Form 10QSB
period 2006-09-30
ADCARE HEALTH SYSTEMS INC
filed 2006-11-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 333-131542
AdCare Health Systems, Inc.
(Exact name of small business issuer as specified in its charter)
Ohio
(State or other jurisdiction of incorporation or organization)
31-1332119
(I.R.S. Employer Identification No.)
5057 Troy Rd, Springfield, OH 45502-9032
(Address of principal executive offices)
(937) 964-8974
(Issuer’s telephone number)
NA
(Former name, former address, or former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
1,966,150 no par common stock
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

AdCare Health Systems, Inc.
Form 10-QSB

Part I. Financial Information
Item 1. Financial Statements
ADCARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents (includes restricted cash of $190,000)	$760,896	$1,403,877
Accounts receivable:
Long-term care resident receivables, net	2,026,628	1,909,245
Management, consulting and development receivables, net	233,747	256,898
Advances and receivables from affiliates, current	27,319	27,559
Assets of discontinued operations	1,826	8,500
Prepaid expenses and other	362,714	205,780

Total current assets	3,413,130	3,811,859

Restricted Cash	434,652	364,946
Property and Equipment, Net	13,818,777	13,345,750
Note Receivable, Net	703,435	712,435
License, Net	1,189,307	1,189,307
Goodwill	2,638,193	2,638,193
Assets of Discontinued Operations, Net of Current Portion	891,324	919,276
Other Assets	1,841,559	1,047,655

Total assets	$24,930,377	$24,029,421

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$2,215,793	$2,462,593
Current portion of notes payable to stockholders	1,597,554	888,467
Accounts payable and accrued expenses	5,080,351	3,354,822
Liabilities of discontinued operations	28,004	38,930

Total current liabilities	8,921,702	6,744,812

Notes Payable and Other Debt, Net of Current Portion	13,110,289	12,350,919
Other Liabilities	41,550	80,650
Forward Purchase Contract	900,000	900,000
Liabilities of Discontinued Operations	846,831	830,387
Minority Interest in Equity of Consolidated Entities	154,578	234,719

Total liabilities	23,974,950	21,141,487

Stockholder’s Equity:
Preferred stock, no par value; 500,000 shares authorized; no shares issued or outstanding
Common stock and additional paid-in capital, no par value; 14,500,000 shares authorized; 1,966,150 shares issued and outstanding	9,397,143	9,397,143
Accumulated deficit	(8,441,716)	(6,509,209)

Total stockholder’s equity	955,427	2,887,934

Total liabilities and stockholders’ equity	$24,930,377	$24,029,421

See notes to condensed consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
				(Restated)
Revenues:
Patient care revenues	$5,226,756	$5,228,545	$15,352,272	$15,145,837
Management, consulting and development fee revenue	433,581	418,914	1,271,254	1,213,992

	5,660,337	5,647,459	16,623,526	16,359,829

Expenses:
Payroll and related payroll costs	3,559,660	3,402,716	10,559,092	10,154,771
Other operating expenses	1,824,999	1,659,309	5,336,836	4,796,085
Depreciation and amortization	191,407	214,011	563,951	582,403

Total expenses	5,576,065	5,276,036	16,459,879	15,533,259

Income from Operations	84,272	371,423	163,647	826,570

Other Income (Expense):
Interest income	11,472	(545)	13,920	4,059
Interest expense, others	(753,797)	(153,272)	(2,104,304)	(751,011)
Interest expense, related parties	(20,771)	(149,871)	(62,887)	(195,359)
Minority interest in earnings (loss) of consolidated entities	23,226	(4,042)	80,760	(66,660)
Other income (expense)	—	(15,052)	—	(15,351)

	(739,871)	(322,782)	(2,072,511)	(1,024,322)

Income (Loss) Before Discontinued Operations	(655,599)	48,641	(1,908,864)	(197,752)

Discontinued Operations:
Income (loss) from discontinued operations	953	(12,757)	(23,643)	(39,077)

Net Income (Loss)	(654,646)	35,884	(1,932,507)	(236,829)
Return to Members	—	—	—	(269,500)

Income (Loss) Attributable to Common Stockholders	$(654,646)	$35,884	$(1,932,507)	$(506,329)

Net Income (Loss) Per Share, Basic:
Continuing operations	$(0.33)	$0.03	$(0.96)	$(0.25)
Discontinued operations	0.00	(0.01)	(0.01)	(0.02)

	$(0.33)	$0.02	$(0.97)	$(0.27)

Net Income (Loss) Per Share, Diluted:
Continuing operations	$(0.33)	$0.03	$(0.96)	$(0.25)
Discontinued operations	0.00	(0.01)	(0.01)	(0.02)

	$(0.33)	$0.02	$(0.97)	$(0.27)

Weighted Average Common Shares Outstanding,
Basic	1,996,150	1,865,550	1,996,150	1,884,394

Diluted	1,996,150	2,275,255	1,996,150	1,884,394

See notes to condensed consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Months Ended
	September 30,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net loss	$(1,932,507)	$(236,829)

Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	502,225	616,782
Minority interest	(80,141)	66,660
Loss on disposal of assets	39,963	—
Discount on convertible debentures	1,134,000	118,612
Changes in certain assets and liabilities:
Accounts receivable	(93,992)	(501,602)
Prepaid expenses and other	(156,934)	(306,046)
Other assets	(787,230)	(238,244)
Accounts payable and accrued expenses	1,714,603	317,926
Other liabilities	(10,904)	(9,362)

Total adjustments	2,261,590	64,726

Net cash and cash equivalents provided by (used in) operating activities	329,083	(172,103)

Cash flow from investing activities:
Increase in restricted cash	(69,706)	(29,515)
Deposits received on land contract	—	48,994
Purchase of business assets	—	(1,550,000)
Purchase of property plant and equipment	(987,263)	(430,445)

Net cash and cash equivalents used in investing activities	(1,056,969)	(1,960,966)

Cash flows from financing activities:
Proceeds from notes payable	552,395	2,730,574
Distributions to minority owners	—	(269,500)
Proceeds from notes payable to stockholder	835,000	40,000
Repayment of notes payable to stockholder	(125,914)	(50,000)
Repayment on notes payable	(1,176,576)	(278,133)

Net cash and cash equivalents provided by financing activities	84,905	2,172,941

Net Increase (Decrease) in Cash and Cash Equivalents	(642,981)	39,872

Cash and Cash Equivalents, Beginning	1,403,877	1,453,213

Cash and Cash Equivalents, Ending	$760,896	$1,493,085

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$553,884	$978,999

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Purchase of business assets in exchange for debt	$—	$450,000

Bridge loans and accrued interest converted to common stock	$—	$106,000

See notes to condensed consolidated financial statements.

AdCare Health Systems, Inc.
Notes To Unaudited Condensed
Condensed Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
For further information, refer to the consolidated financial statements and footnotes thereto included in AdCare Health Systems, Inc.’s registration statement on Form SB-2 pre-effective amendment six.
Earnings per Share
Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding. Earnings available to common stockholders include preferential distributions to Members in a manner similar to the treatment of dividends to preferred stockholders. Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes included in the accompanying consolidated statements of income was computed by applying statutory rates to income before income taxes. Income taxes are allocated to each company based on earnings of each company.
Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax basis of assets and liabilities of each period-end based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the taxes currently payable and the net change during the period in deferred tax assets and liabilities.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes. This statement establishes a common definition of fair value to be used throughout generally accepted accounting principles. This statement is effective for fiscal years beginning after November 15, 2007. The company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial condition, results of operations or liquidity.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We currently are assessing the impact of Interpretation No. 48 on our results of operations and financial position.

NOTE 2. LIQUIDITY AND PROFITABILITY
The Company incurred a net loss of approximately $1,933,000 for the nine months ended September 30, 2006 and approximately $237,000 for the nine months ended September 30, 2005, and has negative working capital of approximately $5,509,000 at September 30, 2006. The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.
At September 30, 2006, the Company was not in compliance with certain financial covenants contained in loan agreements with WesBanco. On November 13, 2006, the Company obtained a waiver from their primary lender, WesBanco, in regards to the defaults and cross defaults that existed at September 30, 2006.
Management’s plans with the objective of improving liquidity and profitability in future years encompass the following:
•	refinancing debt where possible to obtain more favorable terms.

•	increase facility occupancy.

•	add additional management contracts.
Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability. However, there can be no assurance that such events will occur.
NOTE 3. SEGMENTS
For the nine months ended September 30, 2006 and 2005 and the three months ended September 30, 2006 and 2005, the Company operated in two segments: management and facility based care and home based care. The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities. The home based care segment provides home health care services to patients while they are living in their own homes. All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Three-months ended September 30, 2006:
Net Revenue	5,476	744	6,220	—	(560)	5,660
Net Profit (Loss)	(658)	2	(656)	1		(655)
Capital Spending	111	1	112	—		112

Three-months ended September 30, 2005:
Net Revenue	5,367	645	6,012	—	(365)	5,647
Net Profit (Loss)	46	3	49	(13)	—	36
Capital Spending	79	3	82	—	—	82

Nine-months ended September 30, 2006:
Net Revenue	15,858	1,983	17,841	—	(1,217)	16,624
Net Profit (Loss) (Restated)	(1,833)	(76)	(1,909)	(24)	—	(1,933)
Total Assets (Restated)	21,675	2,362	24,037	893	—	24,930
Capital Spending	983	4	987	—	—	987

Nine-months ended September 30, 2005:
Net Revenue	15,581	1,924	17,505	—	(1,145)	16,360
Net Profit (Loss) (Restated)	(229)	31	(198)	(39)	—	(237)
Total Assets (Restated)	20,741	2,294	23,035	994	—	24,029
Capital Spending	418	12	430	—	—	430

NOTE 4. INCENTIVE STOCK OPTIONS
The Company has a stock option plan. Options are available to officers, directors, consultants and employees of the Company. The Board of Directors will select from eligible persons those to whom awards shall be granted, as well as determine the size of the awards. The total number of shares, which are available under the plan, is 120,000 with an option price of $2.50 per share. Each stock option granted under the plan shall expire not more than 5 years from the date that the option is granted.
The fair value of an option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005:

Dividend yield	0%
Expected volatility	0.00%
Risk-free interest rates	4.00%
Expected lives	5 years
A summary of the status of the Company’s employee stock options was as follows as of September 30, 2006 and changes for the period then ended is presented below:

		Weighted
		Average
	September 30,	Exercise
	2006	Price
Beginning	101,000	$2.50
Granted	—	2.50
Forfeited	(1,600)	2.50
Exercised	—	—

Ending	99,400	$2.50

Options exercisable	81,120

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at September 30, 2006 was approximately 3.5 years. The aggregate intrinsic value of options outstanding and stock options exercisable at September 30, 2006 was approximately $248,500 and $202,800, respectively.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of the prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.
Prior to January 1, 2006, the Company had historically followed SFAS No. 123, “Accounting for Stock-Based Compensation,” which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and provide pro forma net earnings (loss) disclosures for employee stock options grants as if the fair-value-based method defined in SFAS 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company’s pro forma net loss for the nine months ended September 30, 2005 had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123.

Nine-Months
Ended
September 30,
2005
(Unaudited)
(Restated)
Net Income (Loss)	$(236,829)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(7,297)

Pro forma net loss	$(244,126)
Return to Members	(269,500)

Pro Forma Loss Attributable to Common Stockholders	$(513,626)

Basic net loss per share – as reported	$(.27)

Basic net loss per share – pro forma	$(.27)

NOTE 5. CONTINGENCIES
Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company. Management provides for loss contingencies where the possibility of a loss is probable. As of September 30, 2006, no estimated loss liabilities due to litigation were recorded. Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company. The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.
NOTE 6. SUBSEQUENT EVENTS
On October 2, 2006, we offered to the holders of our warrants the opportunity to exercise all or a portion of their warrants on a cashless basis. Holders of 444,387 warrants elected this option and 298,945 shares of our common stock were issued.
During February 2006, the Company filed a registration statement on Form SB-2, as amended through October 2006, with the Securities and Exchange Commission (“SEC”) in connection with a planned initial public offering of 703,000 units consisting of two shares of common stock and two five-year warrants each to purchase one share of common stock. The Company granted the underwriters a forty-five day option to purchase additional 105,450 units to cover any over-allotments. The SEC declared the registration statement effective on November 9, 2006, and the units began trading on November 10, 2006. The Company intends to use the proceeds from the offering to acquire and expand the business operations, for working capital and to repay a portion of existing debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three months ended September 30, 2006 compared with September 30, 2005
Revenue
The following table compares revenue for the three months ended September 30, 2006 and 2005:

	September 30,	September 30,	Increase/	%
	2006	2005	(Decrease)	Change
Patient care revenue	$5,226,756	$5,228,545	$(1,789)	0%

Management, consulting and development fee revenue	433,581	418,914	14,667	3.5%

	$5,660,337	$5,647,459	$12,878	.3%

For the periods compared, patient care revenue is nearly unchanged. Occupancy decreased on average by 4.6% in our properties. In our nursing homes, occupancy averaged 80.7% for the three months ended September 30, 2006, compared 88.9% for the three months ended September 30, 2005. In our assisted living properties, occupancy averaged 80.8% for the three months ended September 30, 2006 compared to 82.8% for the three months ended September 30, 2005. The decrease in occupancy was offset by an annual increase in the rates we charge in addition to increased utilization of our home health services resulting in higher home health revenue. Management, consulting and development fee revenue increased $14,667 or 3.5% primarily as a result of inflationary increases in fees charged to our third party management contracts.
Operating Expenses

	September 30,	September 30,	Increase/	%
	2006	2005	(Decrease)	Change
Payroll and related payroll costs	$3,559,660	$3,402,716	$156,944	4.7%

Other operating expenses	1,824,999	1,659,309	165,690	10.0%

Depreciation and amortization	191,407	214,011	(22,604)	(10.6)%

	$5,576,066	$5,276,036	$300,030	5.7%

Operating expenses for the three months ended September 30, 2006 increased $300,030 or 5.7%. Payroll and related payroll costs for the three months ended September 30, 2006 increased $156,944 or 4.6%. This is attributed primarily to increases in employee wages. Other operating expenses increased $165,690 or 10.0%, the majority of which is due to increases in accrued professional fees. Depreciation and amortization expense decreased $22,604 or 10.6% as a result of a number of assets becoming fully depreciated during the quarter.
Income from Operations
Income from operations for the three months ended September 30, 2006 was $84,272. Compared to the three months ended September 30, 2005, this represents a decrease of $287,151 or 77.3%. This is a result of increased expenses for professional fees and increases to our employee’s wages. Additionally, patient care revenue was lower than expected due to lower occupancy at our facilities.

Other Income and Expense
Interest expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, increased $600,525 or 391.8%. This is due primarily to expenses related to issuance costs in connection with the mezzanine financing and to rising interest rates on our adjustable rate loans. Interest expense to related parties decreased $129,100 or 86.1%. This is a result of expenses related to the issuance of warrants in connection with debt guarantees by some of our officers. These were fully expensed by September 30, 2005; therefore, no expense occurred in 2006.
Nine months ended September 30, 2006 compared with September 30, 2005
Revenue
The following table compares revenue for the nine months ended September 30, 2006 and 2005:

	September 30,	September 30,	Increase/	%
	2006	2005	(Decrease)	Change
Patient care revenue	$15,352,272	$15,145,837	$206,435	1.4%

Management, consulting and development fee revenue	1,271,254	1,213,992	57,262	4.8%

	$16,623,526	$16,359,829	$263,697	1.7%

Year-to-date, patient care revenue increased $206,435 or 1.4%. The increase is due primarily to increased revenue at our nursing homes as a result of slightly higher occupancy and higher room rates. Revenue from our home health segment was also higher as a result of increased utilization of those services. However, occupancy at our assisted living facilities was down 11.7%. Overall, patient care revenue still improved due to higher room rates and improved occupancy at our nursing homes and utilization of home health services. Management, consulting and development fee revenue increased $57,262 or 4.7% due to higher management fees charged to our third party management contracts.
Operating Expenses

	September 30,	September 30,	Increase/	%
	2006	2005	(Decrease)	Change
Payroll and related payroll costs	$10,559,092	$10,154,771	$404,321	4.0%

Other operating expenses	5,336,836	4,796,085	540,751	11.3%

Depreciation and amortization	563,951	582,403	(18,452)	(3.2)%

	$16,459,879	$15,533,259	$926,620	6.0%

Operating expenses for the nine months ended September 30, 2006 increased $926,620 or 6.0%. Payroll and related payroll costs for the nine months ended September 30, 2006 increased $404,321 or 4.0%. This is attributed primarily to annual cost of living adjustments to salaries. Other operating expenses increased $540,751 or 11.3% due in part to higher auditing expenses. Additionally, ancillary costs for various therapies and supplies for the residents of our nursing facilities increased due to higher acuity of the residents. Depreciation and amortization expense decreased $18,452 or 3.2% as a result of a number of assets becoming fully depreciated.
Income from Operations
Income from operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 decreased $662,923 or 80.2%. Operating expenses increased 6% as a result of the rising cost of labor and other operating expenses. Gains in revenue were not enough to offset the rising costs of providing services. Revenue only increased 1.6% primarily due to lower occupancy in assisted living facilities.
Other Income and Expense
Interest expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, increased $1,353,293 or 180.2%. This is due primarily to expenses related to issuance costs in connection with the mezzanine financing and to rising interest rates on our adjustable rate loans. Interest expense to related parties decreased $132,472 or 67.8% due to the expenses related to the issuance of warrants in connection with debt guarantees by some of our officers. These expenses were fully recognized by September 30, 2005 and, therefore, no expense was recognized in 2006.
Summary
The loss from operations for the nine months ended September 30, 2006 and 2005 was $1,908,864 and $197,752, respectively. This loss is attributed to the issuance costs in connection with the mezzanine financing and to rising interest rates on our adjustable rate loans. Revenue growth was not enough to offset these increasing expenses because of lower occupancy at our facilities.
Liquidity and Capital Resources
As a new public company, we will incur legal, accounting and other expenses that we did not incur as a private company related to the Securities Exchange Commission’s reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. We have incurred considerable expenses with respect to the re-audit of our books and records for 2005 and 2004 in connection with our registration statement. In addition, we will incur significant incremental expenses with respect to Sarbanes-Oxley Section 404 compliance.
We have obtained directors and officer’s liability insurance and are in the process of obtaining key man life insurance which we did not have in the past and as a result of which we will incur additional costs. We expect the legal, accounting and other expenses that we will incur going public, not including sales commissions and expenses, to be approximately $1,000,000. We also expect the legal, accounting and other expenses that we will incur as a public company on an annual basis to be approximately $350,000 to $400,000. We expect to fund these additional costs using cash flows from expanded operations and financing activities such as equity offerings and additional indebtedness such as a new line of credit.
Overview
We had negative net working capital as of September 30, 2006 of approximately $5.5 million as compared to negative net working capital of approximately $2.93 million for the year ended December 31, 2005, an increase of $2.57 million. Nearly 71% of the increase is due to the current maturity of $1,512,000 from the mezzanine financing. This debt had an original maturity date in September 2006 but has been extended to November 23, 2006. We plan to use a portion of the proceeds of our initial public offering to satisfy this obligation in the event the debt holders chose not to convert the debt into shares of the company. The balance of the increase can be attributed to the additional stock holder loan used to refinance the loan from WesBanco for the acquisition of Assured. The loan matures in June 2007. We plan to replace this loan with permanent financing.
We currently do not have a line of credit available to assist with cash flow. We are currently working with a lender to secure a line of credit but we have not received firm commitments in this regard. We anticipate that our cash flow from our subsidiaries will continue to be sufficient to fund their operating cash needs.
We plan to improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, and 3) adding additional management contracts. We recently engaged a full time Vice President of Marketing and Business Development to assist in marketing all our facilities as well as looking for new management contracts.
In 2003, we entered into an agreement with a building contractor for the renovation and the expansion of ten additional private rooms to our Hearth & Care of Greenfield nursing facility. This project is currently over budget and behind schedule for completion. Due to several change orders, weather delays and increased costs of construction, an additional $325,000 is required to complete the expansion. We are working with a bank to refinance the construction loan and provide additional funds to complete the project; however, there can be no assurances that agreeable terms can be reached. As a result of the continued delays and cost over runs, we are currently negotiating terms of separation with the contractor. There can be no assurance that agreeable terms can be reached. We are also seeking bids from other contractors to take their place.
Notes Payable and Other Debt
Our debt instruments contain various financial covenants and other restrictions including requirements for the following: minimum income and cash flow, debt service coverage, tangible net worth and working capital requirements. Many of these debt instruments also contain cross default provisions and limitations on the amount of additional debt we can raise. We were not in compliance with loan covenants on three loans at December 31, 2005, and September 30, 2006 as follows:
In connection with the financing and loan agreement used to acquire Assured Health Care, Assured was required to maintain a debt service coverage ratio of 1.4 to 1.0 or better on an annual basis. The coverage ratio was 0.45 and not in compliance with the ratio as of December 31, 2005. In April, 2006, the outstanding loan balance of $835,000 was refinanced for one year by a former director and shareholder. There is no debt service coverage ratio requirement on the new loan, and we plan to replace this debt with permanent financing in the future.
In connection with the financing and loan agreement used to re-finance two assisted living properties located in Springfield, Ohio and one in Urbana, Ohio, the properties are required on an annual basis to maintain a minimum tangible net worth which shall be increased each year by the cumulative net earnings of the properties. As of December 31, 2005, the minimum requirement was $870,956 and the actual tangible net worth was $469,478, and therefore, not in compliance. Additionally, we are required to maintain a debt service coverage ratio of 1.4:1.0 as of the end of each fiscal quarter for the twelve month period ending on the last of the fiscal quarter. As of September 30, 2006, the debt service coverage ratio was ..74:1.0. However, the tangible net worth covenant requirement and the debt service coverage ratio requirement were waived by WesBanco on November 13, 2006.
In connection with the financing and loan agreement used to re-finance an assisted living property located in Van Wert, Ohio, the property is required on an annual basis to maintain a minimum tangible net worth and such net worth shall not be less than 10% of total assets. As of December 31, 2005, the minimum requirement was $308,846 and the actual tangible net worth was $207,391. Also, 10% of the total assets was $245,230 as compared to the actual tangible net worth of $207,391; and therefore, both covenants were not in compliance. However, both net worth covenants were waived by WesBanco on April 27, 2006.
Cash Flow
Our cash requirements are satisfied primarily with cash generated from operating activities and financing activities such as equity offerings and additional indebtedness. Our cash flow is dependent on our ability to collect accounts receivable in a timely manner. Accounts receivable collections in the health care industry can be very complex processes. The majority of our revenue is from Medicaid and Medicare programs. These are reliable payment sources which make our likelihood of collection very high. However, the time it takes to receive payment on a claim from these sources can be long. On average, accounts receivable were outstanding nearly 37.5 days before collection as of September 30, 2006 which is higher than September 30, 2005 of 25.7 days. We attribute this increase to an increase in Medicare receivables. The status of collection efforts is monitored very closely by our senior management.
Nine months ended September 30, 2006 as compared to nine months ended September 30, 2005
Net cash provided by operating activities for the nine months ended September 30, 2006 and September 30, 2005 was $329,083 and $(172,103), respectively. For the nine months ended September 30, 2006, cash flow provided by operating activities consisted primarily of net operating losses offset by a substantial growth in accounts payable and accrued liabilities. Net operating losses were a result of lower occupancies at the properties and amortization of the mezzanine loan financing costs. Overall, average occupancy levels fell to 80% for the nine months ended September 30, 2006 from 84.9% for the nine months ended September 30, 2005. Accounts receivable for the nine months ended September 30, 2006, increased $93,992 primarily as a result of slower collections of Medicaid and Medicare receivables.
Net cash used in investing activities for the nine months ended September 30, 2006 and September 30, 2005 was $1,056,969 and $1,960,966, respectively. For the nine months ended September 30, 2006, the increase in investing activities was the result of property and equipment additions. The majority of these additions took place at one of our nursing facilities, Hearth & Care of Greenfield, which is undergoing a major renovation. For the nine months ended September 30, 2005, the increase was primarily the result of the acquisition of Assured Health Care and renovation activity at Hearth & Care of Greenfield. No further major renovations are anticipated at this time.
Net cash provided by financing activities was $84,905 for the nine months ended September 30, 2006. This is the result of proceeds from the note payable established to fund the renovations at our Hearth & Care of Greenfield facility offset by repayments on notes payable as a result of refinancing the Assured loan which also resulted in additional notes payable to stockholders. Net cash provided by financing activities was $2,172,941 for the nine months ended September 30, 2005 primarily as a result of proceeds from notes payable to finance the acquisition of Assured home health.
Special Note Regarding Forward Looking Statements
Certain statements in this report constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of AdCare to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors and customers and our ability to execute our business plan, and our ability to increase revenues is dependent upon our ability to continue to expand our current business and to expand into new markets, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
Item 3. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
There are no material pending legal proceedings to which AdCare Health Systems, Inc and Subsidiaries is a party or to which any property is subject.
Item 2. Changes in Securities and Use of Proceeds
On October 2, 2006, we offered to the holders of our warrants the opportunity to exercise all or a portion of their warrants on a cashless basis. Holders of 444,387 warrants elected this option and 298,945 shares of our common stock were issued.
Item 6. Exhibits and Reports on Form 8-K
a.	Reports on Form 8-K. None

b.	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc. (Registrant)

Date: November 10, 2006	/s/ Gary L. Wade
Chief Executive Officer

Date: November 10, 2006	/s/ J. Scott Cunningham
Chief Financial Officer

Exhibit Index

Number	Exhibit Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act