Form 10KSB
period 2006-12-31
ADCARE HEALTH SYSTEMS INC
filed 2007-04-02
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 333-131542
AdCare Health Systems, Inc.
(Exact name of small business issuer in its charter)

Ohio	31-1332119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5057 Troy Rd, Springfield, OH	45502-9032
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (937) 964-8974
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	American Stock Exchange
Securities registered under Section 12(g) of the Exchange Act: None
Check whether the issue is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year: $22,549,485
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of March 9, 2007, the issuer had 3,789,129 common shares outstanding. The aggregate market value of the common shares held by non-affiliates of the issuer (3,258,217 shares) was approximately $7,298,406 based upon the average bid and asked prices ($2.24) on such date.
The number of shares of Common Stock, no par value, of AdCare Health Systems, Inc. outstanding as of December 31, 2006 was 3,786,129.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

AdCare Health Systems, Inc.
Form 10-KSB

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

PART I
Item 1. Description of Business
Business Development
We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio. We currently manage fifteen facilities, comprised of six skilled nursing centers, seven assisted living residences and two independent living/senior housing facilities, totaling over 800 beds.
We were organized in 1989 by Gary Wade and Michael Williams, who remain active in the management of the business, as President and CEO and Executive Vice President and COO. Passport Retirement, founded by David A. Tenwick, our Chairman, acquired AdCare Health Systems in 1995. We have a seasoned senior management team with substantial senior living, healthcare and real estate industry experience. Our senior management team is incentivized to continue to grow our business through their combined ownership of approximately 16% of our common stock.
Description of Business
We have an ownership interest in seven of the facilities we manage, comprised of 100% ownership of two of the skilled nursing centers and one assisted living facility, as well as a 50% ownership of four of the assisted living residences. The assisted living facilities that we own, operate under the name Hearth & Home, with the tag line “Home is where the hearth is...” We also maintain a development/consulting initiative which is strategic in providing potential management opportunities to our core long-term care business. AdCare Health Systems, Inc. and Hearth & Home are registered trademarks. All of our properties are located within the State of Ohio.
Our business operates in two segments: (1) management and facility-based care and (2) home-based care. In our management and facility-based care segment, we derive revenues from three primary sources. We operate and have ownership interests in seven facilities for which we collect fees from the residents of those facilities. Profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with operating those facilities. We also manage assisted living facilities and nursing homes owned by third parties. With respect to these facilities, we receive a management fee based on the revenue generated by the facilities. Within our management facility-based care segment, we provide development, consulting and accounting services to third parties. In these instances, we receive a fee for providing those services. These fees vary from project to project, with the development fee in most cases being based on a percentage of the total cost to develop the project.
Our home-based care segment provides home health care services to patients while they are living in their own homes. We use our own employees and independent contractors to provide the in-home health care and home care services at a fixed rate. Our profits/losses are based upon the spread between the amount we receive for providing the services and the cost incurred by us in providing those services. Our costs to provide services include the personnel cost which we have paid to the employees and independent contractors as well as our overhead and management expenses. Our management and support staff are more than adequate to support the number of employees and independent contractors in the field. Therefore, to the extent that we can increase the number of independent contractors and employees in the field, the profitability of our home-based care segment will improve.
Because our overhead costs are relatively fixed, our management team believes that the keys to profitable operations of our business are achieving higher occupancy in the long-term care facilities that we own and/or manage, and increasing the number of home health care providers that we have in the field. We decided in 1995 to start developing assisted living properties for our own account and with partners who would provide 50% of the start-up capital. The development, construction and marketing of new facilities take time and we learned that the start-up costs and losses can be significant. Historically, it took us up to 18 months to stabilize occupancy in the facilities that we developed. As a result, in 2003 we changed our philosophy from developing new facilities for our own account, and began to focus on developing and managing new facilities for independent third parties. However, the occupancy rates among all our properties have not been consistent enough to generate over-all operating profits. Our management team believes that our facilities are very competitive in the areas of price and quality of care and that our inconsistent occupancy levels are a result of deficiencies in our marketing efforts. Accordingly, a new position of Vice President of Marketing and Business Development was created to evaluate and address these issues in early 2006. In addition, our new Vice President is responsible for finding additional long-term care facilities for us to manage.
While we only entered the home healthcare field with the acquisition of Assured Health Care in January, 2005, our management team believes that we have an infrastructure in place to support more offices and a larger number of home health care professionals. Our management also believes that the key to sustained profitability in this area is having a greater number of home healthcare professionals in the field. In the process of assimilating the employees and independent contractors of Assured into our organization, we lost a number of revenue producing home health care professionals in late 2005. Those professionals were replaced in 2006 and 2007. As a result, our management team believes that with our increased marketing efforts and expansion of Assured, our existing operations will become profitable. However, if we are unable to increase our occupancy levels or we are unable to increase the staffing visits of our home healthcare business, we may continue to sustain operating losses.
In addition to improving our existing operations, our management team believes that there are significant opportunities to continue the growth of our business. Our nursing homes, assisted living facilities and independent living facilitates operate in the senior living facilities market. Our management believes that this market is one of the most dynamic and rapidly growing sectors within the healthcare space. We believe the trends are encouraging as a result of two key industry drivers: positive demographics, due to the aging of America, coupled with the limited supply of senior living facilities. Our strategy is to be opportunistic by exploiting these trends and growing both internally and through strategic acquisitions.
Our principal executive offices are located at 5057 Troy Road, Springfield, Ohio 45502, and our telephone number is (937) 964-8974. We maintain a website at www.adcarehealth.com.
Employees
As of December 31, 2006, we had approximately 934 total employees of which 537 were full time employees.
Risk Factors
The following are certain risk factors that could affect our business, operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report of Form 10-KSB because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. This section does not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline.
We have a history of operating losses and may incur losses in the future as we expand.
We incurred net losses from our inception until 2003, when we earned net income of $14,667 for the year. Net income increased to $64,753 for the year ended December 31, 2004. However, our net income in 2003 and 2004 was due to the gain recognized on the sales of real property owned by us. For the year ended December 31, 2005, we had a loss of $884,051 and had a loss of $2,441,217 for the year ended December 31, 2006. Therefore, we have not had profitable operations and there can be no assurance that we will be able to achieve and/or maintain profitable operations as we expand. As of December 31, 2006, we have negative working capital of approximately $482,000. Our losses in 2005 included non cash expenses related to our bridge loan of approximately $378,000. Our losses in 2006 included non cash expenses of $1,134,000 also related to our bridge loan.
We intend to expand our business into new areas of operation.
Our business model calls for seeking to acquire existing cash flowing operations and to expand our operations into other areas of business. While we intend to retain our focus on the health care industry, our success will largely depend on our ability to expand into new areas of business within our general industry. As a result, we expect to experience all of the risks that generally occur with expansion into new areas. Many of these risks are out of our control, including risks such as:
•	adapting our management systems and personnel into new areas of business;

•	integrating new businesses into our structure;

•	obtaining adequate financing under acceptable terms;

•	where applicable, securing joint venture arrangements with local hospitals, churches, universities, and other entities;

•	retention of key personnel, customers and vendors of the acquired business;

•	impairments of goodwill and other intangible assets; and

•	contingent and latent risks associated with the past operations of, and other unanticipated costs and problems arising in, an acquired business.
If we are unable to successfully integrate the operations of an acquired business into our operations, we could be required to undertake unanticipated changes. These changes could have a material adverse effect on our business.
We may need additional financing to complete our long-term acquisition and expansion plans, and we do not have commitments for additional financing.
To achieve our growth objectives, we will need to obtain sufficient financial resources to fund our expansion, development and acquisition activities. We believe that in addition to the funds from our recent initial public offering, we may need to secure debt financing in order to help us leverage our equity resources and make further acquisitions. As of December 31, 2006 we had an accumulated deficit of $8,950,426 and negative working capital of approximately $482,000. Our cumulative losses have, in the past, made it difficult for us to borrow adequate funds on what management believed to be commercially reasonable terms. To date, we do not have any commitments for such financing and there can be no assurance that adequate financing will be available on terms that are acceptable to us, if at all. In addition, our Board of Directors may elect to use our stock as “currency” in acquiring additional businesses. If so, our stockholders may experience dilution.
As of December 31, 2006, we were in violation of certain loan covenants, which required us to obtain waivers to cure.
As of December 31, 2006, we were in violation of certain financial covenants with respect to loans with WesBanco Bank. As of December 31, 2006, the aggregate amount of indebtedness owed on these loans was $5,699,504. In March, 2007, we received a waiver of the violations with respect to the loans. Without the existence of the waiver, we would still be in violation of these loan covenants. There is no assurance that we will not violate these covenants in the future, which may trigger cross defaults in a material amount of our outstanding loans.
We currently do not have any lines of credit in place which creates additional risks of not being able to satisfy short-term cash needs.
At the present time, we do not have any lines of credit available to us. Businesses typically use lines of credit to finance short-term and unexpected cash needs. Since we do not have a line of credit currently in place, we are more susceptible to an acute cash deficit. We intend to secure a line of credit and an acquisition credit facility, but we can provide no assurance that a line of credit will be available on acceptable terms, if at all, or that the amount of any line of credit obtained will be sufficient to handle future cash needs as they arise.
Our business is concentrated in Ohio, making it subject to increased risks as a result of potential declines in the Ohio economy.
To date, all of our properties are located within the State of Ohio. In recent years, the economy in the State of Ohio has lagged behind the economic growth in other areas of the country. While we intend to explore expansion into other geographic areas, we are, to some extent, dependent upon the economy of the State of Ohio and the surrounding region. To date, we do not believe that the slow growth of the Ohio economy has negatively impacted our business. However, a substantial downturn in Ohio’s economy, could negatively impact our ability to expand operations and may impair our ability to develop, acquire, and operate our residences.
We are engaged in an evolving and highly-regulated industry, which increases the cost of doing business and may require us to change the way our business is conducted.
Health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, cost of doing business, and amounts of reimbursements from the government and other payers. Our assisted living residences and nursing homes are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. We are and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies. A failure to comply with applicable requirements could cause us to be fined or could cause the cessation of our business, which would have a material adverse effect on our company.
The assisted living model for long-term care is relatively new and, accordingly, the manner and the extent to which it is regulated at the federal and state level is evolving. Changes in the laws or new interpretations of existing laws may have a significant effect on our methods and costs of doing business. Our success will depend partially on our ability to satisfy the applicable regulations and requirements and to procure and maintain required licenses. Our operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care given to the residents and revisions in licensing and certification standards. We believe that our operations do not presently violate any existing federal or state laws. But there can be no assurance that federal, state, or local laws or regulatory procedures which might adversely affect our business, financial condition, and results of operations for prospects will not be expanded or imposed.
Changes in the reimbursement rate from methods of payment from Medicare and Medicaid may adversely affect our revenues and operating margins.
For the years ended December 31, 2006 and 2005, Medicare and Medicaid constituted 27% and 51%, respectively, of our total patient care revenues. The health care industry is experiencing a strong trend towards cost containment. In general, the government has sought to impose lower reimbursement and resource utilization group rates, limit the scope of covered services, and negotiate reduced payment schedules with providers. These cost containment measures have generally resulted in reduced rates of reimbursement for the services provided by companies such as ours.
Changes to Medicare and Medicaid reimbursement programs have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of Medicare and Medicaid program payments is subject to regulatory action and governmental budgetary constraints. For example, Medicaid increased the “look-back” for transferring assets from three years to five years. That is, Medicaid formerly looked back three years to determine whether or not an applicant had transferred assets out of their possession in order to qualify for Medicaid reimbursement. Assets improperly transferred during this three year period would be deemed to be “returned” to the applicant for purposes of determining eligibility. The net result would be that the applicant would be required to cover more of their healthcare costs before Medicaid would begin reimbursement. Unfortunately, in most instances, the applicant no longer has the assets and therefore the applicant becomes a “private pay” resident and, in most cases, because they no longer have the assets, it becomes very difficult to collect fees owed to us. The extension of this period from three years to five years will only exacerbate this situation, as it means that participant eligibility will take longer to establish. In addition to extending the look-back, Medicare is progressively reducing the amount of coverage provided for bad debt. In addition, federal and state government agencies may reduce the funds available under those programs in the future or require more stringent utilization and quality review of service providers such as us.
State regulatory changes also affect our business.
The Ohio General Assembly passed a new budget effective July 1, 2005 which, among other things, institutes significant changes in the Medicaid reimbursement formula for nursing homes. Under this new law, the cost reimbursement system, which has been in place since the early 1990’s, will be phased out and replaced with a pricing system that will reward both quality of care and efficiency in management operations. In July 2006, Medicaid began the transition to the new reimbursement system. The transition is expected to take a number of years. Additionally, the State of Ohio has stopped paying co-pays on dually eligible residents. For the time being, the Federal Government has picked up the costs of the co-pays no longer provided by the State of Ohio. We are not certain whether the Federal Government will continue this program in the long run. As a result, should Ohio continue to refuse co-pays on dually eligible residents and the Federal Government should stop such payments; a substantial amount of our co-pays could become uncollectible.
State Certificate of Need laws and other regulations could negatively impact our ability to grow our nursing home business.
The State of Ohio, and other states in which we could expand, have adopted Certificate of Need or similar laws that generally require that a state agency approve certain nursing home acquisitions and determine the need for certain nursing home bed additions, new services, capital expenditures, or other changes prior to the acquisition or addition of beds or services, the implementation of other changes, or expenditure of capital. State approvals are generally issued for specified maximum expenditures and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition, or other change, and can also result in sanctions or adverse action on the center’s license and adverse reimbursement action. There can be no assurance that we will be able to obtain Certificate of Need approval for all future projects requiring the approval, or that approvals will be timely.
Due to the high-risk circumstances in which we conduct business, we may encounter liability claims in excess of insurance coverage.
The provision of health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant defense costs. We currently maintain $1,000,000 in liability insurance for any one exposure. This insurance is intended to cover malpractice and other lawsuits. Although we believe that it is in keeping with industry standards, there can be no assurance that claims in excess of our limits will not arise. Any such successful claims could have a material adverse effect upon our financial condition and results of operations. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect upon our ability to attract and retain business. In addition, our insurance policies must be renewed annually and there can be no assurance that we will be able to retain coverage in the future or, if coverage is available, that it will be available on acceptable terms.
We encounter intense competition from competitors, many of whom have greater resources than AdCare.
The long-term care industry is highly competitive and we believe that it will become even more competitive in the future. Our assisted living facilities and nursing homes compete with numerous companies providing similar long-term care alternatives, such as home health care agencies, community-based service programs, retirement communities and convalescent centers, and other assisted living providers. We compete with national companies such as HCR Manor Care, Alterra and Extended Care with respect to both our nursing home and assisted living facilities. We also compete with locally owned entities as well as Health Care Facilities-HCF on a regional basis. Historically, we have found that the entry of one or more of these competitors into one of our established markets can reduce both our occupancy and the rates we were able to charge to our customers. In the past, we have found national publicly traded competitors who are willing to enter into a market already served by us. When these competitors experienced lower than expected occupancies, they relied on their greater financial resources to reduce their rates in order to increase occupancy. This resulted in our occupancies decreasing below expected levels. Eventually, demographics improved and rates stabilized. However, there can be no assurance that similar events will not occur in the future which could limit our ability to attract residents or expand our business and that could have a negative effect on our financial condition, results of operations, and prospects. We can provide no assurance that competitive pressures will not have a material adverse effect on us.
The home health care business is also highly competitive. Since we first acquired Assured Health Care in 2005, its operations remain relatively centralized in the Dayton, Ohio area. However, in that area, Assured faces competition from several sources including, without limitation, Fidelity Nursing Home Systems, Kettering Network Home Care, GEM City Home Care, Greene Memorial Hospital Home Care, and Community Springfield.
Our business is very labor intensive, we operate in smaller markets with limited personnel resources, and our success is tied to our ability to attract and retain qualified employees.
We compete with other providers of home health care, nursing home care, and assisted living with respect to attracting and retaining qualified personnel. We depend on the availability of Registered Nurses and Licensed Practical Nurses to provide skilled care to our nursing home residents. According to the Ohio Hospital Association, the supply of nurses nationwide is predicted to be 800,000 short of demand by 2020. Because of the small markets in which we operate, shortages of nurses and/or trained personnel may require us to enhance our wage and benefit package in order to compete and lure qualified employees from more metropolitan areas. To date, we have been able to adequately staff all of our operations. However, we can provide no assurance that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

We are dependent on our management team and the loss of any of these individuals would harm our business.
Our future success depends largely upon the management experience, skill, and contacts of our officers and directors, in particular, David A. Tenwick, our Chairman, Gary L. Wade, our President and CEO, and J. Michael Williams, our Executive Vice President and COO. Mr. Wade, Mr. Williams, and Mr. Tenwick have each signed employment contracts that are effective through April 2008. Loss of the services of any or all of these officers could be materially detrimental to our operations. In addition, due to the location of our corporate headquarters in a smaller urban region, we may experience difficulty attracting senior managers in the future. At the present time, we do not have any key man life insurance on any of these officers.
Our business is largely dependent on short-term management contracts that may not be renewed from year to year.
For the years ended December 31, 2006, and December 31, 2005, approximately 7.5% of our total revenues were generated from management contracts to manage senior living and long-term care facilities. These contracts generally have terms of three years with options to renew at the end of the term. Each contract can be terminated without cause by either party on nine months notice and may be terminated earlier for cause. While we had 100% renewal of the contracts which were up for renewal in 2005 and 2006, there can be no assurance that the contracts will be renewed at the end of the present terms, or that our customers will not exercise their ability to terminate the contracts earlier. Our home healthcare business enters into one year contracts with various agencies to provide home care services to clients and members of those agencies. These contracts are renewable annually and, while 100% of the contracts were renewed for the years ended December 31, 2006 and 2005, there can be no assurance that existing contracts will be renewed in 2007 or later.
We own multiple parcels of real estate and could be subject to environmental liability for hazardous substances found on any of those parcels, whether or not we caused the contamination.
While we are not aware of any potential problems at this time, we own multiple parcels of real estate, each of which is subject to various federal, state, and local environmental laws, ordinances, and regulations. Many of these laws and regulations provide that a current or previous owner of real property may be held liable for the cost of removing hazardous or toxic substances, including materials containing asbestos that would be located on, in, or under the property. These laws and regulations often impose liability whether or not the owner or operator knew, or was responsible for, the presence of the hazardous or toxic substances. The cost of the removal is generally not limited under the laws and regulations and could exceed the property’s value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. If any of our properties were found to have environmental issues, we may be required to expend significant amounts to rehabilitate the property and we may be subject to significant liability.
The price of our securities may be subject to fluctuation.
The market price of our common stock and warrants will likely be highly volatile and subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include:
•	variations in our operating results;

•	changes in the general economy, and more specifically the Ohio economy or in the local economies in which we operate;

•	the departure of any of our key executive officers and directors;

•	the level and quality of securities analysts’ coverage for our common stock;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in the federal, state, and local health-care regulations to which we are subject; and

•	future sales of our common stock.
For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance.

Our management substantially controls all major decisions.
Our directors and officers beneficially own approximately 18% of our outstanding common shares. Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by stockholders, such as the election of directors, the amendment of our charter documents, and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets, and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.
As we expand our operations, we may open or manage facilities that are geographically near other facilities that we operate or manage.
While the facilities that we own and manage are sufficiently well-spaced so that they do not currently compete for business, there can be no assurance in the future, as we grow, that circumstances will not arise where facilities which we own and/or manage will compete with each other for patients. If this were to occur, it may damage our relationships with facilities that we manage that could result in the termination of our management agreements.
The requirements of being a public company may strain our resources and distract our management.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ended December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.
Takeover defense provisions may adversely affect the market price of our common stock.
Various provisions of Ohio corporation law and of our corporate governance documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving you of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our units, warrants, and common stock. These provisions include:
•	a requirement that special meetings of stockholders be called by our Board of Directors, the Chairman, the President, or the holders of shares with voting power of at least 25%;

•	staggered terms among our directors with these classes of directors and only one class to be elected each year;

•	advance notice requirements for stockholder proposals and nominations; and

•	availability of “blank check” preferred stock.
Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business and future products.
Our Articles of Incorporation and Code of Regulations provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the development of our product candidates, thereby affecting our ability to attain or maintain profitability.
Item 2. Properties
Our corporate office is located in Springfield, Ohio. We own the office building, which contains approximately 7,200 square feet of office space. We believe that we will need additional office space in the near future and that suitable office space is available in the Springfield area. We own additional land on which we could expand our office facilities. This property is subject to debt in the amount of $221,071 (as of December 31, 2006) which matures on June 1, 2013.
Community’s Hearth & Home, Ltd., is an Ohio limited liability company that owns three assisted living properties. We own 50% of this entity and our partner, Community Mercy Health Partners, a hospital group, owns the remaining 50%. The three properties owned by this entity are each subject to a mortgage of $3,725,000 (as of December 31, 2006) which matures December 22, 2022.
•	Hearth & Home at Harding is a free standing, single story assisted living facility, comprised of 11,711 square feet of space. The central core of common living area of the home includes a living room, family room, dining room, kitchen, activity room, and laundry room with 10 separate bedrooms with baths on each side of the central core for a total of 20 bedrooms (including 8 one bedroom units). The facility is located on 1.25 acres in Springfield, Ohio. Springfield is a community in southwestern Ohio.

•	Hearth & Home at El Camino is a duplicate copy of Hearth & Home at Harding also located in Springfield, Ohio. The facility is dedicated to providing Alzheimer’s care for its residents.

•	Hearth & Home at Urbana was a duplicated copy of Hearth & Home at Harding and El Camino. However, the facility was expanded in 2003 to add 12 more bed rooms, public area and parking spaces now totaling 20,180 square feet of space. The assisted living facility is located on 2 acres in Urbana, Ohio. Urbana is a community located in southwestern Ohio.
Hearth & Home at Van Wert is a free standing single story assisted living facility, comprised of 25,571 square feet of space and is owned by Hearth & Home of Van Wert, Ltd., an Ohio limited liability company. The facility is designed with 15 residential bedrooms (30 total bedrooms) grouped into two clusters around community living spaces, including family kitchen, dining, laundry and a hearth room. There is a main kitchen and the living clusters are connected by a large interior atrium. The assisted living facility is located on 3 acres in Van Wert, Ohio. Van Wert is a community in northwestern Ohio. We own 48.5% of the limited liability company with the remaining 51.5% owned by individual investors, located primarily in Van Wert. This property is subject to a mortgage in the amount of $1,975,504 (as of December 31, 2006) which matures on January, 2026.
Hearth & Home at Vandalia is a free standing single story assisted living facility, comprised of 29,431 square feet of space. The facility is designed with 15 residential bedrooms (45 total bedrooms) grouped into three clusters around community living spaces, including family kitchen, dining, laundry and hearth room. There is a main kitchen and the living clusters are connected by a large interior atrium. The assisted living facility is located on 4 acres in Vandalia, Ohio. Vandalia is a community located on the north side of the city of Dayton, Ohio. This property is subject to a mortgage in the amount of $3,646,490 (as of December 31, 2006) which matures on May, 2041.
The Pavilion is a 62-bed nursing home located on 4 acres of land in Sidney, Ohio. The nursing home is a single story building that is licensed for 62 beds and has a gross building area of 16,151 square feet. The building is constructed in the form of a cross, with resident rooms in three of the wings and the nurses’ station at the center of the cross. The fourth wing of the building contains the dining room and activity area, kitchen, laundry and other staff operations areas. The 62 resident beds are dually certified for Medicaid and Medicare. Sidney is a community located in northwestern Ohio. This property is subject to a mortgage in the amount of $2,017,677 (as of December 31, 2006) which matures on June, 2022.
Hearth & Care at Greenfield is a 50-bed single story nursing home, located on approximately one half acre, in Greenfield, Ohio. The property is a residential home that was converted and expanded into 40-nursing beds all located on the first floor. The property is in the process of again being improved with the addition of 10 private bedrooms, new kitchen, laundry, activity and therapy rooms and a new front entrance and nurses’ station totaling 10,550 square feet. When completed, scheduled for the second quarter of 2007, the total square footage will be approximately 29,000 square feet of space. The 50 resident beds are dually certified for Medicaid and Medicare. Greenfield is a community located in southern Ohio. This property is currently being rehabilitated and will be subject to a mortgage in the amount of $1,412,000 upon completion. This lien will mature March 2030. The outstanding principal amount as of December 31, 2006 was $1,412,000. This project is currently over budget and behind schedule for completion. Due to several change orders, weather delays and increased costs of construction, an additional $620,000 is required to complete the expansion. We are working with a bank to refinance the construction loan and provide additional funds to complete the project; however, in the meantime, the Company is providing the funds to complete the improvements scheduled for completion by July 1, 2007.
Pursuant to a ten-year lease which began March 1, 2003, we lease 100% of The Covington Care Center, a 106-bed single story nursing home located in Covington, Ohio. This is a net lease in which we lease the entire facility including the building and equipment. We also manage this facility and all revenues collected in excess of the lease costs and operating expenses represent our profits with respect to this facility. The building is a long, rectangular building containing 31,048 square feet of space. It has several nurses’ stations, dining, laundry, kitchen, activity, therapy, and several other rooms along with administrative offices. The 106 resident beds are dually certified for Medicaid and Medicare. The nursing home is located in Covington, Ohio, a community located in western Ohio. Our lease payments are $620,000 per year and we have an option to purchase the property after five years at the greater of $5,500,000 or the then fair market value. In the event we do not acquire the facility, the annual lease payment will increase to $650,000 per year for the remaining five years of the ten year lease beginning in March 2008.
We believe that all of our properties are well maintained and suitable for the services we provide in them and that they are adequately covered by insurance.
Portfolio of Owned and Managed Facilities

		FACILITIES
		DEVELOPED	%		2005	2006
SKILLED NURSING FACILITIES (SNF)	BEDS	BY ADCARE	OWNED	MANAGE	OCCUPANCY(3)	OCCUPANCY(3)
Covington Care Center, Covington, OH (2)	106			X	85%	83%
Koester Pavilion, Troy, OH	150			X	97%	97%
The Pavilion, Sidney, OH	62		100%	X	85%	83%
The Health Center at SpringMeade, Tipp City, OH	99	X		X	98%	99%
Valley View Alzheimer’s Center, Frankfort, OH	50			X	95%	98%
Hearth & Care at Greenfield, Greenfield, OH	50		100%	X	78%	89%

		FACILITIES
		DEVELOPED	%		2005	2006
ASSISTED LIVING FACILITIES (ALF)	BEDS	BY ADCARE	OWNED	MANAGE	OCCUPANCY(3)	OCCUPANCY(3)
Hearth & Home at Harding, Springfield, OH	20	X	50%	X	90%	88%
Hearth & Home at Urbana, Urbana, OH	32	X	50%	X	92%	73%
Hearth & Home at Friedman Village, Tiffin OH	20	X		X	79%	95%
Hearth & Home at El Camino, Springfield, OH	20	X	50%	X	94%	77%
Hearth & Home at Van Wert, Van Wert, OH	30	X	48.5%	X	88%	77%
Hearth & Home at Vandalia, Vandalia, OH	45	X	100%	X	91%	95%
Legacy Assisted Living Xenia, OH	22	X		X	(4)	29%

		FACILITIES
		DEVELOPED	%		2005	2006
INDEPENDENT LIVING FACILITIES (ILF)	BEDS	BY ADCARE	OWNED	MANAGE	OCCUPANCY(3)	OCCUPANCY(3)
SpringMeade Residence, Tipp City, OH	83	X		X	98%	98%
Friedman Village, Tiffin, OH	34	X		X	65%	69%

(1)	These represent facilities in which we acted in the traditional capacity of a real estate developer overseeing the entire project from acquisition of the land through construction and operation of the facility.

(2)	Net Lease in which we pay rent plus taxes, insurance and maintenance on the property.

(3)	Average occupancy for the year ended December 31, 2005 and December 31, 2006.

(4)	Legacy Village was not open in 2005 and began admitting residents during 2006.
Item 3. Legal Proceedings
We are not currently involved in any material litigation. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
Our units began trading on the American Stock Exchange on November 10, 2006, under the symbol “ADK.U”. Each unit consisted of two shares of common stock and two five year warrants for two shares of common stock. The units stopped trading and the common stock and the warrants began to trade separately on December 21, 2006, with the common stock under the symbol “ADK” and the warrants under the symbol “ADK.WS”.
The high, low and closing prices of our stock on the American Stock Exchange and dividends declared and paid during 2006 were as follows:

“ADK”	High	Low	Close	Cash Dividends
2006 Fourth Quarter	$3.75	$2.80	$2.80	None

“ADK.WS”	High	Low	Close	Cash Dividends
2006 Fourth Quarter	$.50	$.25	$.40	None
On December 31, 2006, we had 432 stockholders of record.
We have never paid cash dividends on our common shares. Holders of common shares are entitled to receive dividends. Our ability to pay dividends will depend upon our future earnings and net worth. We are restricted by Ohio law from paying dividends on any of our outstanding shares while insolvent or if such payment would result in a reduction of our stated capital below the required amount.
It is the intention of our Board periodically to consider the payment of dividends, based on future earnings, operating and financial condition, capital requirements and other factors deemed relevant by the Board. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount. Our Board may decide not to pay dividends in the near future, even if funds are legally available, in order to provide us with more funds for operations.

For the year ended December 31, 2006, there were no sales of unregistered securities. Additionally, we did not repurchase any equity securities of the Company.
Use of Proceeds
Our initial public offering was co-underwritten by Newbridge Securities Corporation and Joseph Gunnar & Co, LLC. Our offering consisted of 703,000 units. Each unit consisted of two shares of our common stock and two five-year warrants each to purchase one share of our common stock. Our net proceeds from the sale and issuance of 703,000 units was $5,742,865, based upon an initial public offering price of $9.50 per unit and after deducting the estimated underwriting discount, the non-accountable expense allowance and the estimated offering expenses payable by us.
The following table contains a reasonable estimate of the expenses incurred in this offering and the subsequent use of proceeds at the conclusion of the offering:

Gross offering proceeds (703,000 units x $9.50 per unit)		$6,678,500
Underwriting discounts and commissions	534,280.00
Underwriter’s expenses	226,354.12
Other expenses (1)	175,000.00

Total Expenses		935,634.12

Net offering proceeds		5,742,865.88
Repayment of indebtedness	2,082,152.00
Legal and accounting fees related to this offering	696,701.56
Working capital	936,146.44
Cash held in money market account	1,527,865.88
Cash held in interest bearing saving account	500,000.00

Net proceeds unaccounted for		$0.00

(1)	Other expenses consist of $75,000 paid to Newbridge Securities Corporation for as a consulting fee in connection with their Financial Advisory Agreement. $100,000 represents our purchase of the warrants held by Newbridge Securities Corporation pursuant to the underwriting agreement.
In accordance with the terms and conditions contained in the underwriting agreement, we agreed to sell to the representatives of our initial public offering, for $100, options to purchase up to a total of 5% of the units sold. Each unit consisting of two shares of stock and two warrants for two shares of stock. Therefore, 35,150 unit options were issued at the closing of our initial public offering on November 9, 2006. These options are exercisable at an exercise price of $11.875 (125% of the offering price) per unit commencing on November 9, 2007 and ending on November 9, 2011. We have valued the unit options, using the Black-Scholes option pricing model, at approximately $102,000. The issuance of the options and the related expense, which was treated as a cost of the offering, were both offsetting adjustments to additional paid in capital. The warrants are exercisable commencing on November 9, 2007 and ending on November 9, 2011 at an exercise price equal to 125% of exercise price of the warrants in the units in the offering or $6.75 per warrant.

Equity Compensation Plan Information
The following table sets forth additional information as of December 31, 2006, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		Under Equity
	Exercise of	(b)	Compensation Plans
	Outstanding	Weighted-Average	(Excluding
	Options,	Exercise Price of	Securities
	Warrants and	Outstanding Options,	Reflected in Column
	Rights	Warrants and Rights	(a))
Equity compensation plans approved by security holders (1)	80,640	$2.50	5,800
Equity compensation plan not approved by security holders (2)	0	$0.00	200,000

(1)	The total number of shares available under the option plan is 120,000. The options were granted in August 2004 and vest over a five year period contingent on continued employment. At December 31, 2006, 80,640 options had vested with an additional 18,780 remaining to vest. Due to separation of employment, 14,800 options have been forfeited during the five year vesting period.

(2)	We have a stock option plan effective September, 2005. To date, no options have been granted under this plan.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Overview
We are a Springfield, Ohio, based developer, owner and operator of nursing homes, assisted living facilities and retirement communities. We also provide development, consulting and accounting services to hospitals, churches, universities and other parties interested in pursuing long-term care initiatives. We currently manage 15 facilities with over 800 total beds, comprised of six skilled nursing centers, seven assisted living residences and two independent living/senior housing facilities. Of these properties, we own two of the skilled nursing centers totaling 112 beds, lease a third totaling 106 beds, own one assisted living residence totaling 45 beds, own 48.5% of another assisted living facility with 30 beds, and own 50% of three assisted living residences totaling 72 beds. The rest of the properties are managed on behalf of third-party owners (including a hospital and a university). All of the properties are located in Ohio.
In recent years, we observed the trend that more seniors were staying in their homes for a longer period of time prior to moving into a long-term care setting. We have also observed that more seniors are using nursing and assisted living facilities for short rehabilitation stays and then moving back to their homes. We have taken advantage of this opportunity and expanded our operations to provide personal care and health care services in the home. Accordingly, in January, 2005, we acquired Assured Health Care, a home health care service provider located in Dayton, Ohio. Assured has been providing home health care services in the greater Dayton area for 10 years. In April, 2005, we opened a satellite office of Assured in Springfield, Ohio; and our expansion plans call for opening additional offices in areas where our properties are located.

The table set forth below shows the Net Income (Loss) from both our management and facility-based care operation and our home based care operation for the years ended December 31, 2006 and 2005.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Year ended December 31, 2006:
Net Revenue	21,329	2,804	24,133	—	(1,584)	22,549
Net Profit (Loss)	(2,431)	17	(2,414)	(27)	—	(2,441)
Total Assets	22,109	2,392	24,501	885	—	25,386
Capital Spending	1,020	6	1,026	—	—	1,026

Year ended December 31, 2005:
Net Revenue	20,938	2,510	23,448	—	(1,548)	21,900
Net Profit (Loss)	(886)	8	(878)	(6)	—	(884)
Total Assets	21,682	1,419	23,101	928	—	24,029
Capital Spending	567	16	583	—	—	583
Prior to 2003, we experienced a history of operating losses primarily due to building and opening assisted living properties for our own account. These losses are generally the result of long lead times associated with opening new facilities and the cost of debt service, staffing and general operating expenses incurred prior to reaching an occupancy level that allows the facility to break even. Due to the expense of this opening process, we decided to revise our business model and stop developing facilities for ourselves. As a result, we changed our focus to provide property management, development, consulting and accounting services for third parties. Although it is difficult to quantify the impact of that decision, the last two assisted living facilities developed for our own account showed operating losses of approximately $900,000 in the initial year of operations. If we had continued to develop additional assisted living properties for our own account, we may have continued to incur significant operating losses of this nature.
We focus on two primary indicators in evaluating the financial performance of our business. Those indicators are facility occupancy and staffing. Facility occupancy is important as higher occupancy generally leads to higher revenue. According to the Ohio Health Care Association, average nursing home occupancy within Ohio was 87.8% for 2005. Over the past 10 years, occupancy has averaged 87.8% statewide according to the State of Ohio. Our nursing homes averaged 80.5% for 2006 and assisted living averaged 78.1%. For 2005 our nursing facilities averaged 80.1% and assisted living averaged 92%. While state wide averages are not yet available for 2006, we believe they will be consistent with prior years. Statewide averages are not published for assisted living facilities.
Although the occupancy levels at our facilities were depressed during 2006, improvement in occupancy levels will allow for organic growth in revenue. Improvement in occupancy was evident towards the end of 2006 in our assisted living facilities. During the last quarter of 2006, our assisted living occupancy increased nearly 10% from an average 80.7% during the third quarter to an average of 90.5% during the fourth quarter 2006. However, our nursing homes experienced a slight decline in occupancy during the last quarter to 79% from 80.8% during the third quarter.

Results of Operations
Year Ended December 31, 2006 as compared to the year ended December 31, 2005
Revenue
Approximately 92% of our revenue is derived from patient care services provided by our skilled nursing facilities, assisted living facilities and home health agency. The following table compares revenue for the years ended December 31, 2006 and 2005:

	December 31,	December 31,	Increase/	%
	2006	2005	(Decrease)	Change
Patient care revenue	$20,801,684	$20,412,688	$388,996	1.9%
Management, consulting and development fee revenue	1,747,801	1,487,672	260,129	17.5%

	$22,549,485	$21,900,360	$649,125	3%

For the year ended December 31, 2006, patient care revenue increased $388,996 or 1.9%. This increase was the result of higher rates charged to residents in 2006 than in 2005 as a result of annual increases in room rates. Additionally, the increase can be attributed to our home health agency where utilization increased nearly 30% from 2005. Overall, occupancy in our assisted living residences and nursing homes declined from an average of 84% for 2005 to 80.5% for 2006 partially offsetting the increase in rates and home health agency utilization. Management, consulting and development fee revenue increased $260,129 or 17.5%. The increase is due primarily to the addition of an assisted living management contract, increased management fees to nursing homes as a result of an inflationary increase and increased services provided to two existing clients.
Operating Expenses

	December 31,	December 31,	Increase/	%
	2006	2005	(Decrease)	Change
Payroll and related payroll costs	$14,279,275	$13,602,022	$677,253	5.0%
Other operating expenses	7,114,252	6,726,110	388,142	5.8%
Depreciation and amortization	748,312	805,997	(57,685)	(7.2)%

	$22,141,839	$21,134,129	$1,007,710	4.8%

Operating expenses for the year ended December 31, 2006 increased $1, 007,710 or 4.8%. Payroll and related payroll costs for the year ended December 31, 2006 increased $677,253 or 5.0%. This increase is attributed, in part, to annual cost of living adjustments to salaries and engaging a full time marketing executive officer. In addition, our home based care segment payroll and related payroll costs increased approximately $220,000 or 10.6% as a result of increasing the hourly rate for our employees and eliminating reimbursement for travel expenses and additional wages to provide staff to an increased number of patients. Overall, other operating expenses increased $388,142 or 5.8% due primarily to higher accounting fees ($154,000) and higher costs of temporary staffing to cover vacant care giver positions ($110,000), increased franchise fees levied by the state on nursing facility bed licenses ($77,000) and higher liability insurance expenses ($52,000) offset by lower supply costs.
As of June 30, 2005, Ohio charged each licensed nursing home bed a “franchise fee” of $4.30 per day. This fee was increased by $1.95 effective July 1, 2005 resulting in increased fees of approximately $77,000 for the year ended December 31, 2006 compared to December 31, 2005. This expense becomes part of our cost that is reimbursed by Medicaid when Medicaid pays our nursing homes for Medicaid covered residents and is therefore partially offset by increased revenue. There are no franchise fees levied on assisted living bed licenses.
Income from Operations
Income from continuing operations for the year ended December 31, 2006 was $407,646 compared to December 31, 2005 of $766,231, a decrease of approximately $359,000 or 46.8%. While revenues increased from 2005 to 2006, the increase was marginal at 3% compared to the growth in operating expenses of 4.8%. Lower occupancy in our nursing homes and assisted living properties was the primary reason for lower than expected revenue. The increase in expenses was due primarily to higher accounting fees and franchise fees.
Other Income and Expense
Interest expense for the year ended December 31, 2006 was $2,414,996, an increase of $908,996 or 60.4% as compared to the year ended December 31, 2005. For the years ended December 31, 2006 and 2005, we incurred approximately $1,134,000 and $378,000, respectively, in additional expense due to non-cash expenses related to issuance costs in connection with the mezzanine financing which was completed by our lead underwriter, Newbridge Securities. This expense was fully recognized by September 30, 2006; therefore no additional expense will be incurred for this issue.
Based on financial information which became available to us during the first quarter of 2007, we determined that additional reserves were required in connection with our receivable from the New Lincoln Lodge. Our decision was based on year end results of New Lincoln Lodge and our inability, based on that information, to determine when this note might be repaid. In July 2006, we entered into a 10 year rental agreement to lease office space from the New Lincoln Lodge at $3,000 per month. We have determined the present value of this rental agreement to be approximately $257,000. As a result of our analysis, we increased reserves by approximately $437,000 to reduce the note receivable to its net realizable value which is represented by the present value of the 10 year rental agreement (see note 5 to consolidated financial statements).
Summary
The loss from continuing operations for the year ended December 31, 2006 was $2,413,794 compared to a loss from continuing operations of $877,702 for the year ended December 31, 2005. Of the loss, approximately $1,134,000 is attributable to expenses related to issuance costs in connection with the mezzanine financing, approximately $437,000 is related to additional reserves for the New Lincoln Lodge receivable and the balance is due to overall lower occupancy levels and higher operating expenses as compared to those for the year ended December 31, 2005.

Changes in Balance Sheet

	December 31,	December 31,	Increase/
	2006	2005	(Decrease)	% Change
Cash and cash equivalents	$2,136,414	$1,208,756	$927,658	76.7%
Prepaid expenses	$337,638	$205,780	$131,858	64.1%
Restricted cash	$914,941	$364,946	$549,995	150.7%
Property and equipment	$13,750,870	$13,345,750	$405,120	3.0%
Note receivable	$257,413	$712,435	$(455,022)	(63.9)%
Other assets	$838,283	$1,047,655	$(209,372)	(20)%
Total assets	$25,386,394	$24,029,421	$1,356,973	5.6%
Current portion of notes payable and other debt	$744,131	$2,462,593	$(1,718,462)	(69.8)%
Current portion of notes payable to stockholders	$828,344	$888,467	$(60,123)	(6.8)%
Accounts payable and accrued expenses	$3,804,590	$3,354,822	$449,768	13.4%
Notes payable and other debt, net of current portion	$12,909,162	$12,350,919	$558,243	4.5%
Total assets for the year ended December 31, 2006, were $25,386,394 compared to $24,029,421 as of December 31, 2005, an increase of $1,356,973 or 5.6%. Cash and cash equivalents increased $927,658 due to the completion of the initial public offering in November, 2006. While proceeds of the initial public offering were approximately $5,700,000, approximately $2,000,000 was used to retire debt, approximately $697,000 was used to pay associated legal and accounting fees, and approximately $936,000 was used for working capital (refer to page 12 of this 10-KSB for additional explanation of the use of proceeds). Prepaid expenses increased $131,858 or 64.1% due to additional prepaid insurance expenses, workers’ compensation expense and monthly contributions to an escrow for annual debt service on bond repayments. Restricted cash increased $549,995 primarily as a result of a $500,000 deposit to a restricted savings account to secure an extension on a line of credit for one of the properties (see additional discussion in Liquidity and Capital Resources section of this 10-KSB). Property and equipment increased $405,120, net of accumulated depreciation, or 3.0% due primarily to continued construction and renovation of Hearth & Care of Greenfield. Note receivable decreased $455,022 as a result of additional allowance against the collectability of the receivable (see note 5 of the consolidated financial statements). Other assets decreased $209,372 or 20%. This was as a result of the transfer of deferred offering costs related to the initial public offering to Stockholders’ Equity offset by an increase as a result of recording the deferred compensation plan (see note 20 to the consolidated financial statements).
Current portion of notes payable and other debt decreased $1,718,462 or 69.8% as a result of retiring the balance of the mezzanine loan and to current maturities. Current portion of notes payable to stockholders decreased $60,123 or 6.8% as a result of a loan from a stockholder for $835,000 to refinance the loan from WesBanco that was used to acquire Assured offset by the retirement of other stockholder debt by using the proceeds from the initial public offering (see additional discussion in Liquidity and Capital Resources section of this 10-KSB). Accounts payable and accrued expenses increased $449,768 or 13.4% as a result of taking more time to pay bills to manage cash flow. Notes payable and other debt, net of current portion, increased $558,243 or 4.5% as a result of additional bank construction loans for the renovation and addition at Hearth & Care of Greenfield.

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
We have obtained directors and officer’s liability insurance and are in the process of obtaining key man life insurance which we did not have in the past and as a result of which we will incur additional costs. We expect the legal, accounting and other expenses that we will incur as a public company on an annual basis to be approximately $350,000 to $400,000. We expect to fund these additional costs using cash flows from expanded operations and financing activities and additional indebtedness such as a new line of credit.
Overview
We had negative net working capital as of December 31, 2006 of approximately $482,000 as compared to negative net working capital of approximately $2.93 million for the year ended December 31, 2005, a decrease of $2.48 million. The majority of the decrease in negative net working capital is the result of the completion of our initial public offering in November 2006, the subsequent retirement of current liabilities related to our bridge loan and various shareholder loans and improvements in occupancy at our assisted living facilities and utilization of our home health services. This decrease was, in part, offset by an additional stockholder loan of $835,000 used to refinance the loan from WesBanco for the acquisition of Assured. The loan matures in June 2007. We plan to replace this loan with permanent financing.
We currently do not have a line of credit available to assist with cash flow. We are working with a lender to secure a line of credit but we have not received firm commitments in this regard. We anticipate that our cash flow from our subsidiaries will continue to be sufficient to fund their operating cash needs. In the event our subsidiaries fail to perform and to provide sufficient cash flow, we may be required to sell some of our properties in order to satisfy our debt service requirements and accounts payable. However, we plan to improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, and 3) adding additional management contracts. During 2006, we engaged a full time Vice President of Marketing and Business Development to assist in marketing all our facilities as well as looking for new management contracts.
In 2004, we entered into a land contract to sell our Marion Hearth & Home assisted living facility. The purchaser is a not-for-profit organization that relies on fund raising and grants to fund their operations as a shelter for abused women. During 2005 the purchaser did not receive all anticipated grant money; and, as a result, we agreed to reduce their monthly payments for one year. We plan to negotiate with the purchaser to allow them more time to acquire grants to complete the purchase of the property. In the event they are unable to consummate the contract by December 31, 2008, the property will be returned to us. If this happens, we will have the option of finding another buyer or returning the property to an assisted living facility operated by us. If the land contract is not consummated, we will continue to make the mortgage payments without the benefit of the offsetting land contract payments until such time as the building can be sold or converted back to assisted living with a stable occupancy.
We have a forward purchase contract to acquire the outstanding partnership interest in Hearth & Home of Van Wert by October 2008. The present value of this contract is $900,000 as of December 31, 2006 and December 31, 2005. We plan to satisfy this contract with bank financing. There can be no assurances that such financing will be available at that time to satisfy this commitment.
In 2003, we entered into an agreement with a building contractor for the renovation and the expansion of ten additional private rooms to our Hearth & Care of Greenfield nursing facility. This project is currently over budget and behind schedule for completion. Due to several change orders, weather delays and increased costs of construction, an additional $620,000 is required to complete the expansion. We have terminated our contract with the initial project contractor due to their poor performance and have engaged a new contractor to have the building completed. Subsequently, the former contractor has filed a claim against us alleging damages of $376,000 for terminating the contract. In addition, a subcontractor has also sought judgement against Hearth & Care of Greenfield in the amount of approximately $57,000. We believe that the claims are without merit and intend to vigorously defend our position (see note 17 of the consolidated financials statements). Furthermore, we believe that the Company may have a claim against the contractor.
We are working with a bank to refinance the construction loan and provide additional funds to complete the project; however, there can be no assurances agreeable terms can be reached.
Notes Payable and Other Debt
For the year ended December 31, 2006 and the year ended December 31, 2005, we had long-term debt outstanding of $13,766,917 and $16,068,396, respectively with weighted average interest rates of 7.5% and 7.1%, respectively. Approximately half of our debt is at a variable interest rate. We project that an increase of 1% in interest rates could result in a $74,000 increase in interest expense.
Our debt instruments contain various financial covenants and other restrictions including requirements for the following: minimum income and cash flow, debt service coverage, tangible net worth and working capital requirements. Many of these debt instruments also contain cross default provisions and limitations on the amount of additional debt we can raise. We were not in compliance with loan covenants on four loans at December 31, 2006 as follows:
In connection with the financing and loan agreement used to acquire Assured Health Care, Assured was required to maintain a debt service coverage ratio of 1.4 to 1.0 or better on an annual basis. The coverage ratio was 0.45 and not in compliance with the ratio as of December 31, 2005. In April, 2006, the outstanding loan balance of $835,000 was refinanced for one year by a former director and shareholder. The new loan matures in June 2007. There is no debt service coverage ratio requirement on the new loan. We plan to replace this debt with permanent financing.

In connection with the financing and loan agreement used to re-finance two assisted living properties located in Springfield, Ohio and one in Urbana, Ohio, the properties are required on an annual basis to maintain a minimum tangible net worth which shall be increased each year by the cumulative net earnings of the properties. As of December 31, 2006, the minimum requirement was $720,800 and the actual tangible net worth was $319,320, and therefore, not in compliance. Additionally, we are required to maintain a debt service coverage ratio of 1.4:1.0 as of the end of each fiscal quarter for the twelve month period ending on the last of the fiscal quarter. As of December 31, 2006, the debt service coverage ratio was .77:1.0. However, the tangible net worth covenant requirement and the debt service coverage ratio requirement were waived by WesBanco on March 19, 2007.

In connection with the financing and loan agreement used to re-finance an assisted living property located in Van Wert, Ohio, the property is required on an annual basis to maintain a minimum tangible net worth and such net worth shall not be less than 10% of total assets. As of December 31, 2006, the minimum requirement was $308,846 and the actual tangible net worth was $233,469. Also, 10% of the total assets was $343,903 as compared to the actual tangible net worth of $233,469; and therefore, both covenants were not in compliance. However, both net worth covenants were waived by WesBanco on March 30, 2007.

In connection with the financing and loan agreements used to re-finance the corporate office building and to re-finance miscellaneous debt, we were required to not have a change of ownership of AdCare of more than 25%. As a result of the initial public offering, we were in violation of this covenant. However, the default was waived by WesBanco on March 19, 2007.
In April, 2006, we refinanced the outstanding balance of our debt for Assured home health with a major shareholder of AdCare for $835,000. This was done in order to repay the debt to WesBanco and obtain a waiver on some of our covenants. The new loan is for one year with payments of interest only. We plan to replace this debt with permanent financing.
Notes Payable to Stockholders
For the year ended December 31, 2006 and the year ended December 31, 2005 notes payable to stockholders were $828,344 and $888,467, respectively, with weighted average interest rates of 8.3% and 10.3%, respectively. Approximately $123,000 of these notes was retired in January 2006 using a portion of the proceeds from the September 2005 private placement. The balance was retired in November 2006 using proceeds from the initial public offering. The remaining shareholder loan for $828,344 matures in May 2007 with the balance due upon demand. We expect to use bank refinancing to satisfy the remaining commitments.
Cash Flow
Activities that affect our cash flows from operations are numerous. For instance, the acuity of our assisted living residents affects the monthly fees we charge them and the fees increase in relation to the level of services required to take care of them. In the nursing area, patients who are covered under Medicare are paid higher reimbursement rates than patients who are covered under Medicaid. Accordingly, we are trying to admit more Medicare patients to our facilities. Also, the length of stay in our nursing homes affects cash flow. In our nursing homes and assisted living homes, our strategy is to try to provide all the services required to keep our patients in our facilities as long as we can (to age in place). Marketing and maintaining occupancy of our facilities is a very important activity that affects cash flow. We have recently engaged a Vice President of Marketing and Business Development to assist the sales people on site at our properties to increase occupancy.
Our cash requirements are satisfied primarily with cash generated from operating activities and debt. Our cash flow is dependent on our ability to collect accounts receivable in a timely manner. Accounts receivable collections in the health care industry can be very complex processes. At December 31, 2006, approximately 78% of our revenue was from Medicaid and Medicare programs. These are reliable payment sources which make our likelihood of collection very high. However, the time it takes to receive payment on a claim from these sources can be long. On average, accounts receivable were outstanding nearly 36 days before collection as of December 31, 2006 which is slightly lower than December 31, 2005 days of 36.1. The status of collection efforts is monitored very closely by our senior management. (See additional discussion under Patient Care Receivables in the Critical Accounting Policies and Use of Estimates Section of this Item.)
December 31, 2006 as compared to December 31, 2005
During 2006, we satisfied our cash requirements primarily with cash generated from operating activities and the issuance of our common stock in our initial public offering. Our cash was used principally for the operations of our properties and the retirement of debt as outlined in our prospectus. Cash provided by operating activities increased $485,778 as a result of increased accounts payable and accrued expenses. Additionally, the change in other assets was the result of payment of deferred offering costs with proceeds from the initial public offering.
Net cash used in investing activities for the years ended December 31, 2006 and December 31, 2005 was $1,008,841 and $2,085,599, respectively. In January 2005, we acquired the Assured Health Care home health agency resulting in a significant increase in investing activities for the year. For the year ended December 31, 2006, there were additional purchases of property plant and equipment primarily for the expansion and renovation of Hearth & Care of Greenfield. Additionally, restricted cash increased by $549,995. On November 20, 2006, we entered into an agreement for the extension of the letter of credit for Community’s Hearth & Home. The letter of credit was to expire on December 15, 2006. As an inducement to WesBanco to secure the extension, we were required to put on deposit with WesBanco $500,000 in an interest bearing account. The funds will be held by WesBanco until a replacement letter of credit is secured. We are currently negotiating with another financial institution to secure the replacement letter of credit. There can be no assurances we will reach agreeable terms or that those terms will not require a similar deposit of cash to provide additional security on the loans. The increase in reserve for notes receivable was the result of additional reserves accrued as a result of an evaluation of the collectability of notes receivable during the fourth quarter. (see note 5 of the consolidated financial statements)
Net cash provided by financing activities for the year ended December 31, 2006 was $1,578,839. This is the result of proceeds from the note payable to a stockholder to re-finance the Assured Health Care loan and the net proceeds from our initial public offering. These were offset primarily by retirement of debt to shareholders and repayment of the mezzanine financing. Net cash provided by financing activities for the year ended December 31, 2005 was $2,160,271. This was primarily the result of the acquisition of Assured Health Care in January 2005 and the mezzanine loan in September 2005. This activity was partially offset by repayments on notes payable.
Inflation
The resident fees that we receive from the properties that we own or lease and the management fees we receive from the facilities we manage for third parties are our primary source of income at this time. This source of income is affected by the monthly rental rates and the occupancy rates. The monthly rental rates are dependent on various factors including competition, market conditions and the locations of the properties. We evaluate and prepare budgets for our properties on an annual basis. At that time, we assess the impact of inflation on the operations of the properties, including but not limited to, budgeting increases for real estate taxes, utilities, employee expenses, food and supplies. We strive to be the provider of choice in each one of our markets to charge market or better than market rates. However, some factors are difficult to quantify, such as potential increases in employee expenses as a result of the current shortage of qualified nurses, and there can be no assurance that the resident rental rates will increase or that costs will not increase due to inflation or other causes.
Critical Accounting Policies and Use of Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change. We believe that the following are critical accounting policies:
Our financial statements reflect consolidation with entities in which we have determined to have a controlling financial interest
In December of 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R which addresses the consolidation of business enterprises which focus on primary beneficiaries in variable interest entities as defined in the interpretation. We have evaluated our relationship with Community’s Hearth & Home, LTD. and Hearth & Home of Van Wert, LLC, and determined that these entities are variable interest entities pursuant to FIN46R of which we are the primary beneficiary. We consolidated the entities as of December 31, 2003.
Patient Care Receivables
Patient care receivables are reported net of allowances for doubtful accounts. The administrators and managers of our properties evaluate the adequacy of the allowance for doubtful accounts on a monthly basis, and adjustments are made if necessary. On an ongoing basis, we have experienced very few collection problems and do not anticipate significant increases unless the economy where our properties are located encounters a severe down trend. Approximately 80% of our revenue in our nursing facilities is derived from Medicare and Medicaid qualifying residents. Charges to these payers are evaluated monthly to insure that revenue is recorded properly and that any adjustments necessitated by our contractual arrangement with these payers are recorded in the month incurred.
Long-lived Assets and Goodwill
We account for our long-lived assets of property, plant and equipment other than goodwill by applying the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the value of our long-lived assets on an annual basis or sooner if required for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination and measurement of an impairment loss under these accounting standards requires the significant use of judgment and estimates based on many factors which can be subject to changing circumstances. Some of the changing circumstances could be market conditions, interest rates, competition and the economy.
Beginning January 1, 2002, we accounted for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to no longer amortize goodwill. Beginning in 2006, we now test goodwill on an annual basis in the fourth quarter for the purpose of assessing the potential of its impairment and making the appropriate adjustments if required. We no longer amortize costs associated with and the acquisition of certificates of need required in Ohio for nursing homes.
Incentive Stock Option Plan
Through December 31, 2005, we accounted for our employees’ stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock based employee compensation is reflected in net income, as all options granted under our plans are at an exercise price equal to the market value of the underlying common stock as of the date of grant. There has been no market for our common stock; accordingly, the exercise price established at time of grant was based on the judgment of the option committee.
Effective January 1, 2006, we began accounting for options by applying the fair value recognition provisions of FASB 123R, “Share Based Payments,” the effects of which are included in our financial statements for the year ended December 31, 2006.
Recent Accounting Pronouncements
On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “ Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .” Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron-curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 did not have any material effect on the Company’s financial position, net earnings or prior year financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “ Fair Value Measurements ”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning January 1, 2008. We are currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for the company, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that year. The company has evaluated the potential impact of FIN 48 on its consolidated financial statements and has not identified any material uncertain tax positions requiring disclosure under this interpretation.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended),” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In May 2005, FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method of long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our financial condition, results of operations, or liquidity.
In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional assets retirement obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonable estimated. This interpretation is effective no later than the end of fiscal years ended after December 15, 2005. The adoption of this standard did not have a material impact on our financial condition, results of operations, or liquidity.
In December 2004, FASB issued SFAS No. 123, “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123 requires the fair value of all stock based awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock based awards outstanding at the date of adoption. We adopted SFAS No. 123(R) effective January 1, 2006. We expect that adoption of this standard will result in charges to operating expenses of continuing operations of approximately $6,000 and $14,000 in the years ending December 31, 2006 and 2007, as a result of the unvested portion of options outstanding as of December 31, 2005.
In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 required exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the assets received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on our financial conditions, results of operations, or liquidity.

Item 7. Financial Statements

To the Stockholders
AdCare Health Systems, Inc.
and Subsidiaries
Springfield, Ohio
We have audited the accompanying consolidated balance sheet of AdCare Health Systems, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AdCare Health Systems, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.
As discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and uncertainties.
RACHLIN COHEN & HOLTZ LLP
Miami, Florida
March 26, 2007

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,136,414	$1,208,756
Certificate of deposit, restricted	198,266	195,121
Accounts receivable:
Long-term care resident receivables, net	1,949,745	1,909,245
Management, consulting and development receivables, net	254,321	256,898
Advances and receivables from affiliates	35,897	27,559
Assets of discontinued operations	4,677	8,500
Prepaid expenses and other	337,638	205,780

Total current assets	4,916,958	3,811,859

Restricted cash	914,941	364,946
Property and equipment, net	13,750,870	13,345,750
Note receivable, net	257,413	712,435
License, net	1,189,306	1,189,307
Goodwill	2,638,193	2,638,193
Assets of discontinued operations, net of current portion	880,430	919,276
Other assets	838,283	1,047,655

Total Assets	$25,386,394	$24,029,421

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$744,131	$2,462,593
Current portion of notes payable to stockholders	828,344	888,467
Accounts payable and accrued expenses	3,804,590	3,354,822
Liabilities of discontinued operations	22,177	38,930

Total current liabilities	5,399,242	6,744,812

Notes Payable and Other Debt, Net of Current Portion	12,909,162	12,350,919
Other Liabilities	262,597	80,650
Forward Purchase Contract	900,000	900,000
Liabilities of Discontinued Operations	848,394	830,387
Minority Interest in Equity of Consolidated Entities	160,259	234,719

Total liabilities	20,479,654	21,141,487

Stockholders’ equity:
Preferred stock, no par value; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 14,500,000 shares authorized; 3,778,129 and 1,996,072 shares issued and outstanding	13,857,166	9,397,143
Accumulated deficit	(8,950,426)	(6,509,209)

Total stockholders’ equity	4,906,740	2,887,934

Total liabilities and stockholders’ equity	$25,386,394	$24,029,421

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2006	2005
Revenues:
Patient care revenues	$20,801,684	$20,412,688
Management , consulting and development fee revenue	1,747,801	1,487,672

Total revenue	22,549,485	21,900,360

Expenses:
Payroll and related payroll costs	14,279,275	13,602,022
Other operating expenses	7,114,252	6,726,110
Depreciation and amortization	748,312	805,997

Total expenses	22,141,839	21,134,129

Income from Continuing Operations	407,646	766,231

Other Income (Expense):
Interest income	26,571	15,433
Interest expense, others	(2,414,996)	(1,506,000)
Interest expense, related parties	(70,227)	(91,666)
Minority interest in earnings of consolidated entities	74,460	(65,275)
Increase reserve for notes receivable	(437,023)	—
Other income (expense)	(225)	3,575

	(2,821,440)	(1,643,933)

Loss Before Discontinued Operations	(2,413,794)	(877,702)

Discontinued Operations:
Loss from discontinued operations	(27,423)	(6,349)

Net Loss	(2,441,217)	(884,051)
Return to Members	—	(269,500)

Loss Attributable to Common Stockholders	$(2,441,217)	$(1,153,551)

Net Loss Per Share, Basic and Diluted:
Continuing operations	$(1.08)	$(0.61)
Discontinued operations	(0.01)	(0.00)

	$(1.09)	$(0.61)

Weighted Average Common Shares Outstanding,
Basic	2,234,570	1,904,306

Diluted	2,234,570	1,904,306

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and		Equity in
	Additional Paid-in Capital		Noncorporate	Accumulated	Treasury
	Shares	Amount	Entity	Deficit	Stock	Total
Balance, December 31, 2004	1,865,472	8,571,034	(149,141)	(5,625,158)	(1,244,250)	1,552,485
Year Ended December 31, 2005:
Common stock issued on conversion of debentures	84,800	106,000	—	—	—	106,000
Beneficial conversion on convertible debentures	—	893,072	—	—	—	893,072
Warrants issued in connection with convertible debentures	—	658,928	—	—	—	658,928
Warrants issued in connection with debt	—	42,000	—	—	—	42,000
Treasury shares contributed by related party	—	—	—	—	(37,500)	(37,500)
Treasury shares sold to related party	—	—	—	—	125,000	125,000
Shares issued to acquire related entity	45,800	(873,891)	149,141	—	1,156,750	432,000
Net loss	—	—	—	(884,051)	—	(884,051)

Balance, December 31, 2005	1,996,072	9,397,143	—	(6,509,209)	—	2,887,934

Year Ended December 31, 2006:
Common stock issued in initial public offering (net of underwriter discount of $760,639)	1,406,000	5,917,866	—	—	—	5,917,866
Additional offering costs	—	(1,728,529)	—	—	—	(1,728,529)
Stock option compensation expense	—	6,296	—	—	—	6,296
Common stock issued on conversion of debentures	76,179	243,000	—	—	—	243,000
Shares issued in connection with the cashless exercise of warrants	299,878	—	—	—	—	—
Warrants issued in connection with consulting agreement	—	21,390	—	—	—	21,390
Net loss	—	—	—	(2,441,217)	—	(2,441,217)

Balance, December 31, 2006	3,778,129	$13,857,166	$—	$(8,950,426)	$—	$4,906,740

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,441,217)	$(884,051)

Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization	748,312	805,997
Reserve for notes receivable	437,023	—
Warrants issued for services	21,390	—
Stock option compensation expense	6,296	—
Minority interest	(74,460)	65,275
Discount on convertible debentures	1,134,000	491,333
Changes in certain assets and liabilities:
Accounts receivable	(46,262)	(468,637)
Prepaid expenses and other	(131,858)	44,195
Other assets	442,117	(419,176)
Accounts payable and accrued expenses	273,150	248,758
Other liabilities	(10,831)	(11,812)
Total adjustments	2,798,877	755,933

Net cash and cash equivalents provided by (used in) operating activities	357,660	(128,118)

Cash flow from investing activities:
Repayments received on notes receivable	18,000	—
Increase in restricted cash	(549,995)	(5,453)
Increase in certificate of deposit, restricted	(3,145)	(4,110)
Deposits received on land contract	—	57,158
Purchase of business assets	—	(1,550,002)
Purchase of property plant and equipment	(473,701)	(583,192)

Net cash and cash equivalents used in investing activities	(1,008,841)	(2,085,599)

Cash flows from financing activities:
Proceeds from notes payable	35,543	3,502,361
Proceeds from issuance of common stock, net	5,742,866	—
Offering costs	(1,393,662)	—
Distributions to minority owners	—	(269,500)
Treasury shares sold to related party	—	125,000
Proceeds from notes payable to stockholder	835,000	40,000
Repayment of notes payable to stockholder	(895,123)	(50,000)
Repayment on notes payable	(2,745,785)	(1,187,590)

Net cash and cash equivalents provided by financing activities	1,578,839	2,160,271

Net Increase (Decrease) in Cash and Cash Equivalents	927,658	(53,446)
Cash and Cash Equivalents, Beginning	1,208,756	1,262,202

Cash and Cash Equivalents, Ending	$2,136,414	$1,208,756

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$1,402,402	$1,154,448

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Rent in exchange of note receivable repayment	$18,000	$—

Purchase of business assets in exchange for debt	$552,394	$450,000

Bridge loans and accrued interest converted to common stock	$243,000	$106,000

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
AdCare Health Systems, Inc. and Subsidiaries (“AdCare” or “the Company”), formerly Passport Retirement, Inc., is a developer, owner and manager of retirement communities, assisted living facilities, nursing homes and home health care services in the state of Ohio. The Company manages fifteen facilities, comprised of six skilled nursing centers, seven assisted living residences and two independent living/senior housing facilities, totaling over 800 beds. The Company also acquired a home health care business in 2005 and provides consulting and management services to various long-term care providers.
During December 1995, AdCare entered into a joint venture agreement with a hospital to build assisted-living facilities in Ohio. AdCare subsequently formed Hearth & Home of Ohio, Inc. (Hearth & Home) to hold AdCare’s 50% interest in this joint venture. Hearth & Home and the hospital then formed Community’s Hearth & Home, Ltd. (Community’s Hearth & Home), a limited liability company. This joint venture currently operates three Hearth & Home assisted-living facilities.
Hearth & Home of Marion, LLC (Marion), a limited liability company, is a wholly-owned subsidiary of Hearth & Home of Ohio, Inc. Marion operated a long-term care facility. Operations for this project were discontinued in 2003 and the real property was disposed of (see Note 3).
In 1999, AdCare formed Hearth & Care of Greenfield, LLC (Greenfield), which owns and operates a 50-bed nursing facility. Greenfield is a wholly-owned subsidiary of AdCare.
In 1999, AdCare formed Hearth & Home of Van Wert Ltd. (Van Wert), which owns and operates an assisted living facility. AdCare holds a 48.5% interest in Van Wert as of December 31, 2006. AdCare has agreed to offer to purchase the remaining 51.5% interests in Van Wert on or before October 3, 2008 at a purchase price to be calculated as set forth in the agreement (see Note 8).
In 2001, AdCare formed Hearth & Home of Vandalia, Inc. (Vandalia), which owns and operates an assisted-living facility. Subsequent to the December 31, 2005 merger with SPI, AdCare holds a 100% interest in Vandalia (see below).
In 2001, Senior Properties Investments, LLC (“SPI”) was organized as a limited liability company for the purpose of acquiring interests in senior properties. The initial Members of SPI funded their investment with the contribution of 90,000 (post reverse split shares) shares of common stock of AdCare, Inc. SPI had ten Members, all of whom were stockholders of AdCare. SPI holds the remaining 50% interest in Vandalia, noted above. In December 2005, SPI sold 50,000 shares of AdCare common stock to a member, pursuant to an agreement, for $125,000.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
On December 9, 2005, the Company transferred a total of 191,000 shares of AdCare common stock, 45,800 shares of which were newly issued AdCare common shares (all post reverse split shares) to the ten members of SPI in exchange for all ownership interests and in full settlement of certain debt obligations to those members totaling $432,000. Effective December 31, 2005, SPI was merged into AdCare.
In 2002, AdCare formed The Pavilion Care Center, LLC (The Pavilion), which owns and operates a 62-bed nursing facility. The Pavilion is a wholly-owned subsidiary of Hearth & Home of Ohio, Inc.
In March 2003, AdCare Health Systems entered into a lease agreement with Covington Realty, LLC (Covington) to lease the Covington Care Center, a 106-bed nursing facility.
In January 2005, AdCare acquired Assured Health Care, Inc. (Assured), which is a home healthcare agency (see Note 19).
Organization and Capitalization
Passport Retirement, Inc. was incorporated in the state of Ohio on August 14, 1991. On September 28, 1995 in connection with the acquisition of AdCare Health Systems, the Company amended its Articles of Incorporation to change its name to AdCare Health Systems, Inc. On January 11, 2006, the Articles of Incorporation as previously amended, were amended to authorize a reverse stock split whereby the total number of shares outstanding as of December 9, 2005, shall be reduced by a ratio of 0.40 shares for each share currently outstanding. The reverse stock split has been retroactively reflected in these consolidated financial statements to the beginning of all periods presented.
The Company has authorized 14,500,000 common shares, no par value and 500,000 shares of Serial Preferred. The Serial Preferred may be issued as authorized by the Board of Directors, with rights and privileges to be established at that time.
Principles of Consolidation
The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. These statements include the accounts of AdCare and its controlled subsidiaries. All inter-company accounts and transactions were eliminated in the consolidation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Principles of Consolidation (Continued)
Arrangements with other business enterprises are evaluated, and those in which AdCare is determined to have controlling financial interest are consolidated. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46),” and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in absences of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.
AdCare has evaluated its relationship with Hearth & Home of Van Wert, LLC, and Community’s Hearth & Home, Ltd., and has determined that these entities are variable interest entities and that AdCare holds variable interests in these entities. Furthermore, the Company determined that it is the primary beneficiary of these variable interests and that the entities are required to be consolidated in accordance with FIN 46R. See Note 1, Description of Business, for a description of these arrangements.
The Company considered many factors in connection with the evaluation of the application of the criteria in FIN 46R in determining it is appropriate to consolidate the entities. All the entities were organized by AdCare for the purpose of developing, owning and operating a long-term care facility, which would be managed by AdCare. With one exception, all the entities are controlled by stockholders of AdCare. AdCare was instrumental in securing and has guaranteed the financing used to develop the property and operate the business. AdCare manages all aspects of the operations. These entities are thinly capitalized, highly leveraged and for the most part, unprofitable operations. The Company considered all these factors and evaluated the Company’s exposure to economic risks and potential rewards for all entities in which it had a potential variable interest.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Actual results could differ materially from those estimates.
Statement of Cash Flows
For the purposes of reporting cash flows, the Company considers all short-term investments with original maturities less than three months, which are readily convertible into cash, to be cash equivalents.
Patient Care Receivables and Revenues
Patient care accounts receivable and revenues for the Company are recorded in the month that services are provided. For private patients, accounts receivable with invoice dates greater than 30 days are considered delinquent but are not charged interest.
The Company provides services to certain patients under contractual arrangements with the Medicare and Medicaid programs. Amounts paid under these contractual arrangements are subject to review and final determination by the appropriate government authority or its agent. In the opinion of management, adequate provision was made in the consolidated financial statements for any adjustments resulting from the respective government authorities’ review.
Contractual adjustments for the Medicare and Medicaid programs are recognized in the month that the related revenues are recorded. These contractual adjustments represent the difference between established rates and the amounts estimated to be reimbursable by Medicare and Medicaid. Differences between these estimates and amounts subsequently determined are recorded as additions to or deductions from contractual adjustments in the period such determination is made. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term.
Potentially uncollectible patient accounts are provided for on the allowance method based on management’s evaluation of outstanding accounts receivable at year-end and historical experience. For the years ended December 31, 2006 and 2005, management recorded an allowance for uncollectible accounts estimated at approximately $163,000 and $127,000, respectively.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Management, Consulting and Development Fee Receivables and Revenue
Management, consulting and development fee receivables and revenue are recorded in the month that services are provided. Services provided to unrelated parties are charged interest on past due amounts at rates ranging from 8% to 12%. For the years ended December 31, 2006 and 2005, management recorded an allowance for uncollectible accounts estimated at approximately $10,000 and $14,000 respectively.
Property and Equipment
Property and equipment are stated at cost. Expenditures for major improvements are capitalized. Depreciation commences when the assets are placed in service. Maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets.
Licenses
The Company has capitalized the cost of acquiring operating licenses in connection with the acquisitions of The Pavilion and Greenfield. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company stopped amortizing these costs on January 1, 2003. The fair value of the operating licenses for the years ended December 31, 2006 and 2005 exceeded the carrying amount; therefore, no impairment loss was recognized. The fair value of the operating licenses was estimated using the present value of future cash flows. For the years ended December 31, 2006 and 2005, the total carrying amount of the operating licenses was approximately $1,200,000. The operating licenses are tested for impairment in December of each year.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Segments
For the years ended December 31, 2006 and 2005, the Company operated in two segments: management and facility based care and home based care. The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities. The home based care segment provides home health care services to patients while they are living in their own homes. All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Year ended December 31, 2006:
Net Revenue	21,329	2,804	24,133	—	(1,584)	22,549
Net Profit (Loss)	(2,431)	17	(2,414)	(27)	—	(2,441)
Total Assets	22,109	2,392	24,501	885	—	25,386
Capital Spending	1,020	6	1,026	—	—	1,026

Year ended December 31, 2005:
Net Revenue	20,938	2,510	23,448	—	(1,548)	21,900
Net Profit (Loss)	(886)	8	(878)	(6)	—	(884)
Total Assets	21,682	1,419	23,101	928	—	24,029
Capital Spending	567	16	583	—	—	583

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Concentrations of Credit Risk
Financial instruments which potentially expose AdCare to concentrations of credit risk consist primarily of cash and cash equivalents and notes and accounts receivable.
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents with financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions which management believes limits the risk. For the years ended December 31, 2006 and 2005 approximately $2,531,000 and $626,000, respectively, was in excess of the federal depository insurance coverage limit.
Certificate of Deposit
As of December 31, 2006 and 2005 the Company had a certificate of deposit in the amount of $198,266 and $195,121, respectively, which is pledged as collateral on a bank loan of $190,000 (see Note 6). The debt is due upon demand by the bank at which time the certificate of deposit will be liquidated to satisfy the debt.
Notes and Accounts Receivable
Notes and accounts receivables are recorded at net realizable value. The Company records interest income on interest-bearing loans using an appropriate rate of interest over the life of the loan.
Interest income accruals are suspended for interest-bearing loans receivable that are in default during the period of time that collection is uncertain. Payments received on non-accrual loans are first applied against any accrued interest balance outstanding. Once collection is considered to be certain, interest income accruals are resumed.
The Company performs ongoing evaluations of its residents and significant third party payers with which they contract, generally not requiring collateral. Management believes that credit risk with respect to accounts receivable is limited based on the stature and diversity of the third party payers with which they contract. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential losses.
Delinquent notes and account receivables are charged against the allowance for doubtful accounts once likelihood of collection has been determined. Notes and accounts receivable are considered to be past due and placed on delinquent status based on contractual terms, as well as how frequently payments are received, on an individual account basis.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Restricted Cash
The Regulatory Agreement established with the financing secured through the Department of Housing and Urban Development (HUD) for The Pavilion and Vandalia requires monthly escrow deposits for taxes, insurance and replacement of project assets. For the years ended December 31, 2006 and 2005, these deposits were $388,955 and $345,946 respectively. The Pavilion and Vandalia also agreed to Fair Housing Administration (FHA) restrictions as to rental charges, operation policies and expenditures, and distributions to its member.
In November 2006, the Company agreed to deposit $500,000 in an interest bearing savings account with WesBanco in order to secure an extension of the letter of credit associated with the financing for Community’s Hearth & Home. These funds are to remain on deposit until the Company replaces WesBanco with another bank. At December 31, 2006, the balance in this account was $501,486.
In the State of Ohio, Nursing Homes are required to maintain a savings account for the use of the residents to deposit their personal funds. The Company maintains such accounts for their nursing home residents with an offsetting liability as these funds are payable to the residents on demand. For the years ended December 31, 2006 and 2005, the balance in these accounts was approximately $24,500 and $19,000 respectively.
Goodwill
Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life will be tested for impairment in accordance with the guidance in SFAS 142. The principal effect of the adoption of SFAS 142 was to eliminate amortization of the Company’s indefinite lived intangibles. Goodwill is tested for impairment in accordance with SFAS 142 in the fourth quarter of each year. Based on the Company’s impairment test, the Company determined that no impairment of goodwill existed at December 31, 2006.
Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Advertising
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2006 and 2005 were approximately $298,000 and $287,000, respectively.
Fair Value of Financial Instruments
The respective carrying value of certain on-balance sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, accounts receivable, notes and loans receivable, notes and loans payable, lines of credit, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values, they are receivable or payable on demand, or the interest rates earned and/or paid approximate current market rates.
Earnings per Share
Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding. Earnings available to common stockholders include preferential distributions to Members in a manner similar to the treatment of dividends to preferred stockholders. Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.
Recent Accounting Pronouncements
On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “ Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .” Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron-curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
SAB 108 did not have any material effect on the Company’s financial position, net earnings or prior year financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “ Fair Value Measurements ”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning January 1, 2008. We are currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for the company, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that year. The Company has evaluated the potential impact of FIN 48 on its consolidated financial statements and has not identified any material uncertain tax positions requiring disclosure under this interpretation.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended),” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with existing guidance. The Company has adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The adoption of SFAS No. 123R resulted in charges to operating expense of continuing operations of approximately $6,000 and $14,000 for the years ended December 31, 2006 and 2007 related to the unvested portion of outstanding employee stock options at December 31, 2005.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
NOTE 2. LIQUIDITY AND PROFITABILITY
The Company incurred a net loss of approximately $2,441,000 and $884,000 for the years ended December 31, 2006 and 2005, respectively, and has negative working capital of approximately $482,000 at December 31, 2006. The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.
At December 31, 2006 and 2005, the Company was not in compliance with certain financial covenants contained in loan agreements with WesBanco. On, March 19, 2007, the Company obtained a waiver from their primary lender, WesBanco, in regards to the defaults and cross defaults that existed at December 31, 2006.
Management’s plans with the objective of improving liquidity and profitability in future years encompass the following:
•	refinancing debt where possible to obtain more favorable terms.

•	increase facility occupancy.

NOTE 2. LIQUIDITY AND PROFITABILITY (Continued)
•	add additional management contracts.

•	hired a full-time Vice President of Marketing and Business Development to work on marketing at all of our facilities and look for new management contracts.
Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability. However, there can be no assurance that such events will occur.
NOTE 3. DISCONTINUED OPERATIONS
The Company discontinued the operations of MedCenter during 2003 and formed a plan to sell the property. In January 2004, the land, building and majority of the equipment were sold pursuant to a five-year land contract. The land contract calls for title to transfer to the purchaser once all terms and conditions have been met, including payment of all amounts owed. The sales price was $1,600,000. The original terms of the land contract require interest to be paid monthly at 8% on the outstanding balance. During 2004, principal payments of approximately $100,000 were made to AdCare. Principal payments of $25,000 were to be due to AdCare in January 2006, 2007, 2008 and the remaining principal in January 2009. At certain times under certain conditions, the purchaser has the right to vacate the property prior to July 1, 2006 with no further obligation to the Company. As of July 1, 2005, the land contract was amended to reduce the annual rate of interest to 4.8% paid in monthly installments of $6,000 beginning July 1, 2005, and continuing for 12 consecutive months. These arrangements were extended one additional year on July 1, 2006. Monthly installments of interest after July 1, 2007, are subject to negotiation and the remaining unpaid principal balance shall be due and payable no later than December 31, 2008 unless the purchaser elects to vacate the property prior to July 1, 2007.
In July 2006, the Company concluded that the land contract did not satisfy all the criteria set forth in SFAS 66, “Accounting for Sales of Real Estate” relating to determining if a sale has been consummated. As a result, the Company concluded it should use the deposit method in accounting for that land contract. The deposit method requires that the seller not recognize any profit until the sale is consummated. The accompanying consolidated financial statements reflect the property and equipment on the balance sheet and revenue is recognized only to the extent the Company incurs interest and property tax expense.
The property is encumbered by a mortgage note payable to a financial institution in the original amount of $1,200,000, which was executed on March 12, 1999. The mortgage bears interest indexed to the weekly average five year yield U.S. Treasury Securities plus 2.375% per annum (6.56% at December 31, 2005 and 6.63% at December 31, 2006) with monthly principal and interest payments of approximately $4,848. The mortgage note matures on March 12, 2024. The Company is required to pay the outstanding balance on the loan when the land contract is paid in full. The outstanding principal balance was $619,472 and $637,611 for the years ended December 31, 2006 and 2005, respectively.
Maturities on the note payable for each of the next five years are as follows:

2007	$20,293
2008	22,187
2009	23,585
2010	25,070
2011	26,650
Thereafter	501,687

$619,472

NOTE 3. DISCONTINUED OPERATIONS (Continued)
The results of the discontinued operations, as presented in the accompanying consolidated statements of operations, are as follows:

	Years Ended
	December 31,
	2006	2005
Revenue	$-0-	$-0-
Loss from Discontinued Operations	$(27,423)	$(6,349)
Gain on Disposal	$-0-	$-0-
The remaining assets and liabilities of discontinued operations, as presented in the accompanying consolidated balance sheet, are as follows:

	December 31,	December 31,
	2006	2005
Cash	$4,677	$8,500

Property and equipment held for sale, net	880,430	919,276

Total assets	$885,107	$927,776

Accrued expenses	$1,885	$17,712
Current portion of mortgage payable	20,292	21,218

Current liabilities	22,177	38,930

Mortgage payable	599,179	616,392
Deposits on land contract	249,215	213,995

Noncurrent liabilities	848,394	830,387

Total liabilities	$870,571	$869,317

NOTE 4. PROPERTY AND EQUIPMENT

	Estimated
	Useful	December 31,
	Lives (Years)	2006	2005
Buildings and improvements	5 to 40	$11,789,816	$11,735,269
Equipment	2-10	1,942,809	1,825,275
Land	—	2,506,905	2,501,380
Furniture and fixtures	2-5	568,371	538,942
Construction in process	—	1,114,073	295,012

		17,921,974	16,895,878
Less: accumulated depreciation		4,171,104	3,550,128

		$13,750,870	$13,345,750

  For the years ended December 31, 2006 and 2005 depreciation expense was approximately $660,000 and $666,000, respectively.

NOTE 5. NOTE RECEIVABLE
In connection with the transfer of the Company’s interest in an independent living facility in 1999, the Company received a promissory note in the amount of $1,425,000. The promissory note earns interest at 10%. Principal payments were to be made as defined with the remaining balance to be paid December 31, 2004. In late 1999, the Company discontinued accruing interest due to uncertainty of collection. In addition, the Company began evaluating the promissory note as to likelihood of collection. At December 31, 2004, the outstanding principal balance was $1,389,935. The Company granted an extension of the due date to December 31, 2005.
In October, 2005, the terms of the promissory note were retroactively amended. The amended terms call for interest at 10%, and a lump sum payment of the outstanding principal and accrued interest on December 31, 2006, the maturity date. The promissory note is personally guaranteed by the owner of the general and limited partnership interests which own the facility. This note was subsequently extended to December 31, 2007.
In May 2006, the Company executed a lease to begin July 1, 2006, for office space for its home health operation at this facility. The rent is $3,000 per month for a period of 10 years. The rental payments owed will be offset against amounts due under the note receivable.
Based on financial information which became available to the Company during the first quarter of 2007, the Company determined that additional reserves were required in connection with this receivable. The decision was based on year end results of New Lincoln Lodge and the Company’s inability, based on that information, to determine when this note might be repaid. The Company has determined the present value of the rental agreement to be approximately $257,000. As a result of the analysis, reserves were increased by approximately $437,000, to reduce the note receivable to its net realizable value which is represented by the present value of the 10 year rental agreement.
As of December 31, 2006, the outstanding balance of the note receivable is comprised of the following:

December 31,
2006
Principal	$1,389,935
Accrued interest	124,500

1,514,435
Allowance for collectability	(1,257,022)

$257,413

NOTE 6. NOTES PAYABLE AND OTHER DEBT

	December 31,
	2006	2005
Promissory note payable to a financial institution in the original principal amount of $96,000 executed on June 18, 2004. The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.50% per annum (9.75% at December 31, 2006 and 8.75% at December 31, 2005) with monthly principal and interest payments of approximately $1,138. The note matures on June 1, 2013. The note is secured by a $150,000 open-end mortgage and an interest in all inventory, equipment, accounts and general intangibles of AdCare Health Systems. The note is personally guaranteed by certain stockholders. As of December 31, 2006, the Company was in violation of a maximum change of ownership requirement. On March 19, 2007, the financial institution waived this violation (see Note 2).
	$75,924	$83,859

Promissory note payable to a financial institution in the original principal amount of $190,000 executed on July 23, 2004. The note bears interest at the rate of 4.13% per annum and is due and payable monthly. The note is due on demand. The note is secured by a certificate of deposit in the amount of approximately $198,000.	190,000	190,000

Promissory note payable to a financial institution in the original principal amount of $300,000 executed June 30, 2003. The note bears interest indexed to the Federal Home Loan Bank of Cincinnati 5 year Advance Rate plus 3.375% (8.785% at December 31, 2006 and 8.41% at December 31, 2005), with monthly principal and interest payments of approximately $3,384. The note matures on June 1, 2013. The note is secured by real property located in Clark County, State of Ohio. The promissory note payable is personally guaranteed by certain stockholders. As of December 31, 2006, the Company was in violation of a maximum change of ownership requirement. On March 19, 2007, the financial institution waived this violation (see Note 2).
	221,071	246,830

Note payable in the original principal amount of $119,997 to the former owners of The Pavilion. The principal and interest shall be payable as the income and cash flow of The Pavilion permits. The note is presented as current in the accompanying consolidated balance sheet.	4,333	61,431

NOTE 6. NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2006	2005
Open-end mortgage note payable for a maximum amount of indebtedness of $1,412,000 on July 23, 2004. The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.00% (9.25% at December 31, 2006 and 8.25% at December 31, 2005) with monthly payments of interest only during the construction phase. The note matures on March 1, 2030. The note is secured by inventory, accounts, equipment, general intangibles and fixtures, and land of Hearth & Care of Greenfield. The note is subject to various financial and restrictive covenants.	1,412,000	859,605

Promissory note payable to a financial institution in the original principal amount of $2,041,000, executed on December 22, 2003. The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.00% per annum (9.25% at December 31, 2006 and 8.25% at December 31, 2005) with monthly principal and interest payments of approximately $11,590. The note matures on January 1, 2026. The note is secured by inventory, accounts, equipment, general intangibles and fixtures. The note is subject to various financial and restrictive covenants. As of December 31, 2006, the Company was in violation of a tangible net worth requirement. On March 30, 2007, the financial institution waived this violation (see Note 2).
	1,974,504	1,993,333

Adjustable rate demand taxable notes, series 2002 Bonds in the original principal amount of $4,200,000 executed in December 2002. The note bears interest indexed at the LIBOR rate (5.45% at December 31, 2006 and 4.49% at December 31, 2005), which at the option of the Company, upon certain conditions, the interest rate may be converted on one or more occasions to a Weekly Interest Rate, a One Month Interest Rate, a One Year Interest Rate, a Five Year Interest Rate unless or until converted to a Fixed Interest Rate for the remaining term of the bonds. The note matures in December 2022. The bonds are secured by real property and a $4,200,000 letter of credit with a bank. As of December 31, 2006, the Company was in violation of a tangible net worth and debt service coverage ratio requirement. On March 19, 2007, the financial institution waived this violation (see Note 2).
	3,725,000	3,860,213

NOTE 6. NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2006	2005
Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $3,721,500 executed on February 17, 2000. The note bears interest at the rate of 8.50% per annum with monthly principal and interest payments of approximately $27,309. The note matures on May 1, 2041. The note has various restrictive covenants imposed by HUD.	3,646,490	3,663,432

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,295,000 executed on May 2, 2002. The note bears interest at the rate of 7.05% per annum with monthly principal and interest payments of approximately $17,862. The note matures on June 1, 2022. The note is subject to various covenants and is collateralized by real estate and rental income.	2,017,677	2,087,096

Convertible debentures, with interest payable quarterly at 8%, and with principal on the debentures payable on the earlier of (a) the closing of the proposed public offering or (b) on the one-year anniversary of the date the debenture is issued (September 30, 2006), and (ii) a five-year warrant to purchase 10,000 shares of common stock, at an exercise price equal to the lesser of $1.00 per share or 50% of the public offering price per share; provided that until such time as the public offering is completed, the exercise price shall be the lesser of (x) $1.00 per share, or (y) 50% of the price at which the Company sells any shares of common stock, grants options to purchase any shares of common stock, grants any warrants to purchase common stock, issues securities convertible into shares of common stock, or enters into any agreements to do any of the same.
	—	1,512,000

On January 26, 2005, AdCare issued a promissory note to the major stockholder of Assured Home Health, Inc. The face value of the note is $450,000 and accrues interest during 2005 which adds to the note balance. The note then bears interest of 5% and is payable in 36 monthly payments of $14,161 beginning February 2006 and maturing February 2009.	341,827	475,101

NOTE 6. NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2006	2005
Note payable to a financial institution executed on January 26, 2005. The note bears interest of prime plus 1.5%. The note matures in February 2011. The note is personally guaranteed by certain officers of the Company. As of December 31, 2005, the Company was in violation of certain financial covenants. On April 27, 2006, the Company repaid this loan in full using proceeds from a stockholder loan and received a waiver of the violations (see Note 2).	—	850,000

Note payable to an unrelated third party executed on June 1, 2005. The note bears interest of prime plus 1.0%. (9.25% at December 31, 2006 and 8.25% at December 31, 2005) The note matures in March 2008. The note is unsecured.	68,277	103,228

Other	89,813	82,268

	13,766,916	16,068,396

Less unamortized discount	113,623	1,254,884
Less current portion of long term debt	744,131	2,462,593

Total long-term debt	$12,909,162	$12,350,919

Maturities on the Company’s debt obligations for each of the next five years are as follows:

2007	$744,131
2008	573,884
2000	424,884
2010	424,328
2011	441,915
Thereafter	11,157,774

$13,766,916

NOTE 7. NOTES PAYABLE – STOCKHOLDERS

	December 31,
	2006	2005
Promissory note payable to a stockholder in the original principal amount of $800,000 executed on June 2, 1999. The note bears interest of 12% per annum and requires interest only payments monthly. The note is due on demand. The note is secured by 150,000 common shares of AdCare owned by one stockholder. This note was repaid in November 2006 with proceeds from the initial public offering.	—	$450,000

Subordinated convertible debentures in the original principal amount of $600,000 to certain stockholders of AdCare. The debentures bear interest at a rate of 9% per annum and were convertible, at the option of the holder, into proportionate shares of common stock of AdCare at an exercise price of $3.00 per share. The debentures are redeemable by AdCare at a redemption price of 110% of the outstanding principal and accrued interest. Interest is due and payable annually and the principal payment is due at maturity, December 31, 2005. Approximately $123,000 was repaid at maturity. The remaining balance was extended by the holders to December 31, 2006. This not was repaid in November 2006 with proceeds from the initial public offering.
	—	284,500

Subordinated debentures in the original principal amount of $229,468 to certain stockholders in January 2004. The notes bear interest at a rate of 8% per annum. The notes are redeemable by AdCare without premium or penalty, as a whole or from time to time in part, at any time, upon not less than sixty (60) nor more than ninety (90) days written notice for the outstanding principal balance. Interest is due and payable annually and the principal payment is due at maturity, December 31, 2006. In addition, the debt holders received warrants to purchase one share of common stock in AdCare for each $1.00 loaned. The warrants expire on December 31, 2006. (See details of warrants in Note 9). This note was repaid in November 2006 with proceeds from the initial public offering.
	—	153,967

Promissory note payable to a stockholder in the original principal amount of $835,000 executed on April 27, 2006. The note bears interest equal to the prime rate (8.25% at December 31, 2006) per annum and requires interest only payments monthly. The note matures on May 1, 2007.	828,344	—

	$828,344	$888,467

NOTE 8. FORWARD PURCHASE CONTRACT
In October 2003, the Company amended the agreement with certain minority interest holders in one of its subsidiaries. As a result of that amendment, the Company became subject to the accounting pursuant to SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which was effective for agreements entered into or amended after May 31, 2003. The amendment contained forward purchase contracts which should be accounted for as a liability. The amount of the liability, at the date of the amendment, measured as set forth in SFAS 150, was approximately $985,000, which has been recorded using purchase accounting as required by SFAS 150, EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to and Potentially Settled in the Stock of a Consolidated Subsidiary” and FASB 141, “Business Combinations.” This resulted in an increase to the carrying value of the real property of $250,000 and the recording of goodwill of approximately $865,000. This purchase accounting adjustment was related to the minority interest being reduced by previously incurred net losses attributable to those minority interests prior to the date of adoption of SFAS 150. The resulting goodwill has been tested for impairment annually. No impairment charge has been recognized. In periods subsequent to 2003, the liability has been reduced for payments made to the minority interests as a result of the forward purchase contract and adjusted by changes in the present value of the amount to be paid under the forward purchase contract as required by SFAS 150. The liability is recorded at the greater of the interest holders’ cash basis or fair value. There were no payments made to minority interests or adjustments required due to changes in fair value in 2006 and 2005.
NOTE 9. CONVERTIBLE DEBENTURES
Bridge Financing
During 2004 and 2005, the Company entered into Subordinated Convertible Notes Payable (the “Convertible Notes Payable”) with stockholders in the aggregate principal amount of 110,000 during 2004 and $40,000 during 2005. In the event the principal was not paid in full on or before May 1, 2005, the holders had the option to convert the unpaid principal and accrued interest balance into shares of Common Stock of AdCare at a price of $1.25 per share on May 1, 2005. In addition, the holders of the Convertible Notes Payable were issued an aggregate of 60,000 warrants to purchase Common Stock of AdCare at a price of $2.50 per share. The warrants are exercisable at any time on or before October 31, 2009. The exercise price of the warrants is subject to adjustment upon the occurrence of certain events. An allocation of the proceeds received from the issuance of the Convertible Notes Payable was made between the debt instrument and the warrants by determining the pro rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrants was determined using the Black-Scholes model. The fair value of the Convertible Notes Payable was determined by measuring the fair value of the common shares on an “as-converted” basis. As a result, approximately $8,000 and $3,000 were allocated to the warrants and recorded as a discount on the debt issued and additional paid in capital during 2004 and 2005, respectively. The value of the beneficial conversion feature of the Convertible Notes Payable was calculated as the difference between fair value of the underlying common shares of the Convertible Notes Payable on the date of issuance and the effective conversion price. This resulted in a beneficial conversion discount of approximately $102,000 and $37,000 during 2004 and 2005 respectively, which was amortized to interest expense over the period to the security’s earliest conversion (May 1, 2005). The total discount amortized to interest expense in connection with the allocation of the beneficial conversion and the common stock warrants was approximately $37,000 for the year ended December 31, 2004 and $113,000 for the year ended December 31, 2005. During 2005, 84,800 shares of common stock were issued upon the conversion of debentures including unpaid interest totaling $106,000. The balance of the debentures was repaid in September and November, 2006. The Company had 44,000 and 60,000 warrants outstanding at December 31, 2004 and 2005, respectively.

NOTE 9. CONVERTIBLE DEBENTURES (Continued)
Mezzanine Financing
During 2005, the Company offered 8% Senior Secured Convertible Debentures (“Convertible Debentures”) in the principal amount of $54,000 per unit, resulting in aggregate gross proceeds of $1,512,000 at December 31, 2005 (see Note 6 for details). The Convertible Debentures shall have a one-time demand registration right six months from the issuance of the Convertible Debenture into shares of Common Stock of AdCare at the lesser of: (i) $5.00 per share or (ii) 80% of the price at which the Company sells any shares of Common Stock, grant options to purchase any shares of Common Stock, grants any warrants to purchase Common Stock, issues securities convertible into shares of Common Stock, or enters into any agreements to do any of the same. In addition, each unit holder is issued 10,000 warrants to purchase Common Stock of AdCare for each unit purchased at the lesser of: (i) $1.00 per share or (ii) 50% of the price at which the Company sells any shares of Common Stock, grants warrants to purchase Common Stock, issues securities convertible into shares of Common Stock, or enters into any agreements to do any of the same. The warrants are exercisable at any time within five years from the anniversary date of the issuance. The exercise is subject to adjustment upon the occurrence of certain events. An allocation of the proceeds received from the issuance of the Convertible Debentures was made between the debt instrument and the warrants by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrants was determined using the Black-Scholes model. The fair value of the Convertible Debentures common shares was determined by measuring the fair value of the common shares on an “as-converted” basis. As a result, approximately $656,000 was allocated to the warrants and recorded as a discount on the debt issued and additional paid-in capital. The value of the beneficial conversion feature of the Convertible Debentures was calculated as the difference between the fair value of the underlying common shares of the Convertible Debenture on the date of issuance and the effective conversion price. This resulted in a beneficial conversion discount of approximately $856,000, which is amortized to interest over the one-year life of the Debentures. The total discount amortized to interest expense in connection with the allocation of the common stock warrants and the beneficial conversion feature was approximately $378,000 for the year ended December 31, 2005 and $1,134,000 for the year ended December 31, 2006. The Company had 280,000 and 0 warrants outstanding at December 31, 2005 and 2006 respectively relating to these debentures.
In connection with these debentures, the placement agent received 44,800 warrants to purchase Company common stock pursuant to the same terms as the debenture warrants. The Company agreed to repurchase the placement agent warrants for $100,000 which was paid from the proceeds of the Company’s initial public offering. The $100,000 has been recorded as loan costs and is being amortized over the life of the loan.
In November 2006, holders of 4.5 units equating to $243,000 of this loan elected to convert their debentures into 76,179 shares of the Company’s stock.
NOTE 10. INCENTIVE STOCK OPTIONS
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

NOTE 10. INCENTIVE STOCK OPTIONS (Continued)
The fair value of an option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005:

Dividend yield	0%
Expected volatility	0.00%
Risk-free interest rates	4.00%
Expected lives	5 years
A summary of the status of the Company’s employee stock options was as follows as of December 31, 2006 and December 31, 2005 and changes for the periods then ended is presented below:

			Weighted
			Average
	December 31,	December 31,	Exercise
	2006	2005	Price
Beginning	101,000	106,200	$2.50
Granted	—	8,000	2.50
Forfeited	(1,600)	(13,200)	2.50
Exercised	—	—	—

Ending	99,400	101,000	$2.50

Options exercisable	80,640	63,800

The weighted-average remaining contractual term of stock options outstanding and stock options exercisable at December 31, 2006 was approximately 3 years. The aggregate intrinsic value of options outstanding and stock options exercisable at December 31, 2006 was approximately $248,500 and $201,600, respectively.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of the prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s consolidated financial statements for the year ended December 31, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

NOTE 10. INCENTIVE STOCK OPTIONS (Continued)
Prior to January 1, 2006, the Company had historically followed SFAS No. 123, “Accounting for Stock-Based Compensation,” which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and provide pro forma net earnings loss) disclosures for employee stock options grants as if the fair-value-based method defined in SFAS 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company’s pro forma net loss for the year ended December 31, 2005, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123.

Year Ended
December 31,
2005
Net Income (Loss)	$(884,051)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(9,730)

Pro forma net loss	$(893,781)

Return to Members	(269,500)

Pro Forma Loss Attributable to Common Stockholders	$(1,163,281)

Basic net loss per share – as reported	$(.61)

Basic net loss per share – pro forma	$(.61)

NOTE 11. INCOME TAXES
At December 31, 2006 and December 31, 2005, the tax effect of significant temporary differences representing deferred tax assets are as follows:

	December 31,	December 31,
	2006	2005
Net current deferred tax asset:
Allowance for doubtful accounts	$570,817	$408,784
Accrued expenses	118,696	93,312

	689,513	502,096

Net long-term deferred tax asset (liability):
Net operating loss carry forwards, AdCare	1,647,311	1,371,072
Depreciation and amortization	(172,892)	(117,034)

	1,474,419	1,254,038

Total deferred tax assets	2,163,932	1,756,134
Valuation allowance	(2,163,932)	(1,756,134)

Net deferred tax asset	$—	$—

NOTE 11. INCOME TAXES (Continued)
The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended
	December 31,
	2006	2005
Income tax at statutory rate	34.00%	34.00%
State taxes, net of federal benefits	2.38%	4.92%
Meals and entertainment	(.07)%	(.10)%
Penalties	(.03)%	—
Officers life insurance	(.20)%	—
Net taxable flow through income – CHH	(1.77)%	3.74%
Net taxable flow through income – HVW	(.89)%	(0.96)%
Change in valuation allowance	(33.31)%	(40.08)%
Change in effective tax rate	.38%	—
Other	(.49)%	(1.52)%

Effective tax rate	—	—

As of December 31, 2006, AdCare had consolidated federal net operating loss (“NOL”) carry forwards of approximately $4,845,031. These NOLs begin to expire in 2011 through 2026.
Management determined that the deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a full valuation allowance has been recorded for this amount.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred in November 2006 in connection with the Company’s public offering, the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

NOTE 12. COMMITMENTS AND CONTINGENCIES
     Employment Agreements
Commencing on April 1, 2005, the Company entered into employment agreements with three executive officers. The employment agreements provide for an initial employment term of three years expiring on April 1, 2008, with base salaries of $10,000 per month, a minimum salary increase of five percent per year, fringe benefits such as health and life insurance and inclusion in any option program that the Company may institute in the future. In addition, the employment agreements provide that if the executive is terminated for any reason other than cause (which is defined as dishonest in transactions with the Company, material disloyalty and/or the express refusal to perform services for the Company which may be properly requested), the Company is required to compensate said executive for the remaining term of the respective employment agreement plus one additional year. The employment agreements also include a non-compete agreement restricting said executive from competing with the Company within the State of Ohio for a period of one year following the termination.
     Operating Leases
The Company has various non-cancelable operating leases for office space, Covington Care Center nursing facility and equipment which expire through August 2012. Rent expense under this agreement for 2006 and 2005 was approximately $620,000 each year.
Future minimum lease payments as of December 31, 2006 are as follows:

2007	$676,000
2008	661,000
2009	650,000
2010	650,000
2011	650,000
Thereafter	812,505

$4,099,505

     Legal Matters
Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company. Management provides for loss contingencies where the possibility of a loss is probable. For the years ended December 31, 2006 and 2005, no estimated loss liabilities due to litigation were recorded. Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company. The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.
During the fourth quarter 2006, the Company terminated the contract of a construction firm that had been engaged to complete renovations on its nursing facility, Hearth & Care of Greenfield. Subsequently, the contractor has filed a claim against the Company alleging damages of approximately $376,000 for terminating the contract. In addition, a subcontractor has also sought judgment against Hearth & Care of Greenfield in the amount of approximately $57,000. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of these claims cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter, have not been reflected in the financial statements.

NOTE 13. INITIAL PUBLIC OFFERING
In November, 2006, the Company completed its initial public offering. The Company sold 703,000 units at $9.50 per unit. Each unit contained two shares of common stock and two warrants for two shares of common stock. As a result, 1,406,000 new shares of common stock were issued. Gross proceeds of the initial public offering were $6,678,500. Proceeds, net of the underwriter’s discount and expenses, were $5,742,866. Total offering costs amounted to $2,489,163.
In accordance with the terms and conditions contained in the underwriting agreement, the Company agreed to sell to the representatives of the initial public offering, for $100, options to purchase up to a total of 5% of the units sold. Each unit consisting of two shares of stock and two warrants for two shares of stock. Therefore, 35,150 unit options were issued at the closing of the initial public offering on November 9, 2006. These options are exercisable at an exercise price of $11.875 (125% of the offering price) per unit commencing on November 9, 2007 and ending on November 9, 2011. The Company valued the unit options, using the Black-Scholes option pricing model, at approximately $102,000. The issuance of the options and the related expense, which was treated as a cost of the offering, were both offsetting adjustments to additional paid in capital. The warrants are exercisable commencing on November 9, 2007 and ending on November 9, 2011 at an exercise price equal to 125% of exercise price of the warrants in the units in the offering or $6.75 per warrant.
NOTE 14. COMMON STOCK WARRANTS
A summary of the status of the common stock warrants as of December 31 , 2006 and December 31, 2005 is presented below:

	December 31,
	2006	2005
Beginning balance	609,187	164,387
Issued	1,431,000	444,800
Exercised	(454,387)	—
Repurchased	(44,800)	—
Expired	(8,000)	—

Ending balance	1,533,000	609,187

In October, 2006, we offered to the holders of our warrants the opportunity to exercise all or a portion of their warrants on a cashless basis. Holders of 444,387 warrants elected this option and 299,878 shares of our common stock were issued.
NOTE 15. THIRD-PARTY REIMBURSEMENT
     Medicare
Payments for Medicare resident services are made under a prospective payment system. There is no retroactive adjustment to allowable cost. The Company is paid one of several prospectively set rates that vary depending on the resident’s service needs. Payment rates are established on a federal basis by the Centers for Medicare and Medicaid Services (CMS).
The final settlement process is primarily a reconciliation of services provided and rates paid. As a result, no material settlement estimates are expected.

NOTE 15. THIRD-PARTY REIMBURSEMENT (Continued)
     Medicaid
Payments for Medicaid resident services are calculated and made under a prospective reimbursement system. Payment rates are based on actual cost, limited by certain ceilings, adjusted by a resident service needs factor and updated for inflation. The direct care portion of the rate can be adjusted prospectively for changes in residents’ service needs. While interim rates are subject to reconsideration and appeal, once this process is completed, they are not subject to subsequent retroactive adjustment. However, the Ohio Department of Job and Family Services (ODJFS) has the opportunity to audit the cost report used to establish the prospective rate. If the ODJFS discovers non-allowable or misclassified costs that resulted in overpayments to the Company, then the funds will be recovered by the ODJFS through the final rate recalculation process.
For the years ended December 31, 2006 and 2005, Management estimated that no amounts are due to the Medicaid program resulting from non-allowable or misclassified costs for any open Medicaid reimbursement years.
     Third-Party Overpayments
ODJFS overpaid the Company on certain of its Medicaid residents. Medicaid overpayments were approximately $81,000 and $550,000 for the years ended December 31, 2006 and 2005, respectively, and are included in accrued expense in the accompanying consolidated balance sheet. The Company received Medicaid payments for residents who were previously discharged or for residents who were covered by the Medicare program or other payors. The overpayments are primarily due to the ODJFS’ lack of processing status changes on a timely basis despite the Company’s submission of such changes.
     Laws and Regulations
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigation involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.
NOTE 16. RELATED PARTY TRANSACTIONS
On January 1, 2005, three officers personally guaranteed a term loan in the amount of $1,650,000, which loan was used to acquire Assured Health Care Inc. (see Note 6). In consideration for these guarantees, each officer received warrants to acquire 40,000 shares of our common stock at a price of $2.50 per share. These warrants remain exercisable until January 1, 2010. The fair value of the warrants ($42,000), as determined using the Black Scholes model, has been recorded as the cost of the guarantees and is being amortized over the life of the loan. In October 2005, the loan was reduced by $800,000 as a result of proceeds from a private placement financing of $1,512,000 which closed in August and October 2005. In April 2006, the loan was paid in full.
On April 27, 2006, a stockholder loaned the Company $835,000 that was used to repay the loan for Assured Health Care (see Note 7).

NOTE 17. CONSULTING AGREEMENT
On November 10, 2006, the Company entered into a consulting agreement with Newbridge Securities for financial advisory services to be provided over a period of eighteen months. The agreement was part of the Company’s underwriting agreement with Newbridge Securities. Consideration in the form of $75,000 in cash that was paid as part of the closing costs of the initial public offering.
On December 29, 2006, the Company entered into an investment banking agreement with Capital City Partners to provide investment banking consulting over the proceeding twelve month period. Compensation to Capital City Partners consist of a non-refundable cash retainer of $25,000 and 25,000 five year non-refundable retainer warrants to acquire 25,000 shares of the Company’s stock at a price equal to the stock price as of December 29, 2006 plus 25%. The Company estimated the value of these warrants to be approximately $21,000 using the Black-Scholes option-pricing model. This amount will be amortized over the term of this agreement.
NOTE 18. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS
The Company’s operations are concentrated in the long-term care market, which is a heavily regulated environment. The operations of the Company are subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to, CMS, the ODJFS and the Ohio Department of Health and Aging. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the Ohio General Assembly or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.
The Company has 100% of its 218 nursing facility beds certified under the Medicaid and Medicare programs. A summary of occupancy utilization and net revenues for these nursing facility beds is as follows:

		Percent of	Percent of
	Percent of	Long-Term	Patient
For the Year Ended	Total Occupancy	Care Receivables	Care Revenue
Medicaid
December 31, 2006	61%	42%	51%
December 31, 2005	63%	50%	51%

Medicare
December 31, 2006	15%	18%	27%
December 31, 2005	15%	19%	27%

Other Payers
December 31, 2006	24%	40%	22%
December 31, 2005	22%	31%	22%
NOTE 19. HOME HEALTHCARE AGENCY ACQUISITION
In January 2005, AdCare acquired 100% of the issued and outstanding shares of common stock of Assured Health Care, Inc. (Assured) for the purchase price of $2,100,000. On the closing date, Assured borrowed $1,650,000 from a bank bearing interest at the prime rate plus 1.5% with repayment scheduled for February 2011 (see Note 6). AdCare issued a $450,000 promissory note payable to the major stockholder of Assured. The note accrued interest of $22,500 to January 2006 resulting in a principal balance of $472,500. The note then bears interest at 5% and is payable in 36 monthly payments of $14,161 beginning February 2006 and maturing February 2009 (see Note 6).

NOTE 19. HOME HEALTHCARE AGENCY ACQUISITION (Continued)
The Company granted 120,000 warrants to certain officers in connection with guarantees made on the bank debt. These warrants were valued using the Black-Scholes pricing model based on the terms of the warrants. The total value of $42,000 was recorded as a discount on the debt and additional paid-in capital. The discount was being amortized over the term of the debt.
Following is a condensed balance sheet showing assets acquired and liabilities assumed as of the date of acquisition:

Cash	$100,000
Accounts Receivable	281,936
Prepaid Assets	59,639
Property and Equipment	27,109
Goodwill	1,772,534
Accounts Payable	(141,218)

$2,100,000

This transaction was completed on January 26, 2005, and the respective financial information for the year ended December 31, 2005 and 2006 is included in the consolidated financial statements from the date of acquisition.
NOTE 20. DEFERRED COMPENSATION PLAN
The Company maintains a non-qualified deferred compensation plan available to a select group of management or highly compensated employees. Contributions to the plan are made by the participants. The Company does not provide any matching contributions. The benefits of the plan are payable upon the employee’s separation of employment with the Company. As of December 31, 2006, the Company recorded an asset of approximately $220,000 to reflect the amount of investments held in the plan and a corresponding liability acknowledging the Company’s obligation to employees participating in the plan (included in other assets and other liabilities in the accompanying balance sheet). The underlying assets are recorded at fair value and primarily represent short term fixed income assets invested at the participants’ direction. Contributions to the plan in 2005 were not material.
NOTE 21. BENEFIT PLANS
The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees. All employees are eligible once they reach age 21. The Company matches employee contributions at 50% up to 2% of the employee’s salary. Total matching contributions during 2006 and 2005 were approximately $35,000 and $32,000, respectively.
NOTE 22. SUBSEQUENT EVENT
On March 5, 2007, the Company entered a consulting agreement with The McKnight Group. The agreement requires The McKnight Group to market the Company’s assisted living development services to clients of The McKnight Group. The agreement is for five years with an option to automatically extend in one year increments thereafter unless notice to terminate is given under the terms of the agreement. Compensation to The McKnight Group consists of 100,000 five year warrants to purchase 100,000 shares of common stock at a price equal to the stock price as of March 5, 2007 plus 25%. The warrants will vest over two years as follows: 50,000 on the date of the agreement, 25,000 on the first anniversary, and 25,000 on the second anniversary. The Company estimated the value of these warrants to be approximately $67,000 using the Black-Scholes option-pricing model. This amount will be amortized over the term of this agreement.
Homer McKnight, a principal of The McKnight Group, is a stockholder and therefore The McKnight Group is considered to be a related party.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures
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
Item 8B. Other Information
None
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
The information required by this item is included under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2007 Annual Meeting of Shareholders to be held June 7, 2007, and is incorporated herein by reference.
We have a Business Conduct Policy applicable to all employees of AdCare. Additionally, the Chief Executive Officer (“CEO”) and all senior financial officers, including the principal financial officer, the principal accounting officer or controller, or any person performing a similar function (collectively, the “Senior Financial Officers”) are bound by the provisions of our code of ethics relating to ethical conduct, conflicts of interest, and compliance with the law.
We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, waiver of, any provision of this code of ethics by posting such information on our website a the address and location specified.
Item 10. Executive Compensation
We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the SEC prior to April 30, 2007.
Item 11. Security Ownership of Certain Beneficial Owners and Management
We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the SEC prior to April 30, 2007.

Item 12. Certain Relationships and Related Transactions
We incorporate by reference information on certain relationships and related transactions under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, which we will file with the SEC prior to April 30, 2007.
Item 13. Exhibits
Reports on Form 8-K. None
Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

Exhibit	Description of Exhibit	Location
3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1	incorporated by reference from Exhibit 3.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations of the Registrant	Exhibit 3.2	incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.1	Specimen Common Share Certificate	Exhibit 4.1	incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.2	Specimen Unit Certificate	Exhibit 4.2	incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.3	Specimen Warrant Certificate	Exhibit 4.3	incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.4	Form of Warrant Agreement, dated ___, 2006	Exhibit 4.4	incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.5	2004 Non-Qualified and Incentive Stock Option Plan of Registrant	Exhibit 4.5	incorporated by reference from Exhibit 4.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.6	Form of Representative’s Warrant	Exhibit 4.6	incorporated by reference from Exhibit 4.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.1	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated April 1, 2005	Exhibit 10.1	incorporated by reference from Exhibit 10.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.2	Employment Agreement between AdCare Health Systems, Inc. and Gary L. Wade, dated April 1, 2005	Exhibit 10.2	incorporated by reference from Exhibit 10.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.3	Employment Agreement between AdCare Health Systems, Inc. and J. Michael Williams, dated April 1, 2005	Exhibit 10.3	incorporated by reference from Exhibit 10.3 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.4	Form of Secured Promissory Debenture dated ___, 2005	Exhibit 10.4	incorporated by reference from Exhibit 10.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.5	Form of Warrant to Purchase Common Stock dated ___, 2005	Exhibit 10.5	incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.6	Form of Subordinated Note dated October 31, 2004	Exhibit 10.6	incorporated by reference from Exhibit 10.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.7	Form of Warrant to Purchase Shares of AdCare Health Systems, Inc. dated October 31, 2004	Exhibit 10.7	incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.8	Promissory Note between Assured Health Care, Inc., AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $1,650,000	Exhibit 10.8	incorporated by reference from Exhibit 10.8 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.9	Promissory Note between AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $300,000	Exhibit 10.9	incorporated by reference from Exhibit 10.9 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.10	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $96,000	Exhibit 10.10	incorporated by reference from Exhibit 10.10 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.11	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $2,041,000	Exhibit 10.11	incorporated by reference from Exhibit 10.11 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.12	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $190,000	Exhibit 10.12	incorporated by reference from Exhibit 10.12 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.13	Promissory Note between Hearth & Care of Greenfield, LLC and Cornerstone Bank in the original amount of $1,412,000	Exhibit 10.13	incorporated by reference from Exhibit 10.13 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.14	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and Cornerstone Bank dated December 1, 2002	Exhibit 10.14	incorporated by reference from Exhibit 10.14 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.15	Regulatory Agreement and Mortgage Note between Hearth and Home of Vandalia, Inc. and Banc One Capital Funding Corporation, in the original amount of $3,721,500	Exhibit 10.15	incorporated by reference from Exhibit 10.15 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.16	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,295,000	Exhibit 10.16	incorporated by reference from Exhibit 10.16 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.17	Promissory Note between Covington Realty, LLC and AdCare Health Systems, Inc., in the original amount of $100,000	Exhibit 10.17	incorporated by reference from Exhibit 10.17 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.18	Promissory Note between AdCare Health Care Systems, Inc, and Assured Health Care, Inc. and Mary Fair, in the original amount of $450,000	Exhibit 10.18	incorporated by reference from Exhibit 10.18 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.19	Promissory Note between AdCare Health Care Systems, Inc, and Homer McKnight, in the original amount of $835,000	Exhibit 10.19	attached hereto

10.20	Investment Banking Agreement entered into with Capital City Partners dated December 29, 2006	Exhibit 10.20	attached hereto

10.21	Consulting Agreement entered into with The McKnight Group dated March 5, 2007	Exhibit 10.21	attached hereto

13	Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders		Form 10-QSB filed November 14, 2006 is incorporated by reference

14	Code of Ethics	Exhibit 14	attached hereto

21.1	Subsidiaries of the Registrant	Exhibit 21.1	incorporated by reference from Exhibit 21.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

23.1	Consent of Rachlin Cohen & Holtz LLP	Exhibit 23.1	attached hereto

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.1	attached hereto

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.2	attached hereto

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.1	attached hereto

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.2	attached hereto

99.1	Audit Committee Charter	Exhibit 99.1	incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

99.2	Compensation Committee Charter	Exhibit 99.2	incorporated by reference from Exhibit 99.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
Item 14. Principal Accountant Fees and Services
We incorporate by reference information on Rachlin Cohen & Holtz’s fees and services under the heading “Fees of Independent Registered Public Accounting Firm” in our Proxy Statement, which we will file with the SEC prior to April 30, 2007.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc. (Registrant)
by /s/ Gary L. Wade
Gary L. Wade
President and Chief Executive Officer April 2, 2007

April 2, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Tenwick David A. Tenwick	Director, Chairman	April 2, 2007

/s/ Gary L. Wade Gary L. Wade	Director, President	April 2, 2007

/s/ Scott Cunningham Scott Cunningham	Chief Financial Officer	April 2, 2007

/s/ J. Michael Williams J. Michael Williams	Director, Executive Vice President, Operations	April 2, 2007

/s/ Jeffrey L. Levine Jeffrey L. Levine	Director	April 2, 2007

/s/ Philip S. Radcliffe Philip S. Radcliffe	Director	April 2, 2007

/s/ Laurence E. Sturtz Laurence E. Sturtz	Director	April 2, 2007

/s/ Peter J. Hackett Peter J. Hackett	Director	April 2, 2007

/s/ Clarence A. Peterson Clarence A. Peterson	Director	April 2, 2007