Form 10KSB/A
period 2006-12-31
ADCARE HEALTH SYSTEMS INC
filed 2007-04-30
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
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
Item 8B. Other Information
None
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Executive Officers And Directors
     The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
David A. Tenwick*	69	Director, Chairman of the Board
Gary L. Wade*	70	Director, President, CEO
Scott Cunningham	39	Chief Financial Officer
J. Michael Williams*	59	Director, Executive Vice President, COO
Sharon L. Reynolds	61	Senior Vice President of Nursing Home Operations
Philip S. Radcliffe	69	Director
Laurence E. Sturtz	64	Director
Jeffrey Levine	55	Director
Peter J. Hackett	69	Director
Clarence A. Peterson	80	Director

* Members of the Executive Committee.
     Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until their successors are elected and have qualified. All officers serve at the discretion of the Board of Directors. The Board has a three-person Executive Committee comprised of David A. Tenwick, Gary L. Wade, and J. Michael Williams. The Executive Committee is elected by the whole Board of Directors and meets in between regularly-scheduled Board meetings in order to take needed actions. The Board also has a Compensation Committee chaired by Philip S. Radcliffe. In December, 2005 the Board established a charter for an audit committee and created three classes of directors, with one class to be elected each year at the annual stockholder meeting to serve a three year term. Initially, directors Tenwick and Wade were elected for three year terms, directors Williams and Radcliffe were elected for two year terms and directors Sturtz and Levine were elected for a one year term.

     David A. Tenwick. Mr. Tenwick, our founder, has served as our Chairman and Director since our organization in August 1991. Prior to founding our Company, Mr. Tenwick was an independent business consultant from 1982 to 1990. Through this capacity, he has served as a director and an officer of several businesses, including Douglass Financial Corporation, a surety company, and AmeriCare Health & Retirement, Inc., a long-term care management company. From 1967 until 1982, Mr. Tenwick was a director and an officer of Nucorp Energy, Inc., a company which he co-founded. Nucorp Energy was a public company which invested in oil and gas properties and commercial and residential real estate. Prior to founding Nucorp, he was an enforcement attorney for the United States Securities and Exchange Commission. Mr. Tenwick is a member of the Ohio State Bar Association and a founding member of the Ohio Assisted Living Association, an association that promotes high quality assisted living throughout the State of Ohio. Mr. Tenwick earned his Bachelor of Business Administration (BBA) and Juris Doctor (JD) degrees from the University of Cincinnati in 1960 and 1962, respectively.
     Gary L. Wade. Mr. Wade has been a director and our President since 1995 and became CEO in 1998. In 1988 Mr. Wade was a co-founder of AdCare Health Systems, Inc., whose assets we acquired in 1995. Prior to that, he served as the Chief Executive Officer and President of St. John’s Mercy from 1980 to 1989 and was responsible for the development and operation of Oakwood Village Retirement Community in 1987, a 230-unit continuing care retirement community, and the operation of St. John’s Center, a sub-acute care long-term care facility. His extensive experience in health care also includes work with chemical abuse treatment programming and the care for Alzheimer’s patients. Mr. Wade earned his undergraduate degree at Ohio University and his M.B.A. from Xavier University, where he specialized in hospital and health care administration. He is a past Chairman of the Ohio Assisted Living Association and served on the Government Relations and Health Care committees of the Association of Ohio Philanthropic Homes.
     J. Michael Williams. Mr. Williams has been a director, Executive Vice President, and COO since 1995. Mr. Williams was a co-founder of AdCare Health Systems, Inc., and is responsible for our day-to-day operations and project development of our sub-acute units. Prior to that, he served at different times as the Chief Executive Officer of two acute care hospitals and one rehabilitation hospital. During his career, he also developed and organized a child day care center and two home health care organizations. Mr. Williams received a Bachelor of Science degree from Bowling Green State University, earned a Master of Arts in Health Care Administration from Central Michigan University and received a Doctorate of Business from U.S. Open University. Mr. Williams is a member of the American College of Health Care Executives, and the American College of Clinical Pathologists. He also holds Nursing Home Administrator licenses in Ohio, Kentucky and Indiana. Mr. Williams is also on the Board of Directors of National Council of Assisted Living (NCAL) and is the Vice Chairman of Ohio Council of Assisted Living (OCAL), and is listed in Who’s Who Worldwide and received the Health Promotion Award in 1985.
     Philip S. Radcliffe. Mr. Radcliffe has been a director since AdCare was organized in August 1991. He has been employed by Radcliffe Associates, Ltd. since 1981 and has been responsible for selling and installing over 300 computer systems, principally for the U.S. Government market. Also in 1990, Mr. Radcliffe became a co-founder of the Washington Technology Group, a company that does business in proprietary software, classroom training, major conferences, and specialized systems engineering. From 1970 to 1980, Mr. Radcliffe was a co-founder of Metromation, Inc., a company involved in process control systems. Form 1966 to 1969, he was employed by Westinghouse. From 1959 to 1965, he was employed by IBM as a computer systems engineer.
     Jeffrey L. Levine. Mr. Levine was elected to the Board at December 2005 stockholder meeting. He also served as a director of the Company from its organization in 1991 until 2003. He has been an industrial and commercial real estate broker from 1975 to the present. He is the President of the Levine Real Estate Company and is the past President of Larry Stein Realty. Mr. Levine has extensive experience in negotiating and appraising commercial and investment real estate. He is a member of the National Association of Realtors, the Ohio State Bar Association and the Florida State Bar Association.
     Laurence E. Sturtz. Mr. Sturtz was appointed to the Board in June 2005. The existing directors appointed Mr. Sturtz who was elected by the stockholders at the December 2005 annual meeting. Mr. Sturtz is a retired attorney at law. He received his Bachelor of Arts degree, majoring in economics, and his Juris Doctor degree from The Ohio State University, graduating in 1964 and 1967, respectively. Mr. Sturtz was admitted to practice before the United States Supreme Court and had five cases before that body over the years. Mr. Sturtz was a prominent trial lawyer in Columbus, Ohio and also specialized in representing companies of all sizes until his retirement in 2002. Mr. Sturtz left the private practice of law for six years (1982-1988) and served as Vice President and General Counsel, and then President and Chief Executive Officer of Strata Corporation, a public company based in Columbus, Ohio. In 1988, Mr. Sturtz returned to the private practice of law and became the senior litigator with the firm of Carlile Patchen & Murphy. Mr. Sturtz has been a Board Member of Advanced Biological Marketing, Inc. for more than two years, and has been a Board Member of The Language Access Network (“T-LAN”) since March, 2006.

     Peter J. Hackett. Mr. Hackett was appointed to the Board in May 2005. The existing directors appointed Mr. Hackett who will stand for election by the shareholders at the June 2007 annual meeting. Mr. Hackett is a certified public accountant who received his Bachelor of Arts degree from the University of Notre Dame and his Master of Arts degree from The Ohio State University in 1959 and 1965, respectively. Mr. Hackett was a stockholder in the accounting firm of Clark, Schaefer, & Hackett & Co. from 1962 to 2003. Mr. Hackett served as CEO of Clark, Schaefer, & Hackett & Co. from 1991 to 1999 and was Chairman from 1999 to 2003. Mr. Hackett currently acts as a consultant for Clark, Schaefer, & Hackett & Co. Mr. Hackett is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Hackett was a board member of The Huntington National Bank in Springfield, Ohio from 1972 to 1975 and was a board member of Mercy Medical Center from 1972 to 1995. Mr. Hackett is also involved in numerous civic and charitable affiliations in the Springfield, Ohio area.
     Clarence A. Peterson. Mr. Peterson was appointed to the Board in May 2005. The existing directors appointed Mr. Peterson who will stand for election by the shareholders at the June 2007 annual meeting. Mr. Peterson received his AB degree in Economics from Baldwin-Wallace College in 1950 and his MA degree in Economics from Miami University in 1951. Mr. Peterson retired as a Director and a Senior Executive Vice President of The Ohio Company (an investment banking firm located in Columbus, Ohio) on December 31, 1992. During his 33-year career at The Ohio Company, Mr. Peterson organized and supervised the firm’s Research, Assets Management and Trust departments. Mr. Peterson also formed and managed the first three components of the Cardinal Family of Funds, served as a member of the Board of Directors for The Ohio Company for 25 years and was a trustee of the company’s retirement plan. Mr. Peterson currently serves on the Board of Directors of Midwest Fabricating Company, Amanda, Ohio (a cold drawn metal processor) and The Father’s Table, Stanford, Florida (a baker of dessert products).
     Other than Messrs. Tenwick, Wade, and Williams who are also directors, the following persons serve as executive officers of the Company:
     Scott Cunningham. Mr. Cunningham has served as our CFO since 2004. Mr. Cunningham joined us in June 1992 as Director of Business Services at one of the nursing facilities that we manage. He became Corporate Controller in September 1997, was appointed Corporate Treasurer in August 1998, and Vice President of Finance in August 1999. Mr. Cunningham graduated from Wright State University in 1990 with a Bachelor of Science degree in Business, majoring in both Accounting and Finance.
     Sharon L. Reynolds. Ms. Reynolds has served as our Senior Vice President of Nursing Home Operations since 1997. From 1985 to 1997, Ms. Reynolds was in charge of running Northland Terrace, a 260-bed nursing home facility located in Columbus, Ohio. From 1972 unit 1985, she has been an administrator of several nursing homes, mostly located in the greater Columbus, Ohio area. Ms. Reynolds has directed the development and implementation of numerous specialized programs for patients with complex medical conditions during her career, and has been a speaker at a number of national health conventions. She is a graduate of Franklin University where she earned her BS and MBA in 1980 and 1999, respectively.
Meetings and Compensation of the Board of Directors
     Our Board of Directors had a total of two meetings during the year ended December 31, 2006. During 2006, all directors attended all of the meetings of the Board of Directors. Additionally, each director attended all meetings held by all committees of the Board of Directors, on which he served. Directors who are employed by us received $250 for the first meeting in 2006 and $500 for the second meeting. Director compensation has been set at $1,000 per meeting for 2007. It is our expectation that all members of the Board of Directors will attend the Annual Meeting of Shareholders.
Section 16(A) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and greater than 10% shareholders to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission (“SEC”). Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of such reports, and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the year ended December 31, 2006.

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
Item 10. Executive Compensation
Executive Compensation
     The following summary compensation table sets forth information regarding compensation paid during 2005 and 2006 to our Principal Executive Officer, and our two most highly compensated officers other than the principal executive officer.
SUMMARY COMPENSATION TABLE

						Non-equity
Name and principal						incentive plan	All other
position	Year	Salary	Bonus	Stock awards	Option awards(2)	compensation	compensation (1)	Total
David A. Tenwick,	2006	$119,547	$—	$—	$576	$—	$12,397	$132,520
Chairman (PEO)	2005	$108,523			576		$22,110	$131,209

Gary L. Wade,	2006	$126,027	—	—	576	—	$14,781	$141,384
President, CEO	2005	$119,542			576		$11,680	$131,798

J. Michael Williams,	2006	$126,027	—	—	576	—	$13,575	$140,178
Executive VP, COO	2005	$119,542			576		$11,810	$131,928

Scott Cunningham,	2006	$94,515	1,000	—	1,152	—	$2,048	$98,715
CFO (PFO)	2005	$89,640			1,152		$1,111	$91,903

Sharon Reynolds,	2006	$115,211	1,000	—	317	—	$8,958	$125,486
Senior VP, Nursing Home Operations	2005	$110,462			317		$2,892	$113,671

(1) No element of “All Other Compensation” exceeded $10,000 for the year ended December 31, 2006.

(2)  Option awards for 2005 were calculated in accordance with FAS 123(r) even though no compensation expense is reflected in the 2005 financial statements, as we did not adopt FAS 123(4) until January 1, 2006.

Employment Agreements
     We have entered into employment agreements with Mr. Tenwick, Mr. Wade, and Mr. Williams. The employment agreements are identical and provide for an initial employment term of three years starting April 1, 2005 and ending April 1, 2008, with base salaries of $10,000 per month, a minimum salary increase of five percent per year, fringe benefits such as health and life insurance and inclusion in any option program that we may institute in the future.
     The employment agreements with Mr. Wade, Mr. Williams, and Mr. Tenwick each provide that if they are terminated for any reason other than cause (which is defined as dishonesty in transactions with us, material disloyalty and/or the express refusal to perform services for us which may be properly requested), we are required to compensate them from the remaining term of their employment agreement plus one additional year. The employment agreements also provide that if Mr. Wade, Mr. Williams, or Mr. Tenwick leave voluntarily, or are terminated for cause, they may not compete with us within the State of Ohio for a period of one year following the termination.
Stock Incentive Plan
     In August 2005, we adopted a Stock Option Plan to secure for us and our stockholders the benefits arising from capital stock ownership by our officers, directors, employees, and consultants who are expected to contribute to our future growth and success. The Option Plan authorizes the grant of options to purchase an aggregate of 200,000 shares of our common stock (adjusted for stock splits) both as “incentive stock options” as that term is defined under Section 422(A) of the Internal Revenue Code of 1986, as amended, and stock options which do not qualify as incentive stock options (“non-qualified stock options”). The Option Plan provides that the Board of Directors or the Compensation Committee appointed by the Board of Directors may grant options and otherwise administer the Option Plan. The exercise price of each incentive option must be at least 100% of the fair market value of the shares of our common stock at the date of grant, and no such option may be exercisable for more than ten years after the date of grant. However, the exercise price of each incentive stock option granted to any stockholder possessing more than 10% of the combined voting power of all classes of our capital stock on the date of grant must be not less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant. The exercise price of each non-qualified stock option may be established by the Compensation Committee. There are currently no grants of options made under this plan.

     In August 2004, we adopted a Stock Option Plan to secure for us and our stockholders the benefits arising from capital stock ownership by our officers, directors, employees, and consultants who are expected to contribute to our future growth and success. The terms and conditions of this plan is exactly the same as the August 2005 Option Plan. As of the date herein, 98,200 incentive stock options and 16,000 non-qualified stock options have been granted at an exercise price of $2.50 per share under the 2004 Option Plan. A total of 15,200 of these options have been forfeited due to routine staff attrition.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
			Equity					Total number	Market or
			incentive plan					of unearned	payout value
	Number of	Number of	awards: number			Number of	Market	shares units	of unearned
	securities	securities	of securities			shares or	value of	or other	shares, units
	underlying	underlying	underlying	Option		units of stock	stock that	rights that	or other rights
Name and	unexercised options	unexercised options	unexercised earned	exercise	Option expiration	that have	is not	have not	that have
Principal Position	(#) - exercisable	(#) - unexercisable	options (#)	price	date	not vested	vested	vested	not vested
Chairman David A. Tenwick	3,200 1,600 1,600	1,600	0	$2.50 2.50 2.50 2.50	8/24/2009 8/24/2010 8/24/2011 8/24/2012	0	0	$0	$0

President Gary L. Wade	3,200 1,600 1,600	1,600	0	2.50 2.50 2.50 2.50	8/24/2009 8/24/2010 8/24/2011 8/24/2012	0	0	0	0

Executive V.P. President J. Michael Williams	3,200 1,600 1,600	1,600	0	2.50 2.50 2.50 2.50	8/24/2009 8/24/2010 8/24/2011 8/24/2012	0	0	0	0

CFO Scott Cunningham	6,400 3,200 3,200	3,200	0	2.50 2.50 2.50 2.50	8/24/2009 8/24/2010 8/24/2011 8/24/2012	0	0	0	0

Senior V.P. Sharon Reynolds	1,760 880 880	880	0	2.50 2.50 2.50 2.50	8/24/2009 8/24/2010 8/24/2011 8/24/2012	0	0	0	0

Director Compensation
     The following Director Compensation table sets forth information regarding compensation paid to our non-employee directors. Directors who are employed by us do not receive any compensation for their board activities.
DIRECTOR COMPENSATION — 2006

					Change in pension
					value and
					non-qualified
				Non-equity	deferred
	Fees earned or paid			incentive plan	compensation	All other
Name	in cash	Stock awards	Option awards	compensation	earnings	compensation	Total
Philip S. Radcliffe	$500	—	$144	—	—	—	$644

Laurence E. Sturtz	500	—	—	—	—	—	500

Jeffrey Levine	500	—	—	—	—	—	500

Peter S. Hackett	500	—	—	—	—	—	500

Clarence A. Peterson	500	—	—	—	—	—	500
1	- Messrs. Tenwick, Wade and Williams are Executive Officers and do not appear on this table and receive no director compensation.
The following discloses the aggregate number of stock option awards outstanding for all directors:
Mr. Tenwick — 6,400 options currently exercisable at $2.50 per share.
Mr. Wade — 6,400 options currently exercisable at $2.50 per share plus 48,000 warrants each to purchase one share of common stock at $2.50.
Mr. Williams — 6,400 options currently exercisable at $2.50 per share plus 40,000 warrants each to purchase one share of common stock at $2.50 all exercisable within 60 days of April 30, 2007.
Mr. Radcliffe — 2,000 options exercisable at $2.50 per share.
Mr. Sturtz — 8,000 options currently exercisable at $2.50 per share plus 8,000 warrants each to purchase one share of common stock at $2.50.
Non-Employee Director Reimbursement
Non-employee directors are reimbursed for travel and other out-of-pocket expenses connected to Board travel.

Equity Compensation Plan Information
     The following table sets forth additional information as of December 31, 2006, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Number of
securities
	Number of		remaining available
	Securities to be		for issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans Approved by security holders (1)	80,640	$ 2.50	5,800

Equity compensation plans not approved by security holders (2)	0	$ 0.00	200,000

Total	80,640	$ 2.50	205,800

(1)  The total number of shares available under the 2004 option plan is 120,000. The options were granted in August 2004 and vest over a five year period contingent on continued employment. At December 31, 2006, 80,640 options had vested with an additional 18,760 remaining to vest. Due to separation of employment, 14,800 options have been forfeited during the five year vesting period.

(2) We have a stock option plan effective September, 2005 with 200,000 available options. To date, no options have been granted under this plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management
Ownership of Common Stock by Directors and Executive Officers
     The following table sets forth, as of April 30, 2007, the beneficial ownership of our common stock by each of our directors, each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group.

Names and Address	Number		Percent of Total
David A. Tenwick 8503 Misty Woods Circle Powell, Ohio 43065	245,816	(1)	6.5%

Gary L. Wade 5057 Troy Road Springfield, Ohio 45502	184,565	(2)	4.8%

J. Michael Williams 5057 Troy Road Springfield, Ohio 45502	157,557	(3)	4.1%

Scott Cunningham 120 Deeter Drive Clayton, Ohio 45315	17,200	(4)	*

Sharon Reynolds 5057 Troy Road Springfield, Ohio 45502	7,320	(5)	*

Philip S. Radcliffe 5057 Troy Road Springfield, Ohio 45502	14,125	(6)	*

Laurence E. Sturtz 3421 Pointe Creek Court, Apt # 106 Bonita Springs, FL 34134	41,920	(7)	*

Jeffrey Levine 2615 Dunhollow Drive Springfield, Ohio 45503	9,000	(8)	*

Peter J. Hackett 505 West Home Road Worthington, Ohio 43085	4,000	(9)	*

Clarence Peterson 150 East Wilson Bridge Road, Suite 230 Worthington, Ohio 43085	13,753	(10)	*

All Directors and Officers as a Group	848,056		21.5%

*	Less than 2%
(1)	Includes 6,400 options which are currently exercisable at $2.50 per share and 3,000 warrants to purchase shares of common stock at $5.40 per share.
(2)	Includes 48,000 warrants and 6,400 options which are currently exercisable at $2.50 per share and 3,000 warrants currently exercisable at $5.40 per share.

(3)	Includes 40,000 warrants and 6,400 options which are currently exercisable at $2.50 per share.
(4)  Includes 12,800 options which are currently exercisable at $2.50 per share.
(5)  Includes 3,520 options which are currently exercisable at $2.50 per share.
(6)	Includes 2,000 options which are currently exercisable at $2.50 per share and 1,000 warrants which are currently exercisable at $5.40 per share.
(7)	Includes 8,000 warrants and 8,000 options which are currently exercisable at $2.50 per share and 4,000 warrants which are currently exercisable at $5.40 per share.
(8)  Includes 2,000 warrants which are currently exercisable at $5.40 per share.
(9)  Includes 2,000 warrants which are currently exercisable at $5.40 per share.
(10) Includes 6,000 warrants which are currently exercisable at $5.40 per share.
Ownership of Common Stock by Principal Shareholders
     The following table sets forth information as of April 30, 2007, relating to the beneficial ownership of common stock by each person known by us to beneficially own more than 5% of our outstanding shares of common stock.

Names and Address	Number		Percent of Total
Ira A. Abrahamson, Jr. 105 West 4th Street, Suite 719 Cincinnati, Ohio 45202	323,472	(1)	8.4%

(1)	Includes 94,736 warrants which are currently exercisable at $5.40 per share.

Item 12. Certain Relationships and Related Transactions
Certain Information And Related Party Transactions
     On June 1, 1999, Dr. Ira Abrahamson, Jr., a stockholder, made a one-year loan to us of $800,000 at an annual interest rate of 10% payable monthly. In addition, as an inducement to make the loan, we issued to Dr. Abrahamson 8,000 shares of common stock and a warrant to purchase 40,000 shares of common stock at $5.00 per share. On June 1, 2000, the loan was extended for an additional year and the interest rate was increased to 12%. As a further inducement to make the loan, Mr. Tenwick personally guaranteed the loan, and pledged 160,000 of his shares of common stock, as additional security for the loan. Dr. Abrahamson exercised his warrant to purchase 40,000 shares of common stock in 2002 and his loan to us has been reduced to $450,000. Mr. Tenwick’s pledge has been reduced to 150,000 shares of common stock. This loan was repaid from the proceeds of the initial public offering.
     On June 30, 2000, Hearth & Home of Van Wert, LTD, of which we own 48.5%, borrowed $1,350,000 from The Huntington Bank to finance the construction of a 30-unit assisted living facility located in Van Wert, Ohio. As an inducement to make the loan, Mr. Tenwick, and former directors Phil Farris and Homer McKnight personally guaranteed the loan with us. In addition, McKnight Development Company loaned Hearth & Home of Van Wert, Ltd. $625,000 to finance the construction. The balance of the loan to Mr. McKnight as of December 31, 2004 was $77,000, and was repaid in 2005. In 2003, the property was refinanced and the Huntington Bank loan was repaid in full. We have an obligation to offer to purchase the remaining 51.5% interest of Hearth & Home of Van Wert, Ltd. from the other investors. This offer must be made by October of 2008 and the purchase price will be either the cost basis of those investors in their units or the fair market value of their units, whichever is greater. The cost basis of the units is approximately $900,000.
     In September 2003, we acquired title to the office building we occupy as our corporate headquarters from Hearth & Home of Van Wert, LTD for $400,000, which was previously sold by us for the same amount in 1999. The property had been accounted for on our balance sheet as a financing transaction. Mr. Tenwick, Mr. Wade, and Mr. Williams personally guaranteed the mortgage financing for the office building in the amount of $300,000.
     In late 2004, we concluded a bridge loan financing consisting of $150,000 in Subordinated Notes with an attached warrant to acquire 60,000 shares of our common stock at a price of $2.50 per share. The warrants are exercisable until October 31, 2009. $100,000 of the Subordinated Notes and warrants were acquired by our affiliates including Mr. Tenwick, Mr. Wade, Mr. Radcliffe, and Mr. Sturtz. The Subordinated Notes were initially due on May 1, 2005. However, under the terms of the Subordinated Notes, AdCare had the ability to extend the term of the notes until November 1, 2006. Prior to the extension of the Subordinated Notes from May 1, 2005 to November 1, 2006, the holders of the Notes had the option to convert the Subordinated Notes into our common stock at a price of $1.25 per share if the Notes were not paid in full on or before May 1, 2005. On May 1, 2005, $100,000 of the Subordinated Notes was converted. The balance of the Subordinated Notes was repaid in September, 2005.
     On January 1, 2005, Mr. Tenwick, Mr. Wade, and Mr. Williams personally guaranteed a term loan in the amount of $1,650,000, which loan was used to acquire Assured Health Care Inc. In consideration for these guarantees, Messrs. Tenwick, Wade, and Williams each received warrants to acquire 40,000 shares of our common stock at a price of $2.50 per share. These warrants remain exercisable until January 1, 2010. In October 2005, the loan was reduced by $800,000 as a result of proceeds form a private placement financing of $1,512,000 which closed in October 2005. On April 27, 2006, Homer McKnight loaned the company $835,000 that was used to repay the loan with WesBanco for Assured Health Care. The new loan matures in one year on May 1, 2007 with monthly payments of interest only. The interest is based on the prime interest rate, which was 7.75% at the time of the loan.
     In the second half of 2001, we sold 50% of our ownership of Hearth & Home of Vandalia, Inc. to Senior Property Investments, LLC, an Ohio limited liability company (“SPI”). The sale was necessary because, at that time, we did not have the cash available to fund the letters of credit required by HUD for working capital and debt service on this project. The original members of SPI exchanged 10,000 shares of our common stock for five membership units of SPI valued at $10,000 per unit. In addition, the original members each loaned SPI $50,000 and were provided an additional one-half unit for the loan. The nine original members of SPI were Phil Farris, Michael J. McKenzie, J. Michael Williams, Homer McKnight, Earl Morris, Burl Morris, Thomas Odenweller, Gary Wade and David A. Tenwick. In addition, Capital City Partners, LLC subsequently became a member of SPI acquiring an equal interest to the other members for a cash contribution of $55,000. In December 2005, we issued 191,000 shares of our common stock to the members of SPI in exchange for all of their membership units and settlement of $432,000 in debt obligations. As part of a contract entered into in 2003 between Capital City Partners and SPI, Capital City Partners, LLC also purchased from SPI, 50,000 shares of our common stock for $2.50 per share in accordance with the terms of the contract. Immediately following this acquisition, SPI was merged into AdCare and, as a result, Hearth & Home of Vandalia, Inc. became our wholly owned subsidiary.

Item 13. Exhibits
Reports on Form 8-K. None
Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

Exhibit	Description of Exhibit	Location
3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1	incorporated by reference from Exhibit 3.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations of the Registrant	Exhibit 3.2	incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.1	Specimen Common Share Certificate	Exhibit 4.1	incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.2	Specimen Unit Certificate	Exhibit 4.2	incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.3	Specimen Warrant Certificate	Exhibit 4.3	incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.4	Form of Warrant Agreement, dated ___, 2006	Exhibit 4.4	incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.5	2004 Non-Qualified and Incentive Stock Option Plan of Registrant	Exhibit 4.5	incorporated by reference from Exhibit 4.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.6	Form of Representative’s Warrant	Exhibit 4.6	incorporated by reference from Exhibit 4.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.1	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated April 1, 2005	Exhibit 10.1	incorporated by reference from Exhibit 10.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.2	Employment Agreement between AdCare Health Systems, Inc. and Gary L. Wade, dated April 1, 2005	Exhibit 10.2	incorporated by reference from Exhibit 10.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.3	Employment Agreement between AdCare Health Systems, Inc. and J. Michael Williams, dated April 1, 2005	Exhibit 10.3	incorporated by reference from Exhibit 10.3 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.4	Form of Secured Promissory Debenture dated ___, 2005	Exhibit 10.4	incorporated by reference from Exhibit 10.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.5	Form of Warrant to Purchase Common Stock dated ___, 2005	Exhibit 10.5	incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.6	Form of Subordinated Note dated October 31, 2004	Exhibit 10.6	incorporated by reference from Exhibit 10.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.7	Form of Warrant to Purchase Shares of AdCare Health Systems, Inc. dated October 31, 2004	Exhibit 10.7	incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.8	Promissory Note between Assured Health Care, Inc., AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $1,650,000	Exhibit 10.8	incorporated by reference from Exhibit 10.8 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.9	Promissory Note between AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $300,000	Exhibit 10.9	incorporated by reference from Exhibit 10.9 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.10	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $96,000	Exhibit 10.10	incorporated by reference from Exhibit 10.10 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.11	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $2,041,000	Exhibit 10.11	incorporated by reference from Exhibit 10.11 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.12	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $190,000	Exhibit 10.12	incorporated by reference from Exhibit 10.12 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.13	Promissory Note between Hearth & Care of Greenfield, LLC and Cornerstone Bank in the original amount of $1,412,000	Exhibit 10.13	incorporated by reference from Exhibit 10.13 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.14	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and Cornerstone Bank dated December 1, 2002	Exhibit 10.14	incorporated by reference from Exhibit 10.14 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.15	Regulatory Agreement and Mortgage Note between Hearth and Home of Vandalia, Inc. and Banc One Capital Funding Corporation, in the original amount of $3,721,500	Exhibit 10.15	incorporated by reference from Exhibit 10.15 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.16	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,295,000	Exhibit 10.16	incorporated by reference from Exhibit 10.16 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.17	Promissory Note between Covington Realty, LLC and AdCare Health Systems, Inc., in the original amount of $100,000	Exhibit 10.17	incorporated by reference from Exhibit 10.17 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.18	Promissory Note between AdCare Health Care Systems, Inc, and Assured Health Care, Inc. and Mary Fair, in the original amount of $450,000	Exhibit 10.18	incorporated by reference from Exhibit 10.18 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.19	Promissory Note between AdCare Health Care Systems, Inc, and Homer McKnight, in the original amount of $835,000	Exhibit 10.19	incorporated by reference from Exhibit 10.19 of the Company’s Form 10-KSB filed April 2, 2007

10.20	Investment Banking Agreement entered into with Capital City Partners dated December 29, 2006	Exhibit 10.20	incorporated by reference from Exhibit 10.20 of the Company’s Form 10-KSB filed April 2, 2007

10.21	Consulting Agreement entered into with The McKnight Group dated March 5, 2007	Exhibit 10.21	incorporated by reference from Exhibit 10.21 of the Company’s Form 10-KSB filed April 2, 2007

13	Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders		Form 10-QSB filed November 14, 2006 is incorporated by reference

14	Code of Ethics	Exhibit 14	incorporated by reference from Exhibit 14 of the Company’s Form 10-KSB filed April 2, 2007

21.1	Subsidiaries of the Registrant	Exhibit 21.1	incorporated by reference from Exhibit 21.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

23.1	Consent of Rachlin Cohen & Holtz LLP	Exhibit 23.1	attached hereto

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.1	attached hereto

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.2	attached hereto

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.1	attached hereto

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.2	attached hereto

99.1	Audit Committee Charter	Exhibit 99.1	incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

99.2	Compensation Committee Charter	Exhibit 99.2	incorporated by reference from Exhibit 99.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
Item 14. Principal Accountant Fees and Services
Audit Fees
     The aggregate fees billed and to be billed by Rachlin, Cohen & Holtz LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form SB-2 registration statements were $492,577 for 2006, and $281,827 for 2005.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc. (Registrant)
by /s/ Gary L. Wade
Gary L. Wade
President and Chief Executive Officer April 30, 2007

April 30, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Tenwick David A. Tenwick	Director, Chairman	April 30, 2007

/s/ Gary L. Wade Gary L. Wade	Director, President	April 30, 2007

/s/ Scott Cunningham Scott Cunningham	Chief Financial Officer	April 30, 2007

/s/ J. Michael Williams J. Michael Williams	Director, Executive Vice President, Operations	April 30, 2007

/s/ Jeffrey L. Levine Jeffrey L. Levine	Director	April 30, 2007

/s/ Philip S. Radcliffe Philip S. Radcliffe	Director	April 30, 2007

/s/ Laurence E. Sturtz Laurence E. Sturtz	Director	April 30, 2007

/s/ Peter J. Hackett Peter J. Hackett	Director	April 30, 2007

/s/ Clarence A. Peterson Clarence A. Peterson	Director	April 30, 2007