Form 10QSB
period 2007-03-31
ADCARE HEALTH SYSTEMS INC
filed 2007-05-15
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ______
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
3,786,129 no par common stock
Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☑

AdCare Health Systems, Inc.
Form 10-QSB

Part I. Financial Information
Item 1. Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,808,373	$2,136,414
Certificate of deposit, restricted	198,266	198,266
Accounts receivable:
Long-term care resident receivables, net	1,784,761	1,949,745
Management, consulting and development receivables, net	197,854	254,321
Advances and receivables from affiliates	23,846	35,897
Assets of discontinued operations	7,520	4,677
Prepaid expenses and other	352,900	337,638

Total current assets	4,373,520	4,916,958

Restricted Cash	947,257	914,941
Property and Equipment, Net	13,699,322	13,750,870
Note Receivable, Net	248,413	257,413
License, Net	1,189,307	1,189,306
Goodwill	2,638,193	2,638,193
Assets of Discontinued Operations, Net of Current Portion	869,929	880,430
Other Assets	821,246	838,283

Total assets	$24,787,187	$25,386,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$751,408	$744,131
Current portion of notes payable to stockholders	825,978	828,344
Accounts payable and accrued expenses	3,371,836	3,804,590
Liabilities of discontinued operations	21,179	22,177

Total current liabilities	4,970,401	5,399,242

Notes Payable and Other Debt, Net of Current Portion	12,822,088	12,909,162
Other Liabilities	262,296	262,597
Forward Purchase Contract	900,000	900,000
Liabilities of Discontinued Operations	852,306	848,394
Minority Interest in Equity of Consolidated Entities	188,133	160,259

Total liabilities	19,995,224	20,479,654

Stockholders’ equity:
Preferred stock, no par value; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 14,500,000 shares authorized; 3,786,129 and 3,778,129 shares issued and outstanding, respectively	13,877,165	13,857,166
Accumulated deficit	(9,085,202)	(8,950,426)

Total stockholders’ equity	4,791,963	4,906,740

Total liabilities and stockholders’ equity	$24,787,187	$25,386,394

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Months Ended
	March 31,
	2007	2006
Revenues:
Patient care revenue	$5,366,640	$4,965,665
Management, consulting and development fee revenue	457,708	429,941

Total revenue	5,824,348	5,395,606

Expenses:
Payroll and related payroll costs	3,688,575	3,522,632
Other operating expenses	1,779,752	1,652,190
Depreciation and amortization	172,190	173,947

Total expenses	5,640,517	5,348,769

Income from Continuing Operations	183,831	46,837

Other Income (Expense):
Interest income	16,580	2,018
Interest expense, others	(296,743)	(710,262)
Interest expense, related parties	—	(21,538)
Minority interest in earnings of consolidated entities	(27,874)	21,415

	(308,037)	(708,367)

Loss Before Discontinued Operations	(124,206)	(661,530)

Discontinued Operations:
Loss from discontinued operations	(10,571)	6,446

Net Loss	(134,777)	(655,084)
Return to Members	—	—

Loss Attributable to Common Stockholders	$(134,777)	$(655,084)

Net Loss Per Share, Basic and Diluted:
Continuing operations	$(0.04)	$(0.33)
Discontinued operations	0.00	0.00

	$(0.04)	$(0.33)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	1,996,072

Diluted	3,786,129	1,996,072

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(134,777)	$(655,084)

Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization	172,190	173,947
Minority interest	27,874	(21,415)
Discount on convertible debentures	—	411,333
Changes in certain assets and liabilities:
Accounts receivable	233,503	(51,950)
Prepaid expenses and other	(15,262)	(20,827)
Other assets	10,664	(548,874)
Accounts payable and accrued expenses	(433,754)	492,530
Other liabilities	8,351	(3,828)

Total adjustments	3,566	430,916

Net cash and cash equivalents used in operating activities	(131,211)	(224,168)

Cash flow from investing activities:
Repayments received on notes receivable	9,000	—
Increase (decrease) in restricted cash	(32,316)	21,302
Purchase of property plant and equipment	(104,827)	(235,202)

Net cash and cash equivalents used in investing activities	(128,143)	(213,900)

Cash flows from financing activities:
Proceeds from notes payable	23,556	126,753
Cash received upon exercise of warrants	20,000	—
Repayment of notes payable to stockholder	(2,366)	(123,166)
Repayment on notes payable	(109,877)	(114,592)

Net cash and cash equivalents used in financing activities	(68,687)	(111,005)

Net Decrease in Cash and Cash Equivalents	(328,041)	(549,073)
Cash and Cash Equivalents, Beginning	2,136,414	1,403,877

Cash and Cash Equivalents, Ending	$1,808,373	$854,804

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$231,025	$252,569

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Rent in exchange of note receivable repayment	$9,000	$—

See notes to consolidated financial statements

AdCare Health Systems, Inc.
Notes to Unaudited
Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
For further information, refer to the consolidated financial statements and footnotes thereto included in AdCare Health Systems, Inc.’s annual report on Form 10-KSB, as amended, filed April 30, 2007.
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
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. No tax provision was recorded for the loss incurred for the first quarter of 2007 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing of ultimate realization of the benefits of our net operating loss carryforwards in future periods. Income taxes are allocated to each company based on earnings of each company.
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
Recent Accounting Pronouncements
On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at the estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.
Adoption of New Accounting Pronouncement
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109 “(FIN 48)”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the condensed financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the standard had no effect on the Company’s financial condition or results of operations.
NOTE 2. LIQUIDITY AND PROFITABILITY
The Company incurred a net loss of approximately $135,000 for the three months ended March 31, 2007 and approximately $655,000 for the three months ended March 31, 2006, and has negative working capital of approximately $597,000 at March 31, 2007. The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.
At March 31, 2007, the Company was not in compliance with certain financial covenants contained in loan agreements with WesBanco. On April 25, 2007, the Company obtained a waiver from their primary lender, WesBanco, in regards to the defaults and cross defaults that existed at March 31, 2007.
To improve liquidity and profitability, management has hired a full-time Vice President of Marketing and Business Development to work on marketing at all our facilities and look for new management contracts. Furthermore, management plans in future years encompass the following:
•	refinancing debt where possible to obtain more favorable terms.

•	increase facility occupancy.

•	add additional management contracts.
Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability. However, there can be no assurance that such events will occur.

NOTE 3. SEGMENTS
For the three months ended March 31, 2007 and 2006, the Company operated in two segments: management and facility based care and home based care. The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities. The home based care segment provides home health care services to patients while they are living in their own homes. All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Three-months ended March 31, 2007:
Net Revenue	5,399	814	6,213	—	(389)	5,824
Net Profit (Loss)	(171)	47	(124)	(11)	—	(135)
Total Assets	21,530	2,380	23,910	877	—	24,787
Capital Spending	103	2	105	—	—	105

Three-months ended March 31, 2006:
Net Revenue	5,167	628	5,795	—	(399)	5,396
Net Profit (Loss)	(606)	(55)	(661)	6	—	(655)
Total Assets	19,954	2,294	22,248	1,506	—	23,754
Capital Spending	234	1	235	—	—	235
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
A summary of the status of the Company’s employee stock options was as follows as of March 31, 2007 and changes for the three months then ended is presented below:

		Weighted
		Average
	March 31,	Exercise
	2007	Price
Beginning	99,400	$2.50
Granted	—	2.50
Forfeited	—	2.50
Exercised	—	—

Ending	99,400	$2.50

Options exercisable	80,640

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2007 was approximately 2 years. The aggregate intrinsic value of options outstanding and stock options exercisable at March 31, 2007 was approximately $248,500 and $201,600, respectively.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of the prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s consolidated financial statements as of and for the three months ended March 31, 2007, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.
NOTE 5. CONTINGENCIES
Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company. Management provides for loss contingencies where the possibility of a loss is probable. As of March 31, 2007, no estimated loss liabilities due to litigation were recorded. Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company. The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three months ended March 31, 2007 as compared to three months ended March 31, 2006
Revenue

	March 31,	March 31,	Increase/	%
	2007	2006	(Decrease)	Change
Patient care revenue	$5,366,640	$4,965,665	$400,975	8.1%

Management, consulting and development fee revenue	457,708	429,941	27,767	6.5%

	$5,824,348	$5,395,606	$428,742	7.9%

For the periods compared, patient care revenue increased approximately $401,000 or 8.1%. Occupancy rates in our assisted living properties increased nearly 10% while utilization of our home health services increased by approximately 18%. However, occupancy in our skilled nursing facilities declined by 2.2%. Additionally, daily rates for privately paying residents at our assisted living and skilled nursing facilities were increased approximately 5% effective January 1, 2007. Management, consulting and development fee revenue increased $27,767 or 6.5% primarily as a result of inflationary increases in fees charged to our third party management contracts.

Operating Expenses

	March 31,	March 31,	Increase/	%
	2007	2006	(Decrease)	Change
Payroll and related payroll costs	$3,688,575	$3,522,632	$165,943	4.7%
Other operating expenses	1,779,752	1,652,190	127,562	7.7%
Depreciation and amortization	172,190	173,947	(1,757)	(1.0)%

	$5,640,517	$5,348,769	$291,748	5.5%

Operating expenses for the three months ended March 31, 2007 increased $291,748 or 5.5%. Payroll and related payroll costs for the three months ended March 31, 2007 increased $165,943 or 4.7%. This is due primarily to increased visits provided by our home health agency as well as increased occupancy at our assisted living properties. Additionally, employee wages have increased approximately 3% as a result of annual wage increases. Other operating expenses increased $127,562 or 7.7%, the majority of which is due to increased expenses for audit services, public relations, board activities and directors and officer’s liability insurance all a result of our public company status. Depreciation and amortization expense was nearly unchanged.
Income from Continuing Operations
Income from continuing operations for the three months ended March 31, 2007 was $183,831. Compared to the three months ended March 31, 2006, this represents an increase of $136,994 or 292.5%. This is primarily due to increased revenue as a result of higher occupancies in our assisted living facilities and increased visits provided by our home health agency.
Other Income and Expense
For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, interest income increased $14,562 as a result of interest earned on the proceeds of the initial public offering. Interest expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, decreased $413,519 or 58.2%. As of September 2006, expenses related to the mezzanine loan were completely recognized and therefore none were recorded in 2007. Interest expense for the three months ended March 31, 2006, included approximately $400,000 in mezzanine loan related expense. Interest expense to related parties decreased $21,538 or 100%. Related party loans were repaid with proceeds from our initial public offering.
Summary
Net loss for the three months ended March 31, 2007 was $134,777 compared to a net loss of $655,084 for the three months ended March 31, 2006, an improvement of approximately $520,000. This is the result of improved occupancy at our assisted living properties, increased visits by our home health agency and lower interest expense as a result of expenses related to the mezzanine loan being fully recognized by September 2006.
Liquidity and Capital Resources
As a new public company, we have incurred increased expenses related to auditing our books and records, public relations, directors and officer’s liability insurance, board activities, legal expenses and other related consulting fees. We will also incur substantial expense related to our complying with the Sarbanes Oxley act by the end of 2007 and additional expense for key man life insurance. We expect to fund these additional costs using cash flows from expanded operations and financing activities such as equity offerings and additional indebtedness such as a new line of credit.
Overview
We had negative net working capital as of March 31, 2007 of approximately $597,000 as compared to negative net working capital of approximately $482,000 for the year ended December 31, 2006, an increase of approximately $115,000. The increase in negative net working capital can be attributed to the use of cash for the acquisition of property, plant and equipment.

We currently do not have a line of credit available to assist with cash flow. We are currently working with a lender to secure a line of credit but we have not received firm commitments in this regard. We anticipate that our cash flow from our subsidiaries will continue to be sufficient to fund their operating cash needs.
We plan to improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, and 3) adding additional management contracts. We have a full time Vice President of Marketing and Business Development to assist in marketing all our facilities as well as looking for new management contracts. We did not have this position during the first quarter of 2006.
In 2003, we entered into an agreement with a building contractor for the renovation and the expansion of ten additional private rooms to our Hearth & Care of Greenfield nursing facility. This project is currently over budget and behind schedule for completion. Due to several change orders, weather delays and increased costs of construction due to increasing the size of the original project, an additional $620,000 is required to complete the expansion. We have terminated our contract with the initial project contractor due to their poor performance and have engaged a new contractor to have the building completed. Subsequently, the former contractor has filed a claim against us alleging damages of $376,000 for terminating the contract. In addition, a subcontractor has also sought judgment against Hearth & Care of Greenfield in the amount of approximately $57,000. We believe the claims are without merit and intend to vigorously defend our position. Furthermore, we believe we may have a claim against the contractor.
Notes Payable and Other Debt
Our debt instruments contain various financial covenants and other restrictions including requirements for the following: minimum income and cash flow, debt service coverage, tangible net worth and working capital requirements. Many of these debt instruments also contain cross default provisions and limitations on the amount of additional debt we can raise. We were not in compliance with loan covenants on three loans at December 31, 2006, and one loan at March 31, 2007 as follows:
In connection with the financing and loan agreement used to re-finance two assisted living properties located in Springfield, Ohio and one in Urbana, Ohio, the properties are required on an annual basis to maintain a minimum tangible net worth which shall be increased each year by the cumulative net earnings of the properties. As of December 31, 2006, the minimum requirement was $720,800 and the actual tangible net worth was $319,320, and therefore, not in compliance. Additionally, we are required to maintain a debt service coverage ratio of 1.4:1.0 as of the end of each fiscal quarter for the twelve month period ending on the last of the fiscal quarter. As of March 31, 2007, the debt service coverage ratio was 1.07:1.0. However, the tangible net worth covenant requirement and the debt service coverage ratio requirement were waived by WesBanco on April 25, 2007.
In connection with the financing and loan agreement used to re-finance an assisted living property located in Van Wert, Ohio, the property is required on an annual basis to maintain a minimum tangible net worth and such net worth shall not be less than 10% of total assets. As of December 31, 2006, the minimum requirement was $308,846 and the actual tangible net worth was $233,469. Also, 10% of the total assets was $343,903 as compared to the actual tangible net worth of $233,469; and therefore, both covenants were not in compliance. However, both net worth covenants were waived by WesBanco on March 19, 2007.
In connection with the financing and loan agreements used to re-finance the corporate office building and to re-finance miscellaneous debt, we were required to not have a change of ownership of AdCare of more than 25%. As a result of the initial public offering, we were in violation of this covenant. However, the default was waived by WesBanco on March 19, 2007.
Cash Flow
Our cash requirements are satisfied primarily with cash generated from operating activities and financing activities such as equity offerings and additional indebtedness. Our cash flow is dependent on our ability to collect accounts receivable in a timely manner. Accounts receivable collections in the health care industry can be very complex processes. The majority of our revenue is from Medicaid and Medicare programs. These are reliable payment sources which make our likelihood of collection very high. However, the time it takes to receive payment on a claim from these sources can be long. On average, accounts receivable were outstanding 30.6 days before collection as of March 31, 2007 which is lower than December 31, 2006 days of

36.1. This decrease is attributable to successful collection efforts. The status of accounts receivable collections is monitored very closely by our senior management.
Three months ended March 31, 2007 as compared to three months ended March 31, 2006
Net cash used in operating activities for the three months ended March 31, 2007 and March 31, 2006 was $131,211 and $224,168, respectively. For the three months ended March 31, 2007, cash flow used in operating activities consisted primarily of net operating losses. A decrease in accounts payable and accrued expenses as a result of our semi annual worker’s compensation premium was offset by increased accounts receivable collections and non-cash expenses for depreciation and amortization and minority interest. As of the three months ended March 31, 2006, cash flow used in operating activities consisted primarily of net operating losses, increases in other assets and an increase in accounts receivable. These were partially offset by an increase in account payable and other accrued expenses. Net operating losses as of the three months ended March 31, 2006 were the result of lower occupancies at the properties. The increase in other assets was the result of deferred offering costs for our initial public offering. The increase in accounts receivable was due to slower collections.
Net cash used in investing activities for the three months ended March 31, 2007 and March 31, 2006 was $128,143 and $213,900, respectively. For the three months ended March 31, 2007, the increase in investing activities was the result of a reduction in property and equipment additions as compared to the same period in 2006. Additionally, the decrease in restricted cash was the result of cash used from our HUD escrowed reserves for the payment of property taxes and liability insurance. This was somewhat offset by additional deposits to the reserves. For the three months ended March 31, 2006, the increase was primarily the result of renovation activity at Hearth & Care of Greenfield.
Net cash used in financing activities was $68,687 for the three months ended March 31, 2007. This is primarily the result of routine repayments on notes payable. Net cash used in financing activities was $111,005 for the three months ended March 31, 2006 primarily as a result of routine repayments on notes payable and the partial repayment of stockholder loans. This was partially offset by proceeds from notes payable for the renovation costs of Hearth & Care of Greenfield.
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
The following table contains a reasonable estimate of the expenses incurred in this offering and the subsequent use of proceeds at the conclusion of the offering:

	March 31, 2007		December 31, 2006
Gross offering proceeds (703,000 units x $9.50 per unit)		6,678,500		6,678,500
Underwriting discounts and commissions	534,280		534,280
Underwriter’s expenses	226,354		226,354
Other expenses (1)	175,000		175,000
Total Expenses		935,634		935,634

Net offering proceeds		5,742,866		5,742,866
Repayment of indebtedness	2,082,152		2,082,152
Legal and accounting fees related to this offering	696,702		696,702
Working capital (2)	1,258,695		936,146
Cash held in money market account (2)	1,205,317		1,527,866
Cash held in interest bearing saving account	500,000		500,000
Net proceeds unaccounted for		—		—

(1)	Other expenses consist of $75,000 paid to Newbridge Securities Corporation as a consulting fee in connection with their Financial Advisory Agreement. $100,000 represents our purchase of the warrants held by Newbridge Securities Corporation pursuant to the underwriting agreement.

(2)	Cash used for working capital increased $322,549 as a result of additional payments for audit expenses as well as payments for the continued renovations at Hearth & Care of Greenfield. We plan to replace cash used for Hearth & Care of Greenfield upon the successful completion of refinancing the property. At this time, we have no commitments or guarantees of refinancing Hearth & Care of Greenfield.
In accordance with the terms and conditions contained in the underwriting agreement, we agreed to sell to the representatives of our initial public offering, for $100, options to purchase up to a total of 5% of the units sold. Each unit consisting of two shares of stock and two warrants for two shares of stock. Therefore, 35,150 unit options were issued at the closing of our initial public offering on November 9, 2006. These options are exercisable at an exercise price of $11.875 (125% of the offering price) per unit commencing on November 9, 2007 and ending on November 9, 2011. We have valued the unit options, using the Black-

Scholes option pricing model, at approximately $102,000. The issuance of the options and the related expense, which was treated as a cost of the offering, were both offsetting adjustments to additional paid in capital. The warrants are exercisable commencing on November 9, 2007 and ending on November 9, 2011 at an exercise price equal to 125% of exercise price of the warrants in the units in the offering or $6.75 per warrant.
Item 6. Exhibits and Reports on Form 8-K
a.	Reports on Form 8-K. None

b.	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc. (Registrant)
Date: May 15, 2007	/s/ Gary L. Wade
Chief Executive Officer

Date: May 15, 2007	/s/ Scott Cunningham
Chief Financial Officer

Exhibit Index

Number	Exhibit Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act