Form 10QSB
period 2007-06-30
ADCARE HEALTH SYSTEMS INC
filed 2007-08-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
3,786,129 no par common stock
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

AdCare Health Systems, Inc.
Form 10-QSB

Part I. Financial Information
Item 1. Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,302,378	$2,136,414
Certificate of deposit, restricted	202,769	198,266
Accounts receivable:
Long-term care resident receivables, net	2,081,163	1,949,745
Management, consulting and development receivables, net	217,794	254,321
Advances and receivables from affiliates	27,631	35,897
Assets of discontinued operations	5,933	4,677
Prepaid expenses and other	605,478	337,638

Total current assets	4,443,146	4,916,958

Restricted Cash	906,693	914,941
Property and Equipment, Net	13,977,909	13,750,870
Note Receivable, Net	239,413	257,413
License, Net	1,189,306	1,189,306
Goodwill	2,638,193	2,638,193
Assets of Discontinued Operations, Net of Current Portion	859,428	880,430
Other Assets	848,103	838,283

Total assets	$25,102,191	$25,386,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of notes payable and other debt	$766,835	$744,131
Current portion of note payable to stockholder	9,466	828,344
Accounts payable and accrued expenses	3,739,382	3,804,590
Liabilities of discontinued operations	21,525	22,177

Total current liabilities	4,537,208	5,399,242

Notes Payable and Other Debt, Net of Current Portion	12,743,748	12,909,162
Note Payable to Stockholder, Net of Current Portion	814,232	—
Other Liabilities	293,104	262,597
Forward Purchase Contract	900,000	900,000
Liabilities of Discontinued Operations	854,342	848,394
Minority Interest in Equity of Consolidated Entities	224,267	160,259

Total liabilities	20,366,901	20,479,654

Stockholders’ equity:
Preferred stock, no par value; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 14,500,000 shares authorized; 3,786,129 and 3,778,129 shares issued and outstanding	14,033,373	13,857,166
Accumulated deficit	(9,298,083)	(8,950,426)

Total stockholders’ equity	4,735,290	4,906,740

Total liabilities and stockholders’ equity	$25,102,191	$25,386,394

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Patient care revenues	$5,457,475	$5,159,850	$10,824,117	$10,125,515
Management, consulting and development fee revenue	414,902	407,732	872,609	837,673

Total revenue	5,872,377	5,567,582	11,696,726	10,963,188

Expenses:
Payroll and related payroll costs	3,653,871	3,476,800	7,342,447	6,999,432
Other operating expenses	1,924,627	1,859,647	3,704,381	3,511,837
Depreciation and amortization	237,093	198,597	409,283	372,544

Total expenses	5,815,591	5,535,044	11,456,111	10,883,813

Income from Continuing Operations	56,786	32,538	240,615	79,375

Other Income (Expense):
Interest income	16,728	430	33,308	2,448
Interest expense, others	(221,963)	(640,245)	(500,749)	(1,350,507)
Interest expense, related parties	(17,726)	(20,578)	(35,683)	(42,116)
Minority interest in (earnings) losses of consolidated entities	(36,134)	36,119	(64,008)	57,534

	(259,095)	(624,274)	(567,132)	(1,332,641)

Loss Before Discontinued Operations	(202,309)	(591,736)	(326,517)	(1,253,266)

Discontinued Operations:
Loss from discontinued operations	(10,571)	(31,042)	(21,140)	(24,596)

Net Loss	(212,880)	(622,778)	(347,657)	(1,277,862)

Net Loss Per Share, Basic and Diluted:
Continuing operations	$(0.05)	$(0.30)	$(0.09)	$(0.63)
Discontinued operations	0.00	(0.02)	0.00	(0.01)

	$(0.05)	$(0.32)	$(0.09)	$(0.64)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	1,996,072	3,786,129	1,996,072

Diluted	3,786,129	1,996,072	3,786,129	1,996,072

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(347,657)	$(1,277,862)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	409,283	395,449
Warrants issued for services	8,123	—
Stock option compensation expense	6,330	—
Minority interest	64,008	(57,513)
Discount on convertible debentures	—	756,000
Note receivable forgiveness exchanged for rent	18,000	—
Changes in certain assets and liabilities:
Accounts receivable	(86,624)	65,777
Prepaid expenses and other	(192,513)	(148,101)
Other assets	(9,645)	(708,310)
Accounts payable and accrued expenses	(65,862)	1,310,086
Other liabilities	61,077	5,305

Total adjustments	212,177	1,618,693

Net cash provided by (used in) operating activities	(135,480)	340,831

Cash flow from investing activities:
(Increase) decrease in restricted cash	8,248	(44,530)
Purchase of property plant and equipment	(569,895)	(874,837)

Net cash used in investing activities	(561,647)	(919,367)

Cash flows from financing activities:
Proceeds from notes payable	54,000	545,395
Cash received upon exercise of warrants	20,000	—
Proceeds from note payable to stockholder	—	835,000
Repayment of note payable to stockholder	(4,646)	(123,166)
Repayment on notes payable	(206,263)	(1,053,114)

Net cash provided by (used in) financing activities	(136,909)	204,115

Net Decrease in Cash	(834,036)	(374,421)
Cash, Beginning	2,136,414	1,403,877

Cash, Ending	$1,302,378	$1,029,456

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$523,939	$553,884

See notes to consolidated financial statements

AdCare Health Systems, Inc.
Notes to Unaudited
Consolidated Financial Statements
NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. No tax provision was recorded for the loss incurred for the three and six months ended June 30, 2007 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing of ultimate realization of the benefits of our net operating loss carry forwards in future periods. Income taxes are allocated to each company based on earnings of each company.

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

The Company incurred a net loss of approximately $348,000 for the six months ended June 30, 2007 and approximately $1,278,000 for the six months ended June 30, 2006, and has negative working capital of approximately $94,000 at June 30, 2007. The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

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

For the three and six months ended June 30, 2007 and 2006, the Company operated in two segments: management and facility based care and home based care. The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities. The home based care segment provides home health care services to patients while they are living in their own homes. All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Three-months ended June 30, 2007:
Net Revenue	5,463	846	6,309	—	(437)	5,872
Net Profit (Loss)	(266)	64	(202)	(11)	—	(213)
Capital Spending	440	2	442	—	—	442

Three-months ended June 30, 2006:
Net Revenue	5,215	611	5,826	—	(258)	5,568
Net Profit (Loss)	(569)	(23)	(592)	(31)	—	(623)
Capital Spending	639	1	640	—	—	640

Six-months ended June 30, 2007:
Net Revenue	10,862	1,660	12,522	—	(825)	11,697
Net Profit (Loss)	(437)	110	(327)	(21)	—	(348)
Total Assets	21,804	2,434	24,238	865	—	25,103
Capital Spending	566	4	570	—	—	570

Six-months ended June 30, 2006:
Net Revenue	10,382	1,239	11,621	—	(658)	10,963
Net Profit (Loss)	(1,175)	(78)	(1,253)	(25)	—	(1,278)
Total Assets	21,768	2,297	24,065	905	—	24,970
Capital Spending	873	2	875	—	—	875
NOTE 4.	INCENTIVE STOCK OPTIONS

In 2004, the Company established a stock option plan. Options are available to officers, directors, consultants and employees of the Company. The Board of Directors will select from eligible persons those to whom awards shall be granted, as well as determine the size of the awards. The total number of shares, which are available under the plan, is 120,000 with an option price of $2.50 per share. The fair value of these options was determined to be $.36 at the date of grant. Each stock option granted under the plan shall expire not more than 5 years from the date that the option is granted.

In May 2007, the Board of Directors granted 199,000 options to officers, directors, consultants and employees of the Company under a plan approved by the Board in 2005. The total number of shares, which are available under the plan, is 200,000 with an option price of $1.50 per share. The fair value of these options was determined to be $.58 at the date of grant. Each stock option granted under the plan shall expire not more than 5 years from the date the option is granted.

The fair value of an option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

2007 Grants
Dividend yield	0%
Expected volatility	35.00%
Risk-free interest rates	4.63%
Expected lives	5 years
A summary of the status of the Company’s employee stock options was as follows as of June 30, 2007 and changes for the six months then ended is presented below:

		Weighted
		Average	Weighted
	June 30,	Exercise	Average
	2007	Price	Fair Value
Beginning	99,400	$2.50	$.36
Granted	199,000	1.50	.58
Forfeited	—	—	—
Exercised	—	—	—

Ending	298,400	$1.83	$.51

Options exercisable	120,440

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at June 30, 2007 was approximately 4 years.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of the prospective application in accordance with the statement. This adoption requires the Company to record compensation expense using the fair-value measurement for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s consolidated financial statements as of and for the six months ended June 30, 2007 and 2006, reflect the impact of SFAS No. 123R.

NOTE 5.	CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company. Management provides for loss contingencies where the possibility of a loss is probable. As of June 30, 2007, no estimated loss liabilities due to litigation were recorded. Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company. The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three months ended June 30, 2007 as compared to three months ended June 30, 2006
Revenue

	June 30,	June 30,	Increase/	%
	2007	2006	(Decrease)	Change
Patient care revenue	$5,457,475	$5,159,850	$297,625	5.8%

Management, consulting and development fee revenue	414,902	407,732	7,170	1.8%

	$5,872,377	$5,567,582	$304,795	5.5%

For the periods compared, patient care revenue increased approximately $297,625 or 5.8%. Average occupancy levels in our assisted living properties increased nearly 13% while utilization of our home health services increased by approximately 19%. However, occupancy in our skilled nursing facilities declined by 7.6% partially offsetting the improvements in our assisted living and home health agency. Charges for privately paying residents at our assisted living and skilled nursing facilities were increased approximately 5% effective January 1, 2007. Management, consulting and development fee revenue increased $7,170 or 1.8% primarily as a result of inflationary increases in fees charged for our third party management contracts.
We have implemented changes at our skilled nursing facilities to improve occupancy and revenue. We have recently completed renovations at all three facilities and continue to focus our attention towards providing care to more patients covered by Medicare where our profit margins are typically higher.
Operating Expenses

	June 30,	June 30,	Increase/	%
	2007	2006	(Decrease)	Change
Payroll and related payroll costs	$3,653,871	$3,476,800	$177,071	5.1%
Other operating expenses	1,924,627	1,859,647	64,980	3.5%
Depreciation and amortization	237,093	198,597	38,496	19.4%

	$5,815,591	$5,535,044	$280,547	5.1%

Operating expenses for the three months ended June 30, 2007 increased $280,547 or 5.1%. Payroll and related payroll costs for the three months ended June 30, 2007 increased $177,071 or 5.1%. This is due primarily to increased visits provided by our home health agency as well as increased occupancy at our assisted living properties. Additionally, employee wages have increased approximately 3% as a result of annual wage increases. Other operating expenses increased $64,980 or 3.5%, the majority of which is due to increased expenses for audit services, public relations, board activities and directors and officer’s liability insurance all a result of our public company status. The increase is also attributed to increased supply usage as a result of higher occupancy in our assisted living facilities and inflationary increases in supply costs.
Depreciation and amortization expense increased $38,496 or 19.4% primarily due to the amortization of increased letter of credit fees. One of our properties, Community’s Hearth & Home, is financed with adjustable rate demand taxable notes secured by a letter of credit from our primary lender, WesBanco. The letter of credit was renewed in December, 2006; however, WesBanco increased their fees for the letter of credit by nearly 100%. Consequently, the amortization of these fees was more in 2007 than in 2006. These increased fees will continue through the third quarter of 2007. We have secured an alternate source for the letter of credit from The Huntington National Bank which will replace WesBanco’s letter of credit in September, 2007. While The Huntington’s fees are less than those of WesBanco, they will still be more than those experienced during 2006.
Income from Continuing Operations
Income from continuing operations for the three months ended June 30, 2007 was $56,786. Compared to the three months ended June 30, 2006 of $32,538, this represents an increase of $24,248 or 74.5%. This is primarily due to increased revenue as a result of higher occupancies in our assisted living facilities and increased visits provided by our home health agency. These increases were partially offset by increased amortization of letter of credit fees of approximately $30,000 and lower occupancy at two of our skilled nursing facilities.
Other Income and Expense
For the three months ended June 30, 2007 compared to the three months ended June 30, 2006, interest income increased $16,298 as a result of interest earned on the proceeds of the initial public offering. Interest expense for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, decreased $418,282 or 65.3%. As of September 2006, expenses related to the mezzanine loan were completely recognized and therefore none were recorded in 2007. Interest expense for the three months ended June 30, 2006, included approximately $400,000 in mezzanine loan related expense. Interest expense to related parties decreased $2,852 or 13.9%. Related party loans were repaid with proceeds from our initial public offering but an additional loan was established with a shareholder to refinance the debt of our home health care agency in May, 2006. This loan matured in May, 2007 but has been extended to May 2009.
Summary
Net loss for the three months ended June 30, 2007 was $212,880 compared to a net loss of $622,778 for the three months ended June 30, 2006, an improvement of approximately $410,000. This is the result of improved occupancy at our assisted living properties, increased visits by our home health agency and lower interest expense as a result of expenses related to the mezzanine loan being fully recognized by September 2006.
Six months ended June 30, 2007 as compared to six months ended June 30, 2006
Revenue

	June 30,	June 30,	Increase/	%
	2007	2006	(Decrease)	Change
Patient care revenue	$10,824,117	$10,125,515	$698,602	6.9%

Management, consulting and development fee revenue	872,609	837,673	34,936	4.2%

	$11,696,726	$10,963,188	$733,538	6.7%

Year-to-date, patient care revenue increased approximately $698,602 or 6.9%. Occupancy rates in our assisted living properties increased nearly 11% while visits by our home health agency increased by approximately 14%. However, occupancy in our skilled nursing facilities declined by 5%. Charges for privately paying residents at our assisted living and skilled nursing facilities were increased approximately 5% effective January 1, 2007. Management, consulting and development fee revenue increased $34,936 or 4.2% primarily as a result of inflationary increases in fees charged for our third party management contracts. Total revenue has increased $733,538 or 6.7%.

Operating Expenses

	June 30,	June 30,	Increase/	%
	2007	2006	(Decrease)	Change
Payroll and related payroll costs	$7,342,447	$6,999,432	$343,015	4.9%
Other operating expenses	3,704,381	3,511,837	192,544	5.5%
Depreciation and amortization	409,283	372,544	36,739	9.9%

	$11,456,111	$10,883,813	$572,298	5.3%

Operating expenses for the six months ended June 30, 2007 increased $572,298 or 5.3%. Payroll and related payroll costs for the six months ended June 30, 2007 increased $343,015 or 4.9%. This is due primarily to increased visits provided by our home health agency as well as increased occupancy at our assisted living properties. Additionally, employee wages have increased approximately 3% as a result of annual wage increases. Other operating expenses increased $192,544 or 5.5%, due to increased expenses for audit services, public relations, board activities and directors and officer’s liability insurance all a result of our public company status. This increase can also be attributed to higher occupancy in our assisted living facilities and to increased visits provided by our home health agency. Depreciation and amortization expense increased $36,739 or 9.9% primarily due to the amortization of increased letter of credit fees as explained above.
Income from Continuing Operations
Income from continuing operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, increased $161,240 or 203.1%. This is due primarily to increased revenue as a result of higher occupancies in our assisted living facilities and increased visits provided by our home health agency partially offset by increased operating costs.
Other Income and Expense
For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, interest income increased $30,860 as a result of interest earned on the proceeds of the initial public offering. Interest expense for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, decreased $849,758 or 62.9%. As of September 2006, expenses related to the mezzanine loan were completely recognized and therefore none were recorded in 2007. Interest expense for the six months ended June 30, 2006, included approximately $800,000 in mezzanine loan related expense. Interest expense to related parties decreased $6,433 or 15.3%. Certain related party loans were repaid with proceeds from our initial public offering.
Summary
Net loss for the six months ended June 30, 2007 was $347,657 compared to a net loss of $1,277,862 for the six months ended June 30, 2006, an improvement of approximately $930,000 or 72.8%. This is the result of improved occupancy at our assisted living properties, increased visits by our home health agency and lower interest expense as a result of expenses related to the mezzanine loan being fully recognized by September 2006.
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
Overview
We had negative net working capital as of June 30, 2007 of approximately $94,000 as compared to negative net working capital of approximately $482,000 for the year ended December 31, 2006, an improvement of approximately $388,000. The decrease in negative net working capital is due to a two year loan extension on our note payable to a stockholder partially offset by the use of cash for the acquisition of property, plant and equipment to complete the renovations at Hearth & Care of Greenfield. We plan to replace the cash used in the renovation of Hearth & Care of Greenfield by increasing the loan on the property during the fourth quarter of 2007.
We currently do not have a line of credit available to assist with cash flow. We are currently working with lenders to secure a line of credit but we have not received firm commitments in this regard. We anticipate that our cash flow from our subsidiaries will continue to be sufficient to fund their operating cash needs.
We plan to improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, and 3) adding additional management contracts. We have a full time Vice President of Marketing and Business Development to assist in marketing all our facilities as well as looking for new management contracts.
In 2003, we entered into an agreement with a building contractor for the renovation and the expansion of ten additional private rooms to our Hearth & Care of Greenfield nursing facility. This project is currently complete however it was over budget and substantially behind schedule. Due to several change orders, weather delays and increased costs of construction due to increasing the size of the original project, an additional $620,000 was required to complete the expansion. We terminated our contract with the initial project contractor and engaged a new contractor to have the building completed. Subsequently, the former contractor has filed a claim against us alleging damages of $376,000 for terminating the contract. In addition, a subcontractor has also filed a claim against Hearth & Care of Greenfield in the amount of approximately $57,000. We believe the claims are without merit and intend to vigorously defend our position. Furthermore, we believe we have a claim against the contractor.
Notes Payable and Other Debt
Our debt instruments contain various financial covenants and other restrictions including requirements for the following: minimum income and cash flow, debt service coverage, tangible net worth and working capital requirements. Many of these debt instruments also contain cross default provisions and limitations on the amount of additional debt we can raise. We were not in compliance with loan covenants on three loans at December 31, 2006:
In connection with the financing and loan agreement used to re-finance two assisted living properties located in Springfield, Ohio and one in Urbana, Ohio, the properties are required on an annual basis to maintain a minimum tangible net worth which shall be increased each year by the cumulative net earnings of the properties. As of December 31, 2006, the minimum requirement was $720,800 and the actual tangible net worth was $319,320, and therefore, not in compliance. The tangible net worth covenant requirement was waived by WesBanco on March 19, 2007.
In connection with the financing and loan agreement used to re-finance an assisted living property located in Van Wert, Ohio, the property is required on an annual basis to maintain a minimum tangible net worth and such net worth shall not be less than 10% of total assets. As of December 31, 2006, the minimum requirement was $308,846 and the actual tangible net worth was $233,469. Also, 10% of the total assets were $343,903 as compared to the actual tangible net worth of $233,469; and therefore, both covenants were not in compliance. However, both net worth covenants were waived by WesBanco on March 19, 2007.
In connection with the financing and loan agreements used to re-finance the corporate office building and to re-finance miscellaneous debt, we were required to not have a change of ownership of AdCare of more than 25%. As a result of the initial public offering, we were in violation of this covenant. However, the default was waived by WesBanco on March 19, 2007.
Cash Flow
Our cash requirements are satisfied primarily with cash generated from operating activities and financing activities such as equity offerings and additional indebtedness. Our cash flow is dependent on our ability to collect accounts receivable in a timely manner. Accounts receivable collections in the health care industry can be very complex processes. The majority of our revenue is from Medicaid and Medicare programs. These are reliable payment sources which make our likelihood of collection very high. However, the time it takes to receive payment on a claim from these sources can be long. On average, accounts receivable were outstanding 35.6 days before collection as of June 30, 2007 and December 31, 2006. The status of accounts receivable collections is monitored very closely by our senior management.

Six months ended June 30, 2007 as compared to six months ended June 30, 2006
Net cash used in operating activities for the six months ended June 30, 2007 was $135,480. Net cash provided by operating activities for the six months ended June 30, 2006 was $340,831. For the six months ended June 30, 2007, cash flow used in operating activities consisted primarily of net operating losses. A decrease in accounts payable and accrued expenses was compounded by an increase in accounts receivable, prepaid expenses offset by non-cash expenses for depreciation and amortization and minority interest. For the six months ended June 30, 2006, cash flow provided by operating activities consisted primarily of net operating losses offset by a substantial increase in accounts payable and accrued liabilities. Net operating losses were a result of lower occupancies at the properties and amortization of the mezzanine loan financing costs. These were partially offset by an increase in accounts payable and other accrued expenses. The increase in other assets was the result of deferred offering costs for our initial public offering.
Net cash used in investing activities for the six months ended June 30, 2007 and June 30, 2006 was $561,647 and $919,367, respectively. For the six months ended June 30, 2007, cash used in investing activities was primarily the result of property and equipment additions. Additionally, the decrease in restricted cash was the result of cash used from our HUD escrowed reserves for the payment of property taxes and liability insurance as well as renovations at one of the skilled nursing facilities, The Pavilion. This was somewhat offset by additional deposits to the reserves. For the six months ended June 30, 2006, purchases of property, plant and equipment was the result of renovation activity at Hearth & Care of Greenfield. There were also additional deposits to our HUD escrowed reserve funds resulting in an increase in restricted cash.
Net cash used in financing activities was $136,909 for the six months ended June 30, 2007. This is primarily the result of routine repayments on notes payable offset by proceeds from notes payable for additional equipment purchases and by cash received upon the exercise of warrants. Net cash provided by financing activities was $204,115 for the six months ended June 30, 2006 as a result of proceeds from the note payable established to fund the renovations at our Hearth & Care of Greenfield facility and proceeds from additional note payable to stockholder. The note payable to stockholder was incurred in May 2006 to refinance debt at our home health agency. Offsetting these increases were repayments on notes payable as a result of refinancing the home health agency debt, routine repayments on notes payable and repayments on stockholder loans.
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
The following table contains a reasonable estimate of the expenses incurred in this offering and the subsequent use of proceeds at the conclusion of the offering:

	June 30, 2007		December 31, 2006
Gross offering proceeds (703,000 units x $9.50 per unit)		6,678,500		6,678,500
Underwriting discounts and commissions	534,280		534,280
Underwriter’s expenses	226,355		226,354
Other expenses (1)	175,000		175,000
Total expenses		935,635		935,634

Net offering proceeds		5,742,865		5,742,866
Repayment of indebtedness	2,082,152		2,082,152
Legal and accounting fees related to the offering	696,702		696,702
Working capital (2)	2,041,662		936,146
Cash held in money market account (2)	422,349		1,527,866
Cash held in interest bearing saving account	500,000		500,000
Net proceeds unaccounted for		—		—

(1)	Other expenses consist of $75,000 paid to Newbridge Securities Corporation as a consulting fee in connection with their Financial Advisory Agreement. $100,000 represents our purchase of the warrants held by Newbridge Securities Corporation pursuant to the underwriting agreement.

(2)	Cash used for working capital increased $1,105,517 as a result of payments for the continued renovations at Hearth & Care of Greenfield as well as additional payments for audit expenses. We plan to replace cash used for Hearth & Care of Greenfield upon the successful completion of refinancing the property. At this time, we have no commitments or guarantees of refinancing Hearth & Care of Greenfield.
In accordance with the terms and conditions contained in the underwriting agreement, we agreed to sell to the representatives of our initial public offering, for $100, options to purchase up to a total of 5% of the units sold. Each unit consists of two shares of stock and two warrants for two shares of stock. Therefore, 35,150 unit options were issued at the closing of our initial public offering on November 9, 2006. These options are exercisable at an exercise price of $11.875 (125% of the offering price) per unit commencing on November 9, 2007 and ending on November 9, 2011. We have valued the unit options, using the Black- Scholes option pricing model, at approximately $102,000. The issuance of the options and the related expense, which was treated as a cost of the offering, were both offsetting adjustments to additional paid in capital. The warrants are exercisable commencing on November 9, 2007 and ending on November 9, 2011 at an exercise price equal to 125% of exercise price of the warrants in the units in the offering or $6.75 per warrant.
Item 6. Exhibits and Reports on Form 8-K
a.	The following Exhibits are attached:

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated June 6, 2007, by and between Family Home Health Services, Inc. and AdCare Health Systems, Inc.
31.1(2)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2(2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1(2)	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2(2)	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
99.1(1)	Issuance of warrants to officers and directors of AdCare Health Systems, Inc. on June 5, 2007.

(1)	Previously filed on Form 8-K and incorporated herein by reference.

(2)	Filed herewith.
b.	The Company filed the following Reports on Form 8-K during the three months ended June 30, 2007:

Date	Description
June 7, 2007	Agreement and Plan of Merger, dated June 6, 2007, by and between Family Home Health Services, Inc. and AdCare Health Systems, Inc.
June 8, 2007	Issuance of warrants to officers and directors of AdCare Health Systems, Inc. on June 5, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc. (Registrant)

Date:	August 14, 2007	/s/ Gary L. Wade Chief Executive Officer

Date:	August 14, 2007	/s/ Scott Cunningham Chief Financial Officer