Form 10QSB
period 2007-09-30
ADCARE HEALTH SYSTEMS INC
filed 2007-11-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

3,786,129 no par common stock

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

AdCare Health Systems, Inc.
Form 10-QSB
Table of Contents

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	3
	Consolidated Statements of Operations – Three and nine-months ended September 30, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Cash Flow – Nine-months ended September 30, 2007 and 2006 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Controls and Procedures	16
Part II.	Other Information
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities and Use of Proceeds	17
Item 6.	Exhibits	18
Signatures		19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information

Item 1. Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,168,803	$2,136,414
Certificate of deposit, restricted	207,298	198,266
Accounts receivable:
Long-term care resident receivables, net	2,187,632	1,949,745
Management, consulting and development receivables, net	252,566	254,321
Advances and receivables from affiliates	24,664	35,897
Assets of discontinued operations	446	4,677
Prepaid expenses and other	501,621	337,638
Total current assets	4,343,030	4,916,958

Restricted Cash	957,343	914,941
Property and Equipment, Net	14,228,260	13,750,870
Note Receivable, Net	230,413	257,413
License, Net	1,189,306	1,189,306
Goodwill	2,638,193	2,638,193
Assets of Discontinued Operations, Net of Current Portion	-	880,430
Other Assets	1,041,615	838,283
Total assets	$24,628,160	$25,386,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$813,798	$744,131
Current portion of note payable to stockholder	9,466	828,344
Accounts payable and accrued expenses	3,767,172	3,804,590
Liabilities of discontinued operations	-	22,177
Total current liabilities	4,590,436	5,399,242

Notes Payable and Other Debt, Net of Current Portion	12,625,359	12,909,162
Note Payable to Stockholder, Net of Current Portion	811,433	-
Other Liabilities	338,263	262,597
Forward Purchase Contract	900,000	900,000
Liabilities of Discontinued Operations	-	848,394
Minority Interest in Equity of Consolidated Entities	228,815	160,259
Total liabilities	19,494,306	20,479,654

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value; 14,500,000 shares authorized; 3,786,129 and 3,778,129 shares issued and outstanding	14,036,155	13,857,166
Accumulated deficit	(8,902,301)	(8,950,426)
Total stockholders' equity	5,133,854	4,906,740
Total liabilities and stockholders' equity	$24,628,160	$25,386,394

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Patient care revenues	$5,468,027	$5,226,756	$16,292,143	$15,352,272
Management, consulting and development fee revenue	438,299	433,581	1,310,908	1,271,254
Total revenue	5,906,326	5,660,337	17,603,051	16,623,526

Expenses:
Payroll and related payroll costs	3,746,406	3,559,660	11,088,853	10,559,092
Other operating expenses	1,855,225	1,824,999	5,559,608	5,336,836
Depreciation and amortization	222,843	191,407	632,126	563,951
Total expenses	5,824,474	5,576,066	17,280,587	16,459,879
Income from Continuing Operations	81,852	84,271	322,464	163,647

Other Income (Expense):
Interest income	13,586	11,472	46,894	13,920
Interest expense, others	(250,693)	(753,797)	(767,465)	(2,104,304)
Interest expense, related parties	(16,023)	(20,771)	(35,683)	(62,887)
Minority interest in (earnings) losses of consolidated entities	(4,548)	23,226	(68,556)	80,760
Other expense	(37,014)	-	(37,014)	-
	(294,692)	(739,870)	(861,824)	(2,072,511)

Loss Before Discontinued Operations	(212,840)	(655,599)	(539,360)	(1,908,864)
Discontinued Operations:
Income from discontinued operations	608,625	953	587,485	(23,643)
Net Income (Loss)	$395,785	$(654,646)	$48,125	(1,932,507)

Net Income (Loss) Per Share, Basic and Diluted:
Continuing operations	$(0.06)	$(0.33)	$(0.14)	$(0.96)
Discontinued operations	0.16	0.00	0.16	(0.01)
	$0.10	$(0.33)	$0.02	$(0.97)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	1,996,150	3,786,129	1,996,150
Diluted	3,786,129	1,996,150	3,786,129	1,996,150

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$48,125	$(1,932,507)
Add back: (income) loss from discontinued operations	(587,485)	23,643
Net income (loss) from continuing operations	$(539,360)	$(1,908,864)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	632,126	502,225
Warrants issued for services	30,705	-
Stock option compensation expense	16,142	-
Minority interest	68,556	(80,141)
Loss on disposal of assets	-	39,963
Discount on convertible debentures	-	1,134,000
Note receivable forgiveness exchanged for rent	27,000	-
Changes in certain assets and liabilities:
Accounts receivable	(224,897)	(93,992)
Prepaid expenses and other	(190,396)	(184,886)
Other assets	(155,834)	(787,230)
Accounts payable and accrued expenses	(59,595)	1,714,603
Other liabilities	(153,257)	16,628
Net cash provided by (used in) operating activities of continuing operations	(548,810)	352,306
Net cash provided by (used in) operating activities of discontinued operations	302,080	(23,223)
Net cash provided by (used in) operating activities	(246,730)	329,083

Cash flow from investing activities:
Increase in restricted cash	(42,402)	(69,706)
Proceeds from sale of assets	(56,530)	-
Purchase of minority interest	(11,382)	-
Purchase of property plant and equipment	(987,581)	(987,263)
Net cash used in investing activities of continuing operations	(1,097,895)	(1,056,969)
Net cash provided by investing activities of discontinued operations:
Proceeds from sale of assets net of associated costs	591,329	-
Net cash used in investing activities	(506,566)	(1,056,969)

Cash flows from financing activities:
Proceeds from notes payable	54,000	552,395
Cash received upon exercise of warrants	20,000	-
Proceeds from note payable to stockholder	-	835,000
Repayment of note payable to stockholder	(7,446)	(125,914)
Repayment on notes payable	(268,135)	(1,162,463)
Net cash provided by (used in) financing activities of continuing operations	(201,581)	99,018
Net cash used in financing activities of discontinued operations:
Repayment on notes payable of discontinued operations	(12,734)	(14,113)
Net cash provided by (used in) financing activities	(214,315)	84,905

Net Decrease in Cash	(967,611)	(642,981)
Cash, Beginning	2,136,414	1,403,877
Cash, Ending	$1,168,803	$760,896
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$803,149	$553,884
Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$27,000	$-
Payment of existing mortgage at closing of discontinued operations	$609,839	$-

See notes to consolidated financial statements

AdCare Health Systems, Inc.
Notes to Unaudited
Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. No tax provision was recorded for the income incurred for the three and nine months ended September 30, 2007 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing of ultimate realization of the benefits of our net operating loss carry forwards in future periods. Income taxes are allocated to each company based on earnings of each company.
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

NOTE 2. LIQUIDITY AND PROFITABILITY

The Company incurred a net loss before discontinued operations of approximately $539,000 for the nine months ended September 30, 2007 and approximately $1,909,000 for the nine months ended September 30, 2006, and has negative working capital of approximately $247,000 at September 30, 2007. The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

To improve liquidity and profitability, the Company’s full-time Vice President of Marketing and Business Development is developing new leads that the Company feels will result in additional business. Furthermore, management plans in future years encompass the following:

• refinancing debt where possible to obtain more favorable terms.
• increase facility occupancy.
• add additional management contracts.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability. However, there can be no assurance that such events will occur.

NOTE 3. SEGMENTS

For the three and nine months ended September 30, 2007 and 2006, the Company operated in two segments: management and facility based care and home based care. The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities. The home based care segment provides home health care services to patients while they are living in their own homes. All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Three-months ended September 30, 2007:
Net Revenue	5,483	837	6,320	-	(414)	5,906
Net Income (Loss)	(288)	75	(213)	609	-	396
Capital Spending	418	-	418	-	-	418

Three-months ended September 30, 2006:
Net Revenue	5,476	744	6,220	-	(560)	5,660
Net Income (Loss)	(658)	2	(656)	1	-	(655)
Capital Spending	111	1	112	-	-	112

Nine-months ended September 30, 2007:
Net Revenue	16,345	2,497	18,842	-	(1,239)	17,603
Net Income (Loss)	(724)	185	(539)	587	-	48
Total Assets	22,149	2,479	24,628	-	-	24,628
Capital Spending	983	4	987	-	-	987

Nine-months ended September 30, 2006:
Net Revenue	15,858	1,983	17,841	-	(1,217)	16,624
Net Income (Loss)	(1,833)	(76)	(1,909)	(24)	-	(1,933)
Total Assets	21,675	2,362	24,037	893	-	24,930
Capital Spending	983	4	987	-	-	987

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

A summary of the status of the Company’s employee stock options was as follows as of September 30, 2007 and changes for the nine months then ended is presented below:

		Weighted
		Average	Weighted
	September 30,	Exercise	Average
	2007	Price	Fair Value
Beginning	99,400	$2.50	$.36
Granted	199,000	1.50	.58
Forfeited	(4,200)	-	-
Exercised	-	-	-
Ending	294,200	$1.83	$.51
Options exercisable	116,240

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at September 30, 2007 was approximately 4 years.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of the prospective application in accordance with the statement. This adoption requires the Company to record compensation expense using the fair-value measurement for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s consolidated financial statements as of and for the nine months ended September 30, 2007 and 2006, reflect the impact of SFAS No. 123R.

NOTE 5. CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company. Management provides for loss contingencies where the possibility of a loss is probable. As of September 30, 2007, no estimated loss liabilities due to litigation were recorded. Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company. The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

NOTE 6. DISCONTINUED OPERATIONS

On September 6, 2007, the Company completed the disposition of assets held by Hearth & Home of Marion, a wholly owned subsidiary of the company. The Company discontinued the operations of Hearth & Home of Marion in November, 2003, and entered a land installment contract in January, 2004, to sell the assets of Hearth & Home of Marion for $1,600,000. Net income for the three and nine months ended September 30, 2007 reflects the net gain realized on the transaction of approximately $618,000.

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

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio. We currently manage fifteen facilities, comprised of six skilled nursing centers, seven assisted living residences and two independent living/senior housing facilities, totaling over 800 beds.

We have an ownership interest in seven of the facilities we manage, comprised of 100% ownership of two of the skilled nursing centers and one assisted living facility, as well as a 50% ownership of four of the assisted living facilities. The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is...” We also maintain a development/consulting initiative which is strategic in providing potential management opportunities to our core long-term care business. AdCare Health Systems, Inc. and Hearth & Home are registered trademarks. All of our properties are located within the State of Ohio.

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

We have implemented changes at our skilled nursing centers to improve occupancy and revenue. We have recently completed renovations at all three facilities and continue to focus our attention towards providing care to more patients covered by Medicare where our profit margins are typically higher. Compared to the quarter ending June 30, 2007, overall occupancy in our skilled nursing centers increased approximately 1%.

At our assisted living property where our occupancy has been lower than desired, we have renovated a portion of the rooms to focus on providing care for residents with Alzheimer’s which we believe will further improve the overall occupancy and revenue. Compared to the quarter ending June 30, 2007, overall occupancy in our assisted living centers increased approximately 3%.

In September 2007, our home health division began to reduce visits provided to patients where our reimbursement provided very little profit margin. The reduction in visits resulted in a corresponding reduction in expenses. While this may result in an overall lower number of patient visits, it should eventually further improve our revenue and increase our profit margin in this division.

In March 2007, we hired a new Vice President of Marketing and Business Development to market our services and cultivate relationships that will lead to management and consulting opportunities. We anticipate that we will be engaged to manage additional facilities as a result which will increase our management and development fee revenue. Much of the overhead to provide these services is already in place so the profit margin on new management and development projects is expected to be very good.

Results of Operations

Three months ended September 30, 2007 as compared to three months ended September 30, 2006

Revenue

	September 30, 2007	September 30, 2006	Increase/ (Decrease)	% Change
Patient care revenue	$5,468,027	$5,226,756	$241,271	4.6%
Management, consulting and development fee revenue	438,299	433,581	4,718	1.1%
	$5,906,326	$5,660,337	$245,989	4.3%

For the periods compared, patient care revenue increased approximately $241,271 or 4.6%. Average occupancy levels in our assisted living properties increased 11% while utilization of our home health services also increased by approximately 11%. However, occupancy in our skilled nursing facilities declined by 4.5% partially offsetting the improvements in our assisted living and home health agency. Charges for privately paying residents at our assisted living and skilled nursing facilities were increased approximately 5% effective January 1, 2007. Management, consulting and development fee revenue increased $4,718 or 1.1% primarily as a result of inflationary increases in fees charged for our third party management contracts.

Operating Expenses

	September 30, 2007	September 30, 2006	Increase/ (Decrease)	% Change
Payroll and related payroll costs	$3,746,406	$3,559,660	$186,746	5.2%
Other operating expenses	1,855,225	1,824,999	30,226	1.7%
Depreciation and amortization	222,843	191,407	31,436	16.4%
	$5,824,474	$5,576,066	$248,408	4.5%

Operating expenses for the three months ended September 30, 2007 increased $248,408 or 4.5%. Payroll and related payroll costs for the three months ended September 30, 2007 increased $186,746 or 5.2%. This is due primarily increased staffing at our assisted living properties as a result of higher occupancy as well as employee wages have increased approximately 3% as a result of annual wage increases. Additionally, administrative staff has increased in the areas of management information systems and human resources in order to satisfy the increasing demands on these departments. Other operating expenses increased $30,226 or 1.7%, the majority of which is due to increased expenses for audit services, public relations, board activities and directors and officer’s liability insurance all a result of our public company status. The increase is also attributed to increased supply usage as a result of higher occupancy in our assisted living facilities and inflationary increases in supply costs.

Depreciation and amortization expense increased $31,436 or 16.4% primarily due to the amortization of increased letter of credit fees. One of our properties, Community’s Hearth & Home, is financed with adjustable rate demand taxable notes secured by a letter of credit from our primary lender, WesBanco. The letter of credit was renewed in December, 2006; however, WesBanco increased their fees for the letter of credit by nearly 100%. Consequently, the amortization of these fees was more in 2007 than in 2006. These increased fees continued through the third quarter of 2007. On September 13, 2007, we replaced WesBanco’s letter of credit with a letter of credit from The Huntington National Bank. Consequently, the fees will be less in the fourth quarter 2007 than in the third quarter 2007.

Income from Continuing Operations

Income from continuing operations for the three months ended September 30, 2007 was $81,852. Compared to the three months ended September 30, 2006 of $84,271, this represents a decrease of $2,420 or 2.9%. This is primarily due to: increased revenue as a result of higher occupancies in our assisted living facilities and increased visits provided by our home health agency offset by increased amortization of letter of credit fees of approximately $50,000 and lower occupancy at two of our skilled nursing facilities.

Other Income and Expense

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, interest income increased $2,114 as a result of interest earned on the proceeds of the initial public offering. Interest expense for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, decreased $503,104 or 66.7%. As of September 2006, expenses related to the mezzanine loan were completely recognized and therefore none were recorded in 2007. Interest expense for the three months ended September 30, 2006, included approximately $400,000 in mezzanine loan related expense. Interest expense to related parties decreased $4,748 or 22.9%. Related party loans were repaid with proceeds from our initial public offering but an additional loan was established with a shareholder to refinance the debt of our home health care agency in May, 2006. This loan matured in May, 2007 but has been extended to May 2009.

Other expense for the three months ended September 30, 2007 was $37,014. This is the result of recognizing as expense, costs that had been capitalized that were associated with the contemplated merger with Family Home Health Services. When the merger agreement was discontinued, the accumulated costs were immediately recognized as expense.

Summary

Net loss before discontinued operations for the three months ended September 30, 2007 was $212,840 compared to a net loss of $655,599 for the three months ended September 30, 2006, an improvement of approximately $443,000 or 68%. This is the result of improved occupancy at our assisted living properties, increased patients at our home health agency and lower interest expense as a result of expenses related to the mezzanine loan being fully recognized by September 2006.

Net income for the three months ended September 30, 2007, was approximately $396,000 compared to a net loss for the three months ended September 30, 2006, of approximately $655,000. The improvement is the result of recognizing a gain on the sale of assets in our discontinued operations of approximately $618,000 together with overall improved performance in our assisted living centers and home health agency and lower interest expense.

We discontinued the operations of Hearth & Home of Marion, a wholly owned subsidiary, in November, 2003, and entered a land installment contract in January, 2004, to sell the assets of Hearth & Home of Marion for $1,600,000. In early 2007, we agreed to reduce the price to $1,300,000. On September 6, 2007, we completed the disposition of assets held by Hearth & Home of Marion. The buyer was Concerned Citizens Against Violence Against Women, Inc., DBA Turning Point, a non-profit organization providing shelter and services to abused women. We have no material relationship with the buyer, its subsidiaries, directors, officers or any associate thereof.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

Revenue

	September 30, 2007	September 30, 2006	Increase/ (Decrease)	% Change
Patient care revenue	$16,292,143	$15,352,272	$939,871	6.1%
Management, consulting and development fee revenue	1,310,908	1,271,254	39,654	3.1%
	$17,603,051	$16,623,526	$979,525	5.9%

Year-to-date, patient care revenue increased $939,871 or 6.1%. Occupancy rates in our assisted living properties increased 8.7% while visits by our home health agency increased by approximately 8.2%. However, occupancy in our skilled nursing facilities decreased by 4.7%. Additionally, charges for privately paying residents at our assisted living and skilled nursing facilities were increased approximately 5% effective January 1, 2007. Management, consulting and development fee revenue increased $39,654 or 3.1% primarily as a result of inflationary increases in fees charged for our third party management contracts. Total revenue has increased $979,525 or 5.9%.

Operating Expenses

	September 30, 2007	September 30, 2006	Increase/ (Decrease)	% Change
Payroll and related payroll costs	$11,088,853	$10,559,092	$529,761	5.0%
Other operating expenses	5,559,608	5,336,836	222,772	4.2%
Depreciation and amortization	632,126	563,951	68,175	12.1%
	$17,280,587	$16,459,879	$820,708	5.0%

Operating expenses for the nine months ended September 30, 2007 increased $820,708 or 5%. Payroll and related payroll costs for the nine months ended September 30, 2007 increased $529,761 or 5%. This is due primarily to increased visits provided by our home health agency as well as increased occupancy at our assisted living properties. Additionally, employee wages have increased approximately 3% as a result of annual wage increases. Other operating expenses increased $222,772 or 4.2%, due to increased expenses for audit services, public relations, board activities and directors and officer’s liability insurance all a result of our public company status. Depreciation and amortization expense increased $68,175 or 12.1% primarily due to the amortization of increased letter of credit fees as explained above. For the nine months ended September 30, 2007, the increased letter of credit fees were approximately $100,000.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, increased $158,817 or 97%. This is due primarily to increased revenue as a result of higher occupancies in our assisted living facilities and increased visits provided by our home health agency partially offset by increased operating costs.

Other Income and Expense

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, interest income increased $32,974 as a result of interest earned on the proceeds of the initial public offering. Interest expense for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, decreased $1,336,839 or 63.5%. As of September 2006, expenses related to the mezzanine loan were completely recognized and therefore none were recorded in 2007. Interest expense for the nine months ended September 30, 2006, included approximately $1,200,000 in mezzanine loan related expense. Interest expense to related parties decreased $27,204 or 43.3%. Certain related party loans were repaid with proceeds from our initial public offering.

Other expense for the nine months ended September 30, 2007 was $37,014. This is the result of recognizing as expense costs associated with the contemplated merger with Family Home Health Services that had been capitalized. When the merger discussions were terminated, the accumulated costs were immediately recognized as expense.

Summary

Net loss before discontinued operations decreased approximately $1,370,000 as a result of improved facility occupancy and home health services utilization as well as lower interest expense as a result of the expenses associated with the mezzanine loan being fully amortized by September 30, 2006.

Net income for the nine months ended September 30, 2007 was $48,125 compared to a net loss of $1,932,507 for the nine months ended September 30, 2006, an improvement of approximately $1,981,000 or 102.5%. This is the result of improved occupancy at our assisted living properties, increased visits by our home health agency and lower interest expense as a result of expenses related to the mezzanine loan being fully recognized by September 2006 and the gain of $618,000 recognized as a result of the sale of assets from discontinued operations.

Liquidity and Capital Resources

As a new public company, we have incurred increased expenses related to auditing our books and records, public relations, directors and officer’s liability insurance, board activities, legal expenses and other related consulting fees. We have and will incur substantial expense related to our complying with the Sarbanes Oxley act by the end of 2007 and additional expense for key man life insurance. We expect to fund these additional costs using cash flows from expanded operations and financing activities such as equity offerings and additional indebtedness such as a new line of credit.

Overview

We had negative net working capital as of September 30, 2007 of approximately $247,000 as compared to negative net working capital of approximately $482,000 for the year ended December 31, 2006, an improvement of approximately $235,000. The decrease in negative net working capital is due to a two year loan extension on our note payable to a stockholder partially offset by the use of cash for the acquisition of property, plant and equipment to complete the renovations at Hearth & Care of Greenfield. We plan to replace the cash used in the renovation of Hearth & Care of Greenfield by increasing the loan on the property during the fourth quarter of 2007. Also adding to our cash during the three months ending September 30, 2007, was net proceeds from the sale of assets in our discontinued operations of approximately $591,000.

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

In 2003, we entered into an agreement with a building contractor for the renovation and the expansion of ten additional private rooms to our Hearth & Care of Greenfield nursing facility. This project is currently complete however it was over budget and substantially behind schedule. Due to several change orders, weather delays and increased costs of construction due to increasing the size of the original project, an additional $710,000 was required to complete the expansion. We terminated our contract with the initial project contractor and engaged a new contractor to have the building completed. Subsequently, the former contractor has filed a claim against us alleging damages of $376,000 for terminating the contract. In addition, a subcontractor has also filed a claim against Hearth & Care of Greenfield in the amount of approximately $57,000. We believe the claims are without merit and intend to vigorously defend our position. At present, we are working with the contractor to resolve the dispute.

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

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities and financing activities such as equity offerings and additional indebtedness. Our cash flow is dependent on our ability to collect accounts receivable in a timely manner. Accounts receivable collections in the health care industry can be very complex processes. The majority of our revenue is from Medicaid and Medicare programs. These are reliable payment sources which make our likelihood of collection very high. However, the time it takes to receive payment on a claim from these sources can be long. On average, accounts receivable were outstanding 37.8 days before collection as of September 30, 2007 and 35.7 days as of December 31, 2006. The status of accounts receivable collections is monitored very closely by our senior management.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

Net cash used in operating activities for the nine months ended September 30, 2007 was $246,730. Net cash provided by operating activities for the nine months ended September 30, 2006 was $329,083. For the nine months ended September 30, 2007, cash flow used in operating activities consisted primarily of increases in accounts receivable, prepaid expense and other assets offset by a decrease in other liabilities. The growth in accounts receivable was due to slower collections at two of our skilled nursing facilities. Accounts receivable increased at our home health agency due to increased utilization of services. Other assets increased $155,834 primarily due to accumulated payments for the annual repayment on the bonds used to finance three of our assisted living properties. Other liabilities decreased $153,257 due in part to prepayment on certain resident accounts and increases in value of the non-qualified pension plan. Net cash provided by operating activities of discontinued operations was $302,080 as a result of the sale of the assets of Hearth & Home of Marion resulting in the recognition of deposits on the land contract. For the nine months ended September 30, 2006, cash flow provided by operating activities consisted primarily of net operating losses offset by a substantial increase in accounts payable and accrued liabilities. Net operating losses were a result of lower occupancies at the properties and amortization of the mezzanine loan financing costs. These were partially offset by an increase in accounts payable and other accrued expenses. The increase in other assets was the result of deferred offering costs for our initial public offering.

Net cash used in investing activities for the nine months ended September 30, 2007 was $506,566. This is the result of proceeds from the sale of assets at Hearth & Home of Marion partially offset by purchases of property, plant and equipment. These purchases occurred primarily at our Hearth & Care of Greenfield property. Additionally, the increase in restricted cash was the result of additional cash deposits to HUD escrowed reserves for the payment of property taxes and liability insurance as well as reserves for equipment replacements. For the nine months ended September 30, 2006 cash used in investing activities was $1,056,969. This was primarily due to purchases of property, plant and equipment in conjunction with renovation activity at Hearth & Care of Greenfield. There were also additional deposits to our HUD escrowed reserve funds resulting in an increase in restricted cash.

Net cash used in financing activities was $214,315 for the nine months ended September 30, 2007. This is primarily the result of routine repayments on notes payable offset by proceeds from notes payable for additional equipment purchases and by cash received upon the exercise of warrants. Net cash provided by financing activities was $84,905 for the nine months ended September 30, 2006 as a result of proceeds from the note payable established to fund the renovations at our Hearth & Care of Greenfield facility and proceeds from additional note payable to stockholder. The note payable to stockholder was incurred in May 2006 to refinance debt at our home health agency. Offsetting these increases were repayments on notes payable as a result of refinancing the home health agency debt, routine repayments on notes payable and repayments on stockholder loans.

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

The following table contains a reasonable estimate of the expenses incurred in this offering and the subsequent use of proceeds at the conclusion of the offering:

	September 30, 2007		December 31, 2006
Gross offering proceeds (703,000 units x $9.50 per unit)		6,678,500		6,678,500
Underwriting discounts and commissions	534,280		534,280
Underwriter’s expenses	226,355		226,354
Other expenses (1)	175,000		175,000
Total expenses		935,635		935,634
Net offering proceeds		5,742,865		5,742,866
Repayment of indebtedness	2,082,152		2,082,152
Legal and accounting fees related to the offering	696,702		696,702
Working capital (2)	2,455,861		936,146
Cash held in money market account (2)	8,150		1,527,866
Cash held in interest bearing saving account	500,000		500,000
Net proceeds unaccounted for		-		-

(1)
Other expenses consist of $75,000 paid to Newbridge Securities Corporation as a consulting fee in connection with their Financial Advisory Agreement. $100,000 represents our purchase of the warrants held by Newbridge Securities Corporation pursuant to the underwriting agreement.

(2)
Cash used for working capital increased $1,519,715 as a result of payments for the continued renovations at Hearth & Care of Greenfield as well as additional payments for audit expenses and working capital. We plan to replace cash used for Hearth & Care of Greenfield upon the successful completion of refinancing the property. At this time, we have no commitments or guarantees of refinancing Hearth & Care of Greenfield.

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

Item 6. Exhibits and Reports on Form 8-K

a.	The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

b.	The Company filed the following Reports on Form 8-K during the three months ended September 30, 2007:

Date	Description
August 14, 2007	Press release announcing earnings results for the quarter ending June 30, 2007
September 12, 2007	Termination of definitive merger agreement with Family Home Health Services and completion of the disposition of assets held by Hearth & Home of Marion

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.
(Registrant)

Date: November 14, 2007	/s/ Gary L. Wade
Chief Executive Officer

Date: November 14, 2007	/s/ Scott Cunningham
Chief Financial Officer