Form 10KSB
period 2007-12-31
ADCARE HEALTH SYSTEMS INC
filed 2008-03-31
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 333-131542

AdCare Health Systems, Inc.

(Exact name of small business issuer in its charter)

Ohio	31-1332119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5057 Troy Rd, Springfield, OH	45502-9032
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (937) 964-8974

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issue is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

State issuer’s revenues for its most recent fiscal year:  $23,667,756

As of March 7, 2008, the issuer had 3,786,128 common shares outstanding.  The  aggregate  market  value of the common shares held by non-affiliates of the issuer  (3,235,026) was approximately $3,299,727 based upon the average bid  and  asked  prices  ($1.02)  on  such  date.

The number of shares of Common Stock, no par value, of AdCare Health Systems, Inc. outstanding as of December 31, 2007 was 3,786,128.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-KSB into Which Portion of Documents Are Incorporated
Proxy Statement for AdCare Health Systems, Inc.’s June 6, 2008 Annual Meeting of Shareholders	III

Transitional Small Business Disclosure Format (Check one):  Yes☐ No☑

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

We were organized in 1989 by Gary Wade and J. Michael Williams, who remain active in the management of the business, as President and CEO and Executive Vice President and COO.  Passport Retirement, founded by David A. Tenwick, our Chairman, acquired AdCare Health Systems in 1995.  We have a seasoned senior management team with substantial senior living, healthcare and real estate industry experience. Our senior management team is incentivized to continue to grow our business through their combined ownership of approximately 16.6% of our common stock.

Description of Business

We have an ownership interest in seven of the facilities we manage, comprised of 100% ownership of two of the skilled nursing centers and one assisted living facility, as well as a 50% ownership of four of the assisted living residences.  The assisted living residences that we own, operate under the name Hearth & Home, with the tag line “Home is where the hearth is…”  We also maintain a development/consulting initiative which is strategic in providing potential management opportunities to our core long-term care business.  AdCare Health Systems, Inc. and Hearth & Home are registered trademarks.  All of our properties are located within the State of Ohio.

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

We entered the home healthcare field with the acquisition of Assured Health Care in January, 2005, and our management team believes that we have an infrastructure in place to support more offices and a larger number of home health care professionals.  Our management also believes that the key to sustained profitability in this area is having a greater number of home healthcare professionals in the field.  In the process of assimilating the employees and independent contractors of Assured into our organization, we lost a number of revenue producing home health care professionals in late 2005.  Those professionals were replaced in 2006 and 2007.  As a result, our management team believes that with our increased marketing efforts and expansion of Assured, our existing operations will become profitable.  However, if we are unable to increase our occupancy levels or we are unable to increase the staffing visits of our home healthcare business, we may continue to sustain operating losses.

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

Employees

As of December 31, 2007, we had approximately 898 total employees of which 541 were full time employees.

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

For the year ended December 31, 2007, we had a loss of $218,928 and had a loss of $2,441,217 for the year ended December 31, 2006.  Therefore, we have not had profitable operations and there can be no assurance that we will be able to achieve and/or maintain profitable operations as we expand.  As of December 31, 2007, we have negative working capital of approximately $1,167,000.  Our losses in 2006 included non cash expenses of $1,134,000 related to our bridge loan.

We intend to expand our business into new areas of operation.

Our business model calls for seeking to acquire existing cash flowing operations and to expand our operations and branch out into other related areas of business.  While we intend to retain our focus on the health care industry, our success will largely depend on our ability to expand into new areas of business within our general industry.  As a result, we expect to experience all of the risks that generally occur with expansion into new areas.  Many of these risks are out of our control, including risks such as:

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

To achieve our growth objectives, we will need to obtain sufficient financial resources to fund our expansion, development and acquisition activities.  We believe we may need to secure debt financing in order to help us leverage our equity resources and make further acquisitions.  As of December 31, 2007 we had an accumulated deficit of $9,169,354 and negative working capital of approximately $1,167,000.  Our cumulative losses have, in the past, made it difficult for us to borrow adequate funds on what management believed to be commercially reasonable terms.  To date, we do not have any commitments for such financing and there can be no assurance that adequate financing will be available on terms that are acceptable to us, if at all.  In addition, our Board of Directors may elect to use our stock as “currency” in acquiring additional businesses.  If so, our stockholders may experience dilution.

As of December 31, 2007, we were in violation of certain financial covenants with respect to loans with WesBanco Bank.   As of December 31, 2007, the aggregate amount of indebtedness owed on these loans was $1,934,900.  On March 21, 2008, we received a waiver of the violations with respect to the loans.  Without the existence of the waiver, we would still be in violation of these loan covenants.  There is no assurance that we will not violate these covenants in the future, which may trigger cross defaults in a material amount of our outstanding loans.

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

To date, all of our properties are located within the State of Ohio.  In recent years, the economy in the State of Ohio has lagged behind the economic growth in other areas of the country.  While we intend to explore expansion into other geographic areas, we are, to some extent, dependent upon the economy of the State of Ohio and the surrounding region.  To date, we do not believe that the slow growth of the Ohio economy has negatively impacted our business.  However, a substantial downturn in Ohio's economy could negatively impact our ability to expand operations and may impair our ability to develop, acquire, and operate our residences.

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

Changes in the methods of payment from Medicare and Medicaid or the reimbursement rates may adversely affect our revenues and operating margins.

For the year ended December 31, 2007, Medicare and Medicaid constituted 26% and 53%, respectively, of our total patient care revenues.  For the year ended December 31, 2006, Medicare and Medicaid constituted 27% and 51%, respectively, of our total patient care revenues.  The health care industry is experiencing a strong trend towards cost containment.  In general, the government has sought to impose lower reimbursement and resource utilization group rates, limit the scope of covered services, and negotiate reduced payment schedules with providers.  These cost containment measures have generally resulted in reduced rates of reimbursement for the services provided by companies such as ours.

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

In the budget passed by the Ohio General Assembly effective July 1, 2005, significant changes were made to the Medicaid reimbursement formula for nursing homes.  Under this new law, the cost reimbursement system, which had been in place since the early 1990’s, will be phased out and replaced with a pricing system that will reward both quality of care and efficiency in management operations.  In July 2006, Medicaid began the transition to the new reimbursement system. The transition is expected to take a number of years.  Additionally, the State of Ohio has stopped paying co-pays on dually eligible residents.  For the time being, the Federal Government has picked up the costs of the co-pays no longer provided by the State of Ohio.  We are not certain whether the Federal Government will continue this program in the long run.  As a result, should Ohio continue to refuse co-pays on dually eligible residents and the Federal Government should stop such payments; a substantial amount of our co-pays could become uncollectible.

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

The long-term care industry is highly competitive and we believe that it will become even more competitive in the future.  Our assisted living facilities and nursing homes compete with numerous companies providing similar long-term care alternatives, such as home health care agencies, community-based service programs, retirement communities and convalescent centers, and other assisted living providers.  We compete with national companies such as HCR Manor Care, Alterra and Extended Care with respect to both our nursing home and assisted living facilities.  We also compete with locally owned entities as well as Health Care Facilities-HCF on a regional basis.  Historically, we have found that the entry of one or more of these competitors into one of our established markets can reduce both our occupancy and the rates we are able to charge to our customers.  In the past, we have found national publicly traded competitors who are willing to enter into a market already served by us.  When these competitors experienced lower than expected occupancies, they relied on their greater financial resources to reduce their rates in order to increase occupancy.  This resulted in our occupancies decreasing below expected levels.  Eventually, demographics improved and rates stabilized.  However, there can be no assurance that similar events will not occur in the future which could limit our ability to attract residents or expand our business and that could have a negative effect on our financial condition, results of operations, and prospects.  We can provide no assurance that competitive pressures will not have a material adverse effect on us.

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

We compete with other providers of home health care, nursing home care, and assisted living with respect to attracting and retaining qualified personnel.  We depend on the availability of Registered Nurses and Licensed Practical Nurses to provide skilled care to our nursing home residents.  According to the Ohio Hospital Association, the supply of nurses nationwide is predicted to be 800,000 short of demand by 2020.  Another study conducted by Dr. David I. Auerbach for the journal Health Affairs estimated the shortage to increase to 340,000 by 2020.  While the experts may not agree on the size of the shortage, they all appear to agree that there is and will continue to be a shortage.  Because of the small markets in which we operate, shortages of nurses and/or trained personnel may require us to enhance our wage and benefit package in order to compete and lure qualified employees from more metropolitan areas.  To date, we have been able to adequately staff all of our operations.  However, we can provide no assurance that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

We are dependent on our management team and the loss of any of these individuals would harm our business.

Our future success depends largely upon the management experience, skill, and contacts of our officers and directors, in particular, David A. Tenwick, our Chairman, Gary L. Wade, our President and CEO, and J. Michael Williams, our Executive Vice President and COO.  Mr. Wade, Mr. Williams, and Mr. Tenwick have each signed employment contracts that are effective through April 2008.  Loss of the services of any or all of these officers could be materially detrimental to our operations.  In addition, due to the location of our corporate headquarters in a smaller urban region, we may experience difficulty attracting senior managers in the future.Our business is largely dependent on short-term management contracts that may not be renewed from year to year.

For the years ended December 31, 2007, and, 2006, approximately 7.3% and 7.5%, respectively, of our total revenues were generated from management contracts to manage senior living and long-term care facilities.  These contracts generally have terms of three years with options to renew at the end of the term.  Each contract can be terminated without cause by either party on nine months notice and may be terminated earlier for cause.  While we had 100% renewal of the contracts which were up for renewal in 2006 and 2007, there can be no assurance that the contracts will be renewed at the end of the present terms, or that our customers will not exercise their ability to terminate the contracts earlier.  Our home healthcare business enters into one year contracts with various agencies to provide home care services to clients and members of those agencies.  These contracts are renewable annually and, while 100% of the contracts were renewed for the years ended December 31, 2007 and 2006, there can be no assurance that existing contracts will be renewed in 2008 or later.

We own multiple parcels of real estate and could be subject to environmental liability for hazardous substances found on any of those parcels, whether or not we caused the contamination.

While we are not aware of any potential problems at this time, we own multiple parcels of real estate, each of which is subject to various federal, state, and local environmental laws, ordinances, and regulations.  Many of these laws and regulations provide that a current or previous owner of real property may be held liable for the cost of removing hazardous or toxic substances, including materials containing asbestos that would be located on, in, or under the property.  These laws and regulations often impose liability whether or not the owner or operator knew, or was responsible for, the presence of the hazardous or toxic substances.  The cost of the removal is generally not limited under the laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator.  The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral.  If any of our properties were found to have environmental issues, we may be required to expend significant amounts to rehabilitate the property and we may be subject to significant liability.

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

Our directors and officers beneficially own approximately 19.1% of our outstanding common shares.  Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by stockholders, such as the election of directors, the amendment of our charter documents, and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets, and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Takeover defense provisions may adversely affect the market price of our common stock.

Various provisions of Ohio corporation law and of our corporate governance documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock and warrants.  These provisions include:

•

a requirement that special meetings of stockholders be called by our Board of Directors, the Chairman, the President, or the holders of shares with voting power of at least 25%;

•

staggered terms among our directors with these classes of directors and only one class to be elected each year;

•

advance notice requirements for stockholder proposals and nominations; and

•

availability of "blank check" preferred stock.

Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business and future products.

Our Articles of Incorporation and Code of Regulations provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the development of our product candidates, thereby affecting our ability to attain or maintain profitability.

Item 2.  Properties

Our corporate office is located in Springfield, Ohio.  We own the office building, which contains approximately 7,200 square feet of office space.  We believe that we will need additional office space in the near future and that suitable office space is available in the Springfield area.  We own additional land on which we could expand our office facilities.  This property is subject to debt in the amount of $191,287 (as of December 31, 2007) which matures on June 1, 2013.

Community’s Hearth & Home, Ltd., is an Ohio limited liability company that owns three assisted living properties.  We own 50% of this entity and our partner, Community Mercy Health Partners, a hospital group, owns the remaining 50%.  The three properties owned by this entity are each subject to a mortgage of $3,585,000 (as of December 31, 2007) which matures December 22, 2022.  In February, 2008, we received a firm commitment from the United States Department of Housing and Urban Development to refinance these properties.  The refinancing will enable the current lender to release $625,000 held as security for a letter of credit needed for the current financing.  (see additional discussion in note 1 of the consolidated financial statements)

•

Hearth & Home at Harding is a free standing, single story assisted living facility, comprised of 11,711 square feet of space.  The central core of common living area of the home includes a living room, family room, dining room, kitchen, activity room, and laundry room with 10 separate bedrooms with baths on each side of the central core for a total of 20 bedrooms (including 8 one bedroom units).  The facility is located on 1.25 acres in Springfield, Ohio.  Springfield is a community in southwestern Ohio.

•

Hearth & Home at El Camino is a duplicate copy of Hearth & Home at Harding also located in Springfield, Ohio.  The facility is dedicated to providing Alzheimer’s care for its residents.

•

Hearth & Home at Urbana was a duplicated copy of Hearth & Home at Harding and El Camino.  However, the facility was expanded in 2003 to add 12 more bed rooms, public area and parking spaces now totaling 20,180 square feet of space.  In order to meet growing market demand, during 2007, a portion of the building was retrofitted to provide specialized Alzheimer’s care.  The assisted living facility is located on 2 acres in Urbana, Ohio.  Urbana is a community located in southwestern Ohio.

Hearth & Home at Van Wert is a free standing single story assisted living facility, comprised of 25,571 square feet of space and is owned by Hearth & Home of Van Wert, Ltd., an Ohio limited liability company.  The facility is designed with 15 residential bedrooms (30 total bedrooms) grouped into two clusters around community living spaces, including family kitchen, dining, laundry and a hearth room.  There is a main kitchen and the living clusters are connected by a large interior atrium.  The assisted living facility is located on 3 acres in Van Wert, Ohio.  Van Wert is a community in northwestern Ohio.  We own 49.2% of the limited liability company with the remaining 50.8% owned by individual investors, located primarily in Van Wert.  This property is subject to a mortgage in the amount of $1,934,900 (as of December 31, 2007) which matures on January, 2026.

Hearth & Home at Vandalia is a free standing single story assisted living facility, comprised of 29,431 square feet of space.  The facility is designed with 15 residential bedrooms (45 total bedrooms) grouped into three clusters around community living spaces, including family kitchen, dining, laundry and hearth room.  There is a main kitchen and the living clusters are connected by a large interior atrium.  The assisted living facility is located on 4 acres in Vandalia, Ohio.  Vandalia is a community located on the north side of the city of Dayton, Ohio.  This property is subject to a mortgage in the amount of $3,628,020 (as of December 31, 2007) which matures on May, 2041.

The Pavilion nursing home is located on 4 acres of land in Sidney, Ohio.  The nursing home is a single story building that is licensed for 62 beds and has a gross building area of 16,151 square feet.  The 62 beds are dually certified for Medicaid and Medicare.  The building is constructed in the form of a cross, with resident rooms in three of the wings and the nurses’ station at the center of the cross.  The fourth wing of the building contains the dining room and activity area, kitchen, laundry and other staff operations areas.  During 2007, several semi-private rooms were converted to private suites consequently reducing the number of beds in service to 50.  Sidney is a community located in northwestern Ohio.  This property is subject to a mortgage in the amount of $2,108,874 (as of December 31, 2007) which matures on December 1, 2027.  On November 27, 2007, we refinanced this loan in order to lower the interest rate with the existing lender.

Hearth & Care at Greenfield is a 50-bed single story nursing home, located on approximately one half acre, in Greenfield, Ohio.  The property is a residential home that was converted and expanded into 40-nursing beds all located on the first floor. During 2007, renovations were completed which added 10 private bedrooms, new kitchen, laundry, activity and therapy rooms and a new front entrance and nurses’ station totaling 10,550 square feet.  The total square footage after renovations is approximately 29,000 square feet of space.  Of the 50 resident beds, 40 are dually certified for Medicaid and Medicare with 10 awaiting final certification for Medicaid and Medicare.  Greenfield is a community located in southern Ohio.  This property is subject to a mortgage in the amount of $1,412,000 at December 31, 2007.  This loan will mature March 2030.  We are working with a bank to refinance the construction loan and provide additional financing to return funds provided by the Company to complete the project.

Pursuant to a ten-year lease which began March 1, 2003, we lease 100% of The Covington Care Center, a 106-bed single story nursing home located in Covington, Ohio.  This is a net lease in which we lease the entire facility including the building and equipment.    We also manage this facility and all revenues collected in excess of the lease costs and operating expenses represent our profits with respect to this facility.  The building is a long, rectangular building containing 31,048 square feet of space.  It has several nurses’ stations, dining, laundry, kitchen, activity, therapy, and several other rooms along with administrative offices.  The 106 resident beds are dually certified for Medicaid and Medicare.  During 2007, several semi-private rooms were converted to private suites consequently reducing the number of beds in service to 98.  The nursing home is located in Covington, Ohio, a community located in western Ohio.  Our lease payments are $620,000 per year and we have an option to purchase the property after five years at the greater of $5,500,000 or the then fair market value.  In the event we do not acquire the facility, the annual lease payment will increase to $650,000 per year for the remaining five years of the ten year lease beginning in March 2008.  We are currently negotiating with the lessor to purchase the property and are working with a bank to secure financing.  There can be no assurance that financing can be secured at reasonable terms.

We believe that all of our properties are well maintained and suitable for the services we provide in them and that they are adequately covered by insurance.

Portfolio of Owned and Managed Facilities

SKILLED NURSING FACILITIES (SNF)	BEDS	FACILITIES DEVELOPED BY ADCARE	% OWNED	MANAGE	2006 OCCUPANCY(3)	2007 OCCUPANCY(3)
Covington Care Center, Covington, OH(2), (5)	98			X	83%	80%
Koester Pavilion, Troy, OH	150			X	97%	96%
The Pavilion, Sidney, OH (5)	62		100%	X	83%	87%
The Health Center at SpringMeade, Tipp City, OH	99	X		X	99%	99%
Valley View Alzheimer’s Center, Frankfort, OH	50			X	98%	96%
Hearth & Care at Greenfield, Greenfield, OH(5)	50		100%	X	89%	77%

ASSISTED LIVING FACILITIES (ALF)	BEDS	FACILITIES DEVELOPED BY ADCARE	% OWNED	MANAGE	2006 OCCUPANCY(3)	2007 OCCUPANCY(3)
Hearth & Home at Harding, Springfield, OH	20	X	50%	X	88%	95%
Hearth & Home at Urbana, Urbana, OH	32	X	50%	X	73%	79%
Hearth & Home at Friedman Village, Tiffin OH	20	X		X	95%	83%
Hearth & Home at El Camino, Springfield, OH	20	X	50%	X	77%	97%
Hearth & Home at Van Wert, Van Wert, OH	30	X	49.2%	X	77%	88%
Hearth & Home at Vandalia, Vandalia, OH	45	X	100%	X	95%	96%
Legacy Assisted Living Xenia, OH	22	X		X	29%	92%

INDEPENDENT LIVING FACILITIES (ILF)	BEDS	FACILITIES DEVELOPED BY ADCARE	% OWNED	MANAGE	2006 OCCUPANCY(3)	2007 OCCUPANCY(3)
SpringMeade Residence, Tipp City, OH	83	X		X	98%	96%
Friedman Village, Tiffin, OH	34	X		X	69%	81%

(1) These represent facilities in which we acted in the traditional capacity of a real estate developer overseeing the entire project from acquisition of the land through construction and operation of the facility.

(2) Net Lease in which we pay rent plus taxes, insurance and maintenance on the property.

(3) Average occupancy for the year ended December 31, 2006 and December 31, 2007.

(4) Legacy Village opened and began admitting residents during 2006.

(5) The Pavilion reduced the number of beds in service to 50 from 62 effective April 1, 2007.  Covington Care Center reduced the number of beds in service to 98 from 106 effective April 1, 2007.  Hearth & Care of Greenfield increased the number of beds in service to 50 from 40 effective October 1, 2007.

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

The high, low and closing prices of our stock on the American Stock Exchange and dividends declared and paid during 2007 and 2006 were as follows:

“ADK”		High	Low	Close	Cash Dividends
2007	First Quarter	$3.50	$1.51	$1.79	None
	Second Quarter	$2.08	$1.28	$1.53	None
	Third Quarter	$1.75	$0.95	$1.18	None
	Fourth Quarter	$1.95	$0.55	$0.80	None

“ADK.WS”		High	Low	Close	Cash Dividends
2007	First Quarter	$1.00	$0.15	$0.29	None
	Second Quarter	$0.53	$0.10	$0.10	None
	Third Quarter	$0.10	$0.04	$0.06	None
	Fourth Quarter	$0.50	$0.03	$0.05	None

“ADK”		High	Low	Close	Cash Dividends
2006	Fourth Quarter	$3.75	$2.80	$2.80	None

“ADK.WS”		High	Low	Close	Cash Dividends
2006	Fourth Quarter	$0.50	$0.25	$0.40	None

On December 31, 2007, we had 700 stockholders of record.

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

For the year ended December 31, 2007, there were no sales of unregistered securities.  Additionally, we did not repurchase any equity securities of the Company.

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

The following table contains a reasonable estimate of the expenses incurred in this offering and the subsequent use of proceeds at the conclusion of the offering:

	December 31, 2007		December 31, 2006
Gross offering proceeds (703,000 units x $9.50 per unit)		6,678,500		6,678,500
Underwriting discounts and commissions	534,280		534,280
Underwriter’s expenses	226,355		226,354
Other expenses (1)	175,000		175,000
Total expenses		935,635		935,634
Net offering proceeds		5,742,865		5,742,866
Repayment of indebtedness	2,082,152		2,082,152
Legal and accounting fees related to the offering	696,702		696,702
Working capital and capital improvements (2)	2,464,011		936,146
Cash held in money market account (2)	0		1,527,866
Cash held in interest bearing saving account	500,000		500,000
Net proceeds unaccounted for		-		-

(1)

Other expenses consist of $75,000 paid to Newbridge Securities Corporation for as a consulting fee in connection with their Financial Advisory Agreement.  $100,000 represents our purchase of the warrants held by Newbridge Securities Corporation pursuant to the underwriting agreement.

(2)

Cash used for working capital and capital improvements increased $1,527,865 as a result of payments for the continued renovations at Hearth & Care of Greenfield as well as additional payments for audit expenses and other working capital requirements.  We plan to replace cash used for Hearth & Care of Greenfield upon the successful completion of refinancing the property.  At this time, we have no commitments or guarantees for refinancing Hearth & Care of Greenfield.

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

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2007, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1) (2)	133,600	$2.21	6,800
Equity compensation plan not approved by security holders (3)	1,102,710	$1.21	-

(1) The total number of shares available under the option plan is 120,000.  The options were granted in August 2004 and vest over a five year period contingent on continued employment.  At December 31, 2007, 94,800 options had vested with no remaining options to vest.  Due to separation of employment, 19,400 options have been forfeited during the five year vesting period.

(2) During May, 2007, we granted 199,000 options under our September 2005 stock option plan.  The total number of shares available under this option plan is 200,000.  The options vest over a five year period contingent on continued employment.  At December 31, 2007, 38,800 options had vested with an additional 155,200 remaining to vest.  Due to separation of employment, 1,000 vested options and 4,000 unvested options have been forfeited.

(3) On November 16, 2007, our Board of Directors authorized the issuance of warrants to officers and directors of the company.  A total of 1,102,710 warrants were granted and vest over a five year period.  The warrants remain exercisable for ten years.  Each warrant entitles the holder to purchase shares of AdCare’s common stock equal to the closing price on November 20, 2007.  The warrants are subject to shareholder approval at our annual shareholder meeting in June, 2008.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Overview

We are a Springfield, Ohio, based developer, owner and operator of nursing homes, assisted living facilities and retirement communities.  We also provide development, consulting and accounting services to hospitals, churches, universities and other parties interested in pursuing long-term care initiatives.  We currently manage 15 facilities with over 800 total beds, comprised of six skilled nursing centers, seven assisted living residences and two independent living/senior housing facilities.  Of these properties, we own two of the skilled nursing centers totaling 112 beds, lease a third totaling 106 beds, own one assisted living residence totaling 45 beds, own 49.2% of another assisted living facility with 30 beds, and own 50% of three assisted living residences totaling 72 beds.  The rest of the properties are managed on behalf of third-party owners (including a hospital and a university).  All of the properties are located in Ohio.

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

The table below shows the net income (loss) from both our management and facility-based care operation and our home based care operation for the years ended December 31, 2007 and 2006.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total

Year ended December 31, 2007:
Net Revenue	22,125	3,218	25,343	-	(1,675)	23,668
Net Profit (Loss)	(980)	174	(806)	587	-	(219)
Total Assets	22,134	2,357	24,491	-	-	24,491
Capital Spending	1,374	6	1,380	-	-	1,380

Year ended December 31, 2006:
Net Revenue	21,329	2,804	24,133	-	(1,584)	22,549
Net Profit (Loss)	(2,431)	17	(2,414)	(27)	-	(2,441)
Total Assets	22,109	2,392	24,501	885	-	25,386
Capital Spending	468	6	474	-	-	474

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

We focus on two primary indicators in evaluating the financial performance of our business.  Those indicators are facility occupancy and staffing.  Facility occupancy is important as higher occupancy generally leads to higher revenue.  According to the Ohio Health Care Association, average nursing home occupancy within Ohio was 88.8% for 2006.  Over the past 10 years, occupancy has averaged 87.8% statewide according to the State of Ohio.  Our nursing homes averaged 84.4% for 2007 and assisted living averaged 90.7%.  For 2006 our nursing facilities averaged 80.5% and assisted living averaged 81.2%.  Statewide averages are not published for assisted living facilities.

Results of Operations

Year Ended December 31, 2007 as compared to the year ended December 31, 2006

Revenue

Approximately 93% of our revenue is derived from patient care services provided by our skilled nursing facilities, assisted living facilities and home health agency.  The following table compares revenue for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006	Increase/ (Decrease)	% Change
Patient care revenue	$21,928,808	$20,801,684	$1,127,124	5.4%
Management, consulting and development fee revenue	1,738,948	1,747,801	(8,853)	-0.5%
	$23,667,756	$22,549,485	$1,118,271	5.0%

For the year ended December 31, 2007, patient care revenue increased $1,127,124 or 5.4%.  This increase was primarily the result of increased occupancy in our assisted living and skilled nursing properties. Higher rates charged to residents in 2007 than in 2006 as a result of annual increases in room rates also contributed to the increase.  Additionally, revenue in our home health segment increased approximately 15% from 2006 as a result of more visits provided.  Management, consulting and development fee revenue decreased $8,853 or .5%.  The decrease was the result of lower development fee revenue as a result of fewer third party development engagements in 2007 than in 2006.

Operating Expenses

	December 31, 2007	December 31, 2006	Increase/ (Decrease)	% Change
Payroll and related payroll costs	$14,762,090	$14,279,275	$482,815	3.4%
Other operating expenses	7,746,505	7,114,252	632,253	8.9%
Depreciation and amortization	847,440	748,312	99,128	13.2%
	$23,356,035	$22,141,839	$1,178,196	5.5%

Operating expenses for the year ended December 31, 2007 increased $1,214,196 or 5.5%.  Payroll and related payroll costs for the year ended December 31, 2007 increased $482,815 or 3.4%.  This is due primarily to increased staffing at our assisted living properties as a result of higher occupancy.  Employee wages have increased approximately 3% as a result of annual wage increases.  Administrative staff has increased in the areas of management information systems, human resources and accounting in order to satisfy the increasing demands on these departments.  In addition, our home based care segment payroll and related payroll costs increased as a result of increased billable services being provided.

Other operating expenses increased $623,253 or 8.9%, the majority of which is due to increased expenses for audit services, public relations, board activities, directors and officer’s liability insurance and Sarbanes-Oxley related compliance expenses.   All these additional expenses are a result of our public company status.

Depreciation and amortization increased $99,128 or 13.2% primarily due to the amortization of increased letter of credit fees as well as additional depreciation expense related to the addition of depreciable assets.  One of our properties, Community’s

 Hearth & Home, is financed with adjustable rate demand taxable notes secured by a letter of credit from our primary lender, WesBanco.  The letter of credit was renewed in December, 2006; however, during the time it took us to change lenders, WesBanco increased their fees for the letter of credit by nearly 100%.  Consequently, the amortization of these fees was more in 2007 than in 2006.  These increased fees continued through the third quarter of 2007.  On September 13, 2007, we replaced WesBanco’s letter of credit with a letter of credit from The Huntington National Bank.

Income from Operations

Income from continuing operations for the year ended December 31, 2007 was $311,721 compared to $407,646 for the year ended December 31, 2006, a decrease of $96,925 or 23.5%.  Total revenue grew by 5% from 2006 to 2007 however, total expenses increased by 5.5%.  Increased expenses are largely attributed to the additional expenses related to our public company status as well as the increased letter of credit fees at Community’s Hearth & Home.

Other Income and Expense

Interest income increased $32,729 or 123.2% for the year ended December 31, 2007, as a result of interest earned on the proceeds of the initial public offering.  Interest expense for the year ended December 31, 2007 was $978,731, a decrease of $1,436,265 or 59.5% as compared to the year ended December 31, 2006.  The year ended December 31, 2006, includes approximately $1,134,000 in additional expense due to non-cash expenses related to issuance costs in connection with the mezzanine financing as well as $137,000 in bridge loan interest expense.  The issuance costs related to the bridge loan were fully recognized by September 30, 2006; therefore no additional expense was recognized in 2007.  Interest expense was also lower as a result of repaying various loans with IPO proceeds.

Based on financial information which became available to us during the first quarter of 2007, we determined that additional reserves were required in connection with our receivable from the New Lincoln Lodge.  Our decision was based on year end results of New Lincoln Lodge and our inability, based on that information, to determine when this note might be repaid.  In July 2006, we entered into a 10 year rental agreement to lease office space from the New Lincoln Lodge at $3,000 per month.  We have determined the present value of this rental agreement to be approximately $257,000.  At of December 31, 2006, as a result of our analysis, we increased reserves by $437,000 to reduce the note receivable to its net realizable value which is represented by the present value of the 10 year rental agreement (see note 5 to consolidated financial statements).

Other expense for the year ended December 31, 2007 was $37,014.  This is the result of recognizing as expense, costs that had been capitalized that were associated with the contemplated merger with Family Home Health Services.  When the merger agreement was discontinued, the accumulated costs were immediately recognized as expense.

Summary

The loss from continuing operations for the year ended December 31, 2007 was $805,967 compared to a loss from continuing operations of $2,413,794 for the year ended December 31, 2006.  This is an improvement of approximately $1,608,000 or 66.7%.

Income from discontinued operations was $408,624 for the year ended December 31, 2007.  This is the result of recognizing a gain on the sale of assets in our discontinued operations of approximately $618,000.  We discontinued the operations of Hearth & Home of Marion, a wholly owned subsidiary, in November, 2003, and entered a land installment contract in January, 2004, to sell the assets of Hearth & Home of Marion for $1,600,000.  In early 2007, we agreed to reduce the price to $1,300,000.  On September 6, 2007, we completed the disposition of assets held by Hearth & Home of Marion.  The buyer was Concerned Citizens Against Violence Against Women, Inc., DBA Turning Point, a non-profit organization providing shelter and services to abused women.

Net loss for the years ended December 31, 2007 and 2006, was $218,928 and $2,441,217, respectively.

Changes in Balance Sheet

The following table contains certain balance sheet items and their respective change from 2006 to 2007.  For a complete balance sheet, please refer to page 26 of this 10-KSB.

	December 31, 2007	December 31, 2006	Increase/ (Decrease)	% Change
Cash and cash equivalents	$926,625	$2,136,414	$(1,209,789)	(56.6)%
Long-term care resident receivables	$2,115,364	$1,949,745	$165,619	8.5%
Prepaid expenses	$453,219	$337,638	$115,581	34.2%
Restricted cash	$973,975	$914,941	$59,034	6.5%
Property and equipment	$14,425,868	$13,750,870	$674,998	4.9%
Assets of discontinued operations, net of current portion	-	$880,430	$(880,430)	(100.0)%
Other assets	$1,050,506	$838,283	$212,223	25.3%
Total assets	$24,491,443	$25,386,394	$(894,951)	(3.5)%
Current portion of notes payable to stockholders	$9,026	$828,344	$(819,318)	(98.9)%
Accounts payable and accrued expenses	$3,476,535	$3,804,590	$(328,055)	(8.6)%
Notes Payable to Stockholders, Net of Current Portion	$810,084	-	$810,084	100.0%
Other liabilities	$559,509	$262,597	$296,913	113.1%
Liabilities of discontinued operations	-	$848,394	$(848,394)	(100.0)%

Total assets for the year ended December 31, 2007, were $24,491,443 compared to $25,386,394 as of December 31, 2006, a decrease of $894,951 or 3.5%.

Cash and cash equivalents decreased $1,209,789 due to the addition of property and equipment and for working capital expenses related to our public company status.

Long-term care resident receivables increased $165,619 or 8.5% because of slower collections of receivables due from Medicare, commercial insurance carriers and privately paying residents.  Days in accounts receivable increased slightly to 36.6 days for the year ended December 31, 2007 compared to 35.7 days for the year ended December 31, 2006.

Prepaid expenses increased $115,581 or 34.2% primarily due to retainers paid to consultants for services related to mergers and acquisitions and public relations.

Restricted cash increased $59,034 due to interest earned on restricted savings accounts and additional deposits to HUD reserves for replacements.

Property and equipment increased $674,998, net of accumulated depreciation, or 4.9% due primarily to completing the construction and renovation of Hearth & Care of Greenfield and other property and equipment additions.

Assets of discontinued operations, net of current portion, decreased $880,430 or 100% as a result of completing the sale of Hearth & Home of Marion.

Other assets increased $212,223 or 25.3% as a result of additional financing costs associated with loan refinancing.

Current portion of notes payable to stockholders decreased $819,318 or 98.9%.  During 2007, the maturity of a stockholder loan to the company was extended by two years to May, 2009.  Consequently, the loan became long term in maturity and is now classified as Notes Payable to Stockholders, Net of Current Portion.

Accounts payable and accrued expenses decreased $328,055 or 8.6% due primarily to lower accrued expense requirements for worker’s compensation and other payroll related expenses.

The Forward Purchase Contract was reclassified from long term liabilities to current liabilities to reflect the current maturity of the contract.  We are obligated to offer to purchase the remaining partners interest in October 2008.  See note 8 of the notes to the consolidated financial statements for additional information.

Other Liabilities increased $296,913 or 113.1% due primarily to a new employee health insurance program in which the company secured a higher deductible health insurance plan at a significantly lower cost but agreed to share in the responsibility for paying the increased deductibles on behalf of the employees.  The plan is administered and monitored by a third party administrator on the company’s behalf.  With this plan, the company was able to keep employee health insurance costs from increasing from 2007 to 2008 and continue to provide the same level of benefits to the employees.  The company is accumulating the savings in health insurance premium in an account to cover future liabilities for the deductibles.  There was approximately $175,000 available in the account as of December 31, 2007.

Liabilities of discontinued operations decreased $848,394 or 100% as a result of completing the sale of Hearth & Home of Marion and satisfying the mortgage obligation.

Liquidity and Capital Resources

As a newer public company, we have incurred legal, accounting and other expenses that we did not incur as a private company related to the Securities Exchange Commission’s reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002.  As of December 31, 2007, we have incurred approximately $70,000 in expenses with respect to Sarbanes-Oxley Section 404 compliance.  In addition, there are increased expenses for investor relations, legal and board activities that we did not have before becoming a public company.

We have obtained directors and officer’s liability insurance and key man life insurance which we did not have in the past and as a result we have incurred additional costs.  We expect to fund these additional costs using cash flows from expanded operations and financing activities and additional indebtedness such as a new line of credit.

Overview

We had negative net working capital as of December 31, 2007 of approximately $1,167,000 as compared to negative net working capital of approximately $482,000 for the year ended December 31, 2006, an increase of $685,000.  The majority of the increase in negative net working capital was the result of reclassifying our forward purchase contract, which matures in October, 2008, to current liabilities from long term liabilities.  This increase was partially offset by the extension of the maturity of the stockholder loan which is now treated as long term debt.

We currently do not have a line of credit available to assist with cash flow.  We continue to work to secure a line of credit but we have not received firm commitments in this regard.  We anticipate that our cash flow from our subsidiaries will continue to be sufficient to fund their operating cash needs.  In the event our subsidiaries fail to perform and to provide sufficient cash flow, we may be required to sell some of our properties in order to satisfy our debt service requirements and accounts payable.  However, we plan to improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, and 3) adding additional management contracts.

In February, 2008, we withdrew $150,000 from a deferred employee compensation plan (see note 19 to the consolidated financial statements).  We deposited the funds into an interest bearing savings account.  We plan to use the savings to fund temporary cash short falls.  We plan to pay 8% interest on the withdrawn funds and return the principal and accumulated interest to the deferred compensation account by the end of 2008.

We discontinued the operations of Hearth & Home of Marion, a wholly owned subsidiary, in November, 2003, and entered a land installment contract in January, 2004, to sell the assets of Hearth & Home of Marion for $1,600,000.  In early 2007, we agreed to reduce the price to $1,300,000.  On September 6, 2007, we completed the disposition of assets held by Hearth & Home of Marion.  The buyer was Concerned Citizens Against Violence Against Women, Inc., DBA Turning Point, a non-profit organization providing shelter and services to abused women.  The transaction resulted in recognizing a gain on the sale of approximately $618,000.

We have a forward purchase contract to acquire the outstanding partnership interest in Hearth & Home of Van Wert by October 2008.  The fair value of this contract is $900,000 as of December 31, 2007 and December 31, 2006.  We plan to satisfy this contract with bank financing.  There can be no assurances that such financing will be available at that time to satisfy this commitment.

In 2003, we entered into an agreement with a building contractor for the renovation and the expansion of ten additional private rooms to our Hearth & Care of Greenfield nursing facility.  This project was over budget and behind schedule for completion.  Due to several change orders, the largest of which nearly doubled the additional building square footage, weather delays and increased costs of construction, an additional $787,000 was required to complete the expansion.  During the fourth quarter 2006, the Company terminated the contract of a construction firm that had been engaged to complete renovations on its nursing facility, Hearth & Care of Greenfield.  Subsequently, the contractor filed a claim against the Company alleging damages of approximately $376,000 for terminating the contract.  In addition, other subcontractors also sought judgment against Hearth & Care of Greenfield.  The claims filed by the contractor and some of the subcontractors have been released with the exception of two subcontractors with claims of approximately $27,000.  We believe the claims are without merit and intend to continue to vigorously defend our position. The ultimate outcome of these claims cannot presently be determined. However, in our opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter, have not been reflected in the financial statements.  Other subcontractors and materialmen may assert similar claims but have not yet done so, but the contractor has contractually assumed responsibility for any additional claims as yet unasserted.

We are working with a bank to refinance the construction loan and return to the Company cash invested to complete the project.  However, there can be no assurances agreeable financing terms can be reached.

Notes Payable and Other Debt

For the year ended December 31, 2007 and the year ended December 31, 2006, we had notes payable and other debt outstanding of $13,586,616 and $13,653,293, respectively with weighted average interest rates of 6.8% and 7.5%, respectively.  Approximately half of our debt is at a variable interest rate.  We project a change of 1% in interest rates could result in a change in interest expense of approximately $74,000.  We are in the process of refinancing several of our variable interest rate loans with loans with fixed interest rates which should reduce our risks associated with variable interest rate loans.

Our debt instruments contain various financial covenants and other restrictions including requirements for the following: minimum income and cash flow, debt service coverage, tangible net worth and working capital requirements.  Many of these debt instruments also contain cross default provisions and limitations on the amount of additional debt we can raise.  We were not in compliance with loan covenants on the following loan at December 31, 2007:

In connection with the financing and loan agreement used to re-finance an assisted living property located in Van Wert, Ohio, the property is required on an annual basis to maintain a minimum tangible net worth and such net worth shall not be less than 10% of total assets.  As of December 31, 2007, the minimum requirement was $308,846 and the actual tangible net worth was $252,491.  Also, 10% of the total assets was $335,338 as compared to the actual tangible net worth of $252,491; and therefore, both covenants were not in compliance.  However, both net worth covenants were waived by WesBanco on March 21, 2008.

Note Payable to Stockholder

For the year ended December 31, 2007 and the year ended December 31, 2006 note payable to stockholder was $819,110 and $828,344, respectively, with interest rates of approximately 6.8% and 8.3%, respectively.  The loan originally matured in May 2007 but was extended to May 2009.  We continue to work to secure a bank financing to replace this loan but we have not received firm commitments in this regard.

Cash Flow

Activities that affect our cash flows from operations are numerous.  For instance, the acuity of our assisted living residents affects the monthly fees we charge them and the fees increase in relation to the level of services required to take care of them.  In the skilled nursing facilities, patients who are covered under Medicare are paid higher reimbursement rates than patients who are covered under Medicaid.  Accordingly, we are trying to admit more Medicare patients to our facilities.  Also, the length of stay in our nursing homes affects cash flow.  In our nursing homes and assisted living homes, our strategy is to try to provide all the services required to keep our patients in our facilities as long as we can (to age in place).

Our cash requirements are satisfied primarily with cash generated from operating activities and debt.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  Accounts receivable collections in the health care industry can be very complex processes.  At December 31, 2007, approximately 81% of our nursing home patients were covered by the Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can be long.  On average, accounts receivable were outstanding nearly 37 days before collection as of December 31, 2007 which is slightly higher than December 31, 2006 days of 36.  The status of collection efforts is monitored very closely by our senior management.  (See additional discussion under Patient Care Receivables in the Critical Accounting Policies and Use of Estimates on page 21.)

December 31, 2007 as compared to December 31, 2006

During 2007, we satisfied our cash requirements primarily with cash generated from operating activities and the sale of assets in our discontinued operations.  Our cash was used principally for the operations of our properties.  Cash used in operating activities was $107,337 as a result of increased accounts receivable, prepaid expenses and a decrease in accounts payable and accrued expenses partially offset by cash provided by operating activities of discontinued operations.

Net cash used in investing activities for the years ended December 31, 2007 and December 31, 2006 was $521,489 and $1,026,841, respectively.  For the year ended December 31, 2007, cash used in investing activities was primarily the result of the addition of property and equipment partially offset by the proceeds of the sale of assets of our discontinued operations.

For the year ended December 31, 2006, the increase in restricted cash of $549,995 was primarily the result of cash pledged to secure an extension for the letter of credit at one of our properties.  On November 20, 2006, we entered into an agreement for the extension of the letter of credit for Community’s Hearth & Home.  The letter of credit was to expire on December 15, 2006.  As an inducement to WesBanco to secure the extension, we were required to put on deposit with WesBanco $500,000 in an interest bearing account.  The funds were held by WesBanco until a replacement letter of credit was secured.  In September 2007, a replacement letter of credit was secured with The Huntington National Bank.  Huntington also required a deposit to secure the letter of credit and increased the required deposit by $125,000 to $625,000.  The terms of the letter of credit with Huntington require Huntington to release the deposit in increments of $125,000 once the properties achieve certain performance benchmarks.  In March, 2008, The Huntington National Bank released $250,000 they were holding as security for the letter of credit renewal associated with Community’s Hearth & Home.  Their decision to release funds was based on the financial performance of Community’s Hearth & Home and compliance with certain loan covenants.

Net cash used in financing activities for the year ended December 31, 2007 was $568,229.  This is primarily the result of routine repayments on notes payable and additional financing costs incurred as a result of refinancing one of our properties.  Net cash provided by financing activities for the year ended December 31, 2006 was $1,597,016.  This is the result of proceeds from the note payable to a stockholder to re-finance the Assured Health Care loan and the net proceeds from our initial public offering.  These were offset primarily by retirement of debt to shareholders and repayment of the mezzanine financing.

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

At that time, we assess the impact of inflation on the operations of the properties, including but not limited to, budgeting increases for real estate taxes, utilities, employee expenses, food and supplies.  We strive to be the provider of choice in each of our markets to charge market or better than market rates.  However, some factors are difficult to quantify, such as potential increases in employee expenses as a result of the current shortage of qualified nurses, and there can be no assurance that the resident rental rates will increase or that costs will not increase due to inflation or other causes.

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

Our financial statements reflect consolidation with entities in which we have determined to have a controlling financial interest

In December of 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R which addresses the consolidation of business enterprises which focus on primary beneficiaries in variable interest entities as defined in the interpretation.  We have evaluated our relationship with Community’s Hearth & Home, LTD. and Hearth & Home of Van Wert, and determined that these entities are variable interest entities pursuant to FIN46R of which we are the primary beneficiary.  We consolidated the entities as of December 31, 2003.

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

Beginning January 1, 2002, we accounted for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to no longer amortize goodwill.  We now test goodwill on an annual basis for the purpose of assessing the potential of its impairment and making the appropriate adjustments if required.  We no longer amortize costs associated with and the acquisition of certificates of need required in Ohio for nursing homes.

Incentive Stock Option Plan

Through December 31, 2005, we accounted for our employees’ stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  No stock based employee compensation is reflected in net income, as all options granted under our plans are at an exercise price equal to the market value of the underlying common stock as of the date of grant.  There had been no market for our common stock; accordingly, the exercise price established at time of grant was based on the judgment of the option committee.

Effective January 1, 2006, we began accounting for options by applying the fair value recognition provisions of FASB 123R, “Share Based Payments,” the effects of which are included in our financial statements for the year ended December 31, 2006 and 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact of adopting SFAS 160, if any, on our consolidated financial statements.

In December 2007, The FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact SFAS 141R will have on any potential future business combinations.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for the company, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that year. The company has evaluated the potential impact of FIN 48 on its consolidated financial statements and has not identified any material uncertain tax positions.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended),” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

Item 7.  Financial Statements

To the Stockholders

 AdCare Health Systems, Inc.

   and Subsidiaries

 Springfield, Ohio

We have audited the accompanying consolidated balance sheets of AdCare Health Systems, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AdCare Health Systems, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and uncertainties.

Miami, Florida

March 28, 2008

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
ASSETS	2007	2006
Current Assets:
Cash	$ 926,625	$ 2,136,414
Certificate of deposit, restricted	209,637	198,266
Accounts receivable:
Long-term care resident receivables, net	2,115,364	1,949,745
Management, consulting and development receivables, net	259,778	254,321
Advances and receivables from affiliates, current	27,558	35,897
Assets of discontinued operations	-	4,677
Prepaid expenses and other	453,219	337,638
Total current assets	3,992,181	4,916,958

Restricted Cash	973,975	914,941
Property and Equipment, net	14,425,868	13,750,870
Note Receivable, net	221,413	257,413
License, net	1,189,307	1,189,306
Goodwill	2,638,193	2,638,193
Assets of Discontinued Operations, net of Current Portion	-	880,430
Other Assets	1,050,506	838,283
Total Assets	$ 24,491,443	$ 25,386,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of note payable and other debt	$ 773,279	$ 744,131
Current portion of note payable to stockholder	9,026	828,344
Accounts payable and accrued expenses	3,476,535	3,804,590
Liabilities of discontinued operations	-	22,177
Forward purchase contract	900,000	-
Total current liabilities	5,158,840	5,399,242

Notes Payable and Other Debt, Net of Current Portion	12,813,338	12,909,162
Note Payable to Stockholder, Net of Current Portion	810,084	-
Other Liabilities	559,509	262,597
Forward Purchase Contract	-	900,000
Liabilities of Discontinued Operations	-	848,394
Minority Interest in Equity of Consolidated Entities	255,070	160,259
Total liabilities	19,596,841	20,479,654
Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 and 3,778,129 shares issued and outstanding	14,063,956	13,857,166
Accumulated deficit	(9,169,354)	(8,950,426)
Total stockholders' equity	4,894,602	4,906,740
Total liabilities and stockholders' equity	$ 24,491,443	$ 25,386,394
See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	December 31,
	2007	2006

Revenues:
Patient care revenues	$ 21,928,808	$ 20,801,684
Management, consulting and development fee revenue	1,738,948	1,747,801
Total revenue	23,667,756	22,549,485

Expenses:
Payroll and related payroll costs	14,762,090	14,279,275
Other operating expenses	7,746,505	7,114,252
Depreciation and amortization	847,440	748,312
Total expenses	23,356,035	22,141,839

Income from Operations	311,721	407,646
Other Income (Expense):
Interest income	59,300	26,571
Interest expense, others	(978,731)	(2,414,996)
Interest expense, related parties	(66,432)	(70,227)
Minority interest in earnings of consolidated entities	(94,811)	74,460
Increase reserve for note receivable	-	(437,023)
Other income (expense)	(37,014)	(225)
	(1,117,688)	(2,821,440)

Loss From Continuing Operations Before Income Taxes	(805,967)	(2,413,794)
Income Tax Benefit	178,415	-
Loss from Continuing Operations	(627,552)	(2,413,794)
Discontinued Operations:
Income (Loss) from discontinued operations (including gain on disposal of $619,605 in 2007)	587,039	(27,423)
Provision for income taxes	(178,415)	-
Income (loss) on discontinued operations	408,624	(27,423)
Net Loss	$ (218,928)	$ (2,441,217)

Net Income (Loss) Per Share, Basic and Diluted:
Continuing operations	$ (0.16)	$ (1.08)
Discontinued operations	0.11	(0.01)
	$ (0.05)	$ (1.09)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	2,234,570
Diluted	3,786,129	2,234,570

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
	Shares	Amount	Deficit	Total

Balance, December 31, 2005	1,996,072	9,397,143	(6,509,209)	2,887,934

Year Ended December 31, 2006:
Common stock issued in initial public offering (net
of underwriter discount of $760,639)	1,406,000	5,917,866	-	5,917,866
Additional offering costs	-	(1,728,529)	-	(1,728,529)
Stock option compensation expense	-	6,296	-	6,296
Common stock issued on conversion of debentures	76,179	243,000	-	243,000
Shares issued in connection with the cashless exercise
of warrants	299,878	-	-	-
Warrants issued in connection with consulting
agreement	-	21,390	-	21,390
Net loss	-	-	(2,441,217)	(2,441,217)
Balance, December 31, 2006	3,778,129	13,857,166	(8,950,426)	4,906,740

Stock issued upon exercise of warrants	8,000.00	20,000	-	20,000
Warrants issued in connection with consulting
agreement	-	170,846	-	170,846
Stock option compensation expense	-	27,326	-	27,326
Purchase of minority interest investment	-	(11,382)	-	(11,382)
Net loss	-	-	(218,928)	(218,928)
Balance, December 31, 2007	3,786,129	$14,063,956	$(9,169,354)	$4,894,602

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net Loss	$ (218,928)	$ (2,441,217)
Add back: (income) loss from discontinued operations	(587,039)	27,423
Net loss from continuing operations	$ (805,967)	$ (2,413,794)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	847,440	748,312
Reserve for notes receivable	-	437,023
Warrants issued for services	58,149	21,390
Stock option compensation expense	27,326	6,296
Minority interest	94,811	(74,460)
Discount on convertible debentures	-	1,134,000
Note receivable forgiveness exchanged for rent	36,000	18,000
Changes in certain assets and liabilities:
Accounts receivable	(162,737)	(46,262)
Prepaid expenses and other	(171,461)	(131,858)
Other assets	(50,737)	442,117
Accounts payable and accrued expenses	(350,232)	288,978
Other liabilities	67,991	(46,051)
Net cash provided by (used in) operating activities of continuing operations	(409,417)	383,691
Net cash provided by (used in) operating activities of discontinued operations	302,080	(8,031)
Net cash provided by (used in) operating activities	(107,337)	375,660

Cash flow from investing activities:
Increase in restricted cash	(59,034)	(549,995)
Increase in certificate of deposit, restricted	-	(3,145)
Purchase of minority interest investment	(11,382)	-
Purchase of property plant and equipment	(1,042,402)	(473,701)
Net cash used in investing activities of continuing operations	(1,112,818)	(1,026,841)
Net cash provided in investing activities of discontinued operations:
Proceeds from sale of assets net of associated costs	591,329	-
Net cash used in investing activities	(521,489)	(1,026,841)

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2007	2006
Cash flows from financing activities:
Proceeds from notes payable	91,197	35,543
Prepaid loan financing costs	(172,857)	-
Proceeds from issuance of common stock, net	-	5,742,866
Offering costs	-	(1,393,662)
Cash received upon exercise of warrants	20,000	-
Proceeds from note payable to stockholder	-	835,000
Repayment of note payable to stockholder	(9,234)	(895,123)
Repayment on notes payable	(497,335)	(2,727,608)
Net cash provided by (used in) financing activities of continuing operations	(568,229)	1,597,016
Net cash used in financing activities of discontinued operations:
Repayment on notes payable of discontinued operations	(12,734)	(18,177)
Net cash (used in) provided by financing activities	(580,963)	1,578,839

Net (Decrease) Increase in Cash	(1,209,789)	927,658

Cash, Beginning	2,136,414	1,208,756

Cash, Ending	$ 926,625	$ 2,136,414

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 1,044,755	$ 553,884

Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ 36,000	$ 18,000
Payoff of existing mortgage at closing of discontinued operations	$ 609,839	$ -
Purchase of business assets in exchange for debt	$ 337,361	$ -

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AdCare Health Systems, Inc. and Subsidiaries (“AdCare” or “the Company”) is a developer, owner and manager of retirement communities, assisted living facilities, nursing homes and home health care services in the state of Ohio.  The Company manages fifteen facilities, comprised of six skilled nursing centers, seven assisted living residences and two independent living/senior housing facilities, totaling over 800 beds.  The Company also has a home health care business and provides consulting and management services to various long-term care providers.

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

Hearth & Home of Marion, LLC (Marion), a limited liability company, is a wholly-owned subsidiary of Hearth & Home of Ohio, Inc.  Marion operated a long-term care facility.  Operations for this project were discontinued in 2003 and the real property was disposed of in September 2007 (see Note 3).

In 1999, AdCare formed Hearth & Care of Greenfield, LLC (Greenfield), which owns and operates a 50-bed nursing facility. Greenfield is a wholly-owned subsidiary of AdCare.

In 1999, AdCare formed Hearth & Home of Van Wert Ltd. (Van Wert), which owns and operates an assisted living facility.  In July, 2007, AdCare acquired an additional .4% of Van Wert and now has a 49.2% interest as of December 31, 2007.  AdCare has agreed to offer to purchase the remaining 50.8% interests in Van Wert on or before October 3, 2008 at a purchase price to be calculated as set forth in the agreement (see Note 8).

In 2001, AdCare formed Hearth & Home of Vandalia, Inc. (Vandalia), which owns and operates an assisted-living facility.  AdCare holds a 100% interest in Vandalia.

In 2002, AdCare formed The Pavilion Care Center, LLC (The Pavilion), which owns and operates a 62-bed nursing facility.  The Pavilion is a wholly-owned subsidiary of Hearth & Home of Ohio, Inc.

In March 2003, AdCare Health Systems entered into a lease agreement with Covington Realty, LLC (Covington) to lease the Covington Care Center, a 106-bed nursing facility.

In January 2005, AdCare acquired Assured Health Care, Inc. (Assured), which is a home healthcare agency.

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

The Company considered many factors in connection with the evaluation of the application of the criteria in FIN 46R in determining if it is appropriate to consolidate the entities.  All the entities were organized by AdCare for the purpose of developing, owning and operating a long-term care facility, which would be managed by AdCare.  With one exception, all the entities are controlled by stockholders of AdCare.  AdCare was instrumental in securing and has guaranteed the financing used to develop the property and operate the business.  AdCare manages all aspects of the operations.  These entities are thinly capitalized, highly leveraged and for the most part, unprofitable operations.  The Company considered all these factors and evaluated the Company’s exposure to economic risks and potential rewards for all entities in which it had a potential variable interest.

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

Patient Care Receivables and Revenues

Patient care accounts receivable and revenues for the Company are recorded in the month that services are provided. For private patients, accounts receivable with invoice dates greater than 30 days are considered delinquent but are not charged interest. The Company provides services to certain patients under contractual arrangements with the Medicare and Medicaid programs. Amounts paid under these contractual arrangements are subject to review and final determination by the appropriate government authority or its agent.  In the opinion of management, an

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patient Care Receivables and Revenues (Continued)

adequate provision was made in the consolidated financial statements for any adjustments resulting from the respective government authorities’ review.

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

Potentially uncollectible patient accounts are provided for on the allowance method based on management’s evaluation of outstanding accounts receivable at year-end and historical experience. For the years ended December 31, 2007 and 2006, management recorded an allowance for uncollectible accounts estimated at approximately $165,000 and $163,000, respectively.

Management, Consulting and Development Fee Receivables and Revenue

Management, consulting and development fee receivables and revenue are recorded in the month that services are provided. Services provided to unrelated parties are charged interest on past due amounts. For the years ended December 31, 2007 and 2006, management recorded an allowance for uncollectible accounts estimated at approximately $10,000.

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

Licenses

The Company has capitalized the cost of acquiring operating licenses in connection with the acquisitions of The Pavilion and Greenfield.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the licenses are tested for impairment annually.  The fair value of the operating licenses for the years ended December 31, 2007 and 2006 exceeded the carrying amount; therefore, no impairment loss was recognized.  The fair value of the operating licenses was estimated using the present value of future cash flows.  For the years ended December 31, 2007 and 2006, the total carrying amount of the operating licenses was approximately $1,200,000.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes included in the accompanying consolidated statements of income was computed by applying statutory rates to income before income taxes. Income taxes are allocated to each company based on earnings of each company.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

Segments

For the years ended December 31, 2007 and 2006, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Year ended December 31, 2007:
Net Revenue	22,125	3,218	25,343	-	(1,675)	23,668
Net Profit (Loss)	(980)	174	(806)	587	-	(219)
Total Assets	22,134	2,357	24,491	-	-	24,491
Capital Spending	1,374	6	1,380	-	-	1,380

Year ended December 31, 2006:
Net Revenue	21,329	2,804	24,133	-	(1,584)	22,549
Net Profit (Loss)	(2,431)	17	(2,414)	(27)	-	(2,441)
Total Assets	22,109	2,392	24,501	885	-	25,386
Capital Spending	468	6	474	-	-	474

Concentrations of Credit Risk

Financial instruments which potentially expose AdCare to concentrations of credit risk consist primarily of cash and cash equivalents and notes and accounts receivable.

Cash

The Company maintains its cash with financial institutions.  From time to time, these balances exceed the federally insured limits.  These balances are maintained with high quality financial institutions which management believes limits the risk.  For the years ended December 31, 2007 and 2006 approximately $925,000 and $2,531,000, respectively, was in excess of the federal depository insurance coverage limit.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk (Continued)

Certificate of Deposit

As of December 31, 2007 and 2006 the Company had a certificate of deposit in the amount of $209,637 and $198,266, respectively, which is pledged as collateral on a bank loan of $190,000 (see Note 6).  The debt is due upon demand by the bank at which time the certificate of deposit will be liquidated to satisfy the debt.

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

Restricted Cash

The Regulatory Agreement established with the financing secured through the Department of Housing and Urban Development (HUD) for The Pavilion and Vandalia requires monthly escrow deposits for taxes, insurance and replacement of project assets.  For the years ended December 31, 2007 and 2006, these deposits were $317,990 and $388,955 respectively.  The Pavilion and Vandalia also agreed to Fair Housing Administration (FHA) restrictions as to rental charges, operation policies and expenditures, and distributions to its member.

The Company agreed to deposit $625,000 in an interest bearing savings account with The Huntington National Bank (“Huntington”) in order to secure a letter of credit associated with the financing for Community’s Hearth & Home.  The terms of the letter of credit with Huntington require Huntington to release the deposit in increments of $125,000 once the properties achieve certain performance benchmarks.  In March, 2008, The Huntington National Bank released $250,000.  Their decision to release funds was based on the financial performance of Community’s Hearth & Home and compliance with certain loan covenants.

In the State of Ohio, Nursing Homes are required to maintain a savings account for the use of the residents to deposit their personal funds.  The Company maintains such accounts for their nursing home residents with an offsetting liability as these funds are payable to the residents on demand.  For the years ended December 31, 2007 and 2006, the balance in these accounts was approximately $22,977 and $24,500 respectively.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires, among other things, that companies test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life will be tested for impairment in accordance with the guidance in SFAS 142.  Goodwill is tested for impairment in accordance with SFAS 142 each year.  Based on the Company’s impairment test, the Company determined that no impairment of goodwill existed at December 31, 2007.

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

Advertising

Advertising costs are expensed as incurred.  Advertising costs for the years ended December 31, 2007 and 2006 were approximately $253,000 and $298,000, respectively.

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

Earnings per Share

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (SFAS 128) requires the presentation of basic and diluted earnings per share.  Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.  The total number of shares that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive was 3,054,509 and 1,627,760 in 2007 and 2006, respectively.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued “Statement of Financial Accounting Standard (“SFAS”) No. 123, Share-Based Payment.”  This standard replaced SFAS No. 123, Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.”  The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after December 15, 2005.  In accordance with the revised statement, the Company recognized the expenses attributable to stock options granted or vested subsequent to January 1, 2006.  During the year ended December 31, 2007 and 2006 the Company recognized expenses of $27,326 and $6,296 respectively, for employee stock options that vested during 2007 and 2006.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards  No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact of adopting SFAS 160, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the impact SFAS 141R will have on any potential future business combinations.

On February 15, 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “ Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .” Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron-curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ended December 31, 2007. The adoption of SAB 108 did not have any material effect on the Company’s financial position, net earnings or prior year financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “ Fair Value Measurements ”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning January 1, 2008. We are currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for the company, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that year. The Company has evaluated the potential impact of FIN 48 on its consolidated financial statements and has not identified any material uncertain tax positions.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended),” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company incurred a net loss of approximately $219,000 and $2,441,000 for the years ended December 31, 2007 and 2006, respectively, and has negative working capital of approximately $1,167,000 at December 31, 2007.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.  The increase in the Company’s negative net working capital is due primarily to the current maturity

NOTE 2.

LIQUIDITY AND PROFITABILITY (Continued)

of the $900,000 Forward Purchase Contract (see note 8).  The Company plans to satisfy this obligation by using proceeds from the refinancing of the Hearth & Care of Greenfield project to be completed during the third quarter

2008.  The Company has no commitment for refinancing Hearth & Care of Greenfield nor are there any assurances that the financing can be obtained at acceptable terms.

At December 31, 2007 and 2006, the Company was not in compliance with certain financial covenants contained in loan agreements with WesBanco.  On, March 21, 2008, the Company obtained waivers from their primary lender, WesBanco, in regards to the defaults and cross defaults that existed at December 31, 2007.

Management’s plans with the objective of improving liquidity and profitability in future years encompass the following:

•

refinancing debt where possible to obtain more favorable terms.

•

increase facility occupancy, add additional management contracts and expand our home health operations

•

engage GCC Capital Group and Prospect Financial Advisors to assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources to fund the Company’s  strategic business plan.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability.  However, there can be no assurance that such events will occur.

These financial statements do not contain any adjustments which might result based on the outcome of these uncertainties.

NOTE 3.

DISCONTINUED OPERATIONS

The Company discontinued the operations of Hearth & Home of Marion (“Marion”) during 2003 and in January 2004, the land, building and majority of the equipment were sold pursuant to a five-year land contract. The land contract called for title to transfer to the purchaser once all terms and conditions have been met, including payment of all amounts owed.  The sales price was $1,600,000.

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

In September, 2007, the Company consummated the sale of the property and recognized a gain on the sale of $617,605.

The results of the discontinued operations, as presented in the accompanying consolidated statements of operations, are as follows:

	December 31,
	2007	2006

Loss from Discontinued Operations	$ (30,566)	$ (27,423)
Gain on disposal	617,605	-
	587,039	(27,423)
Provision for income taxes	178,415	-
Income (loss) on discontinued operations	$ 408,624	$ (27,423)

NOTE 3.

DISCONTINUED OPERATIONS (Continued)

The remaining assets and liabilities of discontinued operations, as presented in the accompanying consolidated balance sheet, are as follows:

December 31,
2006
Cash	$ 4,677
Property and equipment held for sale, net	880,430
Total assets	$ 885,107
Accrued expenses	$ 1,885
Current portion of mortgage payable	20,292
Current liabilities	22,177
Mortgage payable	599,179
Deposits on land contract	249,215
Noncurrent liabilities	848,394
Total liabilities	$ 870,571

NOTE 4.

PROPERTY AND EQUIPMENT

	Estimated
	Useful	December 31,
	Lives (Years)	2007	2006
Buildings and improvements	5 to 40	$13,315,045	$11,789,816
Equipment	2-10	2,551,873	1,942,809
Land	-	2,580,201	2,506,905
Furniture and fixtures	2-5	622,889	568,371
Construction in process	-	16,042	1,114,073
		19,086,050	17,921,974
Less: accumulated depreciation		4,660,182	4,171,104
		$14,425,868	$13,750,870

For the years ended December 31, 2007 and 2006 depreciation expense was approximately $696,000 and $660,000, respectively.

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

NOTE 5.

NOTE RECEIVABLE (Continued)

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

In May 2006, the Company executed a lease to begin July 1, 2006, for office space for its home health operation at this facility.  The rent is $3,000 per month for a period of 10 years.  The rental payments owed are to be offset against amounts due under the note receivable.

Based on financial information which became available to the Company during the first quarter of 2007, the Company determined that additional reserves were required in connection with this receivable.  The decision was based on year end results of New Lincoln Lodge and the Company’s inability, based on that information, to determine when this note might be repaid.  The Company has determined the present value of the rental agreement to be approximately $257,000.  As a result of the analysis, reserves were increased by approximately $437,000, to reduce the note receivable to its net realizable value which is represented by the present value of the 10 year rental agreement.  During 2007, the note was decreased by $36,000 representing rent in exchange for note repayment.

As of December 31, 2007, the outstanding balance of the note receivable is comprised of the following:

December 31,
2007

Principal	$1,353,935
Accrued interest	124,500
1,478,435
Allowance for collectability	(1,257,022)
$ 221,413

In March 2008, the Company entered into a letter of intent to acquire the New Lincoln Lodge in exchange for the outstanding note and other compensation (see note 21).

NOTE 6.  NOTES PAYABLE AND OTHER DEBT

December 31,
2007	2006

Promissory note payable to a financial institution in the original principal amount of $96,000 executed on June 18, 2004.  The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.50% per annum (8.75% at December 31, 2007 and 9.75% at December 31, 2006) with monthly principal and interest payments of approximately $1,138.  The note matures on June 1, 2013.  The note is secured by a $150,000 open-end mortgage and an interest in all inventory, equipment, accounts and general intangibles of AdCare Health Systems.  The note is personally guaranteed by certain stockholders.  There were no covenant violations for the year ended December 31, 2007.

$ 66,288	$ 75,924

Promissory note payable to a financial institution in the original principal amount of $190,000 executed on July 23, 2004. The note bears interest at the rate of 4.13% per annum and is due and payable monthly. The note is due on demand. The note is secured by a certificate of deposit in the amount of approximately $209,600.	190,000	190,000

Promissory note payable to a financial institution in the original principal amount of $300,000 executed June 30, 2003.  The note bears interest indexed to the Federal Home Loan Bank of Cincinnati 5 year Advance Rate plus 3.375% (6.75% at December 31, 2007 and 8.79% at December 31, 2006), with monthly principal and interest payments of approximately $3,384.  The note matures on June 1, 2013.  The note is secured by real property located in Clark County, State of Ohio.  The promissory note payable is personally guaranteed by certain stockholders.  There were no violations of this covenant as of December 31, 2007.

	191,287	221,071

Note payable in the original principal amount of $119,997 to the former owners of The Pavilion. The principal and interest shall be payable as the income and cash flow of The Pavilion permits.	-	4,333

NOTE 6.

NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2007	2006

Open-end mortgage note payable for a maximum amount of indebtedness of $1,412,000 on July 23, 2004. The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.00% (8.25% at December 31, 2007 and 9.25% at December 31, 2006) with monthly payments of interest only during the construction phase. The note matures on March 1, 2030. The note is secured by inventory, accounts, equipment, general intangibles and fixtures, and land of Hearth & Care of Greenfield. The note is subject to various financial and restrictive covenants.	1,412,000	1,412,000

Promissory note payable to a financial institution in the original principal amount of $2,041,000, executed on December 22, 2003.  The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.00% per annum (7.00% at December 31, 2007 and 9.25% at December 31, 2006) with monthly principal and interest payments of approximately $11,590.  The note matures on January 1, 2026.  The note is secured by accounts receivable, equipment, general intangibles and fixtures.  The note is subject to various financial and restrictive covenants.  As of December 31, 2007, the Company was in violation of a tangible net worth requirement.  On March 21, 2008, the financial institution waived this violation (see Note 2).

	1,934,900	1,974,504

Adjustable rate demand taxable notes, series 2002 Bonds in the original principal amount of $4,200,000 executed in December 2002.  The note bears interest indexed at the LIBOR rate (4.46% at December 31, 2007 and 5.45% at December 31, 2006), which at the option of the Company, upon certain conditions, the interest rate may be converted on one or more occasions to a Weekly Interest Rate, a One Month Interest Rate, a One Year Interest Rate, a Five Year Interest Rate unless or until converted to a Fixed Interest Rate for the remaining term of the bonds.  The note matures in December 2022.  The bonds are secured by real property and a $4,200,000 letter of credit with a bank.

	3,585,000	3,725,000

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $3,721,500 executed on February 17, 2000. The note bears interest at the rate of 8.50% per annum with monthly principal and interest payments of approximately $27,309. The note matures on May 1, 2041. The note has various restrictive covenants imposed by HUD.	3,628,020	3,646,490

NOTE 6.

NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2007	2006

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,295,000 executed on May 2, 2002. The note originally bore interest at the rate of 7.05% per annum with monthly principal and interest payments of approximately $17,862. In September 2007, this note was refinanced to lower the interest rate to 5.95% per annum and the monthly payment to $15,047. The note matures on December 1, 2027. The note has various restrictive covenants imposed by HUD.	2,108,874	2,017,677

On January 26, 2005, AdCare issued a promissory note to the major stockholder of Assured Home Health, Inc. The face value of the note is $450,000 and accrues interest during 2005 which adds to the note balance. The note then bears interest of 5% and is payable in 36 monthly payments of $14,161 beginning February 2006 and maturing February 2009.	178,747	341,827

Note payable to the lessor of the Covington Care Center executed on June 1, 2005. The note bears interest of prime plus 1.0%. (8.25% at December 31, 2007 and 9.25% at December 31, 2006) The note matures in March 2008, however, it is currently being renegotiated as part of the an extension to the facility lease. The note is unsecured.	46,557	68,277

Note payable to a financial institution executed on October 1, 2007. The note bears interest of 8.5% payable monthly. The note matures on April 5, 2008. The note is unsecured. The Company replaced this note with a long term capital lease in February, 2008 which matures in January 2012. Monthly lease payments will be $6,176.	250,000	-

Other	106,927	89,813
	13,698,600	13,766,916

Less unamortized discount	111,984	113,623
Less current portion of long term debt	773,278	744,131
Total long term debt	$12,813,338	$12,909,162

Maturities on the Company’s debt obligations for each of the next five years are as follows:

2008	773,278
2009	657,770
2010	400,713
2011	408,393
2012	432,871
Thereafter	11,025,575
$13,698,600

NOTE 7.

NOTES PAYABLE – STOCKHOLDER

	December 31,
	2007	2006

Promissory note payable to a stockholder in the original principal amount of $835,000 executed on April 27, 2006. The note bears interest equal to the prime rate (7.25% at December 31, 2007 and 8.25% at December 31, 2006) per annum and requires interest only payments monthly. The note originally matured on May 1, 2007, but was extended to May 1, 2009.	819,110	828,344

Less current portion of shareholder debt	9,026	-
Total long term shareholder debt	$810,084	$828,344

NOTE 8.  FORWARD PURCHASE CONTRACT

In October 2003, the Company amended the agreement with certain minority interest holders in one of its subsidiaries.  As a result of that amendment, the Company became subject to the accounting pursuant to SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which was effective for agreements entered into or amended after May 31, 2003.  The amendment contained forward purchase contracts which should be accounted for as a liability.  The amount of the liability, at the date of the amendment, measured as set forth in SFAS 150, was approximately $985,000, which has been recorded using purchase accounting as required by SFAS 150, EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to and Potentially Settled in the Stock of a Consolidated Subsidiary” and FASB 141, “Business Combinations.”  This resulted in an increase to the carrying value of the real property of $250,000 and the recording of goodwill of approximately $865,000.  This purchase accounting adjustment was related to the minority interest being reduced by previously incurred net losses attributable to those minority interests prior to the date of adoption of SFAS 150.  The resulting goodwill has been tested for impairment annually.  No impairment charge has been recognized.  In periods subsequent to 2003, the liability has been reduced for payments made to the minority interests as a result of the forward purchase contract and adjusted by changes in the present value of the amount to be paid under the forward purchase contract as required by SFAS 150.  The liability is recorded at the greater of the interest holders’ cash basis or fair value.  There were no payments made to minority interests or adjustments required due to changes in fair value in 2007 and 2006.  The forward purchase contract matures in October, 2008, when the Company is required to offer to purchase the shares of the remaining partners’ interest.

NOTE 9.

CONVERTIBLE DEBENTURES

During 2005, the Company offered 8% Senior Secured Convertible Debentures (“Convertible Debentures”) in the principal amount of $54,000 per unit, resulting in aggregate gross proceeds of $1,512,000 at December 31, 2005.  The Convertible Debentures shall have a one-time demand registration right six months from the issuance of the Convertible Debenture into shares of Common Stock of AdCare at the lesser of:  (i) $5.00 per share or (ii) 80% of the price at which the Company sells any shares of Common Stock, grant options to purchase any shares of Common Stock, grants any warrants to purchase Common Stock, issues securities convertible into shares of Common Stock, or enters into any agreements to do any of the same.  In addition, each unit holder is issued 10,000 warrants to purchase Common Stock of AdCare for each unit purchased at the lesser of:  (i) $1.00 per share or (ii) 50% of the price at which the Company sells any shares of Common Stock, grants warrants to purchase Common Stock, issues securities convertible into shares of Common Stock, or enters into any agreements to do any of the same.  The warrants are exercisable at any time within five years from the anniversary date of the issuance.   The exercise is subject to adjustment upon the occurrence of certain events.  An allocation of the proceeds received from the issuance of the

NOTE 9.

CONVERTIBLE DEBENTURES (Continued)

Convertible Debentures was made between the debt instrument and the warrants by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value.  The fair value of the warrants was determined using the Black-Scholes model.  The fair value of the Convertible Debentures common shares was determined by measuring the fair value of the common shares on an “as-converted” basis.  As a result, approximately $656,000 was allocated to the warrants and recorded as a discount on the debt issued and additional paid-in capital.  The value of the beneficial conversion feature of the Convertible Debentures was calculated as the difference between the fair value of the underlying common shares of the Convertible Debenture on the date of issuance and the effective conversion price.  This resulted in a beneficial conversion discount of approximately $856,000, which is amortized to interest over the one-year life of the Debentures.  The total discount amortized to interest expense in connection with the allocation of the common stock warrants and the beneficial conversion feature was approximately $378,000 for the year ended December 31, 2005 and $1,134,000 for the year ended December 31, 2006.  The Company had no warrants outstanding at December 31, 2007 and 2006 relating to these debentures.

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

Also, in November 2006, the remaining principal balance with related interest was paid in full satisfaction of the remaining debentures.

NOTE 10.

INCENTIVE STOCK OPTIONS

The Company has a stock option plan.  Options are available to officers, directors, consultants and employees of the Company.  The Board of Directors will select from eligible persons those to whom awards shall be granted, as well as determine the size of the awards.

In August, 2004, the Company granted 114,200 options to officers, directors and employees of the Company.  The total number of shares, which are available under the plan, is 120,000 with an option price of $2.50 per share.  Each stock option granted under the plan shall expire not more than 5 years from the date that the option is granted.

In May, 2007, the Company granted 199,000 options to officers, directors and employees of the Company under a 2005 shareholder approved plan.  The total number of shares, which are available under the plan, is 200,000 with an option price of $1.50 per share.  Each stock option granted under the plan shall expire not more than 5 years from the date that the option is granted.

NOTE 10.

INCENTIVE STOCK OPTIONS (Continued)

The fair value of an option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007:

Dividend yield	0%
Expected volatility	35%
Risk-free interest rates	4.00%
Expected lives	5 years

A summary of the status of the Company’s employee stock options was as follows as of December 31, 2007 and December 31, 2006 and changes for the periods then ended is presented below:

			Weighted
			Average
	December 31,		Exercise
	2007	2006	Price
Beginning	99,400	101,000	$2.50
Granted	199,000	-	$1.50
Forfeited	(4,200)	(1,600)	$2.33
Exercised	-	-	-
Ending	294,200	99,400	$1.82
Options exercisable	133,600	80,640	$2.21

The weighted-average remaining contractual term of stock options outstanding and stock options exercisable at December 31, 2007 was approximately 3.5 years.  The options outstanding and stock options exercisable had no aggregate intrinsic value at December 31, 2007.

NOTE 11.

INCOME TAXES

The provision for income taxes attributable to continuing operations for 2007 is presented below.

December 31,
2007
Current Tax Expense (Benefit):
Federal	$(268,683)
State	(15,805)
(284,488)
Deferred Tax Expense (Benefit):
Federal	100,181
State	5,892
106,073
Total income tax expense (benefit)	$(178,415)

There was no provision for income taxes in 2006.

NOTE 11.

INCOME TAXES (Continued)

At December 31, 2007 and December 31, 2006, the tax effect of significant temporary differences representing deferred tax assets are as follows:

	December 31,
	2007	2006
Net current deferred tax asset:
Allowance for doubtful accounts	$ 535,047	$ 570,817
Accrued expenses	107,679	118,696
	642,726	689,513
Net long-term deferred tax asset (liability):
Net operating loss carry forwards, AdCare	2,058,527	1,647,311
Depreciation and amortization	(234,227)	(172,892)
Stock based compensation	26,351	-
	1,850,651	1,474,419
Total deferred tax assets	2,493,377	2,163,932
Valuation allowance	(2,493,377)	(2,163,932)
Net deferred tax asset	$ -	$ -

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31,
	2007	2006
Income tax at statutory rate	34.00%	34.00%
State taxes net of federal benefits	(2.19)%	2.38%
Meals and entertainment	(0.22)%	(0.07)%
Penalties	0.00%	(0.03)%
Officers life insurance	0.00%	(0.20)%
Net taxable flow through income – CHH	(3.60)%	(1.77)%
Net taxable flow through income – HVW	(1.47)%	(0.89)%
Change in valuation allowance	(35.05)%	(33.31)%
Change in effective tax rate	(5.4)%	0.38%
Adjust prior year deferred balances	32.91%	0.00%
Other	0.00%	(0.49)%
Effective tax rate	18.98%	(0.00%)

As of December 31, 2007, AdCare had consolidated federal net operating loss (“NOL”) carry forwards of approximately $6,055,000.  These NOLs begin to expire in 2011 through 2027.

Management determined that the deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109.  Accordingly, a full valuation allowance has been recorded for this amount.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code), the utilization of net operating loss carry forwards may be limited under the change in stock ownership rules of the Code.  As a result of ownership changes, which occurred in November 2006 in connection with the Company’s public offering, the Company may have substantially limited or eliminated the availability of its net operating loss carry forwards.  There can be no assurance that the Company will be able to avail itself of any net operating loss carry forwards.

NOTE 12.

COMMITMENTS AND CONTINGENCIES

Employment Agreements

Commencing on April 1, 2005, the Company entered into employment agreements with three executive officers.  The employment agreements provide for an initial employment term of three years expiring on April 1, 2008, with base salaries of $10,000 each per month, a minimum salary increase of five percent per year, fringe benefits such as health and life insurance and inclusion in any option program that the Company may institute in the future.  In addition, the employment agreements provide that if the executive is terminated for any reason other than cause (which is defined as dishonest in transactions with the Company, material disloyalty and/or the express refusal to perform services for the Company which may be properly requested), the Company is required to compensate said executive for the remaining term of the respective employment agreement plus one additional year.  The employment agreements also include a non-compete agreement restricting said executive from competing with the Company within the State of Ohio for a period of one year following the termination.

Operating Leases

The Company has various non-cancelable operating leases for office space, Covington Care Center nursing facility and equipment which expire through August 2012.  Rent expense under these agreements for 2007 and 2006 was approximately $676,000 and $620,000 respectively.

Future minimum lease payments as of December 31, 2007 are as follows:

2008	661,000
2009	650,000
2010	650,000
2011	650,000
2012	650,000
Thereafter	162,505
$3,423,505

The Company is currently negotiating to purchase the Covington Care Center facility.  In the event it is not acquired or different lease terms are not negotiated, the annual lease payment will increase to $650,000 per year for the remaining five years of the ten year lease beginning in March 2008.

Legal Matters

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  For the years ended December 31, 2007 and 2006, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

During the fourth quarter 2006, the Company terminated the contract of a construction firm that had been engaged to complete renovations on its nursing facility, Hearth & Care of Greenfield.  Subsequently, the contractor filed a claim against the Company alleging damages of approximately $376,000 for terminating the contract.  In addition, other subcontractors also sought judgment against Hearth & Care of Greenfield.  The claims filed by the contractor and some of the subcontractors have been released with the exception of two subcontractors with claims of

NOTE 12.

COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters (Continued)

approximately $27,000.  The Company believes that the claims are without merit and intends to continue to vigorously defend its position. The ultimate outcome of these claims cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter, have not been reflected in the financial statements.  Other subcontractors and materialmen may assert similar claims but have not yet done so, but the contractor has contractually assumed responsibility for any additional claims as yet unasserted.

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

NOTE 14.

COMMON STOCK WARRANTS

A summary of the status of the common stock warrants as of December 31, 2007 and 2006 is presented below:

	December 31,
	2007	2006

Beginning balance	1,541,000	609,187
Issued	1,227,710	1,431,000
Exercised	8,000	(462,387)
Repurchased	-	(44,800)
Expired	-	-
Ending balance	2,760,710	1,541,000

In October, 2006, we offered to the holders of our warrants the opportunity to exercise all or a portion of their warrants on a cashless basis. Holders of 444,387 warrants elected this option and 299,878 shares of our common stock were issued.

In November, 2007, the Board of Directors of the Company granted warrants to officers and directors of the Company equal to two warrants for every share of stock owned for a total of 1,102,710.  The warrants vest over five years and mature in ten years.  The exercise price of the warrants is $1.21.  This grant of warrants is subject to the approval of shareholders at the Company’s next shareholder meeting.  No compensation expense will be recognized in connection with these warrants until shareholder approval is obtained.

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

For the years ended December 31, 2007 and 2006, Management estimated that no amounts are due to the Medicaid program resulting from non-allowable or misclassified costs for any open Medicaid reimbursement years.

Third-Party Overpayments

ODJFS overpaid the Company on certain of its Medicaid residents.  Medicaid overpayments were approximately $48,400 and $81,000 for the years ended December 31, 2007 and 2006, respectively, and are included in accrued expense in the accompanying consolidated balance sheet.  The Company received Medicaid payments for residents who were previously discharged or for residents who were covered by the Medicare program or other payers.  The overpayments are primarily due to the ODJFS’ lack of processing status changes on a timely basis despite the Company’s submission of such changes.

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

CONSULTING AGREEMENTS

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

On February 1, 2007, the Company entered into a consulting agreement with Booke and Company to provide public relations services over a twelve month period.  Compensation to Booke and Company consists of $6,000 per month plus 25,000 non-refundable retainer warrants to acquire 25,000 shares of the Company’s stock as a price equal to the stock price as of June 5, 2007.  The Company estimated the value of these warrants to be approximately $14,000 using the Black-Scholes option-pricing model.  This amount will be amortized over the term of this agreement.

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

On May 18, 2007, the Company entered into a consulting agreement with Amothy Corporation to provide strategic consulting over a twenty-four month period.  Compensation to Amothy Corporation consists of 100,000 non-refundable retainer warrants to acquire 100,000 shares of the Company’s stock at a price equal to the stock price of $1.85.  The Company estimated the value of these warrants to be approximately $72,000 using the Black-Scholes option-pricing model.  This amount will be amortized over the term of this agreement.

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

The Company has 100% of its 218 nursing facility beds certified under the Medicaid and Medicare programs.  A summary of occupancy utilization and net revenues for these nursing facility beds is as follows

NOTE 18.

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

:

	Percent of	Percent of Long-Term	Percent of Patient
For the Year Ended	Total Occupancy	Care Receivables	Care Revenue
Medicaid
December 31, 2007	66%	35%	53%
December 31, 2006	61%	42%	51%
Medicare
December 31, 2007	15%	19%	26%
December 31, 2006	15%	18%	27%
Other Payers
December 31, 2007	19%	46%	21%
December 31, 2006	24%	40%	22%

NOTE 19.

DEFERRED COMPENSATION PLAN

The Company maintains a non-qualified deferred compensation plan available to a select group of management or highly compensated employees.  Contributions to the plan are made by the participants. The Company does not provide any matching contributions.  The benefits of the plan are payable upon the employee’s separation of employment with the Company.  As of December 31, 2007, the Company recorded an asset of approximately $271,300 to reflect the amount of investments held in the plan and a corresponding liability acknowledging the Company’s obligation to employees participating in the plan (included in other assets and other liabilities in the accompanying balance sheet).  The underlying assets are recorded at fair value and primarily represent short term fixed income assets invested at the participants' direction.

In February, 2008, the Company withdrew $150,000 from the plan and deposited it in a savings account to use as a line of credit.  The Company will pay 8% interest on the funds withdrawn until such time funds are available to repay the $150,000.

NOTE 20.

BENEFIT PLANS

The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees.  All employees are eligible once they reach age 21.  The Company matches employee contributions at 50% up to 2% of the employee’s salary.  Total matching contributions during 2007 and 2006 were approximately $36,000 and $35,000, respectively.

NOTE 21.

SUBSEQUENT EVENT

On March 7, 2008, the Company entered into a letter of intent to acquire 99% New Lincoln Lodge in exchange for the outstanding note receivable (see note 5), $12,500 in cash and 1% ownership to the current owner of the business.  The Company expects to recognize a gain on this transaction of approximately $500,000 during the second quarter, 2008.

On February 1, 2008, the Company engaged GCC Capital Group (“Galen”) and Prospect Financial Advisors (“Prospect”) for the purposes of providing certain investment banking and advisory services.  Among other services, Galen and Prospect will assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources for the Company to fund its strategic business plan. In addition, they will help in identifying acquisition and joint venture transactions to further the expansion plans of the Company.  In exchange for their services, the Company is paying Galen and Prospect a total of $10,000 per month and granting 30,000 warrants that will be expensed over the six month term of the engagement.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Item 8B.  Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this item is included under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2008 Annual Meeting of Shareholders to be held June 6, 2008, and is incorporated herein by reference.

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

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, waiver of, any provision of this code of ethics by posting such information on our website at the address and location specified.

Item 10.  Executive Compensation

We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the SEC prior to April 30, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the SEC prior to April 30, 2008.

Item 12.  Certain Relationships and Related Transactions

We incorporate by reference information on certain relationships and related transactions under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, which we will file with the SEC prior to April 30, 2008.

Item 13.  Exhibits

Reports on Form 8-K.

The Company filed the following Reports on Form 8-K during 2007:

Date	Description
June 7, 2007	Agreement and Plan of Merger, dated June 6, 2007, by and between Family Home Health Services, Inc. and AdCare Health Systems, Inc.
June 8, 2007	Issuance of warrants to officers and directors of AdCare Health Systems, Inc. on June 5, 2007.
August 14, 2007	Press release announcing earnings results for the quarter ending June 30, 2007
September 12, 2007	Termination of definitive merger agreement with Family Home Health Services and completion of the disposition of assets held by Hearth & Home of Marion
November 14, 2007	Press release announcing earnings results for the quarter ending September 30, 2007
November 21, 2007	Announcement of the issuance of warrants to officers and directors

The Company filed the following Reports on Form 8-K subsequent to December 31, 2007:

Date	Description
February 5, 2008	Engagement of GCC Capital Group, LLC (“Galen”) and Prospect Financial Advisors, LLC (“Prospect”) for the purposes of providing certain investment banking and advisory services.
February 26, 2008

Amends the Form 8-K filed by the Company on November 21, 2007 to clarify that the warrants which were granted to the management team are exercisable for a period of ten years and vest equally over a period of five years.

Exhibits.  Exhibits included or incorporated by reference herein:  See Exhibit Index below.

Exhibit	Description of Exhibit	Location
3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1	incorporated by reference from Exhibit 3.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
3.2	Code of Regulations of the Registrant	Exhibit 3.2	incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.1	Specimen Common Share Certificate	Exhibit 4.1	incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.2	Specimen Unit Certificate	Exhibit 4.2	incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.3	Specimen Warrant Certificate	Exhibit 4.3	incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.4	Form of Warrant Agreement, dated ________, 2006	Exhibit 4.4	incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.5	2004 Non-Qualified and Incentive Stock Option Plan of Registrant	Exhibit 4.5	incorporated by reference from Exhibit 4.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.6	Form of Representative’s Warrant	Exhibit 4.6	incorporated by reference from Exhibit 4.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.1	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated April 1, 2005	Exhibit 10.1	incorporated by reference from Exhibit 10.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.2	Employment Agreement between AdCare Health Systems, Inc. and Gary L. Wade, dated April 1, 2005	Exhibit 10.2	incorporated by reference from Exhibit 10.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.3	Employment Agreement between AdCare Health Systems, Inc. and J. Michael Williams, dated April 1, 2005	Exhibit 10.3	incorporated by reference from Exhibit 10.3 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.4	Form of Secured Promissory Debenture dated _________, 2005	Exhibit 10.4	incorporated by reference from Exhibit 10.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.5	Form of Warrant to Purchase Common Stock dated _________, 2005	Exhibit 10.5	incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.6	Form of Subordinated Note dated October 31, 2004	Exhibit 10.6	incorporated by reference from Exhibit 10.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.7	Form of Warrant to Purchase Shares of AdCare Health Systems, Inc. dated October 31, 2004	Exhibit 10.7	incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.8	Promissory Note between Assured Health Care, Inc., AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $1,650,000	Exhibit 10.8	incorporated by reference from Exhibit 10.8 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.9	Promissory Note between AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $300,000	Exhibit 10.9	incorporated by reference from Exhibit 10.9 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.10	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $96,000	Exhibit 10.10	incorporated by reference from Exhibit 10.10 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.11	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $2,041,000	Exhibit 10.11	incorporated by reference from Exhibit 10.11 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.12	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $190,000	Exhibit 10.12	incorporated by reference from Exhibit 10.12 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.13	Promissory Note between Hearth & Care of Greenfield, LLC and Cornerstone Bank in the original amount of $1,412,000	Exhibit 10.13	incorporated by reference from Exhibit 10.13 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.14	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and Cornerstone Bank dated December 1, 2002	Exhibit 10.14	incorporated by reference from Exhibit 10.14 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.15	Regulatory Agreement and Mortgage Note between Hearth and Home of Vandalia, Inc. and Banc One Capital Funding Corporation, in the original amount of $ 3,721,500	Exhibit 10.15	incorporated by reference from Exhibit 10.15 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.16	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,295,000	Exhibit 10.16	incorporated by reference from Exhibit 10.16 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.17	Promissory Note between Covington Realty, LLC and AdCare Health Systems, Inc., in the original amount of $100,000	Exhibit 10.17	incorporated by reference from Exhibit 10.17 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.18	Promissory Note between AdCare Health Care Systems, Inc, and Assured Health Care, Inc. and Mary Fair, in the original amount of $450,000	Exhibit 10.18	incorporated by reference from Exhibit 10.18 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.19	Promissory Note between AdCare Health Care Systems, Inc, and Homer McKnight, in the original amount of $835,000	Exhibit 10.19	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.20	Investment Banking Agreement entered into with Capital City Partners dated December 29, 2006	Exhibit 10.20	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.

10.21	Consulting Agreement entered into with The McKnight Group dated March 5, 2007	Exhibit 10.21	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.22	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and The Huntington National Bank dated September 13, 2007	Exhibit 10-22	attached hereto
10.23	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Exhibit 10-23	attached hereto
10.24	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,108,800 dated November 27, 2007	Exhibit 10.24	attached hereto
10.25	Letter Agreement with Prospect Financial Advisors and GCC Capital dated January 30, 2008	Exhibit 10-25	attached hereto
14	Code of Ethics	Exhibit 14	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007
21.1	Subsidiaries of the Registrant	Exhibit 21.1	incorporated by reference from Exhibit 21.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
23.1	Consent of Rachlin LLP	Exhibit 23.1	attached hereto
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.1	attached hereto
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.2	attached hereto
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.1	attached hereto
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.2	attached hereto
99.1	Audit Committee Charter	Exhibit 99.1	incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
99.2	Compensation Committee Charter	Exhibit 99.2	incorporated by reference from Exhibit 99.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Item 14.  Principal Accountant Fees and Services

We incorporate by reference information on Rachlin’s fees and services under the heading “Fees of Independent Registered Public Accounting Firm” in our Proxy Statement, which we will file with the SEC prior to April 30, 2008.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc. (Registrant)

by

/s/ Gary L. Wade

Gary L. Wade, President and Chief Executive Officer

March 31, 2008

March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Tenwick	Director, Chairman	March 31, 2008
David A. Tenwick

/s/ Gary L. Wade	Director, President and Chief Executive Officer	March 31, 2008
Gary L. Wade

/s/ Scott Cunningham	Chief Financial Officer	March 31, 2008
Scott Cunningham

/s/ J. Michael Williams	Director, Executive Vice President, Operations	March 31, 2008
J. Michael Williams

/s/ Jeffrey L. Levine	Director	March 31, 2008
Jeffrey L. Levine

/s/ Philip S. Radcliffe	Director	March 31, 2008
Philip S. Radcliffe

/s/ Laurence E. Sturtz	Director	March 31, 2008
Laurence E. Sturtz

/s/ Peter J. Hackett	Director	March 31, 2008
Peter J. Hackett

/s/ Clarence A. Peterson	Director	March 31, 2008
Clarence A. Peterson

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Prospectus filed pursuant to Rule 424(b)(3) constituting part of the Registration Statement (No. 333-131542) of our report dated March 28, 2008, with respect to the consolidated financial statements of AdCare Health Systems, Inc. for the years ended December 31, 2007 and 2006, which appears in this Form 10-KSB.

/s/RACHLIN, LLP

Miami, Florida

March 31, 2008

Exhibit 31.1

CERTIFICATIONS

I, Gary L. Wade certify, that:

1.

I have reviewed this annual report on Form 10-KSB of AdCare Health Systems, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15 d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 31, 2008	By	/s/Gary L. Wade
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Scott Cunningham, certify, that:

1.

I have reviewed this annual report on Form 10-KSB of AdCare Health Systems, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15 d-15(f)) for the small business issuer and have:

c.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

d.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

e.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

f.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

g.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

h.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 31, 2008	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 31, 2008	By:	/s/ Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 31, 2008	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer