Form 10QSB
period 2008-03-31
ADCARE HEALTH SYSTEMS INC
filed 2008-05-15
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

AdCare Health Systems, Inc.

Form 10-QSB

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$ 886,000	$ 926,625
Certificate of deposit, restricted	211,998	209,637
Accounts receivable:
Long-term care resident receivables, net	2,197,467	2,115,364
Management, consulting and development receivables, net	287,950	259,778
Advances and receivables from affiliates, current	22,669	27,558
Prepaid expenses and other	406,927	453,219
Total current assets	4,013,011	3,992,181

Restricted cash	740,803	973,975
Property and equipment, net	14,378,198	14,425,868
Note receivable, net	218,015	221,413
License, net	1,189,307	1,189,307
Goodwill	2,638,193	2,638,193
Other assets	1,151,121	1,050,506
Total Assets	$ 24,328,648	$ 24,491,443
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 740,607	$ 773,278
Current portion of notes payable to stockholder	9,432	9,026
Accounts payable and accrued expenses	3,485,882	3,476,536
Forward purchase contract	900,000	900,000
Total current liabilities	5,135,921	5,158,840

Notes Payable and Other Debt, Net of Current Portion	12,728,438	12,813,338
Notes Payable to Stockholders, Net of Current Portion	805,187	810,084
Other Liabilities	569,238	559,509
Deferred Tax Liability	10,642	-
Minority Interest in Equity of Consolidated Entities	307,000	255,070
Total liabilities	19,556,426	19,596,841
Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 shares issued and outstanding	14,081,044	14,063,956
Accumulated deficit	(9,308,822)	(9,169,354)
Total stockholders' equity	4,772,222	4,894,602
Total liabilities and stockholders' equity	$ 24,328,648	$ 24,491,443

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Revenues:
Patient care revenues	$ 5,568,061	$ 5,366,640
Management, consulting and development fee revenue	424,481	457,708
Total revenue	5,992,542	5,824,348

Expenses:
Payroll and related payroll costs	3,587,397	3,688,575
Other operating expenses	2,023,256	1,779,752
Depreciation and amortization	226,694	202,903
Total expenses	5,837,347	5,671,230

Income from Continuing Operations	155,195	153,118
Other Income (Expense):
Interest income	9,133	16,580
Interest expense, others	(226,352)	(248,073)
Interest expense, related parties	(14,872)	(17,957)
Minority interest in earnings of consolidated entities	(51,930)	(27,874)
	(284,021)	(277,324)

Loss Before Taxes and Discontinued Operations	(128,826)	(124,206)
Income Tax Expense	(10,642)	-
Loss From Continuing Operations	(139,468)	(124,206)
Discontinued Operations:
Loss from discontinued operations	-	(10,571)
Net Loss	$ (139,468)	$ (134,777)

Net Loss Per Share, Basic and Diluted:
Continuing operations	$ (0.04)	$ (0.04)
Discontinued operations	-	-
	$ (0.04)	$ (0.04)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129
Diluted	3,786,129	3,786,129

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net Loss	$ (139,468)	$ (134,777)
Add back: loss from discontinued operations	-	(10,571)
Net loss from continuing operations	$ (139,468)	$ (124,206)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	226,694	202,903
Warrants issued for services	7,512	-
Stock option compensation expense	9,576	-
Minority interest	51,930	27,874
Note receivable exchanged for rent	9,000	9,000
Changes in certain assets and liabilities:
Accounts receivable	(110,987)	233,503
Prepaid expenses and other	24,640	(15,262)
Other assets	(100,614)	10,664
Accounts payable and accrued expenses	19,985	(433,754)
Other liabilities	9,730	697
Net cash provided by (used in) operating activities of continuing operations	7,998	(88,581)
Net cash provided by operating activities of discontinued operations	-	(2,918)
Net cash provided by (used in) operating activities	7,998	(91,499)

Cash flow from investing activities:
(Increase) decrease in restricted cash	230,811	(32,316)
Purchase of property plant and equipment	(157,373)	(135,538)
Net cash provided by (used in) investing activities	73,438	(167,854)

Cash flows from financing activities:
Proceeds from notes payable	-	23,556
Cash received upon exercise of warrants	-	20,000
Repayment of notes payable to stockholder	-	(2,366)
Prepaid loan financing costs	1,786	-
Repayment on notes payable	(123,847)	(105,138)
Net cash used in financing activities of continuing operations	(122,061)	(63,948)
Net cash used in financing activities of discontinued operations:
Repayment of notes payable of discontinued operations	-	(4,739)
Net cash used in financing activities	(122,061)	(68,687)

Net Decrease in Cash	(40,625)	(328,040)
Cash, Beginning	926,625	2,136,414
Cash, Ending	$ 886,000	$ 1,808,374

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$ 265,760	$ 231,025
Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ 9,000	$ 9,000
See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited

Consolidated Financial Statements

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in AdCare Health Systems, Inc.’s annual report on Form 10-KSB, filed March 31, 2008.

Earnings per Share

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (SFAS 128) requires the presentation of basic and diluted earnings per share.  Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.  The total number of shares that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive, was 3,054,549 and 1,627,799 for the three months ended March 31, 2008 and March 31, 2007, respectively.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. No tax provision was recorded for the income incurred for the three months ended March 31, 2008 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing of ultimate realization of the benefits of our net operating loss carry forwards in future periods.  Income taxes are allocated to each company based on earnings of each company.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax basis of assets and liabilities of each period-end based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the taxes currently payable and the net change during the period in deferred tax assets and liabilities.  The Company is currently recognizing a deferred tax liability related to tax amortization of purchased goodwill.  As a result of the indefinite life of the asset, the difference between financial reporting and tax basis can not be netted against the Company’s deferred tax assets.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — Including an Amendment of FASB Statement No. 133 ” (“SFAS 161”). This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the impact of adopting SFAS 161, if any, on our consolidated financial statements.

Adoption of New Accounting Pronouncements

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 , which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Pronouncements (continued)

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition (see note 7).

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company incurred a net loss of approximately $139,000 and $135,000 for the three months ended March 31, 2008 and 2007, respectively, and has negative working capital of approximately $1,123,000 at March 31, 2008.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.  The increase in the Company’s negative net working capital is due primarily to the current maturity of the $900,000 Forward Purchase Contract.  The Company plans to satisfy this obligation by using proceeds from the refinancing of the Hearth & Care of Greenfield project to be completed during the third quarter 2008.  The Company has no commitment for refinancing Hearth & Care of Greenfield nor are there any assurances that the financing can be obtained at acceptable terms.

At December 31, 2007, the Company was not in compliance with certain financial covenants contained in loan agreements with WesBanco.  On, March 21, 2008, the Company obtained waivers from their primary lender, WesBanco, in regards to the defaults and cross defaults that existed at December 31, 2007.  As of March 31, 2008, we were in compliance with these loan covenants.

Management’s plans with the objective of improving liquidity and profitability in future years encompass the following:

•

refinancing debt where possible to obtain more favorable terms.

•

increase facility occupancy, add additional management contracts and expand our home health operations

•

engaged GCC Capital Group and Prospect Financial Advisors to assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources to fund the Company’s  strategic business plan.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability.  However, there can be no assurance that such events will occur.

These financial statements do not contain any adjustments which might result based on the outcome of these uncertainties.

NOTE 3.

SEGMENTS

For the three months ended March 31, 2008 and 2007, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Three-months ended March 31, 2008:
Net Revenue	5,839	626	6,465	-	(472)	5,993
Net Income (Loss)	(163)	24	(139)	-	-	(139)
Total Assets	21,980	2,349	24,329	-	-	24,329
Capital Spending	157	-	157	-	-	157

Three-months ended March 31, 2007:
Net Revenue	5,399	814	6,213	-	(389)	5,824
Net Income (Loss)	(171)	47	(124)	(11)	-	(135)
Total Assets	21,530	2,380	23,910	877	-	24,787
Capital Spending	103	2	105	-	-	105

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

NOTE 4.

INCENTIVE STOCK OPTIONS (Continued)

In May, 2007, the Company granted 199,000 options to officers, directors and employees of the Company under a 2005 shareholder approved plan.  The total number of shares, which are available under the plan, is 200,000 with an option price of $1.50 per share.  Each stock option granted under the plan shall expire not more than 5 years from the date that the option is granted.

A summary of the status of the Company’s employee stock options as of March 31, 2008 is presented below:

		Weighted
		Average
	March 31,	Exercise
	2008	Price
Beginning	294,200	$1.82
Granted	-	-
Forfeited	-	-
Exercised	-	-
Ending	294,200	$1.82
Options exercisable	133,600	$2.21

The weighted-average remaining contractual term of stock options outstanding and stock options exercisable at March 31, 2008 was approximately 3.5 years.  The options outstanding and stock options exercisable had no aggregate intrinsic value at March 31, 2008.

NOTE 5.

CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  As of March 31, 2008, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

NOTE 6.

DISCONTINUED OPERATIONS

On September 6, 2007, the Company completed the disposition of assets held by Hearth & Home of Marion, a wholly owned subsidiary of the company.  The Company discontinued the operations of Hearth & Home of Marion in November, 2003, and entered a land installment contract in January, 2004, to sell the assets of Hearth & Home of Marion for $1,600,000.

NOTE 7.

FAIR VALUE MEASUREMENTS

As of March 31, 2008, the Company has a forward purchase contract requiring the Company to offer to the purchase the remaining minority interest of one of its subsidiaries.  The liability is recorded at the greater of the interest holders’ cash basis or fair value.  When valuing the forward purchase contract, the Company assessed the value of the subsidiary by applying the discounted cash flow method and net asset value method of its subsidiary.  After determining the value of the subsidiary, the Company multiplied the subsidiary’s fair value by the remaining minority interest.   Since the inputs (such as the business assets and liabilities) of the subsidiary can be corroborated by observable market data consisting of similar businesses in the same industry, the Company has categorized these inputs as Level 2 inputs.  There were no changes in fair value during the quarter ended March 31, 2008.

NOTE 8.

SUBSEQUENT EVENT

On May 15, 2008, the Company entered into an agreement to acquire 99% of New Lincoln Lodge in exchange for the outstanding note receivable, $12,500 in cash and 1% ownership to the current owner of the business.  The Company expects to recognize a gain on this transaction of approximately $500,000 during the second quarter, 2008.  This agreement is the result of the letter of intent signed on March 7, 2008, as disclosed in the Company’s 10-KSB filed on March 31, 2008.

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

We have implemented changes at our skilled nursing centers to improve occupancy and revenue.  We have recently completed renovations at all three facilities and continue to focus our attention towards providing care to more patients covered by Medicare where our profit margins are typically higher.  For the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, overall occupancy in our skilled nursing centers increased approximately 4%.  Occupancy in our assisted living centers increased 9% during the same period.

In September 2007, our home health division began to reduce visits provided to patients where our reimbursement provided very little profit margin.  The reduction in visits resulted in a corresponding reduction in expenses.  While this may result in an overall lower number of patient visits and overall lower revenue, it should eventually further improve our profit margin in this division.

Results of Operations

Three months ended March 31, 2008 as compared to three months ended March 31, 2007

Revenue

	March 31, 2008	March 31, 2007	Increase/ (Decrease)	% Change
Patient care revenue	$5,568,061	$5,366,640	$201,421	3.8%
Management, consulting and development fee revenue	424,481	457,708	(33,227)	(7.3)%
	$5,992,542	$5,824,348	$168,194	2.9%

For the periods compared, patient care revenue increased approximately $201,000 or 3.8%. Average occupancy levels in our skilled nursing centers increased nearly 4% while occupancy in our assisted living centers increased over 9%.  Charges for privately paying residents at our assisted living and skilled nursing facilities were increased approximately 5% effective January 1, 2008.  Home health revenue declined as a result of reducing services provided to payers that are not profitable or only marginally profitable.  Payroll and related payroll costs were reduced accordingly to offset the reduced revenue.  Management, consulting and development fee revenue decreased approximately $33,000 or 7.3% as a result of lower development and consulting revenue together with lower billable expenses provided to our managed properties which was offset in lower payroll and related payroll costs.

Operating Expenses

	March 31, 2008	March 31, 2007	Increase/ (Decrease)	% Change
Payroll and related payroll costs	$3,587,397	$3,688,575	$(101,178)	(2.7)%
Other operating expenses	2,023,256	1,779,752	243,504	13.7%
Depreciation and amortization	226,694	202,903	23,791	11.7%
	$5,837,347	$5,671,230	$166,117	2.9%

Operating expenses for the three months ended March 31, 2008 increased $166,117 or 2.9%.  Payroll and related payroll costs for the three months ended March 31, 2008 decreased $101,178 or 2.7%.  This is primarily the result of reduced payroll expenses at our home health agency as a result of reducing services provided to payers that are not profitable or only marginally profitable. These savings were partially offset by employee wages which have increased approximately 3% as a result of annual wage increases.  Additionally, administrative staff has increased in the areas of management information systems and human resources in order to satisfy the increasing demands on these departments.  Other operating expenses increased $243,504 or 13.7%, due to increased expenses for audit services, public relations and financial advisors all a result of our public company status.  The increase is also attributed to increased supply usage as a result of higher occupancy in our assisted living facilities, inflationary increases in supply costs, therapy services and pharmacy supplies provided to residents of our skilled nursing centers.  These increases are somewhat offset by increased patient care revenue.

Depreciation and amortization expense increased $23,791 or 11.7% primarily to additional assets placed into service during the year.

Income from Continuing Operations

Income from continuing operations for the three months ended March 31, 2008 was $155,195.  Compared to the three months ended March 31, 2007 of $153,118, this represents an increase of $2,077.  This is primarily due to:  increased revenue as a result of higher occupancies in our skilled nursing and assisted living facilities offset by higher operating expenses.

Other Income and Expense

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, interest income decreased $7,447 as a result of less interest earned on bank accounts.  Interest expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, decreased $21,721 or 8.8% as a result of lower interest rates on our variable rate loans.

Summary

Loss before taxes and discontinued operations for the three months ended March 31, 2008 was $128,826 compared to a net loss of $124,206 for the three months ended March 31, 2007, a decrease of $4,620 or 3.7%.  This is the result of improved occupancy at our assisted living and skilled nursing centers offset by higher operating expenses.

The income tax expense of $10,642 recognized for three months ended March 31, 2008 is related to the amortization of purchased goodwill under Internal Revenue Code section 197.

The sale of our discontinued operations was completed in September 2007 and therefore there were no discontinued operations activity for the three months ended March 31, 2008.

Net loss for the three months ended March 31, 2008, was $139,468 compared to a net loss for the three months ended March 31, 2007, of $134,777.

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

Overview

We had negative net working capital as of March 31, 2008 of approximately $1,123,000 as compared to negative net working capital of approximately $1,167,000 for the year ended December 31, 2007, an improvement of approximately $44,000.  The majority of our negative net working capital is the result of our forward purchase contract, which matures in October, 2008.

We have a forward purchase contract to acquire the outstanding limited liability company interest in Hearth & Home of Van Wert by October 2008.  The fair value of this contract is $900,000 as of December 31, 2007.  If the partners of the subsidiary accept the offer, we plan to satisfy this contract with proceeds from refinancing our Hearth & Care of Greenfield property to which will return cash to the Company that was invested to complete the construction and remodel project.  There can be no assurances that such financing will be available at that time to satisfy this commitment.

During the fourth quarter 2006, the Company terminated the contract of a construction firm that had been engaged to complete renovations on its nursing facility, Hearth & Care of Greenfield.  Subsequently, the contractor filed a claim against the Company alleging damages of approximately $376,000 for terminating the contract.  In addition, other subcontractors also sought judgment against Hearth & Care of Greenfield.  The claims filed by the contractor and some of the subcontractors have been released with the exception of two subcontractors with claims of approximately $27,000.  We believe the claims are without merit and intend to continue to vigorously defend our position. The ultimate outcome of these claims cannot presently be determined. However, in our opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter, have not been reflected in the financial statements.  Other subcontractors and materialmen may assert similar claims but have not yet done so, also the contractor has contractually assumed responsibility for any additional claims as yet unasserted.

We currently do not have a line of credit available from any banks to assist with cash flow.  We are currently working with lenders to secure a line of credit but we have not received firm commitments in this regard.  We anticipate that our cash flow from our subsidiaries will continue to be sufficient to fund their operating cash needs.

We plan to improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, add additional management contracts and expand our home health operations and 3) engaged GCC Capital Group and Prospect Financial Advisors to assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources to fund the Company’s strategic business plan.

Notes Payable and Other Debt

Our debt instruments contain various financial covenants and other restrictions including requirements for the following: minimum income and cash flow, debt service coverage, tangible net worth and working capital requirements.  Many of these debt instruments also contain cross default provisions and limitations on the amount of additional debt we can raise.  We were not in compliance with loan covenants on the following loans at December 31, 2007:

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

In connection with the financing and loan agreement used to re-finance two assisted living properties located in Springfield, Ohio and one in Urbana, Ohio, the properties are required on an annual basis to maintain a minimum tangible net worth which shall be increased each year by the cumulative net earnings of the properties and maintain a debt service coverage ratio of at least 1.4.  As of March 31, 2008, we were in compliance with these loan covenants.

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities and financing activities such as equity offerings and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  Accounts receivable collections in the health care industry can be very complex processes.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can be long.  On average, accounts receivable were outstanding nearly 38 days before collection as of March 31, 2008 and nearly 37 days as of December 31, 2007.  The status of accounts receivable collections is monitored very closely by our senior management.

Three months ended March 31, 2008

Net cash provided by operating activities for the three months ended March 31, 2008 was $7,998 consisting primarily of increases in accounts receivable and other assets offset by reductions in prepaid expenses and an increase in accounts payable.

Net cash provided by investing activities for the three months ended March 31, 2008 was $73,438.  This is a result of cash released by our bank from restricted cash partially offset by purchases of additional equipment.  On November 20, 2006, we entered into an agreement for the extension of the letter of credit for Community’s Hearth & Home.  The letter of credit was to expire on December 15, 2006.  As an inducement to WesBanco to secure the extension, we were required to put on deposit with WesBanco $500,000 in an interest bearing account.  The funds were held by WesBanco until a replacement letter of credit was secured.  In September 2007, a replacement letter of credit was secured with The Huntington National Bank.  Huntington also required a deposit to secure the letter of credit and increased the required deposit by $125,000 to $625,000.  The terms of the letter of credit with Huntington require Huntington to release the deposit in increments of $125,000 once the properties achieve certain performance benchmarks.  In March, 2008, The Huntington National Bank released $250,000.  Their decision to release funds was based on the financial performance of Community’s Hearth & Home and compliance with certain loan covenants.

Net cash used in financing activities was $122,061 for the three months ended March 31, 2008.  This is the result of routine repayments on notes payable

Three months ended March 31, 2007

Net cash used in operating activities for the three months ended March 31, 2007 was $91,499 and consisted primarily of net operating losses.  A decrease in accounts payable and accrued expenses as a result of our semi annual worker’s compensation premium was offset by increased accounts receivable collections and non-cash expenses for depreciation and amortization and minority interest.

Net cash used in investing activities for the three months ended March 31, 2007 was $167,854.  This was the result property and equipment additions.  Additionally, the decrease in restricted cash was the result of cash used from our HUD escrowed reserves for the payment of property taxes and liability insurance.  This was somewhat offset by additional deposits to the reserves.

Net cash used in financing activities was $68,687 for the three months ended March 31, 2007.  This is primarily the result of routine repayments on notes payable offset by notes payable proceeds and cash received upon the exercise of warrants.

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

None

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

The Company filed the following Reports on Form 8-K during the three months ended March 31, 2008:

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

April 1, 2008	Press release announcing earnings results for the year ended December 31, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  May 15, 2008

/s/ Gary L. Wade

Chief Executive Officer

Date:  May 15, 2008

/s/ Scott Cunningham

Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Gary L. Wade certify, that:

1.

I have reviewed this quarterly report on Form 10-QSB of AdCare Health Systems, Inc.;

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

Date: May 15, 2008	By	/s/Gary L. Wade
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Scott Cunningham, certify, that:

1.

I have reviewed this quarterly report on Form 10-QSB of AdCare Health Systems, Inc.;

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

Date: May 15, 2008	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 15, 2008	By:	/s/ Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 15, 2008	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer