Form 10-Q
period 2008-08-14
ADCARE HEALTH SYSTEMS INC
filed 2008-08-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 333-131542

AdCare Health Systems, Inc.

(Exact name of registrant as specified in its charter)

Ohio (State or Other Jurisdiction of Incorporation)	31-1332119 (IRS Employer Identification Number)

5057 Troy Rd, Springfield, OH 45502-9032

(Address of principal executive offices)

(937) 964-8974

(Registrant’s telephone number)

NA

(Former name, former address, or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and or “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☑

The number of shares of the registrant’s common stock outstanding as of August 14, 2008:  3,786,129.

AdCare Health Systems, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets:
Cash	$ 1,053,332	$ 926,625
Certificate of deposit, restricted	214,363	209,637
Accounts receivable:
Long-term care resident receivables, net	2,041,199	2,115,364
Management, consulting and development receivables, net	256,086	259,778
Advances and receivables from affiliates	21,187	27,558
Prepaid expenses and other	581,074	453,219
Total current assets	4,167,241	3,992,181

Restricted Cash	712,369	973,975
Property and Equipment, Net	16,965,197	14,425,868
Note Receivable, Net	-	221,413
License, Net	1,189,307	1,189,307
Goodwill	2,638,193	2,638,193
Other Assets	1,033,726	1,050,506
Total assets	$ 26,706,033	$ 24,491,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 724,588	$ 773,279
Current portion of notes payable to stockholder	9,432	9,026
Accounts payable	1,531,418	1,416,313
Accrued expenses	1,901,010	2,060,222
Forward purchase contract	900,000	900,000
Total current liabilities	5,066,448	5,158,840

Notes Payable and Other Debt, Net of Current Portion	15,217,668	12,813,338
Notes Payable to Stockholder, Net of Current Portion	801,776	810,084
Other Liabilities	480,521	559,509
Deferred Tax Liability	21,284	-
Minority Interest in Equity of Consolidated Entities	291,411	255,070
Total liabilities	21,879,108	19,596,841

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
3,786,129 shares authorized; 3,786,129 shares issued and outstanding	14,112,424	14,063,956
Accumulated deficit	(9,285,499)	(9,169,354)
Total stockholders' equity	4,826,925	4,894,602
Total liabilities and stockholders' equity	$ 26,706,033	$ 24,491,443

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Patient care revenues	$ 5,574,114	$5,457,475	$11,142,175	$10,824,117
Management, consulting and development fee revenue	442,422	414,902	866,903	872,609
Total revenue	6,016,536	5,872,377	12,009,078	11,696,726

Expenses:
Payroll and related payroll costs	3,697,477	3,653,871	7,284,874	7,342,447
Other operating expenses	2,113,128	1,924,627	4,136,385	3,704,381
Depreciation and amortization	206,324	169,683	433,018	340,087
Total expenses	6,016,929	5,748,181	11,854,277	11,386,915

Income (Loss) from Continuing Operations	(393)	124,196	154,801	309,811
Other Income (Expense):
Interest income	5,096	16,728	14,228	33,308
Interest expense, others	(393,358)	(289,373)	(619,710)	(569,945)
Interest expense, related parties	(13,574)	(17,726)	(28,446)	(35,683)
Minority interest in earnings (losses) of
consolidated entities	22,241	(36,134)	(29,689)	(64,008)
	(379,595)	(326,505)	(663,617)	(636,328)

Gain on Acquisition	413,593	-	413,593	-
Income (Loss ) From Continuing Operations Before
Income Taxes	33,605	(202,309)	(95,223)	(326,517)
Income Tax Expense	(10,642)	-	(21,284)	-
Income (Loss) From Continuing Operations	22,963	(202,309)	(116,507)	(326,517)

Discontinued Operations:
Loss from discontinued operations	-	(10,571)	-	(21,140)
Net Income (Loss)	$ 22,963	$ (212,880)	$ (116,507)	$ (347,657)

Net Income (Loss) Per Share, Basic:
Continuing operations	$ 0.01	$ (0.05)	$ (0.03)	$ (0.09)
Discontinued operations	-	-	-	-
	$ 0.01	$ (0.05)	$ (0.03)	$ (0.09)
Net Income (Loss) Per Share, Diluted:
Continuing operations	$ 0.01	$ (0.05)	$ (0.03)	$ (0.09)
Discontinued operations	-	-	-	-
	$ 0.01	$ (0.05)	$ (0.03)	$ (0.09)
Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129	3,786,129	3,786,129
Diluted	5,609,196	3,786,129	3,786,129	3,786,129
See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six-Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net Loss	$ (116,507)	$ (347,657)
Add back: loss from discontinued operations	-	(10,571)
Net loss from continuing operations	$ (116,507)	$ (358,228)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	433,018	340,087
Warrants issued for services	55,105	8,123
Stock option compensation expense	19,151	6,330
Minority interest	29,689	64,008
Note receivable forgiveness exchanged for rent	9,000	18,000
Gain on acquisition	(413,593)	-
Changes in certain assets and liabilities:
Accounts receivable	78,627	(86,624)
Prepaid expenses and other	153,084	(192,513)
Other assets	780	(9,645)
Accounts payable and accrued expenses	(114,350)	(65,862)
Income tax liability	21,284	-
Other liabilities	(97,485)	75,926
Net cash provided by (used in) operating activities of continuing operations	57,803	(200,398)
Net cash used in operating activities of discontinued operations	-	(4,278)
Net cash provided by (used in) operating activities	57,803	(204,676)
Cash flow from investing activities:
Proceeds from the sale of assets net of associated costs	2,500	-
Purchase of property plant and equipment	(226,160)	(569,895)
Net cash used in investing activities	(223,660)	(569,895)
Cash flows from financing activities:
Amortization of bond issuance costs	144,475	69,196
Decrease in restricted cash	276,693	8,248
Proceeds from notes payable	-	54,000
Cash received upon exercise of warrants	-	20,000
Repayment of notes payable to stockholder	-	(4,646)
Prepaid Financing Costs	111,984	-
Repayment on notes payable	(240,588)	(201,524)
Net cash provided by (used in) financing activities of continuing operations	292,564	(54,726)
Net cash provided by (used in) financing activities of discontinued operations:
Repayment on notes payable of discontinued operations	-	(4,739)
Net cash used in financing activities	292,564	(59,465)

Net Increase (Decrease) in Cash	126,707	(834,036)
Cash, Beginning	926,625	2,136,414
Cash, Ending	$ 1,053,332	$ 1,302,378

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for Interest	$ 265,760	$ 523,939
Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ 9,000	$ 18,000
Acquisition of assets in exchange for note forgiveness	$ 2,808,736	$ -
See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited

Consolidated Financial Statements

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Patient Care Receivables and Revenues

Patient care accounts receivable and revenues for the Company are recorded in the month that services are provided. For private patients, accounts receivable with invoice dates greater than 30 days are considered delinquent but are not charged interest. The Company provides services to certain patients under contractual arrangements with the Medicare and Medicaid programs. Amounts paid under these contractual arrangements are subject to review and final determination by the appropriate government authority or its agent.  In the opinion of management, an adequate provision was made in the consolidated financial statements for any adjustments resulting from the respective government authorities’ review.

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

Earnings per Share

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (SFAS 128) requires the presentation of basic and diluted earnings per share.  For the three months ended June 30, 2008, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.

For the three and six-month periods ended June 30, 2007, the total number of shares that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive was 3,054,549.  For the six-months ended June 30, 2008, the total number of shares that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive was 1,880,399.

Licenses

The Company has capitalized the cost of acquiring operating licenses in connection with the acquisitions of The Pavilion and Greenfield.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the licenses are tested for impairment annually.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. No tax provision was recorded for the income incurred for the six months ended June 30, 2008 since the Company recorded a 100% valuation allowance against otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing of ultimate realization of the benefits of net operating loss carry forwards in future periods.  Income taxes are allocated to each company based on earnings of each company.

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

Reclassification

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company incurred a net loss of approximately $116,000 and $348,000 for the six months ended June 30, 2008 and 2007, respectively, and has negative working capital of approximately $899,000 at June 30, 2008.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.  The increase in the Company’s negative net working capital is due primarily to the current maturity of the $900,000 Forward Purchase Contract.  The Company plans to satisfy this obligation by using proceeds from the refinancing of the Hearth & Care of Greenfield project.  The refinancing was completed during July, 2008.

At December 31, 2007, the Company was not in compliance with certain financial covenants contained in loan agreements with WesBanco.  On March 21, 2008, the Company obtained waivers from their primary lender, WesBanco, in regards to the defaults and cross defaults that existed at December 31, 2007.  As of June 30, 2008, the Company was in compliance with these loan covenants.

NOTE 2.

LIQUIDITY AND PROFITABILITY (continued)

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

NOTE 3.

SEGMENTS

For the six months ended June 30, 2008 and 2007, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Three-months ended June 30, 2008:
Net Revenue	5,819	648	6,467	-	(451)	6,016
Net Income (Loss)	(18)	41	23	-	-	23
Capital Spending	69	-	69	-	-	69

Three-months ended June 30, 2007:
Net Revenue	5,463	846	6,309	-	(437)	5,872
Net Income (Loss)	(266)	64	(202)	(11)	-	(213)
Capital Spending	440	2	442	-	-	442

Six-months ended June 30, 2008:
Net Revenue	11,658	1,274	12,932	-	(923)	12,009
Net Income (Loss)	(181)	65	(116)		-	(116)
Total Assets	24,316	2,390	26,706		-	26,706
Capital Spending	226		226			226

Six-months ended June 30, 2007:
Net Revenue	10,862	1,660	12,522	-	(825)	11,697
Net Income (Loss)	(437)	110	(327)	(21)	-	(348)
Total Assets	21,804	2,434	24,238	865	-	25,103
Capital Spending	566	4	570	-	-	570

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

A summary of the status of the Company’s employee stock options as of June 30, 2008 is presented below:

		Weighted
		Average
	June 30,	Exercise
	2008	Price
Beginning	294,200	$1.82
Granted	-	-
Forfeited	-	-
Exercised	-	-
Ending	294,200	$1.82
Options exercisable	172,400	$2.05

The weighted-average remaining contractual term of stock options outstanding and stock options exercisable at March 31, 2008 was approximately 3.5 years.  The options outstanding and stock options exercisable had no aggregate intrinsic value at June 30, 2008.

NOTE 5.

CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  As of June 30, 2008, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

NOTE 6.

DISCONTINUED OPERATIONS

On September 6, 2007, the Company completed the disposition of assets held by Hearth & Home of Marion, a wholly owned subsidiary of the company for $1,300,000.

NOTE 7.

FAIR VALUE MEASUREMENTS

As of June 30, 2008, the Company has a forward purchase contract requiring the Company to offer to purchase the remaining minority interest of one of its subsidiaries.  The liability is recorded at the greater of the interest holders’ cash basis or fair value.  When valuing the forward purchase contract, the Company assessed the value of

NOTE 7.

FAIR VALUE MEASUREMENTS (continued)

the subsidiary by applying the discounted cash flow method and net asset value method of its subsidiary.  After determining the value of the subsidiary, the Company multiplied the subsidiary’s fair value by the remaining minority interest.   Since the inputs (such as the business assets and liabilities) of the subsidiary can be corroborated by observable market data consisting of similar businesses in the same industry, the Company has categorized these inputs as Level 2 inputs.  There were no changes in fair value during the quarter ended June 30, 2008.

NOTE 8.

DEBT

On June 26, 2008, financing was obtained to replace the bonds in place at Community’s Hearth & Home.  The new financing is through HUD with the following terms:  principal amount of $4,006,500, interest rate of 6.65%, and a repayment term of 35 years.

NOTE 9.

SENIOR LIVING FACILITY ACQUISITION

On March 7, 2008, the Company entered into a letter of intent to acquire 99% of The New Lincoln, Ltd. effective April 1, 2008.  The sole asset of The New Lincoln, Ltd. is the New Lincoln Lodge Retirement Residence which is a 49 unit assisted living residence located in Columbus, Ohio.  The Company completed the transaction on May 15, 2008.

The consideration paid by the Company to NLL was approximately $2,392,000 consisting of $12,500 in cash, the residual value of the Company’s note receivable of approximately $218,000, 1% ownership of NLL which the Company has valued at approximately $6,600, liabilities assumed of approximately $2,144,000 and 25,000 warrants to purchase the Company’s stock at a price equal to the stock price of $1.21.  Preliminarily, the Company has estimated the value of these warrants to be approximately $10,500 using the Black-Scholes option-pricing model.

Additionally, the Company granted an option and right of first refusal to the seller.  The terms of the agreement include an option to purchase the NLL for a period of two years ending on April 1, 2010 at a price equal to $2,750,000 plus any capital expenditures, cash loans, and refinancing charges made to refinance the property.  The Company also granted a right of first refusal for an additional three years ending on April 1, 2013 in the event the seller does not exercise its option to purchase by April 1, 2010.  The right of first refusal grants the seller the opportunity to meet any offer to purchase the property for a period of sixty days from the time the offer is made.  The Company has treated this option and right of first refusal as a contingent liability but has not recorded a liability due to the low probability that the option or right of first refusal will be exercised.

Following is a condensed balance sheet showing assets acquired and liabilities assumed as of the date of acquisition:

April 1, 2008
Cash	$ 19,813
Prepaid expenses and other	12,246
Restricted cash	36,677
Property, Plant & Equipment	2,740,000
Assets Acquired	2,808,736

Current portion of notes payable and other debt	$(86,499)
Accounts payable and accrued expenses	(88,740)
Notes payable and other debt, net of current portion	(1,968,343)
Liabilities Assumed	$(2,143,582)
Net assets acquired	$ 665,154

NOTE 9.

SENIOR LIVING FACILITY ACQUISITION (continued)

The following unaudited pro forma summary presents consolidated financial information for the year ended December 31, 2007 as if the acquisition had occurred on January 1, 2007.  The unaudited pro forma summary presents consolidated financial information for the three months ended March 31, 2008 as if the acquisition had occurred on January 1, 2008.

	March 31, 2008	December 31, 2007
Revenue	$ 6,151,710	$ 24,245,000
Expenses	6,304,851	25,200,655
Income Before Discontinued Operations, Income Taxes and Gain	(153,141)	(955,655)
Income Tax Benefit	-	178,415
Income Tax Expense	(10,642)	-
Gain on Acquisition	413,593	419,552
Income (Loss) from continuing operations	249,810	(357,688)

Discontinued Operations:
Income from discontinued operations (including gain on disposal)	-	587,039
Provision for income taxes	-	(178,415)
	-	408,624

Net Income	$ 249,810	$ 50,936

Net Income Per Share, Basic and Diluted:
Continuing operations	$ 0.07	$ (0.09)
Discontinued operations	-	0.11
	$ 0.07	$ 0.02

Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129
Diluted	3,786,129	3,786,129

NOTE 10.

SUBSEQUENT EVENTS

On July 24, 2008 an existing shareholder loan for Assured Home Health was refinanced with Huntington National Bank with the following terms:  principal amount $760,000, interest rate of prime plus 1.5% (currently 6.5%), and a repayment term of 49 months.

On July 29, 2008, the Company closed on a loan to refinance the construction loan for Hearth & Care at Greenfield.  The new financing is a HUD insured loan with the following terms:  principal amount of $2,513,500, interest rate of 6.5%, and a repayment term of 30 years.  At the closing of the financing, the Company received approximately $800,000 in cash that it had invested in the renovations of the property over the past two and a half years.

The Company has accounted for these refinance transactions in accordance with APB Opinion Number 26, “Early Extinguishment of Debt” as amended by Statement of Financial Accounting Standard 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and Emerging Issues Task Force Issue 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  The transactions did not result in the recognition of a material gain or loss as a result of debt extinguishment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio. We currently manage sixteen facilities, comprised of six skilled nursing centers, seven assisted living residences and three independent living/senior housing facilities, totaling over 850 beds.

We have an ownership interest in eight of the facilities we manage, comprised of 100% ownership of two of the skilled nursing centers and one assisted living facility, 99% ownership in one independent living facility as well as a 50% ownership of four of the assisted living facilities. The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is...” We also maintain a development/consulting initiative which is strategic in providing potential management opportunities to our core long-term care business. AdCare Health Systems, Inc.® and Hearth & Home® are registered trademarks. All of our properties are located within the State of Ohio.

Our business operates in two segments: (1) management and facility-based care and (2) home-based care. In our management and facility-based care segment, we derive revenues from three primary sources. We operate and have ownership interests in eight facilities for which we collect fees from the residents of those facilities. Profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with operating those facilities. We also manage assisted living facilities and nursing homes owned by third parties. With respect to these facilities, we receive a management fee based on the revenue generated by the facilities. Within our management facility-based care segment, we provide development, consulting and accounting services to third parties. In these instances, we receive a fee for providing those services. These fees vary from project to project, with the development fee in most cases being based on a percentage of the total cost to develop the project.

We have implemented changes at our skilled nursing centers to improve occupancy and revenue.  We have recently completed renovations at all three facilities with additional renovations planned during 2008 and 2009.  We continue to focus our attention towards providing care to more patients covered by Medicare where our profit margins are typically higher than those of Medicaid.  For the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, overall occupancy in our skilled nursing centers increased 1.3% and occupancy in our assisted living centers increased 2.6%.

Our home health division has reduced and, in most cases, eliminated services to patients where our reimbursement provided very little profit margin.  This has resulted in a lower number of patient visits and lower revenue.  The majority of the reduced revenue has been offset by lower payroll and related expenses.  The benefits of this change have been offset by overall lower visits than anticipated.  We are in the process of utilizing our home health services in our assisted living and independent living properties creating cross selling opportunities which will further enhance our revenue.  These needs had previously been satisfied by other home health agencies.

On May 15, 2008, we completed our acquisition of the New Lincoln Lodge.  This acquisition was effective April 1, 2008.  Consequently, many of the expense areas in our income statement have increased.  The New Lincoln Lodge is a 49 unit retirement community located in Columbus, Ohio.  For further information on this acquisition, please review our 8-K filed on May 19, 2008 and amended on July 29, 2008.

On June 26, 2008 we completed the refinancing of our three assisted living properties known as Community’s Hearth & Home.  This refinancing replaced our adjustable rate demand taxable notes, series 2002 Bonds in the original principal amount of $4,200,000 obtained 2002.  Interest on the note was indexed at the LIBOR rate.  We refinanced this debt with two HUD insured loans at a fixed interest rate of 6.65% with a 35 year amortization.  The new financing consists of two loans, one for the two Springfield, Ohio properties and one for the Urbana, Ohio property.  The loans are in the amount of $1,863,800 and $2,142,700, respectively, and total $4,006,500.  As a result of this refinancing, in June 2008, we recognized the balance of the unamortized financing costs of approximately $106,000 from the 2002 Bond financing.  Additionally, Huntington National Bank released the balance of cash previously pledged to secure a letter of credit related to the 2002 financing.

Results of Operations

Three months ended June 30, 2008 as compared to three months ended June 30, 2007

Revenue

	June 30, 2008	June 30, 2007	Increase	% Change
Patient care revenue	$5,574,114	$5,457,475	$116,639	2.1%
Management, consulting and development fee revenue	442,422	414,902	27,520	6.6%
	$6,016,536	$5,872,377	$144,159	2.5%

For the periods compared, patient care revenue increased approximately $116,600 or 2.1%. Average occupancy levels in our skilled nursing centers and assisted living centers increased nearly 3%.  Charges for privately paying residents at our assisted living and skilled nursing facilities were increased approximately 5% effective January 1, 2008.  Home health revenue declined primarily as a result of reducing services provided to payers that are not profitable or only marginally profitable.  Payroll and related payroll costs were reduced accordingly to offset the reduced revenue.  Additionally, patient care revenue increased due to the acquisition of the New Lincoln Lodge effective April 1, 2008.  Management, consulting and development fee revenue increased approximately $27,500 or 6.6% as a result of higher management fees on our managed properties.

Operating Expenses

	June 30, 2008	June 30, 2007	Increase	% Change
Payroll and related payroll costs	$3,697,477	$3,653,871	$43,606	1.2%
Other operating expenses	2,113,128	1,924,627	188,501	9.8%
Depreciation and amortization	206,324	169,682	36,642	21.6%
	$6,016,929	$5,748,180	$268,749	4.7%

Operating expenses for the three months ended June 30, 2008 increased $268,749 or 4.7%.  Payroll and related payroll costs for the three months ended June 30, 2008 increased $43,600 or 1.2%.  The acquisition of New Lincoln Lodge contributed to the increase payroll and related costs.  Increased administrative staff expense and higher payroll expense at our assisted living centers was partially offset by lower payroll expense at our home health agency and skilled nursing centers.  Payroll expense at our home health agency was lower as a result of discontinuing services provided to payers that are not profitable or only marginally profitable. These savings were partially offset by employee wages which have increased approximately 3% as a result of annual wage increases.  Administrative staff has increased in the areas of management information systems and human resources in order to satisfy the increasing demands on these departments.

Other operating expenses increased approximately $188,500 or 9.8%.  Approximately $85,000 of the increase is the result of the acquisition of the New Lincoln Lodge.  The increase is also due to increased supply usage as a result of higher occupancy in our assisted living facilities, inflationary increases in supply costs, therapy services and pharmacy supplies provided to residents of our skilled nursing centers.  These increases are somewhat offset by increased patient care revenue.  Monthly expenses for our financial advisors also contributed to the increase.

Depreciation and amortization expense increased $36,642 or 21.6% due primarily to additional assets placed into service and their related depreciation expense.

Income (Loss) from Continuing Operations

Loss from continuing operations for the three months ended June 30, 2008 was $393.  Compared to the three months ended June 30, 2007 income of $124,196, this represents a decrease of $124,589.  This is primarily due to the consolidation of the New Lincoln Lodge and higher Other Operating Expenses.

Other Income and Expense

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, interest income decreased $11,600 as a result of less interest earned on bank accounts.  Interest expense for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, increased $103,982 or 35.9% as a result of New Lincoln Lodge’s interest expense somewhat offset by lower interest expense on our variable rate loans as well as the recognition of the balance of the unamortized financing costs associated with our 2002 financing of Community’s Hearth of $106,000 which was a result of refinancing the related debt.

Summary

Income from continuing operations before income taxes for the three months ended June 30, 2008 was $33,605 compared to a net loss of $202,309 for the three months ended June 30, 2007, an increase of approximately $235,900 or 116.6%.  This is primarily the result of the gain we recognized upon our acquisition of the New Lincoln Lodge of approximately $414,000 partially offset by other losses of approximately $380,000.  The loss is due to increased supply usage as a result of higher occupancy in our assisted living facilities, inflationary increases in supply costs, therapy services, pharmacy supplies provided to residents of our skilled nursing centers, and monthly expenses for our financial advisors.  Additionally, the losses were the result of the recognition of unamortized financing costs associated with our 2002 financing of Community’s Hearth & Home of approximately $106,000.  Increased revenue was not enough to offset the increased expenses.

Income tax expense of $10,642 recognized for three months ended June 30, 2008 is related to the amortization of purchased goodwill under Internal Revenue Code section 197.

Net income for the three months ended June 30, 2008, was $22,963 compared to a net loss for the three months ended June 30, 2007, of $212,880.

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

Revenue

	June 30, 2008	June 30, 2007	Increase/ (Decrease)	% Change
Patient care revenue	$11,142,175	$10,824,117	$318,058	2.9%
Management, consulting and development fee revenue	866,903	872,609	(5,706)	(0.7)%
	$12,009,078	$11,696,726	$312,352	2.7%

For the period ended June 30, 2008, patient care revenue increased approximately $318,000 or 2.9%. Average occupancy levels in our skilled nursing centers declined by 1.8% while our assisted living centers increased 3.4%.  Charges for privately paying residents at our assisted living and skilled nursing facilities were increased approximately 5% effective January 1, 2008.  Home health revenue declined $385,000 as a result of reducing services provided to payers that are not profitable or only marginally profitable.  Payroll and related payroll costs were reduced accordingly to offset the reduced revenue.  This decline in revenue was more than offset by higher overall revenue in our assisted living and skilled nursing centers.  Additionally, patient care revenue increased due to the acquisition of the New Lincoln Lodge effective April 1, 2008.  Management, consulting and development fee revenue decreased approximately $5,700 or .7% as a result of higher management fees on our managed properties offset by lower development fees.

Operating Expenses

	June 30, 2008	June 30, 2007	Increase/ (Decrease)	% Change
Payroll and related payroll costs	$ 7,284,874	$ 7,342,447	$(57,573)	(.08)%
Other operating expenses	4,136,385	3,704,381	432,004	11.7%
Depreciation and amortization	433,018	340,087	92,931	27.3%
	$11,854,277	$11,386,915	$467,362	4.1%

Operating expenses for the six months ended June 30, 2008 increased $467,362 or 4.1%.  Payroll and related payroll costs for the six months ended June 30, 2008 decreased $57,573 or .8%.  Payroll expense at our home health agency was lower as a result of discontinuing services provided to payers that are not profitable or only marginally profitable.  These reduced costs were somewhat offset by employee wages which have increased approximately 3% as a result of annual wage increases, increased administrative staff expense and the acquisition of New Lincoln Lodge.  Administrative staff has increased in the areas of management information systems and human resources in order to satisfy the increasing demands on these departments.  Additionally, we recognized approximately $12,000 in stock option compensation expense as a result of our May 2007 stock option awards that we did not have as of June 30, 2007.

Other operating expenses increased $432,004 or 11.7%.  Approximately $85,000 of the increase is the result of the acquisition of the New Lincoln Lodge.  The increase is also due to increased supply usage as a result of higher occupancy in our assisted living facilities, inflationary increases in supply costs, therapy services and pharmacy supplies provided to residents of our skilled nursing centers.  These increases are somewhat offset by increased patient care revenue.  Monthly expenses for our financial advisors and public relations consultants also contributed to the increase by approximately $47,000 as a result of non cash warrant compensation expense.

Depreciation and amortization expense increased $92,931 or 27.3% due primarily to additional assets placed into service and their related depreciation expense.

Income (Loss) from Continuing Operations

Income from continuing operations for the six months ended June 30, 2008 was $154,801.  Compared to the six months ended June 30, 2007 income of $309,811, this represents a decrease of $155,010.  This is primarily due to the consolidation of the New Lincoln Lodge and higher Other Operating Expenses..

Other Income and Expense

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, interest income decreased $19,080 as a result of less interest earned on bank accounts due to lower balances.  Interest expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, increased $49,764 or 8.7% as a result of lower interest paid on our variable rate loans partially offset by New Lincoln Lodge’s interest expense and the recognition of the balance of the unamortized financing costs associated with our 2002 financing of Community’s Hearth of $106,000 which was a result of refinancing the related debt.

As a result of our acquisition of the New Lincoln Lodge, we recognized a gain of approximately $414,000 in June, 2008.

Summary

Loss from continuing operations before income taxes for the six months ended June 30, 2008 was $95,223 compared to a net loss of $326,517 for the six months ended June 30, 2007, a decrease of $231,294 or 71%.  This is primarily the result of the gain we recognized upon our acquisition of the New Lincoln Lodge of approximately $414,000 partially offset by losses of approximately $509,000.  The loss is due to increased supply usage as a result of higher occupancy in our assisted living facilities, inflationary increases in supply costs, therapy services, pharmacy supplies provided to residents of our skilled nursing centers and monthly expenses for our financial advisors.  Additionally, the losses were the result of the recognition of unamortized financing costs associated with our 2002 financing of Community’s Hearth & Home of approximately $106,000. Increased revenue was not enough to offset the increased expenses.

Income tax expense of $21,284 recognized for six months ended June 30, 2008 is related to the amortization of purchased goodwill under Internal Revenue Code section 197.

Net loss for the six months ended June 30, 2008, was $116,507 compared to a net loss for the six months ended June 30, 2007, of $347,657.

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

Overview

We had negative net working capital as of June 30, 2008 of approximately $899,000 as compared to negative net working capital of approximately $1,167,000 for the year ended December 31, 2007, an improvement of approximately $268,000.  Our negative net working capital is the result of our forward purchase contract which matures in October, 2008.

We have a forward purchase contract to acquire the outstanding limited liability company interest in Hearth & Home of Van Wert by October 2008.  The fair value of this contract is $900,000 as of December 31, 2007.  If the partners of the subsidiary accept the offer, we plan to satisfy this contract with proceeds from refinancing our Hearth & Care of Greenfield property which will return cash to the Company that was invested to complete the construction and remodel project.  On July 29, 2008, the refinance of the Hearth & Care of Greenfield property was completed and consequently the company received approximately $800,000 in cash.

During the fourth quarter 2006, the Company terminated the contract of a construction firm that had been engaged to complete renovations on its nursing facility, Hearth & Care of Greenfield.  Subsequently, the contractor filed a claim against the Company alleging damages of approximately $376,000.  The claims filed by the contractor and some of the subcontractors have been released with the exception of two subcontractors with claims of approximately $27,000.  We believe the claims are without merit and intend to continue to vigorously defend our position and, in our opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any that might result from the resolution of this matter, have not been reflected in the financial statements.  Other subcontractors and materialmen may assert similar claims but have not yet done so, also the contractor has contractually assumed responsibility for any additional claims as yet unasserted.

We currently do not have a line of credit available from any banks to assist with cash flow.  We are currently working with lenders to secure a line of credit but we have not received firm commitments in this regard.  We anticipate that our cash flow from our subsidiaries will continue to be sufficient to fund their operating cash needs.  We have established a $150,000 line of credit using funds from our non-qualified deferred compensation plan.  Members of this plan, which is only available to a select group of senior management, authorized the transfer of funds to establish the line of credit with interest accruing at 8%.  As of June 30, 2008, all $150,000 was available for use by the Company.

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

In connection with the financing and loan agreement used to re-finance two assisted living properties located in Springfield, Ohio and one in Urbana, Ohio, the properties are required on an annual basis to maintain a minimum tangible net worth which shall be increased each year by the cumulative net earnings of the properties and maintain a debt service coverage ratio of at least 1.4.  On June 26, 2008, this loan agreement was refinanced.

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities and financing activities such as equity offerings and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  Accounts receivable collections in the health care industry can be very complex processes.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can be long.  On average, accounts receivable were outstanding nearly 35 days before collection as of June 30, 2008 and nearly 37 days as of December 31, 2007.  The status of accounts receivable collections is monitored very closely by our senior management.

Six months ended June 30, 2008

Net cash provided by operating activities for the six months ended June 30, 2008 was $57,803 consisting primarily of decreases in accounts receivable and prepaid expenses offset by reductions in accounts payable and accrued expenses and other liabilities.

Net cash used in investing activities for the six months ended June 30, 2008 was $223,660.  This is a result of purchases of additional equipment.

Net cash provided by financing activities was $292,564 for the six months ended June 30, 2008.  This is the result of cash released by our bank from restricted cash.  On November 20, 2006, we entered into an agreement for the extension of the letter of credit for Community’s Hearth & Home.  The letter of credit was to expire on December 15, 2006.  As an inducement to WesBanco to secure the extension, we were required to put on deposit with WesBanco $500,000 in an interest bearing account.  The funds were held by WesBanco until a replacement letter of credit was secured.  In September 2007, a replacement letter of credit was secured with The Huntington National Bank.  Huntington also required a deposit to secure the letter of credit and increased the required deposit by $125,000 to $625,000.  The terms of the letter of credit with Huntington required Huntington to release the deposit in increments of $125,000 once the properties achieve certain performance benchmarks.  In March, 2008, The Huntington National Bank released $250,000.  Their decision to release funds was based on the financial performance of Community’s Hearth & Home and compliance with certain loan covenants.  In June 2008, Huntington released the balance of the restricted cash held as security as a result of refinancing the Community’s Hearth & Home note.  This is somewhat offset by routine repayments on notes payable partially offset by prepaid financing as a result of the new loan for Community’s Hearth & Home.

Six months ended June 30, 2007

For the six months ended June 30, 2007, cash flow used in operating activities consisted primarily of net operating losses.  A decrease in accounts payable and accrued expenses was compounded by an increase in accounts receivable, prepaid expenses offset by non-cash expenses for depreciation and amortization and minority interest.

Cash used in investing activities was $569,895 for the six months ended June 30, 2007.  This was the result of property and equipment additions.

Net cash used in financing activities was $54,726 for the six months ended June 30, 2007.  This was primarily the result of routine repayments on notes payable offset by the amortization of bond issuance costs, proceeds from notes payable for additional equipment purchases and by cash received upon exercise of warrants.

Item 4.  Controls and Procedures

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

Item 4.  Submission of Matters to a Vote of Securities Holders

(a)

The Company held its Annual Meeting of Shareholders on June 6, 2008, for the following purposes:

(i)

To elect two directors, each to serve three year terms or until their successors are duly qualified and elected; and

(ii)

To approve the issuance of warrants to purchase up to 1,102,710 shares of the Company’s common stock to certain officers and directors of the Company (the “Warrants”). The Warrants will be exercisable for a period of ten (10) years and vest equally over a period of five (5) years; provided, however, that the vesting will be accelerated in the event there is a “change in control” of the Company or in the event that the recipient is terminated by the Company without cause. The strike price for the Warrant is $1.21.

(b)

The following table reflects the Board of Directors subsequent to the meeting. An asterisk denotes those that were elected at the meeting.

Peter J. Hackett	Term expires 2010, independent director
Merle Grace Kearns*	Term expires 2011, independent director
Jeffrey Levine	Term expires 2010, independent director
Philip Radcliffe*	Term expires 2011, independent director
Laurence Sturtz	Term expires 2010, independent director
Gary Wade	Term expires 2009
David A. Tenwick	Term expires 2009

(c)

The following table show the voting tabulations for the matters voted upon at the Annual Meeting of Shareholders.

(i)

Elect Directors

	For	Withheld
Philip Radcliffe	2,127,161	44,418
Merle Grace Kearns	2,127,161	44,418

(ii)

The warrant proposal was removed from the vote for further consideration of the terms of issuance.

Item 6.  Exhibits and Reports on Form 8-K

a.

The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

b.

The Company filed the following Reports on Form 8-K during the three months ended June 30, 2008:

Date	Description
May 19, 2008

Announcing the dismissal of Rachlin LLP as the Company’s independent registered public accounting firm and the engagement of Battelle & Battelle LLP as the Company’s new independent registered public accounting firm

May 19, 2008	Completion of the acquisition of 99% ownership in The New Lincoln, Ltd. (“NLL”).
May 30, 2008	Second amendment to the November 21, 2007, 8-K concerning the grant of warrants to directors and members of management.

The Company filed the following reports on Form 8-K subsequent to June 30, 2008:

Date	Description
July 3, 2008	Press release announcing the refinance of three assisted living properties
July 29, 2008	First amendment to Form 8-K originally filed May 19, 2008, to include required financial information for the New Lincoln Lodge acquisition

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  August 14, 2008

/s/ Gary L. Wade

Chief Executive Officer

Date:  August 14, 2008

/s/ Scott Cunningham

Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Gary L. Wade certify, that:

1.

I have reviewed this quarterly report on Form 10-Q of AdCare Health Systems, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15 d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2008	By	/s/Gary L. Wade
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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15 d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2008	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: August 14, 2008	By:	/s/ Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: August 14, 2008	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer