Form 10-Q
period 2008-09-30
ADCARE HEALTH SYSTEMS INC
filed 2008-11-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☑

The number of shares of the registrant’s common stock outstanding as of November 14, 2008:  3,786,129.

AdCare Health Systems, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets:
Cash	$ 1,961,314	$ 926,625
Certificate of deposit, restricted	-	209,637
Accounts receivable:
Long-term care resident receivables, net	1,761,038	2,115,364
Management, consulting and development receivables, net	294,763	259,778
Advances and receivables from affiliates	20,000	27,558
Prepaid expenses and other	472,696	453,219
Total current assets	4,509,811	3,992,181

Restricted Cash	1,105,973	973,975
Property and Equipment, Net	16,806,150	14,425,868
Note Receivable, Net	-	221,413
License, Net	1,189,307	1,189,307
Goodwill	2,638,193	2,638,193
Other Assets	1,108,491	1,050,506
Total assets	$ 27,357,925	$ 24,491,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 604,893	$ 773,279
Current portion of notes payable to stockholder	9,432	9,026
Accounts payable	1,205,740	1,416,313
Accrued expenses	2,549,187	2,060,222
Forward purchase contract	900,000	900,000
Total current liabilities	5,269,252	5,158,840

Notes Payable and Other Debt, Net of Current Portion	16,886,455	12,813,338
Notes Payable to Stockholder, Net of Current Portion	38,313	810,084
Other Liabilities	489,689	559,509
Deferred Tax Liability	31,925	-
Minority Interest in Equity of Consolidated Entities	240,853	255,070
Total liabilities	22,956,487	19,596,841

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 shares issued and outstanding	14,351,387	14,063,956
Accumulated deficit	(9,949,949)	(9,169,354)
Total stockholders' equity	4,401,438	4,894,602
Total liabilities and stockholders' equity	$ 27,357,925	$ 24,491,443

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Patient care revenues	$ 5,731,938	$5,468,027	$16,874,113	$16,292,143
Management, consulting and development fee revenue	453,822	438,299	1,320,725	1,310,908
Total revenue	6,185,760	5,906,326	18,194,838	17,603,051

Expenses:
Payroll and related payroll costs	4,162,908	3,746,406	11,447,782	11,088,853
Other operating expenses	2,086,919	1,855,225	6,223,303	5,559,608
Depreciation and amortization	222,500	170,103	655,519	510,191
Total expenses	6,472,327	5,771,734	18,326,604	17,158,652

(Loss) Income from Operations	(286,567)	134,592	(131,766)	444,399
Other Income (Expense):
Interest income	6,381	13,586	20,609	46,894
Interest expense, others	(352,931)	(303,433)	(972,641)	(873,377)
Interest expense, related parties	(14,598)	(16,023)	(43,044)	(51,706)
Minority interest in earnings of
consolidated entities	(6,093)	(4,548)	(35,782)	(68,556)
Other expense	-	(37,014)	-	(37,014)
	(367,241)	(347,432)	(1,030,858)	(983,759)

Gain on Acquisition	-	-	413,954	-
(Loss ) From Continuing Operations Before
Income Taxes	(653,808)	(212,840)	(748,670)	(539,360)
Income Tax Expense	(10,641)	-	(31,925)	-
Loss From Continuing Operations	(664,449)	(212,840)	(780,595)	(539,360)

Discontinued Operations:
Income from discontinued operations	-	608,625	-	587,485
Net (Loss) Income	$ (664,449)	$ 395,785	$ (780,595)	$ 48,125

Net (Loss) Income Per Share, Basic:
Continuing operations	$ (0.18)	$ (0.06)	$ (0.21)	$ (0.14)
Discontinued operations	-	0.16	-	0.16
	$ (0.18)	$ 0.10	$ (0.21)	$ 0.02
Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129	3,786,129	3,786,129
Diluted	3,786,129	3,786,129	3,786,129	3,786,129

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine-Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net Loss (Income)	$ (780,595)	$ 48,125
Add back: loss from discontinued operations	-	(587,485)
Net loss from continuing operations	$ (780,595)	$ (539,360)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	655,519	632,126
Warrants issued for services	75,462	30,175
Stock option compensation expense	243,948	16,142
Minority interest	29,131	68,556
Note receivable forgiveness exchanged for rent	9,000	27,000
Gain on acquisition	(413,952)	-
Changes in certain assets and liabilities net of acquisition:
Accounts receivable	321,298	(224,897)
Prepaid expenses and other	(24,680)	(190,396)
Other assets	(121,132)	(155,834)
Accounts payable and accrued expenses	208,151	(59,595)
Income tax liability	31,925	-
Other liabilities	(88,319)	(153,257)
Net cash provided by (used in) operating activities of continuing operations	145,756	(548,810)
Net cash provided by operating activities of discontinued operations	-	302,080
Net cash provided by (used in) operating activities	145,756	(246,730)

Cash flows from investing activities:
Distribution to minority shareholders	(50,000)	-
Proceeds from the sale of assets net of associated costs	2,500	(56,530)
Purchase of minority interest	-	(11,382)
Purchase of property plant and equipment	(286,689)	(987,581)
Net cash used in investing activities of continuing operations	(334,189)	(1,055,493)
Net cash provided by investing activities of discontinued operations:
Proceeds from sale of assets net of associated costs	-	591,329
Net cash used in investing activities	(334,189)	(464,164)

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Nine-Months Ended September 30,
	2008	2007
Cash flows from financing activities:
Decrease (Increase) in restricted cash	77,639	(42,402)
Restricted cash received upon acquisition of assets	19,813	-
Proceeds from notes payable	2,287,127	54,000
Cash received upon exercise of warrants	-	20,000
Repayment of notes payable to stockholder	(760,000)	(7,446)
Prepaid Financing Costs	159,130	-
Repayment on notes payable	(560,587)	(268,135)
Net cash provided by (used in) financing activities of continuing operations	1,223,122	(243,983)
Net cash used in financing activities of discontinued operations:
Repayment on notes payable of discontinued operations	-	(12,734)
Net cash provided by (used in) financing activities	1,223,122	(256,717)

Net Increase (Decrease) in Cash	1,034,689	(967,611)
Cash, Beginning	926,625	2,136,414
Cash, Ending	$ 1,961,314	$ 1,168,803

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 855,030	$ 803,149
Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ 9,000	$ 27,000
Repayment of existing mortgage at closing of discontinued operations	$ -	$ 609,839
Acquisition of assets in exchange for note forgiveness	$ 2,740,584	$ -

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited

Consolidated Financial Statements

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company considered many factors in connection with the evaluation of the application of the criteria in FIN 46R in determining if it is appropriate to consolidate the entities.  All the entities were organized by AdCare for the purpose of developing, owning and operating a long-term care facility, which would be managed by AdCare.  With one exception, all the entities are controlled by stockholders of AdCare.  AdCare was instrumental in securing and has guaranteed the financing used to develop the property and operate the business.  AdCare manages all aspects of the operations.  These entities are thinly capitalized and highly leveraged.  The Company considered all these factors and evaluated the Company’s exposure to economic risks and potential rewards for all entities in which it had a potential variable interest.

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

Earnings per Share

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (SFAS 128) requires the presentation of basic and diluted earnings per share.  Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.  The total number of shares that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive, was 3,070,841 and 2,046,799 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Licenses

The Company has capitalized the cost of acquiring operating licenses in connection with the acquisitions of The Pavilion and Greenfield.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the licenses are tested for impairment annually.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. No tax provision was recorded for the income incurred for the nine months ended September 30, 2008 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing of ultimate realization of the benefits of our net operating loss carry forwards in future periods.  Income taxes are allocated to each company based on earnings of each company.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’ ”. FAS 162 is not expected to have a material impact on the Company’s financial statements.

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. The Company is currently evaluating the impact of adopting SFAS 159, if any, on our consolidated financial statements.

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

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company incurred a net loss from continuing operations of approximately $749,000 and $539,000 for the nine months ended September 30, 2008 and 2007, respectively, and has negative working capital of approximately $759,000 at September 30, 2008.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.  The increase in the Company’s negative net working capital is due primarily to the current maturity of the $900,000 Forward Purchase Contract.  The Company plans to satisfy this obligation by using proceeds from the refinancing of the Hearth & Care of Greenfield, which closed in July 2008.

NOTE 2.

LIQUIDITY AND PROFITABILITY (continued)

Management’s plans with the objective of improving liquidity and profitability in future years encompass the following:

•

refinancing debt where possible to obtain more favorable terms.

•

increase facility occupancy, add additional management contracts and expand our home health operations.

•

engaged GCC Capital Group and GCC Financial Advisors to assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources to fund the Company’s strategic business plan.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability.  However, there can be no assurance that such events will occur.

These financial statements do not contain any adjustments which might result based on the outcome of these uncertainties.

NOTE 3.

SEGMENTS

For the nine months ended September 30, 2008 and 2007, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000’s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Three-months ended September 30, 2008:
Net Revenue	6,013	631	6,644	-	(458)	6,186
Net Income (Loss)	(669)	5	(664)	-	-	(664)
Capital Spending	61	-	61	-	-	61

Three-months ended September 30, 2007:
Net Revenue	5,483	837	6,320	-	(414)	5,906
Net Income (Loss)	(288)	75	(213)	609	-	396
Capital Spending	418	-	418	-	-	418

Nine-months ended September 30, 2008:
Net Revenue	17,640	1,905	19,545	-	(1,350)	18,195
Net Income (Loss)	(851)	70	(781)	-	-	(781)
Total Assets	24,997	2,361	27,358	-	-	27,358
Capital Spending	287	-	287	-	-	287

Nine-months ended September 30, 2007:
Net Revenue	16,345	2,497	18,842	-	(1,239)	17,603
Net Income (Loss)	(724)	185	(539)	587	-	48
Total Assets	22,149	2,479	24,628	-	-	24,628
Capital Spending	983	4	987	-	-	987

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

A summary of the status of the Company’s employee stock options as of September 30, 2008 is presented below:

		Weighted
		Average
	September 30,	Exercise
	2008	Price
Beginning	294,200	$1.82
Granted	-	-
Forfeited	(7,680)	1.50
Exercised	-	-
Ending	286,520	$1.82
Options exercisable	172,400	$2.05

The weighted-average remaining contractual term of stock options outstanding and stock options exercisable at September 30, 2008 was approximately 2 years.  The options outstanding and stock options exercisable had no aggregate intrinsic value at September 30, 2008.

NOTE 5.

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	September 30, 2008	December 31, 2007
Buildings and improvements	5 to 40	$15,717,206	$13,315,045
Equipment	2-10	2,741,193	2,551,873
Land	-	2,917,636	2,580,201
Furniture and fixtures	2-5	627,134	622,889
Construction in process	-	34,360	16,042
		22,037,529	19,086,050
Less: accumulated depreciation		5,231,379	4,660,182
		$16,806,150	$14,425,868

For the period ended September 30, 2008 and 2007 depreciation expense was approximately $655,500 and $696,000, respectively.

NOTE 6.

MANAGEMENT WARRANTS

On August 15, 2008, shareholders approved the issuance of warrants to purchase up to 1,092,305 shares of the Company’s common stock to certain officers and directors of the Company.  The issuance of 1,102,710 warrants was authorized by the Board of Directors of the Company on November 16, 2007 subject to shareholder approval.  The warrants vest equally over five years beginning January 1, 2008.  The exercise price of the warrants is $1.21 for those vested during 2008 and $2.25 for those vesting in 2009.  For those warrants vesting in 2010 through 2012, the exercise price will be the greater of (i) the average closing price of the Company’s common stock on AMEX during the month of January each year; or (ii) $3.00.

NOTE 7.

CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  As of September 30, 2008, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

NOTE 8.

DISCONTINUED OPERATIONS

On September 6, 2007, the Company completed the disposition of assets held by Hearth & Home of Marion, a wholly owned subsidiary of the company.

NOTE 9.

FAIR VALUE MEASUREMENTS

As of September 30, 2008, the Company has a forward purchase contract requiring the Company to offer to purchase the remaining minority interest of one of its subsidiaries.  The liability is recorded at the greater of the interest holders’ cash basis or fair value.  When valuing the forward purchase contract, the Company assessed the value of the subsidiary by applying the discounted cash flow method and net asset value method of its subsidiary.  After determining the value of the subsidiary, the Company multiplied the subsidiary’s fair value by the remaining minority interest.   Since the inputs (such as the business assets and liabilities) of the subsidiary can be corroborated by observable market data consisting of similar businesses in the same industry, the Company has categorized these inputs as Level 2 inputs.  There were no changes in fair value during the quarter ended September 30, 2008.

NOTE 10.

DEBT

On June 26, 2008, financing was obtained to replace the bonds in place at Community’s Hearth & Home.  The new financing is through HUD with the following terms:  principal amount of $4,006,500, interest rate of 6.65%, and a repayment term of 35 years.

On July 29, 2008, financing was obtained to replace the construction loan in place at Hearth & Care at Greenfield.  The new financing is through HUD with the following terms:  principal amount of $2,524,800, interest rate of 6.5%, and a repayment term of 30 years.

On July 24, 2008 an existing loan for Assured Home Health was refinanced with Huntington National Bank with the following terms:  principal amount $760,000, interest rate of prime plus 1.5% (currently 6.5%), and a repayment term of 5 years.

NOTE 11.

SENIOR LIVING FACILITY ACQUISITION

On March 7, 2008, the Company entered into an agreement to acquire 99% of The New Lincoln, Ltd. effective April 1, 2008.  The sole asset of The New Lincoln, Ltd. is the New Lincoln Lodge Retirement Residence which is a 49 unit senior living residence located in Columbus, Ohio.  The Company completed the transaction on May 15, 2008.

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

NOTE 11.

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

NOTE 12.

SUBSEQUENT EVENTS

On October 17, 2008, financing was obtained to replace the existing loan in place for the corporate office.  The new financing is through Huntington National Bank with the following terms:  principal amount of $300,000, variable interest rate of 7.36%, and a repayment term of 8 years.  This transaction did not result in the recognition of a material gain or loss as a result of debt extinguishment.

In October 2003, the Company amended the agreement with certain minority interest holders in one of its subsidiaries.    The amendment contained forward purchase contracts which were accounted for as a liability.  The forward purchase contract matured in October, 2008, at which time the Company offered to purchase the interests of the minority holders.  The fair value of this contract was $900,000 as of December 31, 2007.  The Company extended offers to the partners of the subsidiary and have either acquired their unit or agreed to acquire their unit in exchange for cash and notes payable.  Currently, final arrangements with the few remaining partners have not been solidified.

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

On May 15, 2008, we completed our acquisition of the New Lincoln Lodge.  This acquisition was effective April 1, 2008.  Consequently, many of the expense areas in our income statement have increased.  The New Lincoln Lodge is a 49 unit senior living facility located in Columbus, Ohio.  For further information on this acquisition, please review our 8-K filed on May 19, 2008 and amended on July 29, 2008.

On June 26, 2008 we completed the refinancing of our three assisted living properties known as Community’s Hearth & Home.  This refinancing replaced our adjustable rate demand taxable notes, series 2002 Bonds in the original principal amount of $4,200,000 obtained in 2002.  Interest on the note was indexed at the seven day LIBOR rate.  We refinanced this debt with two HUD insured loans at a fixed interest rate of 6.65% with a 35 year amortization.  The new financing consists of two loans, one for the two Springfield, Ohio properties and one for the Urbana, Ohio property.  The loans are in the amount of $1,863,800 and $2,142,700, respectively, and total $4,006,500.  As a result of this refinancing, in June 2008, we recognized the balance of the unamortized financing costs of approximately $106,000 from the 2002 Bond financing.  Additionally, Huntington National Bank released the balance of cash previously pledged to secure a letter of credit related to the 2002 financing.

Segments

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

Management and Facility Based Care Segment

We have implemented changes at our skilled nursing centers to improve occupancy and revenue.  We have recently completed renovations at all three facilities with additional renovations planned during 2008 and 2009.  We continue to focus our attention towards providing care to more patients covered by Medicare where our profit margins are typically higher than those of Medicaid.  For the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007, overall occupancy in our skilled nursing centers increased 1.6% and occupancy in our assisted living centers decreased 2.7%.

Home Based Care Segment

Our home health division has reduced and, in most cases, eliminated services to patients where our reimbursement provided very little profit margin.  This has resulted in a lower number of patient visits and lower revenue.  The majority of the reduced revenue has been offset by lower payroll and related expenses.  The benefits of this change have been offset by overall lower visits than anticipated.  We are in the process of utilizing our home health services in our assisted living and independent living properties creating cross selling opportunities which will further enhance our revenue.  These needs have previously been satisfied by other home health agencies.

Consolidated Results of Operations

Three months ended September 30, 2008 and September 30, 2007

Revenue

	September 30, 2008	September 30, 2007	Increase	% Change
Patient care revenue	$5,731,938	$5,468,027	$263,911	4.8%
Management, consulting and development fee revenue	453,822	438,299	15,523	3.5%
	$6,185,760	$5,906,326	$279,434	4.7%

For the periods compared, patient care revenue increased approximately $264,000 or 4.8%. Average occupancy in our skilled nursing centers increased 1.6% and occupancy in our assisted living centers decreased 2.7%.  Charges for private paying residents at our assisted living and skilled nursing facilities increased approximately 5% beginning January 1, 2008.  Home health revenue declined primarily as a result of reducing services provided to payers that are not profitable or only marginally profitable as well as overall lower visits being provided to other payers.  Payroll and related payroll costs were reduced accordingly to partially offset the reduced revenue.  Additionally, patient care revenue increased due to the acquisition of the New Lincoln Lodge effective April 1, 2008 which resulted in an additional $57,000 in revenue for the quarter.  Management, consulting and development fee revenue increased approximately $15,500 or 3.5% as a result of higher management fees on our managed only properties.

Operating Expenses

	September 30, 2008	September 30, 2007	Increase	% Change
Payroll and related payroll costs	$4,162,908	$3,746,406	$416,502	11.1%
Other operating expenses	2,086,919	1,855,225	231,694	12.5%
Depreciation and amortization	222,500	170,103	52,397	30.8%
	$6,472,327	$5,771,734	$700,593	12.1%

Operating expenses for the three months ended September 30, 2008 increased by approximately $701,000 or 12.1%.  Payroll and related payroll costs for the three months ended September 30, 2008 increased by approximately $417,000 or 11.1%.  The acquisition of New Lincoln Lodge contributed approximately $57,500 to the increased payroll and related costs.  Increased administrative staff expense and higher payroll expense at our assisted living centers was partially offset by lower payroll expense at our home health agency and skilled nursing centers.  Payroll expense at our home health agency was lower as a result of discontinuing services provided to payers that are not profitable or only marginally profitable. These savings were partially offset by employee wages which have increased approximately 3% as a result of annual wage increases.     Administrative staff has increased in the areas of management information systems and human resources in order to satisfy the increasing demands on these departments.  Additionally, we accrued approximately $162,000 in payroll expense related to the retirement benefits of our previous Chief Operating Officer who retired on September 30, 2008.  Additionally, we incurred approximately $223,000 in non-cash expenses related to the warrants approved by shareholders at our August 15, 2008, shareholder meeting.

Other operating expenses increased approximately $232,000 or 12.5%.  Approximately $62,000 of the increase is the result of the acquisition of the New Lincoln Lodge.  The increase is also due to increased supply usage by $132,700 as a result of higher occupancy in our assisted living facilities, inflationary increases in supply costs, therapy services and pharmacy supplies provided to residents of our skilled nursing centers.  These increases are somewhat offset by increased patient care revenue.  Expenses for our financial advisor also contributed approximately $37,000 to the increase.

Depreciation and amortization expense increased by approximately $52,000 or 30.8% due to depreciation related to the assets acquired in the New Lincoln Lodge transaction of $18,200 and as a result of additional assets placed into service and their related depreciation expense of $34,200.

(Loss) Income from Operations

Loss from operations for the three months ended September 30, 2008 was approximately $287,000.  When compared to the three months ended September 30, 2007 income from operations of approximately $135,000, this represents a decrease of approximately $422,000.  This is primarily due to $223,000 of non-cash expenses related to the issuance of new warrants for officers and directors as well as $162,000 in accrued expenses related to the retirement of our Chief Operating Officer.

Other Income and Expense

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, interest income decreased $7,200 as a result of less interest earned on bank accounts.  Interest expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, increased $49,500 or 16.3% primarily as a result of New Lincoln Lodge’s interest expense somewhat offset by lower interest expense on our variable rate loans.

Summary

Loss from continuing operations before income taxes for the three months ended September 30, 2008 was approximately $654,000 compared to a net loss of $212,800 for the three months ended September 30, 2007, an increase of approximately $441,200 primarily as a result of non-cash expenses related to the issuance of new warrants and accrued expenses related to the retirement of our Chief Operating Officer.

Income tax expense approximated $10,600 recognized for three months ended September 30, 2008 is related to the amortization of purchased goodwill under Internal Revenue Code section 197.

Net loss for the three months ended September 30, 2008, was approximately $664,400 compared to a net income for the three months ended September 30, 2007, of $395,800.  During September 2007, we completed the disposition of our assets held in discontinued operations and consequently recognized a one time gain resulting in income from discontinued operations of approximately $609,000.

Consolidated Results of Operations

Nine months ended September 30, 2008 and September 30, 2007

Revenue

	September 30, 2008	September 30, 2007	Increase	% Change
Patient care revenue	$16,874,113	$16,292,143	$581,970	3.6%
Management, consulting and development fee revenue	1,320,725	1,310,908	9,817	0.7%
	$18,194,838	$17,603,051	$591,787	3.4%

For the period ended September 30, 2008, patient care revenue increased approximately $582,000 or 3.6%. Average occupancy levels in our skilled nursing centers increased by 6.1% while our assisted living centers decreased 9.2%.  Charges for privately paying residents at our assisted living and skilled nursing facilities were increased approximately 5% effective January 1, 2008.  Home health revenue declined approximately $592,000 as a result of reducing services provided to payers that are not profitable or only marginally profitable.  Payroll and related payroll costs were reduced accordingly to partially offset the reduced revenue.  This decline in revenue was somewhat offset by higher overall revenue in our assisted living and skilled nursing centers.  Additionally, patient care revenue increased approximately $315,000 due to the acquisition of the New Lincoln Lodge effective April 1, 2008.  Management, consulting and development fee revenue increased approximately $9,800 or .7% as a result of higher management fees on our managed properties offset by lower development fees.

Operating Expenses

	September 30, 2008	September 30, 2007	Increase	% Change
Payroll and related payroll costs	$ 11,447,782	$ 11,088,853	$358,929	3.2%
Other operating expenses	6,223,303	5,559,608	663,695	11.9%
Depreciation and amortization	655,519	510,191	145,328	28.5%
	$18,326,604	$17,158,652	$1,167,952	6.8%

Operating expenses for the nine months ended September 30, 2008 increased approximately $1,168,000 or 6.8%.  Payroll and related payroll costs for the nine months ended September 30, 2008 increased approximately $359,000 or 3.2%.  Payroll expense at our home health agency decreased approximately $518,000 as a result of discontinuing services provided to payers that are not profitable or only marginally profitable.  These reduced costs were more than offset by the following increases:

•

Employee wages which have increased approximately 3% as a result of annual wage increases;

•

$118,000 primarily as a result of our acquisition of the New Lincoln Lodge;

•

Administrative staff has increased in the areas of management information systems, human resources and accounting in order to satisfy the increasing demands on these departments as a result of being a public company;

•

Accrued expenses of $162,000 related to the retirement benefits of our Chief Operating Officer;

•

Additionally, we recognized approximately $223,000 in non-cash warrant expense related to the new warrants issued to officers and directors.

Other operating expenses increased approximately $664,000 or 11.9%.  Approximately $148,000 of the increase is the result of the acquisition of the New Lincoln Lodge, approximately $261,000 is the result of increased supply usage as a result of higher occupancy in our assisted living facilities, inflationary increases in supply costs, therapy services and pharmacy supplies provided to residents of our skilled nursing centers which are somewhat offset by increased patient care revenue, and approximately $178,000 of the increase is the result of increased expenses related to our public company status. Monthly expenses for our financial advisors and public relations consultants also contributed to the increase by approximately $26,000 as a result of non-cash warrant compensation expense.  Additionally, there were cash expenses to our financial advisor in the amount of $70,000.

Depreciation and amortization expense increased approximately $145,000 or 28.5% due to depreciation related to the assets acquired in the New Lincoln Lodge transaction ($36,300) and as a result of additional assets placed into service and their related depreciation expense ($109,000).

(Loss) Income from Operations

Loss from operations for the nine months ended September 30, 2008 was approximately $132,000.  When compared to the nine months ended September 30, 2007 income from operations of approximately $444,000, this represents a decrease of approximately $576,000.  Approximately $223,000 of this decrease is the result of non-cash expenses related to the new warrants and $162,000 is the result of accrued expenses related to the retirement benefits of our Chief Operating Officer.

Other Income and Expense

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, interest income decreased approximately $26,300 as a result of less interest earned on bank accounts due to lower balances.  Interest expense-others for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, increased approximately $99,300 or 11.4% as a result of lower interest paid on our variable rate loans partially offset by New Lincoln Lodge’s interest expense and the recognition of the balance of the unamortized financing costs associated with our 2002 financing of Community’s Hearth of $106,000 which was a result of refinancing the related debt.

As a result of our acquisition of the New Lincoln Lodge, we recognized a gain of approximately $414,000 in June, 2008.

Summary

Loss from continuing operations before income taxes for the nine months ended September 30, 2008 was approximately $749,000 compared to a net loss of approximately $539,000 for the nine months ended September 30, 2007, an increase of approximately $210,000 or 39%.  This is primarily the result of the gain we recognized upon our acquisition of the New Lincoln Lodge of approximately $414,000 offset by additional expenses for officers and directors warrants (an increase of $223,000), expenses related to the recognition of unamortized financing costs associated with refinancing of four of our properties (an increase of $156,000), accrued expenses related to the retirement of our Chief Operating Officer ($162,000) and increased expenses for public relations, investment banker consulting, board activities, accounting and SEC reporting costs (an increase of $187,000).

Income tax expense of $31,900 recognized for the nine months ended September 30, 2008 is related to the amortization of purchased goodwill under Internal Revenue Code section 197.

Net loss for the nine months ended September 30, 2008, was approximately $781,000 compared to a net income for the nine months ended September 30, 2007, of approximately $48,000. During September 2007, we completed the disposition of our assets held in discontinued operations and consequently recognized a one time gain resulting in income from discontinued operations of approximately $609,000.

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

Overview

We had negative net working capital as of September 30, 2008 of approximately $759,000 as compared to negative net working capital of approximately $1,167,000 for the year ended December 31, 2007, an improvement of approximately $408,000.  Our negative net working capital is primarily the result of our forward purchase contract which matured in October, 2008, and will be satisfied using cash on hand and by incurring additional debt for a portion of the contract.

We had a forward purchase contract to acquire the outstanding limited liability company interests in Hearth & Home of Van Wert by October 2008.  The fair value of this contract was $900,000 as of December 31, 2007.  We extended offers to the partners of the subsidiary and have either acquired their unit or agreed to acquire their unit in exchange for cash and a note payable.  Currently, final arrangements with the few remaining partners have not been solidified.  We satisfied the majority of this contract with proceeds from refinancing our Hearth & Care of Greenfield property which returned cash to the Company that was invested to complete the construction and remodel project.  On July 29, 2008, the refinance of the Hearth & Care of Greenfield property was completed and consequently the company received approximately $800,000 in cash.

On November 14, 2008, we established a $100,000 line of credit with Huntington National Bank to assist with cash flow.  We anticipate that our cash flow from our subsidiaries will continue to be sufficient to fund their operating cash needs.  We have established a $150,000 line of credit using funds from our non-qualified deferred compensation plan.  Members of this plan, which is only available to a select group of senior management, authorized the transfer of funds to establish the line of credit with interest accruing at 8%.  As of September 30, 2008, all $150,000 was being used in the operations of the Company.

We plan to improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, add additional management contracts and expand our home health operations and 3) engaged GCC Capital Group and GCC Financial Advisors to assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources to fund the Company’s strategic business plan.

Notes Payable and Other Debt

On June 26, 2008 we completed the refinancing of three assisted living properties known as Community’s Hearth & Home.  This refinancing replaced our adjustable rate demand taxable notes, series 2002 Bonds in the original principal amount of $4,200,000 obtained in 2002.  Interest on the note was indexed at the LIBOR rate.  We refinanced this debt with two HUD insured loans at a fixed interest rate of 6.65% with a 35 year amortization.  The new financing consists of two loans, one for the two Springfield, Ohio properties and one for the Urbana, Ohio property.  The loans are in the amount of $1,863,800 and $2,142,700, respectively, and total $4,006,500.  As a result of this refinancing, in June 2008, we recognized the balance of the unamortized financing costs of approximately $106,000 from the 2002 Bond financing.  Additionally, Huntington National Bank released the balance of cash previously pledged to secure a letter of credit related to the 2002 financing.

On July 24, 2008, we completed refinancing our Assured Health Care loan in the original amount of approximately $820,000.  This refinancing replaced $760,000 of our note payable to a stockholder leaving $60,000 still payable to the stockholder.  Payments begin at $8,000 per month until our loan from the previous owner of the company is completely repaid at which time the payments increase to $17,000 per month.  Interest on the loan accrues at the Lender’s Prime Commercial Rate plus 1.5% or 6.5% at the time of the loan closing.  The loan matures in 2013.

On July 29, 2008, we completed refinancing our Hearth & Care of Greenfield skilled nursing facility located in Greenfield, Ohio.  This refinancing replaced our existing note payable in the amount of $1,412,000 and returned over $800,000 to the Company for cash utilized to complete the room additions and renovations of the property.  Our new financing is a HUD insured loan at a fixed interest rate of 6.5% with a 30 year amortization.  As a result of this refinancing, in July, 2008, we recognized approximately $51,000 in expenses related to financing costs of the refinanced debt.  As a result of this refinancing, the restricted certificate of deposit in the amount of approximately $217,000 was released and liquidated.  Proceeds were used to repay a loan in the amount of $190,000 with the balance of the proceeds being used to supplement operating cash flow.

On October 17, 2008, we completed refinancing our corporate office building located in Springfield, Ohio.  This refinancing replaces two loans totaling approximately $230,000 at the time of the refinancing.  Our new financing is traditional bank mortgage debt in the amount of $300,000.  Repayment terms include level principal payments with a nine year amortization and variable interest indexed to the LIBOR rate plus 3% or 7.359% at the time of the loan closing.  Approximately $70,000 in loan proceeds will be used for renovations to the office building.

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities and financing activities such as equity offerings and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can take up to several months.  On average, accounts receivable were outstanding nearly 31 days before collection as of September 30, 2008 and nearly 37 days as of December 31, 2007 which has helped improve cash flow.  The status of accounts receivable collections is monitored very closely by our senior management.

Nine months ended September 30, 2008

Net cash provided by operating activities for the nine months ended September 30, 2008 was approximately $146,000 consisting primarily of decreases in accounts receivable as a result of improved collections, an increase in accounts payable offset by increased and prepaid expenses; all primarily the result of routine operating activity.  Other Assets decreased approximately $121,000 as a result of the Company’s withdrawal from the non-qualified deferred compensation plan as well as adjustments to the value of the securities held in that plan.

Net cash used in investing activities for the nine months ended September 30, 2008 was approximately $334,000.  This is primarily a result of purchases of additional equipment as well as a $50,000 distribution to the minority owner of Community’s Hearth & Home.

Net cash provided by financing activities was approximately $1,223,000 for the nine months ended September 30, 2008.  Proceeds from notes payable were the result of refinancing debt at our Hearth & Care of Greenfield skilled nursing facility as well as debt at our Assured Health Care home health company.  Proceeds from the Assured Home Health refinancing resulted in a repayment on notes payable to a stockholder of $760,000.  Other offsetting activity was in routine principal payments on new and existing loans.

Nine months ended September 30, 2007

Net cash used in operating activities for the nine months ended September 30, 2007 was approximately $247,000 and consisted primarily of increases in accounts receivable, other assets and other liabilities.  The growth in accounts receivable was due to slower collections at two of our skilled nursing facilities.  Accounts receivable increased at our home health agency due to increased utilization of services.  Other assets increased approximately $156,000 primarily due to accumulated payments for the annual repayment on the bonds used to finance three of our assisted living properties.  Other liabilities increased approximately $153,000 due in part to prepayment on certain resident accounts and increases in value of the non-qualified pension plan.  Net cash provided by operating activities of discontinued operations was approximately $302,000 as a result of the sale of the assets of Hearth & Home of Marion resulting in the recognition of deposits on the land contract.

Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $464,000.  This is the result of proceeds from the sale of assets at Hearth & Home of Marion partially offset by purchases of property, plant and equipment.  These purchases occurred primarily at our Hearth & Care of Greenfield property.

Net cash used in financing activities was approximately $257,000 for the nine months ended September 30, 2007.  This is primarily the result of routine repayments on notes payable offset by proceeds from notes payable for additional equipment purchases and by cash received upon the exercise of warrants.  Additionally, the increase in restricted cash was the result of additional cash deposits to HUD escrowed reserves for the payment of property taxes and liability insurance as well as reserves for equipment replacements.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

On Friday, August 15, 2008, at a Special Meeting of Shareholders, shareholders approved the issuance of warrants, which vest over a period of five years, to officers and directors of the Company to purchase an aggregate of 1,092,305 shares of the Company’s common stock as described in the Company’s definitive proxy statement filed with the SEC on July 24, 2008 and incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

a.

The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Press release dated November 14, 2008

b.

The Company filed the following Reports on Form 8-K during the three months ended September 30, 2008:

Date	Description
July 3, 2008	Press release announcing the refinance of three assisted living properties
July 29, 2008	First amendment to Form 8-K originally filed May 19, 2008, to include required financial information for the New Lincoln Lodge acquisition
August 20, 2008	Financial Statements and Exhibits, Departure of Certain Officers, Compensatory Arrangements of Certain Officers

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  November 14, 2008

/s/ Gary L. Wade

Chief Executive Officer

Date:  November 14, 2008

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

Date: November 14, 2008	By	/s/Gary L. Wade
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

Date: November 14, 2008	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 14, 2008	By:	/s/ Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 14, 2008	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer

Exhibit 99.1

Press Release

AdCare Health Systems, Inc. Reports 2008 Third Quarter

Earning Results

SPRINGFIELD, Ohio, November 14, 2008 /PRNewswire-FirstCall/ AdCare Health Systems, Inc. (NYSE Alternext US: ADK), an Ohio based long term care, home health care and management company, today reported financial results for the third quarter of 2008.

Revenues for the quarter ended September 30, 2008 were $6,185,760 as compared to $5,906,326 for the same quarter in 2007, an increase of $279,434. The increase was mostly due to improved occupancy at the skilled nursing centers and increased rentals at the assisted living communities.

The loss from continuing operations for the quarter ended September 30, 2008 was $664,449 as compared to a loss of $212,838 for the same quarter in 2007, an increase of $451,611.  This increase in loss was due primarily to an accrual of $162,000 in payroll expenses related to the retirement of the Company’s former Chief Operating Officer and $223,000 in non-cash charges related to the new warrants issued to Officers and Directors which were approved by shareholders.  Basic and diluted net loss from continuing operations per share for the quarter ended September 30, 2008 was ($0.18) as compared to a basic and diluted net loss from continuing operations per share of ($0.06) for the same quarter ended September 30, 2007.

Revenues for the nine-months ended September 30, 2008 were $18,194,838 as compared to $17,603,051 for the same period in 2007, an increase of $591,787.  The loss from continuing operations for the nine-months ended September 30, 2008 was $780,595 as compared to a loss of $539,360 for the same period in 2007, an increase in the loss of $241,235.   Basic and diluted net loss from continuing operations per share for the nine-months ended September 30, 2008 was ($0.21) as compared to a basic and diluted net loss from continuing operations per share of ($0.14) for the same nine-month period ended September 30, 2007.

During the third quarter, the Company completed the renovation of Hearth & Care of Greenfield, a 50-bed single story nursing home facility located in Greenfield, Ohio.  With the addition of 10 private bedrooms and other improvements totaling 10,550 square feet, the Company was also able to refinance the facility and increase cash-on-hand and improve the balance sheet flexibility by recovering $800,000 previously invested in the renovation of the property.  Red Mortgage Capital, Inc., an FHA/MAP lender, processed and funded the $2,524,800 232/223(f) refinancing at an annual interest rate of 6.50% for a period of 30 years.  The Company now has long term, fixed rate HUD financing in place on seven of the eight properties in which the Company has ownership interests.  The Company plans to start the process of refinancing its remaining property in the near future.

David A. Tenwick, Chairman of AdCare, stated that “the Company is now listed on the New York Stock Exchange Alternext US as a result of the New York and American Stock Exchange merger.  We are excited about the change and believe the new listing can help us in the implementation of our acquisition strategy and improve our access to the capital markets.  We need to grow in order to defray the cost of being a small public company in today’s market.  We have also re-engaged our Investment Banking Firm, GCC-Prospect Corp., to assist us in the process of evaluating several potential acquisitions and exploring other business opportunities, including new long term care management contracts and leases, which can help us to execute our growth strategy.”

 About AdCare Health Systems, Inc.

AdCare Health Systems, Inc. (NYSE Alternext US: ADK) develops, owns and manages assisted living facilities, nursing homes and retirement communities and provides home health care services.  Prior to becoming a publicly trading company in November of 2006, AdCare operated as a private company for 18 years.  AdCare’s 920 employees provide high-quality care for patients and residents residing in the 16 facilities that they manage, seven of which are assisted living facilities, six skilled nursing centers and three independent senior living communities.  The Company has ownership interests in eight of those facilities.  In the ever expanding marketplace of long term care, AdCare’s mission is to provide quality healthcare services to the elderly.

Safe Harbor Statement

Statements contained in this press release that are not historical facts may be forward-looking statements within the meaning of federal law.  Such forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management.  The forward-looking statements involve known and unknown  risks, results, performance or achievements of the Company to differ materially from those expressed or implied in such statements.  Such factors are identified in the public filings made by the Company with the Securities and Exchange Commission and include the Company’s ability to secure lines of credit and/or an acquisition credit facility, find suitable acquisition properties at favorable terms, changes in the health care industry because of political and economic influences, changes in regulations governing the industry, changes in reimbursement levels including those under the Medicare and Medicaid programs and changes in the competitive marketplace.  There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.

Contact:

April Spittle

Manager of Corporate Communications

1-703-893-0021 ext. 108

aspittle@galencc.com

www.adcarehealth.com

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets:
Cash	$ 1,961,314	$ 926,625
Certificate of deposit, restricted	-	209,637
Accounts receivable:
Long-term care resident receivables, net	1,761,038	2,115,364
Management, consulting and development receivables, net	294,763	259,778
Advances and receivables from affiliates	20,000	27,558
Prepaid expenses and other	472,696	453,219
Total current assets	4,509,811	3,992,181

Restricted Cash	1,105,973	973,975
Property and Equipment, Net	16,806,150	14,425,868
Note Receivable, Net	-	221,413
License, Net	1,189,307	1,189,307
Goodwill	2,638,193	2,638,193
Other Assets	1,108,491	1,050,506
Total assets	$ 27,357,925	$ 24,491,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 604,893	$ 773,279
Current portion of notes payable to stockholder	9,432	9,026
Accounts payable	1,205,740	1,416,313
Accrued expenses	2,549,187	2,060,222
Forward purchase contract	900,000	900,000
Total current liabilities	5,269,252	5,158,840

Notes Payable and Other Debt, Net of Current Portion	16,886,455	12,813,338
Notes Payable to Stockholder, Net of Current Portion	38,313	810,084
Other Liabilities	489,689	559,509
Deferred Tax Liability	31,925	-
Minority Interest in Equity of Consolidated Entities	240,853	255,070
Total liabilities	22,956,487	19,596,841

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 shares issued and outstanding	14,351,387	14,063,956
Accumulated deficit	(9,949,949)	(9,169,354)
Total stockholders' equity	4,401,438	4,894,602
Total liabilities and stockholders' equity	$ 27,357,925	$ 24,491,443

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Patient care revenues	$ 5,731,938	$5,468,027	$16,874,113	$16,292,143
Management, consulting and development fee revenue	453,822	438,299	1,320,725	1,310,908
Total revenue	6,185,760	5,906,326	18,194,838	17,603,051

Expenses:
Payroll and related payroll costs	4,162,908	3,746,406	11,447,782	11,088,853
Other operating expenses	2,086,919	1,855,225	6,223,303	5,559,608
Depreciation and amortization	222,500	170,103	655,519	510,191
Total expenses	6,472,327	5,771,734	18,326,604	17,158,652

(Loss) Income from Operations	(286,567)	134,592	(131,766)	444,399
Other Income (Expense):
Interest income	6,381	13,586	20,609	46,894
Interest expense, others	(352,931)	(303,431)	(972,641)	(873,377)
Interest expense, related parties	(14,598)	(16,023)	(43,044)	(51,706)
Minority interest in earnings of
consolidated entities	(6,093)	(4,548)	(35,782)	(68,556)
Other expense	-	(37,014)	-	(37,014)
	(367,241)	(347,430)	(1,030,858)	(983,759)

Gain on Acquisition	-	-	413,954	-
(Loss ) From Continuing Operations Before
Income Taxes	(653,808)	(212,838)	(748,670)	(539,360)
Income Tax Expense	(10,641)	-	(31,925)	-
Loss From Continuing Operations	(664,449)	(212,838)	(780,595)	(539,360)

Discontinued Operations:
Income from discontinued operations	-	608,625	-	587,485
Net (Loss) Income	$ (664,449)	$ 395,787	$ (780,595)	$ 48,125

Net (Loss) Income Per Share, Basic:
Continuing operations	$ (0.18)	$ (0.06)	$ (0.21)	$ (0.14)
Discontinued operations	-	0.16	-	0.16
	$ (0.18)	$ 0.10	$ (0.21)	$ 0.02
Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129	3,786,129	3,786,129
Diluted	3,786,129	3,786,129	3,786,129	3,786,129

See notes to consolidated financial statements.