Form 10-K
period 2008-12-31
ADCARE HEALTH SYSTEMS INC
filed 2009-03-31
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 333-131542

AdCare Health Systems, Inc.

(Exact name of small business issuer in its charter)

Ohio	31-1332119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5057 Troy Rd, Springfield, OH	45502-9032
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (937) 964-8974

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NYSE Amex

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

The aggregate market value of AdCare Health Systems, Inc., Common Stock held by non-affiliates of AdCare Health Systems, Inc., as of June 30, 2008, the last business day of our most recently completed second fiscal quarter, was $8,449,682.  The number of shares of AdCare Health Systems, Inc., Common Stock, no par value, outstanding as of December 31, 2008 was 3,786,129.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for AdCare Health Systems, Inc.’s June 5, 2009 Annual Meeting of Shareholders	III

AdCare Health Systems, Inc.

Form 10-K

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

PART I

Item 1.  Business

Business Development

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio.  We currently manage sixteen facilities, comprised of six skilled nursing centers, seven assisted living residences and three independent living/senior housing facilities, totaling over 850 units.

We were organized in 1989 by Gary Wade and J. Michael Williams.  Mr. Wade remains active in the management of the business, as President and CEO.  Passport Retirement, founded by David A. Tenwick, our Chairman, acquired AdCare Health Systems in 1995.  We have a seasoned senior management team with substantial senior living, healthcare and real estate industry experience. Our senior management team is incentivized to continue to grow our business through their combined ownership of approximately 16.3% of our common stock.

Description of Business

We have an ownership interest in eight of the facilities we manage, comprised of 100% ownership of two of the skilled nursing centers and three assisted living facilities, as well as a 50% ownership of three of the assisted living facilities.  The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is…”  We also maintain a development/consulting initiative which is strategic in providing potential management opportunities to our core long-term care business.  AdCare Health Systems, Inc. and Hearth & Home are registered trademarks.  All of our properties are located within the State of Ohio.

On March 7, 2008, the Company entered into an agreement to acquire 99% of The New Lincoln, Ltd. effective April 1, 2008.  The sole asset of The New Lincoln, Ltd. is the New Lincoln Lodge Retirement Residence which is a 51 unit senior living residence located in Columbus, Ohio.  The Company completed the transaction on May 15, 2008.  Additionally, in November, 2008, we acquired the remaining 50.8% ownership interest in Hearth & Home of Van Wert, LLC as required by our forward purchase contract.  Through October 2008, we owned 49.2% of the limited liability company with the remaining 50.8% owned by individual investors, located primarily in Van Wert.

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

Our home-based care segment provides home health care services to patients while they are living in their own homes.  We use our own employees and independent contractors to provide the in-home health care and home care services at a fixed rate.  Our profits/losses are based upon the spread between the amount we receive for providing the services and the cost incurred by us in providing those services.  Our costs to provide services include the personnel cost which we have paid to the employees and independent contractors as well as our overhead and management expenses.  Our management and support staff are more than adequate to support the number of employees and independent contractors in the field.  Therefore, the profitability of our home-based care segment will improve with increased patient volume and visits provided to the extent that we can increase the number of independent contractors and employees in the field.

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

We entered the home healthcare field with the acquisition of Assured Health Care in January, 2005.  Our management team believes that we have an infrastructure in place to support more offices and a larger number of home health care professionals which will allow us to increase the number of patients served.  During 2008, we began providing home health services to residents in assisted living facilities that we own and manage.  This cross-selling initiative has proven beneficial to Assured Health Care by increasing our revenue and beneficial to the residents of assisted living by providing them skilled services that otherwise are not available in the assisted living setting.  These actions along with continued marketing efforts to expand our market share within the region we serve have improved the profitability of Assured Health Care.  However, these results are relatively recent so it is not yet known if they will continue.

In addition to improving our existing operations, our management team believes that there are significant opportunities to continue the growth of our business.  Our nursing homes, assisted living facilities and independent living facilities operate in the senior living facilities market.  Our management believes that this market is one of the most dynamic and rapidly growing sectors within the healthcare space. We believe the trends are encouraging as a result of two key industry drivers: positive demographics, due to the aging of America, coupled with the limited supply of senior living facilities. Our strategy is to be opportunistic by exploiting these trends and growing both internally and through strategic acquisitions.

Our principal executive offices are located at 5057 Troy Road, Springfield, Ohio 45502, and our telephone number is (937) 964-8974.  We maintain a website at www.adcarehealth.com.

Employees

As of December 31, 2008, we had approximately 906 total employees of which 575 were full time employees.

Item 1A.  Risk Factors

The following are certain risk factors that could affect our business, operations and financial condition.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report of Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.  This section does not describe all risks applicable to our business, and we intend it only as a summary of certain material factors.  If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.  In that case, the trading price of our stock could decline.

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

If we are unable to successfully integrate the operations of an acquired business into our operations, we could be required to undertake unanticipated changes. These changes could have a material adverse effect on our business.  Since we went public in November, 2006, we have not expanded into new areas of business.

We may need additional financing to complete our long-term acquisition and expansion plans, and we do not have commitments for additional financing.

To achieve our growth objectives, we will need to obtain sufficient financial resources to fund our expansion, development and acquisition activities.  We believe we may need to secure debt financing in order to help us leverage our equity resources and make further acquisitions.  As of December 31, 2008 we had an accumulated deficit of $10,245,532 and negative working capital of approximately $540,000.  Our cumulative losses have, in the past, made it difficult for us to borrow adequate funds on what management believed to be commercially reasonable terms.  To date, we do not have any commitments for such financing and there can be no assurance that adequate financing will be available on terms that are acceptable to us, if at all.  In addition, our Board of Directors may elect to use our stock as “currency” in acquiring additional businesses.  If so, our stockholders may experience dilution.

We currently have a line of credit in place which may be insufficient to satisfy short-term cash needs.

In November 2008, we established a $100,000 line of credit with Huntington National Bank to assist with cash flow.  We have established a $150,000 line of credit using funds from our non-qualified deferred compensation plan.  Members of this plan, which is only available to senior management, authorized the transfer of funds to establish the line of credit with interest accruing at 8%.  Businesses typically use lines of credit to finance short-term and unexpected cash needs.  There can be no assurances that these lines of credit will be sufficient in the event of an acute cash deficit.  Therefore, we intend to secure additional lines of credit or increases in our existing lines but we can provide no assurance that it will be available on acceptable terms, if at all, or that the amount of any line of credit obtained will be sufficient to handle future cash needs as they arise.

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

For the year ended December 31, 2008, we had a loss of $1,076,178 and $218,928 loss for the year ended December 31, 2007.  Therefore, we have not had profitable operations and there can be no assurance that we will be able to achieve and/or maintain profitable operations as we expand.  As of December 31, 2008, we have negative working capital of approximately $540,000.

Management’s plans with the objective of improving liquidity and profitability in future years encompass the following:

•

refinancing debt where possible to obtain more favorable terms.

•

increase facility occupancy.

•

add additional management contracts.

•

acquire existing cash flowing operations to expand our operations and branch out into other related areas of business.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability.  However, there can be no assurance that such events will occur.

Assisted living and skilled nursing facility financial stability could be negatively impacted by the current economic conditions.

Approximately 23% of our skilled nursing occupants and nearly all the occupants of our assisted living facilities rely on their personal investments and wealth to pay for their stay in our facilities.  Recent declines in market values of investments could limit their ability to pay for services or shorten the period of time for which they can pay privately for their stay.  The declining market for the sale of homes could limit their ability to sell their personal assets further reducing their ability to remain in our facilities.  Furthermore, adult children who have recently become unemployed may decide to care for their parent at home so that their parent’s income may help offset some of their own financial burdens.  While the Company currently hasn’t found these circumstances to have a material effect on financial results, the length of the economic downturn and eventual recovery could begin to manifest in these areas reducing facility occupancy, financial performance and cash flow.

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

For the year ended December 31, 2008, Medicare and Medicaid constituted 25% and 53%, respectively, of our total patient care revenues.  For the year ended December 31, 2007, Medicare and Medicaid constituted 26% and 53%, respectively, of our total patient care revenues.  The health care industry is experiencing a strong trend towards cost containment.  In general, the government has sought to impose lower reimbursement and resource utilization group rates, limit the scope of covered services, and negotiate reduced payment schedules with providers.  These cost containment measures have generally resulted in reduced rates of reimbursement for the services provided by companies such as ours.

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

In the budget passed by the Ohio General Assembly effective July 1, 2005, significant changes were made to the Medicaid reimbursement formula for nursing homes.  Under this new law, the cost reimbursement system, which had been in place since the early 1990’s, will be phased out and replaced with a pricing system that will reward both quality of care and efficiency in management operations.  In July 2006, Medicaid began the transition to the new reimbursement system. For the budget for the 2009 fiscal year, the State of Ohio has proposed completing the transition to the new reimbursement system which would have the effect of reducing reimbursement at some of our nursing homes if approved.  Additionally, the State of Ohio has stopped paying co-pays on dually eligible residents.  For the time being, the Federal Government has picked up the costs of the co-pays no longer provided by the State of Ohio.  We are not certain whether the Federal Government will continue this program in the long run.  As a result, should Ohio continue to refuse co-pays on dually eligible residents and the Federal Government should stop such payments; a substantial amount of our co-pays could become uncollectible.

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

The long-term care industry is highly competitive and we believe that it will become even more competitive in the future.  Our assisted living facilities and nursing homes compete with numerous companies providing similar long-term care alternatives, such as home health care agencies, community-based service programs, retirement communities and convalescent centers, and other assisted living providers.  We compete with national companies such as HCR Manor Care, Alterra and Extended Care with respect to both our nursing home and assisted living facilities.  We also compete with locally owned entities as well as ealth Care Facilities-HCF on a regional basis.  Historically, we have found that the entry of one or more of these competitors into one of our established markets can reduce both our occupancy and the rates we are able to charge to our customers.  In the past, we have found national publicly traded competitors who are willing to enter into a market already served by us.  When these competitors experienced lower than expected occupancies, they relied on their greater financial resources to reduce their rates in order to increase occupancy.  This resulted in our occupancies decreasing below expected levels.  Eventually, demographics improved and rates stabilized.  However, there can be no assurance that similar events will not occur in the future which could limit our ability to attract residents or expand our business and that could have a negative effect on our financial condition, results of operations, and prospects.  We can provide no assurance that competitive pressures will not have a material adverse effect on us.

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

We compete with other providers of home health care, nursing home care, and assisted living with respect to attracting and retaining qualified personnel.  We depend on the availability of Registered Nurses and Licensed Practical Nurses to provide skilled care to our nursing home residents.  According to the Ohio Hospital Association, the supply of nurses nationwide is predicted to be 800,000 short of demand by 2020.  Another study conducted by Dr. David I. Auerbach for the journal Health Affairs estimated the shortage to increase to 340,000 by 2020.  According to the Bureau of Labor Statistics, “employment of registered nurses is expected to grow 23 percent [or 587,000 jobs] from 2006 to 2016, much faster than the average for all occupations”.  The Bureau of Labor Statistics also reports “employment of LPNs is expected to grow 14 percent [or 105,000 jobs] between 2006 and 2016, faster than the average for all occupations, in response to the long-term care needs of an increasing elderly population and the general increase in demand for health care services”.  While the experts may not agree on the size of the shortage, they all appear to agree that there is and will continue to be a shortage.  Because of the small markets in which we operate, shortages of nurses and/or trained personnel may require us to enhance our wage and benefit package in order to compete and lure qualified employees from more metropolitan areas.  To date, we have been able to adequately staff all of our operations.  However, we can provide no assurance that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

We are dependent on our management team and the loss of any of these individuals would harm our business.

Our future success depends largely upon the management experience, skill, and contacts of our officers and directors, in particular, David A. Tenwick, our Chairman, Gary L. Wade, our President and CEO, and Scott Cunningham, our Chief Financial Officer.  Mr. Wade, Mr. Cunningham, and Mr. Tenwick have each signed employment contracts that are effective through September 2011.  Loss of the services of any or all of these officers could be materially detrimental to our operations.  In addition, due to the location of our corporate headquarters in a smaller urban region, we may experience difficulty attracting senior managers in the future.

Our business is largely dependent on short-term management contracts that may not be renewed from year to year.

For the years ended December 31, 2008, and, 2007, approximately 7.2% and 7.3%, respectively, of our total revenues were generated from management contracts to manage senior living and long-term care facilities.  These contracts generally have terms of three years with options to renew at the end of the term.  Each contract can be terminated without cause by either party on nine months notice and may be terminated earlier for cause.  There can be no assurance that the contracts will be renewed at the end of the present terms, or that our customers will not exercise their ability to terminate the contracts earlier.  Our home healthcare business enters into one year contracts with various agencies to provide home care services to clients and members of those agencies.  There can be no assurance that existing contracts will be renewed in 2009 or later.

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

•

the financial markets;  the state and length of the present bear market and when the market may recover;

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

Our directors and officers beneficially own approximately 19% of our outstanding common shares.  Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by stockholders, such as the election of directors, the amendment of our charter documents, and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets, and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and, although not currently required, a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate office is located in Springfield, Ohio.  We own the office building, which contains approximately 7,200 square feet of office space.  We believe that we will need additional office space in the near future and that suitable office space is available in the Springfield area.  We own additional land on which we could expand our office facilities.  This property is subject to debt in the amount of approximately $300,000 (as of December 31, 2008) which matures on February 1, 2017.

In order to qualify for HUD financing, three assisted living properties owned by Community’s Hearth & Home, Ltd., were transferred into two separate entities.  Two properties located in Clark County were retained by Community’s Hearth & Home LLC while the third property located in Champaign County was transferred to Hearth & Home of Urbana.  The ownership of the three properties remains the same.  We own 50% of Community’s Hearth & Home and Hearth & Home of Urbana and our partner, Community Mercy Health Partners, a hospital group, owns the remaining 50%.  In June 2008, refinancing of these properties was completed.

Community’s Hearth & Home, Ltd., is an Ohio limited liability company that owns two assisted living properties.  The two properties owned by this entity are each subject to a United States Department of Housing and Urban Development insured mortgage of approximately $1,858,000 (as of December 31, 2008) which matures July, 2043.

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

Hearth & Home of Urbana, LLC, owns one  assisted living property.  This property is subject to a United States Department of Housing and Urban Development insured mortgage of approximately $2,136,000 (as of December 31, 2008) which matures July, 2043.

•

Hearth & Home of Urbana was a duplicated copy of Hearth & Home at Harding and El Camino.  However, the facility was expanded in 2003 to add 12 more units, public area and parking spaces now totaling 20,180 square feet of space.  In order to meet growing market demand, during 2007, a portion of the building was retrofitted to provide specialized Alzheimer’s care.  The assisted living facility is located on 2 acres in Urbana, Ohio.  Urbana is a community located in southwestern Ohio.

Hearth & Home of Van Wert is a free standing single story assisted living facility, comprised of 25,571 square feet of space and is owned by Hearth & Home of Van Wert, Ltd., an Ohio limited liability company.  The facility is designed with 15 residential bedrooms (30 total bedrooms) grouped into two clusters around community living spaces, including family kitchen, dining, laundry and a hearth room.  There is a main kitchen and the living clusters are connected by a large interior atrium.  The assisted living facility is located on 3 acres in Van Wert, Ohio.  Van Wert is a community in northwestern Ohio.  Through October 2008, we owned 49.2% of the limited liability company with the remaining 50.8% owned by individual investors, located primarily in Van Wert.  In November, 2008, we acquired the remaining 50.8% ownership interest.  This property is subject to a mortgage in the amount of $1,878,794 (as of December 31, 2008) which matures on January, 2026.

Hearth & Home of Vandalia is a free standing single story assisted living facility, comprised of 29,431 square feet of space.  The facility is designed with 15 residential bedrooms (45 total bedrooms) grouped into three clusters around community living spaces, including family kitchen, dining, laundry and hearth room.  There is a main kitchen and the living clusters are connected by a large interior atrium.  The assisted living facility is located on 4 acres in Vandalia, Ohio.  Vandalia is a community located on the north side of the city of Dayton, Ohio.  This property is subject to a mortgage in the amount of $3,607,918 (as of December 31, 2008) which matures on May, 2041.

The Pavilion skilled nursing facility is located on 4 acres of land in Sidney, Ohio.  The facility is a single story building that is licensed for 62 beds and has a gross building area of 16,151 square feet.  The 62 beds are dually certified for Medicaid and Medicare.  The building is constructed in the form of a cross, with resident rooms in three of the wings and the nurses’ station at the center of the cross.  The fourth wing of the building contains the dining room and activity area, kitchen, laundry and other staff operations areas.  During 2007, several semi-private rooms were converted to private suites consequently reducing the number of beds in service to 50.  Sidney is a community located in northwestern Ohio.  This property is subject to a mortgage in the amount of $2,052,178 (as of December 31, 2008) which matures on December 1, 2027.  On November 27, 2007, we refinanced this loan in order to lower the interest rate with the existing lender.

Hearth & Care of Greenfield is a 50-bed single story nursing home, located on approximately one half acre, in Greenfield, Ohio.  The property is a residential home that was converted and expanded into 40-nursing beds all located on the first floor. During 2007, renovations were completed which added 10 private bedrooms, new kitchen, laundry, activity and therapy rooms and a new front entrance and nurses’ station totaling 10,550 square feet.  The total square footage after renovations is approximately 29,000 square feet of space.  The 50 beds are dually certified for Medicaid and Medicare.  Greenfield is a community located in southern Ohio.  This property was refinanced during 2008 and is now subject to a United States Department of Housing and Urban Development insured mortgage of $2,515,596 maturing in August 2038.

In April, 2008, we acquired the New Lincoln Lodge Retirement Residence located in Columbus, Ohio.  The facility is a 51 unit building containing approximately 34,500 square feet and is located on approximately three acres.  The building is two stories with resident units on both floors.  There is a central kitchen and dining area providing meals to the residents.  We also provide light housekeeping and activity areas including a library.  Currently, services are provided to primarily independent residents but future plans include transitioning services to provide an assisted living level of care.  During 2008, we obtained a residential care facility license for the purpose of providing assisted living services.  The property is subject to a United States Department of Housing and Urban Development insured mortgage of approximately $1,963,000 (as of December 31, 2008) which matures July, 2036.

Pursuant to a ten-year lease which began March 1, 2003, we lease 100% of The Covington Care Center, a 106-bed single story skilled nursing facility located in Covington, Ohio, a community in western Ohio.  This is a net lease in which we lease the entire facility including the building and equipment.    We also manage this facility and all revenues collected in excess of the lease costs and operating expenses represent our profits with respect to this facility.  The building is a long, rectangular building containing 31,048 square feet of space.  It has several nurses’ stations, dining, laundry, kitchen, activity, therapy, and several other rooms along with administrative offices.  The 106 resident beds are dually certified for Medicaid and Medicare.  During 2007, several semi-private rooms were converted to private suites consequently reducing the number of beds in service to 98.

Our lease payments are $620,000 per year and we have an option to purchase the property after five years at the greater of $5,500,000 or the then fair market value.  In March 2008, the lease was renegotiated, and our lease payments for the remaining five years were set as follows;  commencing April 1, 2008 through March 31, 2010, $504,000 per year;  April 1, 2010 through March 31, 2011, $560,000 per year;  and April 1, 2011 through March 31, 2013 $620,000 per year.  In addition, the lessor will make available $600,000 for improvements to the property.  Also, as part of the renegotiations, we will issue 20,000 shares of our common stock to the lessor and share 50% of the net operating income of the property with the lessor after all expenses and the management fees are paid on an annual basis.  At the end of the lease, we have a right of first refusal to acquire the property and an option to renew the lease for one additional five year term at a rental to be determined.

We believe that all of our properties are well maintained and suitable for the services we provide in them and that they are adequately covered by insurance.

Portfolio of Owned and Managed Facilities

SKILLED NURSING FACILITIES (SNF)	BEDS	FACILITIES DEVELOPED BY ADCARE	% OWNED	MANAGE	2007 OCCUPANCY (3)	2008 OCCUPANCY (3)
Covington Care Center, Covington, OH(2), (5)	98			X	80%	82%
Koester Pavilion, Troy, OH	150			X	96%	98%
The Pavilion, Sidney, OH (5)	62		100%	X	87%	89%
The Health Center at SpringMeade, Tipp City, OH (1)	99	X		X	99%	99%
Valley View Alzheimer’s Center, Frankfort, OH	50			X	96%	89%
Hearth & Care at Greenfield, Greenfield, OH(5)	50		100%	X	77%	89%

ASSISTED LIVING FACILITIES (ALF)	BEDS	FACILITIES DEVELOPED BY ADCARE	% OWNED	MANAGE	2007 OCCUPANCY (3)	2008 OCCUPANCY (3)
Hearth & Home at Harding, Springfield, OH (1)	20	X	50%	X	95%	88%
Hearth & Home at Urbana, Urbana, OH (1)	32	X	50%	X	79%	80%
Hearth & Home at Friedman Village, Tiffin OH (1)	20	X		X	83%	86%
Hearth & Home at El Camino, Springfield, OH (1)	20	X	50%	X	97%	100%
Hearth & Home at Van Wert, Van Wert, OH (1)	30	X	100% (7)	X	88%	94%
Hearth & Home at Vandalia, Vandalia, OH (1)	45	X	100%	X	96%	98%
Legacy Assisted Living Xenia, OH (1)	22	X		X	92%	97%

INDEPENDENT LIVING FACILITIES (ILF)	BEDS	FACILITIES DEVELOPED BY ADCARE	% OWNED	MANAGE	2007 OCCUPANCY (3)	2008 OCCUPANCY (3)
SpringMeade Residence, Tipp City, OH (1)	83	X		X	96%	98%
Friedman Village, Tiffin, OH (1)	31	X		X	81%	95%
Lincoln Lodge Retirement Residence (6)	49		99%	X		73%

(1) These represent facilities in which we acted in the traditional capacity of a real estate developer overseeing the entire project from acquisition of the land through construction and operation of the facility.

(2) Net Lease in which we pay rent plus taxes, insurance and maintenance on the property.

(3) Average occupancy for the year ended December 31, 2007 and December 31, 2008.

(4) Legacy Village opened and began admitting residents during 2006.

(5) The Pavilion reduced the number of beds in service to 50 from 62 effective April 1, 2007.  Covington Care Center reduced the number of beds in service to 98 from 106 effective April 1, 2007.  Hearth & Care of Greenfield increased the number of beds in service to 50 from 40 effective October 1, 2007.

(6) The Lincoln Lodge Retirement Residence was acquired effective April 1, 2008.  Although currently operating as an independent living facility, portions of the facility are being transitioned to provide assisted living services.

(7)  We acquired our partner’s 50.8% interest in Hearth & Home of Van Wert in November 2008.

Item 3.  Legal Proceedings

We are not currently involved in any material litigation.  We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

In October 2008, NYSE Euronext acquired the American Stock Exchange.  Consequently, our stock is now traded on the NYSE Amex exchange.  The high, low and closing prices of our stock and dividends declared and paid during 2008 and 2007 were as follows:

“ADK”		High	Low	Close	Cash Dividends
2008	First Quarter	$2.02	$1.06	$1.06	None
	Second Quarter	$2.75	$1.71	$1.87	None
	Third Quarter	$3.09	$1.20	$2.61	None
	Fourth Quarter	$1.40	$0.63	$1.20	None

“ADK.WS”		High	Low	Close	Cash Dividends
2008	First Quarter	$0.17	$0.01	$0.15	None
	Second Quarter	$0.70	$0.10	$0.40	None
	Third Quarter	$0.60	$0.30	$0.37	None
	Fourth Quarter	$0.52	$0.11	$.016	None

“ADK”		High	Low	Close	Cash Dividends
2007	First Quarter	$3.50	$1.51	$1.79	None
	Second Quarter	$2.08	$1.28	$1.53	None
	Third Quarter	$1.75	$0.95	$1.18	None
	Fourth Quarter	$1.95	$0.55	$0.80	None

“ADK.WS”		High	Low	Close	Cash Dividends
2007	First Quarter	$1.00	$0.15	$0.29	None
	Second Quarter	$0.53	$0.10	$0.10	None
	Third Quarter	$0.10	$0.04	$0.06	None
	Fourth Quarter	$0.50	$0.03	$0.05	None

On December 31, 2008, we had approximately 735 stockholders of record.

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

For the year ended December 31, 2008, there were no sales of unregistered securities.  Additionally, we did not repurchase any equity securities of the Company.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2008, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1) (2) (3)	1,371,305	$2.18	6,800
Equity compensation plan not approved by security holders	0	$0.00	0

(1) Options were granted in August 2004 and vest over a five year period contingent on continued employment.  The total number of shares available under this option plan are 120,000.  At December 31, 2008, 94,800 options had vested with no remaining options to vest.  Due to separation of employment, 19,400 options have been forfeited during the five year vesting period.

(2) During May, 2007, we granted 199,000 options under our September 2005 stock option plan.  The total number of shares available under this option plan is 200,000.  The options vest over a five year period contingent on continued employment.  At December 31, 2008, 76,080 options had vested with an additional 108,120 remaining to vest.  Due to separation of employment, 2,520 vested options and 12,280 unvested options have been forfeited.

(3) On November 16, 2007, our Board of Directors authorized the issuance of warrants to officers and directors of the company.  A total of 1,102,710 warrants were granted and vest over a five year period.  The warrants remain exercisable for ten years.  The exercise price of the warrants in each of the five years following the issuance of the warrants is determined as follows:  warrants vesting in 2008 are exercisable at $1.21; warrants vesting in 2009 are exercisable at $2.25; warrants vesting in 2010 through 2012 are exercisable at a price equal to the greater of (i) the average closing price of the Company’s common stock on NYSE Alternext US exchange during the month of January each year or (ii) $3.00.  On August 15, 2008, the warrant plan received shareholder approval and subsequently, 218,460 warrants vested with an additional 740,457 remaining to vest.  Due to separation of employment, 133,388 unvested warrants were forfeited.

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio. We currently manage sixteen facilities, comprised of six skilled nursing centers, seven assisted living residences and three independent living/senior housing facilities, totaling approximately 850 beds.

We have an ownership interest in eight of the facilities we manage, comprised of 100% ownership of two skilled nursing facilities and two assisted living facilities, 99% ownership in one independent living facility as well as a 50% ownership in three assisted living facilities.  We lease one additional skilled nursing facility.  The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is...” We also maintain a development/consulting initiative which is strategic in providing potential management opportunities to our core long-term care business. AdCare Health Systems, Inc.® and Hearth & Home® are registered trademarks. All of our properties are located within the State of Ohio.

We focus on two primary indicators in evaluating the financial performance of our business.  Those indicators are facility occupancy and staffing.  Facility occupancy is important as higher occupancy generally leads to higher revenue.  According to the Ohio Health Care Association, average nursing home occupancy within Ohio was 88.6% for 2007.  Over the past 10 years, occupancy has averaged 87.8% statewide according to the State of Ohio.  Our nursing homes averaged 84.9% for 2008 and assisted living averaged 90.3%.  For 2007 our nursing facilities averaged 84.4% and assisted living averaged 90.7%.  Statewide averages are not published for assisted living facilities.

In recent years, we observed the trend that more seniors were staying in their homes for a longer period of time prior to moving into a long-term care setting.  We have also observed that more seniors are using nursing and assisted living facilities for short rehabilitation stays and then moving back to their homes.  We have taken advantage of this opportunity and expanded our operations to provide personal care and health care services in the home.  Accordingly, in January, 2005, we acquired Assured Health Care, a home health care service provider located in Dayton, Ohio.  Assured has been providing home health care services in the greater Dayton area for nearly 15 years.

On May 15, 2008, we completed our acquisition of the New Lincoln Lodge.  This acquisition was effective April 1, 2008.  Consequently, many of the expense areas in our income statement have increased.  The New Lincoln Lodge is a 51 unit senior living facility located in Columbus, Ohio.

During 2008, we completed refinancing three of our assisted living facilities and one skilled nursing facility.  The new financings are long-term fixed interest rate non-recourse HUD insured loans.

Segments

Our business operates in two segments: (1) management and facility-based care and (2) home-based care. In our management and facility-based care segment, we derive revenues from three primary sources. We operate and have ownership interests in eight facilities for which we collect fees from the residents of those facilities. Profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with operating those facilities. We also manage assisted living facilities and skilled nursing facilities owned by third parties. With respect to these facilities, we receive a management fee based on the revenue generated by the facilities. Within our management facility-based care segment, we provide development, consulting and accounting services to third parties. In these instances, we receive a fee for providing those services. These fees vary from project to project, with the development fee in most cases being based on a percentage of the total cost to develop the project.

Management and Facility Based Care Segment

We have implemented changes at our skilled nursing facilities to improve occupancy and revenue.  We have recently completed renovations at two facilities we own and one facility we lease with additional renovations planned during 2009.  We continue to focus our attention towards providing care to more patients covered by Medicare where our profit margins are typically higher than those of Medicaid.  For the year ended December 31, 2008, compared to the year ended December 31, 2007, overall occupancy in our skilled nursing centers increased ..5% and occupancy in our assisted living centers decreased .4%.

Revenue in our management and facility based care segment increased approximately $1,657,000 or 7.5% as result of the acquisition of the New Lincoln Lodge along with increases in rates charged to our privately paying residents.  Net loss declined as result of the higher rates charged as well increases in Medicare covered residents.  Total assets increased primarily as a result of the acquisition of the New Lincoln Lodge.

Home Based Care Segment

Our home health division has reduced and, in most cases, eliminated services to patients where our reimbursement provided very little profit margin.  This has resulted in a lower number of patient visits and lower revenue but increased profit margins.  The majority of the reduced revenue has been offset by lower payroll and related expenses.  The benefits of this change have been offset by overall lower visits than anticipated.  We are in the process of utilizing our home health services in our assisted living and independent living properties creating cross selling opportunities which will further enhance our revenue.  These needs have previously been satisfied by other home health agencies.

Revenue in our home based care segment decreased approximately $414,000 or 13%.  This is primarily the result of eliminating services to low margin payer sources.  Net profit increased approximately $2,000 or 1% due to increasing services to primarily Medicare and commercial insurance covered patients offset by accrued expenses for income tax payable.

The table below shows the net income (loss) from both our management and facility-based care operation and our home based care operation for the years ended December 31, 2008 and 2007.

	(Amounts in 000s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total

Year ended December 31, 2008:
Net Revenue	23,782	2,804	26,586	-	(1,793)	24,793
Net Profit (Loss)	(1,252)	176	(1,076)	-	-	(1,076)
Total Assets	24,280	2,545	26,825	-	-	26,825
Capital Spending	468	9	477	-	-	477

Year ended December 31, 2007:
Net Revenue	22,125	3,218	25,343	-	(1,675)	23,668
Net Profit (Loss)	(980)	174	(806)	587	-	(219)
Total Assets	22,134	2,357	24,491	-	-	24,491
Capital Spending	1,374	6	1,380	-	-	1,380

Consolidated Results of Operations

Year Ended December 31, 2008 and December 31, 2007

Revenue

Approximately 93% of our revenue is derived from patient care services provided by our skilled nursing facilities, assisted living facilities and home health agency.  The following table compares revenue for the years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007	Increase	% Change
Patient care revenue	$23,008,754	$21,928,808	$1,079,946	4.9%
Management, consulting and development fee revenue	1,784,540	1,738,948	45,592	2.6%
	$24,793,294	$23,667,756	$1,125,538	4.8%

For the periods compared, patient care revenue increased $1,079,946 or 4.9%.  Average occupancy in our skilled nursing facilities and assisted living facilities was nearly unchanged from 2007 to 2008.  Charges for private paying residents at our assisted living and skilled nursing facilities increased approximately 5% beginning January 1, 2008.  Additionally, the number of residents covered by Medicare in our skilled nursing facilities have increased approximately 23% from 2007 to 2008 contributing significantly to our increased revenue.  Home health revenue declined primarily as a result of reducing services provided to payers that are not profitable or only marginally profitable as well as overall lower visits being provided to other payers.  Payroll and related payroll costs were reduced accordingly to partially offset the reduced revenue.  Additionally, patient care revenue increased due to the acquisition of the New Lincoln Lodge effective April 1, 2008 which resulted in an additional $466,000 in revenue for 2008.  Management, consulting and development fee revenue increased $45,592 or 2.6% as a result of higher management fees charged to our managed only properties as a result of negotiated increases.

Operating Expenses

	December 31, 2008	December 31, 2007	Increase	% Change
Payroll and related payroll costs	$15,649,862	$14,762,090	$887,772	6.0%
Other operating expenses	8,248,157	7,746,505	501,652	6.5%
Depreciation and amortization	882,900	847,440	35,460	4.2%
	$24,780,919	$23,356,035	$1,424,884	6.1%

Operating expenses for the year ended December 31, 2008 increased by approximately $1,425,000 or 6.1%.  Payroll and related payroll costs for the year ended December 31, 2008 increased by approximately $888,000 or 6.0%.  The acquisition of New Lincoln Lodge contributed approximately $175,000 to the increased payroll and related costs.  Increased administrative staff expense and higher payroll expense at our assisted living centers was partially offset by lower payroll expense at our home health agency and skilled nursing centers.  Payroll expense at our home health agency was lower as a result of discontinuing services provided to payers that are not profitable or only marginally profitable. These savings were partially offset by employee wages which have increased approximately 3% as a result of annual wage increases.  Administrative staff has increased in the areas of management information systems and human resources in order to satisfy the increasing demands on these departments.  Additionally, we accrued approximately $162,000 in payroll expense related to the retirement benefits of our previous Chief Operating Officer who retired on September 30, 2008.  Additionally, we incurred approximately $640,000 in non-cash expenses primarily related to the warrants approved by shareholders at our August 15, 2008, shareholder meeting and other share based compensation.

Other operating expenses increased approximately $500,000 or 6.5%.  A number of factors contributed to this increase including approximately $105,000 in non-cash expenses related to warrants granted to our investment banker, approximately $161,000 due to inflationary increases in supplies at our assisted living centers, an increase in expenses at our skilled nursing facilities of approximately $36,000 as a result of the increased number of Medicare residents offset by lower supplies usage in our home health division of approximately $(27,000) as a result of fewer visits being provided and nearly $225,000 in expenses related to New Lincoln Lodge which was acquired in April, 2008.

Depreciation and amortization increased approximately $35,000 or 4.2% primarily due to depreciation expense related to the acquisition of the New Lincoln Lodge and related depreciation as well as the addition of other depreciable assets during the year.

Income from Operations

Income from continuing operations for the year ended December 31, 2008 was approximately $12,000 compared to approximately $312,000 for the year ended December 31, 2007, an decrease of approximately $300,000 or 96%.  Total revenue grew by 4.8% from 2007 to 2008 ahead of growth in operating expenses of 4.2%.  Approximately $640,000 of operating expenses in 2008 was related to non-cash expenses for warrants with an additional $162,000 related to a one time charge for retirement expenses for our Chief Operating Officer.

Other Income and Expense

	December 31, 2008	December 31, 2007	(Decrease)/ Increase	% Change
Interest income	$23,287	$59,300	$(36,014)	(60.7)%
Interest expense, others	(1,265,622)	(978,731)	(286,891)	29.3%
Interest expense, related parties	(36,446)	(66,432)	29,986	(45.1)%
Minority interest in earnings of consolidated entities	(57,919)	(94,811)	38,892	(38.9)%
Other income (expense)	4,200	(37,014)	41,214	(111.3)%
	$(1,332,500)	$(1,117,688)	$(212,813)	19.0%

Interest income decreased approximately $36,000 or 60.7% for the year ended December 31, 2008, as a result of less interest earned on certificates of deposit.  Interest expense for the year ended December 31, 2008 increased approximately $287,000 or 29.3%.  Approximately $210,000 of this increase is due to the recognition of the balance of the unamortized financing costs associated with our Community’s Hearth & Home properties and Hearth & Care of Greenfield.  Additionally, the acquisition of the New Lincoln Lodge in April, 2008, caused interest expense to increase approximately $100,000.  These increases were partially offset by lower interest expense of approximately $35,000 on our variable rate loans.

Other expense for the year ended December 31, 2007 was approximately $37,000.  This is the result of recognizing as expense, costs that had been capitalized that were associated with the contemplated merger with Family Home Health Services.  When the merger agreement was discontinued, the accumulated costs were immediately recognized as expense.  For the year ended December 31, 2008, other income was $4,200 and was due to the lease of commercial space at the New Lincoln Lodge.

Summary

The loss from continuing operations for the year ended December 31, 2008 was approximately $1,076,000 compared to a loss from continuing operations of approximately $628,000 for the year ended December 31, 2007.  The loss during 2008 was partially offset by recognizing a gain of approximately $414,000 related to our acquisition of the New Lincoln Lodge.

Income tax expense for the year ended December 31, 2008, of approximately $170,000 is related to the amortization of purchased goodwill under Internal Revenue Code section 197.

Income from discontinued operations was approximately $409,000 for the year ended December 31, 2007, as the result of recognizing a gain on the sale of assets in our discontinued operations during 2007.

Net loss for the years ended December 31, 2008 and 2007, was approximately $1,076,000 and $219,000 respectively.

Changes in Balance Sheet

The following table contains certain balance sheet items and their respective change from 2007 to 2008.  For a complete balance sheet, please refer to page 29 of this 10-K.

	December 31, 2008	December 31, 2007	Increase/ (Decrease)	% Change
Cash and cash equivalents	$1,266,315	$926,625	$339,690	36.7%
Certificate of deposit, restricted	$-	$209,637	$(209,637)	(100.0)%
Advances and receivables from affiliates, current	$17,635	$27,558	$(9,923)	(36.0)%
Long-term care resident receivables, net	$2,008,847	$2,115,364	$(106,517)	(5.0)%
Restricted cash	$1,155,596	$973,975	$181,621	18.6%
Property and equipment	$16,772,660	$14,425,868	$2,346,792	16.3%
Note receivable, net	$-	$221,413	$(221,413)	(100.0)%
Accounts payable	$1,009,002	$1,416,313	$(407,311)	(28.8)%
Accrued expenses	$2,838,407	$2,060,222	$778,185	37.8%
Forward purchase contract	$-	$900,000	$(900,000)	(100.0)%
Notes payable and other debt, net of current portion	$16,974,788	$12,813,338	$4,161,450	32.5%
Notes payable to stockholders, net of current portion	$34,626	$810,084	$(775,458)	(95.7)%
Other liabilities	$299,314	$559,509	$(260,195)	(46.5)%
Income tax payable	$170,007	$-	$170,007	100.0%

Cash increased approximately $340,000 primarily due to cash generated by operations.  Please refer to the Cash Flow section of the Liquidity and Capital Resources section of this management discussion and analysis for a thorough discussion of cash.

Certificate of deposit, restricted, was eliminated in 2008 as a result of refinancing the loan for Hearth & Care of Greenfield.  Once the loan was refinanced, the certificate of deposit was liquidated and the proceeds used to retire other debt.

Advances and receivables from affiliates, current, decreased approximately $9,900 due to an account receivable being written off against bad debt reserved for collection of the account.  The account had been previously fully reserved for potential bad debt.

Long term care resident receivables decreased approximately $107,000 or 5% as a result of increased collections.

Restricted cash increased approximately $182,000 due to additional deposits made as a result of refinancing four of our properties with HUD during 2008 as well as interest earned and additional deposits to HUD reserves for replacements.

Property and equipment increased by approximately $2,347,000 primarily as a result of the acquisition of the New Lincoln Lodge.

Note receivable, net, decreased approximately $221,000 as a result of the acquisition of the New Lincoln Lodge.  This note receivable was forgiven as partial consideration in the acquisition of the assets.

Accounts payable decreased by approximately $407,000 primarily as a result of improved cash flow at some of the properties and therefore improved ability to satisfy accounts payable requirements.

Accrued expenses increased approximately $778,000 or 37.8% primarily due to increased accruals at year end for invoices not yet received and due to the accrual of retirement benefits for our retiring Chief Operating Officer.

The Forward Purchase Contract was satisfied in November 2008 when we acquired the remaining partners interests in Hearth & Home of Van Wert giving us 100% ownership of the property.

Notes payable and other debt, net of current portion, increased approximately $4,160,000.  The increase is due primarily to the acquisition of the New Lincoln Lodge.  Additionally, increases are due to additional debt incurred in relation to the refinancing of four of our properties with HUD during 2008 as well as refinancing our notes payable, stockholder.

Notes payable, stockholder, net of current portion, decreased approximately $775,000 as a result of refinancing the majority of the debt with a traditional bank loan.

Other liabilities decreased approximately $260,000 primarily as a result of changes in market value associated with invested deferred compensation.

Income tax payable increased approximately $170,000 during 2008 in relation to the amortization of purchased goodwill under Internal Revenue Code section 197.

Liquidity and Capital Resources

As a newer public company, we have incurred legal, accounting and other expenses that we did not incur as a private company related to the Securities Exchange Commission’s reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002.  As of December 31, 2008, we have incurred increased expenses with respect to Sarbanes-Oxley Section 404 compliance.  In addition, there are increased expenses for investor relations, legal, auditing and board activities that we did not have before becoming a public company.

We have obtained directors and officer’s liability insurance and key man life insurance which we did not have in the past and as a result we have incurred additional costs.  We expect to fund these additional costs using cash flows from expanded operations and financing activities and additional indebtedness such as a new line of credit.

Overview

We had negative net working capital as of December 31, 2008 of approximately $540,000 as compared to negative net working capital of approximately $1,167,000 for the year ended December 31, 2007, a decrease of $627,000.  The majority of the decrease in negative net working capital was the result of satisfying our commitment under the forward purchase contract, which matured in October, 2008, partially offset by increases in accrued expenses.

On November 14, 2008, we established a $100,000 line of credit with Huntington National Bank to assist with cash flow.  As of December 31, 2008, approximately $97,000 was being used in operations of the Company.

We have established a $150,000 line of credit using funds from our non-qualified deferred compensation plan.  Members of this plan, which is only available to senior management, authorized the transfer of funds to establish the line of credit with interest accruing at 8%.  We withdrew $150,000 from a deferred employee compensation plan (see note 17 to the consolidated financial statements).  We deposited the funds into an interest bearing savings account.  We intend to use the savings to fund temporary cash short falls.  We repaid the withdrawn funds to the plan at the end of 2008 with interest that accrued at 8%.  In January, 2009, we reestablished the line of credit from the non-qualified deferred compensation plan with same terms as 2008.  The funds are presently used in the operations of the company.

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

We discontinued the operations of Hearth & Home of Marion, a wholly owned subsidiary, in November, 2003, and entered a land installment contract in January, 2004, to sell the assets of Hearth & Home of Marion for $1,600,000.  In early 2007, we agreed to reduce the price to $1,300,000.  On September 6, 2007, we completed the disposition of assets held by Hearth & Home of Marion.  The buyer was Concerned Citizens Against Violence Against Women, Inc., DBA Turning Point, a non-profit organization providing shelter and services to abused women.  The transaction resulted in recognizing a gain on the sale of approximately $619,000.

In November 2008, we completed the acquisition of Hearth & Home of Van Wert as required by our forward purchase contract to acquire the outstanding partnership interest in Hearth & Home of Van Wert by October 2008.  The cost of acquiring the partners’ interest was approximately $950,000 and was primarily satisfied with cash received at the closing of financing for Hearth & Care of Greenfield and with a note payable to the sellers of approximately $28,500 bearing interest of 5% due in November, 2010 a note payable to a seller of $112,500 that bears no interest but for which interest has been imputed at 5% resulting in a discount of approximately $8,400.  Total notes payable to sellers is approximately $141,000.

Notes Payable and Other Debt

For the year ended December 31, 2008 and the year ended December 31, 2007, we had notes payable and other debt outstanding of $17,688,111 and $13,586,616, respectively with weighted average interest rates of 6.6% and 6.8%, respectively.  Approximately 13% of our debt is now at a variable interest rate compared to approximately 50% in 2007 as a result of refinancing loans that were previously at a variable interest rate to fixed interest rate loans.  We project a change of 1% in interest rates could result in a change in interest expense of approximately $23,000.

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

In connection with the financing and loan agreement used to re-finance an assisted living property located in Van Wert, Ohio, the property is required on an annual basis to maintain a minimum tangible net worth and such net worth shall not be less than 10% of total assets.  As of December 31, 2007, the minimum requirement was $308,846 and the actual tangible net worth was $252,491.  Also, 10% of the total assets was $335,338 as compared to the actual tangible net worth of $252,491; and therefore, both covenants were not in compliance.  However, both net worth covenants were waived by WesBanco on March 21, 2008.  As of December 31, 2008, we were in compliance with these covenants.

On June 26, 2008 we completed the refinancing of three assisted living properties known as Community’s Hearth & Home.  This refinancing replaced our adjustable rate demand taxable notes, series 2002 Bonds in the original principal amount of $4,200,000 obtained in 2002.  Interest on the note was indexed at the LIBOR rate.  We refinanced this debt with two HUD insured loans at a fixed interest rate of 6.65% with a 35 year amortization.  The new financing consists of two loans, one for the two Springfield, Ohio properties and one for the Urbana, Ohio property.  The new loans are in the amount of $1,863,800 and $2,142,700, respectively, and total $4,006,500.  As a result of this refinancing, in June 2008, we recognized the balance of the unamortized financing costs of approximately $106,000 from the 2002 Bond financing.  Additionally, Huntington National Bank released the balance of cash previously pledged to secure a letter of credit related to the 2002 financing.

On July 24, 2008, we completed refinancing our Assured Health Care loan in the original amount of approximately $820,000.  This refinancing replaced $760,000 of our note payable to a stockholder leaving $60,000 still payable to the stockholder.  Payments begin at $8,000 per month until our loan from the previous owner of Assured Health Care is repaid at which time the payments increase to $17,000 per month.  Interest on the loan accrues at the Lender’s Prime Commercial Rate plus 1.5% or 6.5% at the time of the loan closing.  The loan matures in 2013.

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

Note Payable to Stockholder

For the year ended December 31, 2008 and the year ended December 31, 2007 note payable to stockholder was $44,058 and $819,110, respectively, with interest rates of approximately 3.25% and 6.8%, respectively.  The loan originally matured in May 2007 but was extended to May 2009.  However, in July, 2008, we completed refinancing $760,000 of this loan with a bank loan leaving a balance due on our note payable to stockholder of $44,058 as of December 31, 2008.

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

Our cash requirements are satisfied primarily with cash generated from operating activities and debt.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  Accounts receivable collections in the health care industry can be very complex processes.  At December 31, 2008, approximately 77% of our skilled nursing facility residents were covered by the Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can be long.  On average, accounts receivable were outstanding nearly 33 days before collection as of December 31, 2008 which is lower than December 31, 2007 days of 37.  The status of collection efforts is monitored very closely by our senior management.  (See additional discussion under Patient Care Receivables in the Critical Accounting Policies and Use of Estimates on page 24.)

December 31, 2008 as compared to December 31, 2007

During 2008, we satisfied our cash requirements primarily with cash generated from operating activities.  Our cash was used principally for the operations of our properties.  Cash provided by operating activities was approximately $439,000 as a result of  decreased accounts receivable, increased accounts payable and accrued expenses offset by increases in prepaid expenses and other assets.

Net cash used in investing activities for the years ended December 31, 2008 and December 31, 2007 was approximately $1,419,000 and $521,000, respectively.  For the year ended December 31, 2008, cash used in investing activities was primarily the result of satisfying the forward purchase contract for approximately $941,000 and the purchase of property, plant and equipment for approximately $477,000.  For the year ended December 31, 2007, cash used in investing activities was primarily the result of the addition of property and equipment partially offset by the proceeds of the sale of assets of our discontinued operations.

For the year ended December 31, 2008, net cash provided by financing activities was approximately $1,319,000 and was the result of cash received upon refinancing certain loans offset by repayments on the original loans.  Repayments on note payable to stockholder were the result of refinancing the loan with traditional bank debt.  Repayments on notes payable were the result of refinancing existing debt as well as routine debt repayments.

Net cash used in financing activities for the year ended December 31, 2007 was $580,963.  This is primarily the result of routine repayments on notes payable and additional financing costs incurred as a result of refinancing one of our properties.

Inflation

The resident fees that we receive from the properties that we own or lease and the management fees we receive from the facilities we manage for third parties are our primary source of income at this time.  This source of income is affected by the monthly rental rates and the occupancy rates.  The monthly rental rates are dependent on various factors including competition, market conditions and the locations of the properties.  We evaluate and prepare budgets for our properties on an annual basis.  At that time, we assess the impact of inflation on the operations of the properties, including but not limited to, budgeting increases for real estate taxes, utilities, employee expenses, food and supplies.  However, some factors are difficult to quantify, such as potential increases in employee expenses as a result of the current shortage of qualified nurses, and there can be no assurance that the resident rental rates will increase or that costs will not increase due to inflation or other causes.  We strive to be the provider of choice in each of our markets and to charge market or better than market rates.

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

Our financial statements reflect consolidation with entities in which we have determined to have a controlling financial interest

In December of 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R which addresses the consolidation of business enterprises which focus on primary beneficiaries in variable interest entities as defined in the interpretation.  We have evaluated our relationship with Community’s Hearth & Home, LTD., and determined that these entities are variable interest entities pursuant to FIN46R of which we are the primary beneficiary.  We consolidated the entities as of December 31, 2003.

Patient Care Receivables

Patient care receivables are reported net of allowances for doubtful accounts.  The administrators and managers of our properties evaluate the adequacy of the allowance for doubtful accounts on a monthly basis, and adjustments are made if necessary.  On an ongoing basis, we have experienced very few collection problems and do not anticipate significant increases unless the economy where our properties are located encounters a severe down trend.  Approximately 78% of our revenue in our nursing facilities is derived from Medicare and Medicaid qualifying residents.  Charges to these payers are evaluated monthly to insure that revenue is recorded properly and that any adjustments necessitated by our contractual arrangement with these payers are recorded in the month incurred.

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

Beginning January 1, 2002, we accounted for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to no longer amortize goodwill.  We now test goodwill on an annual basis for the purpose of assessing the potential of its impairment and making the appropriate adjustments if required.  We no longer amortize costs associated with the acquisition of certificates of need required in Ohio for nursing homes.

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

Effective January 1, 2006, we began accounting for options by applying the fair value recognition provisions of FASB 123R, “Share Based Payments,” the effects of which are included in our financial statements for the year ended December 31, 2007 and 2008.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company has not yet evaluated the impact that SFAS No. 162 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133  (“SFAS 161”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore is effective for our first quarter in fiscal 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning January 1, 2008. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”).  FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008.  As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as fixed assets and intangibles.  The Company does not expect the adoption of FSP 157-2 to have a material impact on the on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company has evaluated SFAS 160 and does not believe it will have a material impact on its consolidated financial position, results of operations and cash flows.  SFAS 160 will be adopted by the Company in January, 2009.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders

 AdCare Health Systems, Inc.

   and Subsidiaries

 Springfield, Ohio

We have audited the accompanying consolidated balance sheet of AdCare Health Systems, Inc and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and uncertainties.

Dayton, Ohio

March 31, 2009

To the Stockholders

 AdCare Health Systems, Inc.

   and Subsidiaries

 Springfield, Ohio

We have audited the accompanying consolidated balance sheet of AdCare Health Systems, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AdCare Health Systems, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and uncertainties.

Miami, Florida

March 28, 2008

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$ 1,266,315	$ 926,625
Certificate of deposit, restricted	-	209,637
Accounts receivable:
Long-term care resident receivables, net	2,008,847	2,115,364
Management, consulting and development receivables, net	258,811	259,778
Advances and receivables from affiliates	17,635	27,558
Prepaid expenses and other	478,534	453,219
Total current assets	4,030,142	3,992,181

Restricted cash	1,155,596	973,975
Property and equipment, net	16,772,660	14,425,868
Note receivable, net	-	221,413
License, net	1,189,307	1,189,307
Goodwill	2,679,482	2,638,193
Other assets	1,012,340	1,050,506
Total Assets	$26,839,527	$24,491,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 713,323	$ 773,279
Current portion of note payable to stockholder	9,432	9,026
Accounts payable	1,009,002	1,416,313
Accrued expenses	2,838,407	2,060,222
Forward purchase contract	-	900,000
Total current liabilities	4,570,164	5,158,840

Notes payable and other debt, net of current portion	16,974,788	12,813,338
Note payable to stockholder, net of current portion	34,626	810,084
Other liabilities	299,314	559,509
Income tax payable	170,007	-
Minority Interest in Equity of Consolidated Entities	269,193	255,070
Total Liabilities	22,318,092	19,296,841
Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 shares issued and outstanding	14,766,967	14,063,956
Accumulated deficit	(10,245,532)	(9,169,354)
Total stockholders' equity	4,521,435	4,894,602
Total liabilities and stockholders' equity	$26,839,527	$24,491,443
See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	December 31,
	2008	2007
Revenues:
Patient care revenues	$23,008,754	$21,928,808
Management, consulting and development fee revenue	1,784,540	1,738,948
Total revenue	24,793,294	23,667,756

Expenses:
Payroll and related payroll costs	15,649,862	14,762,090
Other operating expenses	8,248,157	7,746,505
Depreciation and amortization	882,900	847,440
Total expenses	24,780,919	23,356,035

Income from Operations	12,375	311,721
Other Income (Expense):
Interest income	23,287	59,300
Interest expense, others	(1,265,622)	(978,731)
Interest expense, related parties	(36,446)	(66,432)
Minority interest in earnings of consolidated entities	(57,919)	(94,811)
Other income (expense)	4,200	(37,014)
Total other (expenses)	(1,332,500)	(1,117,688)

Gain on Acquisition	413,954	-

Loss from continuing operations before income taxes	(906,171)	(805,967)

Income Tax Benefit (Expense)	(170,007)	178,415

Loss from Continuing Operations	(1,076,178)	(627,552)
Discontinued Operations:
Income from discontinued operations (including gain on disposal of $619,605 in 2007)	-	587,039
Provision for income taxes	-	(178,415)
Income on discontinued operations	-	408,624
Net loss	$(1,076,178)	$ (218,928)

Net (Loss) Income Per Share, Basic and Diluted:
Continuing operations	$ (0.28)	$ (0.16)
Discontinued operations	-	0.11
	$ (0.28)	$ (0.05)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129
Diluted	3,786,129	3,786,129
See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2007	3,778,129	13,857,166	(8,950,426)	4,906,740

Year Ended December 31, 2007:
Stock issued upon exercise of warrants	8,000	20,000	-	20,000
Warrants issued in connection with consulting
agreement	-	170,846	-	170,846
Stock option compensation expense	-	27,326	-	27,326
Purchase of minority interest investment	-	(11,382)	-	(11,382)
Net loss	-	-	(218,928)	(218,928)
Balance, December 31, 2007	3,786,129	$ 14,063,956	$ (9,169,354)	$ 4,894,602

Warrants issued in connection with consulting
agreement	-	61,559	-	61,559
Stock option compensation expense	-	641,004	-	641,004
Purchase of minority interest investment	-	448	-	448
Net loss	-	-	(1,076,178)	(1,076,178)
Balance, December 31, 2008	3,786,129	$14,766,967	$(10,245,532)	$4,5219435

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net Loss	$ (1,076,178)	$ (218,928)
Add back: income from discontinued operations	-	(587,039)
Net loss from continuing operations	$ (1,076,178)	$ (805,967)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	882,900	847,440
Warrants issued for services	150,831	58,149
Stock option compensation expense	641,004	27,326
Minority interest	57,919	94,811
Note receivable forgiveness exchanged for rent	9,000	36,000
Gain on acquisition	(413,952)	-
Changes in certain assets and liabilities:
Accounts receivable	111,805	(162,737)
Prepaid expenses and other	(90,851)	(171,461)
Other assets	(24,982)	(50,737)
Accounts payable and accrued expenses	300,635	(350,232)
Income tax liability	170,007	-
Other liabilities	(278,696)	67,991
Net cash provided by (used in) operating activities of continuing operations	439,442	(409,417)
Net cash provided by operating activities of discontinued operations	-	302,080
Net cash provided by (used in) operating activities	439,442	(107,337)

Cash flow from investing activities:
Increase (decrease) in restricted cash	47,829	(59,034)
Forward purchase contract buyout	(941,289)	-
Distribution to minority shareholders	(50,000)	-
Purchase of minority interest investment	(448)	(11,382)
Purchase of property plant and equipment	(477,092)	(1,042,402)
Net cash used in investing activities of continuing operations	(1,421,000)	(1,112,818)
Net cash provided by investing activities of discontinued operations:
Proceeds from sale of assets, net of associated costs	2,500	591,329
Net cash used in investing activities	(1,418,500)	(521,489)

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2008	2007
Cash flows from financing activities:
Proceeds from notes payable	6,469,171	91,197
Prepaid loan financing costs	-	(172,857)
Cash received upon exercise of warrants	-	20,000
Prepaid Financing Costs	159,130	-
Repayment of note payable to stockholder	(760,000)	(9,234)
Repayment on notes payable	(4,549,553)	(497,335)
Net cash provided by (used in) financing activities of continuing operations	1,318,748	(568,229)
Net cash used in financing activities of discontinued operations:
Repayment on notes payable of discontinued operations	-	(12,734)
Net cash provided (used in) by financing activities	1, 318,748	(580,963)

Net Increase (Decrease) in Cash	339,690	(1,209,789)

Cash, Beginning	926,625	2,136,414

Cash, Ending	$ 1,266,315	$ 926,625

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 1,012,813	$ 1,044,755

Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ 9,000	$ 36,000
Payoff of existing mortgage at closing of discontinued operations	-	$ 609,839
Acquisition of assets in exchange for note forgiveness	$ 2,740,584	-
Purchase of business assets in exchange for debt	$ 266,300	$ 337,361

See notes to consolidated financial statements

 ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AdCare Health Systems, Inc. and Subsidiaries (“AdCare” or “the Company”), formerly Passport Retirement, Inc., is a developer, owner and manager of retirement communities, assisted living facilities, skilled nursing facilities and home health care services in the state of Ohio.  The Company manages sixteen facilities, comprised of six skilled nursing facilities, seven assisted living facilities and three independent living/senior housing facilities, totaling approximately 850 units.  The Company also acquired a home health care business in 2005 and provides consulting and management services to various long-term care providers.

During December 1995, AdCare entered into a joint venture agreement with a hospital to build assisted living facilities in Ohio. AdCare subsequently formed Hearth & Home of Ohio, Inc. (Hearth & Home) to hold AdCare’s 50% interest in this joint venture. Hearth & Home and the hospital then formed Community’s Hearth & Home, Ltd. (Community’s Hearth & Home), a limited liability company.  This joint venture currently operates three Hearth & Home assisted living facilities.

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

In 1999, AdCare formed Hearth & Home of Van Wert Ltd. (Van Wert), which owns and operates an assisted living facility.  In, July 2007, AdCare acquired an additional .4% of Van Wert for a total interest of 49.2% through October 2008.  AdCare had agreed to offer to purchase the remaining 50.8% interests.  In October of 2008, AdCare purchased the minority interest in Van Wert to obtain 100% ownership, as set forth in the forward purchase agreement (see Note 8).

In 2001, AdCare formed Hearth & Home of Vandalia, Inc. (Vandalia), which owns and operates an assisted-living facility.  AdCare holds a 100% interest in Vandalia.

In 2002, AdCare formed The Pavilion Care Center, LLC (The Pavilion), which owns and operates a 62-bed nursing facility.  The Pavilion is a wholly-owned subsidiary of Hearth & Home of Ohio, Inc.

In March 2003, AdCare entered into a lease agreement with Covington Realty, LLC (Covington) to lease the Covington Care Center, a 106-bed nursing facility.

In January 2005, AdCare acquired Assured Health Care, Inc. (Assured), which is a home healthcare agency (see Note 19).

Effective April 1, 2008, AdCare acquired 99% of The New Lincoln, Ltd.  The sole asset of The New Lincoln, Ltd. is the New Lincoln Lodge Retirement Residence which is a 51 unit senior living residence located in Columbus, Ohio (see Note 18).

 NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AdCare has evaluated its relationship with Hearth & Home of Van Wert, LLC, and Community’s Hearth & Home and has determined that these entities are variable interest entities and that AdCare holds variable interests in these entities.  Furthermore, the Company determined that it is the primary beneficiary of these variable interests and that the entities are required to be consolidated in accordance with FIN 46R.  See Note 1, Description of Business, for a description of these arrangements.

The Company considered many factors in connection with the evaluation of the application of the criteria in FIN 46R in determining it is appropriate to consolidate the entities.  All the entities were organized by AdCare for the purpose of developing, owning and operating a long-term care facility, which would be managed by AdCare.  With one exception, all the entities are controlled by stockholders of AdCare.  AdCare was instrumental in securing and has guaranteed the financing used to develop the property and operate the business.  AdCare manages all aspects of the operations.  These entities are thinly capitalized, highly leveraged and have a history of operating losses.  The Company considered all these factors and evaluated the Company’s exposure to economic risks and potential rewards for all entities in which it had a potential variable interest.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation (continued)

Presented below are the carrying amount and classification of the assets and liabilities of our variable interest entities as of December 31, 2008.

December 31, 2008
Current assets	$ 936,692
Property and equipment, net	3,859,247
Total assets	$4,795,939

Current liabilities	$ 347,828
Notes payable, net of current portion	3,970,132
Total liabilities	$4,317,960
Owner’s equity	477,979
Total liabilities and equity	$4,795,939

The assets of the variable interest entities are pledged as security towards a Department of Housing and Urban Development secured loan and consequently restricted as to use.  The Department of Housing and Urban Development secured loan is a non-recourse loan.  As the primary beneficiary of the variable interest entity, the Company could be required to provide financial support by providing additional operating cash for example if the need arises as a result of a significant downturn in performance.

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

Patient Care Receivables and Revenues

Patient care accounts receivable and revenues for the Company are recorded in the month that services are provided. For private patients, accounts receivable with invoice dates greater than 30 days are considered delinquent and are  charged interest of 1.5% per month.

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

Potentially uncollectible patient accounts are provided for on the allowance method based on management’s evaluation of outstanding accounts receivable at year-end and historical experience. For the years ended December 31, 2008 and 2007, management recorded an allowance for uncollectible accounts estimated at approximately $79,000 and $165,000, respectively.

Management, Consulting and Development Fee Receivables and Revenue

Management, consulting and development fee receivables and revenue are recorded in the month that services are provided. For the years ended December 31, 2008 and 2007, management recorded an allowance for uncollectible accounts estimated at approximately $27,500 and $10,000 respectively.

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

Licenses

The Company has capitalized the cost of acquiring operating licenses in connection with the acquisitions of The Pavilion and Greenfield.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company stopped amortizing these costs on January 1, 2003.  The fair value of the operating licenses for the years ended December 31, 2008 and 2007 exceeded the carrying amount; therefore, no impairment loss was recognized.  The fair value of the operating licenses was estimated using the present value of future cash flows.  For the years ended December 31, 2008 and 2007, the total carrying amount of the operating licenses was approximately $1,200,000.  The operating licenses are tested for impairment in December of each year.

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

Segments

For the years ended December 31, 2008 and 2007, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-			Discon-
	ment and	Home		tinued
	Facility	Based	Total	operations	Cor-
	Based Care	Care	Segments	(see note 3)	porate	Total

Year ended December 31, 2008:
Net Revenue	23,782	2,804	26,586	-	(1,793)	24,793
Net Profit (Loss)	(1,252)	176	(1,076)	-	-	(1,076)
Total Assets	24,280	2,545	26,825	-	-	26,825
Capital Spending	468	9	477	-	-	477

Year ended December 31, 2007:
Net Revenue	22,125	3,218	25,343	-	(1,675)	23,668
Net Profit (Loss)	(980)	174	(806)	587	-	(219)
Total Assets	22,134	2,357	24,491	-	-	24,491
Capital Spending	1,374	6	1,380	-	-	1,380

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and notes and accounts receivable.

Cash and cash equivalents

The Company maintains its cash with financial institutions.  From time to time, these balances exceed the federally insured limits.  These balances are maintained with high quality financial institutions which management believes limits the risk.  On October 3, 2008 the Emergency Economic Stabilization Act was passed raising the covered limit to $250,000 per depositor.  In addition, our primary financial institution participated in the FDIC Transaction Account Guarantee Program, which provides unlimited coverage.  For the years ended December 31, 2008 and 2007 approximately $0 and $925,000, respectively, was in excess of the federal depository insurance coverage limit.

Certificate of Deposit

As of December 31, 2008 and 2007 the Company had a certificate of deposit in the amount of $0 and $209,637, respectively, which 2007 was pledged as collateral on a bank loan of $190,000 (see Note 6).  The certificate of deposit was liquidated in July 2008.

Notes and Accounts Receivable

Notes and accounts receivable are recorded at net realizable value.  The Company records interest income on interest-bearing loans using an appropriate rate of interest over the life of the loan.

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

Delinquent notes and account receivable are charged against the allowance for doubtful accounts once likelihood of collection has been determined.  Notes and accounts receivable are considered to be past due and placed on delinquent status based on contractual terms, as well as how frequently payments are received, on an individual account basis.

Restricted Cash

The Regulatory Agreement established with the financing secured through the Department of Housing and Urban Development (HUD) for The Pavilion, Hearth & Home of Vandalia, Community’s Hearth & Home, Hearth & Home of Urbana, Lincoln Lodge and Hearth & Care of Greenfield requires monthly escrow deposits for taxes, insurance and replacement of project assets.  For the years ended December 31, 2008 and 2007, these deposits

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash (continued)

were $926,700 and $317,990 respectively.  These facilities also agreed to Fair Housing Administration (FHA) restrictions as to rental charges, operation policies and expenditures, and distributions to its member.

The Company agreed to deposit $625,000 in an interest bearing savings account with The Huntington National Bank (“Huntington”) in order to secure a letter of credit associated with the financing for Community’s Hearth & Home.  The debt was refinanced in June of 2008 resulting in the full release of these funds.

In 2008, the Company agreed to deposit $60,000 in an interest bearing CD with The Huntington National Bank as collateral for a loan associated with Assured Home Health.

In the State of Ohio, Nursing Homes are required to maintain a savings account for the use of the residents to deposit their personal funds.  The Company maintains such accounts for their nursing home residents with an offsetting liability as these funds are payable to the residents on demand.  For the years ended December 31, 2008 and 2007, the balance in these accounts was approximately $53,300 and $23,000 respectively.

Lincoln Lodge collects security deposits on their units.  This cash is held in a separate account as required.  In 2008, this amounted to $28,200.

The Company collects from its various facilities and submits on their behalf payments to the Ohio Bureau of Worker’s Compensation.  At the end of 2008, $86,400 was held on deposit for these payments.

Goodwill

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life will be tested for impairment in accordance with the guidance in SFAS 142.  The principal effect of the adoption of SFAS 142 was to eliminate amortization of the Company’s indefinite lived intangibles.  Goodwill is tested for impairment in accordance with SFAS 142 in the fourth quarter of each year.  Based on the Company’s impairment test, the Company determined that no impairment of goodwill existed at December 31, 2008.  Goodwill is part of our Management and Facility Based Care segment.

In November, 2008, the Company completed a forward purchase contract to acquire the outstanding partnership interest in Hearth & Home of Van Wert.  The value of the forward purchase contract was approximately $900,000.  The Company paid approximately $941,000 to satisfy the contract resulting in the acquisition of an additional $41,000 in goodwill.

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

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets (continued)

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

Advertising

Advertising costs are expensed as incurred.  Advertising costs for the years ended December 31, 2008 and 2007 were approximately $284,000 and $253,000, respectively.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company has not yet evaluated the impact that SFAS No. 162 will have on its consolidated financial statements.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company has evaluated SFAS 160 and does not believe it will have a material impact on its consolidated financial position, results of operations and cash flows.  SFAS 160 will be adopted by the Company in January, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133  (“SFAS 161”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore is effective for our first quarter in fiscal 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”).  FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008.  As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as fixed assets and intangibles.  The Company does not expect the adoption of FSP 157-2 to have a material impact on the on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company incurred a net loss of approximately $1,076,000 and $219,000 for the years ended December 31, 2008 and 2007, respectively, and has negative working capital of approximately $540,000 at December 31, 2008.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

Management’s plans with the objective of improving liquidity and profitability in future years encompass the following:

•

refinancing debt where possible to obtain more favorable terms.

•

increase facility occupancy.

•

add additional management contracts.

•

acquire existing cash flowing operations to expand our operations and branch out into other related areas of business.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability.  However, there can be no assurance that such events will occur.

NOTE 3.

DISCONTINUED OPERATIONS

The Company discontinued the operations of Hearth & Home of Marion during 2003 and formed a plan to sell the property.  In January 2004, the land, building and majority of the equipment were sold pursuant to a five-year land contract. The land contract calls for title to transfer to the purchaser once all terms and conditions have been met, including payment of all amounts owed.  The sales price was $1,600,000. The original terms of the land contract require interest to be paid monthly at 8% on the outstanding balance.  During 2004, principal payments of approximately $100,000 were made to AdCare.  Principal payments of $25,000 were to be due to AdCare in January 2006, 2007, 2008 and the remaining principal in January 2009.  At certain times under certain conditions, the purchaser had the right to vacate the property prior to July 1, 2006 with no further obligation to the Company.  As of July 1, 2005, the land contract was amended to reduce the annual rate of interest to 4.8% paid in monthly installments of $6,000 beginning July 1, 2005, and continuing for 12 consecutive months.  These arrangements were extended one additional year on July 1, 2006.  Monthly installments of interest after July 1, 2007, are subject to negotiation and the remaining unpaid principal balance shall be due and payable no later than December 31, 2008 unless the purchaser elects to vacate the property prior to July 1, 2007.

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

NOTE 3.

DISCONTINUED OPERATIONS (Continued)

In September, 2007, the Company completed the sale of the property and a gain on the sale of $619,600 resulted.

The results of the discontinued operations, as presented in the accompanying consolidated statements of operations, are as follows:

	December 31,
	2008	2007
Revenue	$ -	$ -
Gain from Discontinued Operations	$ -	$587,039
Gain on Disposal	$ -	$619,605

There were no remaining assets or liabilities of discontinued operations as of December 31, 2007.

NOTE 4.

PROPERTY AND EQUIPMENT

	Estimated
	Useful	December 31,
	Lives (Years)	2008	2007
Buildings and improvements	5 to 40	$15,729,206	$13,315,045
Equipment	2-10	2,776,999	2,551,873
Land	-	2,922,712	2,580,201
Furniture and fixtures	2-5	642,195	622,889
Construction in process	-	143,863	16,042
		22,214,975	19,086,050
Less: accumulated depreciation		5,442,315	4,660,182
		$16,772,660	$14,425,868

For the years ended December 31, 2008 and 2007 depreciation expense was approximately $868,000 and $696,000, respectively.

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
$ 221,413

On March 7, 2008, the Company entered into a letter of intent to acquire 99% of the New Lincoln Lodge (“NLL”) in exchange for the outstanding note receivable, $12,500 in cash as consideration and 1% ownership to the prior owner of NLL.  The transaction was completed effective April 1, 2008.  The prior owner retained 1% ownership.

NOTE 6.

NOTES PAYABLE AND OTHER DEBT

December 31,
2008	2007

Promissory note payable to a financial institution in the original principal amount of $96,000 executed on June 18, 2004.  The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.50% per annum (8.75% at December 31, 2007) with monthly principal and interest payments of approximately $1,138.  The note matures on June 1, 2013.  The note is secured by a $150,000 open-end mortgage and an interest in all inventory, equipment, accounts and general intangibles of AdCare Health Systems.  The note is personally guaranteed by certain stockholders.  This note was repaid with proceeds from refinancing in November, 2008.

$ -	$ 66,288

NOTE 6.

NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2008	2007
Promissory note payable to a financial institution in the original principal amount of $190,000 executed on July 23, 2004. The note bears interest at the rate of 4.13% per annum and is due and payable monthly. The note is due on demand. The note is secured by a certificate of deposit in the amount of approximately $209,600. In July, 2008, the certificate of deposit was liquidated with proceeds use to repay this loan.	-	$ 190,000

Promissory note payable to a financial institution in the original principal amount of $300,000 executed June 30, 2003. The note bears interest indexed to the Federal Home Loan Bank of Cincinnati 5 year Advance Rate plus 3.375% (6.75% at December 31, 2007), with monthly principal and interest payments of approximately $3,384. The note matures on June 1, 2013. The note is secured by real property located in Clark County, State of Ohio. The promissory note payable is personally guaranteed by certain stockholders. In November, 2008, this loan was repaid with proceeds from refinancing.	-	191,287

Open-end mortgage note payable for a maximum amount of indebtedness of $1,412,000 on July 23, 2004. The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.00% (8.25% at December 31, 2007) with monthly payments of interest only during the construction phase. The note matures on March 1, 2030. The note is secured by inventory, accounts, equipment, general intangibles and fixtures, and land of Hearth & Care of Greenfield. The note is subject to various financial and restrictive covenants. This loan was refinanced in July, 2008.	-	1,412,000

Promissory note payable to a financial institution in the original principal amount of $2,041,000, executed on December 22, 2003.  The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.00% per annum (3.25% at December 31, 2008 and 7.00% at December 31, 2007) with monthly principal and interest payments of approximately $11,590.  The note matures on January 1, 2026.  The note is secured by inventory, accounts, equipment, general intangibles and fixtures.  The note is subject to various financial and restrictive covenants.

	$ 1,878,794	$ 1,934,900

NOTE 6.

NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2008	2007

Adjustable rate demand taxable notes, series 2002 Bonds in the original principal amount of $4,200,000 executed in December 2002.  The note bears interest indexed at the LIBOR rate (4.46% at December 31, 2007), which at the option of the Company, upon certain conditions, the interest rate may be converted on one or more occasions to a Weekly Interest Rate, a One Month Interest Rate, a One Year Interest Rate, a Five Year Interest Rate unless or until converted to a Fixed Interest Rate for the remaining term of the bonds.  The note matures in December 2022.  The bonds are secured by real property and a $4,200,000 letter of credit with a bank.  This loan was refinanced in June, 2008.

	-	$3,585,000

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $3,721,500 executed on February 17, 2000. The note bears interest at the rate of 8.50% per annum with monthly principal and interest payments of approximately $27,309. The note matures on May 1, 2041. The note has various restrictive covenants imposed by HUD.	$3,607,918	3,628,020

On January 26, 2005, AdCare issued a promissory note to the major stockholder of Assured Home Health, Inc. The face value of the note is $450,000 and accrues interest during 2005 which adds to the note balance. The note then bears interest of 5% and is payable in 36 monthly payments of $14,161 beginning February 2006 and maturing February 2009.	28,173	178,747

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,108,800 executed on November 27, 2007. The note bears interest at the rate of 5.95% per annum with monthly principal and interest payments of approximately $15,047. The note matures on December 1, 2027. The note is subject to various covenants and is collateralized by real estate and rental income.	2,052,178	2,108,874

Note payable to an unrelated third party executed on June 1, 2005. The note bears interest of prime plus 1.0%. (3.25% at December 31, 2008 and 8.25% at December 31, 2007) The note matured in March 2008. The note is unsecured.	-	$46,557

NOTE 6.

NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2008	2007
Note payable to a financial institution executed on October 1, 2007. The note bears interest of 8.5%. The note matured on April 5, 2008. The note is unsecured. The Company replaced this note with a long term lease in February, 2008.	-	$250,000

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,524,800 executed on September 1, 2008 to refinance a construction loan at Greenfield. The note bears interest at the rate of 6.50% per annum with monthly principal and interest payments of approximately $15,960. The note matures on August 1, 2038. The note has various restrictive covenants imposed by HUD.	$2,515,596	-

Lease payable to a financial institution executed on February 15, 2008. The note bears interest of 8.616%. The note matures on February 15, 2012. The note is secured by computer equipment.	200,043	-

Mortgage note payable to a financial institution in the principal amount of $300,000 executed on October 17, 2008. The note bears interest at the rate of 7.359% per annum with monthly principal and interest payments of approximately $4,144. The note matures on February 1, 2017. The note is collateralized by real estate.	300,000	-

Notes payable to unrelated third parties executed on November 15, 2008 related to the purchase of Hearth & Home of Van Wert. The notes mature in November 2010 and bear interest of 5%. The notes are unsecured.	134,400	-

Line of credit payable to a financial institution with a maximum limit of $100,000. The note bears interest at 4.45% and is revolving.	96,700	-

Line of credit payable to a financial institution with a maximum limit of $50,000. The note bears interest at 4.25% and is revolving.	49,687	-

Assumed mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,162,500 executed on June 1, 1995. The note bears interest at the rate of 7.25% per annum with monthly principal and interest payments of approximately $13,800. The note matures on July 1, 2036. The note has various restrictive covenants imposed by HUD.	$1,963,225	-

NOTE 6.

NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2008	2007

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $1,863,800 executed on August 1, 2008 to refinance bonds. The note bears interest at the rate of 6.65% per annum with monthly principal and interest payments of approximately $11,450. The note matures on July 1, 2043. The note has various restrictive covenants imposed by HUD.	$1,858,116	-

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,142,700 executed on August 1, 2008 to refinance bonds. The note bears interest at the rate of 6.65% per annum with monthly principal and interest payments of approximately $13,170. The note matures on July 1, 2043. The note has various restrictive covenants imposed by HUD.	2,136,165	-

Note payable to a financial institution executed on July 24, 2008. The note bears interest of 6.50% and is interest only payments until March 2009. The note matures on May 1, 2013. The note is secured with receivables from Assured.	748,372	-

Other	118,744	106,927
	17,688,111	13,698,600

Less unamortized discount	-	111,984
Less current portion of long term debt	713,323	773,278
Total long-term debt	$16,974,788	$12,813,338

The lending agreements are subject to various financial covenants.  The Company is in compliance with all respective covenants at December 31, 2008.

Maturities on the Company’s debt obligations for each of the next five years and thereafter are as follows:

2009	713,323
2010	677,761
2011	592,449
2012	552,641
2013	446,443
Thereafter	14,705,494
$17,688,111

NOTE 7.

NOTES PAYABLE – STOCKHOLDERS

	December 31,
	2008	2007

Promissory note payable to a stockholder in the original principal amount of $835,000 executed on April 27, 2006. The note bears interest equal to the prime rate (3.25% at December 31, 2008 and 7.25% at December 31, 2007) per annum and requires interest only payments monthly. The note originally matured on May 1, 2007, but was extended to May 1, 2009. A portion of this note was refinanced in July 2008 and $760,000 of the note was repaid.	44,058	819,110

Less current portion of shareholder debt	9,432	9,026
Total long-term shareholder debt	$34,626	$810,084

NOTE 8.  FORWARD PURCHASE CONTRACT

In October 2003, the Company amended a purchase agreement with certain minority interest holders in one of its subsidiaries.  As a result of that amendment, the Company became subject to the accounting pursuant to SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which was effective for agreements entered into or amended after May 31, 2003.  The amendment contained a forward purchase contract which was accounted for as a liability.  The amount of the liability, at the date of the amendment, measured as set forth in SFAS 150, was approximately $985,000, which has been recorded using purchase accounting as required by SFAS 150, EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to and Potentially Settled in the Stock of a Consolidated Subsidiary” and FASB 141, “Business Combinations.”  This resulted in an increase to the carrying value of the real property of $250,000 and the recording of goodwill of approximately $865,000.  This purchase accounting adjustment was related to the minority interest being reduced by previously incurred net losses attributable to those minority interests prior to the date of adoption of SFAS 150.  The resulting goodwill has been tested for impairment annually.  No impairment charge has been recognized.  In periods subsequent to 2003, the liability has been reduced for payments made to the minority interests as a result of the forward purchase contract and adjusted by changes in the present value of the amount to be paid under the forward purchase contract as required by SFAS 150.  The liability is recorded at the greater of the interest holders’ cash basis or fair value.  There were no payments made to minority interests or adjustments required due to changes in fair value in 2008 and 2007.  In November 2008, the Company completed the forward purchase contract to obtain 100% ownership of Hearth & Home of Van Wert at a total cost of $941,289 of which $800,664 was in cash while the remaining $140,625 was issued in the form of notes payable which mature in 2010 (see Note 6).

NOTE 9.

STOCK BASED COMPENSATION

From time to time, as determined by the Board of Directors, the Company grants stock based compensation awards to officers, directors and employees.  The Board of Directors administers the granting of awards, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  The Board currently has three separate grants of stock based compensation awards that have provided both incentive and nonqualified stock options.

In August 2004, the Company granted 114,200 options with a weighted-average fair value estimated at $0.36 per share.  The options have a term of 5 years and the exercise price per share was equal to the fair market value on the grant date.  The stock options vested 40% on the date of grant and 20% for each of the three years from the date of grant.  The options are exercisable until the term expires in August 2009.

In May 2007, the Company granted 199,000 options with a weighted-average fair value estimated at $0.58 per share.  The options have a term of 5 years and the exercise price per share was equal to the fair market value on the grant date.  The stock options vested 20% on the date of grant and 20% for each of the 4 years from the date of grant.  The options are exercisable until the term expires in May 2012.

In August 2008, the Company granted 436,920 options with a weighted-average fair value estimated at $1.35 per share.  The options have a term of 10 years and the options were at an exercise price per share less than the fair market value on the grant date.  Half of the stock options granted vest on January 1, 2009 with the remainder on January 1, 2010.  The options are exercisable until the term expires in August 2018.

The weighted-average of significant assumptions used to estimate the fair value of options granted using the Black Scholes option-pricing model is as follows:

	2008	2007
Dividend Yield	0.0%	0.0%
Expected Volatility	43.0%	35.0%
Risk-Free Interest Rate	3.13%	4.00%
Expected Term	4.5 years	5 years

Dividend Yield:  The Company has not historically paid dividends and does not expect to pay dividends in the near future.  As such, there is no expected dividend yield.

Expected Volatility:  Because the Company is a relatively new public company, we base our estimates of expected volatility on the weighted-average historical volatility of similar companies within the industry whose stock prices are publicly available.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued.

Expected Term:  The Company currently uses a simplified method for calculating the expected term based on the vesting and contractual expiration dates.

NOTE 9.

STOCK BASED COMPENSATION (Continued)

Total share-based compensation expense of $641,004 and $27,326 was recognized for the periods ending December 31, 2008 and 2007, respectively.

The following summarizes the Company’s stock option activity for the period ending December 31, 2008:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2008	294,200	$1.84
Options granted	436,920	$1.73
Options exercised	-	$ -
Options forfeited	(15,200)	$1.79
Outstanding at December 31, 2008	715,920	$1.77	6.1 years	$ -
Exercisable at December 31, 2008	170,880	$2.05	1.9 years	$ -

At December 31, 2008, the Company has $290,823 of unrecognized compensation expense related to outstanding stock options.  Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 0.9 years.

NOTE 10.

INCOME TAXES

The provision for income taxes attributable to continuing operations for the years ended December 31, 2008 and December 31, 2007 is presented below.

	December 31,
	2008	2007
Current Tax Expense (Benefit):
Federal	-	$(268,683)
State	-	(15,805)
		(284,488)
Deferred Tax Expense (Benefit):
Federal	170,007	100,181
State	-	5,892
	170,007	106,073
Total income tax expense (benefit)	170,007	$(178,415)

NOTE 10.

INCOME TAXES (Continued)

At December 31, 2008 and December 31, 2007, the tax effect of significant temporary differences representing deferred tax assets are as follows:

	December 31,
	2008	2007
Net current deferred tax asset:
Allowance for doubtful accounts	33,841	535,047
Accrued expenses	82,293	107,679
	116,134	642,726
Net long-term deferred tax asset (liability):
Net operating loss carry forwards, AdCare	$ 3,096,503	$2,058,527
Investment in New Lincoln Lodge	(140,744)	-
Income tax benefit-New Lincoln Lodge	(211,429)
Depreciation and amortization	(266,375)	(234,227)
Stock based compensation	187,973	26,351
	2,665,928	1,850,651
Total deferred tax assets	2,782,062	2,493,377
Valuation allowance	(2,952,069)	(2,493,377)
Net deferred tax asset	$ (170,007)	$ -

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31,
	2008	2007
Income tax at statutory rate	34.00%	34.00%
State taxes, net of federal benefits	0.00%	(2.19)%
Stock options	(0.78)%	0.00%
Meals and entertainment	(0.26)%	(0.22)%
Penalties	(0.21)%	0.00%
Officers life insurance	(0.96)%	0.00%
Net taxable flow through income – CHH	2.67%	(3.60)%
Net taxable flow through income – HVW	(0.11)%	(1.47)%
Change in valuation allowance	(50.62)%	(35.05)%
Change in effective tax rate	1.37%	(5.4)%
Adjust prior year deferred balances	0.00%	32.91%
Other	(3.87)%	0.00%
Effective tax rate	(18.77)%	18.98%

As of December 31, 2008, AdCare had consolidated federal net operating loss (“NOL”) carry forwards of approximately $8,192,000.  These NOLs begin to expire in 2011 through 2023.

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

NOTE 10.

INCOME TAXES (Continued)

During 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Effective January 1, 2007, the Company adopted the provisions of FIN 48, completed an analysis of their existing tax positions and determined the adoption of FIN 48 would not require a cumulative adjustment to beginning accumulated deficit.  In addition, the Company determined FIN 48 had no material impact to the Company's December 31, 2008 financial statements.

NOTE 11.

COMMITMENTS AND CONTINGENCIES

Employment Agreements

Commencing on September 1, 2008, the Company entered into employment agreements with three executive officers.  The employment agreements provide for an initial employment term of three years expiring on August 31, 2011 with base salaries ranging from $10,000 to $12,500 per month, a minimum salary increase of five percent per year, fringe benefits such as health and life insurance and inclusion in any option program that the Company may institute in the future.  In addition, the employment agreements provide that if the executive is terminated for any reason other than cause (which is defined as dishonest in transactions with the Company, material disloyalty and/or the express refusal to perform services for the Company which may be properly requested), the Company is required to compensate said executive for the remaining term of the respective employment agreement plus one additional year.  The employment agreements also include a non-compete agreement restricting said executive from competing with the Company for a period of one year following the termination.

Operating Leases

The Company has various non-cancelable operating leases for office space, Covington Care Center nursing facility and equipment which expire through August 2012.  During 2008, the lease was renegotiated for Covington Care Center resulting in lower lease payments.  Rent expense under this agreement for 2008 and 2007 was approximately $528,000 and $676,000 respectively.

Future minimum lease payments as of December 31, 2008 are as follows:

2009	504,000
2010	546,000
2011	610,000
2012	620,000
2013	150,000
$2,430,000

Legal Matters

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  For the years ended December 31, 2008 and 2007, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

NOTE 12.

COMMON STOCK WARRANTS

A summary of the status of the common stock warrants as of December 31, 2008 and December 31, 2007 is presented below:

	December 31,
	2008	2007

Beginning balance	2,760,710	1,541,000
Issued	197,000	1,227,710
Exercised	-	(8,000)
Expired	(133,388)	-
Ending balance	2,824,322	2,760,710

In November, 2007, the Board of Directors of the Company granted warrants to officers and directors of the Company equal to two warrants for every share of stock owned.  The warrants vest over five years and mature in ten years.  The exercise price of the warrants in each of the five years following the issuance of the warrants is determined as follows:  warrants vesting in 2008 are exercisable at $1.21; warrants vesting in 2009 are exercisable at $2.25; warrants vesting in 2010 through 2012 are exercisable at a price equal to the greater of (i) the average closing price of the Company’s common stock on NYSE Alternext US exchange during the month of January each year or (ii) $3.00.  The value of the warrants issued during 2008 was $1.59 and was determined using the Black Scholes Option Pricing Model.

NOTE 13.

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

For the years ended December 31, 2008 and 2007, management estimated that no amounts are due to the Medicaid program resulting from non-allowable or misclassified costs for any open Medicaid reimbursement years.

NOTE 13.

THIRD-PARTY REIMBURSEMENT (Continued)

Third-Party Overpayments

ODJFS overpaid the Company on certain of its Medicaid residents.  Medicaid overpayments were approximately $128,600 and $48,400 for the years ended December 31, 2008 and 2007, respectively, and are included in accrued expense in the accompanying consolidated balance sheet.  The Company received Medicaid payments for residents who were previously discharged or for residents who were covered by the Medicare program or other payers.  The overpayments are primarily due to the ODJFS’ lack of processing status changes on a timely basis despite the Company’s submission of such changes.

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

NOTE 14.

RELATED PARTY TRANSACTIONS

On April 27, 2006, a stockholder loaned the Company $835,000 that was used to repay the loan for Assured Health Care.  The majority of this note was subsequently refinanced resulting in the current balance of $44,000 in July 2008 (see Note 7).

NOTE 15.

CONSULTING AGREEMENTS

On November 10, 2006, the Company entered into a consulting agreement with Newbridge Securities for financial advisory services to be provided over a period of eighteen months.  The agreement was part of the Company’s underwriting agreement with Newbridge Securities.  Consideration in the form of $75,000 in cash was paid as part of the closing costs of the initial public offering.

On December 29, 2006, the Company entered into an investment banking agreement with Capital City Partners to provide investment banking consulting over the proceeding twelve month period.  Compensation to Capital City Partners consists of a non-refundable cash retainer of $25,000 and 25,000 five year non-refundable retainer warrants to acquire 25,000 shares of the Company’s stock at a price equal to the stock price as of December 29, 2006 plus 25%.  The Company estimated the value of these warrants to be approximately $21,000 using the Black-Scholes option-pricing model.  This amount will be amortized over the term of this agreement.

NOTE 15.

CONSULTING AGREEMENT (Continued)

On February 1, 2007, the Company entered into a consulting agreement with Booke and Company to provide public relations services over the proceeding twelve month period.  Compensation to Booke and Company consists of $6,000 per month plus 25,000 non-refundable retainer warrants to acquire 25,000 shares of the Company’s stock as a price equal to the stock price as of June 5, 2007.  The Company estimated the value of these warrants to be approximately $14,000 using the Black-Scholes option-pricing model.  This amount will be amortized over the term of this agreement.

On March 5, 2007, the Company entered a consulting agreement with The McKnight Group.  The agreement requires The McKnight Group to market the Company’s assisted living development services to clients of The McKnight Group.  The agreement is for five years with an option to automatically extend in one year increments thereafter unless notice to terminate is given under the terms of the agreement.  Compensation to The McKnight Group consists of 100,000 five year warrants to purchase 100,000 shares of common stock at a price equal to the stock price as of March 5, 2007 plus 25%.  The warrants will vest over two years as follows:  50,000 on the date of the agreement, 25,000 on the first anniversary, and 25,000 on the second anniversary.  The Company estimated the value of these warrants to be approximately $67,000 using the Black-Scholes option-pricing model.  This amount will be amortized over the term of this agreement.  Homer McKnight, a principal of The McKnight Group, is a stockholder and therefore; The McKnight Group is considered to be a related party.

On May 18, 2007, the Company entered into a consulting agreement with Amothy Corporation to provide strategic consulting over the proceeding twenty-four month period.  Compensation to Amothy Corporation consists of 100,000 non-refundable retainer warrants to acquire 100,000 shares of the Company’s stock as a price equal to the stock price of $1.85.  The Company estimated the value of these warrants to be approximately $72,000 using the Black-Scholes option-pricing model.  This amount will be amortized over the term of this agreement.

On February 1, 2008, the Company engaged GCC-Prospect Corporation (“GCC”) for the purposes of providing certain investment banking and advisory services.  Among other services, GCC will assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources for the Company to fund its strategic business plan. In addition, they will help in identifying acquisition and joint venture transactions to further the expansion plans of the Company.  In exchange for their services, the Company is paying GCC a total of $10,000 per month and granting 30,000 warrants that will be expensed over the six month term of the engagement.

In November, 2008, the Company extended the agreement with GCC.  In exchange for their services, the Company is granting 80,000 warrants with 30,000 expensed in the first month of the extension and the remaining 50,000 expensed equally over the remaining five months.  Additionally, the Company agreed to pay GCC $10,000 beginning November 1, 2008, at the successful closing of a transaction.

NOTE 16.

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

NOTE 16.

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (Continued)

The Company has 100% of its 218 nursing facility beds certified under the Medicaid and Medicare programs.  A summary of occupancy utilization and net revenues for these nursing facility beds is as follows:

		Percent of	Percent of
	Percent of	Long-Term	Patient
For the Year Ended	Total Occupancy	Care Receivables	Care Revenue

Medicaid
December 31, 2008	63%	37%	53%
December 31, 2007	66%	35%	53%

Medicare
December 31, 2008	14%	24%	25%
December 31, 2007	15%	19%	26%

Other Payers
December 31, 2008	23%	39%	22%
December 31, 2007	19%	46%	21%

NOTE 17.

DEFERRED COMPENSATION PLAN

The Company maintains a non-qualified deferred compensation plan available to a select group of management or highly compensated employees.  Contributions to the plan are made by the participants. The Company does not provide any matching contributions.  The benefits of the plan are payable upon the employee’s separation of employment with the Company.  As of December 31, 2008, the Company recorded an asset of approximately $97,700 to reflect the amount of investments held in the plan and a corresponding liability acknowledging the Company’s obligation to employees participating in the plan (included in other assets and other liabilities in the accompanying balance sheet).  The underlying assets are recorded at fair value and primarily represent short term fixed income assets invested at the participants' direction.  Contributions to the plan in 2008 were not material.

In February, 2008, the Company withdrew $150,000 from the plan and deposited it in a savings account to use as a line of credit.  The Company will pay 8% interest on the funds withdrawn until such time funds are available to repay the $150,000.

NOTE 18.

SENIOR LIVING FACILITY ACQUISITIONS

On March 7, 2008, the Company entered into an agreement to acquire 100% of The New Lincoln, Ltd. effective April 1, 2008.  The sole asset of The New Lincoln, Ltd. is the New Lincoln Lodge Retirement Residence which is a 51 unit senior living residence located in Columbus, Ohio.  The Company completed the transaction on May 15, 2008.  The Company accounted for the transaction under guidance issued in EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”.  The Company’s preexisting relationship consisted primarily of a note receivable as described in Note 5.

NOTE 18.

SENIOR LIVING FACILITY ACQUISITIONS (Continued)

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

NOTE 18.

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

	March 31, 2008	December 31, 2007
Revenue	$ 6,151,710	$ 24,245,000
Expenses	6,304,851	25,200,655
Loss Before Discontinued Operations, Income Taxes and Gain	(153,141)	(955,655)
Income Tax Benefit	-	178,415
Income Tax Expense	(10,642)	-
Gain on Acquisition	413,593	419,552
Income (Loss) from continuing operations	249,810	(357,688)
Discontinued Operations:
Income from discontinued operations (including gain on disposal)	-	587,039
Provision for income taxes	-	(178,415)
	-	408,624

Net Income	$ 249,810	$ 50,936

Net Income Per Share, Basic and Diluted:
Continuing operations	$ 0.07	$ (0.09)
Discontinued operations	-	0.11
	$ 0.07	$ 0.02
Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129
Diluted	3,786,129	3,786,129

In November, 2008, the Company acquired the remaining 50.8% ownership interest in Hearth & Home of Van Wert, LLC as required by our forward purchase contract (see Note 8).  Through October 2008, the Company owned 49.2% of the limited liability company with the remaining 50.8% owned by individual investors.  The total cost of the acquisition was $941,289 of which $800,664 was satisfied in cash while the remaining $140,625 was satisfied in the form of a sellers’ notes payable which mature in 2010 (see Note 6).  Approximately $41,000 was allocated to goodwill with the balance treated as an additional equity investment by the Company for the purpose of eliminating the liability for the forward purchase contract.

NOTE 19.

BENEFIT PLANS

The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees.  All employees are eligible once they reach age 21.  The Company matches employee contributions at 50% up to 2% of the employee’s salary.  Total matching contributions during 2008 and 2007 were approximately $45,000 and $36,000, respectively.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On May 16, 2008, the Audit Committee of the Board of Directors of AdCare Health Systems, Inc. (the “Company”) dismissed Rachlin LLP (Rachlin) as the Company’s independent registered public accounting firm as previously reported on Form 8-K filed on May 19, 2008 and herein incorporated by reference.

There are no disagreements between the Company and either its current or former accounting firm on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A(T).  Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2009 Annual Meeting of Shareholders to be held June 5, 2009, and is incorporated herein by reference.

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

Item 11.  Executive Compensation

We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the SEC on or prior to April 21, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the SEC on or prior to April 21, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference information on certain relationships and related transactions under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, which we will file with the SEC on or prior to April 21, 2009.

Item 14.  Principal Accountant Fees and Services

We incorporate by reference information on principal accountant fees and services under the heading “Fees of the Registered Independent Public Accounting Firm for the Year Ended December 31, 2008” in our Proxy Statement, which we will file with the SEC on or prior to April 21, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Reports on Form 8-K.

The Company filed the following Reports on Form 8-K during 2008:

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

April 1, 2008	Press release announcing earnings results for the year ended December 31, 2007.
May 19, 2008

Announcing the dismissal of Rachlin LLP as the Company’s independent registered public accounting firm and the appointment of Battelle & Battelle LLP as its new independent registered public accounting firm.

May 19, 2008	Announcing the acquisition of the New Lincoln Lodge Retirement Residence and a press release announcing financial results for the quarter ended March 31, 2008.
May 30, 2008

Amends the Form 8-K filed on November 21, 2007, amended on February 26, 2008, disclosing that the Board of Directors no longer was seeking shareholder approval of Warrants granted at the June 6, 2008, shareholder meeting.

July 3, 2008	Press release announcing the refinance of three assisted living properties.
July 29, 2008	Amends Form 8-K filed May 19, 2008, to include financial statements of the New Lincoln Lodge Retirement Residence as well as pro forma financial information.
August 20, 2008	Press release announcing earnings results for the quarter ended June 30, 2008, and the departure of certain officers of the Company.
September 8, 2008	Announcing compensatory arrangements of certain officers of the Company.
November 24, 2008	Announcing the acquisition of our partners’ interest in Hearth & Home of Van Wert, LLC.

The Company filed the following Reports on Form 8-K subsequent to December 31, 2008:

Date	Description
February 5, 2009	Announcing the termination of a material definitive agreement.

Exhibits.  Exhibits included or incorporated by reference herein:  See Exhibit Index below.

Exhibit	Description of Exhibit	Location
3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1	incorporated by reference from Exhibit 3.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
3.2	Code of Regulations of the Registrant	Exhibit 3.2	incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.1	Specimen Common Share Certificate	Exhibit 4.1	incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.2	Specimen Unit Certificate	Exhibit 4.2	incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.3	Specimen Warrant Certificate	Exhibit 4.3	incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.4	Form of Warrant Agreement, dated ________, 2006	Exhibit 4.4	incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.5	2004 Non-Qualified and Incentive Stock Option Plan of Registrant	Exhibit 4.5	incorporated by reference from Exhibit 4.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.6	Form of Representative’s Warrant	Exhibit 4.6	incorporated by reference from Exhibit 4.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.1	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Exhibit 10.1	incorporated by reference from Exhibit 99 of the Company’s Form 8-K filed September 8, 2008
10.2	Employment Agreement between AdCare Health Systems, Inc. and Gary L. Wade, dated September 1, 2008	Exhibit 10.2	incorporated by reference from Exhibit 99 of the Company’s Form 8-K filed September 8, 2008
10.3	Employment Agreement between AdCare Health Systems, Inc. and J. Scott Cunningham, dated September 1, 2008	Exhibit 10.3	incorporated by reference from Exhibit 99 of the Company’s Form 8-K filed September 8, 2008
10.4	Form of Secured Promissory Debenture dated _________, 2005	Exhibit 10.4	incorporated by reference from Exhibit 10.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.5	Form of Warrant to Purchase Common Stock dated _________, 2005	Exhibit 10.5	incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.6	Form of Subordinated Note dated October 31, 2004	Exhibit 10.6	incorporated by reference from Exhibit 10.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.7	Form of Warrant to Purchase Shares of AdCare Health Systems, Inc. dated October 31, 2004	Exhibit 10.7	incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.8	Promissory Note between Assured Health Care, Inc., AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $1,650,000	Exhibit 10.8	incorporated by reference from Exhibit 10.8 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.9	Promissory Note between AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $300,000	Exhibit 10.9	incorporated by reference from Exhibit 10.9 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.10	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $96,000	Exhibit 10.10	incorporated by reference from Exhibit 10.10 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.11	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $2,041,000	Exhibit 10.11	incorporated by reference from Exhibit 10.11 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.12	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $190,000	Exhibit 10.12	incorporated by reference from Exhibit 10.12 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.13	Promissory Note between Hearth & Care of Greenfield, LLC and Cornerstone Bank in the original amount of $1,412,000	Exhibit 10.13	incorporated by reference from Exhibit 10.13 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.14	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and Cornerstone Bank dated December 1, 2002	Exhibit 10.14	incorporated by reference from Exhibit 10.14 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.15	Regulatory Agreement and Mortgage Note between Hearth and Home of Vandalia, Inc. and Banc One Capital Funding Corporation, in the original amount of $ 3,721,500	Exhibit 10.15	incorporated by reference from Exhibit 10.15 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.16	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,295,000	Exhibit 10.16	incorporated by reference from Exhibit 10.16 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.17	Promissory Note between Covington Realty, LLC and AdCare Health Systems, Inc., in the original amount of $100,000	Exhibit 10.17	incorporated by reference from Exhibit 10.17 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.18	Promissory Note between AdCare Health Care Systems, Inc, and Assured Health Care, Inc. and Mary Fair, in the original amount of $450,000	Exhibit 10.18	incorporated by reference from Exhibit 10.18 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.19	Promissory Note between AdCare Health Care Systems, Inc, and Homer McKnight, in the original amount of $835,000	Exhibit 10.19	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.20	Investment Banking Agreement entered into with Capital City Partners dated December 29, 2006	Exhibit 10.20	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.21	Consulting Agreement entered into with The McKnight Group dated March 5, 2007	Exhibit 10.21	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.22	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and The Huntington National Bank dated September 13, 2007	Exhibit 10-22	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.23	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Exhibit 10-23	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.24	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,108,800 dated November 27, 2007	Exhibit 10.24	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.25	Letter Agreement with Prospect Financial Advisors and GCC Capital dated January 30, 2008	Exhibit 10.25	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.26	Regulatory Agreement and Mortgage Note between Hearth & Home of Urbana and Red Mortgage Capital, Inc, in the original amount of $2,142,700 dated June 26, 2008	Exhibit 10.26	attached hereto
10.27	Regulatory Agreement and Mortgage Note between Community’s Hearth & Home and Red Mortgage Capital, Inc, in the original amount of $1,863,800 dated June 26, 2008	Exhibit 10.27	attached hereto
10.28	Promissory Note between Assured Health Care and Huntington National Bank in the original amount of $760,000 dated July 24, 2008	Exhibit 10.28	attached hereto

Exhibit	Description of Exhibit	Location
10.29	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $300,000 dated October 17, 2008	Exhibit 10.29	attached hereto
10.30	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $100,000 dated November 14, 2008	Exhibit 10.30	attached hereto
10.31	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc, in the original amount of $2,524,800 dated July 29, 2008	Exhibit 10.31	attached hereto
10.32	Promissory Note between AdCare Health Systems and the AdCare Deferred Compensation plan for a $150,000 line of credit dated January 2008.	Exhibit 10.32	attached hereto
14	Code of Ethics	Exhibit 14	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007
21.1	Subsidiaries of the Registrant	Exhibit 21.1	incorporated by reference from Exhibit 21.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
23.1	Consent of Battelle & Battelle LLP	Exhibit 23.1	attached hereto
23.2	Consent of Rachlin LLP	Exhibit 23.2	attached hereto
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.1	attached hereto
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.2	attached hereto
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.1	attached hereto
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.2	attached hereto
99.1	Audit Committee Charter	Exhibit 99.1	incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
99.2	Compensation Committee Charter	Exhibit 99.2	incorporated by reference from Exhibit 99.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc. (Registrant)

by

/s/ Gary L. Wade

Gary L. Wade, President and Chief Executive Officer

March 31, 2009

March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Tenwick	Director, Chairman	March 31, 2009
David A. Tenwick

/s/ Gary L. Wade	Director, President and Chief Executive Officer	March 31, 2009
Gary L. Wade

/s/ Scott Cunningham	Chief Financial Officer	March 31, 2009
Scott Cunningham

/s/ Jeffrey L. Levine	Director	March 31, 2009
Jeffrey L. Levine

/s/ Philip S. Radcliffe	Director	March 31, 2009
Philip S. Radcliffe

/s/ Laurence E. Sturtz	Director	March 31, 2009
Laurence E. Sturtz

/s/ Peter J. Hackett	Director	March 31, 2009
Peter J. Hackett

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in this Form 10-K, of AdCare Health Systems, Inc. for the year ended December 31, 2008 of our report dated March 31, 2009 into the Company's previously filed Registration Statement (No. 333-131542).

/s/Battelle & Battelle, LLP

Dayton, Ohio

March 31, 2009

 Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Prospectus filed pursuant to Rule 424(b)(3) constituting part of the Registration Statement (No. 333-131542) of our report dated March 28, 2008, with respect to the consolidated financial statements of AdCare Health Systems, Inc. for the years ended December 31, 2007, which appears in this Form 10-K.

/s/RACHLIN, LLP

Miami, Florida

March 31, 2009

Exhibit 31.1

CERTIFICATIONS

I, Gary L. Wade certify, that:

1.

I have reviewed this annual report on Form 10-K of AdCare Health Systems, Inc.;

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

Date: March 31, 2009	By	/s/Gary L. Wade
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Scott Cunningham, certify, that:

1.

I have reviewed this annual report on Form 10-K of AdCare Health Systems, Inc.;

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

Date: March 31, 2009	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 31, 2009	By:	/s/ Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 31, 2009	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer