Form 10-Q
period 2009-03-31
ADCARE HEALTH SYSTEMS INC
filed 2009-05-15
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☑

The number of shares of the registrant’s common stock outstanding as of May 15, 2009:  3,786,129.

AdCare Health Systems, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets:
Cash	$ 1,552,019	$ 1,266,315
Accounts receivable:
Long-term care resident receivables, net	1,836,336	2,008,847
Management, consulting and development receivables, net	285,979	258,811
Advances and receivables from affiliates	23,081	17,635
Prepaid expenses and other	516,373	478,534
Total current assets	4,213,788	4,030,142

Restricted cash	1,141,777	1,155,596
Property and equipment, net	16,622,981	16,772,660
License, net	1,189,307	1,189,307
Goodwill	2,679,482	2,679,482
Other assets	922,573	1,012,340
Total assets	$ 26,769,908	$ 26,839,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 725,242	$ 713,323
Current portion of notes payable to stockholder	9,432	9,432
Accounts payable	836,203	1,009,002
Accrued expenses	2,693,637	2,838,407
Total current liabilities	4,264,513	4,570,164

Notes payable and other debt, net of current portion	16,824,813	16,974,788
Notes payable to stockholder, net of current portion	32,594	34,626
Other liabilities	549,055	299,314
Income tax payable	180,649	170,007
Total liabilities	21,851,623	22,048,899

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 shares issued and outstanding	14,790,692	14,766,967
Accumulated deficit	(10,149,718)	(10,245,532)
Total stockholders' equity	4,640,974	4,521,435
Noncontrolling interest in subsidiaries	277,311	269,193
Total equity	4,918,285	4,790,628
Total liabilities and stockholders' equity	$ 26,769,908	$ 26,839,527

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Patient care revenues	$ 5,916,835	$ 5,568,061
Management, consulting and development fee revenue	468,054	424,481
Total revenue	6,384,889	5,992,542

Expenses:
Payroll and related payroll costs	3,737,729	3,587,397
Other operating expenses	2,017,926	2,023,256
Depreciation and amortization	225,308	226,694
Total expenses	5,980,963	5,837,347

Income from Operations	403,926	155,195

Other Income (Expense):
Interest income	1,308	9,133
Interest expense, others	(294,142)	(226,352)
Interest expense, related parties	(718)	(14,872)
Other expense	4,200	-
	(289,352)	(232,092)

Income (Loss ) Before Income Taxes	114,574	(76,896)
Income Tax Expense	(10,642)	(10,642)
Net Income (Loss)	103,932	(87,538)
Net Income Attributable to Noncontrolling Interest	(8,118)	(51,930)
Net Income (Loss) Attributable to AdCare Health Systems, Inc.	$ 95,814	$ (139,468)

Net Income (Loss) Per Share, Basic	$ 0.03	$ (0.02)
Net Income (Loss) Per Share, Diluted	$ 0.03	$ (0.02)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129
Diluted	3,815,820	3,786,129

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Common Stock
		Accumulated	and Additional	Noncontrolling
	Total	Deficit	Paid-in Capital	Interest

Balance, December 31, 2008:	$4,790,628	$(10,245,532)	$14,766,967	$269,193

Warrants issued in connection with consulting
agreement	12,567	-	12,567	-
Stock option compensation expense	11,158	-	11,158	-
Net income	95,814	95,814	-	-
Net income attributable to noncontrolling interest	8,118	-	-	8,118
Balance, March 31, 2009	$4,918,285	$(10,149,718)	$14,790,692	$277,311

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three-Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$ 95,814	$ (139,468)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	225,308	226,694
Warrants issued for services	24,742	7,512
Stock option compensation expense	11,158	9,576
Minority interest	8,118	51,930
Note receivable forgiveness exchanged for rent	-	9,000
Changes in certain assets and liabilities:
Accounts receivable	139,897	(110,987)
Prepaid expenses and other	(55,028)	24,640
Other assets	89,766	(100,614)
Accounts payable and accrued expenses	(317,570)	9,343
Income tax liability	10,642	10,642
Other liabilities	249,741	9,730
Net cash provided by operating activities	482,588	7,998

Cash flows from investing activities:
Increase in restricted cash	13,819	230,811
Purchase of property plant and equipment	(70,615)	(157,373)
Net cash (used in) provided by investing activities	(56,796)	73,438

Cash flows from financing activities:
Proceeds from notes payable	2,768	-
Repayment of notes payable to stockholder	(2,032)	-
Prepaid financing costs	-	1,786
Repayment on notes payable	(140,824)	(123,847)
Net cash used in financing activities	(140,088)	(122,061)

Net Increase (Decrease) in Cash	285,704	(40,625)
Cash, Beginning	1,266,315	926,625
Cash, Ending	$ 1,552,019	$ 886,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 292,528	$ 265,760
Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ -	$ 9,000

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited

Consolidated Financial Statements

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in AdCare Health Systems, Inc.’s annual report on Form 10-K, filed March 31, 2009.

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

AdCare has evaluated its relationship with Community’s Hearth & Home and has determined that this entity is a variable interest entity and that AdCare holds variable interests in this entity.  Furthermore, the Company determined that it is the primary beneficiary of these variable interests and that the entity is required to be consolidated in accordance with FIN 46R.

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

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presented below are the carrying amount and classification of the assets and liabilities of our variable interest entities for the three months ended March 31, 2009 and for the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
Current assets	$ 680,267	$ 715,645
Property and equipment, net	3,856,466	3,859,247
Other assets	219,421	221,047
Total assets	$4,756,154	$4,795,939

Current liabilities	$ 299,969	$ 347,828
Notes payable, net of current portion	3,961,291	3,970,132
Total liabilities	$4,261,260	$4,317,960
Owner’s equity	494,894	477,979
Total liabilities and equity	$4,756,154	$4,795,939

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

Earnings per Share

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (SFAS 128) requires the presentation of basic and diluted earnings per share.  Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.  The total number of shares that could potentially dilute earnings per share was 3,117,445 and 3,093,445 for the three months ended March 31, 2009 and March 31, 2008 respectively.  Of these only 30,000 shares were in the money as of March 31, 2009 and were used to calculate diluted earnings per share.  No additional shares were included in 2008 as their inclusion would have had an anti-dilutive effect.

Licenses

The Company has capitalized the cost of acquiring operating licenses in connection with the acquisitions of it’s two skilled nursing facilities The Pavilion and Hearth & Care of Greenfield.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the licenses are tested for impairment annually.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes included in the accompanying consolidated statements of income was computed by applying statutory rates to income before income taxes. Income taxes are allocated to each company based on earnings of each company.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax basis of assets and liabilities of each period-end based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the taxes currently payable and the net change during the period in deferred tax assets and liabilities.  The Company’s income tax expense differs from the expected tax expense due to changes in the valuation allowance recorded against its deferred taxes.

Recently Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’. ” FAS 162 did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements.”  These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS 141(R), among other things, requires companies to recognize, with certain exceptions, all assets acquired and liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest at their acquisition-date fair value; recognize contingent consideration at the acquisition-date fair value, with subsequent changes in fair value recorded in earnings;  recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development acquired at fair value; expense as incurred, acquisition-related transaction costs; generally expense acquisition-related restructuring costs;  and recognize changes in existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense.

SFAS 160 establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new standard requires that a noncontrolling interest in a consolidated subsidiary be recorded as a separate component of equity.   Gains or losses are not recognized on sales; they are recorded as increases or decreases in paid-in-capital, unless there is a loss control.

We have not entered into any business combination transactions during 2009; and therefore, the effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

The Company has adopted the provisions of SFAS 157, “Fair Value Measurements”.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 provides guidance on various methods used to measure fair value including market, income and cost approaches.  These approaches require the Company to utilize certain assumptions about risk.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the inputs used in the valuation techniques, SFAS 157 requires the Company to classify the inputs under a fair value hierarchy that ranks the inputs based on their quality and reliability.  Financial instruments carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The estimated fair values of the Company’s short-term financial instruments, including cash and cash equivalents, receivables and payables arising in the ordinary course of business, and current portions of debt, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization.  The Company does not have any other financial instruments measured at fair value on a recurring basis that require further disclosure.

The Company does not have any financial instruments that required a cumulative-effect adjustment to beginning accumulated deficit upon adoption.  There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 157.

Reclassification

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company had a net income (loss) of approximately $96,000 and $(139,000) for the three months ended March 31, 2009 and 2008, respectively, and has negative working capital of approximately $51,000 at March 31, 2009.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

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

NOTE 3.

SEGMENTS

For the three months ended March 31, 2009 and 2008, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000’s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Three-months ended March 31, 2009:
Net Revenue	$6,184	$663	$6,847	-	$(462)	$6,385
Net Income (Loss)	78	18	96	-	-	96
Total Assets	24,309	2,461	26,770	-	-	26,770
Capital Spending	71	-	71	-	-	71

Three-months ended March 31, 2008:
Net Revenue	$5,839	$626	$6,465	-	$(472)	$5,993
Net Income (Loss)	(163)	24	(139)	-	-	(139)
Total Assets	21,980	2,349	24,329	-	-	24,329
Capital Spending	157	-	157	-	-	157

NOTE 4.

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

The weighted-average of significant assumptions used to estimate the fair value of options granted using the Black Scholes option-pricing model is as follows:

2009
Dividend Yield	0.0%
Expected Volatility	43.0%
Risk-Free Interest Rate	3.13%
Expected Term	4.5 years

Dividend Yield:  The Company has not historically paid dividends and does not expect to pay dividends in the near future.  As such, there is no expected dividend yield.

Expected Volatility:  Because the Company is a relatively new public company, estimates of expected volatility are based on the weighted-average historical volatility of similar companies within the industry whose stock prices are publicly available.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued.

Expected Term:  The Company currently uses a simplified method for calculating the expected term based on the vesting and contractual expiration dates.

NOTE 4.  STOCK BASED COMPENSATION (continued)

A summary of the status of the Company’s employee stock options as of March 31, 2009 is presented below:

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life
Outstanding at January 1, 2009	715,920	$1.77
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Outstanding at March 31, 2009	715,920	$1.77	6.1 years
Exercisable at March 31, 2009	170,880	$2.05	1.9 years

The weighted-average remaining contractual term of stock options outstanding and stock options exercisable at March 31, 2009 was approximately 1.5 years.  The options outstanding and stock options exercisable had no aggregate intrinsic value at March 31, 2009.  Compensation expense was approximately $17,000.

There was no recorded tax effect on the recognition of stock-based compensation expense due to the Company’s significant net operating loss carry forward and valuation reserve.  In addition, there was no effect on the presentation of the statement of cash flows as excess tax benefits from the exercise of stock options have not been recorded as the Company does not expect to be able to realize current period deductions of taxable income.

NOTE 5.

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	March 31, 2009	December 31, 2008
Buildings and improvements	5 to 40	$15,757,811	$15,729,206
Equipment	2-10	2,795,417	2,776,998
Land	-	2,922,712	2,922,712
Furniture and fixtures	2-5	642,195	642,196
Construction in process	-	167,455	143,863
		22, 285,590	22,214,975
Less: accumulated depreciation		5,662,609	5,442,315
		$16,622,981	$16,772,660

For the period ended March 31, 2009 and 2008 depreciation expense was approximately $225,000 and $227,000, respectively.

NOTE 6.

CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  As of March 31, 2009, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

NOTE 7.

FORWARD PURCHASE CONTRACT

In October 2003, the Company amended a purchase agreement with certain minority interest holders in one of its subsidiaries.  As a result of that amendment, the Company became subject to the accounting pursuant to SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which was effective for agreements entered into or amended after May 31, 2003.  The amendment contained a forward purchase contract which was accounted for as a liability.  The amount of the liability, at the date of the amendment, measured as set forth in SFAS 150, was approximately $985,000, which has been recorded using purchase accounting as required by SFAS 150, EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to and Potentially Settled in the Stock of a Consolidated Subsidiary” and FASB 141, “Business Combinations.”  This resulted in an increase to the carrying value of the real property of $250,000 and the recording of goodwill of approximately $865,000.  This purchase accounting adjustment was related to the minority interest being reduced by previously incurred net losses attributable to those minority interests prior to the date of adoption of SFAS 150.  The resulting goodwill has been tested for impairment annually.  No impairment charge has been recognized.  In periods subsequent to 2003, the liability has been reduced for payments made to the minority interests as a result of the forward purchase contract and adjusted by changes in the present value of the amount to be paid under the forward purchase contract as required by SFAS 150.  The liability is recorded at the greater of the interest holders’ cash basis or fair value.  There were no payments made to minority interests or adjustments required due to changes in fair value in 2008.  In November 2008, the Company completed the forward purchase contract to obtain 100% ownership of Hearth & Home of Van Wert at a total cost of $941,289 of which $800,664 was in cash while the remaining $140,625 was issued in the form of notes payable which mature in 2010.

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

NOTE 9.

SENIOR LIVING FACILITY ACQUISITION

On March 7, 2008, the Company entered into an agreement to acquire 100% of The New Lincoln, Ltd. (“NLL”) effective April 1, 2008.  The sole asset of The New Lincoln, Ltd. is the New Lincoln Lodge Retirement Residence which is a 49 unit senior living residence located in Columbus, Ohio.  The Company completed the transaction on May 15, 2008.  The Company accounted for the transaction under guidance issued in EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”.  The Company’s preexisting relationship consisted primarily of a note receivable.

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

Following is a condensed balance sheet showing assets acquired and liabilities assumed as of the date of acquisition:

April 1, 2008
Cash	$ 19,813
Prepaid expenses and other	12,246
Restricted cash	36,677
Property, Plant & Equipment	2,740,000
Assets Acquired	2,808,736

Current portion of notes payable and other debt	$ (86,499)
Accounts payable and accrued expenses	(88,740)
Notes payable and other debt, net of current portion	(1,968,343)
Liabilities Assumed	$ (2,143,582)
Net assets acquired	$ 665,154

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

In November, 2008, the Company acquired the remaining 50.8% ownership interest in Hearth & Home of Van Wert, LLC as required by our forward purchase contract (see Note 7).  Through October 2008, the Company owned 49.2% of the limited liability company with the remaining 50.8% owned by individual investors.  The total cost of the acquisition was $941,289 of which $800,664 was satisfied in cash while the remaining $140,625 was satisfied in the form of  sellers’ notes payable which mature in 2010.  Approximately $41,000 was allocated to goodwill with the balance treated as an additional equity investment by the Company for the purpose of eliminating the liability for the forward purchase contract.

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

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio. We currently manage fourteen facilities, comprised of six skilled nursing centers, six assisted living residences and two independent living/senior housing facilities, totaling over 800 units.

We have an ownership interest in eight of the facilities we manage, comprised of 100% ownership of two of the skilled nursing centers and two assisted living facility, 99% ownership in one independent living facility as well as a 50% ownership of three of the assisted living facilities. The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is...” We also maintain a development/consulting initiative which is strategic in providing potential management opportunities to our core long-term care business. AdCare Health Systems, Inc.® and Hearth & Home® are registered trademarks. All of our properties are located within the State of Ohio.

On May 15, 2008, we completed our acquisition of the New Lincoln Lodge.  This acquisition was effective April 1, 2008.  Consequently, many of the expense areas in our income statement have increased.  The New Lincoln Lodge is a senior living facility located in Columbus, Ohio.  For further information on this acquisition, please review our 8-K filed on May 19, 2008 and amended on July 29, 2008.

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

Management and Facility Based Care Segment

We have implemented changes at our skilled nursing facilities to improve occupancy and revenue.  We own two of our skilled nursing facilities and lease a third.  We have recently completed renovations at all three facilities with additional renovations planned during 2009.  We continue to focus our attention towards providing care to more patients covered by Medicare where our profit margins are typically higher.  For the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, the percentage of residents in our skilled nursing facilities covered by Medicare increased 1.1%.  For the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, overall occupancy in our skilled nursing centers decreased 1% and occupancy in our assisted living centers increased 2.3%.

Home Based Care Segment

Our home health division has reduced and, in most cases, eliminated services to patients where our reimbursement provided very small margins.  This has resulted in a lower number of patient visits and lower revenue but increased profit margins.  The majority of the reduced revenue has been offset by lower payroll and related expenses.  We are utilizing our home health services in our assisted living and independent living properties creating cross selling opportunities thereby further enhancing our revenue.  The percentage of our home health patients covered by Medicare has increased from 7.9% for the quarter ended March 31, 2008, to 27.4% for the quarter ended March 31, 2009.

Consolidated Results of Operations

Three months ended March 31, 2009 and March 31, 2008

Revenue

	March 31, 2009	March 31, 2008	Increase	% Change
Patient care revenue	$5,916,835	$5,568,061	$348,774	6.3%
Management, consulting and development fee revenue	468,054	424,481	43,573	10.3%
	$6,384,889	$5,992,542	$392,347	6.5%

For the periods compared, patient care revenue increased approximately $349,000 or 6.3%. Average occupancy in our skilled nursing centers decreased 1% but was somewhat offset by an increased number of residents covered by Medicare resulting in a net increase in skilled nursing facility revenue of approximately $123,000.  Occupancy in our assisted living centers increased 2.3% resulting in approximately $44,000 of additional revenue.  Charges for private paying residents at our assisted living and skilled nursing facilities increased approximately 5% beginning January 1, 2009 which further enhanced our revenue growth.  Home health revenue increased approximately $37,000 as a result of services provided to assisted living residents as well as an increase in the number of patients covered by Medicare.  Additionally, patient care revenue increased due to the acquisition of  New Lincoln Lodge effective April 1, 2008 which resulted in an additional $145,000 in revenue for the quarter.  Management, consulting and development fee revenue increased approximately $44,000 or 10.3% as a result of higher management fees on our managed only properties.

Operating Expenses

	March 31, 2009	March 31, 2008	Increase/ (Decrease)	% Change
Payroll and related payroll costs	$3,737,729	$3,587,397	$150,332	4.2%
Other operating expenses	2,017,926	2,023,256	(5,330)	(0.3)%
Depreciation and amortization	225,308	226,694	(1,386)	(0.6)%
	$5,980,963	$5,837,347	$143,616	2.5%

Operating expenses for the three months ended March 31, 2009 increased by approximately $144,000 or 2.5%.  Payroll and related payroll costs for the three months ended March 31, 2009 increased by approximately $150,000 or 4.2%.  The acquisition of New Lincoln Lodge contributed approximately $57,000 to the increased payroll and related costs with the balance of the increase due primarily to annual employee wage increases of approximately 3%.

Other operating expenses decreased approximately $5,000 or .3%.  The acquisition of the Lincoln Lodge increased operating expenses by approximately $63,000; however, this increase was offset by reduced expenses in other areas.

Depreciation and amortization expense decreased by approximately $1,000 or .6%.  The acquisition of the Lincoln Lodge resulted in increased depreciation expense of approximately $18,000; however, this increase was offset by reduced amortization expense for financing costs related to the former financing for Community’s Hearth & Home.

Income from Operations

Income from operations for the three months ended March 31, 2009 was approximately $404,000.  When compared to the three months ended March 31, 2008 income from operations of approximately $155,000, this represents an increase of approximately $249,000 primarily as a result of increased revenue and lower expenses as described above.

Other Income and Expense

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, interest income decreased approximately $7,800 as a result of less interest earned on bank accounts.  Interest expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, increased $67,800 or 29.9% primarily as a result of Lincoln Lodge’s interest expense which we did not have during the three months ended March 31, 2008.

Summary

Income before income taxes for the three months ended March 31, 2009 was approximately $115,000 compared to a net loss of approximately $77,000 for the three months ended March 31, 2008, an increase of approximately $191,000 primarily as a result of increased revenue and controlled expenses.

Income tax expense of approximately $10,600 for three months ended March 31, 2009, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net income for the three months ended March 31, 2009, was approximately $96,000 compared to a net loss for the three months ended March 31, 2008, of approximately $139,000.

Liquidity and Capital Resources

As a public company, we incur legal, accounting and other expenses that we did not incur as a private company related to the Securities Exchange Commission’s reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002.  In addition, there are increased expenses for investor relations, legal and board activities that we did not have before becoming a public company.

We have obtained directors and officer’s liability insurance and key man life insurance which we did not have in the past and as a result we have incurred additional costs.  We expect to fund these additional costs using cash flows from expanded operations and financing activities and additional indebtedness such as a new line of credit.

Overview

We had negative net working capital as of March 31, 2009 of approximately $51,000 as compared to negative net working capital of approximately $540,000 for the year ended December 31, 2008, an improvement of approximately $489,000 or 90.6%.  This improvement is a result of net income enhanced by cash provided by operating activities.  We have reduced accounts payable by approximately $173,000 and accrued expenses by approximately $145,000 and at the same time increased cash by nearly $286,000.

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

Notes Payable and Other Debt

On June 26, 2008, we completed the refinancing of three assisted living properties known as Community’s Hearth & Home.  This refinancing replaced our adjustable rate demand taxable notes, series 2002 Bonds in the original principal amount of $4,200,000 obtained in 2002.  Interest on the note was indexed at the LIBOR rate.  We refinanced this debt with two HUD insured loans at a fixed interest rate of 6.65% with a 35 year amortization.  The new financing consists of two loans, one for the two Springfield, Ohio properties and one for the Urbana, Ohio property.  The loans are in the amount of $1,863,800 and $2,142,700, respectively, and total $4,006,500.

On July 24, 2008, we completed refinancing our Assured Health Care loan in the original amount of approximately $820,000.  This refinancing replaced $760,000 of our note payable to a stockholder leaving $60,000 still payable to the stockholder.  Payments began at $8,000 per month until our loan from the previous owner of Assured Health Care was completely repaid in January, 2009, at which time the payments increased to $17,000 per month.  Interest on the loan accrues at the Lender’s Prime Commercial Rate plus 1.5% or 6.5% at the time of the loan closing.  The loan matures in 2013.

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

On October 17, 2008, we completed refinancing our corporate office building located in Springfield, Ohio.  This refinancing replaced two loans totaling approximately $230,000 at the time of the refinancing.  Our new financing is traditional bank mortgage debt in the amount of $300,000.  Repayment terms include level principal payments with a nine year amortization and variable interest indexed to the LIBOR rate plus 3% or 7.359% at the time of the loan closing.  Approximately $70,000 in loan proceeds were used for renovations to the office building.

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities, financing activities and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can take up to several months.  On average, accounts receivable were outstanding nearly 30 days before collection as of March 31, 2009 and nearly 34 days as of December 31, 2008 which has helped improve cash flow.  The status of accounts receivable collections is monitored very closely by our senior management.

Three months ended March 31, 2009

Net cash provided by operating activities for the three months ended March 31, 2009 was approximately $483,000 consisting primarily of decreases in accounts receivable as a result of improved collections, an increase in accounts payable offset by increased other liabilities; all primarily the result of routine operating activity.

Net cash used in investing activities for the three months ended March 31, 2009 was approximately $57,000.  This is primarily the result of purchases of additional equipment.

Net cash used in financing activities was approximately $140,000 for the three months ended March 31, 2009, as a result of routine principal payments existing loans.

Three months ended March 31, 2008

Net cash provided by operating activities for the three months ended March 31, 2008 was approximately $8,000 consisting primarily of increases in accounts receivable and other assets offset by reductions in prepaid expenses and an increase in accounts payable.

Net cash provided by investing activities for the three months ended March 31, 2008 was approximately $73,000.  This is a result of cash released by our bank from restricted cash partially offset by purchases of additional equipment.  On November 20, 2006, we entered into an agreement for the extension of the letter of credit for Community’s Hearth & Home.  The letter of credit was to expire on December 15, 2006.  As an inducement to WesBanco to secure the extension, we were required to put on deposit with WesBanco $500,000 in an interest bearing account.  The funds were held by WesBanco until a replacement letter of credit was secured.  In September 2007, a replacement letter of credit was secured with The Huntington National Bank.  Huntington also required a deposit to secure the letter of credit and increased the required deposit by $125,000 to $625,000.  The terms of the letter of credit with Huntington required Huntington to release the deposit in increments of $125,000 once the properties achieve certain performance benchmarks.  In March, 2008, The Huntington National Bank released $250,000.  Their decision to release funds was based on the financial performance of Community’s Hearth & Home and compliance with certain loan covenants.  The related loan was subsequently refinanced in June, 2008.

Net cash used in financing activities was $122,061 for the three months ended March 31, 2008.  This is the result of routine repayments on notes payable.

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

Item 6.  Exhibits and Reports on Form 8-K

a.

The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

b.

The Company filed the following Reports on Form 8-K during the three months ended March 31, 2009:

Date	Description
February 5, 2009	Termination of material definitive agreement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  May 15, 2009

/s/ Gary L. Wade

Chief Executive Officer

Date:  May 15, 2009

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

Date: May 15, 2009	By	/s/Gary L. Wade
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

Date: May 15, 2009	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 15, 2009	By:	/s/ Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 15, 2009	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer