Form 10-Q
period 2009-06-30
ADCARE HEALTH SYSTEMS INC
filed 2009-08-13
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☑

The number of shares of the registrant’s common stock outstanding as of August 13, 2009:  3,786,129.

AdCare Health Systems, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets:
Cash	$ 1,808,604	$ 1,266,315
Accounts receivable:
Long-term care resident receivables, net	1,965,901	2,008,847
Management, consulting and development receivables, net	167,900	258,811
Advances and receivables from affiliates	16,407	17,635
Prepaid expenses and other	537,277	478,534
Total current assets	4,496,089	4,030,142

Restricted cash	1,176,960	1,155,596
Property and equipment, net	16,462,360	16,772,660
License, net	1,189,307	1,189,307
Goodwill	2,679,482	2,679,482
Other assets	906,269	1,012,340
Total assets	$ 26,910,467	$ 26,839,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 729,157	$ 713,323
Current portion of notes payable to stockholder	9,432	9,432
Accounts payable	875,325	1,009,002
Accrued expenses	2,606,873	2,838,407
Total current liabilities	4,220,787	4,570,164

Notes payable and other debt, net of current portion	16,645,776	16,974,788
Notes payable to stockholder, net of current portion	30,623	34,626
Other liabilities	695,229	299,314
Income tax payable	191,291	170,007
Total liabilities	21,783,705	22,048,899

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 shares issued and outstanding	14,835,191	14,766,967
Accumulated deficit	(10,002,617)	(10,245,532)
Total stockholders' equity	4,832,574	4,521,435
Noncontrolling interest in subsidiaries	294,188	269,193
Total equity	5,126,762	4,790,628
Total liabilities and stockholders' equity	$ 26,910,467	$ 26,839,527

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Patient care revenues	$ 6,162,746	$ 5,574,114	$12,079,581	$11,142,175
Management, consulting and development fee revenue	450,381	442,422	918,435	866,903
Total revenue	6,613,127	6,016,536	12,998,016	12,009,078

Expenses:
Payroll and related payroll costs	3,709,728	3,697,477	7,447,457	7,284,874
Other operating expenses	2,150,161	2,113,128	4,168,087	4,136,385
Depreciation and amortization	225,878	206,324	451,186	433,018
Total expenses	6,085,767	6,016,929	12,066,730	11,854,277

Income (Loss) from Operations	527,360	(393)	931,286	154,801
Other Income (Expense):
Interest income	1,098	5,096	2,406	14,228
Interest expense, others	(299,804)	(393,358)	(593,947)	(619,710)
Interest expense, related parties	(510)	(13,574)	(1,228)	(28,446)
Other expense	(53,524)	-	(49,324)	-
	(352,740)	(401,836)	(642,092)	(633,928)

Gain on Acquisition	-	413,593	-	413,593

Income (Loss) Before Income Taxes	174,620	11,364	289,194	(65,534)
Income Tax Expense	(10,642)	(10,642)	(21,284)	(21,284)
Net Income (Loss)	163,978	722	267,910	(86,818)
Net Income (Loss) Attributable to Noncontrolling Interests	(16,877)	22,241	(24,995)	(29,689)
Net Income (Loss) Attributable to AdCare Health Systems	$ 147,101	$ 22,963	$ 242,915	$ (116,507)

Net Income (Loss) Per Share, Basic:	$ 0.04	$ 0.01	$ 0.07	$ (0.02)
Net Income (Loss) Per Share, Diluted:	$ 0.04	$ 0.01	$ 0.07	$ (0.02)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129	3,786,129	3,786,129
Diluted	3,890,681	3,786,129	3,890,681	3,786,129

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Common Stock
		Accumulated	and Additional	Noncontrolling
	Total	Deficit	Paid-in Capital	Interest

Balance, December 31, 2008:	$4,790,628	$(10,245,532)	$14,766,967	$269,193

Warrants issued in connection with consulting
agreement	15,908	-	15,908	-
Stock option compensation expense	22,316	-	22,316	-
Stock issuance	30,000	-	30,000	-
Net income	242,915	242,915	-	-
Net income attributable to noncontrolling interest	24,995	-	-	24,995
Balance, June 30, 2009	$5,126,762	$(10,002,617)	$14,835,191	$294,188

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six-Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) inclusive of noncontrolling interest	$ 267,910	$ (86,818)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	451,186	433,018
Warrants issued for services	37,276	55,105
Stock option compensation expense	22,316	19,151
Note receivable forgiveness exchanged for rent	-	9,000
Gain on acquisition	-	(413,593)
Changes in certain assets and liabilities:
Accounts receivable	135,085	78,627
Prepaid expenses and other	(90,258)	153,084
Other assets	106,071	780
Accounts payable and accrued expenses	(365,211)	(114,350)
Income tax liability	21,284	21,284
Other liabilities	395,915	(97,485)
Net cash provided by operating activities	981,574	57,803

Cash flows from investing activities:
Proceeds from the sale of assets, net of associated costs	892	2,500
(Increase) decrease in restricted cash	(21,364)	276,693
Purchase of property plant and equipment	(131,630)	(226,160)
Net cash (used in) provided by investing activities	(152,102)	53,033

Cash flows from financing activities:
Amortization of bond issuance costs	-	144,475
Stock issuance	30,000	-
Repayment of notes payable to stockholder	(4,004)	-
Prepaid financing costs	-	111,984
Repayment of notes payable	(313,179)	(240,588)
Net cash (used in) provided by financing activities	(287,183)	15,871

Net Increase in Cash	542,289	126,707
Cash, Beginning	1,266,315	926,625
Cash, Ending	$ 1,808,604	$ 1,053,332

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 292,528	$ 265,760
Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ -	$ 9,000
Acquisition of assets in exchange for note forgiveness	$ -	$ 2,808,736

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited

Consolidated Financial Statements

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

AdCare has evaluated its relationship with Community’s Hearth & Home and Hearth & Home of Urbana and has determined that these entities are variable interest entities and that AdCare holds variable interests in these entities.  Furthermore, the Company determined that it is the primary beneficiary of these variable interests and that the entities are required to be consolidated in accordance with FIN 46R.

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

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presented below are the carrying amount and classification of the assets and liabilities of our variable interest entities for the six months ended June 30, 2009 and for the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
Current assets	$ 739,480	$ 715,645
Property and equipment, net	3,830,061	3,859,247
Other assets	217,795	221,047
Total assets	$4,787,336	$4,795,939

Current liabilities	$ 305,068	$ 347,828
Notes payable, net of current portion	3,952,285	3,970,132
Total liabilities	$4,257,353	$4,317,960
Owner’s equity	529,983	477,979
Total liabilities and equity	$4,787,336	$4,795,939

The assets of the variable interest entities are pledged as security towards a Department of Housing and Urban Development secured loan and consequently restricted as to use.  The Department of Housing and Urban Development secured loan is a non-recourse loan.  As the primary beneficiary of the variable interest entities, the Company could be required to provide financial support by providing additional operating cash for example if the need arises as a result of a significant downturn in performance.

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

The Company provides services to certain patients under contractual arrangements with the Medicare and Medicaid programs. Amounts paid under these contractual arrangements are subject to review and final determination by the appropriate government authority or its agent.  In the opinion of management, adequate provision was made in the consolidated financial statements for any adjustments resulting from a respective government authorities’ review.

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

Earnings per Share

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (SFAS 128) requires the presentation of basic and diluted earnings per share.  Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.  The total number of shares that could potentially dilute earnings per share was 3,095,866 and 2,544,425 for the six months ended June 30, 2009 and June 30, 2008 respectively.  Of these 485,943 shares were in the money as of June 30, 2009 and were used to calculate diluted earnings per share.  No additional shares were included in 2009 as their inclusion would have had an anti-dilutive effect.

Licenses

The Company has capitalized the cost of acquiring operating licenses in connection with the acquisitions of its two skilled nursing facilities The Pavilion and Hearth & Care of Greenfield.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the licenses are tested for impairment annually.

Goodwill

The Company has capitalized the cost of goodwill acquired in the acquisition of Assured Health Care in January 2005.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is tested for impairment annually.

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

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted or Issued Accounting Pronouncements

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

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted or Issued Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS 165, “ Subsequent Events” the objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements or condition.

Effective for the quarterly period ended June 30, 2009; we adopted the FASB’s Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS 107 and APB 28 to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual financial statements.  The adoption of this standard does not have a material effect on our consolidated results of operations, financial position, or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification, which became available July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification will be effective for our quarterly reporting period ended September 30, 2009 and will not have a material effect on our consolidated results of operations, financial position, or cash flows.  We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

In January 2009, the Securities and Exchange Commission (SEC) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The final rule requires us to provide our financial statements and schedules to the SEC and our website in interactive data format using the eXtensible Business Reporting Language (XBRL).  The rule was adopted  to improve the ability of financial statement users to access and analyze financial data.  The SEC adopted a phase-in schedule under which we will be required to submit filings using XBRL beginning with our quarterly report for the second quarter of 2011.  Compliance with this rule will have no impact upon our consolidated results of operation, financial position, or cash flows.

In June 2009, the FASB issued FASB No. 167, Amendments to FASB Interpretation No. 46(R) (“FASB 167”). FASB 167 amends Interpretation No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FASB 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FASB 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of FASB 167 will have on our consolidated results of operation financial position, cash flows or disclosures.

Reclassification

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company had a net income (loss) of approximately $243,000 and $(116,000) for the six months ended June 30, 2009 and 2008, respectively, and has working capital of approximately $275,000 at June 30, 2009.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

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

NOTE 3.

SEGMENTS

For the six months ended June 30, 2009 and 2008, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000’s)
	Manage-
	ment and	Home		Discon-
	Facility	Based	Total	tinued	Cor-
	Based Care	Care	Segments	operations	porate	Total
Three-months ended June 30, 2009:
Net Revenue	6,746	795	7,542	-	(1,390)	6,151
Net Income	16	131	147	-	-	147
Total Assets	24,367	2,543	26,910	-	-	26,910
Capital Spending	61	-	61	-	-	61

Three-months ended June 30, 2008:
Net Revenue	5,819	648	6,467	-	(451)	6,016
Net Income (Loss)	(18)	41	23	-	-	23
Total Assets	24,316	2,390	26,706	-	-	26,706
Capital Spending	69	-	69	-	-	69

Six-months ended June 30, 2009:
Net Revenue	12,469	1,458	13,927	-	(929)	12,998
Net Income	94	149	243	-	-	243
Total Assets	24,367	2,543	26,910	-	-	26,910
Capital Spending	132	-	132	-	-	132

Six-months ended June 30, 2008:
Net Revenue	11,658	1,274	12,932	-	(923)	12,009
Net Income (Loss)	(181)	65	(116)	-	-	(116)
Total Assets	24,316	2,390	26,706	-	-	26,706
Capital Spending	226		226	-	-	226

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

In August 2008, the Company authorized 1,092,305 options.  As of June 30, 2009, 436,920 options were vested with a weighted-average fair value estimated at $1.35 per share.  The remaining options will be granted once all terms including the share price are known. The options have a term of 10 years and the options were at an exercise price per share less than the fair market value on the grant date.  Half of the stock options granted vest on January 1, 2009 with the remainder on January 1, 2010.  The options are exercisable until the term expires in August 2018.

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

NOTE 4.  STOCK BASED COMPENSATION (continued)

A summary of the status of the Company’s employee stock options as of June 30, 2009 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life
Outstanding at January 1, 2009	715,920	$1.77
Options granted	-	-
Options exercised	-	-
Options forfeited	(20,600)	-
Outstanding at June 30, 2009	695,320	$1.77	6.6 years
Exercisable at June 30, 2009	628,080	$1.80	6.6 years

The weighted-average remaining contractual term of stock options outstanding and stock options exercisable at June 30, 2009 was approximately 6.6 years.  The options outstanding and stock options exercisable had no aggregate intrinsic value at June 30, 2009.  Compensation expense was approximately $22,000.

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

NOTE 5.

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	June 30, 2009	December 31, 2008
Buildings and improvements	5 to 40	$15,798,884	$15,729,206
Equipment	2-10	2,814,703	2,776,998
Land	-	2,922,712	2,922,712
Furniture and fixtures	2-5	652,078	642,196
Construction in process	-	151,806	143,863
		22, 340,183	22,214,975
Less: accumulated depreciation		5,877,823	5,442,315
		$16,462,360	$16,772,660

For the period ended June 30, 2009 and 2008 depreciation expense was approximately $451,000 and $433,000, respectively.

NOTE 6.

CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  As of June 30, 2009, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

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

NOTE 8.  SENIOR LIVING FACILITY ACQUISITION

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

NOTE 8.  SENIOR LIVING FACILITY ACQUISITION (continued)

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

NOTE 8.  SENIOR LIVING FACILITY ACQUISITION (continued)

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

NOTE 9.  SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. Subsequent events are events or transactions that occur after the balance sheet date, but before financial statements are issued. In conformity with the disclosure requirements of SFAS No. 165, the Company evaluated subsequent events through August 13, 2009, which was the issue date of the Company’s financial statements for the period ended June 30, 2009. No events requiring financial statement recognition or disclosure were noted.

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

Management and Facility Based Care Segment

We have implemented changes at our skilled nursing facilities to improve occupancy and revenue and these changes appear to be working as occupancy rates have been increasing.  We own two of our skilled nursing facilities and lease a third.  We have recently completed renovations at all three facilities with additional renovations in process.  We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are typically higher.  For the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008, the percentage of residents in our skilled nursing facilities covered by Medicare was unchanged.  For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, overall occupancy in our skilled nursing centers increased nearly 1% and occupancy in our assisted living centers increased 2.4%.

In July, 2009, the Governor of the State of Ohio signed into law the state Biennial Budget 2009-2010.  Certain provisions of this budget contain modifications to Medicaid reimbursement that could reduce our reimbursement beginning July 1, 2009.  We are currently evaluating the implication of the reimbursement changes and developing management strategies to limit or eliminate the potential negative impact.  For the three months ended June 30, 2009, Medicaid covered residents of our skilled nursing facilities comprised approximately 67% of our total residents.

Home Based Care Segment

Our home health division has reduced and, in most cases, eliminated services to patients where our reimbursement provided very small margins.  This has resulted in a lower number of patient visits and lower revenue but increased profit margins.  The majority of the reduced revenue has been offset by lower payroll and related expenses.  We are utilizing our home health services in our assisted living and independent living properties creating cross selling opportunities thereby further enhancing our revenue.  The percentage of our home health patients covered by Medicare has increased from 10.1% for the six months ended June 30, 2008, to 28.9% for the six months ended June 30, 2009.

Consolidated Results of Operations

Three months ended June 30, 2009 and June 30, 2008

Revenue

	June 30, 2009	June 30, 2008	Increase	% Change
Patient care revenue	$6,162,746	$5,574,114	$588,632	10.6%
Management, consulting and development fee revenue	450,381	442,422	7,959	1.8%
	$6,613,127	$6,016,536	$596,591	9.9%

For the periods compared, patient care revenue increased approximately $589,000 or 10.6%.  Average occupancy in our skilled nursing centers increased by 2.3% but was somewhat offset by a decrease in the number of residents covered by Medicare resulting in a net increase in skilled nursing facility revenue of approximately $371,000.  Occupancy in our assisted living centers was nearly unchanged with $71,000 of additional revenue.  Charges for private paying residents at our assisted living and skilled nursing facilities increased approximately 5% beginning January 1, 2009 which further enhanced our revenue growth.  Home health revenue increased approximately $147,000 as a result of services provided to assisted living residents as well as an increase in the number of patients covered by Medicare.  Management, consulting and development fee revenue increased approximately $8,000 or 1.8% as a result of higher management fees on our managed only properties offset by the loss of two third part management agreements and their related management fee revenue.

Operating Expenses

	June 30, 2009	June 30, 2008	Increase	% Change
Payroll and related payroll costs	$3,709,728	$3,697,477	$12,251.3%
Other operating expenses	2,150,161	2,113,128	37,033	1.8%
Depreciation and amortization	225,878	206,324	19,554	9.5%
	$6,085,767	$6,016,929	$68,838	1.1%

Operating expenses for the three months ended June 30, 2009 increased by approximately $69,000 or 1.1%.  Payroll and related payroll costs for the three months ended June 30, 2009 increased by approximately $12,000 or .3%.  The increase was due primarily to annual employee wage increases of approximately 3% offset by staffing adjustments to compensate for fluctuations in facility occupancy.

Other operating expenses increased approximately $37,000 or 1.8% due primarily to increased occupancy at our skilled nursing facilities resulting in increased supplies and services usage required to provide care for the additional residents.

Depreciation and amortization expense increased by approximately $20,000 or 9.5% primarily as a result of the acquisition of the Lincoln Lodge.

Income from Operations

Income from operations for the three months ended June 30, 2009 was approximately $527,000.  When compared to the three months ended June 30, 2008 loss from operations of approximately $393, this represents an increase of approximately $527,000 primarily as a result of increasing revenue and controlling expenses as described above.

Other Income and Expense

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008, interest income decreased approximately $4,000 as a result of less interest earned on bank accounts.  Interest expense for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, decreased $94,000 or 23.8%.  During June, 2008, we expensed the balance of the unamortized financing costs of $106,000 associated with our 2002 financing of Community’s Hearth which was a result of refinancing the related debt.  This resulted in higher interest expense for the three months ended June 30, 2008.

Other expense for the three months ended June 30, 2009 was approximately $54,000.  This is a result of approximately $58,000 in expenses associated with due diligence activity for a potential acquisition.  The expenses have been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations”.  These expenses were somewhat offset by rental income of $4,200 for commercial space at the Lincoln Lodge.

Summary

Income before income taxes for the three months ended June 30, 2009 was approximately $175,000 compared to a net income of approximately $12,000 for the three months ended June 30, 2008, an increase of approximately $163,000 primarily as a result of increased revenue and controlled expenses.  Net income for the three months ended June 30, 2008, was primarily the result of the gain we recognized upon our acquisition of the New Lincoln Lodge of approximately $414,000.

Income tax expense of approximately $10,600 for three months ended June 30, 2009, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net income for the three months ended June 30, 2009, was approximately $147,000 compared to a net income for the three months ended June 30, 2008, of approximately $23,000, an improvement of $124,000 or 539.1%.

Consolidated Results of Operations

Six months ended June 30, 2009 and June 30, 2008

Revenue

	June 30, 2009	June 30, 2008	Increase	% Change
Patient care revenue	$12,079,581	$11,142,175	$937,406	8.4%
Management, consulting and development fee revenue	918,435	866,903	51,532	5.9%
	$12,998,016	$12,009,078	$988,938	8.2%

For the period ended June 30, 2009, patient care revenue increased approximately $937,000 or 8.4%.  Average occupancy in our skilled nursing centers increased by .7% but was somewhat offset by a small decrease in the number of residents covered by Medicare resulting in a net increase in skilled nursing facility revenue of approximately $493,000.  Occupancy in our assisted living centers increased 2.4% with approximately $260,000 of additional revenue.  Charges for private paying residents at our assisted living and skilled nursing facilities increased approximately 5% beginning January 1, 2009 which further enhanced our revenue growth.  Home health revenue increased approximately $184,000 as a result of services provided to assisted living residents as well as an increase in the number of patients covered by Medicare.  Management, consulting and development fee revenue increased approximately $52,000 or 5.9% as a result of higher management fees on our managed only properties offset by the loss of two third party management agreements and their related management fee revenue.

Operating Expenses

	June 30, 2009	June 30, 2008	Increase	% Change
Payroll and related payroll costs	$ 7,447,457	$ 7,284,874	$162,583	2.2%
Other operating expenses	4,168,087	4,136,385	31,702	0.8%
Depreciation and amortization	451,186	433,018	18,168	4.2%
	$12,066,730	$11,854,277	$212,453	1.8%

Operating expenses for the six months ended June 30, 2009 increased by approximately $213,000 or 1.8%.  Payroll and related payroll costs increased by approximately $163,000 or 2.2%.  The increase due primarily to annual employee wage increases of approximately 3% offset by staffing adjustments to compensate for fluctuations in facility occupancy.

Other operating expenses increased approximately $32,000 or .8% due primarily to increased occupancy at our skilled nursing facilities resulting in increased supplies and services usage required to provide care for the additional residents.

Depreciation and amortization expense increased by approximately $18,000 or 4.2% primarily as a result of the acquisition of the Lincoln Lodge.

Income from Operations

Income from operations for the six months ended June 30, 2009 was approximately $931,000.  When compared to the six months ended June 30, 2008 income from operations of approximately $155,000, this represents an increase of approximately $776,000 primarily as a result of increasing revenue and controlling expenses as described above.

Other Income and Expense

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008, interest income decreased approximately $12,000 as a result of less interest earned on bank accounts.  Interest expense for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, decreased approximately $26,000 or 4.2%.  During June, 2008, we expensed the balance of the unamortized financing costs of $106,000 associated with our 2002 financing of Community’s Hearth which was a result of refinancing the related debt.  This resulted in higher interest expense for the six months ended June 30, 2008.

Other expense for the six months ended June 30, 2009 was approximately $49,000.  This is a result of approximately $58,000 in expenses associated with due diligence activity for a potential acquisition.  The expenses have been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations”.  These expenses were somewhat offset by rental income of $8,400 for commercial space at the Lincoln Lodge.

Summary

Income before income taxes for the six months ended June 30, 2009 was approximately $289,000 compared to a net loss of approximately $65,000 for the six months ended June 30, 2008, an increase of approximately $354,000 primarily as a result of increased revenue and controlled expenses.  The net loss for the six months ended June 30, 2008, included the gain we recognized upon our acquisition of the New Lincoln Lodge of approximately $414,000.

Income tax expense of approximately $21,000 for six months ended June 30, 2009, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net income for the six months ended June 30, 2009, was approximately $243,000 compared to a net loss for the six months ended June 30, 2008, of approximately $116,000, an increase of $359,000 or 309.5%.

Liquidity and Capital Resources

Overview

We had net working capital as of June 30, 2009 of approximately $275,000 as compared to negative net working capital of approximately $540,000 for the year ended December 31, 2008, an improvement of approximately $815,000 or 150.9%.  This improvement is a result of net income enhanced by cash provided by operating activities.  We have reduced accounts payable by approximately $134,000 and accrued expenses by approximately $232,000 and at the same time increased cash by nearly $542,000.

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

We plan to improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, add additional management contracts and expand our home health operations and 3) engaged financial advisors to assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources to fund the Company’s strategic business plan.

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

On July 24, 2008, we completed refinancing our Assured Health Care loan in the original amount of approximately $820,000.  This refinancing reduced $760,000 of our note payable to a stockholder leaving a balance of $60,000.  Payments began at $8,000 per month until our loan from the previous owner of Assured Health Care was completely repaid in January, 2009, at which time the payments increased to $17,000 per month.  Interest on the loan accrues at the Lender’s Prime Commercial Rate plus 1.5% or 6.5% at the time of the loan closing.  The loan matures in 2013.

On July 29, 2008, we completed refinancing our Hearth & Care of Greenfield skilled nursing facility.  This refinancing replaced our existing note payable in the amount of $1,412,000 and returned over $800,000 to the Company for cash utilized to complete the room additions and renovations of the property.  Our new financing is a HUD insured loan at a fixed interest rate of 6.5% with a 30 year amortization.

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

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities, financing activities and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can take up to several months.  On average, accounts receivable were outstanding nearly 30 days before collection as of June 30, 2009 and nearly 34 days as of December 31, 2008 which has helped improve cash flow.  The status of accounts receivable collections is monitored very closely by our senior management.

Six months ended June 30, 2009

Net cash provided by operating activities for the six months ended June 30, 2009 was approximately $982,000 consisting primarily of decreases in accounts receivable as a result of improved collections, an increase in accounts payable offset by increased other liabilities; all primarily the result of routine operating activity.

Net cash used in investing activities for the three months ended June 30, 2009 was approximately $152,000.  This is primarily the result of purchases of additional equipment and an increase in restricted cash due to routine payment into HUD required escrow accounts.

Net cash used in financing activities was approximately $287,000 for the six months ended June 30, 2009, primarily as a result of routine principal payments on existing loans.

Six months ended June 30, 2008

Net cash provided by operating activities for the six months ended June 30, 2008 was approximately $58,000 consisting primarily of decreases in accounts receivable and prepaid expenses offset by reductions in accounts payable and accrued expenses and other liabilities.

Net cash provided by investing activities for the six months ended June 30, 2008 was approximately $53,000.  This is a result of purchases of additional equipment offset by a decrease in restricted cash as a result of cash released by our bank.  In June 2008, as a result of refinancing the Community’s Hearth & Home note, Huntington National Bank released the balance of restricted cash held as security collateral for a letter of credit.

Net cash provided by financing activities was approximately $16,000 for the six months ended June 30, 2008 as a result of routine repayments on notes payable offset by prepaid financing and amortization of bond issuance costs as a result of the new loan for Community’s Hearth & Home.

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

Item 6.  Exhibits and Reports on Form 8-K

a.

The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Press release dated August 13, 2009

b.

The Company filed the following Reports on Form 8-K during the three months ended June 30, 2009:

Date	Description
April 2, 2009	Financial Statements and Exhibits, Departure of Directors or Officers.
May 18, 2009	Financial Statements and Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  August 13, 2009

/s/ Gary L. Wade

Chief Executive Officer

Date:  August 13, 2009

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

Date: August 13, 2009	By	/s/Gary L. Wade
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

Date: August 13, 2009	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: August 13, 2009	By:	/s/ Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: August 13, 2009	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer

Exhibit 99.1

For Immediate Release

AdCare Health Systems, Inc. Continues To Be Profitable;

Reports 2009 Second Quarter Earning Results

SPRINGFIELD, Ohio, August 13, 2009 /PRNewswire-FirstCall/ AdCare Health Systems, Inc. (NYSE AMEX: ADK), an Ohio based long term care, home care and management company, today reported financial results for its second quarter of 2009.

Revenues for the quarter ended June 30, 2009 were $6,613,127 as compared to $6,016,536 for the same quarter in 2008, an increase of $596,591. The increase was mostly due to improved occupancy in our skilled nursing centers and enhanced revenues in our home health care division.  Management will continue to focus on expanding the revenue base at its home health care operations.

The net income for the quarter ended June 30, 2009 was $147,101 as compared to$22,963 for the second quarter ended June 30, 2008, an improvement of $124,138.  The improvement in net income would have been significantly higher without the $413,593 gain on the acquisition of the Lincoln Lodge in the second quarter of last year.  Basic and diluted net income per share for the quarter ended June 30, 2009 was $0.04 as compared to a basic and diluted net income per share of $0.01 for the same quarter ended June 30, 2008.

Revenues for the six-months ended June 30, 2009 were $12,998,016 as compared to $12,009,078 for the same period in 2008, an increase of $988,938.  Net income for the six-months ended June 30, 2009 was $242,915 as compared to a loss of $116,507 for the same period in 2007, an improvement of $359,422. Again, the increase was due mostly to improved occupancy in our skilled nursing centers and assisted living facilities as well as improved revenues in our home health care division.  Basic and diluted net income per share for the six-months ended June 30, 2009 was $0.07 as compared to a basic and diluted net loss per share of ($0.02) for the same six-months period ended June 30, 2008.

David A. Tenwick, Chairman of AdCare, stated that “I am extremely encouraged that the Company is moving in the right direction and profitability continues to improve despite the  challenging economic environment.”  He continued, “The Company has made great strides in improving its financial performance. I am especially pleased with the improvement in income from Operations for the first six months of 2009, increasing to $931,286 from $154,801 for the same period last year.  In addition, we continued to improve our working capital position by $815,324,since the end of last year with current assets now $275,302 more than current liabilities.”  He added that “AdCare is still seeking attractive acquisitions and business opportunities in the health care field that  have the potential to expand our operations.”

About AdCare Health Systems, Inc.

AdCare Health Systems, Inc. (Amex: ADK) develops, owns and manages assisted living facilities, nursing homes and retirement communities and provides home health care services.  Prior to becoming a publicly traded company in November of 2006, AdCare operated as a private company for 18 years.  AdCare’s 900 employees provide high-quality care for patients and residents residing in the 14 facilities that they manage, six of which are assisted living facilities, six skilled nursing centers and two independent senior living communities.  The Company has ownership interests in eight of those facilities.  In the ever expanding marketplace of long term care, AdCare’s mission is to provide quality healthcare services to the elderly.

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

Contact:

April Spittle

Manager of Corporate Communications

1-703-893-0021 ext. 108

aspittle@galencc.com

www.adcarehealth.com

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets:
Cash	$ 1,808,604	$ 1,266,315
Accounts receivable:
Long-term care resident receivables, net	1,965,901	2,008,847
Management, consulting and development receivables, net	167,900	258,811
Advances and receivables from affiliates	16,407	17,635
Prepaid expenses and other	537,277	478,534
Total current assets	4,496,089	4,030,142

Restricted cash	1,176,960	1,155,596
Property and equipment, net	16,462,360	16,772,660
License, net	1,189,307	1,189,307
Goodwill	2,679,482	2,679,482
Other assets	906,269	1,012,340
Total assets	$ 26,910,467	$ 26,839,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 729,157	$ 713,323
Current portion of notes payable to stockholder	9,432	9,432
Accounts payable	875,325	1,009,002
Accrued expenses	2,606,873	2,838,407
Total current liabilities	4,220,787	4,570,164

Notes payable and other debt, net of current portion	16,645,776	16,974,788
Notes payable to stockholder, net of current portion	30,623	34,626
Other liabilities	695,229	299,314
Income tax payable	191,291	170,007
Total liabilities	21,783,705	22,048,899

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 shares issued and outstanding	14,835,191	14,766,967
Accumulated deficit	(10,002,617)	(10,245,532)
Total stockholders' equity	4,832,574	4,521,435
Noncontrolling interest in subsidiaries	294,188	269,193
Total equity	5,126,762	4,790,628
Total liabilities and stockholders' equity	$ 26,910,467	$ 26,839,527

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Patient care revenues	$ 6,162,746	$ 5,574,114	$12,079,581	$11,142,175
Management, consulting and development fee revenue	450,381	442,422	918,435	866,903
Total revenue	6,613,127	6,016,536	12,998,016	12,009,078

Expenses:
Payroll and related payroll costs	3,709,728	3,697,477	7,447,457	7,284,874
Other operating expenses	2,150,161	2,113,128	4,168,087	4,136,385
Depreciation and amortization	225,878	206,324	451,186	433,018
Total expenses	6,085,767	6,016,929	12,066,730	11,854,277

Income (Loss) from Operations	527,360	(393)	931,286	154,801
Other Income (Expense):
Interest income	1,098	5,096	2,406	14,228
Interest expense, others	(299,804)	(393,358)	(593,947)	(619,710)
Interest expense, related parties	(510)	(13,574)	(1,228)	(28,446)
Other expense	(53,524)	-	(49,324)	-
	(352,740)	(401,836)	(642,092)	(633,928)

Gain on Acquisition	-	413,593	-	413,593

Income (Loss) Before Income Taxes	174,620	11,364	289,194	(65,534)
Income Tax Expense	(10,642)	(10,642)	(21,284)	(21,284)
Net Income (Loss)	163,978	722	267,910	(86,818)
Net Income (Loss) Attributable to Noncontrolling Interests	(16,877)	22,241	(24,995)	(29,689)
Net Income (Loss) Attributable to AdCare Health Systems	$ 147,101	$ 22,963	$ 242,915	$ (116,507)

Net Income (Loss) Per Share, Basic:	$ 0.04	$ 0.01	$ 0.07	$ (0.02)
Net Income (Loss) Per Share, Diluted:	$ 0.04	$ 0.01	$ 0.07	$ (0.02)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129	3,786,129	3,786,129
Diluted	3,890,681	3,786,129	3,890,681	3,786,129

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Common Stock
		Accumulated	and Additional	Noncontrolling
	Total	Deficit	Paid-in Capital	Interest

Balance, December 31, 2008:	$4,790,628	$(10,245,532)	$14,766,967	$269,193

Warrants issued in connection with consulting
agreement	15,908	-	15,908	-
Stock option compensation expense	22,316	-	22,316	-
Stock issuance	30,000	-	30,000	-
Net income	242,915	242,915	-	-
Net income attributable to noncontrolling interest	24,995	-	-	24,995
Balance, June 30, 2009	$5,126,762	$(10,002,617)	$14,835,191	$294,188

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six-Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) inclusive of noncontrolling interest	$ 267,910	$ (86,818)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	451,186	433,018
Warrants issued for services	37,276	55,105
Stock option compensation expense	22,316	19,151
Note receivable forgiveness exchanged for rent	-	9,000
Gain on acquisition	-	(413,593)
Changes in certain assets and liabilities:
Accounts receivable	135,085	78,627
Prepaid expenses and other	(90,258)	153,084
Other assets	106,071	780
Accounts payable and accrued expenses	(365,211)	(114,350)
Income tax liability	21,284	21,284
Other liabilities	395,915	(97,485)
Net cash provided by operating activities	981,574	57,803

Cash flows from investing activities:
Proceeds from the sale of assets, net of associated costs	892	2,500
(Increase) decrease in restricted cash	(21,364)	276,693
Purchase of property plant and equipment	(131,630)	(226,160)
Net cash (used in) provided by investing activities	(152,102)	53,033

Cash flows from financing activities:
Amortization of bond issuance costs	-	144,475
Stock issuance	30,000	-
Repayment of notes payable to stockholder	(4,004)	-
Prepaid financing costs	-	111,984
Repayment of notes payable	(313,179)	(240,588)
Net cash (used in) provided by financing activities	(287,183)	15,871

Net Increase in Cash	542,289	126,707
Cash, Beginning	1,266,315	926,625
Cash, Ending	$ 1,808,604	$ 1,053,332

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 292,528	$ 265,760
Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ -	$ 9,000
Acquisition of assets in exchange for note forgiveness	$ -	$ 2,808,736

See notes to consolidated financial statements.