Form 10-K/A
ADCARE HEALTH SYSTEMS INC
filed 2009-08-21
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends AdCare Health Systems, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing revised Reports of Independent Registered Public Accounting Firm, which include the conformed signatures of the Company’s independent registered public accounting firms. The conformed signatures were not included in the Original Filing.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 31, 2009.

While the remainder of the Original Filing is unchanged, this Amendment No. 1 is an amendment and restatement of the Original Filing in its entirety in order to provide a complete presentation.

AdCare Health Systems, Inc.

Form 10-K/A

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

/s/Battelle & Battelle, LLP

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

/s/Rachlin, LLP

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

August 21, 2009

August 21, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Tenwick	Director, Chairman	August 21, 2009
David A. Tenwick

/s/ Gary L. Wade	Director, President and Chief Executive Officer	August 21, 2009
Gary L. Wade

/s/ Scott Cunningham	Chief Financial Officer	August 21, 2009
Scott Cunningham

/s/ Jeffrey L. Levine	Director	August 21, 2009
Jeffrey L. Levine

/s/ Philip S. Radcliffe	Director	August 21, 2009
Philip S. Radcliffe

/s/ Laurence E. Sturtz	Director	August 21, 2009
Laurence E. Sturtz

/s/ Peter J. Hackett	Director	August 21, 2009
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

/s/RACHLIN, LLP

Miami, Florida

March 31, 2009

Exhibit 31.1

CERTIFICATIONS

I, Gary L. Wade certify, that:

1.

I have reviewed this Amendment No. 1 to annual report on Form 10-K/A of AdCare Health Systems, Inc.;

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

Date: August 21, 2009	By	/s/Gary L. Wade
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Scott Cunningham, certify, that:

1.

I have reviewed this Amendment No. 1 to annual report on Form 10-K/A of AdCare Health Systems, Inc.;

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

Date: August 21, 2009	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-K/A for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: August 21, 2009	By:	/s/ Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-K/A for the period ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: August 21, 2009	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer