Form 10-Q
period 2009-11-16
ADCARE HEALTH SYSTEMS INC
filed 2009-11-16
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☑

The number of shares of the registrant’s common stock outstanding as of November 16, 2009:  3,786,129.

AdCare Health Systems, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets:
Cash	$ 2,031,370	$ 1,266,315
Accounts receivable:
Long-term care resident receivables, net	2,019,183	2,008,847
Management, consulting and development receivables, net	114,433	258,811
Advances and receivables from affiliates	37,638	17,635
Prepaid expenses and other	434,965	478,534
Total current assets	4,637,589	4,030,142

Restricted cash	1,107,646	1,155,596
Property and equipment, net	16,447,215	16,772,660
License, net	1,189,307	1,189,307
Goodwill	2,679,482	2,679,482
Other assets	916,687	1,012,340
Total assets	$ 26,977,926	$ 26,839,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 663,078	$ 713,323
Current portion of notes payable to stockholder	9,432	9,432
Accounts payable	722,606	1,009,002
Accrued expenses	2,863,475	2,838,407
Total current liabilities	4,258,591	4,570,164

Notes payable and other debt, net of current portion	16,498,924	16,974,788
Notes payable to stockholder, net of current portion	28,748	34,626
Other liabilities	570,690	299,314
Income tax payable	201,932	170,007
Total liabilities	21,558,885	22,048,899

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 shares issued and outstanding	14,933,652	14,766,967
Accumulated deficit	(9,802,600)	(10,245,532)
Total stockholders' equity	5,131,052	4,521,435
Noncontrolling interest in subsidiaries	287,989	269,193
Total equity	5,419,041	4,790,628
Total liabilities and stockholders' equity	$ 26,977,926	$ 26,839,527

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Patient care revenues	$ 6,434,186	$ 5,731,938	$18,513,767	$16,874,113
Management, consulting and development fee revenue	475,313	453,822	1,393,748	1,320,725
Total revenue	6,909,499	6,185,760	19,907,515	18,194,838

Expenses:
Payroll and related payroll costs	3,929,280	4,162,908	11,376,737	11,447,782
Other operating expenses	2,250,032	2,086,919	6,418,118	6,223,303
Depreciation and amortization	231,773	222,500	682,959	655,519
Total expenses	6,411,085	6,472,327	18,477,814	18,326,604

Income (Loss) from Operations	498,414	(286,567)	1,429,701	(131,766)
Other Income (Expense):
Interest income	520	6,381	2,926	20,609
Interest expense, others	(292,364)	(352,931)	(886,311)	(972,641)
Interest expense, related parties	(489)	(14,598)	(1,717)	(43,044)
Other expense	(1,622)	-	(50,946)	-
	(293,955)	(361,148)	(936,048)	(995,076)

Gain on Acquisition	-	-	-	413,954

Income (Loss) Before Income Taxes	204,459	(647,715)	493,653	(712,888)
Income Tax Expense	(10,641)	(10,641)	(31,925)	(31,925)
Net Income (Loss)	193,818	(658,356)	461,728	(744,813)
Net (Income) Loss Attributable to Noncontrolling Interests	6,199	(6,093)	(18,796)	(35,782)
Net Income (Loss) Attributable to AdCare Health Systems	$ 200,017	$ (664,449)	$ 442,932	$ (780,595)

Net Income (Loss) Per Share, Basic:	$ 0.05	$ (0.18)	$ 0.12	$ (0.21)
Net Income (Loss) Per Share, Diluted:	$ 0.05	$ (0.18)	$ 0.12	$ (0.21)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129	3,786,129	3,786,129
Diluted	3,998,789	3,786,129	3,998,789	3,786,129

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Common Stock
		Accumulated	and Additional	Noncontrolling
	Total	Deficit	Paid-in Capital	Interest

Balance, December 31, 2008:	$4,790,628	$(10,245,532)	$14,766,967	$269,193

Warrants issued in connection with consulting
agreement	15,909	-	15,909	-
Stock option compensation expense	120,776	-	120,776	-
Stock issuance	30,000	-	30,000	-
Net income	442,932	442,932	-	-
Net income attributable to noncontrolling interest	18,796	-	-	18,796
Balance, September 30, 2009	$5,419,041	$(9,802,600)	$14,933,652	$287,989

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine-Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) inclusive of noncontrolling interest	$ 461,728	$ (744,813)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	682,959	655,519
Warrants issued for services	40,486	75,462
Stock option compensation expense	120,776	243,948
Note receivable forgiveness exchanged for rent	-	9,000
Gain on acquisition	-	(413,954)
Changes in certain assets and liabilities:
Accounts receivable	114,039	321,298
Prepaid expenses and other	3,830	(24,680)
Other assets	95,653	(121,132)
Accounts payable and accrued expenses	(261,328)	208,151
Income tax liability	31,925	31,925
Other liabilities	271,377	(88,317)
Net cash provided by operating activities	1,561,445	152,407

Cash flows from investing activities:
Distribution to noncontrolling interest	-	(50,000)
Proceeds from the sale of assets, net of associated costs	892	2,500
Increase in restricted cash	47,950	77,639
Restricted cash received upon acquisition of assets	-	19,813
Assets transferred to noncontrolling interest upon acquisition	-	(6,651)
Purchase of property plant and equipment	(343,245)	(286,689)
Net cash used in investing activities	(294,403)	(243,388)

Cash flows from financing activities:
Proceeds from notes payable	-	2,287,127
Stock issuance	30,000	-
Repayment of notes payable to stockholder	(5,878)	(760,000)
Prepaid financing costs	-	159,130
Repayment of notes payable	(526,109)	(560,587)
Net cash (used in) provided by financing activities	(501,987)	1,125,670

Net Increase in Cash	765,055	1,034,689
Cash, Beginning	1,266,315	926,625
Cash, Ending	$ 2,031,370	$ 1,961,314

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 876,987	$ 855,030
Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ -	$ 9,000
Acquisition of assets in exchange for note forgiveness	$ -	$ 2,740,584

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited

Consolidated Financial Statements

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in AdCare Health Systems, Inc.’s annual report on Form 10-K/A, as amended on August 21, 2009.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168"), which replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification ("ASC") has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for annual or interim periods ending after September 15, 2009. SFAS No. 168 is not intended to change or alter existing GAAP and did not impact the Company's financial condition, results of operations or cash flows. The Company adopted SFAS No. 168 and has included the new codification references in the Company's consolidated financial statements for the third quarter of 2009.

Principles of Consolidation

     The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare and its controlled subsidiaries.  All inter-company accounts and transactions were eliminated in the consolidation.

Arrangements with other business enterprises are evaluated, and those in which AdCare is determined to have controlling financial interest are consolidated.  ASC Topic 810, “Consolidation” addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply.  This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests.  It concludes that, in absences of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.

AdCare has evaluated its relationship with Community’s Hearth & Home and Hearth & Home of Urbana and has determined that these entities are variable interest entities and that AdCare holds variable interests in these entities.  Furthermore, the Company determined that it is the primary beneficiary of these variable interests and that the entities are required to be consolidated in accordance with ASC Topic 810, “Consolidation”.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation (continued)

The Company considered many factors in connection with the evaluation of the application of the criteria in determining if it is appropriate to consolidate the entities.  All the entities were organized by AdCare for the purpose of developing, owning and operating a long-term care facility, which would be managed by AdCare.  With one exception, all the entities are controlled by stockholders of AdCare.  AdCare was instrumental in securing and has guaranteed the financing used to develop the property and operate the business.  AdCare manages all aspects of the operations.  These entities are thinly capitalized and highly leveraged.  The Company considered all these factors and evaluated the Company’s exposure to economic risks and potential rewards for all entities in which it had a potential variable interest.

Presented below are the carrying amount and classification of the assets and liabilities of our variable interest entities for the nine months ended September 30, 2009 and for the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
Current assets	$ 694,729	$ 715,645
Property and equipment, net	3,819,815	3,859,247
Other assets	216,169	221,047
Total assets	$4,730,713	$4,795,939

Current liabilities	$ 273,012	$ 347,828
Notes payable, net of current portion	3,939,110	3,970,132
Total liabilities	$4,212,122	$4,317,960
Owner’s equity	518,591	477,979
Total liabilities and equity	$4,730,713	$4,795,939

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

Earnings per Share

ASC Topic 260, “Earnings Per Share” requires the presentation of basic and diluted earnings per share.  Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.  The total number of shares that could potentially dilute earnings per share was 3,362,564 and 3,070,841 for the nine months ended September 30, 2009 and 2008 respectively.  Of these 599,623 shares were in the money as of September 30, 2009 and were used to calculate diluted earnings per share.  No additional shares were included in 2009 as their inclusion would have had an anti-dilutive effect.

Licenses

The Company has capitalized the cost of acquiring operating licenses in connection with the acquisitions of its two skilled nursing facilities The Pavilion and Hearth & Care of Greenfield.  In accordance with ASC Topic 350, “Intangibles – Goodwill and Other”, the licenses are tested for impairment annually.

Goodwill

The Company has capitalized the cost of goodwill acquired in the acquisition of Assured Health Care in January 2005.  In accordance with ASC Topic 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment annually.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes included in the accompanying consolidated statements of income was computed by applying statutory rates to income before income taxes. Income taxes are allocated to each company based on earnings of each company.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax basis of assets and liabilities of each period-end based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the taxes currently payable and the net change during the period in

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

deferred tax assets and liabilities.  The Company’s income tax expense differs from the expected tax expense due to changes in the valuation allowance recorded against its deferred taxes.

Recently Adopted or Issued Accounting Pronouncements

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (ASC) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification, which became available July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for our quarterly reporting period ended September 30, 2009 and did not have a material effect on our consolidated results of operations, financial position, or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 810, “Consolidation”, which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASC Topic 810 is effective for interim and annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption on our consolidated financial statements.

Effective January 1, 2009, we adopted ASC Topic 805, “Business Combinations”.  These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  This standard requires companies to recognize, with certain exceptions, all assets acquired and liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest at their acquisition-date fair value; recognize contingent consideration at the acquisition-date fair value, with subsequent changes in fair value recorded in earnings;  recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development acquired at fair value; expense as incurred, acquisition-related transaction costs; generally expense acquisition-related restructuring costs;  and recognize changes in existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense.

We have not entered into any business combination transactions during 2009; and therefore, the effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

ASC Topic 810, “Consolidation” establishes new accounting and disclosure reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new standard requires that a noncontrolling interest in a consolidated subsidiary be recorded as a separate component of equity.   Gains or losses are not recognized on sales; they are recorded as increases or decreases in paid-in-capital, unless there is a loss of control.  The adoption of this standard does not have a material effect on our consolidated results of operations, financial position, or cash flows.

The Company has adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The topic provides guidance on various methods used to measure fair value including market, income and cost approaches.  These approaches require the Company to utilize certain assumptions about risk.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the inputs used in the valuation techniques, the Company is required to classify the inputs under a fair value hierarchy that ranks the inputs based on their quality and reliability.  Financial instruments carried at fair value will be classified and disclosed in one of the following three categories:

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted or Issued Accounting Pronouncements (continued)

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The estimated fair values of the Company’s short-term financial instruments, including cash and cash equivalents, receivables and payables arising in the ordinary course of business, and current portions of debt, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization.  The Company does not have any other financial instruments measured at fair value on a recurring basis that require further disclosure.  On January 1, 2009, we adopted the remaining provisions of ASC 820 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820 did not materially impact our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”.  The objective of this standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this standard, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s financial statements or condition.

Effective for the quarterly period ended June 30, 2009; we adopted ASC Topic 825, “Financial Instruments”. The topic requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual financial statements.  The adoption of this standard does not have a material effect on our consolidated results of operations, financial position, or cash flows.

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

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company had a net income (loss) of approximately $443,000 and $(781,000) for the nine months ended September 30, 2009 and 2008, respectively, and has working capital of approximately $379,000 at September 30, 2009.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

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

NOTE 3.

SEGMENTS

For the nine months ended September 30, 2009 and 2008, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000’s)
	Manage-
	ment and	Home
	Facility	Based	Total	Cor-
	Based Care	Care	Segments	porate	Total
Three-months ended September 30, 2009:
Net Revenue	6,577	802	7,379	(470)	6,909
Net Income	101	99	200	-	200
Total Assets	24,383	2,595	26,978	-	26,978
Capital Spending	212	-	212	-	212

Three-months ended September 30, 2008:
Net Revenue	6,013	631	6,644	(458)	6,186
Net (Loss) Income	(669)	5	(664)	-	(664)
Total Assets	24,997	2,361	27,358	-	27,358
Capital Spending	61	-	61	-	61

Nine-months ended September 30, 2009:
Net Revenue	19,046	2,260	21,306	(1,398)	19,908
Net Income	195	248	443	-	443
Total Assets	24,383	2,595	26,978	-	26,978
Capital Spending	343	-	343	-	343

Nine-months ended September 30, 2008:
Net Revenue	17,640	1,905	19,545	(1,350)	18,195
Net (Loss) Income	(851)	70	(781)	-	(781)
Total Assets	24,997	2,361	27,358	-	27,358
Capital Spending	287	-	287	-	287

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

In August 2004, the Company granted 114,200 options with a weighted-average fair value estimated at $0.36 per share.  The options have a term of 5 years and the exercise price per share was equal to the fair market value on the grant date.  The stock options vested 40% on the date of grant and 20% for each of the three years from the date of grant.  The options begin to expire in August 2009 and continue through August 2012.

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

In August 2008, the Company authorized 1,092,305 options.  As of September 30, 2009, 437,985 options were vested with a weighted-average fair value estimated at $1.35 per share.  The remaining options will be granted once all terms including the share price are known. The options have a term of 10 years and the options were at an exercise price per share less than the fair market value on the grant date.  Half of the stock options granted vest on January 1, 2009 with the remainder on January 1, 2010.  The options are exercisable until the term expires in August 2018.

In September 2009, the Company issued 300,000 options.  The options vest at the rate of 100,000 per year beginning in September 2009 and continuing through 2011 with a strike price of $3, $4, and $5 respectively.  All warrants expire November 1, 2017.

The weighted-average of significant assumptions used to estimate the fair value of options granted using the Black Scholes option-pricing model is as follows:

2009
Dividend Yield	0.0%
Expected Volatility	37.0%
Risk-Free Interest Rate	3.36%
Expected Term	5.3 years

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

NOTE 4.  STOCK BASED COMPENSATION (continued)

A summary of the status of the Company’s employee stock options as of September 30, 2009 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life
Outstanding at January 1, 2009	715,920	$1.77
Options granted	-	-
Options exercised	-	-
Options forfeited	(60,720)	-
Outstanding at Sept. 30, 2009	655,200	$1.74	6.6 years
Exercisable at Sept. 30, 2009	591,600	$1.77	6.6 years

The weighted-average remaining contractual term of stock options outstanding and stock options exercisable at September 30, 2009 was approximately 6.6 years.  The options outstanding and stock options exercisable had no aggregate intrinsic value at September 30, 2009.  Compensation expense was approximately $121,000.

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

NOTE 5.

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	Septmeber 30, 2009	December 31, 2008
Buildings and improvements	5 to 40	$15,905,405	$15,729,206
Equipment	2-10	2,954,645	2,776,999
Land	-	2,924,727	2,922,712
Furniture and fixtures	2-5	667,814	642,195
Construction in process	-	99,207	143,863
		22,551,798	22,214,975
Less: accumulated depreciation		6,104,583	5,442,315
		$16,447,215	$16,772,660

For the period ended September 30, 2009 and 2008 depreciation expense was approximately $683,000 and $656,000, respectively.

NOTE 6.

CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  As of September 30, 2009, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

NOTE 7.  DEBT

On June 26, 2008, financing was obtained to replace the bonds in place at Community’s Hearth & Home.  The new financing is through HUD with the following terms:  principal amount of $4,006,500, interest rate of 6.65%, and a repayment term of 35 years.  The note has various restrictions imposed by HUD.

On July 24, 2008 an existing loan for Assured Home Health was refinanced with Huntington National Bank with the following terms:  principal amount $760,000, interest rate of prime plus 1.5% (currently 6.5%), and a repayment term of 5 years.  The note is secured with receivables from Assured Home Health.

On July 29, 2008, financing was obtained to replace the construction loan in place at Hearth & Care at Greenfield.  The new financing is through HUD with the following terms:  principal amount of $2,524,800, interest rate of 6.5%, and a repayment term of 30 years.  The note has various restrictions imposed by HUD.

On October 17, 2008, financing was obtained to replace the existing loan in place for the corporate office.  The new financing is through Huntington National Bank with the following terms:  principal amount of $300,000, variable interest rate of 7.36%, and a repayment term of 8 years.  The note is collateralized by real estate.

The Company has accounted for these refinance transactions in accordance with ASC Topic 470, “Debt”.  The transactions did not result in the recognition of a material gain or loss as a result of debt extinguishment.

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

NOTE 9.  SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”, which is effective for interim or annual financial periods ending after June 15, 2009. Subsequent events are events or transactions that occur after the balance sheet date, but before financial statements are issued. In conformity with these disclosure requirements, the Company evaluated subsequent events through November 16, 2009, which was the issue date of the Company’s financial statements for the period ended September 30, 2009.  The adoption of this standard did not have a material effect on our results of operations, financial position or cash flows.

On October 19, 2009, AdCare Health Systems, Inc, (the “Company”) entered a Placement Agent Agreement with an investment banker to sell securities in a private placement.  The minimum offering will be $500,000 and the maximum offering will be $2,800,000 (including the over allotment option).  The offering will consist of Units with each Unit containing one share of the Company’s common stock and one five year warrant to purchase an additional share of common stock.  The offering is expected to close in 2009 and will not be registered under the Securities Act of 1933 and will only be sold in the United States pursuant to applicable exemptions from registration.  This private placement will be on a best efforts basis.

On November 10, 2009, financing was obtained to replace the mortgage in place at Hearth & Home of Van Wert.  The new financing is through HUD with the following terms:  principal amount of $2,181,200, interest rate of 5.1%, and a repayment term of 35 years.  This transaction did not result in the recognition of a material gain or loss as a result of debt extinguishment.

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

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio.  We currently manage fourteen facilities, comprised of six skilled nursing centers, seven assisted living residences and one independent living/senior housing facility.  We also provide accounting and other services to senior living facilities, all totaling over 1,400 beds.

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

Management and Facility Based Care Segment

We have implemented changes at our skilled nursing facilities to improve occupancy and revenue and these changes appear to be working as occupancy rates have been increasing.  We own two of our skilled nursing facilities and lease a third.  We have recently completed renovations at all three facilities with additional renovations in process.  We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are typically higher.  For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, the percentage of residents in our skilled nursing facilities covered by Medicare increased 2.8%.  For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, overall occupancy in our skilled nursing centers increased nearly 2.9% and occupancy in our assisted living centers decreased 2.7%.

In July 2009, the Governor of the State of Ohio signed into law the state Biennial Budget 2009-2010.  Certain provisions of this budget contain modifications to Medicaid reimbursement that affect our reimbursement beginning July 1, 2009.  We have implemented operating changes in our skilled nursing facilities to offset the negative impacts of the state budget changes.  However, we are receiving limited positive adjustments in our reimbursement while our costs of providing services continue to rise.  For the three months ended September 30, 2009, Medicaid covered residents of our skilled nursing facilities comprised approximately 64% of our total residents.

The Federal Centers for Medicare and Medicaid Services, or CMS, has recently adopted rules that it estimates will decrease aggregate Medicare payments to skilled nursing facilities by approximately 1.1% in federal fiscal year 2010.  Effective as of October 1, 2008, CMS increased Medicare rates for skilled nursing facilities by approximately 3.5% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services.  CMS has recently adopted rules recalibrating the Medicare prospective payment categories for skilled nursing facilities for federal fiscal year 2010.  The recalibration will result in a decrease of approximately 3.3% in projected skilled nursing facility payments, offset by a proposed increase of approximately 2.2% to account for inflation.  As a result, CMS estimates that aggregate Medicare payments will be reduced by approximately 1.1% in fiscal year 2010, on or after October 1, 2009.  For the three months ended September 30, 2009, Medicare covered residents of our skilled nursing facilities comprised approximately 15% of our total residents.

Home Based Care Segment

Our home health division has reduced and, in most cases, eliminated services to patients where our reimbursement provided very small margins.  This has resulted in a lower number of patient visits and lower revenue but increased profit margins.  The majority of the reduced revenue has been offset by lower payroll and related expenses.  We are utilizing our home health services in our assisted living and independent living properties creating cross selling opportunities thereby further enhancing our revenue.  The percentage of our home health patients covered by Medicare has increased from 13.1% for the nine months ended September 30, 2008, to 29.9% for the nine months ended September 30, 2009.

Consolidated Results of Operations

Three months ended September 30, 2009 and September 30, 2008

Revenue

	September 30, 2009	September 30, 2008	Increase	% Change
Patient care revenue	$6,434,186	$5,731,938	$702,248	12.3%
Management, consulting and development fee revenue	475,313	453,822	21,491	4.7%
	$6,909,499	$6,185,760	$723,739	11.7%

For the periods compared, patient care revenue increased approximately $702,000 or 12.3%.  The average occupancy in our skilled nursing centers increased by 4.9% while the number of residents covered by Medicare and various commercial insurance carriers increased by 2.8% and 1.5% respectively resulting in increased revenue of approximately $526,000.  Occupancy in our assisted living centers decreased by approximately 10% however, revenue increased by approximately $5,000 as a result of higher fees charged to residents that required more intensive care which more than offset our lower occupancy.  We attribute the decrease in occupancy to potential residents choosing lower cost alternatives and delaying their decision to enter assisted living during these difficult economic times.  Charges for private paying residents at our assisted living and skilled nursing facilities increased approximately 5% beginning January 1, 2009 which further enhanced our revenue growth.  Home health revenue increased approximately $171,000 as a result of services provided to assisted living residents as well as an increase in the number of patients covered by Medicare.  Management, consulting and development fee revenue increased approximately $21,000 or 4.7% as a result of higher management fees on properties we manage for third parties.

Operating Expenses

	September 30, 2009	September 30, 2008	(Decrease)/ Increase	% Change
Payroll and related payroll costs	$3,929,280	$4,162,908	$(233,628)	(5.6)%
Other operating expenses	2,250,032	2,086,919	163,113	7.8%
Depreciation and amortization	231,773	222,500	9,273	4.2%
	$6,411,085	$6,472,327	$(61,242)	(0.9)%

Operating expenses for the three months ended September 30, 2009 decreased by approximately $61,000 or .9%.  Payroll and related payroll costs for the three months ended September 30, 2009 decreased by approximately $234,000 or 5.6%.  The decrease is due primarily to unusually high expense for the three months ended September 30, 2008 that included $162,000 in accrued retirement benefits and $223,000 in non cash compensation expense related to warrants issued to members of management.  Partially offsetting these reductions were annual employee wage increases of approximately 3% and non cash compensation expense of approximately $87,000 for warrants granted on September 24, 2009, to our new Chief Acquisitions Officer.

Other operating expenses increased approximately $163,000 or 7.8% due primarily to increased occupancy at our skilled nursing facilities resulting in increased supplies and services usage required to provide care for the additional residents.

Depreciation and amortization expense increased by approximately $9,000 or 4.2% primarily due to routine additions of fixed assets and their related depreciation expense.

Income from Operations

Income from operations for the three months ended September 30, 2009 was approximately $498,000.  When compared to the three months ended September 30, 2008 loss from operations of approximately $287,000, this represents an increase of approximately $785,000 primarily as a result of increasing revenue and controlling expenses as described above.

Other Income and Expense

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, interest income decreased approximately $5,900 as a result of less interest earned on bank accounts.  Interest expense for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, decreased approximately $61,000 or 17.2% because interest expense for the three months ended September 30, 2008 included the recognition of the balance of the unamortized financing costs of $106,000 which was a result of refinancing debt as well as lower interest rates on variable rate loans.

Other expense for the three months ended September 30, 2009 was approximately $1,600.  This is a result of approximately $5,800 in expenses associated with due diligence activity for a potential acquisition.  The expenses have been recognized in accordance with ASC Topic 805, “Business Combinations”.  These expenses were somewhat offset by rental income of $4,200 for commercial space at the Lincoln Lodge.

Summary

Income before income taxes for the three months ended September 30, 2009 was approximately $204,000 compared to a net loss of approximately $648,000 for the three months ended September 30, 2008, an increase of approximately $852,000 primarily as a result of increased revenue and controlled expenses.

Income tax expense of approximately $10,600 for three months ended September 30, 2009, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net income for the three months ended September 30, 2009, was approximately $200,000 compared to a net loss for the three months ended September 30, 2008, of approximately $664,000, an improvement of $864,000.

Consolidated Results of Operations

Nine months ended September 30, 2009 and September 30, 2008

Revenue

	September 30, 2009	September 30, 2008	Increase	% Change
Patient care revenue	$18,513,767	$16,874,113	$1,639,654	9.7%
Management, consulting and development fee revenue	1,393,748	1,320,725	73,023	5.5%
	$19,907,515	$18,194,838	$1,712,677	9.4%

For the period ended September 30, 2009, patient care revenue increased approximately $1,640,000 or 9.7%.  Skilled nursing facility revenue increased approximately $1,019,000 due to an increase in average occupancy in our skilled nursing centers by 4.2% along with a slight increase in the number of residents covered by Medicare of .9%.  Occupancy in our assisted living centers decreased by approximately 2.7% however, revenue increased by approximately $265,000 as a result of higher fees charged to residents that required more intensive care which more than offset our lower occupancy.  We attribute the decrease in occupancy to potential residents choosing lower cost alternatives and delaying their decision to enter assisted living during these difficult economic times.  Charges for private paying residents at our assisted living and skilled nursing facilities increased approximately 5% beginning January 1, 2009 adding to our revenue growth.  Home health revenue increased approximately $355,000 as a result of services provided to assisted living residents as well as an increase in the number of patients covered by Medicare.  Management, consulting and development fee revenue increased approximately $73,000 or 5.5% as a result of higher management fees on properties we manage for third parties.

Operating Expenses

	September 30, 2009	September 30, 2008	(Decrease)/ Increase	% Change
Payroll and related payroll costs	$ 11,376,737	$ 11,447,782	$(71,045)	(0.6)%
Other operating expenses	6,418,118	6,223,303	194,815	3.1%
Depreciation and amortization	682,959	655,519	27,440	4.2%
	$18,477,814	$18,326,604	$151,210	0.8%

Operating expenses for the nine months ended September 30, 2009 increased by approximately $151,000 or .8%.  Payroll and related payroll costs decreased by approximately $71,000 or .6%.  The decrease is due primarily to unusually high expense for the nine months ended September 30, 2008 that included $162,000 in accrued retirement benefits and $223,000 in non cash compensation expense related to warrants issued to members of management.  Partially offsetting these reductions were annual employee wage increases of approximately 3% and non cash compensation expense of approximately $87,000 for warramts granted on September 24, 2009, to our new Chief Acquisitions Officer as well as higher payroll costs at our home health agency and skilled nursing facilities due to more patients receiving those services.

Other operating expenses increased approximately $195,000 or 3.1% due primarily to increased occupancy at our skilled nursing facilities resulting in increased supplies and services usage required to provide care for the additional residents.

Depreciation and amortization expense increased by approximately $27,000 or 4.2% primarily due to routine additions of fixed assets and their related depreciation expense.

Income from Operations

Income from operations for the nine months ended September 30, 2009 was approximately $1,430,000.  When compared to the nine months ended September 30, 2008 loss from operations of approximately $132,000, this represents an increase of approximately $1,562,000 primarily as a result of increasing revenue and controlling expenses as described above.

Other Income and Expense

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, interest income decreased approximately $18,000 as a result of less interest earned on bank accounts.  Interest expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, decreased approximately $86,000 or 8.9% because interest expense for the nine months ended September 30, 2008 included the recognition of the balance of the unamortized financing costs of $106,000 which was a result of refinancing debt as well as lower interest rates on variable rate loans.

Other expense for the nine months ended September 30, 2009 was approximately $51,000.  This is a result of approximately $64,000 in expenses associated with due diligence activity for a potential acquisition.  The expenses have been recognized in accordance with ASC Topic 805, “Business Combinations”.  These expenses were somewhat offset by rental income of approximately $13,000 for commercial space at the Lincoln Lodge.

Summary

Income before income taxes for the nine months ended September 30, 2009 was approximately $494,000 compared to a net loss of approximately $713,000 for the nine months ended September 30, 2008, an increase of approximately $1,207,000 primarily as a result of increased revenue and controlled expenses.  The net loss for the nine months ended September 30, 2008, included the gain we recognized upon our acquisition of the New Lincoln Lodge of approximately $414,000.

Income tax expense of approximately $32,000 for nine months ended September 30, 2009 and 2008 is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net income for the nine months ended September 30, 2009, was approximately $443,000 compared to a net loss for the nine months ended September 30, 2008, of approximately $781,000, an increase of $1,224,000.

Liquidity and Capital Resources

Overview

We had net working capital as of September 30, 2009 of approximately $379,000 as compared to negative net working capital of approximately $540,000 for the year ended December 31, 2008, an improvement of approximately $919,000.  This improvement is a result of net income enhanced by cash provided by operating activities.  We have reduced accounts payable by approximately $286,000 and at the same time increased cash by nearly $765,000.

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

On October 19, 2009, AdCare Health Systems, Inc, (the “Company”) entered a Placement Agent Agreement with an investment banker to sell securities in a private placement.  The minimum offering will be $500,000 and the maximum offering will be $2,800,000 (including the over allotment option).  The offering will consist of Units with each Unit containing one share of the Company’s common stock and one five year warrant to purchase an additional share of common stock.  The offering is expected to close in 2009 and will not be registered under the Securities Act of 1933 and will only be sold in the United States pursuant to applicable exemptions from registration.  This private placement will be on a best efforts basis.  There can be no assurance that we will be successful.

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

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities, financing activities and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can take up to several months.  On average, accounts receivable were outstanding approximately 29 days before collection as of September 30, 2009 and nearly 31 days as of December 31, 2008 which has helped improve cash flow.  The status of accounts receivable collections is monitored very closely by our senior management.

Nine months ended September 30, 2009

Net cash provided by operating activities for the nine months ended September 30, 2009 was approximately $1,561,000 consisting primarily of net income from operations and decreases in accounts receivable as a result of improved collections, an decrease in accounts payable offset by increased other liabilities; all primarily the result of routine operating activity.

Net cash used in investing activities for the nine months ended September 30, 2009 was approximately $294,000.  This is primarily the result of purchases of additional equipment and an increase in restricted cash due to routine payment into HUD required escrow accounts.

Net cash used in financing activities was approximately $502,000 for the nine months ended September 30, 2009, primarily as a result of routine principal payments on existing loans.

Nine months ended September 30, 2008

Net cash provided by operating activities for the nine months ended September 30, 2008 was approximately $152,000 consisting primarily of a net operating loss offset by decreases in accounts receivable as a result of improved collections, an increase in accounts payable offset by increased prepaid expenses; all primarily the result of routine operating activity.  Other Assets decreased approximately $121,000 as a result of the Company’s withdrawal from the non-qualified deferred compensation plan as well as adjustments to the value of the securities held in that plan.

Net cash used in investing activities for the nine months ended September 30, 2008 was approximately $243,000.  This is primarily a result of purchases of additional equipment as well as a $50,000 distribution to the minority owner of Community’s Hearth & Home.

Net cash provided by financing activities was approximately $1,126,000 for the nine months ended September 30, 2008.  Proceeds from notes payable were the result of refinancing debt at our Hearth & Care of Greenfield skilled nursing facility as well as debt at our Assured Health Care home health company.  Proceeds from the Assured Home Health refinancing resulted in a repayment on notes payable to a stockholder of $760,000.  Other offsetting activity was in routine principal payments on new and existing loans.

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

Item 6.  Exhibits and Reports on Form 8-K

a.

The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Press release dated November 16, 2009

b.

The Company filed the following Reports on Form 8-K during the three months ended September 30, 2009:

Date	Description
September 29, 2009	Election of Director and Appointment of Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  November 16, 2009

/s/Gary L. Wade

Chief Executive Officer

Date:  November 16, 2009

/s/Scott Cunningham

Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Gary L. Wade certify that:

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

Date: November 16, 2009	By	/s/Gary L. Wade
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Scott Cunningham, certify that:

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

Date: November 16, 2009	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 16, 2009	By:	/s/Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 16, 2009	By:	/s/Scott Cunningham
Scott Cunningham, Chief Financial Officer

Exhibit 99.1

For Immediate Release

AdCare Health Systems, Inc. Reports 2009 Third Quarter

Earnings Results; Third Consecutive Profitable Quarter

SPRINGFIELD, Ohio, November 16, 2009 /PRNewswire-FirstCall/ AdCare Health Systems, Inc. (NYSE AMEX: ADK), an Ohio based long term care, home care and management company, today reported financial results for its third quarter of 2009.

Revenues for the quarter ended September 30, 2009 were $6,909,499 as compared to $6,185,760 for the same quarter in 2008, an increase of $723,739. The increase was mostly due to better occupancy at our skilled nursing centers and improved revenues at our home health care provider.  Also, there was an increase in the number of patients covered by Medicare at our nursing centers as well as covered for services provided by our home health care agency.

The net income attributable to AdCare Health Systems for the quarter ended September 30, 2009 was $200,017 as compared to a loss of $664,449 for the third quarter ended September 30, 2008, an improvement of $864,466.  Basic and diluted net income per share for the quarter ended September 30, 2009 was $0.05 as compared to a basic and diluted net loss per share of ($0.18) for the same quarter ended September 30, 2008, an improvement of $0.23 per share.

Revenues for the nine-months ended September 30, 2009 were $19,907,515 as compared to $18,194,838 for the same period in 2008, an increase of $1,712,677.  Net income attributable to AdCare Health Systems for the nine-months ended September 30, 2009 was $442,932 as compared to a loss of $780,595 for the same period in 2008, an improvement of $1,223,527.  The increase was again mostly due to better occupancy at our skilled nursing centers and improved revenues at our home health care division together with servicing more Medicare patients.  The significant improvement in net income would have been higher without the $413,954 gain on the acquisition of the Lincoln Lodge in the second quarter of 2008.  Basic and diluted net income per share for the nine-months ended September 30, 2009 was $0.12 as compared to a basic and diluted net loss per share of ($0.21) for the same nine-months period ended September 30, 2008, an improvement of $0.33 per share.

David A. Tenwick, Chairman of AdCare, stated that “all the hard work since becoming a public company is starting to pay off with three consecutive profitable quarters.  We have been able to increase revenues and occupancy at several of our facilities, control expenses in this difficult economic environment; and at the same time, maintain our commitment to be the provider of choice in the areas we serve by providing quality care.”  He continued, “Our financial performance continues to improve with income from operations for the first nine months of 2009, increasing to $1,429,701 from a loss of $131,766 for the same period last year.  In addition, we continued to improve our working capital position by $919,020, since the end of 2008 with current assets now $378,998 more than current liabilities.”  He added that “AdCare is now focusing on acquisition opportunities in the health care field that will expand our operations, and is confident that Chris Brogdon, recently appointed Chief Acquisition Officer, will be able to accelerate this expansion through his efforts to locate and assist in funding selective acquisitions of nursing homes and assisted living facilities.”

On November 10, 2009, AdCare refinanced its 30-unit assisted living facility located in Van Wert, Ohio.  AdCare was the developer and is the owner and manager of the property.  Red Mortgage Capital, Inc., as FHA/LEAN lender, processed and funded the total $2,181,200 Section 232/223(f) refinancing at an annual interest rate of 5.1% for a period of 35 years.  The Company now has long term, fixed rate HUD financing in place on all eight properties in which the Company has ownership interests.

About AdCare Health Systems, Inc.

AdCare Health Systems, Inc. (Amex: ADK) develops, owns and manages assisted living facilities, nursing homes and retirement communities and provides home health care services.  Prior to becoming a publicly traded company in November of 2006, AdCare operated as a private company for 18 years.  AdCare’s 900 employees provide management, development and accounting/financial services to 20 long term care facilities, nine of which are assisted living facilities, ten skilled nursing centers and one independent senior living community totaling over 1,400 beds.  The Company has ownership interests in eight of those facilities.  In the ever expanding marketplace of long term care, AdCare’s mission is to provide quality healthcare services to the elderly.

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

Contact:

David A. Tenwick

1-740-549-0400  .

dat@adcarehealth.com

www.adcarehealth.com

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets:
Cash	$ 2,031,370	$ 1,266,315
Accounts receivable:
Long-term care resident receivables, net	2,019,183	2,008,847
Management, consulting and development receivables, net	114,433	258,811
Advances and receivables from affiliates	37,638	17,635
Prepaid expenses and other	434,965	478,534
Total current assets	4,637,589	4,030,142

Restricted cash	1,107,646	1,155,596
Property and equipment, net	16,447,215	16,772,660
License, net	1,189,307	1,189,307
Goodwill	2,679,482	2,679,482
Other assets	916,687	1,012,340
Total assets	$ 26,977,926	$ 26,839,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 663,078	$ 713,323
Current portion of notes payable to stockholder	9,432	9,432
Accounts payable	722,606	1,009,002
Accrued expenses	2,863,475	2,838,407
Total current liabilities	4,258,591	4,570,164

Notes payable and other debt, net of current portion	16,498,924	16,974,788
Notes payable to stockholder, net of current portion	28,748	34,626
Other liabilities	570,690	299,314
Income tax payable	201,932	170,007
Total liabilities	21,558,885	22,048,899

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 3,786,129 shares issued and outstanding	14,933,652	14,766,967
Accumulated deficit	(9,802,600)	(10,245,532)
Total stockholders' equity	5,131,052	4,521,435
Noncontrolling interest in subsidiaries	287,989	269,193
Total equity	5,419,041	4,790,628
Total liabilities and stockholders' equity	$ 26,977,926	$ 26,839,527

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Patient care revenues	$ 6,434,186	$ 5,731,938	$18,513,767	$16,874,113
Management, consulting and development fee revenue	475,313	453,822	1,393,748	1,320,725
Total revenue	6,909,499	6,185,760	19,907,515	18,194,838

Expenses:
Payroll and related payroll costs	3,929,280	4,162,908	11,376,737	11,447,782
Other operating expenses	2,250,032	2,086,919	6,418,118	6,223,303
Depreciation and amortization	231,773	222,500	682,959	655,519
Total expenses	6,411,085	6,472,327	18,477,814	18,326,604

Income (Loss) from Operations	498,414	(286,567)	1,429,701	(131,766)
Other Income (Expense):
Interest income	520	6,381	2,926	20,609
Interest expense, others	(292,364)	(352,931)	(886,311)	(972,641)
Interest expense, related parties	(489)	(14,598)	(1,717)	(43,044)
Other expense	(1,622)	-	(50,946)	-
	(293,955)	(361,148)	(936,048)	(995,076)

Gain on Acquisition	-	-	-	413,954

Income (Loss) Before Income Taxes	204,459	(647,715)	493,653	(712,888)
Income Tax Expense	(10,641)	(10,641)	(31,925)	(31,925)
Net Income (Loss)	193,818	(658,356)	461,728	(744,813)
Net (Income) Loss Attributable to Noncontrolling Interests	6,199	(6,093)	(18,796)	(35,782)
Net Income (Loss) Attributable to AdCare Health Systems	$ 200,017	$ (664,449)	$ 442,932	$ (780,595)

Net Income (Loss) Per Share, Basic:	$ 0.05	$ (0.18)	$ 0.12	$ (0.21)
Net Income (Loss) Per Share, Diluted:	$ 0.05	$ (0.18)	$ 0.12	$ (0.21)

Weighted Average Common Shares Outstanding,
Basic	3,786,129	3,786,129	3,786,129	3,786,129
Diluted	3,998,789	3,786,129	3,998,789	3,786,129

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine-Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) inclusive of noncontrolling interest	$ 461,728	$ (744,813)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	682,959	655,519
Warrants issued for services	40,486	75,462
Stock option compensation expense	120,776	243,948
Note receivable forgiveness exchanged for rent	-	9,000
Gain on acquisition	-	(413,954)
Changes in certain assets and liabilities:
Accounts receivable	114,039	321,298
Prepaid expenses and other	3,830	(24,680)
Other assets	95,653	(121,132)
Accounts payable and accrued expenses	(261,328)	208,151
Income tax liability	31,925	31,925
Other liabilities	271,377	(88,317)
Net cash provided by operating activities	1,561,445	152,407

Cash flows from investing activities:
Distribution to noncontrolling interest	-	(50,000)
Proceeds from the sale of assets, net of associated costs	892	2,500
Increase in restricted cash	47,950	77,639
Restricted cash received upon acquisition of assets	-	19,813
Assets transferred to noncontrolling interest upon acquisition	-	(6,651)
Purchase of property plant and equipment	(343,245)	(286,689)
Net cash used in investing activities	(294,403)	(243,388)

Cash flows from financing activities:
Proceeds from notes payable	-	2,287,127
Stock issuance	30,000	-
Repayment of notes payable to stockholder	(5,878)	(760,000)
Prepaid financing costs	-	159,130
Repayment of notes payable	(526,109)	(560,587)
Net cash (used in) provided by financing activities	(501,987)	1,125,670

Net Increase in Cash	765,055	1,034,689
Cash, Beginning	1,266,315	926,625
Cash, Ending	$ 2,031,370	$ 1,961,314

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 876,987	$ 855,030
Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ -	$ 9,000
Acquisition of assets in exchange for note forgiveness	$ -	$ 2,740,584

See notes to consolidated financial statements.