Form 10-K
period 2009-12-31
ADCARE HEALTH SYSTEMS INC
filed 2010-03-31
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

The aggregate market value of AdCare Health Systems, Inc., Common Stock held by non-affiliates of AdCare Health Systems, Inc., as of June 30, 2009, the last business day of our most recently completed second fiscal quarter, was $7,431,309.  The number of shares of AdCare Health Systems, Inc., Common Stock, no par value, outstanding as of December 31, 2009 was 5,360,007.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for AdCare Health Systems, Inc.’s June 4, 2010 Annual Meeting of Shareholders	III

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

PART I

Item 1.  Business

Business Development

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio.  We currently manage fourteen facilities, comprised of six skilled nursing centers, six assisted living residences and two independent living/senior housing facilities, totaling over 824 units.

We were organized in 1989 by Gary Wade and J. Michael Williams.  Mr. Wade remains active in the management of the business, as President and CEO.  Passport Retirement, founded by David A. Tenwick, our Chairman, acquired AdCare Health Systems in 1995.  We have a seasoned senior management team with substantial senior living, healthcare and real estate industry experience. Our senior management team is incentivized to continue to grow our business through their combined ownership of approximately 31.3% of our common stock.

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

Employees

As of December 31, 2009, we had approximately 846 total employees of which 538 were full time employees.

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

Our business model calls for seeking to acquire existing cash flowing operations and to expand our operations and branch out into other related areas of business.  While we intend to retain our focus on the health care industry, our success will largely depend on our ability to expand geographically into new areas of business within our general industry.  As a result, we expect to experience all of the risks that generally occur with expansion into new areas.  Many of these risks are out of our control, including risks such as:

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

To achieve our growth objectives, we will need to obtain sufficient financial resources to fund our expansion, development and acquisition activities.  We believe we may need to secure debt financing in order to help us leverage our equity resources and make further acquisitions.  As of December 31, 2009 we had an accumulated deficit of $9,805,249 and working capital of approximately $2,658,000.  Our cumulative losses have, in the past, made it difficult for us to borrow adequate funds on what management believed to be commercially reasonable terms.  To date, we do not have any commitments for such financing and there can be no assurance that adequate financing will be available on terms that are acceptable to us, if at all.  In addition, our Board of Directors may elect to use our stock as “currency” in acquiring additional businesses.  If so, our stockholders may experience dilution.

We currently have a line of credit in place which may be insufficient to satisfy short-term cash needs.

In November 2008, we established a $100,000 line of credit with Huntington National Bank to assist with cash flow.  As of December 31, 2009, the entire line of credit was available for use in operations of the Company.  During 2008, we established a $150,000 line of credit using funds from our non-qualified deferred compensation plan.  Members of this plan, which is only available to senior management, authorized the transfer of funds to establish the line of credit with interest accruing at 8%.  As of December 31, 2009, the entire line of credit was available for use in operations of the Company.  Businesses typically use lines of credit to finance short-term and unexpected cash needs.  There can be no assurances that these lines of credit will be sufficient in the event of an acute cash deficit.  Therefore, we intend to secure additional lines of credit or increases in our existing lines but we can provide no assurance that it will be available on acceptable terms, if at all, or that the amount of any line of credit obtained will be sufficient to handle future cash needs as they arise.

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

For the year ended December 31, 2009, we had a net income of $440,283 compared to a net loss of $1,076,178 for the year ended December 31, 2008.  Therefore, we have only recently had profitable operations.  There can be no assurance that we will be able maintain profitable operations as we expand.  As of December 31, 2009, we have working capital of approximately $2,658,000.

Management’s plans with the objective of improving liquidity and profitability in future years encompass the following:

•

refinancing debt where possible to obtain more favorable terms.

•

increase facility occupancy.

•

add additional management contracts.

•

acquire existing cash flowing operations to expand our operations and branch out into other related areas of business.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and maintian profitability.  However, there can be no assurance that such events will occur.

Assisted living and skilled nursing facility financial stability could be negatively impacted by the current economic conditions.

Approximately 19% of our skilled nursing occupants and nearly all the occupants of our assisted living facilities rely on their personal investments and wealth to pay for their stay in our facilities.  Recent declines in market values of investments could limit their ability to pay for services or shorten the period of time for which they can pay privately for their stay.  The declining market for the sale of homes could limit their ability to sell their personal assets further reducing their ability to remain in our facilities.  Furthermore, adult children who have recently become unemployed may decide to care for their parent at home so that their parent’s income may help offset some of their own financial burdens.  While we have not found these circumstances to have a material effect on financial results to date, the length of the economic downturn and eventual recovery could begin to manifest in these areas reducing facility occupancy, financial performance and cash flow.

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

The manner and the extent to which assisted living is regulated at the federal and state level is evolving.  Changes in the laws or new interpretations of existing laws may have a significant effect on our methods and costs of doing business.  Our success will depend partially on our ability to satisfy the applicable regulations and requirements and to procure and maintain required licenses.  Our operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care given to the residents and revisions in licensing and certification standards.  We believe that our operations do not presently violate any existing federal or state laws.  But there can be no assurance that federal, state, or local laws or regulatory procedures which might adversely affect our business, financial condition, and results of operations for prospects will not be expanded or imposed.

Changes in the methods of payment from Medicare and Medicaid or the reimbursement rates may adversely affect our revenues and operating margins.

For the year ended December 31, 2009, Medicare and Medicaid constituted 30% and 51%, respectively, of our total patient care revenues.  For the year ended December 31, 2008, Medicare and Medicaid constituted 25% and 53%, respectively, of our total patient care revenues.  The health care industry is experiencing a strong trend towards cost containment.  In general, the government has sought to impose lower reimbursement and resource utilization group rates, limit the scope of covered services, and negotiate reduced payment schedules with providers.  These cost containment measures have generally resulted in reduced rates of reimbursement for the services provided by companies such as ours.

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

In the budget passed by the Ohio General Assembly effective July 1, 2005, significant changes were made to the Medicaid reimbursement formula for nursing homes.  Under this new law, the cost reimbursement system, which had been in place since the early 1990’s, will be phased out and replaced with a pricing system that will reward both quality of care and efficiency in management operations.  In July 2006, Medicaid began the transition to the new reimbursement system. Beginning in July 2010, the State of Ohio has proposed completing the transition to the new reimbursement system which would have the effect of reducing reimbursement at some of our nursing homes if approved.  Additionally, the State of Ohio has stopped paying co-pays on dually eligible residents.  For the time being, the Federal Government has picked up the costs of the co-pays no longer provided by the State of Ohio.  We are not certain whether the Federal Government will continue this program in the long run.  As a result, should Ohio continue to refuse co-pays on dually eligible residents and the Federal Government should stop such payments; a substantial amount of our co-pays could become uncollectible.

An expanded Federal program is underway to recover Medicare overpayments.

The Medicare Modernization Act of 2003 established a three year demonstration project to recover overpayments and identify underpayments on Medicare claims from hospitals, skilled nursing facilities and home health agencies through a review of claims previously paid by Medicare beginning in October, 2007.  Medicare contracted nationwide with third parties known as Recovery Audit Contractors (“RAC”) to conduct these reviews commonly referred to as RAC Audits.  Due to the success of the program, the Tax Relief and Healthcare Act of 2006 made the program permanent and mandated its expansion to all 50 states by 2010.  As of March 31, 2010, we have not received notification that any of our claims are subject to RAC Audits however, we can make no assurances that our claims will not be selected for RAC Audits in the future and if they are the extent to which these audits may reduce our revenue or otherwise hinder cash flow.  For the year ended December 31, 2009, approximately 30% of our patient care revenue was from Medicare.

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

The long-term care industry is highly competitive and we believe that it will become even more competitive in the future.  Our assisted living facilities and nursing homes compete with numerous companies providing similar long-term care alternatives, such as home health care agencies, community-based service programs, retirement communities and convalescent centers, and other assisted living providers.  We compete with national companies such as HCR Manor Care, Alterra and Extended Care with respect to both our nursing home and assisted living facilities.  We also compete with locally owned entities such as Health Care Facilities-HCF on a regional basis.  Historically, we have found that the entry of one or more of these competitors into one of our established markets can reduce both our occupancy and the rates we are able to charge to our customers.  In the past, we have found national publicly traded competitors who are willing to enter into a market already served by us.  When these competitors experienced lower than expected occupancies, they relied on their greater financial resources to reduce their rates in order to increase occupancy.  This resulted in our occupancies decreasing below expected levels.  Eventually, demographics improved and rates stabilized.  However, there can be no assurance that similar events will not occur in the future which could limit our ability to attract residents or expand our business and that could have a negative effect on our financial condition, results of operations, and prospects.  We can provide no assurance that competitive pressures will not have a material adverse effect on us.

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

Our future success depends largely upon the management experience, skill, and contacts of our officers and directors, in particular, David A. Tenwick, our Chairman, Gary L. Wade, our President and CEO, Christopher Brogdon our Vice Chairman and Chief  Acquisitions Officer and Scott Cunningham, our Chief Financial Officer.  Mr. Tenwick, Mr. Wade and Mr. Cunningham, have each signed employment contracts that are effective through September 2011.  Mr. Brogdon does not currently have an employment agreement.  Loss of the services of any or all of these officers could be materially detrimental to our operations.  In addition, due to the location of our corporate headquarters in a smaller urban region, we may experience difficulty attracting senior managers in the future.

Our business is largely dependent on short-term management contracts that may not be renewed from year to year.

For the years ended December 31, 2009 and 2008, approximately 7.0% and 7.2%, respectively, of our total revenues were generated from management contracts to manage senior living and long-term care facilities.  These contracts generally have terms of three years with options to renew at the end of the term.  Each contract can be terminated without cause by either party on nine months notice and may be terminated earlier for cause.  There can be no assurance that the contracts will be renewed at the end of the present terms, or that our customers will not exercise their ability to terminate the contracts earlier.  Our home healthcare business enters into one year contracts with various agencies to provide home care services to clients and members of those agencies.  There can be no assurance that existing contracts will be renewed in 2010 or later.

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

Our directors and officers beneficially own approximately 34.1% of our outstanding common shares.  Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by stockholders, such as the election of directors, the amendment of our charter documents, and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets, and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate office is located in Springfield, Ohio.  We own the office building, which contains approximately 7,200 square feet of office space.  We believe that we will need additional office space in the near future and that suitable office space is available in the Springfield area.  We own additional land on which we could expand our office facilities.  This property is subject to debt in the amount of approximately $269,000 (as of December 31, 2009) which matures on February 1, 2017.

In order to qualify for HUD financing, one of three assisted living properties owned by Community’s Hearth & Home, LLC., was transferred into a separate entity.  Two properties located in Clark County were retained by Community’s Hearth & Home LLC while the third property located in Champaign County was transferred to Hearth & Home of Urbana.  The ownership of the three properties remains the same.  We own 50% of Community’s Hearth & Home and Hearth & Home of Urbana and our partner, Community Mercy Health Partners, a hospital group, owns the remaining 50%.  In June 2008, refinancing of these properties was completed.

Community’s Hearth & Home, LLC., is an Ohio limited liability company that owns two assisted living properties.  The two properties owned by this entity are each subject to a United States Department of Housing and Urban Development insured mortgage of approximately $1,844,000 (as of December 31, 2009) which matures July, 2043.

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

Hearth & Home of Urbana, LLC, owns one assisted living property.  This property is subject to a United States Department of Housing and Urban Development insured mortgage of approximately $2,120,000 (as of December 31, 2009) which matures July, 2043.

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

Hearth & Home of Van Wert is a free standing single story assisted living facility, comprised of 25,571 square feet of space and is owned by Hearth & Home of Van Wert, LLC., an Ohio limited liability company.  The facility is designed with 15 residential bedrooms (30 total bedrooms) grouped into two clusters around community living spaces, including family kitchen, dining, laundry and a hearth room.  There is a main kitchen and the living clusters are connected by a large interior atrium.  The assisted living facility is located on 3 acres in Van Wert, Ohio.  Van Wert is a community in northwestern Ohio.  Through October 2008, we owned 49.2% of the limited liability company with the remaining 50.8% owned by individual investors, located primarily in Van Wert.  In November, 2008, we acquired the remaining 50.8% ownership interest.  In November 2009, this property was refinanced with a United States Department of Housing and Urban Development insured mortgage of approximately $2,181,200 (as of December 31, 2009) which matures December, 2044.

Hearth & Home of Vandalia, Inc. is an Ohio corporation that owns a free standing single story assisted living facility, comprised of 29,431 square feet of space.  The facility is designed with 15 residential bedrooms (45 total bedrooms) grouped into three clusters around community living spaces, including family kitchen, dining, laundry and hearth room.  There is a main kitchen and the living clusters are connected by a large interior atrium.  The assisted living facility is located on 4 acres in Vandalia, Ohio.  Vandalia is a community located on the north side of the city of Dayton, Ohio.  This property is subject to a United States Department of Housing and Urban Development insured mortgage of approximately $3,586,000 (as of December 31, 2009) which matures on May, 2041.

The Pavilion, LLC, is an Ohio limited liability company that owns a 62 bed skilled nursing facility located on 4 acres of land in Sidney, Ohio.  The skilled nursing facility is a single story building that is licensed for 62 beds and has a gross building area of 16,151 square feet.  The 62 beds are dually certified for Medicaid and Medicare.  The building is constructed in the form of a cross, with resident rooms in three of the wings and the nurses’ station at the center of the cross.  The fourth wing of the building contains the dining room and activity area, kitchen, laundry and other staff operations areas.  During 2007, several semi-private rooms were converted to private suites consequently reducing the number of beds in service to 50.  Sidney is a community located in northwestern Ohio.  This property is subject to a United States Department of Housing and Urban Development insured mortgage of approximately $1,992,000 (as of December 31, 2009) which matures on December, 2027.

Hearth & Care of Greenfield, LLC is an Ohio limited liability company that owns a 50-bed single story skilled nursing facility, located on approximately one half acre, in Greenfield, Ohio.  The property is a residential home that was converted and expanded into 40-nursing beds all located on the first floor. During 2007, renovations were completed which added 10 private bedrooms, new kitchen, laundry, activity and therapy rooms and a new front entrance and nurses’ station totaling 10,550 square feet.  The total square footage after renovations is approximately 29,000 square feet of space.  The 50 beds are dually certified for Medicaid and Medicare.  Greenfield is a community located in southern Ohio.  This property was refinanced during 2008 and is now subject to a United States Department of Housing and Urban Development insured mortgage of approximately $2,487,000 (as of December 31, 2009) maturing in August, 2038.

In April, 2008, we acquired the New Lincoln Lodge Retirement Residence located in Columbus, Ohio.  The facility is a 49 unit building containing approximately 34,500 square feet and is located on approximately three acres.  The building is two stories with resident units on both floors.  There is a central kitchen and dining area providing meals to the residents.  We also provide light housekeeping and activity areas including a library.  During 2008, we obtained a residential care facility license for the purpose of providing assisted living services.  Currently, services are provided to primarily independent residents but during 2009 we began providing services to residents requiring an assisted living level of care.  The property is subject to a United States Department of Housing and Urban Development insured mortgage of approximately $1,940,000 (as of December 31, 2009) which matures July, 2036.

Pursuant to a ten-year lease which began March 1, 2003, we lease 100% of The Covington Care Center, a 106-bed single story skilled nursing facility located in Covington, Ohio, a community in western Ohio.  This is a net lease in which we lease the entire facility including the building and equipment.    We also manage this facility and all revenues collected in excess of the lease costs and operating expenses represent our profits with respect to this facility.  The building is a long, rectangular building containing 31,048 square feet of space.  It has several nurses’ stations, dining, laundry, kitchen, activity, therapy, and several other rooms along with administrative offices.  The 106 resident beds are dually certified for Medicaid and Medicare.  During 2007 and 2009, several semi-private rooms were converted to private suites and expanded therapy areas consequently reducing the number of beds in service to 94.

In April, 2008, the lease was extended by one year and the lessor agreed to spend $600,000 for improvements.  In addition, after annual base rents are paid, we agreed to share any excess cash flow with the lessor after we receive a 6% management fee.  Moreover, at the end of the lease, we have a right of first refusal to acquire the property and an option to renew the lease for five years at a rental to be determined.

We believe that all of our properties are well maintained and suitable for the services we provide in them and that they are adequately covered by insurance.

Portfolio of Owned and Managed Facilities

SKILLED NURSING FACILITIES (SNF)	BEDS	FACILITIES DEVELOPED BY ADCARE	% OWNED	MANAGE	2008 OCCUPANCY (3)	2009 OCCUPANCY (3)
Covington Care Center, Covington, OH(2)(4)	94			X	81%	85%
Koester Pavilion, Troy, OH	150			X	98%	95%
The Pavilion Care Center, Sidney, OH(10)	50		100%	X	89%	92%
Health Center at SpringMeade, Tipp City, OH(1)	99	X		X	99%	99%
Valley View Alzheimer’s Center, Frankfort, OH (7)	50			(7)	89%	(7)
Hearth & Care of Greenfield, Greenfield, OH	50		100%	X	92%	94%
West Toledo Nursing and Rehabilitation Center(9)	80			X	(9)	62%

ASSISTED LIVING FACILITIES (ALF)	BEDS	FACILITIES DEVELOPED BY ADCARE	% OWNED	MANAGE	2008 OCCUPANCY (3)	2009 OCCUPANCY (3)
Hearth & Home at Harding, Springfield, OH (1)	20	X	50%	X	87%	83%
Hearth & Home at Urbana, Urbana, OH (1)	32	X	50%	X	79%	71%
Hearth & Home at Friedman Village, Tiffin OH(1)(8)	20	X		(8)	86%	(8)
Hearth & Home at El Camino, Springfield, OH (1)	20	X	50%	X	100%	100%
Hearth & Home at Van Wert, Van Wert, OH (1)	30	X	100% (6)	X	94%	87%
Hearth & Home at Vandalia, Vandalia, OH (1)	45	X	100%	X	97%	100%
Legacy Assisted Living Xenia, OH (1)	22	X		X	97%	90%

INDEPENDENT LIVING FACILITIES (ILF)	BEDS	FACILITIES DEVELOPED BY ADCARE	% OWNED	MANAGE	2008 OCCUPANCY (3)	2009 OCCUPANCY (3)
SpringMeade Residence, Tipp City, OH (1)	83	X		X	98%	97%
Friedman Village, Tiffin, OH (1)(8)	31	X		(8)	95%	(8)
Lincoln Lodge Retirement Residence (5)	49		99%	X	73%	69%

(1) These represent facilities in which we acted in the traditional capacity of a real estate developer overseeing the entire project from acquisition of the land through construction and operation of the facility.

(2) Net Lease in which we pay rent plus taxes, insurance and maintenance on the property.

(3) Average occupancy for the year ended December 31, 2008 and December 31, 2009.

(4) Covington Care Center reduced the number of beds in service to 94 from 98 effective April 1, 2009.  Covington Care Center is licensed for 106 beds.

(5) The Lincoln Lodge Retirement Residence was acquired effective April 1, 2008.  Although currently operating primarily as an independent living facility, portions of the facility are providing assisted living services.

(6)  We acquired our partner’s 50.8% interest in Hearth & Home of Van Wert in November 2008.

(7) Management of this facility was discontinued effective May 31, 2009.

(8) Management of this facility was discontinued effective March 31, 2009.

(9) A wholly owned subsidiary of AdCare was appointed receiver for West Toledo Nursing and Rehabilitation Center effective August 6, 2009.  Subsequently, AdCare was hired to manage West Toledo Nursing and Rehabilitation Center.

(10) The Pavilion Care Center is licensed for 62 beds but has 50 in service.

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

In October 2008, NYSE Euronext acquired the American Stock Exchange.  Consequently, our stock is now traded on the NYSE Amex exchange.  The high, low and closing prices of our stock and dividends declared and paid during 2009 and 2008 were as follows:

“ADK”		High	Low	Close	Cash Dividends
2009	First Quarter	$1.37	$0.70	$0.94	None
	Second Quarter	$2.45	$0.94	$2.25	None
	Third Quarter	$2.95	$2.32	$2.84	None
	Fourth Quarter	$4.15	$2.10	$3.94	None

“ADK.WS”		High	Low	Close	Cash Dividends
2009	First Quarter	$0.17	$0.02	$0.05	None
	Second Quarter	$0.70	$0.05	$0.36	None
	Third Quarter	$0.85	$0.25	$0.60	None
	Fourth Quarter	$2.60	$0.20	$2.60	None

“ADK”		High	Low	Close	Cash Dividends
2008	First Quarter	$1.40	$0.63	$1.20	None
	Second Quarter	$3.09	$1.20	$2.61	None
	Third Quarter	$2.75	$1.71	$1.87	None
	Fourth Quarter	$2.02	$1.06	$1.06	None

“ADK.WS”		High	Low	Close	Cash Dividends
2008	First Quarter	$0.17	$0.01	$0.15	None
	Second Quarter	$0.70	$0.10	$0.40	None
	Third Quarter	$0.60	$0.30	$0.37	None
	Fourth Quarter	$0.52	$0.11	$.016	None

On December 31, 2009, we had approximately 760 share owner accounts of record.

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

On December 8, 2009, at a special shareholder meeting, shareholders approved the sale of 1,400,000 shares of stock and warrants in a private placement.  The offering consisted of Units with each Unit containing one share of the Company’s common stock and one five-year warrant to purchase an additional share of common stock at $2.50 per share.  Each Unit was valued at $2.00.  The offering is not registered under the Securities Act of 1933 and was only sold in the United States pursuant to applicable exemptions from registration.  As a result the Company raised approximately $2,439,000 after commissions and expenses.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2009, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,456,228	$1.69	100,920
Equity compensation plan not approved by security holders	0	$0.00	0

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio. We currently manage fourteen facilities, comprised of six skilled nursing centers, six assisted living residences and two independent living/senior housing facilities, totaling approximately 824 beds.

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

We believe that the assisted living industry is the preferred residential  alternative for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility.  Generally, assisted living provides housing and 24-hour personal support services designed to assist seniors with activities of daily living such as bathing and dressing.  Our unique approach to assisted living presents individuals with choices, passively encouraging socialization and advancing each resident with dignity and hospitality.  Our facilities are designed to passively encourage socialization by providing smaller bedrooms compared to our competition while providing larger common areas.  This encourages our residents to spend less time alone in their rooms and more time with family and other residents in the common areas.  On the continuum of social to medical model, we remain as close to the social end of the spectrum as possible.

We believe that assisted living services will continue to increase as an attractive alternative to nursing home care because a variety of supportive services and supervision can be obtained in a more independent and less institutional setting.  Generally, basic care and support services can be offered more economically in an assisted living facility than in a skilled nursing facility.  Assisted living facility services are most commonly paid for from patients’ private funds.  There is also limited coverage by Medicaid and some long term care insurances.

Our skilled nursing facilities provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, housekeeping and laundry services.  Skilled nursing facilities dispense medications prescribed by the patients’ physicians.  We also provide for the delivery of ancillary medical services.  These specialty services include rehabilitation therapy services such as audiology, speech, occupational and physical therapies, which are provided through licensed therapists and registered nurses and the provision of medical supplies, nutritional support, infusion therapies and related clinical services.  Skilled nursing facility services are most commonly paid for by Medicare, Medicaid, and various commercial insurances or from patients’ private funds.

In recent years, we observed the trend that more seniors were staying in their homes for a longer period of time prior to moving into a long-term care setting.  We have also observed that more seniors are using nursing and assisted living facilities for short rehabilitation stays and then moving back to their homes.  We have taken advantage of this opportunity and expanded our operations to provide personal care and health care services in the home.  Accordingly, in January, 2005, we acquired Assured Health Care, a home health care service provider located in Dayton, Ohio.  Assured has been providing home health care services in the greater Dayton area since 1995.  Home health care services include four broad categories:  1) home health nursing services, 2) infusion therapy (intravenous delivery and administration of nutrients, fluids, antibiotics and other medications to patients), 3) respiratory therapy, and 4) home medical equipment.  These services are all provided within the patient’s home.  These services are paid for by Medicare and various state Medicaid programs as well as commercial insurance carriers.

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

Management and Facility Based Care Segment

We focus on two primary indicators in evaluating the financial performance of our business.  Those indicators are facility occupancy and staffing.  Facility staffing is important because payroll and related payroll costs represent approximately 62% of our total operating costs.  Staffing levels and the quality of staff are closely monitored by management to make sure costs are maintained within expected levels and to assure a high level of quality services.  Facility occupancy is important as higher occupancy generally leads to higher revenue.  According to the Ohio Health Care Association, average nursing home occupancy within Ohio was 87.6% for 2008.  Over the past 10 years, occupancy has averaged 87.8% statewide according to the State of Ohio.  According to the American Health Care Association, median nursing facility occupancy rates were 87.5% nationally for certified beds.  Our skilled nursing facilities averaged 88.8% for 2009 and assisted living facilities averaged 85.6%.  For 2008, our skilled nursing facilities averaged 85% and assisted living facilities averaged 87.9%.  Statewide averages are not published for assisted living facilities.

On May 15, 2008, we completed our acquisition of the Lincoln Lodge.  The Lincoln Lodge is a 49 unit senior living facility located in Columbus, Ohio.  This acquisition was effective April 1, 2008.  Consequently, many of the expense areas in our income statement increased.    When acquired, the facility focused on providing independent living services to seniors and was approximately 80% occupied.  Since our acquisition, we have obtained a license to provide assisted living services and have started admitting assisted living residents.  It’s our goal to fill the remaining vacant units with assisted living and begin replacing the current independent residents with assisted living residents through attrition.  During this transitional phase, our average assisted living occupancy may appear somewhat lower than in the past.  For the year ended December 31, 2009, compared to the year ended December 31, 2008, overall occupancy in our assisted living centers decreased .8%.

We have implemented changes at our skilled nursing facilities to improve occupancy and revenue and these changes appear to be working as occupancy rates have been increasing.  We own two of our skilled nursing facilities and lease a third.  We have recently completed renovations at all three facilities with additional renovations in process.  We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are typically higher.  For the year ended December 31, 2009, compared to the year ended December 31, 2008, overall occupancy in our skilled nursing centers increased approximately 3.3%.

In July 2009, the Governor of the State of Ohio signed into law the state Biennial Budget 2009-2010.  Certain provisions of this budget contain modifications to Medicaid reimbursement that affect our reimbursement beginning July 1, 2009.  We have implemented operating changes in our skilled nursing facilities to help offset some of the negative impacts of the state budget changes.  However, we are receiving limited positive adjustments in our reimbursement while our costs of providing services continue to rise.  For the year ended December 31, 2009, Medicaid covered residents of our skilled nursing facilities comprised approximately 67% of our total skilled nursing facility residents.

The Federal Centers for Medicare and Medicaid Services, or CMS, has recently adopted rules that it estimates will decrease aggregate Medicare payments to skilled nursing facilities by approximately 1.1% in federal fiscal year 2010.  Effective as of October 1, 2008, CMS increased Medicare rates for skilled nursing facilities by approximately 3.5% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services.  CMS has recently adopted rules recalibrating the Medicare prospective payment categories for skilled nursing facilities for federal fiscal year 2010.  The recalibration will result in a decrease of approximately 3.3% in projected skilled nursing facility payments, offset by a proposed increase of approximately 2.2% to account for inflation.  As a result, CMS estimates that aggregate Medicare payments will be reduced by approximately 1.1% in fiscal year 2010, on or after October 1, 2009.  For the year ended December 31, 2009, Medicare covered residents of our skilled nursing facilities comprised approximately 15% of our total residents.

Home Based Care Segment

In addition to providing home health care services to patients in their homes, we are utilizing our home health services in our assisted living and independent living properties creating cross selling opportunities thereby further enhancing our revenue.  The percentage of our home health patients covered by Medicare has increased from 16% for the year ended December 31, 2008, to 26.4% for the year ended December 31, 2009.

The Center for Medicare and Medicaid Services (CMS) has made a 2.75%  across-the-board rate reduction for home health care services for 2010, as well as a 2.71% cut for 2011. Additionally, CMS has other initiatives directed towards reducing payment for home health care services.  Medicare covered services comprise approximately 26% of our home health total visits.  Effective January 1, 2010, Ohio Job and Family Services (Medicaid) made a 3% reduction in reimbursement for home health services.  Medicaid covered services comprise approximately 62% of our home health total visits.

The table below shows the net income (loss) from both our management and facility-based care operation and our home based care operation for the years ended December 31, 2009 and 2008.

	(Amounts in 000’s)
	Manage-
	ment and	Home
	Facility	Based	Total	Cor-
	Based Care	Care	Segments	porate	Total
Year ended December 31, 2009:
Net Revenue	$25,545	$3,055	$28,600	$(1,909)	$26,691
Net Profit	19	421	440	-	440
Total Assets	27,451	2,653	30,104	-	30,104
Capital Spending	573	-	573	-	573

Year Ended December 31, 2008:
Net Revenue	$23,782	$2,804	$26,586	$(1,793)	$24,793
Net Profit (Loss)	(1,252)	176	(1,076)	-	(1,076)
Total Assets	24,294	2,545	26,839	-	26,839
Capital Spending	468	9	477	-	477

Revenue in our management and facility based care segment increased approximately $1,763,000 or 7.4% primarily as result of a 3.3% increase in occupancy in our skilled nursing facilities partially offset by a decrease in our assisted living facility occupancy of .8%.  Additionally, the acquisition of the Lincoln Lodge along with increases in rates charged to our privately paying residents contributed to our increased revenue.  As a result, Net Profit for the year ended December 31, 2009, was approximately $19,000, an improvement of $1,271,000 over 2008.  Total assets increased primarily as a result of capital raised in a private offering of our stock along with routine fixed asset additions.

Revenue in our home based care segment increased approximately $251,000 or 9%.  This is primarily the result of services provided to assisted living residents as well as an increase in the number of patients covered by Medicare.  As a result, net profit increased approximately $245,000.

Consolidated Results of Operations

Year Ended December 31, 2009 and December 31, 2008

Revenue

Approximately 93% of our revenue is derived from patient care services provided by our skilled nursing facilities, assisted living facilities and home health agency.  The following table compares revenue for the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008	Increase	% Change
Patient care revenue	$24,834,831	$23,008,754	$1,826,077	7.9%
Management, consulting and development fee revenue	1,856,269	1,784,540	71,729	4.0%
	$26,691,100	$24,793,294	$1,897,806	7.7%

For the periods compared, patient care revenue increased $1,826,077 or 7.9%.  Skilled nursing facility revenue increased approximately $1,218,000 due to an increase in average occupancy in our skilled nursing centers by 3.3%.  Occupancy in our assisted living centers decreased by approximately .8%; however, revenue increased by approximately $357,000 as a result of higher fees charged to residents that required more intensive care which more than offset our lower occupancy.  We attribute the decrease in occupancy to potential residents choosing lower cost alternatives and delaying their decision to enter assisted living during these difficult economic times.  Charges for private paying residents at our assisted living and skilled nursing facilities increased approximately 5% beginning January 1, 2009 adding to our revenue growth.  Additionally, patient care revenue increased due to the acquisition of the New Lincoln Lodge effective April 1, 2008.  Home health revenue increased approximately $251,000 as a result of services provided to assisted living residents as well as an increase in the number of patients covered by Medicare.  Management, consulting and development fee revenue increased approximately $72,000 or 4.0% as a result of higher management fees charged to properties we manage but do not own.  The higher fees were a result of negotiated increases.

Operating Expenses

	December 31, 2009	December 31, 2008	(Decrease)/ Increase	% Change
Payroll and related payroll costs	$15,371,150	$15,649,862	$(278,712)	(1.8)%
Other operating expenses	8,626,987	8,248,157	378,830	4.6%
Depreciation and amortization	918,851	882,900	35,951	4.1%
	$24,916,988	$24,780,919	$136,069.5%

Operating expenses for the year ended December 31, 2009 increased approximately $136,000 or .5%.  Payroll and related payroll costs for the year ended December 31, 2009 decreased by approximately $279,000 or 1.8%.  For the year ended December 31, 2008, payroll and related payroll costs included approximately $162,000 in payroll expense related to the retirement benefits of our previous Chief Operating Officer and approximately $640,000 in non-cash expenses primarily related to the warrants approved by shareholders at our August 15, 2008, shareholder meeting compared to approximately $320,000 in stock option compensation expense for the year ended December 31, 2009.  These savings were partially offset by employee wages which have increased approximately 3% as a result of annual wage increases.  The acquisition of New Lincoln Lodge contributed approximately $79,000 in additional payroll and related costs.  Payroll expense at our home health agency increased as a result of an increase in the number of patients served.

Other operating expenses increased approximately $379,000 or 4.6% due primarily to increased occupancy at our skilled nursing facilities resulting in increased supplies and services usage required to provide care for the additional residents.

Depreciation and amortization increased approximately $36,000 or 4.1% primarily due to routine additions of fixed assets and their related depreciation expense.

Income from Operations

Income from continuing operations for the year ended December 31, 2009 was approximately $1,774,000 compared to approximately $12,000 for the year ended December 31, 2008.  As described above, total revenue grew by 7.7% from 2008 to 2009 ahead of operating expenses which remained relatively unchanged.

Other Income and Expense

	December 31, 2009	December 31, 2008	(Decrease)/ Increase	% Change
Interest income	$5,472	$23,287	$(17,815)	(76.5)%
Interest expense, others	(1,207,749)	(1,265,622)	57,873	(4.6)%
Interest expense, related parties	(2,177)	(36,446)	34,269	(94.0)%
Other income (expense)	(46,745)	4,200	(50,945)	(1213.0)%
	$(1,251,199)	$(1,274,581)	$23,382	(1.8)%

Interest income decreased approximately $18,000 or 76.5% for the year ended December 31, 2009, as a result of less interest earned on bank accounts.  Interest expense for the year ended December 31, 2009 decreased approximately $58,000 or 4.6%.  Interest expense for the year ended December 31, 2008 included the recognition of the balance of unamortized financing costs of approximately $210,000 in contrast to the year ended December 31, 2009 which included approximately $48,000 in expense for unamortized financing costs.  The expense in both years is the result of refinancing loans.

Other expense was approximately $47,000 for the year ended December 31, 2009.  This is a result of approximately $64,000 in expenses associated with due diligence activity for a potential acquisition.  The expenses have been recognized in accordance with ASC Topic 805, “Business Combinations”.  These expenses were somewhat offset by rental income of approximately $16,800 for commercial space at the Lincoln Lodge.

Summary

Income before income taxes for the year ended December 31, 2009 was approximately $523,000 compared to a net loss of approximately $848,000 for the year ended December 31, 2008, an increase of approximately $1,371,000 primarily as a result of increased revenue.  The net loss for the year ended December 31, 2008, included the gain we recognized upon our acquisition of the New Lincoln Lodge of approximately $414,000.

Income tax expense of approximately $43,000 and $170,000 for years ended December 31, 2009 and 2008, respectively, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net income for the year ended December 31, 2009, was approximately $440,000 compared to a net loss for the year ended December 31, 2008, of approximately $1,076,000, an increase of $1,516,000.

Changes in Balance Sheet

The following table contains selected balance sheet items where the fluctuation from 2008 to 2009 was greater than 10%.  For a complete balance sheet, please refer to page 30 of this 10-K.

	December 31, 2009	December 31, 2008	Increase/ (Decrease)	% Change
Cash and cash equivalents	$4,481,100	$1,266,315	$3,214,785	253.9%
Management, consulting and development receivables, net	$124,761	$258,811	$(134,050)	(51.8)%
Prepaid expenses and other	$541,958	$478,534	$63,424	13.3%
Restricted cash	$1,430,674	$1,155,596	$275,078	23.8%
Other assets	$1,357,160	$1,012,340	$344,820	34.1%
Notes payable to stockholders, net of current portion	$24,444	$34,626	$(10,182)	(29.4%)
Other liabilities	$746,074	$299,314	$446,760	149.3%
Income tax payable	$212,574	$170,007	$42,567	25.0%
Common stock and additional paid-in capital	$17,571,801	$14,766,967	$2,804,834	19.0%

Cash increased approximately $3,215,000 primarily due to cash generated by operations of approximately $1,892,000 as well as cash raised in a private sale of our stock in December 2009 which generated approximately $2,439,000 in additional cash net of offering costs.  Please refer to the Cash Flow section of the Liquidity and Capital Resources section of this management discussion and analysis for a more thorough discussion of cash.

Management, consulting and development receivables decreased approximately $134,000 primarily due to additional reserves for potentially uncollectible accounts.

Prepaid expenses and other increased approximately $63,000 primarily due to primarily due to prepaid health insurance premiums.

Restricted cash increased approximately $275,000 due to additional deposits made as a result of refinancing one of our properties with HUD during in November 2009 as well as interest earned and additional deposits to HUD reserves for replacements.

Other assets increased approximately $345,000 as a result of reserves for future health insurance expenses as part of the self funded portion of our health insurance plan as well as cash reserved for our non-qualified deferred compensation plan.  We maintain an equal liability for these assets.  Capitalized financing costs associated with our HUD loans also are maintained as other assets and are being amortized over the life of the loans.

Notes payable, stockholder, net of current portion, decreased approximately $10,000 as a result of repayments of principal on the loan.

Other liabilities increased approximately $447,000 primarily as a result of reserves for future health insurance expenses as part of the self funded portion of our health insurance plan as well as cash reserved for our non-qualified deferred compensation plan.  We maintain equal assets for these liabilities.

Income tax payable increased approximately $43,000 during 2009 in relation to the amortization of purchased goodwill under Internal Revenue Code section 197.

Common stock and additional paid-in capital increased approximately $2,805,000 as a result of capital raised during the private sale of our stock during December, 2009, and due to stock option and warrant compensation expense.  Please refer to the Consolidated Statement of Stockholders’ Equity on page 32 of this 10-K for additional detail.

Liquidity and Capital Resources

Our sources of cash consist primarily of cash provided by operations supplemented by small lines of credit when necessary.  These sources have been sufficient to fund our continuing operations but have been historically insufficient to fund our acquisition growth strategy.  Additionally, we incur significant legal, auditing and Sarbanes-Oxley Section 404 compliance costs necessary to continue as a public company.  Although we have successfully integrated these costs into the cash flow from our operations, these costs have further limited our ability to grow through acquisitions.

We plan to improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, add additional management contracts and expand our home health operations and 3) engage financial advisors to assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources to fund the Company’s strategic business plan.

On December 7, 2009, at a special shareholder meeting, shareholders approved the sale of 1,400,000 shares of stock and warrants in a private placement.  The offering consisted of Units with each Unit containing one share of the Company’s common stock and one five-year warrant to purchase an additional share of common stock at $2.50 per share.  Each Unit was priced at $2.00.  The offering was not registered under the Securities Act of 1933 and was only sold in the United States pursuant to applicable exemptions from registration.  As a result the Company raised approximately $2,439,000 after commissions and expenses.  We plan to use the proceeds primarily for growth through acquisitions.

Overview

We had net working capital as of December 31, 2009 of approximately $2,658,000 as compared to negative net working capital of approximately $540,000 for the year ended December 31, 2008, an improvement of approximately $3,198,000.  The improvement is a result of cash generated by operations and cash raised in our private offering.

On November 14, 2008, we established a $100,000 line of credit with Huntington National Bank to assist with cash flow.  As of December 31, 2009, the entire line of credit was available for use in operations of the Company.  We are currently working with our primary lender to increase our line of credit but there are no assurances we will be successful or that the increase can be obtained at favorable terms.

We have established a $191,000 line of credit using funds from our non-qualified deferred compensation plan.  Members of this plan, which is only available to senior management, authorized the transfer of funds to establish the line of credit with interest accruing at 8%.  We withdrew $191,000 from the deferred employee compensation plan (see note 15 to the consolidated financial statements) and deposited the funds into an interest bearing savings account.  We intend to use the savings to fund temporary operating cash short falls.  We repaid the withdrawn funds to the plan at the end of 2009 with interest that accrued at 8%.  In January, 2010, we reestablished the line of credit from the non-qualified deferred compensation plan with same terms as 2009.  The funds are presently used in the operations of the company.

Our properties are financed with loans secured by the Department of Housing and Urban Development (“HUD”).  These loans restrict our use of the cash generated by the properties for purposes other than to fund the operations of the HUD financed property.  In January and July each year, we are permitted to withdraw cash from these properties if a calculation of cash flow determines that the properties have generated cash in excess of what is needed to fund the expenses of the property in the short term.  When the calculation indicates there is available cash, we withdraw the funds from the property and deposit them in an interest bearing checking account and hold them for future use in operations.  There was approximately $928,000 of cash that was subject to these requirements representing approximately 20% of our total cash balance as of December 31, 2009.

In November 2008, we completed the acquisition of Hearth & Home of Van Wert as required by our forward purchase contract to acquire the outstanding partnership interest in Hearth & Home of Van Wert by October 2008.  The cost of acquiring the partners’ interest was approximately $950,000 and was primarily satisfied with cash received at the closing of financing for Hearth & Care of Greenfield and with a note payable to the sellers of approximately $28,500 bearing interest of 5% due in November, 2010 a note payable to a seller of $112,500 that bears no interest but for which interest has been imputed at 5% resulting in a discount of approximately $8,400.  Total notes payable to sellers are approximately $141,000.

Notes Payable and Other Debt

For the year ended December 31, 2009 and the year ended December 31, 2008, we had notes payable and other debt outstanding of $17,433,408 and $17,732,169, respectively with weighted average interest rates of 6.7%.  Approximately 5% of our debt is now at a variable interest rate compared to approximately 7% in 2008 as a result of refinancing loans that were previously at a variable interest rate to fixed interest rate loans.  We project a change of 1% in interest rates could result in a change in interest expense of approximately $9,000 annually.

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

On July 24, 2008, we completed refinancing our Assured Health Care loan in the original amount of approximately $820,000.  This refinancing replaced $760,000 of our note payable to a stockholder leaving $60,000 still payable to the stockholder.  Interest on the loan accrues at the Lender’s Prime Commercial Rate plus 1.5% or 6.5% at the time of the loan closing and the monthly payments are $17,000 per month.  The loan matures in 2013.

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

On October 17, 2008, we completed refinancing our corporate office building located in Springfield, Ohio.  This refinancing replaces two loans totaling approximately $230,000 at the time of the refinancing.  Our new financing is traditional bank mortgage debt in the amount of $300,000.  Repayment terms include level principal payments with a nine year amortization and variable interest indexed to the LIBOR rate plus 3% or approximately 7.4% at the time of the loan closing.  Approximately $70,000 in loan proceeds was used for renovations to the office building.

On November 9, 2009, we completed refinancing our Hearth & Home of Van Wert assisted living facility located in Van Wert, Ohio.  This refinancing replaced our existing note payable in the initial amount of $2,041,000.  Our new financing is a HUD insured loan at a fixed interest rate of 5.1% with a 35 year amortization in the amount of $2,181,200.  As a result of this refinancing, in November, 2009, we recognized approximately $48,000 in expenses related to financing costs of the refinanced debt.

Note Payable to Stockholder

For the year ended December 31, 2009 and the year ended December 31, 2008 note payable to stockholder was $33,876 and $44,058, respectively, with interest rates of approximately 5.0%.  The loan originally matured in May 2007 but was extended to May 2009.  However, in July, 2008, we completed refinancing $760,000 of this loan with a bank loan leaving a balance due on our note payable to stockholder of $33,876 as of December 31, 2009.  In August 2009, the loan was extended to December 2010.

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

Our cash requirements are satisfied primarily with cash generated from operating activities and debt.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  Accounts receivable collections in the health care industry can be very complex processes.  At December 31, 2009, approximately 81% of our skilled nursing facility residents were covered by the Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can be long.  On average, accounts receivable were outstanding nearly 27 days before collection as of December 31, 2009 which is lower than December 31, 2008 days of 33.  The status of collection efforts is monitored very closely by our senior management.  (See additional discussion under Patient Care Receivables in the Critical Accounting Policies and Use of Estimates on page 24.)

December 31, 2009 as compared to December 31, 2008

During 2009, we satisfied our cash requirements primarily with cash generated from operating activities.  Our cash was used principally for the operations of our properties.  Cash provided by operating activities was approximately $1,892,000 as a result of decreased accounts receivable and increased other liabilities offset by increased prepaid expenses, other assets and decreased accounts payable and accrued expenses.

Net cash used in investing activities for the years ended December 31, 2009 and December 31, 2008 was approximately $847,000 and $1,419,000, respectively.  For the year ended December 31, 2009, cash used in investing activities was primarily the result of increasing restricted cash to satisfy HUD’s requirement for reserves for replacement of fixed assets and the purchase of property, plant and equipment for approximately $573,000.  For the year ended December 31, 2008, cash used in investing activities was primarily the result of satisfying the forward purchase contract for approximately $941,000 and the purchase of property, plant and equipment for approximately $477,000.

For the year ended December 31, 2009, net cash provided by financing activities was approximately $2,170,000 and was primarily the result of raising approximately $2,439,000 in a private sale of our stock offset by routine principal payment on our loans.  Other activity included proceeds from notes payable generated through refinancing one of our properties with HUD in November 2009.  The proceeds were used to repay the principal on the former loan.

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

Inflation

The resident fees that we receive from the properties that we own or lease and the management fees we receive from the facilities we manage for third parties are our primary sources of income at this time.  This source of income is affected by the monthly rental rates and the occupancy rates.  The monthly rental rates are dependent on various factors including competition, market conditions and the locations of the properties.  We evaluate and prepare budgets for our properties on an annual basis.  At that time, we assess the impact of inflation on the operations of the properties, including but not limited to, budgeting increases for real estate taxes, utilities, employee expenses, food and supplies.  However, some factors are difficult to quantify, such as potential increases in employee expenses as a result of the current shortage of qualified nurses, and there can be no assurance that the resident rental rates will increase or that costs will not increase due to inflation or other causes.  We strive to be the provider of choice in each of our markets and to charge market or better than market rates.

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

Our financial statements reflect consolidation with entities in which we have determined to have a controlling financial interest

Arrangements with other business enterprises are evaluated, and those in which AdCare is determined to have controlling financial interest are consolidated.  ASC Topic 810, Consolidation addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply.  This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests.  It concludes that, in absences of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.

AdCare has evaluated its relationship with Community’s Hearth & Home and Hearth & Home of Urbana and has determined that these entities are variable interest entities and that AdCare holds variable interests in these entities.  Furthermore, the Company determined that it is the primary beneficiary of these variable interests and that the entities are required to be consolidated in accordance with ASC Topic 810, Consolidation.

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

Long-lived Assets and Goodwill

We account for our long-lived assets of property, plant and equipment other than goodwill by applying the provisions of Codification topic 350 Intangibles – Goodwill and Other.  We review the value of our long-lived assets on an annual basis or sooner if required for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The determination and measurement of an impairment loss under these accounting standards requires the significant use of judgment and estimates based on many factors which can be subject to changing circumstances.  Some of the changing circumstances could be market conditions, interest rates, competition and the economy.

Beginning January 1, 2002, we accounted for goodwill under the provisions of Codification topic 350 Intangibles – Goodwill and Other, which requires us to no longer amortize goodwill.  We now test goodwill on an annual basis for the purpose of assessing the potential of its impairment and making the appropriate adjustments if required.  We no longer amortize costs associated with the acquisition of certificates of need required in Ohio for nursing homes.

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

Effective January 1, 2006, we began accounting for options by applying the fair value recognition provisions of Codification topic 718, Stock Compensation, the effects of which are included in our financial statements for the year ended December 31, 2008 and 2009.

Recent Accounting Pronouncements

Accounting Standards Codification

During 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as codified in the ASC Topic 105, Generally Accepted Accounting Principles).  SFAS 168 makes the FASB Accounting Standards Codification (ASC) the single source of authoritative accounting principles generally accepted in the United States (GAAP).  The ASC does not change GAAP, but introduces a new structure, organized by accounting topics, designed to simplify user access to all authoritative literature related to a particular topic.  All prior authoritative documents were superseded and all other accounting literature not included in the ASC is considered nonauthoritative.  As a result, prior GAAP references are no longer applicable.  Where applicable, the Company has replaced prior GAAP references with the new ASC references.

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition —Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition.  This ASU requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Postretirement Benefit Plans

During 2009, the Company adopted the FASB Staff Position (FSP) No. FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets (as codified in the ASC Topic 715, Compensation - Retirement Benefits).  This FSP requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, and concentrations of credit risk within plan assets and inputs and valuation techniques used to measure the fair value of plan assets.  This FSP also requires disclosure of the effects of measurements on changes in plan assets for the period for fair value measurements using significant unobservable inputs. As this FSP is only disclosure-related, the adoption does not impact the Company’s results of operations, financial position, or cash flows.  In addition, AdCare does not offer this type of plan at this time.

Business Combinations

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

We did not enter into any business combination transactions during 2009; and therefore, the effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets (as codified in the ASC Topic 860, Transfers and Servicing).  SFAS 166 eliminates the exceptions for qualifying special-purpose entities (QSPE) from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting.  In addition, SFAS 166 requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact that adoption will have on its consolidated financial statements.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

n June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R) (as codified in the ASC Topic 810, Consolidation).  SFAS 167 revises guidance on when a variable interest entity (VIE) should be included in consolidated financial statements. SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on indentifying which reporting entity has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  SFAS 167 also requires additional disclosures about a reporting entity’s involvement in VIEs.  SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements and Disclosures

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (as codified in the ASC Topic 820, Fair Value Measurements and Disclosures).  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  SFAS 157 also requires fair value measurements to be disclosed by level within that hierarchy.

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

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value, which amends ASC Topic 820, Fair Value Measurements and Disclosure.  ASU 2009-05 clarifies the measurement of liabilities at fair value in the absence of observable market information.  ASU 2009-05 is effective for the Company’s first reporting period beginning January 1, 2010.  The Company is currently evaluating the impact that adoption will have on its financial statements.

Subsequent Events

During 2009, we adopted SFAS No. 165, Subsequent Events, (as codified in ASC Topic 855, “Subsequent Events”).  SFAS 165 clarifies the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires management to disclose the date through which subsequent events were evaluated and whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of SFAS 165 did not have a material effect on our consolidated results of operations, financial position, or cash flows.

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events which amends ASC Topic 855, Subsequent Events.  The purpose of the amendment is to alleviate potential conflicts between Subtopic 855-10 requirements to disclose the date that the financial statements are issued which potentially conflicts with some of the Securities and Exchange Commission’s guidance.  The adoption of ASU 2010-09 did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Financial Instruments Disclosures

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

SEC requirement for  Interactive Data to Improve Financial Reporting

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders

 AdCare Health Systems, Inc.

   and Subsidiaries

 Springfield, Ohio

We have audited the accompanying consolidated balance sheet of AdCare Health Systems, Inc and Subsidiaries as of December 31,  and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc and Subsidiaries as of December 31,  and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted as of January 1, 2009 Statement of Financial Accounting Standards (FASB) No. 160, Noncontrolling Interests in Consolidated Financial Statements (as codified in ASC Topic 810, Consolidation.)

As discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and uncertainties.

/s/BATTELLE & BATTELLE LLP

Dayton, Ohio

March 31, 2010

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$ 4,481,100	$ 1,266,315
Accounts receivable:
Long-term care resident receivables, net	1,838,560	2,008,847
Management, consulting and development receivables, net	124,761	258,811
Advances and receivables from affiliates	16,407	17,635
Prepaid expenses and other	541,958	478,534
Total current assets	7,002,786	4,030,142

Restricted cash	1,430,674	1,155,596
Property and equipment, net	16,445,028	16,772,660
License, net	1,189,307	1,189,307
Goodwill	2,679,482	2,679,482
Other assets	1,357,160	1,012,340
Total assets	$ 30,104,437	$ 26,839,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 698,504	$ 713,323
Current portion of notes payable to stockholder	9,432	9,432
Accounts payable	1,039,422	1,009,002
Accrued expenses	2,597,151	2,838,407
Total current liabilities	4,344,509	4,570,164

Notes payable and other debt, net of current portion	16,701,028	16,974,788
Notes payable to stockholder, net of current portion	24,444	34,626
Other liabilities	746,074	299,314
Income tax payable	212,574	170,007
Total liabilities	22,028,629	22,048,899

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 5,360,007 shares issued and outstanding	17,571,801	14,766,967
Accumulated deficit	(9,805,249)	(10,245,532)
Total stockholders' equity	7,766,552	4,521,435
Noncontrolling interest in subsidiaries	309,256	269,193
Total equity	8,075,808	4,790,628
Total liabilities and stockholders' equity	$ 30,104,437	$ 26,839,527

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	December 31,
	2009	2008
Revenues:
Patient care revenues	$24,834,831	$23,008,754
Management, consulting and development fee revenue	1,856,269	1,784,540
Total revenue	26,691,100	24,793,294

Expenses:
Payroll and related payroll costs	15,371,150	15,649,862
Other operating expenses	8,626,987	8,248,157
Depreciation and amortization	918,851	882,900
Total expenses	24,916,988	24,780,919

Income from Operations	1,774,112	12,375
Other Income (Expense):
Interest income	5,472	23,287
Interest expense, others	(1,207,749)	(1,265,622)
Interest expense, related parties	(2,177)	(36,446)
Other (expense) income	(46,745)	4,200
Total other (expenses)	(1,251,199)	(1,274,581)

Gain on Acquisition	-	413,954

Income (Loss) Before Income Taxes	522,913	(848,252)
Income Tax (Expense)	(42,567)	(170,007)
Net Income (Loss)	480,346	(1,018,259)
Net (Income) Attributable to Noncontrolling Interests	(40,063)	(57,919)
Net Income (Loss) Attributable to AdCare Health Systems	$ 440,283	$(1,076,178)

Net Income (Loss) Income Per Share, Basic:	0.11	$ (0.28)
Net Income (Loss) Income Per Share, Diluted:	0.10	$ (0.28)

Weighted Average Common Shares Outstanding,
Basic	3,917,286	3,786,129
Diluted	4,425,631	3,786,129
See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Common Stock
		Accumulated	and Additional	Noncontrolling
	Total	Deficit	Paid-in Capital	Interest

Balance, January 1, 2008:	$5,149,672	$(9,169,354)	$14,063,956	$255,070

Warrants issued in connection with consulting
agreement	61,559	-	61,559	-
Stock option compensation expense	641,004	-	641,004	-
Purchase of minority interest investment	448	-	448	-
Net loss	(1,076,178)	(1,076,178)	-	-
Distribution from noncontrolling interest	(43,796)	-	-	(43,796)
Net income attributable to noncontrolling interest	57,919	-	-	57,919
Balance, December 31, 2008	$4,790,628	$(10,245,532)	$14,766,967	$269,193

Warrants issued in connection with consulting
agreement	15,908	-	15,908	-
Stock option compensation expense	320,414	-	320,414	-
Stock issuance	30,000	-	30,000	-
Stock issued in private stock offering	2,765,000	-	2,765,000	-
Private stock offering costs, net	(326,488)	-	(326,488)	-
Net income	440,283	440,283	-	-
Net income attributable to noncontrolling interest	40,063	-	-	40,063
Balance, December 31, 2009	$8,075,808	$(9,805,249)	$17,571,801	$309,256

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net Income (Loss) inclusive of noncontrolling interests	$ 480,346	$ (1,018,259)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	918,851	882,900
Warrants issued for services	43,693	150,831
Stock option compensation expense	320,414	641,004
Note receivable forgiveness exchanged for rent	-	9,000
Gain on acquisition	-	(413,952)
Changes in certain assets and liabilities:
Accounts receivable	305,565	111,805
Prepaid expenses and other	(110,546)	(90,851)
Other assets	(344,820)	(24,982)
Accounts payable and accrued expenses	(210,836)	300,635
Income tax liability	42,567	170,007
Other liabilities	446,760	(278,696)
Net cash provided by operating activities	1,891,994	439,442

Cash flow from investing activities:
(Increase) decrease in restricted cash	(275,078)	47,829
Forward purchase contract buyout	-	(941,289)
Distribution to minority shareholders	-	(50,000)
Purchase of minority interest investment	-	(448)
Proceeds from sale of assets, net	1,286	2,500
Purchase of property plant and equipment	(573,168)	(477,092)
Net cash used in investing activities	(846,960)	(1,418,500)

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2009	2008
Cash flows from financing activities:
Proceeds from notes payable	$ 2,088,000	$ 6,469,171
Stock issued	30,000	-
Stock issued in private stock offering	2,765,000	-
Private stock offering costs	(326,488)	-
Prepaid financing costs	108,338	159,130
Repayment of note payable to stockholder	(10,182)	(760,000)
Repayment on notes payable	(2,484,917)	(4,549,553)
Net cash provided by financing activities	2,169,751	1,318,748

Net Increase in Cash	3,214,785	339,690

Cash, Beginning	1,266,315	926,625

Cash, Ending	$ 4,481,100	$ 1,266,315

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 1,122,385	$ 1,012,813

Supplemental Disclosure of Non-Cash Activities:
Rent in exchange of note receivable repayment	$ -	$ 9,000
Acquisition of assets in exchange for note forgiveness	$ -	$ 2,740,584
Purchase of business assets in exchange for debt	$ -	$ 266,300

See notes to consolidated financial statements

 ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AdCare Health Systems, Inc. and Subsidiaries (“AdCare” or “the Company”), formerly Passport Retirement, Inc., is a developer, owner and manager of retirement communities, assisted living facilities, skilled nursing facilities and home health care services in the state of Ohio.  The Company manages fourteen facilities, comprised of six skilled nursing facilities, six assisted living facilities and two independent living/senior housing facilities, totaling approximately 824 units.  The Company also acquired a home health care business in 2005 and provides consulting and management services to various long-term care providers.

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

In 1999, AdCare formed Hearth & Home of Van Wert LLC. (Van Wert), which owns and operates an assisted living facility.  In, July 2007, AdCare acquired an additional .4% of Van Wert for a total interest of 49.2% through October 2008.  AdCare had agreed to offer to purchase the remaining 50.8% interests.  In October of 2008, AdCare purchased the minority interest in Van Wert to obtain 100% ownership, as set forth in the forward purchase agreement (see Note 6).

In 2001, AdCare formed Hearth & Home of Vandalia, Inc. (Vandalia), which owns and operates an assisted-living facility.  AdCare holds a 100% interest in Vandalia.

In 2002, AdCare formed The Pavilion Care Center, LLC (The Pavilion), which owns and operates a 50-bed nursing facility.  The Pavilion is a wholly-owned subsidiary of Hearth & Home of Ohio, Inc.

In March 2003, AdCare entered into a lease agreement with Covington Realty, LLC to lease the Covington Care Center (Covington), a 94-bed nursing facility.

In January 2005, AdCare acquired Assured Health Care, Inc. (Assured), which is a home healthcare agency.

Effective April 1, 2008, AdCare acquired 99% of The New Lincoln, Ltd.  The sole asset of The New Lincoln, Ltd. is the New Lincoln Lodge Retirement Residence which is a 49 unit senior living residence located in Columbus, Ohio (see Note 16).

 NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 105, Generally Accepted Accounting Principles.

Principles of Consolidation

During 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements (as codified in the ASC Topic 810, Consolidation).  ASC Topic 810 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary in consolidated financial statements and for the deconsolidation of a subsidiary.  ASC Topic 810 clarifies that a controlling interest in a subsidiary is an ownership interest in the consolidated entity and must be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity.  ASC Topic 810 also requires consolidated net income be reported at amounts that include both the parent and the noncontrolling interest.  The adoption of ASC Topic 810 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets (as codified in the ASC Topic 860, Transfers and Servicing).  SFAS 166 eliminates the exceptions for qualifying special-purpose entities (QSPE) from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting.  In addition, SFAS 166 requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact that adoption will have on its consolidated financial statements.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R) (as codified in the ASC Topic 810, Consolidation).  SFAS 167 revises guidance on when a variable interest entity (VIE) should be included in consolidated financial statements. SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on indentifying which reporting entity has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  SFAS 167 also requires additional disclosures about a reporting entity’s involvement in VIEs.  SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation (continued)

Presented below are the carrying amount and classification of the assets and liabilities of our variable interest entities as of December 31, 2009.

December 31, 2009
Current assets	$ 487,164
Other Assets	526,556
Property and equipment, net	3,797,700
Total assets	$ 4,811,420

Current liabilities	$ 278,383
Notes payable, net of current portion	3,933,822
Other Liabilities	37,505
Total liabilities	$ 4,249,710
Owner’s equity	561,710
Total liabilities and equity	$ 4,811,420

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period.  Examples include allowance for doubtful accounts, contractual allowances for Medicare and Medicaid, deferred taxes, tax valuation allowance and impairment of intangibles.  Actual results could differ materially from those estimates.

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

Potentially uncollectible patient accounts are provided for on the allowance method based on management’s evaluation of outstanding accounts receivable at year-end and historical experience. For the years ended December 31, 2009 and 2008, management recorded an allowance for uncollectible accounts estimated at approximately $156,000 and $79,000, respectively.

Management, Consulting and Development Fee Receivables and Revenue

Management, consulting and development fee receivables and revenue are recorded in the month that services are provided. For the years ended December 31, 2009 and 2008, management recorded an allowance for uncollectible accounts estimated at approximately $120,000 and $27,500 respectively.

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

Licenses

The Company has capitalized the cost of acquiring operating licenses in connection with the acquisitions of its two skilled nursing facilities The Pavilion and Hearth & Care of Greenfield.  In accordance with Codification Topic 350 Intangibles – Goodwill and Other, the licenses are tested for impairment annually.  The fair value of the operating licenses for the years ended December 31, 2009 and 2008 exceeded the carrying amount; therefore, no impairment loss was recognized.  The fair value of the operating licenses was estimated using the present value of future cash flows.  For the years ended December 31, 2009 and 2008, the total carrying amount of the operating licenses was approximately $1,200,000.  The operating licenses are tested for impairment in December of each year.

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

During 2007, the Company adopted new authoritative guidance related to the accounting for uncertain tax positions.  The new guidance prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. The adoption of this new guidance did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Segments

For the years ended December 31, 2009 and 2008, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000s)
	Manage-
	ment and	Home
	Facility	Based	Total	Cor-
	Based Care	Care	Segments	porate	Total

Year ended December 31, 2009:
Net Revenue	$25,545	$3,055	$28,600	$(1,909)	$26,691
Net Profit	19	421	440	-	440
Total Assets	27,451	2,653	30,104	-	30,104
Capital Spending	573	-	573	-	573

Year ended December 31, 2008:
Net Revenue	$23,782	$2,804	$26,586	$(1,793)	$24,793
Net Profit	(1,252)	176	(1,076)	-	(1,076)
Total Assets	24,294	2,545	26,839	-	26,839
Capital Spending	468	9	477	-	477

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and notes and accounts receivable.

Cash and cash equivalents

The Company maintains its cash with financial institutions.  From time to time, these balances exceed the federally insured limits.  These balances are maintained with high quality financial institutions which management believes limits the risk.  On October 3, 2008 the Emergency Economic Stabilization Act was passed raising the covered limit to $250,000 per depositor.  In addition, our primary financial institution participated in the FDIC Transaction Account Guarantee Program, which provides unlimited coverage.  As a result, for the years ended December 31, 2009 and 2008 no bank account balances were in excess of the federal depository insurance coverage limit.

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

Restricted Cash

The Regulatory Agreement established with the financing secured through the Department of Housing and Urban Development (HUD) for The Pavilion, Hearth & Home of Vandalia, Community’s Hearth & Home, Hearth & Home of Urbana, Lincoln Lodge, Hearth & Care of Greenfield and Hearth & Home of Van Wert requires monthly escrow deposits for taxes, insurance and replacement of project assets.  For the years ended December 31, 2009 and 2008, these deposits were $1,234,640 and $926,700 respectively.  These facilities also agreed to Fair Housing Administration (FHA) restrictions as to rental charges, operation policies and expenditures, and distributions to its member.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash (continued)

In 2008, the Company agreed to deposit $60,000 in an interest bearing CD with The Huntington National Bank as collateral for a loan associated with Assured Home Health.  The CD was released from restriction and converted to cash in July 2009.

In the State of Ohio, Nursing Homes are required to maintain a savings account for the use of the residents to deposit their personal funds.  The Company maintains such accounts for their nursing home residents with an offsetting liability as these funds are payable to the residents on demand.  For the years ended December 31, 2009 and 2008, the balance in these accounts was approximately $63,800 and $53,300 respectively.

Lincoln Lodge collects security deposits on their units.  This cash is held in a separate account as required.  For the years ended December 31, 2009 and 2008, the balance in this account was approximately $38,700 and $28,200 respectively.

Goodwill

Effective January 1, 2003, the Company adopted Codification Topic 350, Intangibles – Goodwill and Other.  Codification topic 350, Intangibles – Goodwill and Other requires, among other things that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition Codification Topic 350, Intangibles – Goodwill and Other requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life will be tested for impairment in accordance with the guidance in Codification Topic 350, Intangibles – Goodwill and Other.  The principal effect of the adoption of Codification Topic 350, Intangibles – Goodwill and Other was to eliminate amortization of the Company’s indefinite lived intangibles.  Goodwill is tested for impairment in accordance with Codification Topic 350, Intangibles – Goodwill and Other in the fourth quarter of each year.  Based on the Company’s impairment test, the Company determined that no impairment of goodwill existed at December 31, 2009.  Goodwill is part of our Management and Facility Based Care segment.

In November, 2008, the Company completed a forward purchase contract to acquire the outstanding partnership interest in Hearth & Home of Van Wert.  The value of the forward purchase contract was approximately $900,000.  The Company paid approximately $941,000 to satisfy the contract resulting in the acquisition of an additional $41,000 in goodwill.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Codification Topic 360, Impairment or Disposal of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs are expensed as incurred.  Advertising costs for the years ended December 31, 2009 and 2008 were approximately $319,100 and $284,000, respectively.

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

Earnings per Share

Codification Topic 260, Earnings Per Share requires the presentation of basic and diluted earnings per share.  Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding.  Earnings available to common stockholders include preferential distributions to Members in a manner similar to the treatment of dividends to preferred stockholders. Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common units were exercised or converted into common units.

Accounting Standards Codification

During 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as codified in the ASC Topic 105, Generally Accepted Accounting Principles).  SFAS 168 makes the FASB Accounting Standards Codification (ASC) the single source of authoritative accounting principles generally accepted in the United States (GAAP).  The ASC does not change GAAP, but introduces a new structure, organized by accounting topics, designed to simplify user access to all authoritative literature related to a particular topic.  All prior authoritative documents were superseded and all other accounting literature not included in the ASC is considered nonauthoritative.  As a result, prior GAAP references are no longer applicable.  Where applicable, the Company has replaced prior GAAP references with the new ASC references.

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition —Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition.  This ASU requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

Postretirement Benefit Plans

During 2009, the Company adopted the FASB Staff Position (FSP) No. FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets (as codified in the ASC Topic 715, Compensation - Retirement Benefits).  This FSP requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, and concentrations of credit risk within plan assets and inputs and valuation techniques used to measure the fair value of plan assets.  This FSP also requires disclosure of the effects of measurements on changes in plan assets for the period for fair value measurements using significant unobservable inputs. As this FSP is only disclosure-related, the adoption does not impact the Company’s results of operations, financial position, or cash flows.  In addition, AdCare does not offer this type of plan at this time.

Business Combinations

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

Consolidation

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

Fair Value Measurements and Disclosures

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (as codified in the ASC Topic 820, Fair Value Measurements and Disclosures).  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  SFAS 157 also requires fair value measurements to be disclosed by level within that hierarchy.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted or Issued Accounting Pronouncements (continued)

Fair Value Measurements and Disclosures (continued)

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

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value, which amends ASC Topic 820, Fair Value Measurements and Disclosure.  ASU 2009-05 clarifies the measurement of liabilities at fair value in the absence of observable market information.  ASU 2009-05 is effective for the Company’s first reporting period beginning January 1, 2010.  The Company is currently evaluating the impact that adoption will have on its financial statements.

Subsequent Events

During 2009, we adopted Statement of Financial Accounting Standard (SFAS) No. 165, Subsequent Events (as codified in the ASC Topic 855, Subsequent Events).  SFAS 165 clarifies the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires management to disclose the date through which subsequent events were evaluated and whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of SFAS 165 did not have a material effect on our consolidated results of operations, financial position, or cash flows.  Refer to NOTE 18 – SUBSEQUENT EVENTS for additional information.

Reclassification

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company achieved a net income of approximately $440,000 and incurred a net loss of $1,076,000 for the years ended December 31, 2009 and 2008, respectively.  The company has working capital of approximately $2,658,000 at December 31, 2009.  The Company’s ability to sustain profitable operations is dependent on continued growth in revenue and controlling costs.

Management’s plans for sustaining liquidity and profitability in future years encompass the following:

•

increase facility occupancy.

•

add additional management contracts.

•

acquire existing cash flowing operations to expand our operations and branch out into other related areas of business.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and sustain profitability.  However, there can be no assurance that such events will occur.

NOTE 3.

PROPERTY AND EQUIPMENT

	Estimated
	Useful	December 31,
	Lives (Years)	2009	2008
Buildings and improvements	5 to 40	$15,989,300	$15,729,206
Equipment	2-10	3,084,940	2,776,999
Land	-	2,945,928	2,922,712
Furniture and fixtures	2-5	689,090	642,195
Construction in process	-	66,773	143,863
		22,776,031	22,214,975
Less: accumulated depreciation		6,331,003	5,442,315
		$16,445,028	$16,772,660

For the years ended December 31, 2009 and 2008 depreciation expense was approximately $899,500 and $868,000, respectively.

NOTE 4.

NOTES PAYABLE AND OTHER DEBT

	December 31,
	2009	2008
Promissory note payable to a financial institution in the original principal amount of $2,041,000, executed on December 22, 2003. The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.00% per annum (4.25% at November 30, 2009 and December 31, 2008) with monthly principal and interest payments of approximately $11,590. The note matures on January 1, 2026. The note is secured by inventory, accounts, equipment, general intangibles and fixtures. The note is subject to various financial and restrictive covenants. The note was refinanced in November 2009.	$ -	$ 1,878,794

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $3,721,500 executed on February 17, 2000. The note bears interest at the rate of 8.50% per annum with monthly principal and interest payments of approximately $27,309. The note matures on May 1, 2041. The note has various restrictive covenants imposed by HUD.	3,586,038	3,607,918

On January 26, 2005, AdCare issued a promissory note to the major stockholder of Assured Home Health, Inc. The face value of the note is $450,000 and accrues interest during 2005 which adds to the note balance. The note then bears interest of 5% and is payable in 36 monthly payments of $14,161 beginning February 2006 and maturing February 2009.	-	28,173

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,108,800 executed on November 27, 2007. The note bears interest at the rate of 5.95% per annum with monthly principal and interest payments of approximately $15,047. The note matures on December 1, 2027. The note is subject to various covenants and is collateralized by real estate and rental income.	1,992,094	2,052,178

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,524,800 executed on September 1, 2008 to refinance a construction loan at Greenfield. The note bears interest at the rate of 6.50% per annum with monthly principal and interest payments of approximately $15,960. The note matures on August 1, 2038. The note has various restrictive covenants imposed by HUD.	2,486,759	2,515,596

Lease payable to a financial institution executed on February 15, 2008. The note bears interest of 8.616%. The note matures on February 15, 2012. The note is secured by computer equipment.	140,869	200,043

Mortgage note payable to a financial institution in the principal amount of $300,000 executed on October 17, 2008. The note bears interest indexed to the Daily Fluctuating LIBOR rate plus 3% per annum (approximately 3.23% at December 31, 2009) with monthly principal and interest payments of approximately $4,144. The note matures on February 1, 2017. The note is collateralized by real estate.	268,750	300,000

Notes payable to unrelated third parties executed on November 15, 2008 related to the purchase of Hearth & Home of Van Wert. The notes mature in November 2010 and bear interest of 5%. The notes are unsecured.	103,835	134,400

NOTE 4.

NOTES PAYABLE AND OTHER DEBT (Continued)

	December 31,
	2009	2008
Line of credit payable to a financial institution with a maximum limit of $100,000. The note bears interest at 4.45% and is revolving.	$ -	$96,700

Line of credit payable to a financial institution with a maximum limit of $50,000. The note bears interest at 4.25% and is revolving.	49,687	49,687

Assumed mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,162,500 executed on June 1, 1995. The note bears interest at the rate of 7.25% per annum with monthly principal and interest payments of approximately $13,800. The note matures on July 1, 2036. The note has various restrictive covenants imposed by HUD.	1,940,031	1,963,225

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $1,863,800 executed on August 1, 2008 to refinance bonds. The note bears interest at the rate of 6.65% per annum with monthly principal and interest payments of approximately $11,450. The note matures on July 1, 2043. The note has various restrictive covenants imposed by HUD.	1,843,816	1,858,116

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,142,700 executed on August 1, 2008 to refinance bonds. The note bears interest at the rate of 6.65% per annum with monthly principal and interest payments of approximately $13,170. The note matures on July 1, 2043. The note has various restrictive covenants imposed by HUD.	2,119,725	2,136,165

Note payable to a financial institution executed on July 24, 2008. The note bears interest indexed to the Wall Street Journal Prime Rate plus 1.50% per annum (4.75% at December 31, 2009) and is interest only payments until March 2009. The note matures on May 1, 2013. The note is secured with receivables from Assured.	601,339	748,372

Mortgage note payable, insured by HUD, to a financial institution in the original principal amount of $2,181,200 executed on November 9, 2009 to refinance previous mortgage. The note bears interest at the rate of 5.10% per annum with monthly principal and interest payments of approximately $11,148. The note matures on December 1, 2044. The note has various restrictive covenants imposed by HUD.	2,181,200	-

Other	85,389	118,744
	17,399,532	17,688,111

Less current portion of long term debt	698,504	713,323
Total long-term debt	$16,701,028	$16,974,788

NOTE 4.

NOTES PAYABLE AND OTHER DEBT (Continued)

Maturities on the Company’s debt obligations for each of the next five years and thereafter are as follows:

2010	$ 698,504
2011	522,857
2012	475,131
2013	319,395
2014	297,205
Thereafter	15,086,440
$ 17,399,532

NOTE 5.

NOTES PAYABLE – STOCKHOLDERS

	December 31,
	2009	2008

Promissory note payable to a stockholder in the original principal amount of $835,000 executed on April 27, 2006. The note bears interest equal to the prime rate (3.25% at December 31, 2009 and 2008) per annum and requires interest only payments monthly. The note originally matured on May 1, 2007, but was extended to December 31, 2010. A portion of this note was refinanced in July 2008 and $760,000 of the note was repaid.	$33,876	$44,058

Less current portion of shareholder debt	9,432	9,432
Total long-term shareholder debt	$24,444	$34,626

NOTE 6.  FORWARD PURCHASE CONTRACT

In October 2003, the Company amended a purchase agreement with certain minority interest holders in one of its subsidiaries.  As a result of that amendment, the Company became subject to the accounting pursuant to Codification topic 480 Distinguishing Liabilities from Equity which was effective for agreements entered into or amended after May 31, 2003.  The amendment contained a forward purchase contract which was accounted for as a liability.  The amount of the liability, at the date of the amendment, measured as set forth in SFAS 150, was approximately $985,000, which has been recorded using purchase accounting as required by SFAS 150, EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to and Potentially Settled in the Stock of a Consolidated Subsidiary” and FASB 141, “Business Combinations.”  This resulted in an increase to the carrying value of the real property of $250,000 and the recording of goodwill of approximately $865,000.  This purchase accounting adjustment was related to the minority interest being reduced by previously incurred net losses attributable to those minority interests prior to the date of adoption of SFAS 150.  The resulting goodwill has been tested for impairment annually.  No impairment charge has been recognized.  In periods subsequent to 2003, the liability has been reduced for payments made to the minority interests as a result of the forward purchase contract and adjusted by changes in the present value of the amount to be paid under the forward purchase contract as required by SFAS 150.  The liability is recorded at the greater of the interest holders’ cash basis or fair value.  There were no payments made to minority interests or adjustments required due to changes in fair value in 2009 and 2008.  In November 2008, the Company completed the forward purchase contract to obtain 100% ownership of Hearth & Home of Van Wert at a total cost of $941,289 of which $800,664 was in cash while the remaining $140,625 was issued in the form of notes payable which mature in 2010 (see Note 4).

NOTE 7.

STOCK BASED COMPENSATION

From time to time, as determined by the Board of Directors, the Company grants stock based compensation awards to officers, directors, employees and certain consultants to the Company.  The Board of Directors administers the granting of awards, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  The Board currently has three separate grants of stock based compensation awards that have provided both incentive and nonqualified stock options and awards to various consultants to the Company.

The Company uses the Black Scholes option pricing model for estimating the fair values of employee share options, warrants and similar instruments as permitted by ASC Topic 718, Stock Compensation.

Expected Dividend:  The Company has not historically paid dividends and does not expect to pay dividends in the near future.  As such, there is no expected dividend yield.

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

Employee Stock Options

In August 2004, the Company granted 114,200 options with a weighted-average fair value estimated at $0.36 per share.  The options have a term of 5 years and the exercise price per share was equal to the fair market value on the grant date.  The stock options vested 40% on the date of grant and 20% for each of the three years from the date of grant.  The options began to expire in August 2009.

In May 2007, the Company granted 199,000 options with a weighted-average fair value estimated at $0.58 per share.  The options have a term of 5 years and the exercise price per share was equal to the fair market value on the grant date.  The stock options vested 20% on the date of grant and 20% for each of the 4 years from the date of grant.  The options begin to expire in May 2012.

There were no grants during 2009 or 2008.

Total stock option compensation expense of $20,892 was recognized for each of the periods ending December 31, 2009 and 2008, respectively.

NOTE 7.  STOCK BASED COMPENSATION (Continued)

Employee Stock Options (continued)

The following summarizes the Company’s stock option activity for the period ending December 31, 2009:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2009	272,000	$1.85
Granted	-	-
Exercised	-	-
Forfeited	(20,600)	$1.91
Expired	(32,320)	$2.50
Outstanding at December 31, 2009	219,080	$1.76	3.6 years	$ -
Exercisable at December 31, 2009	155,640	$1.86	2.7 years	$ -

At December 31, 2009, the Company has approximately $42,000 of unrecognized compensation expense related to outstanding stock options.  Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 0.85 years.

Employee Common Stock Warrants

In November 2007, the Board recommended a new warrant incentive plan (the “Incentive Plan”) and, at a special meeting of shareholders held on August 15, 2008, the Company’s shareholders approved the issuance of warrants to purchase up to 1,092,305 shares of the Company’s common stock to certain officers and directors of the Company.  The warrants issued in connection with the incentive plan are exercisable for a period of 10 years and vest equally over a period of five years.  The exercise price of the warrants vesting in calendar year 2008 was $1.21 per share.  The exercise price of the warrants vesting in calendar year 2009 was $2.25 per share.  The exercise price of the warrants vesting in 2010 is $3.00 per share.  Thereafter, in calendar years 2011 and 2012, the exercise price of the warrants would float based upon the average closing price of the Company’s common stock on NYSE-Amex but not less than $3.00 per share.  As of January 1, 2009, 438,783 warrants have vested with a weighted-average fair value estimated at $1.35 per share.  The warrants have a term of 10 years and were at an exercise price per share less than the fair market value on the grant date.  The warrants are exercisable until the term expires in August, 2018.  An aggregate total of 514,134 warrants issued under the Incentive Plan were originally scheduled to vest in calendar years 2010, 2011, and 2012, at the rate of 171,378 warrants per year (the “Unvested Warrants”).

In September 2009, the company granted 300,000 warrants to its Vice Chairman and Chief Acquisitions Officer.  One third of the warrants vested on the grant date with an exercise price of $3.00 per share and the remaining two thirds vest equally in 2010 and 2011 with exercise prices of $4.00 and $5.00, respectively.  The Company estimated the weighted average fair value at $.97 per share.  The warrants expire in September, 2017

In December 2009, shareholders approved modifying the incentive plan warrants scheduled to vest in 2011 so that the exercise price is fixed at $4.00 per share.  Subsequently, the Company granted 171,378 warrants with a fair value estimated at $1.05 per share.  One third of the warrants vested in December 2009 with the remaining scheduled to vest equally in December 2010 and December 2011.  The warrants are exercisable until the term expires in August 2018.  This modification was accounted for in accordance with provisions in ASC Topic 718, Stock Compensation.

NOTE 7.  STOCK BASED COMPENSATION (Continued)

Employee Common Stock Warrants (continued)

In December 2009, shareholders approved eliminating the incentive plan warrants scheduled to vest in 2012 and approved issuing 171,378 shares of the Company’s common stock to certain officers and directors with a one year restriction on transfer (“restricted shares”).  See the Restricted Shares section of this note.

In December 2009, the Company granted 125,000 warrants to members of senior management with a fair value estimated at $1.05 per share.  The warrants have a term of 5 years and an exercise price of $3.00 per share.  One third of the warrants vest in December 2009 with the remaining two thirds scheduled to vest equally in December 2010 and December 2011.  The warrants are exercisable until the term expires in December, 2014.

The significant assumptions used to estimate the fair value of employee common stock warrants granted using the Black Scholes option-pricing model is as follows:

	2009	2008
Dividend Yield	0.0%	0.0%
Expected Volatility	48.0%	43.0%
Risk-Free Interest Rate	2.53%	3.13%
Expected Term	7 years	4.5 years

The following summarizes the Company’s employee common stock warrant activity for the period ending December 31, 2009:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2009	1,084,322	$2.37
Granted	596,378	$3.79
Exercised	-	-
Forfeited	(18,405)	$1.21
Cancelled or Modified	(342,756)	$3.00
Expired	(8,000)	$1.00
Outstanding at December 31, 2009	1,311,539	$2.75	7.5 years	$ -
Exercisable at December 31, 2009	1,028,204	$1.73	7.8 years	$ -

For the years ended December 31, 2009 and 2008, the Company recognized approximately $258,000 and $587,000, respectively, of related compensation expense.  The Company has approximately $379,000 of unrecognized compensation expense related to these warrants as of December 31, 2009.  Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 1.12 years.

NOTE 7.  STOCK BASED COMPENSATION (Continued)

Non-employee Common Stock Warrants

On February 1, 2008, the Company engaged GCC-Prospect Corporation (“GCC”) for the purposes of providing certain investment banking and advisory services.  Among other services, GCC was to assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources for the Company to fund its strategic business plan. In addition, they were to help in identifying acquisition and joint venture transactions to further the expansion plans of the Company.  In exchange for their services, the Company paid GCC a total of $10,000 per month and granted 30,000 warrants with a fair value estimated at $.75 per warrant.  The warrants have a term of 5 years and were at an exercise price per share less than the fair market value on the grant date.  The warrants are exercisable until the term expires in January, 2013.

In November, 2008, the Company extended the agreement with GCC.  In exchange for their services, the Company granted 80,000 warrants with 30,000 vesting in the first month of the extension and the remaining 50,000 vesting equally over the remaining five months with 40,000 vesting during 2009.  Additionally, the Company agreed to pay GCC $10,000 beginning November 1, 2008, at the successful closing of a transaction.  The Company terminated this agreement in August, 2009.  The Company estimated the warrants had a grant date weighted average fair market value of $.64 per warrant.  The warrants have a term of 5 years and were at an exercise price per share less than the fair market value on the grant date.  The warrants are exercisable until their terms begin to expire in January, 2013.

In accordance with the terms and conditions contained in the underwriting agreement for the private offering of the Company’s common stock, the Company agreed to pay the placement agent 10% warrant coverage.  Therefore, 140,000 warrants were issued.  The warrants are exercisable at $2.00 per share.  The Company valued the warrants using the Black Scholes option pricing model, at approximately $199,000 or $1.42 per share.  The issuance of the warrants and the related expense, which was treated as a cost of the offering, were both offsetting adjustments to additional paid in capital. The warrants expire in December, 2014.

The significant assumptions used to estimate the fair value of non employee common stock warrants granted using the Black Scholes option-pricing model is as follows:

	2009	2008
Dividend Yield	0.0%	0.0%
Expected Volatility	48.0%	38.0%
Risk-Free Interest Rate	2.53%	2.71%
Expected Term	3.4 years	5 years

NOTE 7.  STOCK BASED COMPENSATION (Continued)

Non-employee Common Stock Warrants (continued)

The following summarizes the Company’s non-employee common stock warrant activity for the period ending December 31, 2009:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2009	334,000	$1.93
Granted	180,000	$1.78
Exercised	-	-
Forfeited	(14,000)	$1.00
Outstanding at December 31, 2009	500,000	$1.87	3.8 years	$ -
Exercisable at December 31, 2009	500,000	$1.87	3.8 years	$ -

For the years ended December 31, 2009 and 2008, the Company recognized approximately $15,000 and $184,000, respectively, of related compensation expense.  At December 31, 2009, the Company has no unrecognized compensation expense related to outstanding non-employee common stock warrants.

Restricted Stock

In December 2009, shareholders approved eliminating the incentive plan warrants scheduled to vest in 2012 and approved issuing 171,378 shares of the Company’s common stock with a one year restriction on transfer (“restricted stock”) to certain directors and members of management.  The restricted stock is subject to forfeiture if the recipient is not a director or employed by the Company at the end of the one year restriction.  The Company determined the fair value of the restricted stock to be equal to the grant date stock price of $2.90.  The related compensation expense is being recognized over the one year restricted period.

The following summarizes the Company’s restricted stock activity for the period ending December 31, 2009:

	Number	Weighted Avg.
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	-	-
Granted	171,378	$2.90
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2009	171,378	$2.90

At December 31, 2009, the Company has approximately $456,000 of unrecognized compensation expense related to restricted stock.  Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings during 2010.

NOTE 8.

PRIVATE SALE OF COMMON STOCK

In December, 2009, at a special shareholder meeting, shareholders approved the sale of 1,382,500 shares of stock and warrants in a private offering of the Company’s stock.  The offering consisted of Units with each Unit containing one share of the Company’s common stock and one five-year warrant to purchase an additional share of common stock at $2.50 per share.  As a result, 1,382,500 new shares of common stock and 1,382,500 warrants were issued.  Gross proceeds of the private sale $2,765,000.  Proceeds, net of the underwriter’s expenses, were approximately $2,439,000.

NOTE 9.

COMMON STOCK WARRANTS

A summary of the status of the Company’s common stock warrants as of December 31, 2009 and December 31, 2008 is presented below:

	December 31,
	2009	2008

Beginning balance	1,406,000	1,406,000
Issued	1,382,500	-
Exercised	-	-
Expired	-	-
Ending balance	2,788,500	1,406,000

In connection with the Company’s private sale of stock and warrants in December 2009, the Company issued 1,382,500 warrants.  The warrants have an exercise price of $2.50 per share and expire in December, 2014.

In December 2009, shareholders approved amending the 1,406,000 warrants issued in November 2006 in connection with the Company’s initial public offering.  The amendments included reducing the exercise price from $5.40 to $2.50, extending the expiration date from November, 2011, to December, 2014, and adding a callable option that will allow the Company to call for repurchase of all, or any portion of, the warrants for $.10 per warrant provided that (i) the common stock underlying the warrants is registered and (ii) the common stock trades at or above $6.00 per share for ten consecutive trading days during which the average daily volume for the ten day period is at least 40,000 shares.  The callable feature has been accounted for in accordance with ASC 480-10-25, “Distinguishing Liabilities from Equity”.  The Company has determined that since the warrants will be redeemed only upon the occurrence of conditional events, the call option does not meet the definition of a mandatorily redeemable financial instrument in ASC 480-10-25 and, therefore, no liability has been recorded.   However, the call option will be assessed at each reporting period to determine whether circumstances have changed such that the instrument now meets the definition of a mandatorily redeemable instrument (that is, the call option is no longer conditional). If conditions have occurred or have become certain to occur, the financial instrument will be reclassified as a liability.

NOTE 10.

INCOME TAXES

The provision for income taxes attributable to continuing operations for the years ended December 31, 2009 and December 31, 2008 is presented below.

	December 31,
	2009	2008
Current Tax Expense (Benefit):
Federal	-	-
State	-	-

Deferred Tax Expense (Benefit):
Federal	42,567	170,007
State	-	-
	42,567	170,007
Total income tax expense (benefit)	42,567	170,007

At December 31, 2009 and December 31, 2008, the tax effect of significant temporary differences representing deferred tax assets are as follows:

	December 31,
	2009	2008
Net current deferred tax asset:
Allowance for doubtful accounts	92,376	33,841
Accrued expenses	130,539	82,293
	222,915	116,134
Net long-term deferred tax asset (liability):
Net operating loss carry forwards, AdCare	$ 2,700,232	$ 3,096,503
Investment in New Lincoln Lodge	(140,744)	(140,744)
Income tax benefit-New Lincoln Lodge	(71,886)	(211,429)
Depreciation and amortization	(252,103)	(266,375)
Stock based compensation	268,300	187,973
	2,503,799	2,665,928
Total deferred tax assets	2,726,714	2,782,062
Valuation allowance	(2,939,288)	(2,952,069)
Net deferred tax asset	$ (212,574)	$ (170,007)

NOTE 10.

INCOME TAXES (Continued)

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31,
	2009	2008
Income tax at statutory rate	34.00%	34.00%
Stock options	4.81%	(0.78)%
Meals and entertainment	0.45%	(0.26)%
Penalties	0.00%	(0.21)%
Officers life insurance	1.94%	(0.96)%
Net taxable flow through income – CHH	0.07%	2.67%
Net taxable flow through income – HVW	8.19%	(0.11)%
Change in valuation allowance	(39.80)%	(50.62)%
Change in effective tax rate	0.00%	1.37%
Other	0.00%	(3.87)%
Effective tax rate	9.66%	(18.77)%

As of December 31, 2009, AdCare had consolidated federal net operating loss (“NOL”) carry forwards of approximately $7,942,000.  These NOLs begin to expire in 2011 through 2023.

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

NOTE 11.

COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company has various non-cancelable operating leases for office space, Covington Care Center nursing facility and equipment which expire through August 2013.  During 2008, the lease was renegotiated for Covington Care Center resulting in lower lease payments.  Rent expense under this agreement for 2009 and 2008 was approximately $629,000 and $528,000 respectively.

Future minimum lease payments as of December 31, 2009 are as follows:

2010	$ 560,000
2011	605,000
2012	620,000
2013	155,000
$1,940,000

Legal Matters

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  For the years ended December 31, 2009 and 2008, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

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

NOTE 12.

THIRD-PARTY REIMBURSEMENT (Continued)

Medicaid (continued)

For the years ended December 31, 2009 and 2008, management estimated that no amounts are due to the Medicaid program resulting from non-allowable or misclassified costs for any open Medicaid reimbursement years.

Third-Party Overpayments

ODJFS overpaid the Company on certain of its Medicaid residents.  Medicaid overpayments were approximately $172,100 and $128,600 for the years ended December 31, 2009 and 2008, respectively, and are included in accrued expense in the accompanying consolidated balance sheet.  The Company received Medicaid payments for residents who were previously discharged or for residents who were covered by the Medicare program or other payers.  The overpayments are primarily due to the ODJFS’ lack of processing status changes on a timely basis despite the Company’s submission of such changes.

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

NOTE 13.

RELATED PARTY TRANSACTIONS

On April 27, 2006, a stockholder loaned the Company $835,000 that was used to repay the loan for Assured Health Care.  The majority of this note was subsequently refinanced in July 2008 and repaid to the stockholder.  The balance as of December 31, 2009 was approximately $34,000. (see Note 5).

NOTE 14.

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

The Company has 100% of its 194 nursing facility beds certified under the Medicaid and Medicare programs.  A summary of occupancy utilization and net revenues for these nursing facility beds is as follows:

		Percent of	Percent of
	Percent of	Long-Term	Patient
For the Year Ended	Total Occupancy	Care Receivables	Care Revenue

Medicaid
December 31, 2009	67%	38%	50%
December 31, 2008	63%	37%	53%

Medicare
December 31, 2009	15%	23%	30%
December 31, 2008	14%	24%	25%

Other Payers
December 31, 2009	18%	39%	20%
December 31, 2008	23%	39%	22%

NOTE 15.

DEFERRED COMPENSATION PLAN

The Company maintains a non-qualified deferred compensation plan available to a select group of management or highly compensated employees.  Contributions to the plan are made by the participants. The Company does not provide any matching contributions.  The benefits of the plan are payable upon the employee’s separation of employment with the Company.  As of December 31, 2009, the Company recorded an asset of approximately $292,500 to reflect the amount of investments held in the plan and a corresponding liability acknowledging the Company’s obligation to employees participating in the plan (included in other assets and other liabilities in the accompanying balance sheet).  The underlying assets are recorded at fair value and primarily represent short term fixed income assets invested at the participants' direction.  Contributions to the plan in 2009 were not material.

In February, 2008, the Company withdrew $150,000 from the plan and deposited it in a savings account to use as a line of credit.  The Company paid 8% interest on the funds withdrawn until they were repaid in 2009.

NOTE 16.

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

NOTE 16.

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

In November, 2008, the Company acquired the remaining 50.8% ownership interest in Hearth & Home of Van Wert, LLC as required by our forward purchase contract (see Note 6).  Through October 2008, the Company owned 49.2% of the limited liability company with the remaining 50.8% owned by individual investors.  The total cost of the acquisition was $941,289 of which $800,664 was satisfied in cash while the remaining $140,625 was satisfied in the form of a sellers’ notes payable which mature in 2010 (see Note 4).  Approximately $41,000 was allocated to goodwill with the balance treated as an additional equity investment by the Company for the purpose of eliminating the liability for the forward purchase contract.

NOTE 17.

BENEFIT PLANS

The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees.  All employees are eligible once they reach age 21.  The Company matches employee contributions at 50% up to 2% of the employee’s salary.  Total matching contributions during 2009 and 2008 were approximately $59,000 and $45,000, respectively.

NOTE 18.  SUBSEQUENT EVENTS

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

On March 7, 2010, Coosa Nursing ADK, LLC, a wholly owned subsidiary of the Company, entered a Purchase Agreement with Coosa Valley Health Care Inc, an Alabama corporation, to acquire the assets of Coosa Valley Health Care, a 124 bed skilled nursing facility located in Gadsden, Alabama.  The purchase price is $8,700,000 with an anticipated closing date of June 1, 2010.  The Company paid $150,000 upon signing the purchase agreement as earnest money.

On March 7, 2010, Attalla Nursing ADK, LLC, a wholly owned subsidiary of the Company, entered a Purchase Agreement with Attalla Health Care Inc., an Alabama corporation, to acquire the assets of Attalla Health Care, a 182 bed skilled nursing facility located in Attalla, Alabama.  The purchase price is $9,800,000 with an anticipated closing date of June 1, 2010.  The Company paid $150,000 upon signing the purchase agreement as earnest money.

If the Company terminates the purchase agreement(s) because of seller’s failure to satisfy certain conditions of the purchase agreement(s), the earnest money will be returned to the Company.  Conversely, if the Company fails to complete the purchase for reasons other than the defined conditions within the purchase agreement(s), then the seller will retain the earnest money.  Upon closing of the purchase, the earnest money will be applied against the purchase price.

An estimate of the financial effect of these subsequent transactions can not be made as of March 31, 2010.

On March 31, 2010, the Company acquired its partner’s 50% noncontrolling interest ownership in two assisted living facilities located in Springfield Ohio known as Community’s Hearth & Home.  Also on March 31, 2010, the Company acquired its partner’s 50% noncontrolling interest ownership in one assisted living facility located in Urbana Ohio known as Hearth & Home of Urbana.  The purchase price was $500,000; however, due to the timing of this transaction, the financial effect of this subsequent transaction has not been determined as of March 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2010 Annual Meeting of Shareholders to be held June 4, 2010, and is incorporated herein by reference.

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

Item 11.  Executive Compensation

We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the SEC on or prior to April 21, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the SEC on or prior to April 21, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference information on certain relationships and related transactions under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, which we will file with the SEC on or prior to April 21, 2010.

Item 14.  Principal Accountant Fees and Services

We incorporate by reference information on principal accountant fees and services under the heading “Fees of the Registered Independent Public Accounting Firm for the Year Ended December 31, 2009” in our Proxy Statement, which we will file with the SEC on or prior to April 21, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Reports on Form 8-K.

The Company filed the following Reports on Form 8-K during 2009:

Date	Description
February 5, 2009	Announcing the termination of a material definitive agreement
April 2, 2009	Press release announcing earnings results for the year ended December 31, 2008, and the departure of a director.
May 18, 2009	Press release announcing earnings results for the quarter ended March 31, 2009.
September 24, 2009	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and related press release
December 11, 2009	Unregistered Sales of Equity Securities and related press release
December 23, 2009	Press release announcing shareholder approval of warrant modifications

The Company filed the following Reports on Form 8-K subsequent to December 31, 2009:

Date	Description
January 4, 2010	Election of directors and related press release.
March 11, 2010	Material definitive agreements and press release announcing potential acquisitions

Exhibits.  Exhibits included or incorporated by reference herein:  See Exhibit Index below.

Exhibit	Description of Exhibit	Location
3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1	incorporated by reference from Exhibit 3.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
3.2	Code of Regulations of the Registrant	Exhibit 3.2	incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.1	Specimen Common Share Certificate	Exhibit 4.1	incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.2	Specimen Unit Certificate	Exhibit 4.2	incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.3	Specimen Warrant Certificate	Exhibit 4.3	incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.4	Form of Warrant Agreement, dated ________, 2006	Exhibit 4.4	incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.5	2004 Non-Qualified and Incentive Stock Option Plan of Registrant	Exhibit 4.5	incorporated by reference from Exhibit 4.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.6	Form of Representative’s Warrant	Exhibit 4.6	incorporated by reference from Exhibit 4.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.1	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Exhibit 10.1	incorporated by reference from Exhibit 99 of the Company’s Form 8-K filed September 8, 2008
10.2	Employment Agreement between AdCare Health Systems, Inc. and Gary L. Wade, dated September 1, 2008	Exhibit 10.2	incorporated by reference from Exhibit 99 of the Company’s Form 8-K filed September 8, 2008
10.3	Employment Agreement between AdCare Health Systems, Inc. and J. Scott Cunningham, dated September 1, 2008	Exhibit 10.3	incorporated by reference from Exhibit 99 of the Company’s Form 8-K filed September 8, 2008
10.4	Form of Secured Promissory Debenture dated _________, 2005	Exhibit 10.4	incorporated by reference from Exhibit 10.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.5	Form of Warrant to Purchase Common Stock dated _________, 2005	Exhibit 10.5	incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.6	Form of Subordinated Note dated October 31, 2004	Exhibit 10.6	incorporated by reference from Exhibit 10.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.7	Form of Warrant to Purchase Shares of AdCare Health Systems, Inc. dated October 31, 2004	Exhibit 10.7	incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.8	Promissory Note between Assured Health Care, Inc., AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $1,650,000	Exhibit 10.8	incorporated by reference from Exhibit 10.8 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.9	Promissory Note between AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $300,000	Exhibit 10.9	incorporated by reference from Exhibit 10.9 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.10	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $96,000	Exhibit 10.10	incorporated by reference from Exhibit 10.10 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.11	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $2,041,000	Exhibit 10.11	incorporated by reference from Exhibit 10.11 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.12	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $190,000	Exhibit 10.12	incorporated by reference from Exhibit 10.12 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.13	Promissory Note between Hearth & Care of Greenfield, LLC and Cornerstone Bank in the original amount of $1,412,000	Exhibit 10.13	incorporated by reference from Exhibit 10.13 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.14	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and Cornerstone Bank dated December 1, 2002	Exhibit 10.14	incorporated by reference from Exhibit 10.14 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.15	Regulatory Agreement and Mortgage Note between Hearth and Home of Vandalia, Inc. and Banc One Capital Funding Corporation, in the original amount of $ 3,721,500	Exhibit 10.15	incorporated by reference from Exhibit 10.15 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.16	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,295,000	Exhibit 10.16	incorporated by reference from Exhibit 10.16 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.17	Promissory Note between Covington Realty, LLC and AdCare Health Systems, Inc., in the original amount of $100,000	Exhibit 10.17	incorporated by reference from Exhibit 10.17 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.18	Promissory Note between AdCare Health Care Systems, Inc, and Assured Health Care, Inc. and Mary Fair, in the original amount of $450,000	Exhibit 10.18	incorporated by reference from Exhibit 10.18 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.19	Promissory Note between AdCare Health Care Systems, Inc, and Homer McKnight, in the original amount of $835,000	Exhibit 10.19	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.20	Investment Banking Agreement entered into with Capital City Partners dated December 29, 2006	Exhibit 10.20	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.21	Consulting Agreement entered into with The McKnight Group dated March 5, 2007	Exhibit 10.21	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.22	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and The Huntington National Bank dated September 13, 2007	Exhibit 10-22	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.23	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Exhibit 10-23	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.24	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,108,800 dated November 27, 2007	Exhibit 10.24	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.25	Letter Agreement with Prospect Financial Advisors and GCC Capital dated January 30, 2008	Exhibit 10.25	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.26	Regulatory Agreement and Mortgage Note between Hearth & Home of Urbana and Red Mortgage Capital, Inc, in the original amount of $2,142,700 dated June 26, 2008	Exhibit 10.26	incorporated by reference from Exhibit 10.26 of the Company’s annual report on form 10-K filed March 31, 2009.
10.27	Regulatory Agreement and Mortgage Note between Community’s Hearth & Home and Red Mortgage Capital, Inc, in the original amount of $1,863,800 dated June 26, 2008	Exhibit 10.27	incorporated by reference from Exhibit 10.27 of the Company’s annual report on form 10-K filed March 31, 2009.
10.28	Promissory Note between Assured Health Care and Huntington National Bank in the original amount of $760,000 dated July 24, 2008	Exhibit 10.28	incorporated by reference from Exhibit 10.28 of the Company’s annual report on form 10-K filed March 31, 2009.

Exhibit	Description of Exhibit	Location
10.29	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $300,000 dated October 17, 2008	Exhibit 10.29	incorporated by reference from Exhibit 10.29 of the Company’s annual report on form 10-K filed March 31, 2009.
10.30	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $100,000 dated November 14, 2008	Exhibit 10.30	incorporated by reference from Exhibit 10.30 of the Company’s annual report on form 10-K filed March 31, 2009.
10.31	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc, in the original amount of $2,524,800 dated July 29, 2008	Exhibit 10.31	incorporated by reference from Exhibit 10.31 of the Company’s annual report on form 10-K filed March 31, 2009.
10.32	Promissory Note between AdCare Health Systems and the AdCare Deferred Compensation plan for a $150,000 line of credit dated January 2008.	Exhibit 10.32	incorporated by reference from Exhibit 10.32 of the Company’s annual report on form 10-K filed March 31, 2009.
10.33	Regulatory Agreement and Mortgage Note between Hearth & Home of Van Wert and Red Mortgage Capital, Inc, in the original amount of $2,181,200 dated November 1, 2009	Exhibit 10.33	attached hereto
14	Code of Ethics	Exhibit 14	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007
21.1	Subsidiaries of the Registrant	Exhibit 21.1	incorporated by reference from Exhibit 21.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
23.1	Consent of Battelle & Battelle LLP	Exhibit 23.1	attached hereto
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.1	attached hereto
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.2	attached hereto
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.1	attached hereto
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.2	attached hereto
99.1	Audit Committee Charter	Exhibit 99.1	incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
99.2	Compensation Committee Charter	Exhibit 99.2	incorporated by reference from Exhibit 99.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
99.3	Press Release dated March 31, 2010	Exhibit 99.3	Press release announcing fiscal 2009 results

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc. (Registrant)

by

/s/ Gary L. Wade

Gary L. Wade, President and Chief Executive Officer

March 31, 2010

March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Tenwick	Director, Chairman	March 31, 2010
David A. Tenwick

/s/ Gary L. Wade	Director, President and Chief Executive Officer	March 31, 2010
Gary L. Wade

/s/ Chistopher F. Brogodon	Director, Vice Chairman and Chief Acquisitions Officer	March 31, 2010
Christopher F. Brogdon

/s/ Scott Cunningham	Chief Financial Officer	March 31, 2010
Scott Cunningham

/s/ Jeffrey L. Levine	Director	March 31, 2010
Jeffrey L. Levine

/s/ Philip S. Radcliffe	Director	March 31, 2010
Philip S. Radcliffe

/s/ Laurence E. Sturtz	Director	March 31, 2010
Laurence E. Sturtz

/s/ Peter J. Hackett	Director	March 31, 2010
Peter J. Hackett

/s/ Boyd P. Gentry	Director	March 31, 2010
Boyd P. Gentry

/s/ Joshua J. McClellan	Director	March 31, 2010
Josh McClellan

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in this Form 10-K, of AdCare Health Systems, Inc. for the years ended December 31, 2009 and 2008 of our report dated March 31, 2010 into the Company's previously filed Registration Statement (No. 333-131542).

/s/Battelle & Battelle, LLP

Dayton, Ohio

March 31, 2010

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

Date: March 31, 2010	By	/s/Gary L. Wade
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

Date: March 31, 2010	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 31, 2010	By:	/s/ Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 31, 2010	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer

Exhibit 99.3

AdCare Health Systems Reports Record Fiscal 2009 Results

Record Annual Revenues of $26.7 Million Drives Record Net Income of $0.10 Per Share

SPRINGFIELD, Ohio, March 31, 2010 ─ AdCare Health Systems, Inc. (NYSE AMEX: ADK), an Ohio-based long-term care, home care and management company, reported record results for the fiscal year ended December 31, 2009.

Revenue in 2009 increased 8% to a record $26.7 million from $24.8 million in 2008. The improvement was primarily due to a 3.3% average occupancy increase in skilled nursing centers for the year.

For fiscal 2009, net income was a record $440,000 or $0.10 per diluted share, versus a net loss of $1.1 million or $(0.28) per basic and diluted share in 2008. Net income in 2008 included a $414,000 gain recognized upon the acquisition of the New Lincoln Lodge.

Cash and cash equivalents at December 31, 2009 totaled $4.5 million, as compared to $1.3 million at the end of fiscal 2008. The increase was due primarily to $1.9 million generated by operations in 2009 and a $2.4 million net equity financing completed in the fourth quarter of 2009.

“2009 was a milestone for AdCare, as our fifth consecutive year of revenue growth resulted in our first profitable year as a public company,” said David A. Tenwick, AdCare’s chairman. “The record results were the outcome of the solid foundation we laid in 2008, which allowed us to increase our occupancy while controlling our expenses. We accomplished this while maintaining the best quality of care and sustaining our position as the provider of choice in the areas we serve.

“In 2009, we also repositioned AdCare to grow more aggressively through acquisitions. In the fourth quarter we strengthened our balance sheet through the issuance of new equity and we expanded our board of directors, including appointing Christopher Brogdon as vice chairman.

“As our largest individual shareholder, Chris has demonstrated a strong, long-term commitment to AdCare. His extensive track record of building publicly-traded companies through strategic acquisitions has continued with us as our new chief acquisitions officer. Chris led the recent negotiations to acquire two nursing facilities, which is expected to close in the second quarter under favorable financing terms and expand our bottom line while adding more than 60% to our annualized top line.”

Brogdon commented: “As the year advances, we continue to see tremendous opportunities in the highly fragmented health care segments of senior assisted living, elderly nursing care and home health care services. With several more potential acquisitions in our pipeline, we expect the foundation we laid in 2009 will make 2010 another milestone year for AdCare.”

About AdCare Health Systems

AdCare Health Systems, Inc. (NYSE AMEX: ADK) develops, owns and manages assisted living facilities, nursing homes and retirement communities and provides home health care services. Prior to becoming a publicly traded company in November of 2006, AdCare operated as a private company for 18 years. AdCare's 850 employees provide high-quality care, management services and other services for patients and residents residing in 19 facilities, six of which are assisted living facilities, 11 skilled nursing centers and two independent senior living communities. The company has ownership interests in eight of those facilities. In the ever-expanding marketplace of long-term care, AdCare's mission is to provide quality healthcare services to the elderly. For more information about AdCare, visit www.adcarehealth.com.

Safe Harbor Statement

Statements contained in this press release that are not historical facts may be forward-looking statements within the meaning of federal law, which can be identified by the use of forward-looking terminology such as "believes," "expects", “plans” or similar expressions. Statements in this announcement that are forward-looking include, but are not limited to statements made by Mr. Tenwick or Mr. Brogdon that recent negotiations to acquire two nursing facilities are expected to close in the second quarter under favorable financing terms and expand the company’s bottom line while adding more than 60% to its annualized top line, and that the foundation the company laid in 2009 will make 2010 another milestone year for AdCare. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, results, performance or achievements of the company to differ materially from those expressed or implied in such statements. Such factors are also identified in the public filings made by the company with the Securities and Exchange Commission and include the company's ability to secure lines of credit and/or an acquisition credit facility, find suitable acquisition properties at favorable terms, changes in the health care industry because of political and economic influences, changes in regulations governing the industry, changes in reimbursement levels including those under the Medicare and Medicaid programs and changes in the competitive marketplace. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Year Ended
	December 31,
	2009	2008
Revenues:
Patient care revenues	$24,834,831	$23,008,754
Management, consulting and development fee revenue	1,856,269	1,784,540
Total revenue	26,691,100	24,793,294

Expenses:
Payroll and related payroll costs	15,371,150	15,649,862
Other operating expenses	8,626,987	8,248,157
Depreciation and amortization	918,851	882,900
Total expenses	24,916,988	24,780,919

Income from Operations	1,774,112	12,375
Other Income (Expense):
Interest income	5,472	23,287
Interest expense, others	(1,207,749)	(1,265,622)
Interest expense, related parties	(2,177)	(36,446)
Other (expense) income	(46,745)	4,200
Total other (expenses)	(1,251,199)	(1,274,581)

Gain on Acquisition	-	413,954

Income (Loss) Before Income Taxes	522,913	(848,252)
Income Tax (Expense)	(42,567)	(170,007)
Net Income (Loss)	480,346	(1,018,259)
Net (Income) Attributable to Noncontrolling Interests	(40,063)	(57,919)
Net Income (Loss) Attributable to AdCare Health Systems	$ 440,283	$(1,076,178)

Net Income (Loss) Income Per Share, Basic:	0.11	$ (0.28)
Net Income (Loss) Income Per Share, Diluted:	0.10	$ (0.28)

Weighted Average Common Shares Outstanding,
Basic	3,917,286	3,786,129
Diluted	4,425,631	3,786,129

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (unaudited)

	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$ 4,481,100	$ 1,266,315
Accounts receivable:
Long-term care resident receivables, net	1,838,560	2,008,847
Management, consulting and development receivables, net	124,761	258,811
Advances and receivables from affiliates	16,407	17,635
Prepaid expenses and other	541,958	478,534
Total current assets	7,002,786	4,030,142

Restricted cash	1,430,674	1,155,596
Property and equipment, net	16,445,028	16,772,660
License, net	1,189,307	1,189,307
Goodwill	2,679,482	2,679,482
Other assets	1,357,160	1,012,340
Total assets	$ 30,104,437	$ 26,839,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 698,504	$ 713,323
Current portion of notes payable to stockholder	9,432	9,432
Accounts payable	1,039,422	1,009,002
Accrued expenses	2,597,151	2,838,407
Total current liabilities	4,344,509	4,570,164

Notes payable and other debt, net of current portion	16,701,028	16,974,788
Notes payable to stockholder, net of current portion	24,444	34,626
Other liabilities	746,074	299,314
Income tax payable	212,574	170,007
Total liabilities	22,028,629	22,048,899

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 5,360,007 shares issued and outstanding	17,571,801	14,766,967
Accumulated deficit	(9,805,249)	(10,245,532)
Total stockholders' equity	7,766,552	4,521,435
Noncontrolling interest in subsidiaries	309,256	269,193
Total equity	8,075,808	4,790,628
Total liabilities and stockholders' equity	$ 30,104,437	$ 26,839,527

Company Contact

David A. Tenwick, Chairman

AdCare Health Systems, Inc.

Tel (740) 549-0400

Email: info@adcarehealth.com

Investor Relations

Scott Liolios or Ron Both

Liolios Group, Inc.

Tel (949) 574-3860

Email: info@liolios.com