Form 10-K/A
period 2009-12-31
ADCARE HEALTH SYSTEMS INC
filed 2010-04-02
CIK 1004724

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

EXPLANATORY NOTE

This Amendment No. 1 amends AdCare Health Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010 (the "Original Filing"). The Company is filing this Amendment No. 1 for the sole purpose of correcting a technical error that occured during the submission process which resulted in omitting the year 2009 from the Report of Independent Registered Public Accounting Firm and the addition of the report date March 31, 2009, to the Consent of Independent Registered  Public Accounting Firm, Exhibit 23.1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 31, 2010.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders

 AdCare Health Systems, Inc.

   and Subsidiaries

 Springfield, Ohio

We have audited the accompanying consolidated balance sheet of AdCare Health Systems, Inc and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In September 2009, the company granted 300,000 warrants to its Vice Chairman and Chief Acquisitions Officer.  One third of the warrants vested on the grant date with an exercise price of $3.00 per share and the remaining two thirds vest equally in 2010 and 2011 with exercise prices of $4.00 and $5.00, respectively.  The Company estimated the weighted average fair value at $.97 per share.  The warrants expire in September, 2017.

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
Josh McClellan

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in this Form 10-K, of AdCare Health Systems, Inc. for the years ended December 31, 2009 and 2008 of our report dated March 31, 2010 and 2009, into the Company's previously filed Registration Statement (No. 333-131542).

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