Form 10-Q
period 2010-03-31
ADCARE HEALTH SYSTEMS INC
filed 2010-05-17
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and or “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2010:  5,433,008 shares of common stock with no par value are outstanding

AdCare Health Systems, Inc.

Form 10-Q

Table of Contents

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Consolidated Balance Sheets –March 31, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Operations – Three months ended March 31, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Cash Flows –Three months ended March 31, 2010 and 2009 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4T.	Controls and Procedures	16
Part II.	Other Information	16
Item 1.	Legal Proceedings	16
Item 6.	Exhibits	17
Signatures
EX-31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
EX-32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash	$ 3,579,299	$ 4,481,100
Accounts receivable:
Long-term care resident receivables, net	1,775,764	1,838,560
Management, consulting and development receivables, net	155,301	124,761
Advances and receivables from affiliates	16,407	16,407
Prepaid expenses and other	555,322	541,958
Total current assets	6,082,093	7,002,786

Restricted cash	1,232,897	1,430,674
Property and equipment, net	17,598,315	16,445,028
Licenses	1,189,307	1,189,307
Goodwill	2,679,482	2,679,482
Other assets	1,775,685	1,357,160
Total assets	$ 30,557,779	$ 30,104,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 695,620	$ 698,504
Current portion of notes payable to stockholder	28,270	9,432
Accounts payable	650,551	1,039,422
Accrued expenses	2,677,076	2,597,151
Total current liabilities	4,051,517	4,344,509

Notes payable and other debt, net of current portion	16,569,333	16,701,028
Notes payable to stockholder, net of current portion	-	24,444
Other liabilities	1,222,435	746,074
Deferred tax liability	223,216	212,574
Total liabilities	22,066,501	22,028,629

Stockholders' equity:
Preferred stock, no par value; 500,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
14,500,000 shares authorized; 5,400,007 and 5,360,007 shares issued and outstanding	17,884,402	17,571,801
Accumulated deficit	(9,395,748)	(9,805,249)
Total stockholders' equity	8,488,654	7,766,552
Noncontrolling interest in subsidiaries	2,624	309,256
Total equity	8,491,278	8,075,808
Total liabilities and stockholders' equity	$ 30,557,779	$ 30,104,437

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Patient care revenues	$ 5,866,787	$ 5,916,835
Management, consulting and development fee revenue	507,731	468,054
Total revenue	6,374,518	6,384,889

Expenses:
Payroll and related payroll costs	4,060,964	3,737,729
Other operating expenses	2,184,876	2,017,926
Depreciation and amortization	242,564	225,308
Total expenses	6,488,404	5,980,963

(Loss) Income from Operations	(113,886)	403,926
Other Income (Expense):
Interest income	5,725	1,308
Interest expense, others	(292,551)	(294,142)
Interest expense, related parties	(394)	(718)
Other expense	(36)	4,200
	(287,256)	(289,352)

Gain on Acquisition	825,989	-

Income Before Income Taxes	424,847	114,574
Income Tax Expense	(10,642)	(10,642)
Net Income	414,205	103,932
Net Income Attributable to Noncontrolling Interests	(4,704)	(8,118)
Net Income Attributable to AdCare Health Systems	$ 409,501	$ 95,814

Net Income Per Share, Basic:	$ 0.08	$ 0.03
Net Income Per Share, Diluted:	$ 0.05	$ 0.03

Weighted Average Common Shares Outstanding,
Basic	5,400,007	3,786,129
Diluted	7,805,910	3,815,820

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$ 414,205	$ 103,932
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	242,564	225,308
Warrants issued for services	3,209	24,742
Stock option compensation expense	212,601	11,158
Deferred tax expense	10,642	10,642
Gain on acquisition	(825,989)	-
Changes in certain assets and liabilities:
Accounts receivable	32,256	139,897
Prepaid expenses and other	(41,985)	(55,028)
Other assets	(333,069)	89,766
Accounts payable and accrued expenses	(308,946)	(317,570)
Other liabilities	476,361	249,741
Net cash (used in) provided by operating activities	(118,151)	482,588

Cash flows from investing activities:
Increase in restricted cash	197,777	13,819
Escrow deposit for acquisitions	(300,000)	-
Acquisitions	(500,000)	-
Purchase of property and equipment	(141,242)	(70,615)
Net cash used in investing activities	(743,465)	(56,796)

Cash flows from financing activities:
Proceeds from notes payable	57,048	2,768
Cash received upon exercise of warrants	100,000	-
Repayment of notes payable to stockholder	(5,606)	(2,032)
Repayment of notes payable	(191,627)	(140,824)
Net cash used in financing activities	(40,185)	(140,088)

Net (Decrease) Increase in Cash	(901,801)	285,704
Cash, Beginning	4,481,100	1,266,315
Cash, Ending	$ 3,579,299	$ 1,552,019

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 290,353	$ 292,528
Supplemental Disclosure of Noncash Investing Activities:
Noncash change in fair value of property and equipment from acquisition	$ 750,287	$ -

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries.  All inter-company accounts and transactions were eliminated in the consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the AdCare Health Systems, Inc.’s audited consolidated financial statements and notes included in the Annual Report on Form 10-K/A for the year ended December 31, 2009.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potentially dilutive securities, such as options and warrants, outstanding during the period.  Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value.  The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities.  At March 31, 2010 and 2009, the effect of potentially dilutive securities included in the diluted earnings per share calculation was 2,405,903 and 29,691 shares, respectively.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company had a net income of approximately $410,000 and $96,000 for the three months ended March 31, 2010 and 2009, respectively, and has working capital of approximately $2,031,000 at March 31, 2010.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

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

NOTE 3.

SEGMENTS

For the three months ended March 31, 2010 and 2009, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the State of Ohio.

	(Amounts in 000’s)
	Manage-
	ment and	Home
	Facility	Based	Total	Cor-
	Based Care	Care	Segments	porate	Total
Three-months ended March 31, 2010:
Net Revenue	$6,184	$667	$6,851	$(476)	$6,375
Net Income	387	27	414	-	414
Total Assets	28,025	2,533	30,558	-	30,558
Capital Spending	141	-	141	-	141

Three-months ended March 31, 2009:
Net Revenue	$6,184	$663	$6,847	$(462)	$6,385
Net Income	86	18	104	-	104
Total Assets	24,309	2,461	26,770	-	26,770
Capital Spending	71	-	71	-	71

NOTE 4.

CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  As of March 31, 2010, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

NOTE 5.  DEBT

In March 2010, the Company increased its line of credit with Huntington National Bank from $100,000 to $200,000.  It is a revolving line of credit with a variable interest rate of the LIBOR rate plus 3.25%.  As of March 31, 2010 the rate was 3.496% and the balance payable on the line of credit was $57,048.

NOTE 6.  ACQUISITIONS

Alabama Acquisitions

On March 7, 2010, Coosa Nursing ADK, LLC, a subsidiary of the Company entered a Purchase Agreement with Coosa Valley Health Care Inc, an Alabama corporation, to acquire the assets of Coosa Valley Health Care, a 124 bed skilled nursing facility located in Gadsden, Alabama.  The purchase price is $8,700,000 with an anticipated closing date of July 1, 2010.  The Company paid $150,000 upon signing the purchase agreement as earnest money.

On March 7, 2010, Attalla Nursing ADK, LLC, a subsidiary of the Company entered a Purchase Agreement with Attalla Health Care Inc., an Alabama corporation, to acquire the assets of Attalla Health Care, a 182 bed skilled nursing facility located in Attalla, Alabama.  The purchase price is $9,800,000 with an anticipated closing date of July 1, 2010.  The Company paid $150,000 upon signing the purchase agreement as earnest money.

NOTE 6.  ACQUISITIONS (continued)

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

Acquisition of Community Hearth & Home and Hearth & Home of Urbana

Prior to March 31, 2010, the Company had 50% joint ownership of two assisted living facilities located in Springfield Ohio known as Community’s Hearth & Home (CH&H) and one assisted living facility located in Urbana Ohio known as Hearth & Home of Urbana (H&H).  The Company previously determined that CH&H and H&H were variable interest entities and that the Company was the primary beneficiary of those variable interests.  As such, CH&H and H&H were previously consolidated with noncontrolling interests presented accordingly.

On March 31, 2010, the Company obtained control of CH&H and H&H by acquiring the remaining 50% noncontrolling equity interest for a total purchase price of $500,000.  The Company acquired CH&H and H&H primarily to exercise complete control over decisions effecting the operations and the use and allocation of the assets and cash flow generated by the businesses.

In connection with the acquisition, the Company recognized a total gain of approximately $826,000 in the statement of operations.  This includes a gain of approximately $530,000 as a result of remeasuring to fair value the original 50% equity interest held by the Company prior to the acquisition of the remaining 50% noncontrolling equity interest.  The remaining gain of approximately $296,000 is a result of the bargain purchase based on the excess of the net identifiable assets acquired over the consideration transferred.  The transaction resulted in a bargain purchase because the minority partner considered this business to be not material and it was not an important part of their overall organization.  Additionally, they wanted to utilize the proceeds to pursue other opportunities which they felt fit better with their business strategy.  Acquisition related costs were not material and were expensed as incurred.

The following table summarizes the consideration transferred for the remaining 50% noncontrolling interest and the amounts of the assets acquired and the liabilities assumed recognized at fair value on the acquisition date:

Consideration Transferred:
Cash	$ 500,000

Assets Acquired & Liabilities Assumed:
Current assets	527,258
Property and equipment	5,000,000
Other assets	309,494
Other current liabilities	(284,076)
Notes payable	(3,961,275)
Total identifiable net assets	1,591,401
Less: fair value of previously held equity interest	(795,700)
Less: gain on bargain purchase	(295,701)
Total consideration	$ 500,000

Since these entities were previously consolidated, the only significant changes relate to the impact of adjusting the net assets acquired to fair value at the date of acquisition, primarily related to an increase in value in the property and equipment acquired.  As such, no pro forma financial information is being provided as the statements of financial position, results of operations and cash flows of CH&H and H&H have been previously included in the Company’s consolidated financial statements.

NOTE 7.  SUBSEQUENT EVENTS

On April 9, 2010, Riverchase Village ADK, LLC, a wholly owned subsidiary of the Company entered a Purchase Agreement with CSC Enid Properties, LLC, an Oklahoma limited liability company, to acquire the assets of Riverchase Village, a 105 bed assisted living facility located in Hoover, Alabama.  The purchase price is $5,000,000 with an anticipated closing date of May 28, 2010.  The Company paid $150,000 upon signing the purchase agreement as earnest money.

If the Company terminates the purchase agreement because of seller’s failure to satisfy certain conditions of the purchase agreement, the earnest money will be returned to the Company.  Additionally, certain conditions of the agreement require the seller to pay the Company a break up fee of $75,000 if seller fails to close as agreed.  If the Company fails to complete the purchase for reasons other than the defined conditions within the purchase agreement(s), then the seller will retain the earnest money.  Upon closing of the purchase, the earnest money will be applied against the purchase price.

.

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

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services in the state of Ohio.  We currently manage fourteen facilities, comprised of six skilled nursing centers, seven assisted living residences and one independent living/senior housing facilities, totaling over 824 units.

We have an ownership interest in eight of the facilities we manage, comprised of 100% ownership of two of the skilled nursing centers and six assisted living facilities.  The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is…”  We also maintain a development/consulting initiative which provides potential management opportunities to our core long-term care business.  AdCare Health Systems, Inc. and Hearth & Home are registered trademarks.  All of our properties are located within the State of Ohio.

We have embarked on a strategy to grow our business through acquisitions of senior care facilities and businesses providing services to those facilities.  During 2009, we engaged a Chief Acquisitions Officer with the primary purpose of identifying acquisition opportunities in the Midwestern and Southeastern United States.  In December 2009, we completed a private placement of our stock which raised approximately $2,400,000 net of underwriter’s expenses.  These initial steps have led us to several growth opportunities during 2010.

On March 31, 2010, we completed our acquisition of Community’s Hearth & Home in which we acquired our partners’ 50% interest in one assisted living facility located in Urbana, Ohio, and two located in Springfield, Ohio.  We acquired our partners’ interest primarily to exercise complete control over decisions effecting the operations and the use and allocation of the assets and cash flow generated by the businesses.  Additionally, we feel the bargain purchase price presented an excellent low cost opportunity to increase our ownership to 100%.  Until this acquisition occurred, we consolidated the results of operations of these facilities and reflected our partners’ share of the net income or loss generated as income attributable to noncontrolling interests.  Following the acquisition, we will recognize 100% of the income generated by these facilities with no portion being attributed to the noncontrolling interest.  Additionally, 100% of the cash flow generated by the operations of these facilities will be available to allocate to other company initiatives without sharing it with our partner.

On March 7, 2010, we entered a purchase agreement to acquire two skilled nursing facilities located in Alabama.  Attalla Health Care is a 182 unit facility located in Attalla, Alabama.  Coosa Valley Health Care is a 124 unit facility located in Gadsden, Alabama.  Combined, these acquisitions will increase our number of skilled nursing facilities under management to eight and the total number of units from 523 to 829.  Additionally, the acquisitions could increase our patient care revenue by between 60% and 70%.  The combined purchase price of the facilities is $18,500,000.  The purchase is expected to close during the third quarter, 2010.

On April 9, 2010, we entered a purchase agreement to acquire an assisted living facility located in Alabama.  Riverchase Village is a 105 unit facility located in Hoover, Alabama.  This acquisition will increase our number of assisted living facilities under management to seven and the number of units from 301 to 406.  Additionally, the acquisition could increase our patient care revenue by between 5% and 10%.  The purchase price is $5,000,000 and is expected to close during the second quarter, 2010.

We are currently evaluating acquisition opportunities in addition to those described above and we continue to seek new opportunities to further our growth strategy.  No assurances can be made that any of these opportunities will be determined to be appropriate or that they may be acquired on terms acceptable to us.

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

Management and Facility Based Care Segment

We focus on two primary indicators in evaluating the financial performance of our business.  Those indicators are facility occupancy and staffing.  Facility staffing is important because payroll and related payroll costs represent approximately 64% of our total operating costs.  Staffing levels and the quality of staff are closely monitored by management to make sure costs are maintained within expected levels and to assure a high level of quality services.  Facility occupancy is important as higher occupancy generally leads to higher revenue.  According to the Ohio Health Care Association, average nursing home occupancy within Ohio was 87.6% for 2008.  Over the past 10 years, occupancy has averaged 87.8% statewide according to the State of Ohio.  According to the American Health Care Association, median nursing facility occupancy rates were 87.5% nationally for certified beds.  Our skilled nursing facilities averaged 84.9% for the three months ended March 31, 2010 and assisted living facilities averaged 85.4%.  For the three months ended March 31, 2009, our skilled nursing facilities averaged 85.0% and assisted living facilities averaged 85.5%.  Statewide averages are not published for assisted living facilities.

We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are typically higher.  However, during the three months ended March 31, 2010, the number of patients covered by Medicare has declined from previous levels.  For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, overall occupancy in our skilled nursing centers was nearly unchanged but the number of patients covered by Medicare decreased 32% from 16.6% for the three months ended March 31, 2009 to 11.3% for the three month ended March 31, 2010.

The Federal Centers for Medicare and Medicaid Services, or CMS, adopted rules that decreased the aggregate Medicare payments to skilled nursing facilities by approximately 1.1% in federal fiscal year 2010.  Effective as of October 1, 2008, CMS increased Medicare rates for skilled nursing facilities by approximately 3.5% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services.  CMS then adopted rules recalibrating the Medicare prospective payment categories for skilled nursing facilities for federal fiscal year 2010.  The recalibration resulted in a decrease of approximately 3.3% in projected skilled nursing facility payments, offset by an increase of approximately 2.2% to account for inflation.  As a result, CMS estimates that aggregate Medicare payments will be reduced by approximately 1.1% in fiscal year 2010.  For the three months ended March 31, 2010, Medicare covered residents of our skilled nursing facilities comprised approximately 11.3% of our total residents.

In July 2009, the Governor of the State of Ohio signed into law the state Biennial Budget 2009-2010.  Certain provisions of this budget contain modifications to Medicaid reimbursement that affect our reimbursement beginning July 1, 2009.  We have implemented operating changes in our skilled nursing facilities to help offset some of the negative impacts of the state budget changes.  However, we are receiving limited positive adjustments in our reimbursement while our costs of providing services continue to rise.  For the three months ended March 31, 2010, Medicaid covered residents of our skilled nursing facilities comprised approximately 68% of our total skilled nursing facility residents.

Home Based Care Segment

In addition to providing home health care services to patients in their homes, we are utilizing our home health services in our assisted living and independent living properties creating cross selling opportunities thereby further enhancing our revenue.  The percentage of our home health patients covered by Medicare has decreased from 29.5% for the three months ended March 31, 2009, to 24.3% for the three months ended March 31, 2010.

The Center for Medicare and Medicaid Services (CMS) has made a 2.75% across-the-board rate reduction for home health care services for 2010, as well as a 2.71% cut for 2011. Additionally, CMS has other initiatives directed towards reducing payment for home health care services.  Medicare covered services comprise approximately 24.3% of our home health total visits.  Effective January 1, 2010, Ohio Job and Family Services (Medicaid) made a 3% reduction in reimbursement for home health services.  Medicaid covered services comprise approximately 68.5% of our home health total visits.

The table below shows the net income from both our management and facility-based care operation and our home based care operation for the three months ended March 31, 2010 and 2009.

	(Amounts in 000’s)
	Manage-
	ment and	Home
	Facility	Based	Total	Cor-
	Based Care	Care	Segments	porate	Total
Three-months ended March 31, 2010:
Net Revenue	$6,184	$667	$6,851	$(476)	$6,375
Net Income	387	27	414	-	414
Total Assets	28,025	2,533	30,558	-	30,558
Capital Spending	141	-	141	-	141

Three-months ended March 31, 2009:
Net Revenue	$6,184	$663	$6,847	$(462)	$6,385
Net Income	86	18	104	-	104
Total Assets	24,309	2,461	26,770	-	26,770
Capital Spending	71	-	71	-	71

Revenue in our management and facility based care segment was unchanged for the compared periods primarily as result of a lower number patients in our skilled nursing facilities covered by Medicare offset by an annual increase in fees charged to our privately paying residents in our assisted living facilities and skilled nursing facilities.  Net Income for the three months ended March 31, 2010, was approximately $387,000, which is a combination of the gain of approximately $826,000 on the acquisition of the non controlling interest in three of our assisted living facilities and a net loss from the operations of our management and facility based care segment.  Total assets increased primarily as a result of capital raised in a private offering of our stock along with routine fixed asset additions.

Revenue in our home based care segment increased approximately $4,000.  This is primarily the result of services provided to assisted living residents and continuing efforts to control expenses.  As a result, net income increased approximately $9,000.

Critical Accounting Policies and Use of Estimates

There have been no significant changes during the three month period ended March 31, 2010 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in our most recent Annual Report on Form 10-K/A filed with the SEC on April 2, 2010.

Consolidated Results of Operations

Three months ended March 31, 2010 and March 31, 2009

Revenue

	March 31, 2010	March 31, 2009	(Decrease)/ Increase	% Change
Patient care revenue	$5,866,787	$5,916,835	$(50,048)	(.08)%
Management, consulting and development fee revenue	507,731	468,054	39,677	8.5%
	$6,374,518	$6,384,889	$(10,371)	(.02)%

For the periods compared, patient care revenue decreased approximately $50,000 or .08%.  The average occupancy in our skilled nursing centers was nearly unchanged while the number of residents covered by Medicare decreased to 11.3% for the three months ended March 31, 2010 compared to 16.6% for the three months ended March 31, 2009 resulting in a decrease in revenue of approximately $120,000.  The average occupancy in our assisted living facilities was also nearly unchanged; however, revenue in our assisted living centers increased approximately $65,000 as a result of an annual increase in rates charged to privately paying residents.  Home health revenue increased approximately $4,000 as a result of services provided to assisted living residents.  Management, consulting and development fee revenue increased approximately $40,000 or 8.5% as a result of higher management fees on properties we manage for third parties and the addition of two new contracts for management of skilled nursing facilities.

Operating Expenses

	March 31, 2010	March 31, 2009	Increase	% Change
Payroll and related payroll costs	$4,060,964	$3,737,729	$323,235	8.6%
Other operating expenses	2,184,876	2,017,926	166,950	8.3%
Depreciation and amortization	242,564	225,308	17,256	7.7%
	$6,488,404	$5,980,963	$507,441	8.5%

Operating expenses for the three months ended March 31, 2010 increased by approximately $507,000 or 8.5%.  Payroll and related payroll costs for the three months ended March 31, 2010 increased by approximately $323,000 or 8.6%.  The increase is due primarily to $213,000 in non cash compensation expense related to warrants and restricted stock issued to members of management in December, 2009, and annual employee wage increases of approximately 3%.

Other operating expenses increased approximately $167,000 or 8.3% due primarily to increased costs related to compliance with Sarbanes Oxley, increased expenses related to Board activities and higher legal fees.

Depreciation and amortization expense increased by approximately $17,000 or 7.7% primarily due to routine additions of fixed assets and their related depreciation expense.

(Loss) Income from Operations

Loss from operations for the three months ended March 31, 2010 was approximately $114,000.  When compared to the three months ended March 31, 2009 income from operations of approximately $404,000, this represents a decrease of approximately $518,000.  This is primarily as a result of increased non cash compensation expense related to warrants and restricted stock and other increases in operating expenses described above.

Other Income and Expense

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, interest income increased approximately $4,400 as a result of more interest earned on higher bank account balances.  Interest expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, was nearly unchanged.

Gain on Acquisition

On March 31, 2010, we acquired our partner’s 50% noncontrolling interest in two assisted living facilities located in Springfield Ohio known as Community’s Hearth & Home.  Also on March 31, 2010, we acquired our partner’s 50% noncontrolling interest in one assisted living facility located in Urbana Ohio known as Hearth & Home of Urbana.  The combined purchase price for both acquisitions was $500,000.  This transaction was accounted for accordance with ASC Topic 805, Business Combinations.  As a result, we recognized a gain of approximately $826,000.  Refer to Note 6 in the consolidated financial statements for additional information regarding the acquisition.

Summary

Income before income taxes for the three months ended March 31, 2010 was approximately $425,000 compared to a net income of approximately $115,000 for the three months ended March 31, 2009, an increase of approximately $309,000 primarily as a result of the gain on acquisition offset partially by increases in operating expenses.

Income tax expense of approximately $10,600 for three months ended March 31, 2010, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net income for the three months ended March 31, 2010, was approximately $410,000 compared to a net income for the three months ended March 31, 2009, of approximately $96,000, an improvement of $314,000 as a result of the items described above.

Liquidity and Capital Resources

Overview

We had net working capital as of March 31, 2010 of approximately $2,031,000 as compared to net working capital of approximately $2,658,000 for the year ended December 31, 2009, a decrease of approximately $627,000.  This decrease is primarily a result of $300,000 used for deposits on our pending acquisitions in Alabama and $500,000 for the acquisition for Community’s Hearth & Home and Hearth & Home of Urbana on March 31, 2010.

On November 14, 2008, we established a $100,000 line of credit with Huntington National Bank to assist with cash flow.  On March 26, 2010, our lender increased this line of credit to $200,000.  As of March 31, 2010, approximately $57,000 was used in operations of the Company.

We have established a $191,000 line of credit using funds from our non-qualified deferred compensation plan.  Members of this plan, which is only available to senior management, authorized the transfer of funds to establish the line of credit with interest accruing at 8%.  We withdrew $191,000 from the deferred employee compensation plan and deposited the funds into an interest bearing savings account.  We intend to use the savings to fund temporary operating cash short falls.  We repaid the withdrawn funds to the plan at the end of 2009 with interest that accrued at 8%.  In January 2010, we reestablished the line of credit from the non-qualified deferred compensation plan with same terms as 2009.  The funds are presently used in the operations of the company.

Our properties are financed with loans secured by the Department of Housing and Urban Development (“HUD”).  These loans restrict our use of the cash generated by the properties for purposes other than to fund the operations of the HUD financed property.  In January and July each year, we are permitted to withdraw cash from these properties if a calculation of cash flow determines that the properties have generated cash in excess of what is needed to fund the expenses of the property in the short term.  When the calculation indicates there is available cash, we withdraw the funds from the property and deposit them in an interest bearing checking account and hold them for future use in operations.  There was approximately $886,000 of cash that was subject to these requirements representing approximately 25% of our total cash balance as of March 31, 2010.

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

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities, financing activities and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can take up to several months.  On average, accounts receivable were outstanding approximately 27 days before collection as of March 31, 2010 and December 31, 2009.  The status of accounts receivable collections is monitored very closely by our senior management.

Three months ended March 31, 2010

Net cash used in operating activities for the three months ended March 31, 2010 was approximately $118,000 consisting primarily of our net loss from operations and changes in working capital partially offset by noncash charges; all primarily the result of routine operating activity.

Net cash used in investing activities for the three months ended March 31, 2010 was approximately $743,000.  This is primarily the result of escrow deposits for the pending acquisitions of two Alabama facilities, the purchase of the 50% noncontrolling interest in Community’s Hearth & Home and Hearth & Home of Urbana, and the purchase of additional equipment partially offset by an increase in restricted cash due to routine payment into HUD required escrow accounts.

Net cash used in financing activities was approximately $40,000 for the three months ended March 31, 2010.  This is primarily the result of routine principal payments on existing loans partially offset by $57,000 drawn from our line of credit and $100,000 received upon the exercise warrants.

Three months ended March 31, 2009

Net cash provided by operating activities for the three months ended March 31, 2009 was approximately $483,000 consisting primarily of net income generated, noncash charges, and changes in working capital; all primarily the result of routine operating activity.

Net cash used in investing activities for the three months ended March 31, 2009 was approximately $57,000.  This is primarily the result of purchases of additional equipment.

Net cash used in financing activities was approximately $140,000 for the three months ended March 31, 2009, as a result of routine principal payments existing loans.

Item 4T.  Controls and Procedures

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

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which AdCare Health Systems, Inc and Subsidiaries is a party or to which any property is subject.

Item 6.  Exhibits and Reports on Form 8-K

a.

The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Purchase agreement with Attalla Health Care Inc.
99.2	Purchase agreement with Coosa Valley Health Care, Inc.
99.3	Purchase agreement with CSC Enid Properties, LLC

b.

The Company filed the following Reports on Form 8-K during the three months ended March 31, 2010:

Date	Description
January 4, 2010	Election of directors and related press release.
March 11, 2010	Material definitive agreements and press release announcing potential acquisitions

The Company filed the following Reports on Form 8-K subsequent to March 31, 2010:

Date	Description
April 14, 2010	Material definitive agreement and press release announcing potential acquisition

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  May 17, 2010

/s/Gary L. Wade

Chief Executive Officer

Date:  May 17, 2010

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

Date: May 17, 2010	By	/s/Gary L. Wade
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

Date: May 17, 2010	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 17, 2010	By:	/s/Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 17, 2010	By:	/s/Scott Cunningham
Scott Cunningham, Chief Financial Officer