Form 10-Q
period 2010-08-16
ADCARE HEALTH SYSTEMS INC
filed 2010-08-16
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of August 3, 2010:  7,458,034 shares of common stock with no par value are outstanding

AdCare Health Systems, Inc.

Form 10-Q

Table of Contents

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Consolidated Balance Sheets –June 30, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Operations – Three and six months ended June 30, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Cash Flows –Three and six months ended June 30, 2010 and 2009 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T.	Controls and Procedures	24
Part II.	Other Information	24
Item 1.	Legal Proceedings	24
Item 6.	Exhibits	25
Signatures
EX-31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
EX-32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash	$ 2,757,015	$ 4,481,100
Accounts receivable:
Long-term care resident receivables, net	1,708,678	1,838,560
Management, consulting and development receivables, net	159,792	124,761
Advances and receivables from affiliates	16,444	16,407
Other receivables, stock offering	5,580,001	-
Prepaid expenses and other	410,311	541,958
Total current assets	10,632,241	7,002,786

Restricted cash	1,869,572	1,430,674
Property and equipment, net	23,761,757	16,445,028
Licenses	1,189,307	1,189,307
Goodwill	2,679,482	2,679,482
Other assets	2,395,671	1,357,160
Total assets	$ 42,528,030	$ 30,104,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 691,390	$ 698,504
Current portion of notes payable to stockholder	22,595	9,432
Accounts payable	759,456	1,039,422
Accrued expenses	2,652,001	2,597,151
Total current liabilities	4,125,442	4,344,509

Notes payable and other debt, net of current portion	22,805,372	16,701,028
Notes payable to stockholder, net of current portion	-	24,444
Other liabilities	965,063	746,074
Deferred tax liability	233,858	212,574
Total liabilities	28,129,735	22,028,629

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
29,000,000 shares authorized; 7,564,089 and 5,628,007 shares issued and outstanding	23,596,602	17,571,801
Accumulated deficit	(10,005,789)	(9,805,249)
Total stockholders' equity	13,590,813	7,766,552
Noncontrolling interest in subsidiaries	807,482	309,256
Total equity	14,398,295	8,075,808
Total liabilities and stockholders' equity	$ 42,528,030	$ 30,104,437

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Patient care revenues	$ 5,700,272	$ 6,162,746	$11,567,059	$ 12,079,581
Management, consulting and development fee revenue	523,941	450,381	1,031,672	918,435
Total revenue	6,224,213	6,613,127	12,598,731	12,998,016

Expenses:
Payroll and related payroll costs	3,965,010	3,709,728	8,025,974	7,447,457
Other operating expenses	2,296,288	2,150,161	4,481,164	4,168,087
Depreciation and amortization	233,410	225,878	475,974	451,186
Total expenses	6,494,708	6,085,767	12,983,112	12,066,730

(Loss) Income from Operations	(270,495)	527,360	(384,381)	931,286
Other Income (Expense):
Interest income	1,635	1,098	7,360	2,406
Interest expense, others	(299,550)	(299,804)	(592,101)	(593,947)
Interest expense, related parties	(325)	(510)	(719)	(1,228)
Other expense	(205,558)	(53,524)	(205,593)	(49,324)
	(503,798)	(352,740)	(791,053)	(642,092)

Gain on Acquisitions	979,752	-	1,805,740	-

Income Before Income Taxes	205,459	174,620	630,306	289,194
Income Tax Expense	(10,642)	(10,642)	(21,284)	(21,284)
Net Income	194,817	163,978	609,022	267,910
Net Income Attributable to Noncontrolling Interests	(804,858)	(16,877)	(809,562)	(24,995)
Net (Loss) Income Attributable to AdCare Health Systems	$ (610,041)	$ 147,101	$ (200,540)	$ 242,915

Net (Loss) Income Per Share, Basic:	$ (0.11)	$ 0.04	$ (0.04)	$ 0.06
Net (Loss) Income Per Share, Diluted:	$ (0.11)	$ 0.04	$ (0.04)	$ 0.06

Weighted Average Common Shares Outstanding,
Basic	5,710,696	3,975,435	5,688,659	3,975,435
Diluted	5,710,696	4,085,215	5,688,659	4,085,215

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 609,022	$ 267,910
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	475,974	451,186
Warrants issued for services	6,417	37,276
Stock option compensation expense	425,153	22,316
Deferred tax expense	21,284	21,284
Loss on disposal of assets	1,303	892
Gain on acquisitions	(1,805,740)	-
Noncash acquisition costs in other expenses	171,961	-
Changes in certain assets and liabilities:
Accounts receivable	94,814	135,085
Prepaid expenses and other	(29,336)	(90,258)
Other assets	(95,185)	106,071
Accounts payable and accrued expenses	(415,188)	(365,211)
Other liabilities	218,989	395,915
Net cash (used in) provided by operating activities	(320,532)	982,466

Cash flows from investing activities:
Change in restricted cash	187,161	(21,364)
Escrow deposit for acquisitions	(500,000)	-
Acquisitions	(500,000)	-
Purchase of property and equipment	(535,263)	(131,630)
Net cash used in investing activities	(1,348,102)	(152,994)

Cash flows from financing activities:
Proceeds from notes payable	57,048	-
Proceeds from exercise of warrants/options	223,600	30,000
Repayment of notes payable to stockholder	(11,281)	(4,004)
Repayment of notes payable	(324,818)	(313,179)
Net cash used in financing activities	(55,451)	(287,183)

Net (Decrease) Increase in Cash	(1,724,085)	542,289
Cash, Beginning	4,481,100	1,266,315
Cash, Ending	$ 2,757,015	$ 1,808,604

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 577,843	$ 292,528
Supplemental Disclosure of Noncash Investing and Financing Activities:
Noncash change in fair value of property and equipment from acquisition	$ 750,287	$ -
Acquisition in exchange for debt	$ 6,365,000	$ -
Receivable for stock issuance	$ 5,580,001	$ -
See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries.  All inter-company accounts and transactions were eliminated in the consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the AdCare Health Systems, Inc.’s audited consolidated financial statements and notes included in the Annual Report on Form 10-K/A for the year ended December 31, 2009.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potentially dilutive securities, such as options, warrants, and nonvested shares outstanding during the period.  Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value.  The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities.  Due to the net losses attributable to AdCare Health Systems, Inc. for the three and six months ended June 30, 2010, no potentially dilutive securities have been included in the diluted earnings per share calculation because they would automatically result in anti-dilution.  For the three and six months ended June 30, 2009, the effect of potentially dilutive securities included in the diluted earnings per share calculation was 109,780 for both periods.

Recently Adopted Accounting Pronouncements

On January 1, 2010, the Company adopted FASB Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 revises consolidation guidance applicable to variable interest entities (VIE’s) and requires additional disclosure regarding an enterprise’s continuing involvement with VIE’s.  ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is controlled through other means than voting (or similar rights) should be consolidated.  Upon adoption, the Company evaluated the impact of ASU 2009-17 and determined that it did not change the Company’s prior consolidation considerations for existing VIE relationships.  As such, the initial adoption of ASU 2009-17 did not have an effect on the accompanying consolidated financial statements.  During 2010, the Company has a new VIE relationship that required consolidation and additional disclosure under the new guidance in ASU 2009-17.  See Note 7 for additional information about the Company’s VIE’s.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company had a net loss of approximately $201,000 and a net income of approximately $243,000 for the six months ended June 30, 2010 and 2009, respectively, and has working capital of approximately $6,506,800 at June 30, 2010.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

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

NOTE 3.

SEGMENTS

For the three and six months ended June 30, 2010 and 2009, the Company operated in two segments:  management and facility based care and home based care.  The management and facility based care segment provides services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  All the Company’s revenues and assets are within the United States.

(Amounts in 000’s)
	Manage-
	ment and	Home
	Facility	Based	Total	Cor-
	Based Care	Care	Segments	porate	Total
Three-months ended June 30, 2010:
Net Revenue	6,135	597	6,732	(508)	6,224
Net Income (Loss)	282	(87)	195	-	195
Total Assets	40,078	2,450	42,528	-	42,528
Capital Spending	385	9	394	-	394

Three-months ended June 30, 2009:
Net Revenue	6,285	795	7,080	(467)	6,613
Net Income	33	131	164	-	164
Total Assets	24,367	2,543	26,910	-	26,910
Capital Spending	61	-	61	-	61

Six-months ended June 30, 2010:
Net Revenue	12,319	1,264	13,583	(984)	12,599
Net Income (Loss)	669	(60)	609	-	609
Total Assets	40,078	2,450	42,528	-	42,528
Capital Spending	526	9	535	-	535

Six-months ended June 30, 2009:
Net Revenue	12,469	1,458	13,927	(929)	12,998
Net Income	119	149	268	-	268
Total Assets	24,367	2,543	26,910	-	26,910
Capital Spending	132	-	132	-	132

NOTE 4.

CONTINGENCIES

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  As of June 30, 2010, no estimated loss liabilities due to litigation were recorded.  Management believes that the liability, if any, which may result would not have a material adverse effect on the financial position or results of operations of the Company.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.

NOTE 5.  DEBT

In March 2010, the Company increased its line of credit with Huntington National Bank from $100,000 to $200,000.  It is a revolving line of credit with a variable interest rate of the LIBOR rate plus 3.25%.  As of June 30, 2010 the rate was 3.591% and the balance payable on the line of credit was $57,048.

Bond Issue

On June 25, 2010, the Medical Clinical Board of the City of Hoover in the state of Alabama issued revenue bonds, in two series, with aggregate principal of $6,365,000 to the Company’s consolidated variable interest entity Riverchase Village ADK, LLC (“Riverchase”).  The proceeds were used primarily to acquire a 108-unit assisted living facility in Alabama.  The Company has guaranteed Riverchase’s obligations under the bonds.

The Series 2010A portion of $5,845,000 matures on June 1, 2039.  The Series 2010B portion of $520,000 matures serially beginning June 1, 2012 through June 1, 2017, with annual redemption amounts ranging from $75,000 to $100,000.  The Series 2010A and 2010B bonds may be redeemed early beginning June 1, 2012 through May 31, 2015 at a redemption price ranging from 101% to 103% of the principal amount plus accrued interest.  Any early redemption after May 31, 2015 is at a redemption price of 100% of the principal amount plus accrued interest.  The bonds require monthly payments of fixed interest commencing on September 1, 2010 at a weighted average effective interest rate of 7.896%.

The bonds are subject to certain covenants and a mandatory sinking fund redemption requirement.  Portions of the proceeds were required to be held in trust including an amount of $300,000 for a debt service reserve fund and $326,000 for a project fund for various capital improvements to the facility.  The debt service fund and the project fund are reflected as restricted cash in the accompanying consolidated balance sheet.  The following is a summary of the mandatory redemption and sinking fund requirements for each of the next five years and thereafter:

2011	$ -
2012	$ 75,000
2013	$ 75,000
2014	$ 85,000
2015	$ 90,000
Thereafter	$ 6,040,000
$ 6,365,000

NOTE 6.  ACQUISITIONS

Alabama Nursing Home Acquisitions

On March 7, 2010, Coosa Nursing ADK, LLC, a subsidiary of the Company entered a Purchase Agreement with Coosa Valley Health Care Inc, an Alabama corporation, to acquire the assets of Coosa Valley Health Care, a 124 bed skilled nursing facility located in Gadsden, Alabama.  The purchase price is $8,700,000 with an anticipated closing date of September 1, 2010.  The Company paid $150,000 upon signing the purchase agreement and an additional $100,000 to extend the original closing date as earnest money.

On March 7, 2010, Attalla Nursing ADK, LLC, a subsidiary of the Company entered a Purchase Agreement with Attalla Health Care Inc., an Alabama corporation, to acquire the assets of Attalla Health Care, a 182 bed skilled nursing facility located in Attalla, Alabama.  The purchase price is $9,800,000 with an anticipated closing date of September 1, 2010.  The Company paid $150,000 upon signing the purchase agreement and an additional $100,000 to extend the original closing date as earnest money.

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

NOTE 6.  ACQUISITIONS (continued)

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

Alabama Assisted Living Acquisition

On June 25, 2010, the Company’s consolidated variable interest entity Riverchase Village ADK, LLC (“Riverchase”) acquired a 105-unit assisted living facility in Alabama that is accounted for as a business combination for an adjusted purchase price of approximately $4.9 million.  The acquisition was financed through the issuance of bonds (see NOTE 5).  Riverchase was acquired as part of the Company’s strategy to grow its presence outside of Ohio and within the assisted living industry.

Riverchase is owned 100% by a significant shareholder of the Company and the Company has entered into a five year agreement to manage this facility.  Although the Company does not have any voting interests or equity ownership of Riverchase, the Company has guaranteed the bond obligations of Riverchase and has an agreement to purchase Riverchase through an option agreement that expires in one year for an exercise price of $100,000.  Riverchase has been determined to be a variable interest entity and given the Company’s significant variable interests in Riverchase, the Company has determined that it is the primary beneficiary and therefore the results of operations are included in the consolidated financial statements (see Note 7 for additional information).  Since the Company has no direct ownership in Riverchase, 100% of the facility financial results are reported as non controlling interest.

In connection with the acquisition, the Company recognized a total gain of approximately $980,000 in the statement of operations.  The transaction resulted in a bargain purchase because the previous business was in foreclosure and the facility was being operated under receivership.  Acquisition related costs of approximately $170,000 were paid from proceeds from the bond issue and are reflected in other expense in the accompanying consolidated statement of operations.

NOTE 6.  ACQUISITIONS (continued)

The following table summarizes the consideration transferred and the amounts of the assets acquired recognized at fair value on the acquisition date:

Consideration Transferred:
Proceeds from bond issuance	$ 4,914,005

Assets Acquired & Liabilities Assumed:
Land	940,900
Building	4,985,600
Equipment and Furnishings	73,500
Other accrued liabilities	(106,243)
Total identifiable net assets	5,893,757
Less: gain on bargain purchase	(979,752)
Total consideration	$ 4,914,005

The actual amounts of Riverchase’s revenue and earnings included in the consolidated income statement for the quarter ended June 30, 2010 and the supplemental pro forma revenue and earnings of the combined entity for the six months ended June 30, 2010 and 2009 had the acquisition date been January 1, 2009 are:

	Revenue	Income (Loss) from Operations	Income (Loss) Attributable to Noncontrolling Interest	Income (Loss) Attributable to AdCare Health Systems
Actual from 6/25/10 – 6/30/10	$ 24,660	$ (2,494)	$ 2,494	$ -
Supplemental pro forma for 1/1/10-6/30/10	$ 13,432,431	$ (431,681)	$ 41,794	$ (381,887)
Supplemental pro forma for 1/1/09-6/30/09	$ 13,832,016	$ 730,086	$ 201,200	$ 931,286

NOTE 7.  VARIABLE INTEREST ENTITIES

Community Hearth & Home and Hearth & Home of Urbana

On March 31, 2010, the Company obtained full control of its previously consolidated variable interest entities Community Hearth & Home and Hearth & Home of Urbana by acquiring the remaining 50% noncontrolling equity interests.  As such, these entities are no longer considered variable interest entities and are consolidated as wholly-owned subsidiaries.  See Note 6 for additional information about the acquisition.

Riverchase Village ADK, LLC

Riverchase Village ADK, LLC (Riverchase), a newly formed entity, was established during 2010 by the Company.  After formation, 100% of the membership interests of Riverchase were assigned to a common shareholder of the Company.  On June 25, 2010, Riverchase acquired a business and began operations (see Note 6 for additional information about the Alabama Assisted Living acquisition).  Even though the Company does not have any equity interest in Riverchase, it was determined that Riverchase is a variable interest entity as it does not have sufficient equity at risk.  Given the related party relationship with the common shareholder and certain other variable interests with Riverchase, the Company determined that it is the primary beneficiary and consolidation of Riverchase is required.  As such, the Company initially consolidated Riverchase on June 25, 2010, the date of acquisition and initial operations.

NOTE 7.  VARIABLE INTEREST ENTITIES (continued)

The Company’s primary variable interest is a guarantee agreement for Riverchase’s revenue bonds that were used to finance the acquisition (see Note 5 for additional information about the bond issue).  The Company’s maximum exposure is the outstanding principal of the revenue bonds and any accrued interest.  At June 30, 2010, the maximum exposure to the Company under the guarantee agreement is $6,365,000.  In addition to the guarantee agreement, the Company has entered into a management agreement to operate Riverchase.  The Company also has an option agreement that allows the Company to exercise its right to purchase 100% of the membership interest rights by June 25, 2011 for $100,000.

As the primary beneficiary of Riverchase, its assets, liabilities and results of operations are included in the Company’s consolidated financial statements beginning June 25, 2010.  As the Company does not have any equity interest, the other equity holder’s 100% interest is reflected in “Net Income Attributable to Noncontrolling Interests” in the consolidated statement of operations and “Noncontrolling interest in subsidiaries” in the consolidated balance sheet.  The following summarizes the carrying amounts of Riverchase’s assets and liabilities included in the consolidated balance sheet at June 30, 2010:

Riverchase Assets and Liabilities:
(Amounts in 000’s)	June 30, 2010

Cash	$ 1
Restricted cash	626
Property and equipment, net	6,000
Other assets	653
Total assets	7,280

Accrued expenses	109
Notes payable and other debt	6,365
Total liabilities	$ 6,474

The restricted cash of Riverchase is limited for purposes specified by the bond issuance (see Note 5 for additional information about the bond issue).

NOTE 8.  COMMON STOCK

On June 4, 2010, the shareholders voted to amend the articles of incorporation to increase the number of authorized shares of common stock from 14,500,000 shares to 29,000,000 shares and to increase the number of authorized shares of preferred stock from 500,000 shares to 1,000,000 shares.  The amendments were effective in the second quarter of 2010.

On June 30, 2010, the Company closed a public stock offering of 1,714,286 shares of common stock at a gross price of $3.50 per share.  The Company received net proceeds of approximately $5.5 million after deducting underwriting discounts, commissions, legal fees and other offering-related expenses payable by the Company.  AdCare granted a 30-day option to the underwriter to purchase up to an additional 15% of the shares offered, or 257,143 shares, to cover over-allotments, if any.

On August 4, 2010, the underwriter exercised their overallotment option to purchase an additional 225,400 shares of common stock at a discounted price of $3.255 per share, resulting in net proceeds to the Company of approximately $734,000.

NOTE 9.  STOCK DIVIDEND

On August 11, 2010, the board of directors declared a 5% stock dividend to be issued on or about October 15, 2010 based on the shareholders of record at the close of business on September 30, 2010.  As the Company is in a deficit position, there is no recorded impact to the reported amounts of stockholders’ equity in the accompanying consolidated balance sheet.  As the stock dividend was declared before the release of the accompanying consolidated financial statements, all references to the number of common shares and per-share amounts are restated based on the increased number of shares giving retroactive effect to the stock dividend.

NOTE 10.  SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

On July 30, 2010, the Company entered into various agreements to take over as the operator of ten skilled nursing facilities located in Georgia.  These facilities were previously being operated by another company (the “prior operator”) that filed for bankruptcy relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Georgia.  The prior operator was operating these facilities under operating lease agreements with two different owners.  The lessors of these facilities own the bed licenses required to operate them as skilled nursing facilities.  Management is currently evaluating the potential accounting impacts of these transactions.

For eight of the ten skilled nursing facilities (the “G8 facilities”), the Company entered into an Operations Transfer Agreement (“OTA”) with the prior operator to transfer the operations to the Company.  The Company has also established a new operating lease agreement with the lessor of the G8 facilities.  The Company began leasing and managing the operations of five of the G8 facilities effective August 1, 2010.  The Company anticipates commencement of the lease and operations on the remaining three G8 facilities effective October 1, 2010.

For the G8 facilities, under the OTA, the Company paid the prior operator cash of approximately $3,100,000 in exchange for the transfer of the operations, the acquisition of certain receivables, and the assumption of liabilities up to a maximum of $1,300,000 as outlined by the bankruptcy court.  Under the new lease agreements for the G8 facilities, the Company entered into a 10 year operating lease agreement.  On August 1, 2010, the lease agreements went into effect for five of the G8 facilities.  The Company was required to pay the lessor of the facilities a total of approximately $1,200,000 for the security deposit, two months of advance rent, and the August 2010 rent.  The Company expects rent payments for the G8 facilities to total $397,650 per month with an annual rate increase of 2% over the term of the lease agreement.

For the remaining two skilled nursing facilities (the “G2 facilities”), the Company entered into an Assignment and Transfer Agreement (“ATA”) with the prior operator to assign the operating leases of these facilities and transfer the operations to the Company.  The Company anticipates commencement of the leases and operations of the G2 facilities effective October 1, 2010.

For the G2 facilities, at a future closing date under the ATA, the Company will be required to provide the prior operator $4,250,000 in cash, $1,250,000 in common stock of the Company, and a promissory note for $500,000.  Additionally, the Company has agreed to enter into consulting agreements with certain principles of the prior operator.  The consulting agreements will be for a period of three years with combined consulting fees of $500,000 per year.  On July 30, 2010, the Company paid the prior operator a $200,000 cash advance and an earnest money deposit of $1,000,000 which will be returned to the Company at closing.

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

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services.  We currently manage twenty facilities, comprised of eleven skilled nursing centers, eight assisted living residences and one independent living/senior housing facilities, totaling over 1,500 units.

We have an ownership interest in eight of the facilities we manage, comprised of 100% ownership of two of the skilled nursing centers and six assisted living facilities.  We have lease agreements on six skilled nursing facilities.  The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is…”  We also maintain a development/consulting initiative which provides potential management opportunities to our core long-term care business.  AdCare Health Systems, Inc. and Hearth & Home are registered trademarks.

We have embarked on a strategy to grow our business through acquisitions of senior care facilities and businesses providing services to those facilities.  During 2009, we engaged a Chief Acquisitions Officer with the primary purpose of identifying acquisition opportunities in the Midwestern and Southeastern United States.  In December 2009, we completed a private placement of our stock which raised approximately $2,400,000 net of underwriter’s expenses.  On June 30, 2010, we completed a public offering of our stock with net proceeds of approximately $5,500,000.  Additionally, on August 4, 2010, the underwriter exercised their overallotment option to purchase an additional 225,400 shares of common stock at a discounted price of $3.255 per share, resulting in net proceeds to the Company of approximately $734,000. These initial steps have led us to several growth opportunities during 2010.

On July 30, 2010, the Company entered into various agreements to take over as the operator of ten skilled nursing facilities located in Georgia.  These facilities were previously being operated by another company (the “prior operator”) that filed for bankruptcy relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Georgia.  The prior operator was operating these facilities under operating lease agreements with two different owners.  The lessors of these facilities own the bed licenses required to operate them as skilled nursing facilities.  Management is currently evaluating the potential accounting impacts of these transactions.

For eight of the ten skilled nursing facilities (the “G8 facilities”), the Company entered into an Operations Transfer Agreement (“OTA”) with the prior operator to transfer the operations to the Company.  The Company has also established a new operating lease agreement with the lessor of the G8 facilities.  The Company began leasing and managing the operations of five of the G8 facilities effective August 1, 2010.  The Company anticipates commencement of the lease and operations on the remaining three G8 facilities effective October 1, 2010.

For the G8 facilities, under the OTA, the Company paid the prior operator cash of approximately $3,100,000 in exchange for the transfer of the operations, the acquisition of certain receivables, and the assumption of liabilities up to a maximum of $1,300,000 as outlined by the bankruptcy court.  Under the new lease agreements for the G8 facilities, the Company entered into a 10 year operating lease agreement.  On August 1, 2010, the lease agreements went into effect for five of the G8 facilities.  The Company was required to pay the lessor of the facilities a total of approximately $1,200,000 for the security deposit, two months of advance rent, and the August 2010 rent.  The Company expects rent payments for the G8 facilities to total $397,650 per month with an annual rate increase of 2% over the term of the lease agreement.

For the remaining two skilled nursing facilities (the “G2 facilities”), the Company entered into an Assignment and Transfer Agreement (“ATA”) with the prior operator to assign the operating leases of these facilities and transfer the operations to the Company.  The Company anticipates commencement of the leases and operations of the G2 facilities effective October 1, 2010.

For the G2 facilities, at a future closing date under the ATA, the Company will be required to provide the prior operator $4,250,000 in cash, $1,250,000 in common stock of the Company, and a promissory note for $500,000.  Additionally, the Company has agreed to enter into consulting agreements with certain principles of the prior operator.  The consulting agreements will be for a period of three years with combined consulting fees of $500,000 per year.  On July 30, 2010, the Company paid the prior operator a $200,000 cash advance and an earnest money deposit of $1,000,000 which will be returned to the Company at closing.

On April 9, 2010, Riverchase Village ADK, LLC, (“Riverchase”) a wholly owned subsidiary of AdCare Health Systems, Inc. entered into a Purchase Agreement with CSC Enid Properties, LLC, an Oklahoma limited liability company controlled by a bank, to acquire the assets of Riverchase Village, a 105 bed assisted living facility located in Hoover, Alabama.  The purchase price was $5,000,000 and the Company paid $150,000 upon signing the purchase agreement as earnest money. The closing conditions were amended and the Company paid another $100,000 as earnest money.  The right to acquire Riverchase was assigned to Chris Brogdon, Vice Chairman of the Company, on June 22, 2010, and the transaction closed on June 25, 2010.  As consideration for the assignment, Riverchase granted the Company a one year option with a $100,000 exercise price to acquire Riverchase under the same terms and conditions as set forth in the Purchase Agreement.  In addition, the Company entered into a five year management contract to manage Riverchase.  In connection with financing the transaction, Riverchase borrowed from the Medical Clinic Board of the City of Hoover the proceeds from the issuance of $5,845,000 First Mortgage Healthcare Facility Revenue Bonds (Series 2010A) and $520,000 First Mortgage Revenue Bonds (Series B) to acquire the Property, pay the cost of certain repairs and improvement to the Property, fund certain reserves and pay the cost of the issuance of the Bonds. As part of the financing, the Company was required to be a guarantor on the bonds.  Riverchase has refunded the $250,000 of earnest money to the Company.  The results of operations of Riverchase Village have been consolidated in our financial statements as a result of our determination that Riverchase Village is a variable interest entity of which AdCare Health Systems is the primary beneficiary.

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

On March 7, 2010, we entered a purchase agreement to acquire two skilled nursing facilities located in Alabama.  Attalla Health Care is a 182 unit facility located in Attalla, Alabama.  Coosa Valley Health Care is a 124 unit facility located in Gadsden, Alabama.  Combined, these acquisitions will increase our number of skilled nursing facilities under management to eight and the total number of units from over 1,500 to over 1,800.  Additionally, the acquisitions could increase our patient care revenue by between 60% and 70%.  The combined purchase price of the facilities is $18,500,000.  The purchase is expected to close during the third quarter, 2010.

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

Management and Facility Based Care Segment

We focus on two primary indicators in evaluating the financial performance of our business.  Those indicators are facility occupancy and staffing.  Facility staffing is important because payroll and related payroll costs represent approximately 64% of our total operating costs.  Staffing levels and the quality of staff are closely monitored by management to make sure costs are maintained within expected levels and to assure a high level of quality services.  Facility occupancy is important as higher occupancy generally leads to higher revenue.  According to the Ohio Health Care Association, average nursing home occupancy within Ohio was 87.6% for 2008.  Over the past 10 years, occupancy has averaged 87.8% statewide according to the State of Ohio.  According to the American Health Care Association, median nursing facility occupancy rates were 87.5% nationally for certified beds.  Our skilled nursing facilities averaged 84.2% for the three months ended June 30, 2010 and assisted living facilities averaged 83.7%.  For the three months ended June 30, 2009, our skilled nursing facilities averaged 86.3% and assisted living facilities averaged 90.6%.  Statewide averages are not published for assisted living facilities.

We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are typically higher.  However, during the three months ended June 30, 2010, the number of patients covered by Medicare has declined from previous levels.  For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, the number of patients covered by Medicare decreased 16% from 13.5% for the three months ended June 30, 2009 to 11.3% for the three month ended June 30, 2010.   For the six months ended June 30, 2010, the percentage of patients covered by Medicare was 11.3% compared to 15 % for the six months ended June 30, 2009.

The Federal Centers for Medicare and Medicaid Services, or CMS, adopted rules that decreased the aggregate Medicare payments to skilled nursing facilities by approximately 1.1% in federal fiscal year 2010.  Effective as of October 1, 2008, CMS increased Medicare rates for skilled nursing facilities by approximately 3.5% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services.  CMS then adopted rules recalibrating the Medicare prospective payment categories for skilled nursing facilities for federal fiscal year 2010.  The recalibration resulted in a decrease of approximately 3.3% in projected skilled nursing facility payments, offset by an increase of approximately 2.2% to account for inflation.  As a result, CMS estimates that aggregate Medicare payments will be reduced by approximately 1.1% in fiscal year 2010.  For the six months ended June 30, 2010, Medicare covered residents of our skilled nursing facilities comprised approximately 11.3% of our total skilled nursing facility patients.

In July 2009, the Governor of the State of Ohio signed into law the state Biennial Budget 2009-2010.  Certain provisions of this budget contain modifications to Medicaid reimbursement that affect our reimbursement beginning July 1, 2009.  We have implemented operating changes in our skilled nursing facilities to help offset some of the negative impacts of the state budget changes.  However, we are receiving limited positive adjustments in our reimbursement while our costs of providing services continue to rise.  For the six months ended June 30, 2010, Medicaid covered patients of our skilled nursing facilities comprised approximately 65.9% of our total skilled nursing facility patients.

Home Based Care Segment

In addition to providing home health care services to patients in their homes, we are utilizing our home health services in our assisted living and independent living properties creating cross selling opportunities thereby further enhancing our revenue.  The percentage of our home health patients covered by Medicare has decreased from 27.8% for the three months ended June 30, 2009, to 17.3% for the three months ended June 30, 2010.  For the six months ended June 30, 2010, the percentage of our home health patients covered by Medicare has decreased to 20.6% compared 27.6% for the six months ended June 30, 2009.

The Center for Medicare and Medicaid Services (CMS) has made a 2.75% across-the-board rate reduction for home health care services for 2010, as well as a 2.71% cut for 2011. Additionally, CMS has other initiatives directed towards reducing payment for home health care services.  Medicare covered services comprise approximately 20.6% of our home health total visits.  Effective January 1, 2010, Ohio Job and Family Services (Medicaid) made a 3% reduction in reimbursement for home health services.  Medicaid covered services comprise approximately 71.7% of our home health total visits.

The table below shows the net income from both our management and facility-based care operation and our home based care operation for the three and six months ended June 30, 2010 and 2009.

(Amounts in 000’s)
	Manage-
	ment and	Home
	Facility	Based	Total	Cor-
	Based Care	Care	Segments	porate	Total
Three-months ended June 30, 2010:
Net Revenue	6,135	597	6,732	(508)	6,224
Net Income (Loss)	282	(87)	195	-	195
Total Assets	40,078	2,450	42,528	-	42,528
Capital Spending	385	9	394	-	394

Three-months ended June 30, 2009:
Net Revenue	6,285	795	7,080	(467)	6,613
Net Income	33	131	164	-	164
Total Assets	24,367	2,543	26,910	-	26,910
Capital Spending	61	-	61	-	61

Six-months ended June 30, 2010:
Net Revenue	12,319	1,264	13,583	(984)	12,599
Net Income (Loss)	669	(60)	609	-	609
Total Assets	40,078	2,450	42,528	-	42,528
Capital Spending	526	9	535	-	535

Six-months ended June 30, 2009:
Net Revenue	12,469	1,458	13,927	(929)	12,998
Net Income	119	149	268	-	268
Total Assets	24,367	2,543	26,910	-	26,910
Capital Spending	132	-	132	-	132

For the three months ended June 30, 2010, revenue in our management and facility based care segment decreased approximately $150,000 as a result of lower occupancy in our skilled nursing and assisted living facilities as well as fewer patients being served by our home health agency.  In addition, the management and facility based care segment experienced increased expenses primarily as a result of non cash compensation expense related to warrants and restricted stock issued to members of management in December, 2009, annual employee wage increases of approximately 3% and additional payroll costs related to the acquisition of the Riverchase assisted living facility.  This decline in revenue and increases in expenses were offset by a gain on the acquisition of Riverchase of approximately $980,000 resulting in a net income of approximately $282,000 in the management and facility based care segment.  The primary increases in total assets of the management and facility based care segment related primarily to assets acquired from the Company’s acquisitions.  The increase in capital spending was primarily the result of investment in our internal use software due to the planned increase in the number of facilities under our management.

For the six months ended June 30, 2010, revenue in our management and facility based care segment decreased approximately $150,000 as a result of lower census in our skilled nursing and assisted living facilities.  In addition, the management and facility based care segment experienced increased expenses primarily as a result of non cash compensation expense related to warrants and restricted stock issued to members of management in December, 2009, annual employee wage increases of approximately 3% and additional payroll costs related to the acquisition of the Riverchase assisted living facility.  This decline in revenue and increase in expenses was offset by gains on acquisitions Community’s Hearth & Home, Hearth & Home of Urbana and Riverchase of approximately $1,806,000 resulting in a net income of $669,000.

For the three months ended June 30, 2010, revenue in our home based care segment decreased approximately $198,000 as a result of services provided to fewer patients as well as fewer Medicare patients overall. In addition, the home based care segment experienced increased expenses from annual employee wage increases of approximately 3%.  The decline in revenues and increases in expenses resulted in a net loss of $87,000 in the home based care segment.    The increase in capital spending was primarily the result of routine purchases of equipment.

For the six months ended June 30, 2010, revenue in our home based care segment declined approximately $194,000 as a result of fewer patients and fewer patients covered by Medicare.  In addition, the home based care segment experienced increased expenses from annual employee wage increases of approximately 3%.  The decline in revenues and increases in expenses resulted in a net loss of approximately $60,000.  The increase in capital spending was primarily the result of routine purchases of equipment

Critical Accounting Policies and Use of Estimates

There have been no significant changes during the six month period ended June 30, 2010 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in our most recent Annual Report on Form 10-K/A filed with the SEC on April 2, 2010.

Consolidated Results of Operations

Three months ended June 30, 2010 and June 30, 2009

Revenue

	June 30, 2010	June 30, 2009	(Decrease)/ Increase	% Change
Patient care revenue	$5,700,272	$6,162,746	$(462,474)	(7.5)%
Management, consulting and development fee revenue	523,941	450,381	73,560	16.3%
	$6,224,213	$6,613,127	$(388,914)	(5.9)%

For the periods compared, patient care revenue decreased approximately $463,000 or 7.5%.  The average occupancy in our skilled nursing centers declined 2.1% while the number of residents covered by Medicare decreased to 11.3% for the three months ended June 30, 2010 compared to 13.5% for the three months ended June 30, 2009 resulting in a decrease in revenue of approximately $322,000.  The average occupancy in our assisted living facilities declined 6.9%; however, revenue in our assisted living centers increased approximately $58,000 as a result of an annual increase in rates charged to privately paying residents and due to the acquisition of the Riverchase assisted living facility.  Home health revenue declined approximately $199,000 as a result of services provided to fewer patients as well as few Medicare patients overall.  Management, consulting and development fee revenue increased approximately $74,000 or 16.3% as a result of higher management fees on properties we manage for third parties and the addition of two new contracts for management of skilled nursing facilities.

Operating Expenses

	June 30, 2010	June 30, 2009	Increase	% Change
Payroll and related payroll costs	$3,965,010	$3,709,728	$255,282	6.9%
Other operating expenses	2,296,288	2,150,161	146,127	6.8%
Depreciation and amortization	233,410	225,878	7,532	3.3%
	$6,494,708	$6,085,767	$408,941	6.7%

Operating expenses for the three months ended June 30, 2010 increased by approximately $409,000 or 6.7%.  Payroll and related payroll costs for the three months ended June 30, 2010 increased by approximately $255,000 or 6.9%.  The increase is due primarily to $213,000 in non cash compensation expense related to warrants and restricted stock issued to members of management in December, 2009, annual employee wage increases of approximately 3% and additional payroll costs related to the acquisition of the Riverchase assisted living facility.  These increases were partially offset by reductions in staff as a result of lower occupancy in our skilled nursing facilities and the need for fewer care givers in our home health division as a result of fewer patients being cared for.

Other operating expenses increased approximately $146,000 or 6.8% due primarily to increased expenses related to Board activities, higher legal fees and consulting fees for investment bankers and investor relations.

Depreciation and amortization expense increased by approximately $7,500 or 3.3% primarily due to routine additions of fixed assets and their related depreciation expense.

(Loss) Income from Operations

Loss from operations for the three months ended June 30, 2010 was approximately $270,000.  When compared to the three months ended June 30, 2009 income from operations of approximately $527,000, this represents a decrease of approximately $798,000.  This is primarily a result of increased non cash compensation expense related to warrants and restricted stock, other increases in operating expenses and lower revenue as described above.

Other Income and Expense

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, interest income and interest expense was nearly unchanged.  Other expense increased approximately $152,000 as a result of acquisitions costs primarily related to the acquisition of the Riverchase assisted living facility.

Gain on Acquisition

On June 25, 2010, Riverchase Village ADK, LLC, a variable interest entity of which AdCare Health Systems is the primary beneficiary, completed the acquisition of Riverchase Village.  This transaction was accounted for accordance with ASC Topic 805, Business Combinations.  As a result, we recognized a gain of approximately $980,000.  Refer to Note 6 in the consolidated financial statements for additional information regarding the acquisition.

Summary

Income before income taxes for the three months ended June 30, 2010 was approximately $205,000 compared to a net income of approximately $175,000 for the three months ended June 30, 2009, an increase of approximately $30,000 primarily as a result of the gain on acquisition offset partially by increases in operating expenses and reduced revenue.

Income tax expense of approximately $10,600 for three months ended June 30, 2010, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net loss attributable to AdCare Health Systems for the three months ended June 30, 2010, was approximately $610,000 compared to a net income for the three months ended June 30, 2009, of approximately $147,000, a decrease of approximately $757,000 as a result of the items described above.

Consolidated Results of Operations

Six months ended June 30, 2010 and June 30, 2009

Revenue

	June 30, 2010	June 30, 2009	(Decrease)/ Increase	% Change
Patient care revenue	$11,567,059	$12,079,581	$(512,522)	(4.2)%
Management, consulting and development fee revenue	1,031,672	918,435	113,237	12.3%
	$12,598,731	$12,998,016	$(399,285)	(3.1)%

For the periods compared, patient care revenue decreased approximately $513,000 or 4.2%.  The average occupancy in our skilled nursing centers declined 1.2% while the number of residents covered by Medicare decreased to 11.3% for the six months ended June 30, 2010 compared to 15% for the six months ended June 30, 2009 resulting in a decrease in revenue of approximately $442,000.  The average occupancy in our assisted living facilities declined 1.7%; however, revenue in our assisted living centers increased approximately $124,000 as a result of an annual increase in rates charged to privately paying residents and due to the acquisition of the Riverchase Village assisted living facility.  Home health revenue declined approximately $195,000 as a result of services provided to fewer patients as well as few Medicare patients overall.  Management, consulting and development fee revenue increased approximately $113,000 or 12.3% as a result of higher management fees on properties we manage for third parties and the addition of two new contracts for management of skilled nursing facilities.

Operating Expenses

	June 30, 2010	June 30, 2009	Increase	% Change
Payroll and related payroll costs	$ 8,025,974	$7,447,457	$578,517	7.8%
Other operating expenses	4,481,164	4,168,087	313,077	7.5%
Depreciation and amortization	475,974	451,186	24,788	5.5%
	$12,983,112	$12,066,730	$916,382	7.6%

Operating expenses for the six months ended June 30, 2010 increased by approximately $916,000 or 7.6%.  Payroll and related payroll costs for the six months ended June 30, 2010 increased by approximately $579,000 or 7.8%.  The increase is due primarily to $425,000 in non cash compensation expense related to warrants and restricted stock issued to members of management in December, 2009, annual employee wage increases of approximately 3% and additional payroll costs related to the acquisition of the Riverchase Village assisted living facility.  These increases were partially offset by reductions in staff as a result of lower occupancy in our skilled nursing facilities and the need for fewer care givers in our home health division as a result of fewer patients being cared for.

Other operating expenses increased approximately $313,000 or 7.5% due primarily to increased expenses related to Board activities, higher legal fees and consulting fees for investment bankers and investor relations.

Depreciation and amortization expense increased by approximately $25,000 or 5.5% primarily due to routine additions of fixed assets and their related depreciation expense.

(Loss) Income from Operations

Loss from operations for the six months ended June 30, 2010 was approximately $384,000.  When compared to the six months ended June 30, 2009 income from operations of approximately $931,000, this represents a decrease of approximately $1,316,000.  This is primarily a result of increased non cash compensation expense related to warrants and restricted stock, other increases in operating expenses and lower revenue as described above.

Other Income and Expense

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, interest income and interest expense was nearly unchanged.  Other expense increased approximately $156,000 as a result of acquisitions costs primarily related to the acquisition of the Riverchase Village assisted living facility.

Gain on Acquisitions

On June 25, 2010, Riverchase Village ADK, LLC, a variable interest entity of which AdCare Health Systems is the primary beneficiary, completed the acquisition of Riverchase Village.  This transaction was accounted for accordance with ASC Topic 805, Business Combinations.  As a result, we recognized a gain of approximately $980,000.  Refer to Note 6 in the consolidated financial statements for additional information regarding the acquisition.

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

Summary

Income before income taxes for the six months ended June 30, 2010 was approximately $630,000 compared to a net income of approximately $289,000 for the six months ended June 30, 2009, an increase of approximately $341,000 primarily as a result of the gain on acquisition offset partially by increases in operating expenses and reduced revenue.

Income tax expense of approximately $21,000 for six months ended June 30, 2010, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net loss attributable to AdCare Health Systems for the six months ended June 30, 2010, was approximately $201,000 compared to a net income for the six months ended June 30, 2009, of approximately $243,000, a decrease of approximately $443,000 as a result of the items described above.

Liquidity and Capital Resources

Overview

We had net working capital as of June 30, 2010 of approximately $6,507,000 as compared to net working capital of approximately $2,658,000 for the year ended December 31, 2009, an increase of approximately $3,849,000.  This increase is primarily the result of a public offering of our stock with net proceeds of approximately $5.5 million which was offset by cash used for deposits on our pending acquisitions in Alabama, for the acquisitions for Community’s Hearth & Home and Hearth & Home of Urbana on March 31, 2010, and for other investments in property and equipment.  Additionally, on August 4, 2010, our underwriter exercised their overallotment option to purchase an additional 225,400 shares of common stock at a discounted price of $3.255 per share, resulting in net proceeds to the Company of approximately $734,000.

On November 14, 2008, we established a $100,000 line of credit with Huntington National Bank to assist with cash flow.  On March 26, 2010, our lender increased this line of credit to $200,000.  As of June 30, 2010, approximately $57,000 was used in operations of the Company.

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

Our properties are financed with loans secured by the Department of Housing and Urban Development (“HUD”).  These loans limit our use of the cash generated by the properties for purposes other than to fund the operations of the HUD financed property.  In January and July each year, we are permitted to withdraw cash from these properties if a calculation of cash flow determines that the properties have generated cash in excess of what is needed to fund the expenses of the property in the short term.  When the calculation indicates there is available cash, we withdraw the funds from the property and deposit them in an interest bearing checking account and hold them for future use in operations.  Of our unrestricted cash balance of approximately $2,757,000, there was approximately $967,000 of cash that was subject to these requirements representing approximately 35% of our unrestricted cash balance as of June 30.

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

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities, financing activities and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can take up to several months.  On average, accounts receivable were outstanding approximately 27 days before collection as of June 30, 2010 and December 31, 2009.  The status of accounts receivable collections is monitored very closely by our senior management.

Six months ended June 30, 2010

Net cash used in operating activities for the six months ended June 30, 2010 was approximately $321,000 consisting primarily of our net loss from operations and changes in working capital partially offset by noncash charges; all primarily the result of routine operating activity.

Net cash used in investing activities for the six months ended June 30, 2010 was approximately $1,348,000.  This is primarily the result of escrow deposits for the pending acquisitions of two Alabama facilities, the purchase of the 50% noncontrolling interest in Community’s Hearth & Home and Hearth & Home of Urbana, and the purchase of additional equipment partially offset by an increase in restricted cash due to routine payment into HUD required escrow accounts.

Net cash used in financing activities was approximately $55,000 for the six months ended June 30, 2010.  This is primarily the result of routine principal payments on existing loans partially offset by $57,000 drawn from our line of credit and $224,000 received upon the exercise of warrants.

Six months ended June 30, 2009

Net cash provided by operating activities for the six months ended June 30, 2009 was approximately $982,000 consisting primarily of our net income from operations, changes in working capital, and other noncash charges; all primarily the result of routine operating activity.

Net cash used in investing activities for the six months ended June 30, 2009 was approximately $153,000.  This is primarily the result of purchases of additional equipment and an increase in restricted cash due to routine payment into HUD required escrow accounts.

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

Item 6.  Exhibits and Reports on Form 8-K

a.

The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Assignment and Transfer Agreement
99.2	Operations Transfer Agreement
99.3	Master Lease Agreement

b.

The Company filed the following Reports on Form 8-K during the three months ended June 30, 2010:

Date	Description
May 18, 2010	Financial Statements and Exhibits
June 10, 2010	Submission of Matters to a Vote of Security Holders.
June 28, 2010	Entry into a Material Definitive Agreement.

The Company filed the following Reports on Form 8-K subsequent to June 30, 2010:

Date	Description
July 6, 2010	Entry into a Material Definitive Agreement
August 5, 2010	Completion of Acquisition or Disposition of Assets
August 16, 2010	Amendment of 8-K filed on August 5, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  August 16, 2010

/s/Gary L. Wade

Chief Executive Officer

Date:  August 16, 2010

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

Date: August 16, 2010	By	/s/Gary L. Wade
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

Date: August 16, 2010	By	/s/Scott Cunningham
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

Date: August 16, 2010	By:	/s/Gary L. Wade
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

Date: August 16, 2010	By:	/s/Scott Cunningham
Scott Cunningham, Chief Financial Officer