Form 10-Q
period 2010-11-15
ADCARE HEALTH SYSTEMS INC
filed 2010-11-15
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 2, 2010:  7,959,415 shares of common stock with no par value are outstanding

AdCare Health Systems, Inc.

Form 10-Q

Table of Contents

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Consolidated Balance Sheets –September 30, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Operations – Three and nine months ended September 30, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Cash Flows –Nine months ended September 30, 2010 and 2009 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4T.	Controls and Procedures	33
Part II.	Other Information	33
Item 1.	Legal Proceedings	33
Item 6.	Exhibits	33
Signatures
EX-31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
EX-32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash	$5,454,714	$4,481,100
Accounts receivable:
Long-term care resident receivables, net	5,886,193	1,838,560
Management, consulting and development receivables, net	396,564	124,761
Advances and receivables from affiliates	20,855	16,407
Other receivables	438,978	-
Prepaid expenses and other	663,263	541,958
Total current assets	12,860,567	7,002,786

Restricted cash	1,898,017	1,430,674
Property and equipment, net	23,646,931	16,445,028
Intangibles, net	2,277,796	1,189,307
Goodwill	2,679,482	2,679,482
Escrow deposits on acquisitions	2,735,301	-
Lease deposits	958,633	-
Other assets	2,131,043	1,357,160
Total assets	$49,187,770	$30,104,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$744,101	$698,504
Current portion of notes payable to stockholder	16,847	9,432
Accounts payable	2,151,990	1,039,422
Accrued expenses	5,339,474	2,597,151
Total current liabilities	8,252,412	4,344,509

Notes payable and other debt, net of current portion	25,831,340	16,701,028
Notes payable to stockholder, net of current portion	-	24,444
Other liabilities	650,571	746,074
Deferred tax liability	244,499	212,574
Total liabilities	34,978,822	22,028,629

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
29,000,000 shares authorized; 7,959,233 and 5,628,007 shares issued and outstanding	25,050,918	17,571,801
Accumulated deficit	(11,505,553)	(9,805,249)
Total stockholders' equity	13,545,365	7,766,552
Noncontrolling interest in subsidiaries	663,583	309,256
Total equity	14,208,948	8,075,808
Total liabilities and stockholders' equity	$49,187,770	$30,104,437

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Patient care revenues	$12,741,701	$ 6,434,186	$24,308,760	$ 18,513,767
Management, consulting and development fee revenue	532,985	475,313	1,564,657	1,393,748
Total revenue	13,274,686	6,909,499	25,873,417	19,907,515

Expenses:
Payroll and related payroll costs	8,243,065	3,929,280	16,269,039	11,376,737
Other operating expenses	5,488,360	2,250,032	9,969,524	6,418,118
Depreciation and amortization	303,190	231,773	779,164	682,959
Total expenses	14,034,615	6,411,085	27,017,727	18,477,814

(Loss) Income from Operations	(759,929)	498,414	(1,144,310)	1,429,701
Other Income (Expense):
Interest income	6,860	520	14,220	2,926
Interest expense	(427,308)	(292,853)	(1,020,128)	(888,028)
Other expense	(452,645)	(1,622)	(658,239)	(50,946)
	(873,093)	(293,955)	(1,664,147)	(936,048)

Gain on Acquisitions	-	-	1,805,741	-

(Loss) Income Before Income Taxes	(1,633,022)	204,459	(1,002,716)	493,653
Income Tax Expense	(10,641)	(10,641)	(31,925)	(31,925)
Net (Loss) Income	(1,643,663)	193,818	(1,034,641)	461,728
Net Loss (Income) Attributable to Noncontrolling Interests	143,899	6,199	(665,663)	(18,796)
Net (Loss) Income Attributable to AdCare Health Systems	$ (1,499,764)	$ 200,017	$(1,700,304)	$ 442,932

Net (Loss) Income Per Share, Basic:	$ (0.19)	$ 0.05	$ (0.26)	$ 0.11
Net (Loss) Income Per Share, Diluted:	$ (0.19)	$ 0.05	$ (0.26)	$ 0.10

Weighted Average Common Shares Outstanding,
Basic	7,925,493	3,975,435	6,433,129	3,975,435
Diluted	7,925,493	4,198,728	6,433,129	4,198,728

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (1,034,641)	$ 461,728
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	779,164	682,959
Warrants issued for services	9,626	40,486
Stock option compensation expense	637,705	120,776
Deferred tax expense	31,925	31,925
Loss on disposal of assets	1,303	892
Noncash acquisition costs in other expenses	171,961	-
Gain on acquisitions	(1,805,740)	-
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(1,433,667)	114,039
Prepaid expenses and other	(173,162)	3,830
Lease deposits	(958,633)	-
Other assets	189,929	95,653
Accounts payable and accrued expenses	2,591,366	(261,328)
Other liabilities	(95,504)	271,377
Net cash (used in) provided by operating activities	(1,088,368)	1,562,337

Cash flows from investing activities:
Change in restricted cash	158,716	47,950
Escrow deposits for acquisitions	(2,735,301)	-
Acquisitions	(3,730,747)	-
Purchase of property and equipment	(692,492)	(343,245)
Net cash used in investing activities	(6,999,824)	(295,295)

Cash flows from financing activities:
Proceeds from notes payable	87,015	-
Proceeds from debt with detachable warrants	3,009,000	-
Proceeds from public stock offering	6,109,725	30,000
Proceeds from exercise of warrants/options	331,100	-
Repayment of notes payable to stockholder	(17,029)	(5,878)
Repayment of notes payable	(458,005)	(526,109)
Net cash provided by (used in) financing activities	9,061,806	(501,987)

Net Increase in Cash	973,614	765,055
Cash, Beginning	4,481,100	1,266,315
Cash, Ending	$ 5,454,714	$ 2,031,370

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 997,343	$ 876,987
Supplemental Disclosure of Noncash Investing and Financing Activities:
Noncash change in fair value of property and equipment from acquisition	$ 750,287	$ -
Acquisition in exchange for debt	$ 6,365,000	$ -

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries.  All inter-company accounts and transactions were eliminated in the consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the AdCare Health Systems, Inc.’s audited consolidated financial statements and notes included in the Annual Report on Form 10-K/A for the year ended December 31, 2009.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potentially dilutive securities, such as options, warrants, and nonvested shares outstanding during the period.  Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value.  The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities.  Due to the net losses attributable to AdCare Health Systems, Inc. for the three and nine months ended September 30, 2010, no potentially dilutive securities have been included in the diluted earnings per share calculation because they would automatically result in anti-dilution.

Acquisition Policy

The Company periodically enters into agreements to acquire assets and/or businesses.  The considerations involved in each of these agreements may include cash, financing, and/or long-term lease arrangements for real properties.  The Company evaluates each transaction to determine whether the acquired interests are assets or businesses.  A business is defined as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues.  In order for an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired entity is separated from the seller, including the ability to sustain revenue streams by providing its outputs to customers.  An acquired set of activities and assets fail the definition of a business if it excludes one or more of the above items such that it is not possible to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

Leases and Leasehold Improvements

At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or capital lease.  The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the term of the lease.  The lease term is also used to provide the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Goodwill

Intangible assets consist of finite lived and indefinite lived intangibles.  The Company’s finite lived intangibles consist of favorable leases and lease acquisition costs.  Finite lived intangibles are amortized over their estimated useful lives.  For the Company’s lease related intangibles, the estimated useful life is based on the terms of the underlying facility leases, currently averaging 10 years.  We evaluate the recoverability of our finite lived intangibles whenever an impairment indicator is present.

The Company’s indefinite lived intangibles consist primarily of values assigned to bed licenses obtained through business acquisitions.  We do not amortize goodwill or indefinite lived intangibles.  On an annual basis, we evaluate the recoverability of our indefinite lived intangibles and goodwill, by performing an annual impairment test.  The Company performs its annual test for impairment during the fourth quarter of each year.

There have been no required impairment adjustments to intangible assets and goodwill during the nine months ended September 30, 2010.

Intangible assets consist of the following:

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Bed Licenses	$1,189,307	$ -	$1,189,307	$1,189,307	$ -	$ 1,189,307
Lease Rights	1,106,940	(18,451)	1,088,489	-	-	-
Totals	$2,296,247	$(18,451)	$2,277,796	$1,189,307	$ -	$ 1,189,307

Estimated amortization expense for each of the years ending December 31 is as follows:

2010 (remainder)	$27,674
2011	110,694
2012	110,694
2013	110,694
2014	110,694
2015	110,694
Thereafter	507,345
$ 1,088,489

Recently Adopted Accounting Pronouncements

On January 1, 2010, the Company adopted FASB Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 revises consolidation guidance applicable to variable interest entities (VIE’s) and requires additional disclosure regarding an enterprise’s continuing involvement with VIE’s.  ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is controlled through other means than voting (or similar rights) should be consolidated.  Upon adoption, the Company evaluated the impact of ASU 2009-17 and determined that it did not change the Company’s prior consolidation considerations for existing VIE relationships.  As such, the initial adoption of ASU 2009-17 did not have an effect on the accompanying consolidated financial statements.  During 2010, the Company has a new VIE relationship that required consolidation and additional disclosure under the new guidance in ASU 2009-17.  See Note 9 for additional information about the Company’s VIE’s.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company had a net loss of approximately $1,700,000 and a net income of approximately $423,000 for the nine months ended September 30, 2010 and 2009, respectively, and has working capital of approximately $4,608,000 at September 30, 2010.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

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

NOTE 3.

SEGMENTS

In 2010, we organized our operating businesses into six business units based upon their geographical location and the services provided.  We re-evaluated our reportable segments based upon the growth of the organization into new divisions, the additions to the management team, our internal reporting, and how our chief operating decision maker evaluates performance and allocates resources. As a result, our new reportable segments are geographically and care-type based. Segment information for 2009 has been revised from previously reported information to reflect the current presentation. A description of the new reportable segments is provided below.

For the three and nine months ended September 30, 2010 and 2009, the Company is reporting in six segments:  Midwest and Southeast divisions divided between skilled nursing facilities and assisted living facilities, home based care and management, development and corporate.  The divisional segments provide services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The home based care segment provides home health care services to patients while they are living in their own homes.  The management, development and corporate segment engages in the management of facilities, developmental work on new projects and accounting services.  All the Company’s revenues and assets are within the United States.

NOTE 3.

SEGMENTS (continued)

Amounts in 000’s
	Midwest Division		Southeast Division		Home Health	Management, Development & Corporate	Total
	SNF	AL	SNF	AL
Quarter Ending September 30, 2010
Net Revenue	3,314	1,782	6,628	449	568	534	13,275
Net Income (Loss)	46	(74)	(516)	(143)	(29)	(928)	(1,644)
Total Assets	7,945	15,209	7,250	7,295	2,392	9,097	49,188

Quarter Ending September 30, 2009
Net Revenue	3,817	1,815	-	-	802	475	6,909
Net Income (Loss)	270	65	-	-	99	(240)	194
Total Assets	8,190	14,453	-	-	2,595	1,740	26,978

Year to Date September 30, 2010
Net Revenue	9,852	5,548	6,628	449	1,832	1,564	25,873
Net Income (Loss)	52	(96)	(516)	(318)	4	(1,966)	(2,840)
Total Assets	7,945	15,209	7,250	7,295	2,392	9,097	49,188

Year to Date September 30, 2009
Net Revenue	10,797	5,457	-	-	2,260	1,394	19,908
Net Income (Loss)	709	250	-	-	248	(745)	462
Total Assets	8,190	14,453	-	-	2,595	1,740	26,978

We evaluate financial performance and allocate resources primarily based on net income or loss before gains on acquisitions. The following table reconciles net segment income to consolidated income attributable to AdCare Health Systems, Inc. (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income (Loss)-Segment	(1,644)	194	(2,840)	462
Gain on Acquisitions – Midwest Region - AL	-	-	826	-
Gain on Acquisitions – Southeast Region - AL	-	-	980	-
Net (Income) Loss Attributable to Non-Controlling Interests	144	6	(666)	(19)
Net Income (Loss) Attributable to AdCare Health Systems	(1,500)	200	(1,700)	443

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space and 9 facilities under non-cancelable operating leases, most of which have initial lease terms of 10 years and all but one of the facilities was initiated in the third quarter of 2010.

Eight of the Company’s facilities are operated under a single master lease arrangement. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of September 30, 2010.

Future minimum lease payments for each of the years ending December 31 are as follows:

2010 (remainder)	$1,318,950
2011	5,371,565
2012	5,512,796
2013	5,625,952
2014	5,261,071
2015	5,208,193
Thereafter	25,373,828
$53,672,355

In addition to the future minimum lease payments at September 30, 2010, the Company subsequently entered into 2 additional facility leases effective November 1, 2010 that will require total future minimum lease payments of approximately $20,000,000 through April 2022.

Legal Matters

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.  As of September 30, 2010, estimated loss liabilities due to litigation were recorded in the amount of $283,000.

NOTE 5.  PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	September 30, 2010	December 31, 2009
Buildings and improvements	5 to 40	$20,927,399	$15,989,300
Equipment	2-10	3,466,140	3,084,940
Land	-	3,858,415	2,945,928
Furniture and fixtures	2-5	489,685	689,090
Construction in process	-	38,371	66,773
		28,780,010	22,776,031
Less: accumulated depreciation		5,133,079	6,331,003
		$23,646,931	$16,445,028

NOTE 6.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Accrued wages, payroll taxes and payroll related expenses	2,310,529	870,160
Accrued employee benefits	632,460	413,199
Lease payable	138,669	51,600
Real estate and other taxes	599,133	531,870
Third party overpayments and accrued cost report settlements	358,744	109,483
Accrued fines and penalties	283,000	-
Audit fees	112,420	110,867
Other accrued expenses	904,519	509,972
	$ 5,339,474	$ 2,597,151

NOTE 7.  DEBT

Notes payable and other debt consists of the following:

	September 30, 2010	December 31, 2009
Mortgage notes payable	16,204,619	16,418,413
Debt with detachable warrants, net of discount	3,181,899	-
Bonds payable	6,365,000	-
Other	823,923	981,119
	26,575,441	17,399,532

Less current portion of long term debt	744,101	698,504
Total long-term debt	$25,831,340	$16,701,028

In March 2010, the Company increased its line of credit with Huntington National Bank from $100,000 to $200,000.  It is a revolving line of credit with a variable interest rate of the LIBOR rate plus 3.25%.  As of September 30, 2010 the rate was 3.507% and the balance payable on the line of credit was approximately $87,000.

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

NOTE 7.  DEBT (continued)

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

2011	$ 25,000
2012	$ 75,000
2013	$ 75,000
2014	$ 85,000
2015	$ 90,000
Thereafter	$ 6,015,000
$ 6,365,000

Debt with Detachable Warrants

On September 30, 2010, the Company entered into a financing agreement for a promissory note up to a maximum of $3,500,000 bearing interest at 10% per annum plus a maximum of 350,000 warrants to purchase common stock of the Company.  As of September 30, 2010, an initial tranche of $3,009,000 was disbursed (net of $141,000 financing costs) and 315,000 warrants were issued.  The second tranche was disbursed on October 7, 2010 for $336,000 (net of $14,000 financing costs) with the remaining 35,000 warrants.  Proceeds from this financing agreement were used in the Alabama Nursing Home Acquisitions (see Note 8).  The promissory note was subsequently refinanced on October 26, 2010 with a portion of the proceeds obtained from a convertible debt issuance (see Note 12).  The warrants continued to be outstanding and exercisable after the refinancing of the promissory note.

A portion of the proceeds obtained was allocated to the warrants issued based on their estimated grant date fair value of $0.91 per share with an offsetting discount issued on the promissory note.  The total fair value of the warrants issued was approximately $394,000 (net of approximately $24,000 stock issuance costs).

The warrants are exercisable at $4.25 per share and expire on October 1, 2013.  The loan matures on January 1, 2011, but may, at the election of the Company, be initially extended to April 1, 2011.  The placement agent received compensation equal to 4% of the note for its services plus a non-accountable expense allowance of $15,000.  Additionally, the Company issued to the placement agent 116,900 additional warrants exercisable at $4.25 per share for a total value of approximately $106,000.

Also, the Company will pay the placement agent, in cash, an amount equal to 6% of the cash received by the Company, from time to time, upon the exercise of each warrant.  The Company will also pay the placement agent a semi-annual administrative fee in the amount of $7,500, on the fifteenth day of each January and July beginning January 15, 2012.

NOTE 8.  ACQUISITIONS

Alabama Nursing Home Acquisitions

On March 7, 2010, two wholly-owned subsidiaries of the Company entered separate purchase agreements with Coosa Valley Health Care Inc. and Attalla Health Care Inc., two Alabama corporations, to acquire the assets of a 124 bed skilled nursing facility located in Gadsden, Alabama (“Coosa”) and a 182 bed skilled nursing facility located in Attalla, Alabama (“Attalla”).  These facilities are being acquired as part of the Company’s strategy to grow its presence outside of Ohio within the skilled nursing industry.

Effective October 1, 2010, the acquisition date, through the operations transfer agreement the Company obtained control of the Coosa and Attalla facilities for a total purchase price of $18,500,000 paid in cash.  The Company acquired selected assets, primarily the facility and related bed licenses, and did not assume any liabilities.  This acquisition was financed with various financing arrangements as further described in Note 7 and Note 12.

At September 30, 2010, the Company had paid $600,000 in escrow deposits for these acquisitions.  Since control of these facilities was not obtained until subsequent to the quarter, no revenue or earnings are included in the consolidated income statement for the three or nine months ended September 30, 2010.  The initial accounting for the business acquisition is not complete at the time these financial statements are issued and will be completed during the fourth quarter including the amounts of the net assets acquired as recognized at fair value on the acquisition date.

Acquisition of Community Hearth & Home and Hearth & Home of Urbana

Prior to March 31, 2010, the Company had 50% joint ownership of two assisted living facilities located in Springfield, Ohio known as Community’s Hearth & Home (CH&H) and one assisted living facility located in Urbana, Ohio known as Hearth & Home of Urbana (H&H).  The Company previously determined that CH&H and H&H were variable interest entities and that the Company was the primary beneficiary of those variable interests.  As such, CH&H and H&H were previously consolidated with noncontrolling interests presented accordingly.

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

NOTE 8.  ACQUISITIONS (continued)

Acquisition of Community Hearth & Home and Hearth & Home of Urbana (continued)

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

Alabama Assisted Living Acquisition

On June 25, 2010, the Company’s consolidated variable interest entity Riverchase Village ADK, LLC (“Riverchase”) acquired a 105-unit assisted living facility in Alabama that is accounted for as a business combination for an adjusted purchase price of approximately $4.9 million.  The acquisition was financed through the issuance of bonds (see Note 7).  Riverchase was acquired as part of the Company’s strategy to grow its presence outside of Ohio and within the assisted living industry.

Riverchase is owned 100% by Christopher Brogdon, a significant shareholder, director and officer of the Company and the Company has entered into a five year agreement to manage this facility.  Although the Company does not have any voting interests or equity ownership of Riverchase, the Company has guaranteed the bond obligations of Riverchase and has an agreement to purchase Riverchase through an option agreement that expires in one year for an exercise price of $100,000.  Riverchase has been determined to be a variable interest entity and given the Company’s significant variable interests in Riverchase, the Company has determined that it is the primary beneficiary and therefore the results of operations are included in the consolidated financial statements (see Note 9 for additional information).  Since the Company has no direct ownership in Riverchase, 100% of the facility financial results are reported as non controlling interest.

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

NOTE 8.  ACQUISITIONS (continued)

Alabama Assisted Living Acquisition (continued)

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

The actual amounts of Riverchase’s revenue and earnings included in the consolidated income statement for the quarter ended September 30, 2010 and the supplemental pro forma revenue and earnings of the combined entity for the nine months ended September 30, 2010 and 2009 had the acquisition date been January 1, 2009 are:

	Revenue	Income (Loss) from Operations	Loss Attributable to Noncontrolling Interest	Income (Loss) Attributable to AdCare Health Systems
Actual from 6/25/10 – 9/30/10	$ 449,190	$ (317,866)	$ (317,866)	$ -
Supplemental pro forma for 1/1/10-9/30/10	$ 26,707,117	$ (1,176,474)	$ (357,166)	$ (819,308)
Supplemental pro forma for 1/1/09-9/30/09	$ 21,148,146	$ 1,080,339	$ (349,362)	$ 1,429,701

Lease of Georgia Skilled Nursing Facilities

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

For eight of the ten skilled nursing facilities (the “G8 facilities”), the Company entered into new long-term lease agreements with the facility owner on July 30, 2010.  The Company began leasing and managing the operations of five of the G8 facilities effective August 1, 2010 and the remaining three facilities effective September 1, 2010.  The master lease agreement is for 10 years and requires total rent payments of $397,650 per month for the G8 facilities increasing by 2% each year.  As of September 30, 2010, the Company has paid $375,000 in security deposits and $583,633 in advance rent to be applied at the end of the lease term.

In a separate operations transfer agreement with the prior operator, the Company acquired certain assets of the prior operator for a total purchase price of approximately $3,250,000 including acquisition costs of approximately $100,000.  As part of this asset acquisition, the Company acquired approximately $3,000,000 in accounts receivable, $1,400,000 in lease acquisition costs and other assets, and assumed approximately $870,000 in accounts payable and a $280,000 loss contingency.

NOTE 8.  ACQUISITIONS (continued)

Effective November 1, 2010, for the remaining two skilled nursing facilities (the “G2 facilities”), the Company entered into an assignment and transfer agreement with the prior operator to assign the operating leases of these facilities and transfer the operations to the Company.  Under the assigned lease agreement, the Company will be operating the G2 facilities under a non-cancelable operating lease that expires on April 30, 2022 and includes two additional ten year renewal periods.  The lease agreement requires total monthly rent payments of $125,000 increasing by 3% on May 1 each year.  On November 1, 2010, the Company was required to pay $375,000 for a security deposit and $125,000 in advance rent to be applied at the end of the lease term.

In a separate transaction with the prior operator, the Company acquired the remaining lease and operating rights and is required to provide the prior operator $4,350,000 in cash, $1,250,000 in common stock of the Company, and a promissory note for $500,000.  Additionally, the Company has agreed to enter into consulting agreements with certain principles of the prior operator.  The consulting agreements will be for a period of three years with combined consulting fees of $500,000 per year.  As of September 30, 2010, the Company has paid $1,400,000 in escrow deposits.

NOTE 9.  VARIABLE INTEREST ENTITIES

Community Hearth & Home and Hearth & Home of Urbana

On March 31, 2010, the Company obtained full control of its previously consolidated variable interest entities Community Hearth & Home and Hearth & Home of Urbana by acquiring the remaining 50% noncontrolling equity interests.  As such, these entities are no longer considered variable interest entities and are consolidated as wholly-owned subsidiaries.  See Note 8 for additional information about the acquisition.

Riverchase Village ADK, LLC

Riverchase Village ADK, LLC (Riverchase), a newly formed entity, was established during 2010 by the Company.  After formation, 100% of the membership interests of Riverchase were assigned to Christopher Brogdon, a significant shareholder, director and officer of the Company.  On June 25, 2010, Riverchase acquired a business and began operations (see Note 8 for additional information about the Alabama Assisted Living acquisition).  Even though the Company does not have any equity interest in Riverchase, it was determined that Riverchase is a variable interest entity as it does not have sufficient equity at risk.  Given the related party relationship with the common shareholder and certain other variable interests with Riverchase, the Company determined that it is the primary beneficiary and consolidation of Riverchase is required.  As such, the Company initially consolidated Riverchase on June 25, 2010, the date of acquisition and initial operations.

The Company’s primary variable interest is a guarantee agreement for Riverchase’s revenue bonds that were used to finance the acquisition (see Note 7 for additional information about the bond issue).  The Company’s maximum exposure is the outstanding principal of the revenue bonds and any accrued interest.  At June 30, 2010, the maximum exposure to the Company under the guarantee agreement is $6,365,000.  In addition to the guarantee agreement, the Company has entered into a management agreement to operate Riverchase.  The Company also has an option agreement that allows the Company to exercise its right to purchase 100% of the membership interest rights by June 25, 2011 for $100,000.

As the primary beneficiary of Riverchase, its assets, liabilities and results of operations are included in the Company’s consolidated financial statements beginning June 25, 2010.  As the Company does not have any equity interest, the other equity holder’s 100% interest is reflected in “Net Income Attributable to Noncontrolling Interests” in the consolidated statement of operations and “Noncontrolling interest in subsidiaries” in the consolidated balance sheet.  The following summarizes the carrying amounts of Riverchase’s assets and liabilities included in the consolidated balance sheet at September 30, 2010:

NOTE 9.  VARIABLE INTEREST ENTITIES (continued)

Riverchase Village ADK, LLC (continued)

Riverchase Assets and Liabilities:
(Amounts in 000’s)	September 30, 2010

Cash	$ 25
Accounts receivable	5
Restricted cash	608
Prepaids	13
Property and equipment, net	6,000
Other assets	644
Total assets	7,295

Accounts Payable	229
Other Liabilities	40
Notes payable and other debt	6,365
Non-controlling interest	661
Total liabilities	$ 7,295

The restricted cash of Riverchase is limited for purposes specified by the bond issuance (see Note 7 for additional information about the bond issue).

NOTE 10.  COMMON STOCK

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

NOTE 11.  STOCK DIVIDEND

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

NOTE 12.  SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

Secured Promissory Notes

On October 1, 2010, the Company issued two secured promissory notes totaling $15,820,000 with Metro City Bank.  The loans mature on September 30, 2035 and accrue interest at a variable  rate equal to the published Wall Street Journal prime interest rate (currently 3.25%) plus 1.5%, adjusted quarterly; but no less than 5.5% per annum.  The loans have a prepayment penalty of 10% for any prepayment prior to September 30, 2011 which is reduced by 1% each year until September 30, 2019 when it remains at 1% thereafter.

The loans are collateralized by the real and personal property of the Attalla and Coosa facilities described in Note 8, “Acquisitions”.  The Company is also required to maintain a certificate of deposit in the amount of $1,582,000 as collateral.  The loans have a conditionally approved loan guarantee from the United States Department of Agriculture Rural Development (USDA RD) for 70% of the outstanding loan amount.  The notes are also personally guaranteed by Christopher Brogdon, a significant shareholder, director and the Company’s Chief Acquisition Officer.  The Company compensated Mr. Brogdon $100,000 for his personal guarantee.  The Company is also required to maintain certain financial covenants.

The loans have a one-time guarantee and structuring fees totaling 3% of the loan amounts which was paid on the closing date.  In addition to the one-time fees, the loans are subject to an annual renewal fee due to the USDA RD in an amount equal to 0.25% of the guaranteed portion of the outstanding principal balance as of December 31 each year.

Convertible Debt Issuance

On October 26, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $11,050,000 in principal amount of the Company’s Subordinated Convertible Notes (the “Notes”), bearing 10.0% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.  On October 29, 2010, the Company entered into an amendment and joinder agreement to effectuate the sale of an additional $750,000 in principal amount of Notes.  The initial sale of $11,050,000 in principal amount of Notes occurred on October 26, 2010, and the subsequent sale of $750,000 in principal amount of Notes occurred on October 29, 2010.

Gemino Revolving Credit Agreement

On October 29, 2010, subsidiaries of the Company, ADK Powder Springs Operators, LLC, ADK Lumber City Operator, LLC, ADK Jeffersonville Operator, LLC, ADK LaGrange Operator, LLC and ADK Thomasville Operator, LLC (collectively the “Borrowers”) entered into a Credit Agreement with a lender, Gemino Healthcare Finance, LLC, to provide a credit facility in the maximum amount of $5,000,000 limited by certain borrowing base restrictions.  In addition, certain minimum balances are required to be maintained through the initial term of the credit facility. Borrowing under the Credit Facility is not limited to use by the Borrowers and may be used for various business purposes.  The initial term of the Credit Facility shall expire on October 29, 2013. The Lender will make advances to the Borrowers from time to time in the form of revolving loans.  The aggregate amount of the revolving loans shall not exceed the maximum credit limit.  Initially, the Borrowers pledged their accounts receivable as collateral.  The Company will have the ability to add additional subsidiaries to the credit facility subject to certain terms and conditions with the Lender.  Each revolving loan is subject to interest on the outstanding principal amount from the date made until such revolving loan is paid in full, at a rate per annum equal to the LIBOR Rate plus the Applicable Margin.  The Interest Rate on all amounts outstanding under the Credit Facility shall be adjusted daily based on the LIBOR Rate with a LIBOR Floor of 2.50% to 2.25% depending on the principal amount outstanding.  The Applicable Margin will be 4.75% to 5.00% depending on the principal amount outstanding.  The loan is subject to various fees.  Conditions of the Agreement require the Borrowers to pay interest on a minimum balance of $1,000,000.

NOTE 12.  SUBSEQUENT EVENTS (continued)

Consequently, the Borrowers drew $1,000,000 at closing and we have retained the proceeds for use as working capital in the operations of our facilities.

Mountain Trace Acquisition

On November 4, 2010, the Company entered a purchase agreement to acquire a 106 bed skilled nursing facility located in Sylva, North Carolina.  The purchase price is $6,100,000.  The Company paid a $200,000 earnest money deposit upon signing the purchase agreement.  If the Company terminates the purchase agreement because of seller’s failure to satisfy certain conditions of the purchase agreement, the earnest money will be returned to the Company.  Conversely, if the Company fails to complete the purchase for reasons other than the defined conditions within the purchase agreement, then the seller will retain the earnest money.  Upon closing of the purchase, the earnest money will be applied against the purchase price.

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

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services.  We currently manage twenty-nine facilities, comprised of twenty skilled nursing centers, eight assisted living residences and one independent living/senior housing facility, totaling over 2,400 units.  Our communities are located in Ohio, Georgia and Alabama.

We have an ownership interest in ten of the facilities we manage, comprised of 100% ownership of four of the skilled nursing centers and six assisted living facilities.  We have lease agreements on eleven skilled nursing facilities.  The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is…”  We also maintain a development/consulting initiative which provides potential management opportunities to our core long-term care business.  AdCare Health Systems, Inc. and Hearth & Home are registered trademarks.

Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities.  During 2009, we engaged a Chief Acquisitions Officer with the primary purpose of identifying acquisition opportunities in the Midwestern and Southeastern United States.

We have completed a number of transactions to provide capital for our strategic growth initiatives.  In December 2009, we completed a private placement of stock which raised approximately $2,400,000 net of underwriter’s expenses.  On June 30, 2010, we completed a public offering of stock with net proceeds of approximately $5,500,000.  Additionally, on August 4, 2010, the underwriter exercised their overallotment option resulting in additional net proceeds of approximately $734,000. On October 26, 2010, we entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $11,050,000 in principal amount of our Subordinated Convertible Notes, bearing 10.0% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.  On October 29, 2010, we entered into an amendment and joinder agreement to the sale of an additional $750,000 in principal amount of Notes.  These transactions have enabled us to complete several acquisitions during 2010.

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

On April 9, 2010, Riverchase Village ADK, LLC, (“Riverchase”) a wholly owned subsidiary of AdCare Health Systems, Inc. entered into a Purchase Agreement with CSC Enid Properties, LLC, an Oklahoma limited liability company controlled by a bank, to acquire the assets of Riverchase Village, a 105 bed assisted living facility located in Hoover, Alabama.  The purchase price was $5,000,000 and we paid $150,000 upon signing the purchase agreement as earnest money. The closing conditions were amended and we paid another $100,000 as earnest money on May 27, 2010.  The right to acquire Riverchase was assigned to Chris Brogdon, Vice Chairman of the Company, on June 22, 2010, and the transaction closed on June 25, 2010.  As consideration for the assignment, Riverchase granted us a one year option with a $100,000 exercise price to acquire Riverchase under the same terms and conditions as set forth in the Purchase Agreement.  In addition, we entered into a five year management contract to manage Riverchase.  In connection with financing the transaction, Riverchase borrowed from the Medical Clinic Board of the City of Hoover the proceeds from the issuance of $5,845,000 First Mortgage Healthcare Facility Revenue Bonds (Series 2010A) and $520,000 First Mortgage Revenue Bonds (Series B) to acquire the Property, pay the cost of certain repairs and improvement to the Property, fund certain reserves and pay the cost of the issuance of the Bonds. As part of the financing, we were required to be a guarantor on the bonds.  Riverchase has refunded the $250,000 of earnest money to us.  The results of operations of Riverchase Village have been consolidated in our financial statements as a result of our determination that Riverchase Village is a variable interest entity of which AdCare Health Systems is the primary beneficiary.

On July 30, 2010, we entered into various agreements to take over as the operator of ten skilled nursing facilities located in Georgia.  These facilities were previously being operated by another company (the “prior operator”) that filed for bankruptcy relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Georgia.  The prior operator was operating these facilities under operating lease agreements with two different owners.  The lessors of these facilities own the bed licenses required to operate them as skilled nursing facilities.

For eight of the ten skilled nursing facilities (the “G8 facilities”), we entered into new long-term lease agreements with the facility owner on July 30, 2010.  We began leasing and managing the operations of five of the G8 facilities effective August 1, 2010 and the remaining three facilities effective September 1, 2010.  The master lease agreement is for 10 years and requires total rent payments of $397,650 per month for the G8 facilities increasing by 2% each year.  As of September 30, 2010, the Company has paid $375,000 in security deposits and $583,633 in advance rent to be applied at the end of the lease term.

In a separate operations transfer agreement with the prior operator, we acquired certain assets of the prior operator for a total purchase price of approximately $3,250,000 including acquisition costs of approximately $100,000.  As part of this asset acquisition, we acquired approximately $3,000,000 in accounts receivable, $1,400,000 in lease acquisition costs and other assets, and assumed approximately $870,000 in accounts payable and a $280,000 loss contingency.

Effective November 1, 2010, for the remaining two skilled nursing facilities (the “G2 facilities”), we entered into an assignment and transfer agreement with the prior operator to assign the operating leases of these facilities and transfer the operations to the Company.  Under the assigned lease agreement, we will be operating the G2 facilities under a non-cancelable operating lease that expires on April 30, 2022 and includes two additional ten year renewal periods.  The lease agreement requires total monthly rent payments of $125,000 increasing by 3% on May 1 each year.  On November 1, 2010, we were required to pay $375,000 for a security deposit and $125,000 in advance rent to be applied at the end of the lease term.

In a separate transaction with the prior operator, we acquired the remaining lease and operating rights and are required to provide the prior operator $4,350,000 in cash, $1,250,000 in common stock of the Company, and a promissory note for $500,000.  Additionally, we have agreed to enter into consulting agreements with certain principles of the prior operator.  The consulting agreements will be for a period of three years with combined consulting fees of $500,000 per year.  As of September 30, 2010, we have paid $1,400,000 in escrow deposits.

Effective October 1, 2010, we acquired the operations of and selected assets of Coosa Valley Health Care, a 124 bed skilled nursing facility located in Gadsden, Alabama, for a purchase price of $8,700,000.  We did not assume any liabilities in the acquisition.  Also on October 1, 2010, we completed the acquisition of the operations of and selected assets of Attalla Health Care, a 182 bed skilled nursing facility located in Gadsden, Alabama, for a purchase price of $9,800,000.  We did not assume any liabilities in the acquisition.  Both of these entities were owned by the same private individuals.  Through the Operations Transfer Agreements, we obtained control of the two facilities effective October 1, 2010.

On November 4, 2010, we entered a purchase agreement to acquire a 106 bed skilled nursing facility located in Sylva, North Carolina.  The purchase price is $6,100,000.  We paid a $200,000 earnest money deposit upon signing the purchase agreement.

We are currently evaluating acquisition opportunities in addition to those described above and we continue to seek new opportunities to further our growth strategy.  No assurances can be made that any of these opportunities will be determined to be appropriate or that they may be acquired on terms acceptable to us.

Segments

Our business operates in six segments: Midwest and southeast division skilled nursing facilities (“SNF”), Midwest and southeast division assisted living facilities (“ALF”), home health and management and development. Our company operates facilities in two regions of the United States which we identify as the Midwest Division and the Southeast Division.  The Midwest Division includes skilled nursing facilities, assisted living facilities and home health operations located in Ohio.  The Southeast Division includes skilled nursing facilities and an assisted living facility which are located in Alabama and Georgia.  In our skilled nursing and assisted living segments, we operate, have ownership interests in or lease twenty-one facilities for which we collect fees from the residents of those facilities. Profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with operating those facilities. In our home health segment profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with providing services to patients in their homes.  In our management and development segment, we manage an aggregate of eight assisted living facilities, nursing homes and an independent living campus all of which are owned by third parties. With respect to these facilities, we receive a management fee based on the revenue generated by the facilities. Within our management and development segment, we provide development, consulting and accounting services to third parties. In these instances, we receive a fee for providing those services. These fees vary from project to project, with the development fee in most cases being based on a percentage of the total cost to develop the project.

Facilities Owned or Leased
	Midwest Division		Southeast Division		Total
	SNF	ALF	SNF	ALF	SNF	ALF
Number Facilities	3	6	12	0	15	6
Number Units	194	196	1,490	0	1,684	196

Facilities Managed for Third Parties(1)
	Midwest Division		Southeast Division		Total
	SNF	ALF	SNF	ALF	SNF	ALF
Number Facilities	5	1	0	1	5	2
Number Units	403	34	0	105	403	139
(1) We manage one independent living campus with 83 units for a third party in the Midwest Division.

Skilled Nursing Facility Segment

We focus on two primary indicators in evaluating the financial performance in this segment.  Those indicators are facility occupancy and staffing.  Facility staffing is important because payroll and related payroll costs represent approximately 60% of our total operating costs.  Staffing levels and the quality of staff are closely monitored by management to make sure costs are maintained within expected levels and to assure a high level of quality services.  Facility occupancy is important as higher occupancy generally leads to higher revenue.

Skilled Nursing Facility Occupancy
	Midwest Division	Southeast Division
AdCare average, September 30, 2010 (1)	82.4%	86.7%
AdCare average, September 30, 2009 (1)	89.5%	(2)
(1) For the nine months ended September 30, 2009 and 2010.
(2)The Southeast Division began operations August 1, 2010.

According to www.statehealthfacts.org, 2008 average statewide nursing home occupancy for states in AdCare’s Midwest Division was 86.8% and 87.2% for states in AdCare’s Southeast Division.  Average nursing facility occupancy rates were 84.2% nationally.  AdCare’s Midwest Division skilled nursing facilities averaged 82.4% for the nine months ended September 30, 2010 and the Southeast Division averaged 86.7%.  We believe the current economic conditions have contributed to our lower occupancies during 2010.  Potential residents may be delaying their decision to enter a skilled nursing facility and choosing to stay in their homes longer with care being provided by family members.  We do not believe this is a trend and we believe facility occupancy will improve.

We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are typically higher.  However, in our Midwest Division, during the three months ended September 30, 2010, the number of patients covered by Medicare has declined from previous levels.  For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, the number of patients covered by Medicare decreased from 14.2% to 12.1%.   For the nine months ended September 30, 2010, the percentage of patients covered by Medicare was 11.8% compared to 14.9 % for the nine months ended September 30, 2009.  We believe the current economic conditions that have contributed to our lower occupancies are also contributing to our lower number of Medicare patients.  Additionally, we believe hospitals may be responding to recent actions by the Centers for Medicare and Medicaid Services to review hospital admission decisions for Medicare covered patients.  Hospitals have responded to this increased scrutiny by only admitting the patients for observation thereby limiting a skilled nursing facility’s ability to receive Medicare coverage for patients admitted from hospitals.

We have undertaken several initiatives to improve census in our skilled nursing segment including bi-weekly conference calls to discuss census development, advertising campaigns, a sales incentive system and multiple public events at facilities to increase community interaction and facility visibility.  Additionally, we have added a new sales/marketing position in the Midwest Division to consult with facility level sales staff on census development.

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

Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level.

Effective October 1, 2010, CMS implemented MDS 3.0, a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories for all Medicare patients and those Medicaid patients in RUGS-based reimbursement states. In addition to the patient assessment tool, CMS has temporarily expanded RUG categories to 66 under RUGS IV up from 53 under RUGS III. While the MDS 3.0 patient assessment tool is not expected to change or require further legislation for CMS to continue, the RUGS IV change is only temporary unless the RUG category expansion is officially accelerated via legislation. The other alternative is that effective January 2011, CMS implements a hybrid RUGS III system (“RUGS III Hybrid”) and retroactively adjusts claims for services after October 1, 2010 according to this proposed RUGS III Hybrid model. Currently, we are unable to estimate the effect that the new RUG categories and the new assessment tool will have on our Medicare revenues, though CMS has previously stated that the expansion of RUG categories is expected to be budget neutral.

For the nine months ended September 30, 2010, Medicare covered residents of our skilled nursing facilities comprised approximately 11.3% of our total skilled nursing facility patients in the Midwest Division.  In our Southeast Division, Medicare covered patients represented 9.5% of our patients for the three months ended September 30, 2010.  We began operating skilled nursing facilities in the Southeast division on August 1, 2010.

In July 2009, the Governor of the State of Ohio signed into law the state Biennial Budget 2009-2010.  Certain provisions of this budget contain modifications to Medicaid reimbursement that affect our reimbursement beginning July 1, 2009.  We have implemented operating changes in our skilled nursing facilities to help offset some of the negative impacts of the state budget changes.  However, we are receiving limited positive adjustments in our reimbursement while our costs of providing services continue to rise.  For the nine months ended September 30, 2010, Medicaid covered patients of our skilled nursing facilities comprised approximately 66.9% of our total skilled nursing facility patients.

Assisted Living Facility Segment

Similar to our skilled nursing segment, in our assisted living segment, we focus on facility occupancy and staffing.

Assisted Living Facility Occupancy
	Midwest Division	Southeast Division
AdCare average, September 30, 2010 (1)	83.0%	54.6%
AdCare average, September 30, 2009 (1)	85.3%	(2)
(1) For the nine months ended September 30, 2009 and 2010.
(2) The Southeast Division began assisted living operations June 24, 2010.

According to www.nic.org, the national average occupancy for assisted living facilities was 88% as of March 31, 2010.  Assisted living occupancy in our Midwest Division was 83% for the nine months ended September 30, 2010 or 2.3% less than the nine months ended September 30, 2009.  We believe the current economic conditions have contributed to the decline in occupancy.  Residents of our assisted living facilities rely on their personal investments and wealth to pay for their stay.  Recent declines in market values of investments could limit their ability to pay for services or shorten the period of time for which they can pay privately for their stay.  The depressed market for the sale of homes could limit their ability to sell their personal assets further reducing their ability to remain in our facilities.  Furthermore, adult children who have recently become unemployed may decide to care for their parent at home so that their parent’s income may help offset some of their own financial burdens.  We do not believe this is a trend and we believe facility occupancy will improve.

Average Occupancy in our Southeast Division was 54.6%.  We began managing this facility in late June, 2010.  Prior to management, the facility was in receivership and had been operated by the receiver for several years.  We are in the process of improving the aesthetic appearance of the building’s interior which we believe will improve our ability to market and increase the facility’s occupancy.

We have undertaken several initiatives to improve census in our assisted living segment including advertising campaigns, a sales incentive system and multiple public events at facilities to increase community interaction and facility visibility.  Additionally, we have added a new sales/marketing position to the Midwest Division to consult with facility level sales staff on census development.

Home Based Care Segment

In addition to providing home health care services to patients in their homes, we are utilizing our home health services in our assisted living and independent living properties in our Midwest Division to create cross selling opportunities.  For the nine months ended September 30, 2010, the percentage of our home health patients covered by Medicare has decreased to 20.2% compared 28.5% for the six months ended September 30, 2009.  While we have experienced recent declines in the number of patients we are serving for home health services, we don’t feel this is a trend.  We have engaged a new marketing and sales employee for our home health segment to improve our referrals and increase the number of patients we are providing services to.

The Center for Medicare and Medicaid Services (CMS) has made a 2.75% across-the-board rate reduction for home health care services for 2010, as well as a 2.71% cut for 2011. Additionally, CMS has other initiatives directed towards reducing payment for home health care services.  Medicare covered services comprise approximately 20.2% of our home health total visits.  Effective January 1, 2010, Ohio Job and Family Services (Medicaid) made a 3% reduction in reimbursement for home health services.  Medicaid covered services comprise approximately 72% of our home health total visits.

Management, Development and Corporate Segment

We manage five skilled nursing facilities, two assisted living facilities and one independent living campus for third party owners.  Additionally, we provide accounting services to one skilled nursing facility.  During the first quarter of 2010, we added two skilled nursing facilities bringing the number of facilities managed to the current levels.  Our contracts for these services are for either a fixed monthly fee or for a percentage of revenue generated by the managed facility.  Depending on the type of contract, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility’s revenue increases for the contracts that are based on a percentage of revenue.  Consequently, management consulting and development fee revenue has increased $59,000 for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.  It has increased $170,000 for the nine months ended September 30, 2010 when compared to the nine month ended September 30, 2009.

This segment includes our corporate overhead expenses which are made up of salaries of senior management team members and various other corporate expenses including but not limited to corporate office operating expenses, audit fees, legal fees and board activities.  Additionally, non cash charges for compensation expense related to warrants, restricted stock and stock options are included in corporate overhead.  We don’t allocate these expenses to the divisions or separate them from management and development business for management review purposes.

The table below contains our segment information for the three and nine months ended September 30, 2010 and 2009.

Amounts in 000’s
	Midwest Division		Southeast Division		Home Health	Management, Development & Corporate	Total
	SNF	ALF	SNF	ALF
Quarter Ending September 30, 2010
Net Revenue	3,314	1,782	6,628	449	568	534	13,275
Net Income (Loss)	46	(74)	(516)	(143)	(29)	(928)	(1,644)
Total Assets	7,945	15,209	7,250	7,295	2,392	9,097	49,188

Quarter Ending September 30, 2009
Net Revenue	3,817	1,815	-	-	802	475	6,909
Net Income (Loss)	270	65	-	-	99	(240)	194
Total Assets	8,190	14,453	-	-	2,595	1,740	26,978

Year to Date September 30, 2010
Net Revenue	9,852	5,548	6,628	449	1,832	1,564	25,873
Net Income (Loss)	52	(96)	(516)	(318)	4	(1,966)	(2,840)
Total Assets	7,945	15,209	7,250	7,295	2,392	9,097	49,188

Year to Date September 30, 2009
Net Revenue	10,797	5,457	-	-	2,260	1,394	19,908
Net Income (Loss)	709	232	-	-	248	(745)	462
Total Assets	8,190	14,453	-	-	2,595	1,740	26,978

Midwest Division-Skilled Nursing Facilities

For the three months ended September 30, 2010, revenue in our skilled nursing segment decreased approximately $503,000 as a result of lower occupancy and fewer Medicare patients as described above.  This segment had a net income of $46,000 as a result of expense reductions made to offset lower occupancy.

For the nine months ended September 30, 2010, revenue in our skilled nursing segment decreased approximately $945,000 as a result of lower occupancy and fewer Medicare patients.  This segment had a net income of $52,000 as a result of expense reductions made to offset lower occupancy.  Total assets decreased $245,000 due to routine capital expenditures offset by depreciation.

Midwest Division-Assisted Living Facilities

For the three months ended September 30, 2010, revenue in our assisted living segment decreased approximately $33,000 as a result of lower occupancy as described above partially offset by an annual increase in rates charged to privately paying residents.  Additionally, operating expenses have increased as a result of annual wage increases and inflationary increases in operating expenses.  As a result, this segment had a net loss of $74,000.

For the nine months ended September 30, 2010, revenue in our assisted living segment increased approximately $91,000 as a result of an annual increase in rates charged to privately paying residents offset by lower occupancy.  This segment had a net loss of $96,000 as a result of low occupancy and increased payroll related expenses.  Total assets increased $756,000 primarily due to recognizing the fair value of Community’s Hearth & Home when it was acquired.  This is partially offset by the net effects of routine capital expenditures and depreciation expense.

Southeast Division-Skilled Nursing Facilities

Our skilled nursing facilities in our Southeast Division began operations starting on August 1, 2010, with the addition of five facilities in Georgia followed by three additional facilities on September 1, 2010.  All eight facilities are leased facilities.  Since operations began, we have assembled a division team consisting of operations management, sales and marketing, human resources, nurse professionals and business services managers to oversee the transition and integration of the facilities.

For the three and nine months ended September 30, 2010, revenue in our skilled nursing facilities in the Southeast Division was $6,628,000.  Net loss was $516,000.  Our strategy to improve the facilities performance is the same as our strategy in the Midwest Division.  We plan to increase facility occupancy and to increase the number of patients covered by Medicare.  We expect the division team lead by AdCare’s senior management to continue to implement and refine strategies to achieve these goals.

Southeast Division-Assisted Living Facility

Our assisted living facility in our Southeast Division began operations June 24, 2010.  For the three months ended September 30, 2010, revenue in our assisted living segment was $449,000.  Net loss was $143,000.  This is a result of low facility occupancy.  We have a number of initiatives in place to help improve the occupancy but primarily we are focusing on improving the interior aesthetics of the building and on improving the reputation of the facility in the community.

Home Health Segment

For the three months ended September 30, 2010, revenue in our home health segment decreased approximately $234,000 as a result of services provided to fewer patients as well as fewer Medicare patients overall. In addition, the home based care segment experienced increased expenses from annual employee wage increases of approximately 3%.  The decline in revenues and increases in expenses resulted in a net loss of $29,000.

For the nine months ended September 30, 2010, revenue in our home based care segment declined approximately $428,000 as a result of fewer patients and fewer patients covered by Medicare.  In addition, this segment experienced increased expenses from annual employee wage increases of approximately 3%.  The decline in revenues and increases in expenses resulted in a net income of approximately $4,000.  The decrease in total assets was primarily the result of depreciation.

Management, Development and Corporate Segment

Management consulting and development fee revenue has increased $59,000 for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.  Net loss was $928,000 due primarily to corporate overhead, costs for acquisitions and non cash charges for compensation expense related to warrants, restricted stock and employee stock options.

Management consulting and development fee revenue has increased $170,000 for the nine months ended September 30, 2010 when compared to the nine month ended September 30, 2009.  Net loss was $1,966,000 due primarily to corporate overhead costs for acquisitions and non cash charges for compensation expense related warrants, restricted stock and employee stock options.

Critical Accounting Policies and Use of Estimates

There have been no significant changes during the nine month period ended September 30, 2010 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in our most recent Annual Report on Form 10-K/A filed with the SEC on April 2, 2010.

Consolidated Results of Operations

Three months ended September 30, 2010 and September 30, 2009

Revenue

	September 30, 2010	September 30, 2009	Increase	% Change
Patient care revenue	$12,741,701	$6,434,186	$6,307,515	98.0%
Management, consulting and development fee revenue	532,985	475,313	57,672	12.1%
	$13,274,686	$6,909,499	$6,365,187	92.1%

For the periods compared, patient care revenue increased approximately $6,308,000 or 98.0%.  Revenue increased $7,078,000 as a result of our growth in the Southeast Division during the quarter.  This increase was offset by a decrease in revenue in our Midwest Division and other segments of approximately $770,000.  The average occupancy in our skilled nursing centers in this Division declined 9.4% while the number of residents covered by Medicare decreased to 12.1% for the three months ended September 30, 2010 compared to 14.6% for the three months ended September 30, 2009 resulting in a decrease in revenue of approximately $503,000.  The average occupancy in our assisted living facilities declined 5.9%; however, revenue in our assisted living centers decreased approximately $8,000 as a result of an annual increase in rates charged to privately paying residents.  Home health revenue declined approximately $234,000 as a result of services provided to fewer patients as well as few Medicare patients overall.  Management, consulting and development fee revenue increased approximately $58,000 or 12.1% as a result of higher management fees on properties we manage for third parties and the addition of two new contracts for management of skilled nursing facilities during the first quarter of 2010.

Operating Expenses

	September 30, 2010	September 30, 2009	Increase	% Change
Payroll and related payroll costs	$8,243,065	$3,929,280	$4,313,785	109.8%
Other operating expenses	5,488,360	2,250,032	3,238,328	143.9%
Depreciation and amortization	303,190	231,773	71,417	30.8%
	$14,034,615	$6,411,085	$7,623,530	118.9%

Operating expenses for the three months ended September 30, 2010 increased by approximately $7,623,530 or 118.9%.  Payroll and related payroll costs increased by approximately $4,314,000 or 109.8%.  Payroll and related payroll costs increased $4,079,000 as a result of growth in our Southeast Division during the quarter.  The remaining increase of $234,000 is due primarily to $213,000 in non cash compensation expense related to warrants and restricted stock issued to members of management in December, 2009, annual employee wage increases of approximately 3% and additional corporate overhead payroll as a result of our growth in the Southeast Division.  These increases were partially offset by reductions in staff as a result of lower occupancy in our skilled nursing facilities and the need for fewer care givers in our home health division as a result of fewer patients being cared for.

Other operating expenses increased approximately $3,238,000 or 143.9%.  Approximately $3,015,000 was as a result of growth in our Southeast Division during the quarter.  Approximately $223,000 of the increase was due primarily to increased expenses related to Board activities, higher legal fees and consulting fees for investment bankers and investor relations.

Depreciation and amortization expense increased by approximately $71,000 or 30.8% primarily due to depreciation of the assets of Riverchase Village assisted living and routine additions of fixed assets and their related depreciation expense.

(Loss) Income from Operations

Loss from operations for the three months ended September 30, 2010 was approximately $760,000.  When compared to the three months ended September 30, 2009 income from operations of approximately $498,000, this represents a decrease of approximately $1,258,000.  This is primarily a result of increased non cash compensation expense related to warrants and restricted stock, other increases in operating expenses and lower revenue as described above.

Other Income and Expense

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, interest expense increased approximately $134,000 primarily due to interest expense on additional debt incurred as a result of the acquisition of Riverchase Village assisted living.  Other expense increased approximately $450,000 primarily as a result of acquisitions costs incurred in leasing the facilities in Georgia and purchasing facilities in Alabama.

Summary

Loss before income taxes for the three months ended September 30, 2010 was approximately $1,633,000 compared to a net income of approximately $204,000 for the three months ended September 30, 2009, a decrease of approximately $1,837,000.

Income tax expense of approximately $10,600 for three months ended September 30, 2010, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net loss attributable to AdCare Health Systems for the three months ended September 30, 2010, was approximately $1,500,000 compared to a net income for the three months ended September 30, 2009, of approximately $200,000, a decrease of approximately $1,700,000 as a result of the items described above.

Consolidated Results of Operations

Nine months ended September 30, 2010 and September 30, 2009

Revenue

	September 30, 2010	September 30, 2009	Increase	% Change
Patient care revenue	$24,308,760	$18,513,767	$5,794,993	31.3%
Management, consulting and development fee revenue	1,564,657	1,393,748	170,909	12.3%
	$25,873,417	$19,907,515	$5,965,902	30.0%

For the periods compared, patient care revenue increased approximately $5,795,000 or 31.3%.  Revenue increased $7,078,000 as a result of our growth in the Southeast Division during 2010.  This increase was offset by a decrease in revenue in our Midwest Division and other segments of approximately $1,283,000.  The average occupancy in our skilled nursing centers declined 7.9% while the number of residents covered by Medicare decreased to 11.8% for the nine months ended September 30, 2010 compared to 15% for the nine months ended September 30, 2009 resulting in a decrease in revenue of approximately $945,000.  The average occupancy in our assisted living facilities declined 2.7%; however, revenue in our assisted living centers increased approximately $91,000 as a result of an annual increase in rates charged to privately paying residents.  Home health revenue declined approximately $429,000 as a result of services provided to fewer patients as well as few Medicare patients overall.  Management, consulting and development fee revenue increased approximately $171,000 or 12.3% as a result of higher management fees on properties we manage for third parties and the addition of two new contracts for management of skilled nursing facilities during the first quarter of 2010.

Operating Expenses

	September 30, 2010	September 30, 2009	Increase	% Change
Payroll and related payroll costs	$16,269,039	$11,376,737	$4,892,302	43.0%
Other operating expenses	9,969,524	6,418,118	3,551,406	55.3%
Depreciation and amortization	779,164	682,959	96,205	14.1%
	$27,017,727	$18,477,814	$8,539,193	46.2%

Operating expenses for the nine months ended September 30, 2010 increased by approximately $8,539,000 or 46.2%.  Payroll and related payroll costs for the nine months ended September 30, 2010 increased by approximately $4,892,000 or 43%.  Payroll and related payroll costs increased $4,091,000 as a result of growth in our Southeast Division during 2010.  The remaining increase of $801,000 is due primarily to $647,000 in non cash compensation expense related to warrants and restricted stock issued to members of management in December, 2009, annual employee wage increases of approximately 3% and additional corporate overhead payroll as a result of our growth in the Southeast Division.  These increases were partially offset by reductions in staff as a result of lower occupancy in our skilled nursing facilities and the need for fewer care givers in our home health division as a result of fewer patients being cared for.

Other operating expenses increased approximately $3,551,000 or 55.3%.  Approximately $3,021,000 was as a result of growth in our Southeast Division during 2010.  Approximately $477,000 of the remainder of the increase was due primarily to increased expenses related to Board activities, higher legal fees and consulting fees for investment bankers and investor relations.

Depreciation and amortization expense increased by approximately $96,000 or 14.1% primarily due to depreciation of the assets of Riverchase Village assisted living and routine additions of fixed assets and their related depreciation expense.

(Loss) Income from Operations

Loss from operations for the nine months ended September 30, 2010 was approximately $1,144,000.  When compared to the nine months ended September 30, 2009 income from operations of approximately $1,430,000, this represents a decrease of approximately $2,574,000.  This is primarily a result of increased non cash compensation expense related to warrants and restricted stock, other increases in operating expenses and lower revenue as described above.

Other Income and Expense

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, interest expense increased approximately $132,000 primarily due to interest expense on additional debt incurred as a result of the acquisition of Riverchase Village assisted living.  Other expense increased approximately $607,000 primarily as a result of acquisitions costs incurred in acquiring the facilities in Georgia and Alabama.

Gain on Acquisitions

On June 25, 2010, Riverchase Village ADK, LLC, a variable interest entity of which AdCare Health Systems is the primary beneficiary, completed the acquisition of Riverchase Village.  This transaction was accounted for accordance with ASC Topic 805, Business Combinations.  As a result, we recognized a gain of approximately $980,000.  Refer to Note 8 in the consolidated financial statements for additional information regarding the acquisition.

On March 31, 2010, we acquired our partner’s 50% noncontrolling interest in two assisted living facilities located in Springfield Ohio known as Community’s Hearth & Home.  Also on March 31, 2010, we acquired our partner’s 50% noncontrolling interest in one assisted living facility located in Urbana Ohio known as Hearth & Home of Urbana.  The combined purchase price for both acquisitions was $500,000.  This transaction was accounted for accordance with ASC Topic 805, Business Combinations.  As a result, we recognized a gain of approximately $826,000.  Refer to Note 8 in the consolidated financial statements for additional information regarding the acquisition.

Gain on acquisitions was approximately $1,806,000 for the nine months ended September 30, 2010.

Summary

Loss before income taxes for the nine months ended September 30, 2010 was approximately $1,003,000 compared to a net income of approximately $494,000 for the nine months ended September 30, 2009, an decrease of approximately $1,497,000 primarily as a result of the gains on acquisition offset partially by increases in operating expenses and reduced revenue.

Income tax expense of approximately $32,000 for nine months ended September 30, 2010, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net loss attributable to AdCare Health Systems for the nine months ended September 30, 2010, was approximately $1,700,000 compared to a net income for the nine months ended September 30, 2009, of approximately $443,000, a decrease of approximately $2,143,000 as a result of the items described above.

Liquidity and Capital Resources

Overview

We had net working capital as of September 30, 2010 of approximately $4,608,000 as compared to net working capital of approximately $2,658,000 for the year ended December 31, 2009, an increase of approximately $1,950,000.  This increase is primarily the result of increased accounts receivable as a result of our growth in the Southeast Division and increased cash from our acquisition financing activities.

On November 14, 2008, we established a $100,000 line of credit with Huntington National Bank to assist with cash flow.  On March 26, 2010, our lender increased this line of credit to $200,000.  As of September 30, 2010, approximately $87,000 was used in operations of the Company.

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

Some of our properties are financed with loans secured by the Department of Housing and Urban Development (“HUD”).  These loans limit our use of the cash generated by the properties for purposes other than to fund the operations of the HUD financed property.  In January and July each year, we are permitted to withdraw cash from these properties if a calculation of cash flow determines that the properties have generated cash in excess of what is needed to fund the expenses of the property in the short term.  When the calculation indicates there is available cash, we withdraw the funds from the property and deposit them in an interest bearing checking account and hold them for future use in operations.  Of our unrestricted cash balance of approximately $5,455,000, there was approximately $660,000 of cash that was subject to these requirements representing approximately 12% of our unrestricted cash balance as of September 30, 2010.

On October 26, 2010, we entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $11,050,000 in principal amount of our Subordinated Convertible Notes, bearing 10.0% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.  On October 29, 2010, we entered into an amendment and joinder agreement to effectuate the sale of an additional $750,000 in principal amount of Notes.  The initial sale of $11,050,000 in principal amount of Notes occurred on October 26, 2010, and the subsequent sale of $750,000 in principal amount of Notes occurred on October 29, 2010.  The funds received in this financing will be used for acquisitions and working capital.

Also on October 29, 2010, AdCare subsidiaries ADK Powder Springs Operators, LLC, ADK Lumber City Operator, LLC, ADK Jeffersonville Operator, LLC, ADK LaGrange Operator, LLC and ADK Thomasville Operator, LLC (collectively the “Borrowers”) entered into a Credit Agreement with a lender, Gemino Healthcare Finance, LLC, to provide a credit facility in the maximum amount of $5,000,000 limited by certain borrowing base restrictions.  In addition, certain minimum balances are required to be maintained through the initial term of the credit facility. Borrowing under the Credit Facility is not limited to use by the Borrowers and may be used for various business purposes.  The initial term of the Credit Facility shall expire on October 29, 2013. The Lender will make advances to the Borrowers from time to time in the form of revolving loans.  The aggregate amount of the revolving loans shall not exceed the maximum credit limit.  Initially, the Borrowers pledged their accounts receivable as collateral.  AdCare will have the ability to add additional subsidiaries to the credit facility subject to certain terms and conditions with the Lender.  Each revolving loan is subject to interest on the outstanding principal amount from the date made until such revolving loan is paid in full, at a rate per annum equal to the LIBOR Rate plus the Applicable Margin.  The Interest Rate on all amounts outstanding under the Credit Facility shall be adjusted daily based on the LIBOR Rate with a LIBOR Floor of 2.50% to 2.25% depending on the principal amount outstanding.  The Applicable Margin will be 4.75% to 5.00% depending on the principal amount outstanding.  The loan is subject to various fees.  Conditions of the

Agreement require the Borrowers to pay interest on a minimum balance of $1,000,000.  Consequently, the Borrowers drew $1,000,000 at closing and we have retained the proceeds for use as working capital in the operations of our facilities.

We plan to further improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy, add additional management contracts and expand our home health operations and 3) engaged financial advisors to assist the Company in identifying, evaluating and securing alternative capital, financing and investment sources to fund the our strategic business plan.

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities, financing activities and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can take up to several months.  On average, accounts receivable were outstanding approximately 26 days before collection as of September 30, 2010 and 27 days as of December 31, 2009.  The status of accounts receivable collections is monitored very closely by our senior management.

Nine months ended September 30, 2010

Net cash used in operating activities for the nine months ended September 30, 2010 was approximately $1,088,000 consisting primarily of our net loss from operations less the noncash gain on acquisitions, and changes in working capital partially offset by other noncash charges; all primarily the result of routine operating activity.

Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $7,000,000.  This is primarily the result of deposits for acquisitions and acquisitions of leases in Georgia and Alabama facilities, the purchase of the 50% noncontrolling interest in Community’s Hearth & Home and Hearth & Home of Urbana, and the purchase of additional equipment partially offset by an increase from restricted cash due to certain released amounts.

Net cash provided by financing activities was approximately $9,061,000 for the nine months ended September 30, 2010.  This is primarily the result of proceeds from the debt with detachable warrants issued in September, 2010, and proceeds from the sale of stock.

Nine months ended September 30, 2009

Net cash provided by operating activities for the nine months ended September 30, 2009 was approximately $1,562,000 consisting primarily of our net income from operations, changes in working capital, and other noncash charges; all primarily the result of routine operating activity.

Net cash used in investing activities for the nine months ended September 30, 2009 was approximately $295,000.  This is primarily the result of purchases of additional equipment and an increase from restricted cash due certain released amounts.

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

Item 6.  Exhibits and Reports on Form 8-K

a.

The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

b.

The Company filed the following Reports on Form 8-K during the three months ended September 30, 2010:

Date	Description
August 5, 2010	Announcing the Completion of the Acquisition of Assets
August 16, 2010	Amendment to 8-K filed on August 5, 2010
August 25, 2010	Financial Statements and Exhibits
September 7, 2010	Press release dated September 2, 2010

The Company filed the following Reports on Form 8-K subsequent to September 30, 2010:

Date	Description
October 6, 2010	Completion of Acquisitions and Material Definitive Agreements
November 1, 2010	Material Definitive Agreement and Direct Financing Obligation
November 4, 2010	Material Definitive Agreement and Direct Financing Obligation
November 10, 2010	Material Definitive Agreement and Press Release dated November 8, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  November 15, 2010

/s/Gary L. Wade

Chief Executive Officer

Date:  November 15, 2010

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

Date: November 15, 2010	By	/s/Gary L. Wade
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

Date: November 15, 2010	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 15, 2010	By:	/s/Gary L. Wade
Gary L. Wade, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 15, 2010	By:	/s/Scott Cunningham
Scott Cunningham, Chief Financial Officer