Form 10-K
ADCARE HEALTH SYSTEMS INC
filed 2011-03-31
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

The aggregate market value of AdCare Health Systems, Inc., Common Stock held by non-affiliates of AdCare Health Systems, Inc., as of June 30, 2010, the last business day of our most recently completed second fiscal quarter, was $13,460,575.  The number of shares of AdCare Health Systems, Inc., Common Stock, no par value, outstanding as of December 31, 2010 was 8,349,197.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for AdCare Health Systems, Inc.’s June 3, 2011 Annual Meeting of Shareholders	III

AdCare Health Systems, Inc.

Form 10-K

Table of Contents

		Page Number
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Part II.
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	63
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	63
Item 13.	Certain Relationships and Related Transactions and Director Independence	63
Item 14.	Principal Accountant Fees and Services	64
Part IV
Item 15.	Exhibits and Financial Statement Schedules	64
Signatures
EX-23.1	Consent of Battelle & Battelle LLP
EX-31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
EX-32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

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

We are a holding company with wholly owned subsidiaries owning, leasing and operating skilled nursing facilities, assisted living facilities and providing home health care services.  Through our subsidiaries, we provide a full complement of administrative services as well as consultative services that permit our local facility leadership teams to better focus on the delivery of healthcare services.  We also provide these services to unaffiliated third party long term care operators and/or owners with whom we enter into contracts.  We currently provide these services to four unaffiliated facility owners.

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

We were organized in 1989 by Gary Wade and J. Michael Williams.  Mr. Wade remains active in the management of the business, as Co-CEO and President.  Mr. Wade plans to retire on June 30, 2011, but remain an active member of Board of Directors.  Passport Retirement, founded by David A. Tenwick, our Chairman, acquired AdCare Health Systems in 1995.  We have a seasoned senior management team with substantial senior living, healthcare and real estate industry experience. Our senior management team is incentivized to continue to grow our business through their combined ownership of approximately 25.6% of our common stock.

Description of Business

Our business operates in four segments: skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), home health and management and development. As of December 31, 2010, our company operated facilities in Ohio, Georgia, and Alabama.  On January 1, 2011, the Company began operations at a newly acquired facility in North Carolina.  In our skilled nursing and assisted living segments, we operate, have ownership interests in or lease twenty-one facilities for which we collect fees from the residents of those facilities. Profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with operating those facilities. In our home health segment profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with providing services to patients in their homes.  In our management and development segment, we manage an aggregate of eight assisted living facilities, nursing homes and an independent living campus all of which are owned by third parties. With respect to these facilities, we receive a management fee based on the revenue generated by the facilities. Within our management and development segment, we provide development, consulting and accounting services to third parties. In these instances, we receive a fee for providing those services. These fees vary from project to project, with the development fee in most cases being based on a percentage of the total cost to develop the project.

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

Employees

As of December 31, 2010, we had approximately 2,210 total employees of which 1,652 were full time employees.

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

Our business model calls for seeking to acquire existing cash flowing operations and to expand our operations by pursuing an acquisition merger and acquisition growth strategy to acquire and lease long term care facilities, primarily nursing homes.  Our success will largely depend on our ability to finance the new acquisitions and implement and integrate the new acquisitions into our management systems.  As a result, we expect to experience all of the risks that generally occur with rapid expansion such as:

•

adapting our management systems and personnel into the new acquisition;

•

integrating the new acquisition and businesses into our structure;

•

acquisition and operation of new acquisitions and businesses in the Southeastern United States, a geographic region in which we have not historically operated;

•

obtaining adequate financing under acceptable terms;

•

retention of key personnel, customers and vendors of the acquired business and the hiring of new personnel;

•

impairments of goodwill and other intangible assets; and

•

contingent and latent risks associated with the past operations of, and other unanticipated costs and problems arising in, an acquired business.

If we are unable to successfully integrate the operations of an acquired property or business into our operations, we could be required to undertake unanticipated changes.  These changes could have a material adverse effect on our business.  Since we went public in November, 2006, we have not expanded into new areas of business.

We may need additional financing to complete our long-term acquisition and expansion plans, and we do not have commitments for additional financing.

To achieve our growth objectives, we will need to obtain sufficient financial resources to fund our expansion, development and acquisition activities.  We believe we may need to secure debt financing in order to help us leverage our equity resources and make further acquisitions. As of December 31, 2010 we had an accumulated deficit of $12,548,870 and working capital of approximately $708,000.  Our cumulative losses have, in the past, made it difficult for us to borrow adequate funds on what management believed to be commercially reasonable terms.  There can be no assurance that adequate financing will be available on terms that are acceptable to us, if at all.  In addition, our Board of Directors may elect to use our stock as "currency" in acquiring additional businesses.  If so, our stockholders may experience dilution.

We currently have lines of credit in place which may be insufficient to satisfy short-term cash needs.

In March of 2010, we increased our available line of credit with Huntington National Bank to $200,000 in order to assist with cash flow.  As of December 31, 2010, approximately $187,000 was used in operation of the Company.  We have also established a $191,000 line of credit using funds from our non-qualified deferred compensation plan.  Members of this plan, which is only available to senior management, authorized the transfer of funds to establish the line of credit with interest accruing at 8%.  The funds are presently used in the operation of the Company.  Additionally, on October 29, 2010, AdCare subsidiaries ADK Powder Springs Operator, LLC, ADK Lumber City Operator, LLC, ADK Jeffersonville Operator, LLC, ADK LaGrange Operator, LLC, and ADK Thomasville Operator, LLC (collectively, the “Borrowers”) entered into a Credit Agreement with lender, Gemino Healthcare Finance, LLC (the “Lender”), to provide a credit facility in the maximum amount of $5,000,000. The initial term of the Credit Facility will expire on October 29, 2013.  Borrowing under the Credit Facility is not limited to use by the Borrowers and may be used for various business purposes. Conditions of the Credit Agreement require the Borrowers to pay interest on a minimum balance of $1,000,000.  Subsequently, on February 25, 2011, we joined five additional AdCare subsidiaries:  ADK Thunderbolt Operator, LLC, ADK Savannah Beach Operator, LLC, ADK Oceanside Operator, LLC, Attalla Nursing ADK, LLC, and Coosa Nursing ADK, LLC as additional borrowers in the Credit Agreement.  The additional borrowers increased the amount of credit available to us and the maximum amount of the credit facility increased to $7,500,000.  As of December 31, 2010, approximately $1,763,000 of the credit facility was used in the operations of the business.

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

Our business depends on reimbursement under federal and state programs, and legislation or regulatory action may reduce or otherwise adversely affect the amount of reimbursements.

Our revenues are heavily dependent on payments administered under the Medicare and Medicaid programs. The economic downturn has caused many states to institute freezes on or reductions in Medicaid reimbursements to address state budget concerns.  Moreover, for the 2010 federal fiscal year, CMS effectively reduced our Medicare reimbursement rates; for the 2011 federal fiscal year, CMS has implemented changes to the Resource Utilization Group classification system, which may impact our Medicare revenues adversely.

In addition to these reductions, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payers, and additional operational requirements, could adversely affect us.

We have a history of operating losses and may incur losses in the future as we expand.

For the year ended December 31, 2010, for amounts attributable to the Company, we had a net loss of $2,743,621 compared to a net income of $440,283 for the year ended December 31, 2009.  There can be no assurance that we will be able to operate profitably as we expand.  As of December 31, 2010, we have working capital of approximately $708,000.

Management's plans with the objective of improving liquidity and profitability in future years encompass the following:

•

refinancing debt where possible to obtain more favorable terms.

•

increase facility occupancy, improve the occupancy mix by increasing Medicare patients.

•

add additional management contracts.

•

Acquire additional long term care facilities with existing cash flowing operations to expand our operations.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability.  However, there can be no assurance that such events will occur.

Assisted living and skilled nursing facility financial stability could be negatively impacted by the current economic conditions.

Approximately 8% of our skilled nursing occupants and nearly all the occupants of our assisted living facilities rely on their personal investments and wealth to pay for their stay in our facilities.  Recent declines in market values of investments could limit their ability to pay for services or shorten the period of time for which they can pay privately for their stay.  The declining market for the sale of homes could limit their ability to sell their personal assets further reducing their ability to remain in our facilities.  Furthermore, adult children who have recently become unemployed may decide to care for their parent at home so that their parent's income may help offset some of their own financial burdens.  During 2010, we have experienced lower occupancy in our assisted living facilities and believe it may be due in part to our potential customers’ response to the current economic conditions.  We do not believe lower occupancy in our assisted living facilities represents a trend.

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

State and federal regulatory changes also affect our business.

Because of the nature of our business, changes to both state and federal regulations may impact the pricing for our services and the methods of reimbursement.  Changes which reduce the amount which we can charge for our services or delay or reduce the amount of our reimbursement could have a material adverse effect upon our business.

An expanded Federal program is underway to recover Medicare overpayments.

The Medicare Modernization Act of 2003 established a three year demonstration project to recover overpayments and identify underpayments on Medicare claims from hospitals, skilled nursing facilities and home health agencies through a review of claims previously paid by Medicare beginning in October, 2007.  Medicare contracted nationwide with third parties known as Recovery Audit Contractors (“RAC”) to conduct these reviews commonly referred to as RAC Audits.  Due to the success of the program, the Tax Relief and Healthcare Act of 2006 made the program permanent and mandated its expansion to all 50 states in 2010.  As of December 31, 2010, we have not received notification that any of our claims are subject to RAC Audits however, we can make no assurances that our claims will not be selected for RAC Audits in the future and if they are the extent to which these audits may reduce our revenue or otherwise hinder cash flow.

State Certificate of Need laws and other regulations could negatively impact our ability to grow our nursing home business.

Many states in which we could expand, have adopted Certificate of Need or similar laws that generally require that a state agency approve certain nursing home acquisitions and determine the need for certain nursing home bed additions, new services, capital expenditures, or other changes prior to the acquisition or addition of beds or services, the implementation of other changes, or expenditure of capital.  State approvals are generally issued for specified maximum expenditures and require implementation of the proposal within a specified period of time.  Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition, or other change, and can also result in sanctions or adverse action on the center's license and adverse reimbursement action.  There can be no assurance that we will be able to obtain Certificate of Need approval for all future projects requiring the approval, or that approvals will be timely.

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

We compete with other providers of home health care, nursing home care, and assisted living with respect to attracting and retaining qualified personnel.  We depend on the availability of Registered Nurses and Licensed Practical Nurses to provide skilled care to our nursing home residents.  According to the Ohio Hospital Association, the supply of nurses nationwide is predicted to be 800,000 short of demand by 2020.  Another study conducted by Dr. David I. Auerbach for the journal Health Affairs estimated the shortage to increase to 340,000 by 2020.  According to the Bureau of Labor Statistics, "employment of registered nurses is expected to grow 23 percent [or 587,000 jobs] from 2006 to 2016, much faster than the average for all occupations".  The Bureau of Labor Statistics also reports "employment of LPNs is expected to grow 14 percent [or 105,000 jobs] between 2006 and 2016, faster than the average for all occupations, in response to the long-term care needs of an increasing elderly population and the general increase in demand for health care services".  While the experts may not agree on the size of the shortage, they all appear to agree that there is and will continue to be a shortage.  Because of the small markets in which we operate, shortages of nurses and/or trained personnel may require us to enhance our wage and benefit package in order to compete and lure qualified employees from more metropolitan areas.  To date, we have been able to adequately staff all of our operations.  However, we can provide no assurance that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

We are dependent on our management team and the loss of any of these individuals would harm our business.

Our future success depends largely upon the management experience, skill, and contacts of our officers and directors, in particular, David A. Tenwick, Chairman, Christopher Brogdon, Vice-Chairman and Chief Acquisitions Officer, Gary L. Wade, co-CEO and President, Boyd Gentry, co-CEO and President and Scott Cunningham, Chief Financial Officer.  Mr. Tenwick, Mr. Wade and Mr. Cunningham have each signed employment contracts that are effective through September 2011.  Mr. Gentry has also entered an employment agreement.  Mr. Brogdon is not currently a party to an employment contract with us.  Loss of the services of any or all of these officers could be materially detrimental to our operations.  In addition, due to the location of our corporate headquarters in a smaller urban region, we may experience difficulty attracting senior managers in the future.

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

•

the financial markets; the state and length of the present bull market and when the market may revert to a bear market;

•

the departure of any of our key executive officers and directors;

•

the level and quality of securities analysts’ coverage for our common stock;

•

announcements by us or our competition of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

changes in federal, state, and local health-care regulations to which we are subject; and

•

future sales of our common stock.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance.

Our management substantially controls all major decisions.

Our directors and officers beneficially own approximately 29.4% of our outstanding common shares, options and warrants.  Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by stockholders, such as the election of directors, the amendment of our charter documents, and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets, and liquidation.  Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness.  This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Facilities

As of December 31, 2010, we operated 29 facilities in three states with the operational capacity to serve approximately 2,493 residents.  Of the twenty-nine facilities that we operated, we owned ten facilities, leased eleven pursuant to operating leases, and managed eight facilities for third parties.

The following table provides summary information regarding the number of operational beds at our facilities at December 31, 2010:

		Number of Facilities
State	Number of Units	Owned	Leased	Managed for Third Parties	Total
Alabama	411	2	-	1*	3
Georgia	1,184	-	10	-	10
Ohio	898	8	1	7	16
Total	2,493	10	11	8	29

Facility Type
Skilled nursing	2,087	4	11	5	20
Assisted living	323	6	-	2	8
Independent living	83	-	-	1	1
Total	2,493	10	11	8	29

* Although the Company does not own this location, it is a managed related party affiliate that is consolidated by the Company as a variable interest entity.

Corporate Office

Our corporate office is located in Springfield, Ohio.  We own the office building, which contains approximately 7,200 square feet of office space.  In the event we need additional office space in the future, suitable office space is available in the Springfield area.  We own additional land on which we could expand our office facilities.

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

In October 2008, NYSE Euronext acquired the American Stock Exchange.  Consequently, our stock is now traded on the NYSE Amex exchange.  The high, low and closing prices of our stock and dividends declared and paid during 2010 and 2009 were as follows:

“ADK”		High	Low	Close	Cash Dividends
2010	First Quarter	$5.99	$3.90	$5.75	None
	Second Quarter	$5.84	$3.10	$3.10	None
	Third Quarter	$3.62	$3.01	$3.45	None
	Fourth Quarter	$4.43	$3.40	$3.90	None

“ADK.WS”		High	Low	Close	Cash Dividends
2010	First Quarter	$3.25	$2.05	$2.65	None
	Second Quarter	$3.15	$1.85	$1.85	None
	Third Quarter	$2.25	$1.25	$1.30	None
	Fourth Quarter	$2.30	$1.30	$1.60	None

“ADK”		High	Low	Close	Cash Dividends
2009	First Quarter	$1.37	$0.70	$0.94	None
	Second Quarter	$2.45	$0.94	$2.25	None
	Third Quarter	$2.95	$2.32	$2.84	None
	Fourth Quarter	$4.15	$2.10	$3.94	None

“ADK.WS”		High	Low	Close	Cash Dividends
2009	First Quarter	$0.17	$0.02	$0.05	None
	Second Quarter	$0.70	$0.05	$0.36	None
	Third Quarter	$0.85	$0.25	$0.60	None
	Fourth Quarter	$2.60	$0.20	$2.60	None

On December 31, 2010, we had approximately 1,052 share owner accounts of record.

We have never paid cash dividends on our common shares.  However, we did pay a 5% stock dividend in the form of stock to shareholders of record on September 30, 2010.  Holders of common shares are entitled to receive dividends.  Our ability to pay dividends will depend upon our future earnings and net worth.  We are restricted by Ohio law from paying dividends on any of our outstanding shares while insolvent or if such payment would result in a reduction of our stated capital below the required amount.

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

On December 8, 2009, at a special shareholder meeting, shareholders approved the sale of approximately 1,400,000 shares of stock and warrants in a private placement.  The offering consisted of Units with each Unit containing one share of the Company’s common stock and one five-year warrant to purchase an additional share of common stock at $2.38 per share.  Each Unit was valued at $2.00.  The offering is not registered under the Securities Act of 1933 and was only sold in the United States pursuant to applicable exemptions from registration.  As a result the Company raised approximately $2,439,000 after commissions and expenses.

On June 4, 2010, the shareholders voted to amend the articles of incorporation to increase the number of authorized shares of common stock from 14,500,000 shares to 29,000,000 shares and to increase the number of authorized shares of preferred stock from 500,000 shares to 1,000,000 shares.  The amendments were effective in the second quarter of 2010.

On June 30, 2010, the Company closed a public stock offering of 1,714,286 shares of common stock at a gross price of $3.50 per share.  The Company received net proceeds of approximately $5.4 million after deducting underwriting discounts, commissions, legal fees and other offering-related expenses payable by the Company.  AdCare granted a 30-day option to the underwriter to purchase up to an additional 15% of the shares offered, or 257,143 shares, to cover over-allotments, if any.  On August 4, 2010, the underwriter exercised their overallotment option to purchase an additional 225,400 shares of common stock at a discounted price of $3.255 per share, resulting in net proceeds to the Company of approximately $734,000.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2010, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,104,890	$2.39	261,456
Equity compensation plan not approved by security holders	0	$0.00	0

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services.  We currently operate twenty-nine facilities, comprised of twenty skilled nursing centers, eight assisted living residences and one independent living/senior housing facility, totaling nearly 2,493 units.  Our communities are located in Ohio, Georgia and Alabama.

We have an ownership interest in ten of the facilities we operate, comprised of 100% ownership of four of the skilled nursing centers and six assisted living facilities.  We have lease agreements on eleven skilled nursing facilities.  The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is…”  We also maintain a development/consulting initiative which provides potential management opportunities to our core long-term care business.  AdCare Health Systems, Inc. and Hearth & Home are registered trademarks.

Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities.  During 2009, we engaged a Chief Acquisitions Officer with the primary purpose of identifying acquisition opportunities in the Midwestern and Southeastern United States.

We have completed a number of transactions to provide capital for our strategic growth initiatives.  In December 2009, we completed a private placement of stock which raised approximately $2,400,000 net of underwriter’s expenses.  On June 30, 2010, we completed a public offering of stock with net proceeds of approximately $5,400,000.  Additionally, on August 4, 2010, the underwriter exercised their overallotment option resulting in additional net proceeds of approximately $734,000. On October 26, 2010, we entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $11,050,000 in principal amount of our Subordinated Convertible Notes, bearing 10.0% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.  On October 29, 2010, we entered into an amendment and joinder agreement to the sale of an additional $750,000 in principal amount of Notes.  These transactions enabled us to complete several acquisitions during 2010.

On March 31, 2010, we completed our acquisition of Community’s Hearth & Home in which we acquired our partners’ 50% interest in one assisted living facility located in Urbana, Ohio, and two located in Springfield, Ohio.  We acquired our partners’ interest primarily to exercise complete control over decisions affecting the operations and the use and allocation of the assets and cash flow generated by the businesses.  Additionally, we feel the bargain purchase price presented an excellent low cost opportunity to increase our ownership to 100%.  Until this acquisition occurred, we consolidated the results of operations of these facilities and reflected our partners’ share of the net income or loss generated as income attributable to noncontrolling interests.  Following the acquisition, we will recognize 100% of the income generated by these facilities with no portion being attributed to the noncontrolling interest.  Additionally, 100% of the cash flow generated by the operations of these facilities will be available to allocate to other company initiatives without sharing it with our partner.

On April 9, 2010, Riverchase Village ADK, LLC, (“Riverchase”) a wholly owned subsidiary of AdCare Health Systems, Inc. entered into a Purchase Agreement with CSC Enid Properties, LLC, an Oklahoma limited liability company controlled by a bank, to acquire the assets of Riverchase Village, a 105 bed assisted living facility located in Hoover, Alabama.  The purchase price was approximately $5,000,000.  The right to acquire Riverchase was assigned to Chris Brogdon, Vice Chairman of the Company, on June 22, 2010, and the transaction closed on June 25, 2010.  As consideration for the assignment, Riverchase granted us a one year option with a $100,000 exercise price to acquire Riverchase under the same terms and conditions as set forth in the Purchase Agreement.  In addition, we entered into a five year management contract to manage Riverchase.  In connection with financing the transaction, Riverchase borrowed from the Medical Clinic Board of the City of Hoover the proceeds from the issuance of $5,845,000 First Mortgage Healthcare Facility Revenue Bonds (Series 2010A) and $520,000 First Mortgage Revenue Bonds (Series B) to acquire the Property, pay the cost of certain repairs and improvement to the Property, fund certain reserves and pay the cost of the issuance of the Bonds. As part of the financing, we were required to be a guarantor on the bonds.  Riverchase has refunded the $250,000 of earnest money to us.  The results of operations of Riverchase Village have been consolidated in our financial statements as a result of our determination that Riverchase Village is a variable interest entity of which AdCare Health Systems is the primary beneficiary.

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

For eight of the ten skilled nursing facilities (the “G8 facilities”), we entered into new long-term lease agreements with the facility owner on July 30, 2010.  We began leasing and managing the operations of five of the G8 facilities effective August 1, 2010 and the remaining three facilities effective September 1, 2010.  The master lease agreement is for 10 years and requires total rent payments of $397,650 per month for the G8 facilities increasing by 2% each year.  We have paid $500,000 in security deposits and $795,300 in advance rent to be applied at the end of the lease term.

Effective November 1, 2010, for the remaining two skilled nursing facilities (the “G2 facilities”), we entered into an assignment and transfer agreement with the prior operator to assign the operating leases of these facilities and transfer the operations to the Company.  Under the assigned lease agreement, we will be operating the G2 facilities under a non-cancelable operating lease that expires on April 30, 2022 and includes two additional ten year renewal periods.  The lease agreement requires total monthly rent payments of $125,000 increasing by 3% on May 1 each year.  On November 1, 2010, we were required to pay $375,000 for a security deposit.

In separate transactions under operations transfer agreements with the prior operator, the Company acquired certain assets of the prior operator for a total purchase price of approximately $10,870,000 including acquisition costs of approximately $214,000.  As part of this asset acquisition, the Company acquired approximately $3,000,000 in accounts receivable, approximately $9,020,000 in lease acquisition costs and other assets, and assumed approximately $870,000 in accounts payable and a $280,000 loss contingency.  The Company paid the purchase price with approximately $7,705,000 in cash, $1,250,000 in common stock, $475,000 (net of $25,000 discount) and contingent consideration of $1,440,000.

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

Effective January 1, 2011, we acquired the operations of and selected assets of Mountain Trace; a 106 bed skilled nursing facility located in Sylva, North Carolina.  Through the Operations Transfer Agreement, we obtained control of the facility effective January 1, 2011.  We had paid $200,000 in earnest money upon entering the purchase agreement and an additional $50,000 to extend the closing date to December 30, 2010.  To complete the acquisition, we issued a secured promissory note (the “Note”) for $5,000,000.  The Note was secured by the Mountain Trace facility and was guaranteed by AdCare Health Systems, Inc. and personally guaranteed by Christopher Brogdon and his spouse Connie Brogdon.  The Note, scheduled to mature on June 30, 2011, accrued interest at a fixed rate of 7% per annum.  On February 2, 2011, the Note was refinanced with a permanent loan for $5,000,000 from Community Bank & Trust-West Georgia guaranteed by the United States Department of Agriculture.  The permanent loan is for 25 years and bears interest equal to the prime rate plus 1.75%.

We are currently evaluating acquisition opportunities in addition to those described above and we continue to seek new opportunities to further our growth strategy.  No assurances can be made that any of these opportunities will be determined to be appropriate or that they may be acquired on terms acceptable to us.

Segments

Our business operates in four segments: skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), home health and management and development.  In our skilled nursing and assisted living segments, we operate, have ownership interests in or lease twenty-one facilities for which we collect fees from the residents of those facilities. Profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with operating those facilities. In our home health segment profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with providing services to patients in their homes.  In our management and development segment, we manage an aggregate of eight assisted living facilities, nursing homes and an independent living campus all of which are owned by third parties. With respect to these facilities, we receive a management fee based on the revenue generated by the facilities. Within our management and development segment, we provide development, consulting and accounting services to third parties. In these instances, we receive a fee for providing those services. These fees vary from project to project, with the development fee in most cases being based on a percentage of the total cost to develop the project.

	Number of Units	Owned	Leased	Managed for Third Parties	Total
Skilled nursing	2,087	4	11	5	20
Assisted living	323	6	-	2	8
Independent living	83	-	-	1	1
Total	2,493	10	11	8	29

Skilled Nursing Facility Segment

We focus on two primary indicators in evaluating the financial performance in this segment.  Those indicators are facility occupancy and staffing.  Facility staffing is important because payroll and related payroll costs represent approximately 59% of our total operating costs.  Staffing levels and the quality of staff are closely monitored by management to make sure costs are maintained within expected levels and to assure a high level of quality services.  Facility occupancy is important as higher occupancy generally leads to higher revenue.  In addition, concentrating on increasing the number of Medicare admissions helps in increasing revenue.

Skilled Nursing Facilities
Average Occupancy
AdCare average, December 31, 2010	85.6%
AdCare average, December 31, 2009	88.8%

We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are typically higher.  For the year ended December 31, 2010, the percentage of patients covered by Medicare in our skilled nursing facilities was 10.8% compared to 13.9 % for the year ended December 31, 2009.  We believe the current economic conditions that have contributed to our lower occupancies are also contributing to our lower number of Medicare patients.  Additionally, we believe hospitals may be responding to recent actions by the Centers for Medicare and Medicaid Services to review hospital admission decisions for Medicare covered patients.  Hospitals have responded to this increased scrutiny by only admitting the patients for observation thereby limiting a skilled nursing facility’s ability to receive Medicare coverage for patients admitted from hospitals.

We have undertaken several initiatives to improve census in our skilled nursing segment including bi-weekly conference calls to discuss census development, advertising campaigns, a sales incentive system and multiple public events at facilities to increase community interaction and facility visibility.  Additionally, we have added new sales/marketing positions to consult with facility level sales staff on census development as well as make more marketing calls to places that can generate more Medicare admissions such as hospitals and medical offices.

The Federal Centers for Medicare and Medicaid Services, or CMS, adopted rules that decreased the aggregate Medicare payments to skilled nursing facilities by approximately 1.1% in federal fiscal year 2010.  Effective as of October 1, 2008, CMS increased Medicare rates for skilled nursing facilities by approximately 3.5% for the federal fiscal year ending September 30,

2009, under a rule adding an annual update to account for inflation in the cost of goods and services.  CMS then adopted rules recalibrating the Medicare prospective payment categories for skilled nursing facilities for federal fiscal year 2010.  The recalibration resulted in a decrease of approximately 3.3% in projected skilled nursing facility payments, offset by an increase of approximately 2.2% to account for inflation.  As a result, CMS estimated that aggregate Medicare payments were reduced by approximately 1.1% in fiscal year 2010.

Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level.  As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of MDS 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced, with a corresponding adverse impact on our financial condition, results of operations, or cash flows.

The Governor of the State of Ohio is currently preparing the state Biennial Budget for the period covering 2011-2013.  While details of the budget proposal are not yet fully understood, the Governor and his administration have made several negative overtures toward Medicaid indicating that cuts in reimbursement to nursing homes are likely.  Early estimates indicate to Medicaid spending cuts in Ohio could be as high as 7%.  The budget process is just beginning so it is likely the final details of budget will not be known for some time.  At this time, no significant changes are anticipated in Alabama and Georgia.  For the year ended December 31, 2010, Medicaid covered patients of our skilled nursing facilities comprised approximately 77.3% of our total skilled nursing facility patients.

Assisted Living Facility Segment

Similar to our skilled nursing segment, in our assisted living segment, we focus on facility occupancy and staffing.

Assisted Living Facilities
Average Occupancy
AdCare average, December 31, 2010	76.4%
AdCare average, December 31, 2009	85.6%

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

We have undertaken several initiatives to improve census in our assisted living segment including advertising campaigns, a sales incentive system and multiple public events at facilities to increase community interaction and facility visibility.  Additionally, we have added a new sales/marketing position to consult with facility level sales staff on census development.

Home Based Care Segment

In addition to providing home health care services to patients in their homes, we are utilizing our home health services in our assisted living and independent living properties in Ohio to create cross selling opportunities.  For the year ended December 31, 2010, the percentage of our home health patients covered by Medicare has decreased to 19.8% compared 28.4% for the year ended December 31, 2009.  While we have experienced recent declines in the number of patients we are serving for home health services, we don’t believe this is a trend.  We have engaged a new marketing and sales employee for our home health segment to improve our referrals and increase the number of patients we are providing services to.

The Center for Medicare and Medicaid Services (CMS) has made a 2.75% across-the-board rate reduction for home health care services for 2010, as well as a 2.71% cut for 2011. Additionally, CMS has other initiatives directed towards reducing payment for home health care services.  Medicare covered services comprise approximately 19.8% of our home health total visits.

Effective January 1, 2010, Ohio Job and Family Services (Medicaid) made a 3% reduction in reimbursement for home health services.  Medicaid covered services comprise approximately 72% of our home health total visits.

Management, Development and Corporate Segment

We manage five skilled nursing facilities, two assisted living facilities and one independent living campus for third party owners.  Additionally, we provide accounting services to one skilled nursing facility.  During the first quarter of 2010, we added two skilled nursing facilities bringing the number of facilities managed to the current levels.  Our contracts for these services are for either a fixed monthly fee or for a percentage of revenue generated by the managed facility.  Depending on the type of contract, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility’s revenue increases for the contracts that are based on a percentage of revenue.  Consequently, management consulting and development fee revenue has increased $237,000 for the year ended December 31, 2010 when compared to the year ended December 31, 2009.

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

The table below contains our segment information for the years ended December 31, 2010 and 2009.

Amounts in 000’s
	SNF	ALF	Home Health	Management, Development & Corporate	Total
Year to Date December 31, 2010
Net Revenue	$40,427	$8,270	$2,446	$2,094	$53,237
Payroll & Associated Costs	21,848	4,131	1,910	4,501	32,390
Other Operating Expenses	15,317	2,883	460	(346)	18,314
Lease Expense	2,908	-	-	-	2,908
Depreciation & Amortization	585	554	16	123	1,278
Operating Income (Loss)	$(231)	$702	$60	$(2,184)	$(1,653)
Total Assets	$50,482	$22,597	$2,320	$7,560	$82,959
Capital Spending	$510	$347	$9	$275	$1,141

Year to Date December 31, 2009
Net Revenue	$14,369	$7,411	$3,055	$1,856	$26,691
Payroll & Associated Costs	6,923	3,385	2,171	2,892	15,371
Other Operating Expenses	5,464	2,357	373	(196)	7,998
Lease Expense	629	-	-	-	629
Depreciation & Amortization	295	508	11	105	919
Operating Income (Loss)	$1,058	$1,161	$500	$(945)	$1,774
Total Assets	$8,307	$15,021	$2,653	$4,198	$30,179
Capital Spending	$269	$186	$40	$78	$573

Skilled Nursing Facilities

For the year ended December 31, 2010, revenue in our skilled nursing segment increased approximately $26,058,000 as a result of acquisitions during the year.  This increase was offset by a decrease in revenue in our properties that we operated during 2009 (legacy properties) of approximately $1,639,000.  This segment had a loss from operations of $231,000 as a result of lower than optimal occupancy.  We plan to increase facility occupancy and to increase the number of patients covered by

Medicare.  We expect to continue to implement and refine strategies to achieve these goals.  Total assets increased $42,174 due to acquisitions made during the year.

Assisted Living Facilities

For the year ended December 31, 2010, revenue in our assisted living segment increased approximately $859,000 as a result of increased revenue from acquisitions, an annual increase in rates charged to privately paying residents offset by lower occupancy.  This segment had income from operations of $702,000 which is $459,000 less than 2009 as a result of lower occupancy and increased payroll related expenses.  We have a number of initiatives in place to help improve the occupancy.  Total assets increased $7,577,000 primarily due acquisitions made during the year.

Home Health Segment

For the year ended December 31, 2010, revenue in our home based care segment declined approximately $609,000 as a result of fewer patients and fewer patients covered by Medicare.  In addition, this segment experienced increased expenses from annual employee wage increases of approximately 3%.  The decline in revenues and increases in expenses resulted in income from operations of approximately $60,000 which is $440,000 less than in 2009.  The decrease in total assets was primarily the result of depreciation.  We have engaged a new marketing and sales employee for our home health segment to improve our referrals and increase the number of patients we are providing services to as well as to concentrate on improving our Medicare referrals.

Management, Development and Corporate Segment

Management consulting and development fee revenue has increased $238,000 for the year ended December 31, 2010 when compared to the year ended December 31, 2009.  Net loss from operations was $2,184,000 due primarily to corporate overhead, costs for acquisitions and non cash charges for compensation expense related to warrants, restricted stock and employee stock options.

Consolidated Results of Operations

Year Ended December 31, 2010 and December 31, 2009

Revenue

Approximately 96% of our revenue is derived from patient care services provided by our skilled nursing facilities, assisted living facilities and home health agency.  The following table compares revenue for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009	Increase	% Change
Patient care revenue	$51,143,381	$24,834,831	$26,308,550	105.9%
Management, consulting and development fee revenue	2,093,334	1,856,269	237,065	12.8%
	$53,236,715	$26,691,100	$26,545,615	99.5%

For the periods compared, patient care revenue increased $26,308,550 or 105.9%.  Revenue increased $27,948,000 as a result of our acquisitions during the year.  This increase was offset by a decrease in revenue in our properties that we operated during 2009 (identified as legacy properties) of approximately $1,639,000.  The average occupancy in our legacy skilled nursing centers declined 6.3% while the number of residents covered by Medicare decreased to 12.1% for the year ended December 31, 2010 compared to 13.9% for the year ended December 31, 2009 resulting in a decrease in revenue of approximately $1,039,000.  The average occupancy in our legacy assisted living facilities declined 3.3%; however, revenue in our assisted living centers decreased only $8,500 as a result of an annual increase in rates charged to privately paying residents offsetting lower occupancy levels.  Home health revenue declined approximately $609,000 as a result of services provided to fewer patients as well as fewer Medicare patients overall.  Management, consulting and development fee revenue increased approximately $237,000 or 12.8% as a result of higher management fees on properties we manage for third parties and the addition of two new contracts for management of skilled nursing facilities during the first quarter of 2010.

Operating Expenses

	December 31, 2010	December 31, 2009	Increase	% Change
Payroll and related payroll costs	$32,390,302	$15,371,150	$17,019,152	110.7%
Other operating expenses	18,313,705	7,998,158	10,315,547	129.0%
Lease expense	2,907,530	628,829	2,278,701	362.4%
Depreciation and amortization	1,277,939	918,851	359,388	39.1%
	$54,889,476	$24,916,988	$29,972,488	120.3%

Operating expenses for year ended December 31, 2010 increased by $29,972,000 or 120.3%.  Payroll and related payroll costs increased by $17,019,000 or 110.7%.  Payroll and related payroll costs increased $15,196,000 as a result of our acquisitions during the year.  The remaining increase of $1,823,000 is due primarily to $811,000 in non cash compensation expense related to warrants and restricted stock issued to members of management in December, 2009, annual employee wage increases of approximately 3% and additional corporate overhead payroll as a result of our growth.

Other operating expenses increased $10,316,000 or 129.0%.  Approximately $9,237,000 was as a result of growth during the year.  Approximately $1,079,000 of the increase was due primarily to increased expenses related to audit fees, higher legal fees, consulting fees for investment bankers and investor relations and Board activities.

Lease expense increased $2,279,000 or 362.4% as a result of entering ten new operating leases for skilled nursing facilities during 2010.

Depreciation and amortization expense increased by $359,000 or 39.1% primarily due to depreciation of the assets of facilities acquired during the year and routine additions of fixed assets and their related depreciation expense.

(Loss) Income from Operations

Loss from operations for the year ended December 31, 2010 was approximately $1,653,000.  When compared to the year ended December 31, 2009 income from operations of approximately $1,774,000, this represents a decrease of approximately $3,427,000.  This is primarily a result of increased non cash compensation expense related to warrants and restricted stock, other increases in operating expenses and lower revenue as described above.

Other Income and Expense

	December 31, 2010	December 31, 2009	Increase/ (Decrease)	% Change
Interest income	$17,739	$5,472	$12,267	224.2%
Interest expense	(2,372,299)	(1,209,926)	(1,162,373)	96.1%
Gain on acquisitions, net of acquisition costs	2,446,483	-	2,446,483	100.0%
Derivative loss	(343,144)	-	(343,144)	100.0%
Loss on debt extinguishment	(228,203)	-	(228,203)	100.0%
Other expense	(25,027)	(46,745)	21,718	(46.5)%
	$(504,451)	$(1,251,199)	$746,748	(59.7)%

For the year ended December 31, 2010 compared to the year ended December 31, 2009, interest expense increased approximately $1,162,000 primarily due to interest expense on additional debt incurred as a result of acquisitions.  Gain on acquisitions, net of acquisition costs were the result of gains recognized on three business acquisitions during the year.  These gains are summarized below.  The derivative loss of $343,000 was a result of a fair market value adjustment to the derivative liability.  On October 29, 2010, we entered a convertible debt agreement that included a conversion feature that was not indexed to our common stock.  As a result, we recognized a liability that must be adjusted to fair market value at each financial statement reporting date.  These adjustments are recognized as a gain or loss on the derivative depending upon the relative change in fair market value.  Loss on debt extinguishment is the result of refinancing our convertible debenture entered into in September, 2010, and refinanced in October, 2010, with a new convertible debenture.

Gain on Acquisitions

On October 1, 2010, we completed the acquisitions of Attalla Health Care and Coosa Valley Health Care, two skilled nursing facilities located in Alabama.  This transaction was accounted for accordance with ASC Topic 805, Business Combinations.  As a result, we recognized a gain of approximately $960,000, net of acquisition costs.

On June 25, 2010, Riverchase Village ADK, LLC, a variable interest entity of which AdCare Health Systems is the primary beneficiary, completed the acquisition of Riverchase Village.  This transaction was accounted for accordance with ASC Topic 805, Business Combinations.  As a result, we recognized a gain of approximately $660,000, net of acquisition costs, which was eliminated in net income attributable to AdCare Health Systems as it is attributed to the noncontrolling interest.

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

Gain on acquisitions was approximately $2,446,483 net of acquisition costs for the year ended December 31, 2010.

Summary

Loss before income taxes for the year ended December 31, 2010 was approximately $2,157,000 compared to a net income of approximately $523,000 for the year ended December 31, 2009, a decrease of approximately $2,680,000.

Income tax expense of approximately $42,567 for the year ended December 31, 2010, is related to the amortization of purchased goodwill under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net loss attributable to AdCare Health Systems for the year ended December 31, 2010, was approximately $2,744,000 compared to a net income for the year ended December 31, 2009, of approximately $440,000, a decrease of approximately $3,184,000 as a result of the items described above.

Liquidity and Capital Resources

Overview

We had net working capital as of December 31, 2010 of approximately $708,000 as compared to net working capital of approximately $2,856,000 for the year ended December 31, 2009, a decrease of approximately $2,148,000.  This decrease is primarily the result of our acquisition activities.

On November 14, 2008, we established a $100,000 line of credit with Huntington National Bank to assist with cash flow.  On March 26, 2010, our lender increased this line of credit to $200,000.  As of December 31, 2010, approximately $187,000 was used in operations of the Company.

We have established a $191,000 line of credit using funds from our non-qualified deferred compensation plan.  Members of this plan, which is only available to senior management, authorized the transfer of funds to establish the line of credit with interest accruing at 8%.  The funds are presently used in the operations of the Company.

Some of our properties are financed with loans secured by the Department of Housing and Urban Development (“HUD”).  These loans limit our use of the cash generated by the properties for purposes other than to fund the operations of the HUD financed property.  In January and July each year, we are permitted to withdraw cash from these properties if a calculation of cash flow determines that the properties have generated cash in excess of what is needed to fund the expenses of the property in the short term.  When the calculation indicates there is available cash, we withdraw the funds from the property and deposit them in an interest bearing checking account and hold them for future use in operations.  Of our unrestricted cash balance of approximately $3,911,000, there was approximately $1,070,000 of cash that was subject to these requirements representing approximately 27% of our unrestricted cash balance as of December 31, 2010.

On October 26, 2010, we entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $11,050,000 in principal amount of our Subordinated Convertible Notes, bearing 10.0% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.  On October 29, 2010, we entered into an amendment and joinder agreement to effectuate the sale of an additional $750,000 in principal amount of Notes.  The initial sale of $11,050,000 in principal amount of Notes occurred on October 26, 2010, and the subsequent sale of $750,000 in principal amount of Notes occurred on October 29, 2010.  The funds received in this financing were used for acquisitions and working capital.

Also on October 29, 2010, AdCare subsidiaries ADK Powder Springs Operators, LLC, ADK Lumber City Operator, LLC, ADK Jeffersonville Operator, LLC, ADK LaGrange Operator, LLC and ADK Thomasville Operator, LLC (collectively the “Borrowers”) entered into a Credit Agreement with a lender, Gemino Healthcare Finance, LLC, to provide a credit facility in the maximum amount of $5,000,000 limited by certain borrowing base restrictions.  In addition, certain minimum balances are required to be maintained through the initial term of the credit facility. Borrowing under the Credit Facility is not limited to use by the Borrowers and may be used for various business purposes.  The initial term of the Credit Facility shall expire on October 29, 2013. The Lender will make advances to the Borrowers from time to time in the form of revolving loans.  The aggregate amount of the revolving loans shall not exceed the maximum credit limit.  Initially, the Borrowers pledged their accounts receivable as collateral.  AdCare will have the ability to add additional subsidiaries to the credit facility subject to certain terms and conditions with the Lender.  Each revolving loan is subject to interest on the outstanding principal amount from the date made until such revolving loan is paid in full, at a rate per annum equal to the LIBOR Rate plus the Applicable Margin.  The Interest Rate on all amounts outstanding under the Credit Facility shall be adjusted daily based on the LIBOR Rate with a LIBOR Floor of 2.50% to 2.25% depending on the principal amount outstanding.  The Applicable Margin will be 4.75% to 5.00% depending on the principal amount outstanding.  The loan is subject to various fees.  Subsequently, on February 25, 2011, we joined five additional AdCare subsidiaries:  ADK Thunderbolt Operator, LLC, ADK Savannah Beach Operator, LLC, ADK Oceanside Operator, LLC, Attalla Nursing ADK, LLC, and Coosa Nursing ADK, LLC as additional borrowers in the Credit Agreement.  The additional borrowers increased the amount of credit available to us and the maximum amount of the credit facility increased to $7,500,000.  As of December 31, 2010, approximately $1,763,000 of the credit facility was used in the operations of the business.

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

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities, financing activities and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can take up to several months.  On average, accounts receivable were outstanding approximately 38 days before collection as of December 31, 2010 and 26 days as of December 31, 2009.  The status of accounts receivable collections is monitored very closely by our senior management.

Year ended December 31, 2010

Net cash used in operating activities for the year ended December 31, 2010 was approximately $1,216,000 consisting primarily of our net loss from operations less the noncash gain on acquisitions, and changes in working capital partially offset by other noncash charges; all primarily the result of routine operating activity.

Net cash used in investing activities for the year ended December 31, 2010 was approximately $14,364,000.  This is primarily the result of deposits for acquisitions and acquisitions of leases in Georgia and Alabama facilities, the purchase of the 50% noncontrolling interest in Community’s Hearth & Home and Hearth & Home of Urbana, and the purchase of additional equipment.

Net cash provided by financing activities was approximately $15,010,000 for the year ended December 31, 2010.  This is primarily the result of proceeds from the convertible debt issued in October 2010, and proceeds from the sale of stock.

Year ended December 31, 2009

Net cash provided by operating activities for the year ended December 31, 2009 was approximately $1,893,000 consisting primarily of our net income from operations, changes in working capital, and other noncash charges; all primarily the result of routine operating activity.

Net cash used in investing activities for the year ended December 31, 2009 was approximately $848,000.  This is primarily the result of purchases of additional equipment and an increase from restricted cash due certain released amounts.

Net cash provided by financing activities was approximately $2,170,000 for the year ended December 31, 2009, primarily as a result of proceeds from the debt and from the sale of stock partially offset by routine principal payments on existing loans.

Inflation

The resident fees that we receive from the properties that we own or lease and the management fees we receive from the facilities we manage for third parties are our primary sources of income.  This source of income is affected by the monthly rental rates and the occupancy rates.  The monthly rental rates are dependent on various factors including competition, market conditions and the locations of the properties.  We evaluate and prepare budgets for our properties on an annual basis.  At that time, we assess the impact of inflation on the operations of the properties, including but not limited to, budgeting increases for real estate taxes, utilities, employee expenses, food and supplies.  However, some factors are difficult to quantify, such as potential increases in employee expenses as a result of the current shortage of qualified nurses, and there can be no assurance that the resident rental rates will increase or that costs will not increase due to inflation or other causes.  We strive to be the provider of choice in each of our markets and to charge market or better than market rates.

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

On March 31, 2010, the Company obtained full control of its previously consolidated variable interest entities Community Hearth & Home and Hearth & Home of Urbana by acquiring the remaining 50% noncontrolling equity interests.  As such, these entities are no longer considered variable interest entities and are consolidated as wholly-owned subsidiaries.  See Note 17 to our Consolidated Financial Statements for additional information about the acquisition.

AdCare has evaluated its relationship with Riverchase Village ADK, LLC (Riverchase). Even though the Company does not have any equity interest in Riverchase, it was determined that Riverchase is a variable interest entity as it does not have sufficient equity at risk.  Given the related party relationship with the common shareholder and certain other variable interests with Riverchase, the Company determined that it is the primary beneficiary and consolidation of Riverchase is required.  As such, the Company initially consolidated Riverchase on June 25, 2010, the date of acquisition and initial operations.  See Note 18 to our Consolidated Financial Statements for more information on our variable interest entities.

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

Asset Impairment

We evaluate our property, equipment and other long-lived assets, other than goodwill and other indefinite lived intangibles, on an annual basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed such as significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property. The need to recognize impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

For goodwill and other indefinite lived intangibles, we perform an annual impairment test in the fourth quarter of each year or earlier if there are indications of potential impairment.

We have no assets recorded at fair value; however, our asset impairment analysis is consistent with the fair value measurements described in the accounting guidance for “Fair Value Measurements and Disclosures.”  We did not record any asset impairments in 2010 or 2009. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

Business Combinations

Effective January 1, 2009, we adopted the new accounting guidance on “Business Combinations” which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. During 2010, we expensed approximately $1,100,000 in acquisition costs related to the transaction discussed in Note 17 of the Consolidated Financial Statements. Under the business combination accounting guidance in effect prior to January 1, 2009, these costs were considered part of the purchase price and as such were capitalized, but effective January 1, 2009 the accounting guidance required these costs be expensed as incurred. Both the current and previous guidance require that we make certain valuations to determine the fair value of assets acquired and the liabilities assumed. These valuations are subject to retroactive adjustment during the twelve month period subsequent to the acquisition date. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.

Stock-Based Compensation

We recognize compensation cost for all share-based payments granted after January 1, 2006 on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the years ended December 31, 2010 and 2009, we recorded charges of approximately $840,000 and $364,000 in stock-based compensation, respectively. Stock- based compensation expense is a non-cash expense and such amounts are included as a component of payroll and related payroll costs or other operating expense based upon the classification of cash compensation paid to the related employees or nonemployees.

Income Taxes

We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $4,414,000 to reduce the deferred tax assets by the amount we believe is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant guidance found in the FASB codification, accounting for uncertainty in income taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Recent Accounting Pronouncements

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AdCare Health Systems, Inc.

Springfield, Ohio

We have audited the accompanying consolidated balance sheets of AdCare Health Systems, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and uncertainties.

/s/ BATTELLE & BATTELLE LLP

Dayton, Ohio

March 31, 2011

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2009
Current Assets:
Cash and cash equivalents	$ 3,911,140	$ 4,481,100
Restricted cash	1,047,454	721,142
Accounts receivable:
Long-term care resident receivables, net	10,943,963	1,929,951
Management, consulting and development receivables, net	271,224	124,761
Prepaid expenses and other	1,243,663	420,793
Total current assets	17,417,444	7,677,747

Restricted cash and investments	3,099,936	1,083,811
Property and equipment, net	37,606,301	16,445,028
Intangibles, net	16,159,845	1,189,307
Goodwill	2,679,482	2,679,482
Escrow deposits for acquisitions	1,725,086	-
Lease deposits	1,670,282	-
Other assets	2,600,530	1,104,046
Total assets	$ 82,958,906	$ 30,179,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 3,633,401	$ 707,935
Accounts payable	3,411,772	1,039,422
Accrued expenses	9,664,325	3,074,057
Total current liabilities	16,709,498	4,821,414

Notes payable and other debt, net of current portion	47,210,995	16,725,472
Derivative liability	2,905,750	-
Other liabilities	1,267,429	344,153
Deferred tax liability	255,141	212,574
Total liabilities	68,348,813	22,103,613

Commitments and contingencies (Note 12)	-	-

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
29,000,000 shares authorized; 8,349,197 and 5,628,007 shares issued and outstanding	26,611,870	17,571,801
Accumulated deficit	(12,548,870)	(9,805,249)
Total stockholders' equity	14,063,000	7,766,552
Noncontrolling interest in subsidiaries	547,093	309,256
Total equity	14,610,093	8,075,808
Total liabilities and stockholders' equity	$ 82,958,906	$ 30,179,421

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	December 31,
	2010	2009
Revenues:
Patient care revenues	$51,143,381	$24,834,831
Management, consulting and development fee revenue	2,093,334	1,856,269
Total revenue	53,236,715	26,691,100

Expenses:
Payroll and related payroll costs	32,390,302	15,371,150
Other operating expenses	18,313,705	7,998,158
Lease expense	2,907,530	628,829
Depreciation and amortization	1,277,939	918,851
Total expenses	54,889,476	24,916,988

(Loss) Income from Operations	(1,652,761)	1,774,112
Other Income (Expense):
Interest income	17,739	5,472
Interest expense	(2,372,299)	(1,209,926)
Gain on acquisitions, net of acquisition costs	2,446,483	-
Derivative loss	(343,144)	-
Loss on debt extinguishment	(228,203)	-
Other expense	(25,027)	(46,745)
Total other expense	(504,451)	(1,251,199)

(Loss) Income Before Income Taxes	(2,157,212)	522,913
Income Tax Expense	(42,567)	(42,567)
Net (Loss) Income	(2,199,779)	480,346
Net Income Attributable to Noncontrolling Interests	(543,842)	(40,063)
Net (Loss) Income Attributable to AdCare Health Systems	$(2,743,621)	$440,283

Net (Loss) Income Per Share, Basic:	$ (0.40)	$ 0.11
Net (Loss) Income Per Share, Diluted:	$ (0.40)	$ 0.09

Weighted Average Common Shares Outstanding,
Basic	6,879,651	4,113,150
Diluted	6,879,651	4,646,913
See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock
		Accumulated	and Additional	Noncontrolling
	Total	Deficit	Paid-in Capital	Interest

Balance, January 1, 2009:	$4,790,628	$(10,245,532)	$14,766,967	$269,193

Nonemployee warrants for services	15,908	-	15,908	-
Stock based compensation expense	320,414	-	320,414	-
Stock issuance – other	30,000	-	30,000	-
Private stock offering, net	2,438,512	-	2,438,512	-
Net income	480,346	440,283	-	40,063
Balance, December 31, 2009	$8,075,808	$(9,805,249)	$17,571,801	$309,256

Nonemployee warrants for services	129,892	-	129,892	-
Stock based compensation expense	818,765	-	818,765	-
Public stock offering, net	6,109,725	-	6,109,725	-
Exercises of options and warrants	331,100	-	331,100	-
Warrants issued with debt financing	400,587	-	400,587	-
Stock issued in connection with an acquisition	1,250,000	-	1,250,000	-
Purchase of minority interest	(306,005)	-	-	(306,005)
Net loss	(2,199,779)	(2,743,621)	-	543,842
Balance, December 31, 2010	$14,610,093	$(12,548,870)	$26,611,870	$547,093

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net (Loss) Income	$ (2,199,779)	$ 480,346

Adjustments to reconcile net (loss) income from continuing operations to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,277,939	918,851
Warrants issued for services	21,648	43,693
Stock based compensation expense	818,765	320,414
Provision for leases in excess of cash	201,816	-
Amortization of deferred financing costs	159,665	-
Amortization of debt discounts	330,535	-
Derivative loss	343,144	-
Loss on debt extinguishment	228,203	-
Deferred tax expense	42,567	42,567
Loss on disposal of assets	1,303	1,286
Gain on acquisitions	(2,739,949)	-
Provision for bad debts	259,445	190,825
Other noncash expenses	196,988	-
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(6,426,725)	114,740
Prepaid expenses and other	(737,153)	(110,546)
Other assets	6,797	(344,820)
Accounts payable and accrued expenses	7,176,833	(210,836)
Other liabilities	(178,233)	446,760
Net cash (used in) provided by operating activities	(1,216,191)	1,893,280

Cash flow from investing activities:
Change in restricted cash and investments	(134,378)	(275,078)
Escrow deposits for acquisitions	(1,725,086)	-
Lease deposits	(1,670,282)	-
Acquisitions	(9,693,418)	-
Purchase of property, plant and equipment	(1,140,748)	(573,168)
Net cash used in investing activities	(14,363,912)	(848,246)

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2010	2009
Cash flows from financing activities:
Proceeds from debt	$ 8,827,000	$ 2,196,338
Debt issuance costs	(1,134,938)	-
Change in line of credit	1,828,084	-
Exercise of warrants	331,100	-
Proceeds from stock issuances	6,109,725	2,468,512
Repayment on notes payable	(950,828)	(2,495,099)
Net cash provided by financing activities	15,010,143	2,169,751

Net Change in Cash	(569,960)	3,214,785

Cash, Beginning	4,481,100	1,266,315

Cash, Ending	$ 3,911,140	$ 4,481,100

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 1,953,926	$ 1,122,385

Supplemental Disclosure of Non-Cash Activities:
Acquisitions in exchange for debt and equity instruments	$ 28,914,021	$ -
Noncash change in fair value of property & equipment from acquisition	$ 750,287	$ -
Discounts on debt for bifurcated derivative and detachable warrants	$ 2,963,193	$ -

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AdCare Health Systems, Inc. and Subsidiaries (“AdCare” or “the Company”), is a developer, owner and manager of retirement communities, assisted living facilities, skilled nursing facilities and home health care services in the states of Ohio, Alabama and Georgia.  The Company manages 29 facilities, comprised of 20 skilled nursing facilities, 8 assisted living facilities and 1 independent living/senior housing facility, totaling approximately 2,500 units.  The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients.  The Company also operates a home health care business and provides consulting and management services to various long-term care providers.  As of December 31, 2010, of the total 29 facilities, the Company managed 8 facilities, owned 10 facilities and operated 11 facilities through long-term lease arrangements.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

Principles of Consolidation

The consolidated financial statements include the Company’s majority owned and controlled subsidiaries.  Variable interest entities (VIE’s) in which we have a variable interest have been consolidated as controlled subsidiaries when we are identified as the primary beneficiary.  All intercompany transactions and balances have been eliminated in consolidation.  For subsidiaries that are not wholly owned by the Company, the portions not controlled by the Company are presented as noncontrolling interests in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period.  Examples of significant estimates include allowance for doubtful accounts, contractual allowances for Medicare and Medicaid, deferred taxes, tax valuation allowance, fair value of derivative instruments, fair value of employee and nonemployee stock based awards, and impairment analysis of goodwill and other long-lived assets.  Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all unrestricted short-term investments with original maturities less than three months, which are readily convertible into cash, to be cash equivalents.  Certain cash, cash equivalents and investment amounts are restricted for specific purposes such as mortgage escrow requirements and reserves for capital expenditures on HUD-insured facilities, self-restricted cash for various group insurance charges, and other restricted investments held as collateral for other debt obligations.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company has certain restricted investments in debt instruments that are limited as to use by certain debt obligations. These investments are classified as held-to-maturity investments because the Company has the positive intent and ability to hold the securities until maturity.  Held-to-maturity investments are carried at amortized cost.  These restricted investments are classified as noncurrent assets given their related maturity dates and the restrictions required by the long-term debt obligations.

Patient Care Receivables and Revenues

Patient care accounts receivable and revenues for the Company are recorded in the month that services are provided. For private patients, accounts receivable with invoice dates greater than 30 days are considered delinquent and are charged interest of 1.5% per month.

The Company provides services to certain patients under contractual arrangements with third-party payors, primarily under the Medicare and Medicaid programs. Amounts paid under these contractual arrangements are subject to review and final determination by the appropriate government authority or its agent.  In the opinion of management, adequate provision was made in the consolidated financial statements for any adjustments resulting from the respective government authorities’ review.

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

Potentially uncollectible patient accounts are provided for on the allowance method based on management’s evaluation of outstanding accounts receivable at year-end and historical experience. For the years ended December 31, 2010 and 2009, management recorded an allowance for uncollectible accounts estimated at approximately $306,000 and $156,000, respectively increased due to the growth in revenue.

Management, Consulting and Development Fee Receivables and Revenue

Management, consulting and development fee receivables and revenue are recorded in the month that services are provided. For the years ended December 31, 2010 and 2009, management recorded an allowance for uncollectible accounts estimated at approximately $120,000.

Leases and Leasehold Improvements

At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or capital lease.  At December 31, 2010, all of the Company’s 11 leased facilities are accounted for as operating leases.  The Company records rent expense for operating leases that contain scheduled rent increases on a straight-line basis over the term of the lease.  The lease term is also used to provide the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potentially dilutive securities, such as options, warrants, and nonvested shares outstanding during the period.  Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value.  The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities.  Due to the net losses attributable to AdCare Health Systems, Inc. for the year ended December 31, 2010, no potentially dilutive securities have been included in the diluted earnings per share calculation because they would automatically result in anti-dilution.

Deferred Financing Costs

The Company records deferred financing costs associated with debt obligations.  Costs are amortized over the term of the related debt using the straight-line method and are reflected as interest expense.  The straight-line method yields results substantially similar to those that would be produced under the effective interest rate method.

Intangible Assets and Goodwill

Intangible assets consist of finite lived and indefinite lived intangibles.  The Company’s finite lived intangibles consist of favorable leases and lease acquisition costs.  Finite lived intangibles are amortized over their estimated useful lives.  For the Company’s lease related intangibles, the estimated useful life is based on the terms of the underlying facility leases, currently averaging approximately 10 years.  The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present.

The Company’s indefinite lived intangibles consist primarily of values assigned to bed licenses obtained through business acquisitions.  The Company does not amortize goodwill or indefinite lived intangibles.  On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill, by performing an annual impairment test.  The Company performs its annual test for impairment during the fourth quarter of each year. There have been no required impairment adjustments to intangible assets and goodwill during 2010 or 2009.

Of the Company’s total consolidated goodwill of $2,679,482, $1,773,628 is allocated to the Home Health segment and $905,854 is allocated to the ALF segment.  Intangible assets consist of the following:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Bed Licenses	$ 7,309,307	$ -	$ 7,309,307	$1,189,307	$ -	$ 1,189,307
Lease Rights	9,020,018	(169,480)	8,850,538	-	-	-
Totals	$ 16,329,325	$ (169,480)	$ 16,159,845	$1,189,307	$ -	$ 1,189,307

Amortization expense was $169,480 for 2010.  No amortization expense was recorded in 2009.  Estimated amortization expense for each of the future years ending December 31 is as follows:

2011	$ 884,790
2012	884,790
2013	884,790
2014	884,790
2015	884,790
Thereafter	4,426,588
$ 8,850,538

 NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

An asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  Deferred tax assets are also recognized for the future tax benefits from net operating loss and other carryforwards.  A valuation allowance is provided if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  In evaluating the need to record or continue to reflect a valuation allowance, all items of positive evidence and negative evidence are considered.

The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating uncertain tax positions.  The Company recognizes a tax benefit only if it is more likely than not that a particular tax position will be sustained upon examination or audit.  In general, the Company’s tax returns filed for the 1996 through 2010 tax years are still subject to potential examination by taxing authorities.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, restricted investments, and accounts receivable.  Cash and cash equivalents, restricted cash and restricted investments are held with various financial institutions.  From time to time, these balances exceed the federally insured limits.  These balances are maintained with high quality financial institutions which management believes limits the risk.

Accounts receivable are recorded at net realizable value.  The Company performs ongoing evaluations of its residents and significant third-party payers with which they contract, generally not requiring collateral.  Management believes that credit risk with respect to accounts receivable is limited based on the stature and diversity of the third-party payers with which they contract.  The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential losses.

Delinquent accounts receivable are charged against the allowance for doubtful accounts once likelihood of collection has been determined.  Accounts receivable are considered to be past due and placed on delinquent status based on contractual terms, as well as how frequently payments are received, on an individual account basis.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major improvements are capitalized. Depreciation commences when the assets are placed in service.  Maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets.  The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

Advertising costs are expensed as incurred.  Advertising costs for the years ended December 31, 2010 and 2009 were approximately $425,700 and $319,100, respectively.

Stock Based Compensation

Stock based compensation for employee awards is measured at the grant date based on the fair value of the awards and is recognized as compensation expense over the requisite service period only for those awards that are expected to vest.  Restricted stock awards are based on the stock price on the date of grant.  The Company estimates the value of stock options and employee warrants using the Black-Scholes option-pricing model.

The Company issues warrants to non-employees from time to time for various services.  The Company estimates the value of warrants using the Black-Scholes option-pricing model.

Fair Value Measurements and Financial Instruments

Accounting guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are defined as follows:

Level 1

 - Quoted market prices in active markets for identical assets or liabilities

Level 2

 - Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3

 - Unobservable inputs

The respective carrying value of certain financial instruments approximated their fair value.  These instruments include cash and cash equivalents, restricted cash and investments, accounts receivable, notes payable and other debt, accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values, they are receivable or payable on demand, or the interest rates earned and/or paid approximate current market rates.

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Company generally does not use derivative instruments to hedge exposures to certain risks.  However, the Company has entered into a convertible debt agreement with a conversion feature that is not afforded equity classification and embodies risks that are not clearly and closely related to the host debt agreement.  As such, this conversion feature is an embedded derivative instrument that is required to be bifurcated from the debt instrument and reported separately as a derivative liability at fair value.

The Company estimates the conversion feature derivative instrument by using the Black-Scholes option-pricing model because it embodies the requisite assumptions necessary to estimate the fair value of this instrument.  Changes in fair value of this derivative instrument are reported in the statement of operations.

Recently Adopted Accounting Pronouncements

On January 1, 2010, the Company adopted FASB Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 revises consolidation guidance applicable to variable interest entities (VIE’s) and requires additional disclosure regarding an enterprise’s continuing involvement with VIE’s.  ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is controlled through other means than voting (or similar rights) should be consolidated.  Upon adoption, the Company evaluated the impact of ASU 2009-17 and determined that it did not change the Company’s prior consolidation considerations for existing VIE relationships.  As such, the initial adoption of ASU 2009-17 did not have an effect on the accompanying consolidated financial statements.  During 2010, the Company has a new VIE relationship that required consolidation and additional disclosure under the new guidance in ASU 2009-17.  See Note 18 for additional information about the Company’s VIE’s.

Reclassifications

Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  At December 31, 2010, the Company has an accumulated deficit of $12,548,870.  The Company incurred a net loss attributable to the Company of approximately $2,744,000 and achieved net income attributable to the Company of approximately $440,000 for the years ended December 31, 2010 and 2009, respectively.  The company has working capital of approximately $708,000 at December 31, 2010.  The Company’s ability to sustain profitable operations is dependent on continued growth in revenue and controlling costs.

Management’s plans for sustaining liquidity and profitability in future years encompass the following:

•

increase facility occupancy.

•

add additional management contracts.

•

acquire existing cash flowing operations to expand our operations and branch out into other related areas of business.

NOTE 2.

LIQUIDITY AND PROFITABILITY (continued)

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and sustain profitability.  However, there can be no assurance that such events will occur.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.

SEGMENTS

In 2010, we organized our operating businesses into four business units based upon the services provided.  We re-evaluated our reportable segments based upon the growth of the organization, our internal reporting, and how our chief operating decision maker evaluates performance and allocates resources.  Segment information for 2009 has been revised from previously reported information to reflect the current presentation. A description of the new reportable segments is provided below.

For the years ended December 31, 2010 and 2009, the Company is reporting in four segments:  skilled nursing facilities (SNF), assisted living facilities (ALF), home based care (Home Health), and Management, Development and Corporate.  The SNF and ALF segments provide services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The Home Health segment provides home health care services to patients while they are living in their own homes.  The Management, Development and Corporate segment engages in the management of facilities, developmental work on new projects and accounting services.  All the Company’s revenues and assets are within the United States.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating income (loss) excludes interest expenses and other non-operating income and expenses.

Amounts in 000’s
	SNF	ALF	Home Health	Management, Development & Corporate	Total
Year to Date December 31, 2010
Net Revenue	$40,427	$8,270	$2,446	$2,094	$53,237
Payroll & Associated Costs	21,848	4,131	1,910	4,501	32,390
Other Operating Expenses	15,317	2,883	460	(346)	18,314
Lease Expense	2,908	-	-	-	2,908
Depreciation & Amortization	585	554	16	123	1,278
Operating Income (Loss)	$(231)	$702	$60	$(2,184)	$(1,653)
Total Assets	$50,482	$22,597	$2,320	$7,560	$82,959
Capital Spending	$510	$347	$9	$275	$1,141

Year to Date December 31, 2009
Net Revenue	$14,369	$7,411	$3,055	$1,856	$26,691
Payroll & Associated Costs	6,923	3,385	2,171	2,892	15,371
Other Operating Expenses	5,464	2,357	373	(196)	7,998
Lease Expense	629	-	-	-	629
Depreciation & Amortization	295	508	11	105	919
Operating Income (Loss)	$1,058	$1,161	$500	$(945)	$1,774
Total Assets	$8,307	$15,021	$2,653	$4,198	$30,179
Capital Spending	$269	$186	$40	$78	$573

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated
	Useful	December 31,
	Lives (Years)	2010	2009
Buildings and improvements	5 to 40	$33,748,211	$15,989,300
Equipment	2-10	3,954,391	3,084,940
Land	-	4,719,390	2,945,928
Furniture and fixtures	2-5	489,686	689,090
Construction in process	-	196,589	66,773
		43,108,267	22,776,031
Less: accumulated depreciation		5,501,966	6,331,003
		$37,606,301	$16,445,028

For the years ended December 31, 2010 and 2009 depreciation expense was approximately $1,108,500 and $899,500 respectively.

NOTE 5.

RESTRICTED CASH AND INVESTMENTS

The following is a reconciliation of the Company’s various restricted cash, escrow deposits and investments as of December 31:

	2010	2009
HUD escrow deposits	$ 336,993	$ 271,993
Funds held in trust for residents	113,835	102,541
Self-restricted cash	596,626	346,608
Total current portion	1,047,454	721,142
HUD reserves for capital improvements	1,035,851	1,083,811
Restricted investments for other debt obligations	2,064,085	-
Total noncurrent portion	3,099,936	1,083,811

Total restricted cash and investments	$ 4,147,390	$ 1,804,953

The Regulatory Agreements established with the financing secured through the Department of Housing and Urban Development (HUD) for 7 of the Company’s facilities require monthly escrow deposits for taxes, insurance and replacement of project assets.

During 2010, the Company’s consolidated variable interest entity entered into a bond agreement that sets forth requirements for a project fund and a debt service reserve fund.  For the year ended December 31, 2010, the balance of these funds was $482,000 and is included as noncurrent restricted investments.

In addition, mortgages obtained for 2 new facilities in 2010 required certificates of deposit to be held as collateral in the amount of $1,582,000 as reflected in noncurrent restricted investments.  The certificates of deposit are required to be held to maturity through October 2015 and will automatically renew if the lender continues to require them as collateral.

Self-restricted cash is set aside for group health insurance and worker’s compensation premiums.

NOTE 5.

RESTRICTED CASH AND INVESTMENTS (continued)

In the State of Ohio, nursing homes are required to maintain a savings account for the use of the residents to deposit their personal funds.  The Company maintains such accounts for their nursing home residents with an offsetting liability as these funds are payable to the residents on demand.  For the years ended December 31, 2010 and 2009, the balance in these accounts was approximately $86,400 and $63,800, respectively.  Other funds held in trust for residents include security deposits required at certain facilities.  For the years ended December 31, 2010 and 2009, the balance for security deposits was approximately $27,400 and $38,700, respectively.

NOTE 6.  ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31:

Amounts in 000’s
	2010	2009
Accrued Payroll Related	3,386	870
Accrued Employee Benefits	1,405	666
Real Estate & Other Taxes	761	529
Other Accrued Expenses	4,112	1,009
Accrued expenses	9,664	3,074

NOTE 7.

NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

	December 31, 2010	December 31, 2009
Lines of credit	$ 1,950,132	$ 49,687
Mortgage notes payable	32,378,012	17,019,751
Bonds payable, net of discount	6,165,553	-
Convertible debt, net of discount	9,379,761	-
Other debt	970,938	363,969
Total notes payable and other debt	50,844,396	17,433,407
Less current portion of notes payable and other debt	3,633,401	707,935
Notes payable and other debt, net of current portion	$ 47,210,995	$16,725,472

The following is a summary of the scheduled maturities as of December 31, 2010 for each of the next five years and thereafter:

2011	$ 3,633,401
2012	884,063
2013	12,530,343
2014	738,442
2015	781,387
Thereafter	34,896,446
53,464,082
Less: unamortized discounts	(2,619,686)
$ 50,844,396

NOTE 7.

NOTES PAYABLE AND OTHER DEBT (continued)

Lines of Credit

Corporate Revolving Line of Credit

In March 2010, the Company increased its line of credit with Huntington National Bank from $100,000 to $200,000.  It is a revolving line of credit with a variable interest rate of the LIBOR rate plus 3.25%.  As of December 31, 2010 the rate was 3.511% and the balance payable on the line of credit was approximately $187,200.

Gemino Revolving Line of Credit

In October 2010, 5 of the Company’s subsidiaries (the “Borrowers”) entered into a Credit Agreement (the “Agreement”) with Gemino Healthcare Finance, LLC, (the “Lender”) to provide a credit facility (the “Credit Facility”) in the maximum amount of $5,000,000 limited by certain borrowing base restrictions.  Borrowing under the Credit Facility is not limited to use by the Borrowers and may be used by the Company for various business purposes.  The initial term of the Credit Facility shall expire on October 29, 2013.  The credit facility requires a lockbox arrangement which provides for all receipts of the borrowers to be automatically swept to reduce borrowings outstanding.  This arrangement, combined with the existence of a subjective acceleration clause, necessitates the revolving credit facility to be classified as a current liability on the consolidated balance sheet.  At December 31, 2010, management believes that there are no adverse changes that would trigger the subjective acceleration clause and that the Company will continue to borrow on the credit facility over the term of the agreement.  At December 31, 2010, the balance outstanding was approximately $1,763,000.

The Lender will make advances to the Borrowers from time to time in the form of revolving loans.  The aggregate amount of the revolving loans shall not exceed the maximum credit limit.  Initially, the Borrowers pledged as collateral their accounts receivable.  The Company will have the ability to add additional subsidiaries to the credit facility subject to certain terms and conditions with the Lender.  Each revolving loan is subject to interest on the outstanding principal amount thereof from the date made until such revolving loan is paid in full, at a rate per annum equal to the LIBOR rate plus the Applicable Margin (together, the "Interest Rate").  The Interest Rate on all amounts outstanding under the Credit Facility shall be adjusted daily based on the LIBOR rate with a LIBOR Floor of 2.50% to 2.25% depending on the principal amount outstanding.  The Applicable Margin will be 5.00% to 4.75% depending on the principal amount outstanding.  The loan is subject to various fees including but not limited to the following:

•

A one time commitment fee of $50,000 paid to Lender.

•

An early termination fee of two percent (2.0%), if such early termination occurs on or prior to the first anniversary of the date of the Agreement; one percent (1.0%) if such early termination occurs after the first anniversary date of the Agreement but on or prior to the second anniversary of the date of this Agreement; and no Termination Fee shall be due if such early termination occurs after the second anniversary of the date of this Agreement.

•

An unused line fee equal to one-half percent (0.5%) per annum of the unused portion of the Credit Facility.

•

A collateral monitoring fee equal to one-half percent (0.5%) per annum of the average daily outstanding balance of the Revolving Loans during each month.

Borrowing under the Credit Facility is limited to 85% of certain eligible accounts receivable of the Borrowers.  The initial borrowing limit established by the lender at closing was approximately $1,300,000.  The borrowing limit is reevaluated monthly based on the collateral provided by the accounts receivable of the Borrowers.  Conditions of the Agreement require the Borrowers to pay interest on a minimum balance of $1,000,000 through October 2011 and $2,000,000 thereafter.  The Credit Facility is secured by substantially all assets of the Borrowers and is guaranteed by the Company.  Certain other financial covenants apply of which the Company was in compliance at December 31, 2010.

NOTE 7.

NOTES PAYABLE AND OTHER DEBT (continued)

Mortgage Notes

For 7 facilities, the Company has mortgage notes payable insured by HUD with a financial institution that totaled approximately $15,951,000 at December 31, 2010.  The combined HUD mortgage notes require monthly principal and interest payments of approximately $108,000.  At December 31, 2010, the weighted average interest rate for these notes is approximately 6.82%.  The notes mature at various dates starting in 2027 through 2044.    The notes have various restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement.  The notes all have prepayment penalties.  There have been no changes to the HUD mortgage notes in 2010.

During 2010, the Company acquired 2 new facilities through the issuance of mortgage notes payable insured 70% by the USDA with a financial institution for a total amount of $15,820,000 that mature in 2035.  At December 31, 2010, the outstanding balance was approximately $15,774,000.  The combined USDA mortgage notes require monthly principal and interest payments of approximately $98,000 adjusted quarterly with a variable interest rate of prime plus 1.5% with a floor of 5.5%.  Deferred financing costs incurred on these loans amounted to approximately $303,000 and are being amortized to interest expense over the life of the notes.  In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion.  The loans have prepayment penalties of 10% through 2011 declining by 1% each year capped at 1% for the remainder of the term.  The loans have certain financial covenants of which the Company was in compliance at December 31, 2010.

The remainder of the mortgage notes balance relate to first and second mortgages with a financing institution on the Company’s corporate headquarters with a combined balance of approximately $654,000 at December 31, 2010.  The first mortgage requires fixed monthly payments of approximately $3,000 plus interest at LIBOR plus 3.00% maturing in 2017.  The second mortgage requires monthly payments of principal and interest of approximately $17,000 at a variable interest rate of prime plus 1.50% maturing in 2013.

Bonds Payable

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

Proceeds obtained were net of original issue discounts of $204,811.  At December 31, 2010, the unamortized discount was $199,447 resulting in the amortization of the discount to interest expense of $5,364.  This discount is being amortized over the term of the bonds.

NOTE 7.

NOTES PAYABLE AND OTHER DEBT (continued)

Bonds Payable (continued)

The bonds are subject to certain covenants and a mandatory sinking fund redemption requirement.  Portions of the proceeds were required to be held in trust including an amount of $300,000 for a debt service reserve fund and $326,000 for a project fund for various capital improvements to the facility.  The debt service fund and the project fund are reflected as restricted cash and investments in the accompanying consolidated balance sheet.  The following is a summary of the mandatory redemption and sinking fund requirements for each of the next five years and thereafter:

2011	$ -
2012	$ 75,000
2013	$ 75,000
2014	$ 85,000
2015	$ 90,000
Thereafter	$ 6,040,000
$ 6,365,000

Debt with Detachable Warrants

On September 30, 2010, the Company entered into a financing agreement for a promissory note up to a maximum of $3,500,000 bearing interest at 10% per annum plus a maximum of 350,000 warrants to purchase common stock of the Company.  The Company received proceeds of $3,345,000 net of financing costs. Proceeds from this financing agreement were used in the Alabama Nursing Home Acquisitions (see Note 20).  The promissory note was subsequently refinanced on October 26, 2010 with a portion of the proceeds obtained from a convertible debt issuance.  The warrants continued to be outstanding and exercisable after the refinancing of the promissory note.  At the time of the refinancing, the Company had recognized approximately $106,000 of amortization of discounts to interest expense and $228,203 as loss on the extinguishment of debt primarily related to the unamortized portion of the discounts.

A portion of the proceeds obtained was allocated to the warrants issued based on their estimated grant date fair value of $0.91 per share with an offsetting discount issued on the promissory note.  The total fair value of the warrants issued was approximately $318,500 (net of approximately $24,000 stock issuance costs).The warrants are exercisable at $4.13 per share and expire on October 1, 2013.  Additionally, the Company issued to the placement agent 116,900 additional warrants exercisable at $4.13 per share for a total value of approximately $106,000.

Also, the Company will pay the placement agent, in cash, an amount equal to 6% of the cash received by the Company, from time to time, upon the exercise of each warrant.

Convertible Debt Issuance

On October 26, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers an aggregate of $11,050,000 in principal amount of the Company’s Subordinated Convertible Notes (the “Notes”), bearing 10.0% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.  On October 29, 2010, the Company entered into an amendment and joinder agreement to effectuate the sale of an additional $750,000 in principal amount of Notes.  The initial sale of $11,050,000 in principal amount of Notes occurred on October 26, 2010, and the subsequent sale of $750,000 in principal amount of Notes occurred on October 29, 2010.  The notes mature in October 2013.

NOTE 7.

NOTES PAYABLE AND OTHER DEBT (continued)

Convertible Debt Issuance (continued)

The Notes are convertible into shares of common stock of the Company at a current conversion price of $4.13 that is subject to future reductions if the Company issues equity instruments at a lower price.  Since there is no minimum conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed that was required to be bifurcated from the Notes and accounted for separately as a derivative liability recorded at fair value (see Note 14).  At the time of initial measurement, the derivative had an estimated fair value of $2,562,606 resulting in a discount on the Notes.  The discount is being amortized over the term of the Notes.  At December 31, 2010, the unamortized discount on the Notes was $2,420,239 resulting in the amortization of the discount to interest expense of $142,367.

Other Debt

The Company has a number of other miscellaneous subordinated debt agreements that mature primarily in 2011.  The majority of the balance relates to seller notes associated with the Company’s current year acquisitions.

NOTE 8.  COMMON STOCK

In December, 2009, at a special shareholder meeting, shareholders approved the sale of 1,382,500 shares of stock and warrants in a private offering of the Company’s stock.  The offering consisted of Units with each Unit containing one share of the Company’s common stock and one five-year warrant to purchase an additional share of common stock at $2.38 per share (adjusted for stock dividend).  As a result, 1,382,500 new shares of common stock and 1,382,500 warrants were issued.  Gross proceeds of the private sale were $2,765,000.  Proceeds, net of the underwriter’s expenses, were approximately $2,439,000.

On June 4, 2010, the shareholders voted to amend the articles of incorporation to increase the number of authorized shares of common stock from 14,500,000 shares to 29,000,000 shares and to increase the number of authorized shares of preferred stock from 500,000 shares to 1,000,000 shares.  The amendments were effective in the second quarter of 2010.

On June 30, 2010, the Company closed a public stock offering of 1,714,286 shares of common stock at a gross price of $3.50 per share.  The Company received net proceeds of approximately $5,376,000 after deducting underwriting discounts, commissions, legal fees and other offering-related expenses payable by the Company.  AdCare granted a 30-day option to the underwriter to purchase up to an additional 15% of the shares offered, or 257,143 shares, to cover over-allotments, if any.  On August 4, 2010, the underwriter exercised their overallotment option to purchase an additional 225,400 shares of common stock at a discounted price of $3.255 per share, resulting in net proceeds to the Company of approximately $734,000.

On August 11, 2010, the board of directors declared a 5% stock dividend to be issued on October 15, 2010 based on the shareholders of record at the close of business on September 30, 2010.  As the Company is in a deficit position, there is no recorded impact to the reported amounts of stockholders’ equity in the accompanying consolidated balance sheet.  All references to the number of common shares and per-share amounts included in these consolidated financial statements are restated based on the increased number of shares giving retroactive effect to the stock dividend to prior year amounts.

NOTE 9.

STOCK BASED COMPENSATION

The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Employee compensation:
Stock options	$ 35,477	$ 20,892
Employee warrants	327,708	258,106
Restricted stock	455,580	41,416
Total Employee Compensation Expense	$ 818,765	$ 320,414

Non-employee compensation:
Warrants	$ 236,138	$ 43,693
Less: Deferred financing & prepaid services	(236,138)	-
Amortization of prepaid services	21,648	-
Total Nonemployee Compensation Expense	$ 21,648	$ 43,693

The Company uses the Black-Scholes option-pricing model for estimating the fair values of employee share options, employee and nonemployee warrants and similar instruments with the following key assumptions:

Expected Dividend Yield:  The Company has not historically paid dividends and does not expect to pay dividends in the near future.  As such, there is no expected dividend yield.

Expected Volatility:  The Company estimates the expected volatility factor using a mix of the Company’s historical stock price volatility and the weighted-average historical volatility of similar companies within the industry whose stock prices are publicly available.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options and warrants being valued.

Expected Term:  The Company currently uses a simplified method for calculating the expected term based on the vesting and contractual expiration dates.

Employee Stock Options

The Company has two active employee stock option plans.  The 2004 plan expires on March 31, 2014 and provides for a maximum of 126,000 shares of common stock to be issued.  The 2005 plan expires on September 30, 2015 and provides for a maximum of 525,000 shares of common stock to be issued.  Both plans permit the granting of incentive or nonqualified stock options.  The Plans are administered by the Board of Directors who has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.

Under the 2004 plan, the Company granted 114,200 options, primarily incentive stock options, with a weighted-average fair value estimated at $0.36 per share.  The options vested 40% on the date of grant and 20% for each of the three years from the date of grant.  Each vested portion is exercisable for 5 years after vesting and the exercise price per share was equal to the fair market value on the grant date.

NOTE 9.

STOCK BASED COMPENSATION (continued)

Employee Stock Options (continued)

Under the 2005 plan, in May 2007, the Company granted 199,000 options, primarily incentive stock options, with a weighted-average fair value estimated at $0.58 per share.  The stock options vested 20% on the date of grant and 20% for each of the 4 years from the date of grant.  Each vested portion is exercisable for 5 years after vesting and the exercise price per share was equal to the fair market value on the grant date.  During 2010, the Company granted an additional 25,000 options under this plan with a weighted-average fair value estimated at $1.56.  Options granted under this plan begin to expire in May 2012.

The following summarizes the Company’s stock option activity for the period ending December 31, 2010:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2010	219,080	$1.67
Stock Dividend	8,924	$1.58
Granted	25,000	$4.13
Exercised	(18,400)	$2.36
Forfeited	(15,760)	$1.56
Expired	(6,440)	$2.38
Outstanding at December 31, 2010	212,404	$1.88	3.4 years	$ 434,219
Exercisable at December 31, 2010	166,169	$1.74	2.7 years	$ 361,038

At December 31, 2010 the Company has approximately $45,000 of unrecognized compensation expense related to outstanding stock options.  Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 0.85 years.  The total intrinsic value of options exercised during 2010 was $29,440.

Employee Common Stock Warrants

In addition to the Company’s stock option plans, from time to time as determined by the Board of Directors, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company.  The Board of Directors administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.

In November 2007, the Board recommended a new warrant incentive plan (the “Incentive Plan”) and, at a special meeting of shareholders held on August 15, 2008, the Company’s shareholders approved the issuance of warrants to purchase up to 1,092,305 shares of the Company’s common stock to certain officers and directors of the Company.

The warrants issued in connection with the incentive plan are exercisable for a period of 10 years and vest equally over a period of five years.  The exercise price per share of the warrants vesting in calendar years 2008, 2009 and 2010 was $1.15, $2.14, and $2.85, respectively.  The weighted-average fair value of the warrants vesting in 2008-2010 was estimated at $0.94 per share.

NOTE 9.  STOCK BASED COMPENSATION (continued)

Employee Common Stock Warrants (continued)

In December 2009, shareholders approved modifying the Incentive Plan warrants scheduled to vest in 2011 so that the exercise price is fixed at $3.80 per share.  Subsequently, the Company granted 171,378 warrants with a fair value estimated at $1.05 per share.  One third of the warrants vested in December 2009 with the remaining scheduled to vest equally in December 2010 and December 2011.  The warrants are exercisable until the term expires in August 2018.  In addition, shareholders approved eliminating the Incentive Plan warrants scheduled to vest in 2012 and approved issuing 171,378 shares of the Company’s common stock to certain officers and directors with a one year restriction on transfer.

In September 2009, the company granted 300,000 warrants to its Vice Chairman and Chief Acquisitions Officer.  One third of the warrants vested on the grant date with an exercise price of $2.85 per share and the remaining two thirds vest equally in 2010 and 2011 with exercise prices of $3.80 and $4.75, respectively.  The Company estimated the weighted average fair value at $0.97 per share.  The warrants expire in September 2017.

In December 2009, the Company granted 125,000 warrants to members of senior management with a fair value estimated at $0.97 per share.  The warrants have a term of 5 years and an exercise price of $2.85 per share.  One third of the warrants vested in December 2009 with the remaining two thirds scheduled to vest equally in December 2010 and December 2011.  The warrants are exercisable until the term expires in December 2014.

The significant assumptions used to estimate the fair value of employee common stock warrants granted using the Black Scholes option-pricing model is as follows:

2009
Dividend Yield	0.0%
Expected Volatility	48.0%
Risk-Free Interest Rate	2.53%
Expected Term	7 years

There were no employee common stock warrants granted during 2010.

The following summarizes the Company’s employee common stock warrant activity for the period ending December 31, 2010:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2010	1,311,539	$2.22
Stock Dividend	61,401	$2.22
Granted	-	-
Exercised	(40,000)	$2.38
Forfeited	(43,528)	$2.13
Cancelled or Modified	-	-
Expired	-	-
Outstanding at December 31, 2010	1,289,412	$2.22	6.4 years	$2,254,861
Exercisable at December 31, 2010	969,462	$2.21	6.4 years	$1,639,454

The Company has approximately $46,000 of unrecognized compensation expense related to these warrants as of December 31, 2010.  Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings in 2011.  The total intrinsic value of options exercised during 2010 was $60,800.

NOTE 9.

STOCK BASED COMPENSATION (continued)

Restricted Stock

In December 2009, shareholders approved eliminating the incentive plan warrants scheduled to vest in 2012 and approved issuing 171,378 shares of the Company’s common stock with a one year restriction on transfer to certain directors and members of management.  The restricted stock is subject to forfeiture if the recipient is not a director or employed by the Company at the end of the one year restriction.  The Company determined the fair value of the restricted stock to be equal to the grant date stock price of $2.90.  The related compensation expense is being recognized over the one year restricted period.

The following summarizes the Company’s restricted stock activity for the period ending December 31, 2010:

	Number	Weighted Avg.
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	171,378	$2.90
Stock Dividend	8,569	$2.90
Granted	-	-
Vested	(179,947)	$2.90
Forfeited	-	-
Nonvested at December 31, 2010	-	-

At December 31, 2010, the Company has no unrecognized compensation expense related to restricted stock.  The total fair value of restricted shares vested during 2010 was $685,600.

Nonemployee Common Stock Warrants

During 2009 and 2010, the Company granted various awards to nonemployees in connection with stock offerings and other financing arrangements for various financing related services with a weighted-average per share fair value estimated at $1.42 and $0.91, respectively.  The warrants have terms between 3-5 years and vested immediately at grant.

The significant assumptions used to estimate the fair value of nonemployee common stock warrants granted using the Black Scholes option-pricing model is as follows:

	2010	2009
Dividend Yield	0.0%	0.0%
Expected Volatility	60.0%	48.0%
Risk-Free Interest Rate	.49%	2.53%
Expected Term	1.7 years	3.4 years

NOTE 9.

STOCK BASED COMPENSATION (continued)

The following summarizes the Company’s non-employee common stock warrant activity for the period ending December 31, 2010:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2010	500,000	$1.79
Stock Dividend	16,008	$1.97
Granted	291,900	$3.90
Exercised	(118,740)	$1.42
Forfeited	(16,094)	$1.90
Outstanding at December 31, 2010	603,074	$2.92	2.9 years	$650,141
Exercisable at December 31, 2010	603,074	$2.92	2.9 years	$650,141

For the years ended December 31, 2010 and 2009, the Company recognized approximately $21,648 and $43,693, respectively, of related nonemployee compensation expense.  During 2010, the Company deferred approximately $236,000 in nonemployee compensation expense related to deferred financing costs and prepaid services.  Of this amount, $21,648 was amortized as nonemployee compensation expense during 2010 with approximately $108,000 unrecognized as of December 31, 2010 with a remaining recognition period of 0.75 years.  For the remainder, approximately $6,000 was from the amortization of the deferred financing costs to interest expense with approximately $100,000 unrecognized as of December 31, 2010 with a remaining recognition period of 2.75 years.

NOTE 10.

COMMON STOCK WARRANTS

A summary of the status of the Company’s common stock warrants as of December 31, 2010 and December 31, 2009 is presented below:

	December 31,
	2010	2009
Beginning balance	2,788,500	1,406,000
Stock Dividend	139,425	-
Issued	350,000	1,382,500
Exercised	-	-
Expired	-	-
Ending balance	3,277,925	2,788,500

In connection with the Company’s private sale of stock and warrants in December 2009 (see Note 8), the Company issued 1,382,500 warrants.  The warrants have an exercise price of $2.38 per share and expire in December 2014.

In December 2009, shareholders approved amending the 1,406,000 warrants issued in November 2006 in connection with the Company’s initial public offering.  The amendments included reducing the exercise price from $5.40 to $2.50 (now adjusted to $2.38 as a result of the stock dividend), extending the expiration date from November 2011, to December 2014, and adding a callable option that will allow the Company to call for repurchase of all, or any portion of, the warrants for $.10 per warrant provided that (i) the common stock underlying the warrants is registered and (ii) the common stock trades at or above $6.00 per share for ten consecutive trading days during which the average daily volume for the ten day period is at least 40,000 shares.  The callable feature has been accounted for in accordance with ASC 480-10-25, “Distinguishing Liabilities from Equity”.  The Company has determined that since the warrants will be redeemed only upon the occurrence of conditional events, the call option does not meet the definition of a mandatorily redeemable financial instrument in ASC 480-10-25 and, therefore, no liability has been recorded.

NOTE 10.

COMMON STOCK WARRANTS (continued)

However, the call option will be assessed at each reporting period to determine whether circumstances have changed such that the instrument now meets the definition of a mandatorily redeemable instrument (that is, the call option is no longer conditional). If conditions have occurred or have become certain to occur, the financial instrument will be reclassified as a liability.

On September 30, 2010, the Company entered into a financing arrangement for a promissory note up to a maximum of $3,500,000 bearing interest at 10% per annum plus a maximum of 350,000 warrants to purchase common stock of the Company (see Note 7).  The Warrants are exercisable at $4.13 per share and expire on October 1, 2013.

NOTE 11.

INCOME TAXES

The provision for income taxes attributable to continuing operations for the years ended December 31, 2010 and December 31, 2009 is presented below.

	December 31,
	2010	2009
Current Tax Expense (Benefit):
Federal	$ -	$ -
State	-	-
	-	-
Deferred Tax Expense (Benefit):
Federal	42,567	42,567
State	-	-
	42,567	42,567
Total income tax expense (benefit)	$ 42,567	$ 42,567

At December 31, 2010 and 2009, the tax effect of significant temporary differences representing deferred tax assets are as follows:

	December 31,
	2010	2009
Net current deferred tax asset:
Allowance for doubtful accounts	$ 144,757	$ 92,376
Accrued expenses	373,500	130,539
	$ 518,257	$ 222,915
Net long-term deferred tax asset (liability):
Net operating loss carry forwards	$ 3,653,013	$ 2,700,232
Noncontrolling interests	(53,419)	(212,630)
Property, equipment & intangibles	(548,586)	(252,103)
Stock based compensation	398,489	268,300
Other	191,337	-
	3,640,834	2,503,799
Total deferred tax assets	4,159,091	2,726,714
Valuation allowance	(4,414,232)	(2,939,288)
Net deferred tax liability	$ (255,141)	$ (212,574)

NOTE 11.

INCOME TAXES (continued)

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31,
	2010	2009
Income tax at statutory rate	34.00%	34.00%
Nondeductible expenses	(0.99)%	7.20%
Noncontrolling interests	8.41%	8.26%
Change in valuation allowance	(43.39)%	(41.32)%
Effective tax rate	(1.97)%	8.14%

As of December 31, 2010 AdCare had consolidated federal net operating loss (“NOL”) carry forwards of approximately $10,744,000.  These NOLs begin to expire in 2012 through 2029.

Given the Company’s continued net operating losses, a full valuation allowance has been established on the Company’s net deferred tax assets.  The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes.  The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment.  Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance.  As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the NOL carry forward (“naked credit”).  This resulted in recognized deferred tax expense of $42,567 for each of the years ending December 31, 2010 and 2009, and a deferred tax liability of $255,141 and $212,574 as of December 31, 2010 and 2009, respectively.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code), the utilization of net operating loss carry forwards may be limited under the change in stock ownership rules of the Code.  As a result of ownership changes, which occurred in November 2006 in connection with the Company’s initial public offering and subsequent stock issuances, the Company may have substantially limited or eliminated the availability of its net operating loss carry forwards.

NOTE 12.

COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space and 11 facilities under non-cancelable operating leases, most of which have initial lease terms of 10-12 years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. Eight of the facilities were initiated in the third quarter of 2010, and two additional in the fourth quarter of 2010. For the years ending December 31, 2010 and 2009, lease expense totaled approximately $2,908,000 and $629,000, respectively.

Eight of the Company’s facilities are operated under a single master lease arrangement. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of December 31, 2010.

NOTE 12.

COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

Two of the Company’s facilities are operated under a separate lease agreement.  The lease is a single indivisible lease; therefore a breach at a single facility could subject the second facility to the same default risk.  The lease has a term of 12 years and includes covenants and restrictions.  A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to approximately $115,000 per year for both facilities.  The Company is not aware of any defaults as of December 31, 2010.

Future minimum lease payments for each of the years ending December 31 are as follows:

2011	$ 6,901,565
2012	7,088,696
2013	7,249,129
2014	6,932,944
2015	6,930,221
Thereafter	37,538,894
$72,641,449

Legal Matters

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.  As of December 31, 2010, estimated loss liabilities due to litigation were recorded in the amount of $283,000.

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

Medicaid

Payments for Medicaid resident services are calculated and made under a prospective reimbursement system.  Payment rates are based on actual cost, limited by certain ceilings, adjusted by a resident service needs factor and updated for inflation.  The direct care portion of the rate can be adjusted prospectively for changes in residents’ service needs. While interim rates are subject to reconsideration and appeal, once this process is completed, they are not subject to subsequent retroactive adjustment.  However, the states in which the Company operates have the opportunity to audit the cost report used to establish the prospective rate. If the state departments discover non-allowable or misclassified costs that resulted in overpayments to the Company, then the funds will be recovered by the state departments through the final rate recalculation process.

For the years ended December 31, 2010 and 2009, management estimated that no amounts are due to the Medicaid program resulting from non-allowable or misclassified costs for any open Medicaid reimbursement years.

NOTE 13.

THIRD-PARTY REIMBURSEMENT (continued)

Third-Party Overpayments

Medicaid providers overpaid the Company on certain of its residents.  Medicaid overpayments were approximately $674,800 and $172,100 for the years ended December 31, 2010 and 2009, respectively, and are included in accrued expense in the accompanying consolidated balance sheet.  The Company received Medicaid payments for residents who were previously discharged or for residents who were covered by the Medicare program or other payers.  The overpayments are primarily due to the lack of processing status changes on a timely basis despite the Company’s submission of such changes.

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

NOTE 14.

FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Level 1:	Level 2:	Level 3:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at December 31, 2010
Derivative Liability	$ -	$ -	$ 2,905,750	$ 2,905,750

Following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended December 31, 2010:

Derivative Liability
Beginning Balance	$ -
Additions	2,562,606
Total losses	343,144
Ending Balance	$ 2,905,750

During 2010, the Company issued subordinated convertible notes (see Note 7) in which it was determined that the conversion feature was required to be bifurcated from the debt host and accounted for separately as a derivative liability recorded at fair value.  The Company estimates the fair value of the derivative liability using the Black-Scholes option-pricing model with changes in fair value being reported in the consolidated statement of operations.

NOTE 15.

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are concentrated in the long-term care market, which is a heavily regulated environment.  The operations of the Company are subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to, CMS, and the Department of Health and Aging in all states in which the Company operates.  Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the General Assembly or an administrative change mandated by one of the executive branch agencies.  Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

The Company has 100% of its 1,687 skilled nursing facility beds that it owns or leases certified under the Medicaid and Medicare programs.  A summary of occupancy utilization and net revenues for these nursing facility beds is as follows:

		Percent of	Percent of
	Percent of	Long-Term	Patient
For the Year Ended	Total Occupancy	Care Receivables	Care Revenue

Medicaid
December 31, 2010	77%	36%	49%
December 31, 2009	67%	38%	50%

Medicare
December 31, 2010	11%	38%	22%
December 31, 2009	15%	23%	30%

Other Payers
December 31, 2010	12%	26%	29%
December 31, 2009	18%	39%	20%

NOTE 16.

DEFERRED COMPENSATION PLAN

The Company maintains a non-qualified deferred compensation plan available to a select group of management or highly compensated employees.  Contributions to the plan are made by the participants. The Company does not provide any matching contributions.  The benefits of the plan are payable upon the employee’s separation of employment with the Company.

As of December 31, 2010, the Company had a gross asset of approximately $261,000 to reflect the amount of investments held in the plan and a corresponding liability acknowledging the Company’s obligation to employees participating in the plan (included in other assets and other liabilities in the accompanying balance sheet).  During 2010, two participants loaned the Company $191,000 from the plan assets which is presented net against the assets with an immaterial amount of accrued interest at 8% per year.  The underlying assets are recorded at fair value and primarily represent short term fixed income assets invested at the participants' direction.  Contributions to and payments from the plan in 2010 were not material.

As of December 31, 2009, the Company had a gross asset of approximately $293,000 to reflect the amount of investments held in the plan and a corresponding liability.  In 2009, the Company withdrew $150,000 from the plan and repaid it before the end of the year.  The Company paid 8% interest on the funds withdrawn until they were repaid.  There were no material contributions to or payments from the plan in 2009.

NOTE 17.  ACQUISITIONS

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

Since these entities were previously consolidated, the only significant changes relate to the impact of adjusting the net assets acquired to fair value at the date of acquisition, primarily related to an increase in value in the property and equipment acquired.  As such, no pro forma financial information is being provided as the statements of financial position, results of operations and cash flows of CH&H and H&H have been previously included in the Company’s consolidated financial statements for all periods presented.

NOTE 17.  ACQUISITIONS (continued)

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

Riverchase is owned 100% by Christopher Brogdon, a significant shareholder, director and officer of the Company and the Company has entered into a five year agreement to manage this facility.  Although the Company does not have any voting interests or equity ownership of Riverchase, the Company has guaranteed the bond obligations of Riverchase and has an agreement to purchase Riverchase through an option agreement that expires in one year for an exercise price of $100,000.  Riverchase has been determined to be a variable interest entity and given the Company’s significant variable interests in Riverchase, the Company has determined that it is the primary beneficiary and therefore the results of operations are included in the consolidated financial statements (see Note 18 for additional information).  Since the Company has no direct ownership in Riverchase, 100% of the facility financial results are reported as noncontrolling interest.

In connection with the acquisition, the Company recognized a total gain of approximately $980,000 in the consolidated statement of operations.  The transaction resulted in a bargain purchase because the previous business was in foreclosure and the facility was being operated under receivership.  Acquisition related costs of approximately $170,000 were paid from proceeds from the bond issue and are reflected net of gains on acquisitions in the accompanying consolidated statement of operations.

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

NOTE 17.  ACQUISITIONS (continued)

Lease of Georgia Skilled Nursing Facilities (continued)

For eight of the ten skilled nursing facilities (the “G8 facilities”), the Company entered into new long-term lease agreements with the facility owner on July 30, 2010.  The Company began leasing and managing the operations of five of the G8 facilities effective August 1, 2010 and the remaining three facilities effective September 1, 2010.  The master lease agreement is for 10 years and requires total rent payments of $397,650 per month for the G8 facilities increasing by 2% each year.  As of September 30, 2010, the Company has paid $500,000 in security deposits and $795,300 in advance rent to be applied at the end of the lease term.

Effective November 1, 2010, for the remaining two skilled nursing facilities (the “G2 facilities”), the Company entered into an assignment and transfer agreement with the prior operator to assign the operating leases of these facilities and transfer the operations to the Company.  Under the assigned lease agreement, the Company will be operating the G2 facilities under a non-cancelable operating lease that expires on April 30, 2022 and includes two additional ten year renewal periods.  The lease agreement requires total monthly rent payments of $125,000 increasing by 3% on May 1 each year.  On November 1, 2010, the Company was required to pay $375,000 for a security deposit.

In separate transactions under operations transfer agreements with the prior operator, the Company acquired certain assets of the prior operator for a total purchase price of approximately $10,870,000 including acquisition costs of approximately $214,000.  As part of this asset acquisition, the Company acquired approximately $3,000,000 in accounts receivable, approximately $9,020,000 in lease acquisition costs and other assets, and assumed approximately $870,000 in accounts payable and a $280,000 loss contingency.  The Company paid the purchase price with approximately $7,705,000 in cash, $1,250,000 in common stock, $475,000 (net of $25,000 discount) and contingent consideration of $1,440,000.

Alabama Nursing Home Acquisitions

On March 7, 2010, two wholly-owned subsidiaries of the Company entered separate purchase agreements with the previous owner of Coosa Valley Health Care Inc. and Attalla Health Care Inc., two Alabama corporations, to acquire the assets of a 124 bed skilled nursing facility located in Gadsden, Alabama (“Coosa”) and a 182 bed skilled nursing facility located in Attalla, Alabama (“Attalla”).   These facilities are being acquired as part of the Company’s strategy to grow its presence outside of Ohio within the skilled nursing industry.

Effective October 1, 2010, the acquisition date, through the operations transfer agreement the Company obtained control of the Coosa and Attalla facilities for a total purchase price of $18,500,000.  The Company acquired selected assets, primarily the facility and related bed licenses, and did not assume any liabilities.  In connection with the acquisition, the Company recognized a total gain of approximately $1,500,000 in the consolidated statement of operations.  The transaction resulted in a bargain purchase because the seller was motivated to sell the facilities in order to retire from skilled nursing facility ownership and management.  Additionally, these facilities were the only facilities owned by the seller.  The Company has incurred direct costs of approximately $540,000 for various acquisition related costs and are reflected net of gains on acquisitions in the accompanying consolidated statement of operations.

NOTE 17.  ACQUISITIONS (continued)

Alabama Nursing Home Acquisitions (continued)

The following table summarizes the consideration transferred and the amounts of the assets acquired recognized at fair value on the acquisition date:

Consideration Transferred:
Net proceeds from USDA Loans	$ 15,516,985
Net proceeds from debt with detachable warrants	1,427,000
Sellers note	600,000
Cash	956,015
Total consideration transferred	$ 18,500,000
Assets Acquired:
Land	840,000
Building	12,763,100
Equipment and Furnishings	276,900
Intangibles – Bed Licenses	6,120,000
Total identifiable net assets	20,000,000
Less: gain on bargain purchase	(1,500,000)
Total consideration	$ 18,500,000

Unaudited Pro forma Financial Information

Acquisitions have been included in the consolidated financial statements since the dates the Company gained effective control.  For 2010, combined revenue for all acquisitions since gaining effective control is approximately $28,000,000 and resulted in a loss from operations of approximately $686,000.

The following table represents pro forma results of consolidated operations as if the 2010 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

	December 31,
	2010	2009
Pro Forma Revenue	$117,575,000	$118,975,000
Pro Forma Operating Expenses	$114,990,000	$113,655,000
Pro Forma Income from Operations	$2,581,000	$5,322,000

Revenue and operating expense assumptions used in the Company’s pro forma financial information primarily include those related to enhancement and efficiencies that were identified prior to the acquisition of the facilities and expected to occur under the Company’s more capable management of the operations of the facilities.

The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

NOTE 18.  VARIABLE INTEREST ENTITIES

Community Hearth & Home and Hearth & Home of Urbana

On March 31, 2010, the Company obtained full control of its previously consolidated variable interest entities Community Hearth & Home and Hearth & Home of Urbana by acquiring the remaining 50% noncontrolling equity interests.  As such, these entities are no longer considered variable interest entities and are consolidated as wholly-owned subsidiaries.  See Note 17 for additional information about the acquisition.

Riverchase Village ADK, LLC

Riverchase Village ADK, LLC (Riverchase), a newly formed entity, was established during 2010 by the Company.  After formation, 100% of the membership interests of Riverchase were assigned to Christopher Brogdon, a significant shareholder, director and officer of the Company.  On June 25, 2010, Riverchase acquired a business and began operations (see Note 17 for additional information about the Alabama Assisted Living acquisition).  Even though the Company does not have any equity interest in Riverchase, it was determined that Riverchase is a variable interest entity as it does not have sufficient equity at risk.  Given the related party relationship with the common shareholder and certain other variable interests with Riverchase, the Company determined that it is the primary beneficiary and consolidation of Riverchase is required.  As such, the Company initially consolidated Riverchase on June 25, 2010, the date of acquisition and initial operations.

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

As the primary beneficiary of Riverchase, its assets, liabilities and results of operations are included in the Company’s consolidated financial statements beginning June 25, 2010.  As the Company does not have any equity interest, the other equity holder’s 100% interest is reflected in “Net Income Attributable to Noncontrolling Interests” in the consolidated statement of operations and “Noncontrolling interest in subsidiaries” in the consolidated balance sheet.  The following summarizes the carrying amounts of Riverchase’s assets and liabilities included in the consolidated balance sheet at December 31, 2010:

Riverchase Assets and Liabilities:
(Amounts in 000’s)	December 31, 2010
Cash	$ 6
Accounts receivable	4
Prepaid expenses	6
Restricted investments	482
Property and equipment, net	6,093
Other assets	436
Total assets	$ 7,027

Accounts Payable	$ 111
Accrued expenses	205
Bonds payable	6,165
Noncontrolling interest	546
Total liabilities	$ 7,027

The restricted investments of Riverchase are limited for purposes specified by the bond issuance.

NOTE 19.

BENEFIT PLANS

The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees.  All employees are eligible once they reach age 21.  The Company matches employee contributions at 50% up to 2% of the employee’s salary.  Total matching contributions during 2010 and 2009 were approximately $60,675 and $59,000, respectively.

NOTE 20.  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.  The following is a summary of the material subsequent events.

Mountain Trace Acquisition

On December 30, 2010, Mountain Trace Nursing ADK, LLC, a wholly owned subsidiary of the Company, completed the acquisition of the operations of and selected assets of 417 Mountain Trace LLC, a 106 bed skilled nursing facility located in Sylva, North Carolina, for a purchase price of $6,100,000.  Through the Operations Transfer Agreement, the Company obtained control of the facility effective January 1, 2011.  The Company had paid $200,000 in earnest money upon entering the purchase agreement and an additional $50,000 to extend the closing date to December 30, 2010.  To complete the acquisition, the Company issued a secured promissory note (the “Note”) for $5,000,000.  The Note matures on June 30, 2011, accrues interest at a fixed rate of 7% per annum and may be prepaid at any time without penalty.  The Note is secured by the Mountain Trace facility and is guaranteed by AdCare Health Systems, Inc. and personally guaranteed by Christopher Brogdon and his spouse Connie Brogdon.

On February 11, 2011, the Company refinanced the short term note that was entered for the Mountain Trace acquisition with a long term note.  The new note is also for $5,000,000, has a term of 25 years and bears interest at prime rate of no less than 4% plus 1.75%.

Since control of this facility was not obtained until subsequent to December 31, 2010, no revenue or earnings are included in the consolidated statement of operations.  The initial accounting for the business acquisition is not complete at the time these financial statements are issued and will be completed in the first quarter of 2011 including the amounts of the net assets acquired as recognized at fair value on the acquisition date.

Gemino Revolving Credit Agreement

On February 25, 2011, we joined five additional AdCare subsidiaries as additional borrowers in the Credit Agreement that was initially entered into on October 29, 2010, with Gemino Healthcare Finance, LLC.  The additional borrowers increased the amount of credit available to us and the maximum amount of the credit facility increased from $5,000,000 to $7,500,000.  See Note 7 Notes Payable and Other Debt for additional information.

Nursing Facilities Acquisitions

On November 29, 2010, Erin Nursing, LLC, a wholly owned subsidiary of the Company entered a purchase agreement dated November 23, 2010 to acquire the assets of three skilled nursing facilities:  consisting of a 100 bed skilled nursing facility located in College Park, Georgia, a 126 bed skilled nursing facility located in Dublin, Georgia, and a 109 bed skilled nursing center located in Marietta, Georgia (the “Facilities”).  The purchase price is $18,000,000.  The Company was required to pay a $500,000 earnest money deposit upon signing the purchase agreement.   The Company expects to close and obtain control sometime between April 1, 2011 and July 1, 2011.

NOTE 20.  SUBSEQUENT EVENTS (continued)

Nursing Facilities Acquisitions (continued)

On March 14, 2011, the Company entered a purchase agreement for the asset purchase of four skilled nursing facilities in Arkansas, the acquisition of a 10-year lease for one skilled nursing facility in Missouri and certain corporate office space all owned by a private seller.  The five facilities have 506 beds in total (416 in Arkansas and 90 in Missouri).  The purchase price is $20,000,000.  The Company paid a $250,000 earnest money deposit upon signing the purchase agreement.  The earnest money deposit is refundable subject to certain terms and conditions.  The Company expects to close and obtain control sometime between June 1, 2011 and August 1, 2011.

Convertible Debt Issuance

On March 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended, an aggregate of $5,500,000 in principal amount of the Company’s Subordinated Convertible Notes (the “Notes”), bearing 10.0% interest per annum payable quarterly in cash.  The Notes mature in thirty six months.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2011 Annual Meeting of Shareholders to be held June 3, 2011, and is incorporated herein by reference.

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

Item 11.  Executive Compensation

We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the SEC on or prior to April 20, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the SEC on or prior to April 20, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference information on certain relationships and related transactions under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, which we will file with the SEC on or prior to April 20, 2011.

Item 14.  Principal Accountant Fees and Services

We incorporate by reference information on principal accountant fees and services under the heading “Fees of the Registered Independent Public Accounting Firm for the Year Ended December 31, 2010” in our Proxy Statement, which we will file with the SEC on or prior to April 20, 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Reports on Form 8-K.

The Company filed the following Reports on Form 8-K during 2010:

Date	Description
January 4, 2010	Election of directors and related press release.
March 11, 2010	Entry into a Material definitive agreements and press release announcing potential acquisitions
April 14, 2010	Entry into a Material definitive agreement and press release announcing potential acquisition
May 18, 2010	Financial Statements and Exhibits
June 10, 2010	Submission of Matters to a Vote of Security Holders.
June 28, 2010	Entry into a Material Definitive Agreement.
July 6, 2010	Entry into a Material Definitive Agreement
August 5, 2010	Announcing the Completion of the Acquisition of Assets
August 16, 2010	Amendment to 8-K filed on August 5, 2010
August 25, 2010	Financial Statements and Exhibits
September 7, 2010	Press release dated September 2, 2010
October 6, 2010	Completion of Acquisitions and Material Definitive Agreements
November 1, 2010	Material Definitive Agreement and Direct Financing Obligation
November 4, 2010	Material Definitive Agreement and Direct Financing Obligation
November 10, 2010	Material Definitive Agreement and Press Release dated November 8, 2010.
November 22, 2010	Financial Statements and Exhibits
December 3, 2010	Entry into a Material definitive agreements and press release announcing potential acquisitions
December 15, 2010	Financial Statements of businesses acquired

The Company filed the following Reports on Form 8-K subsequent to December 31, 2010:

Date	Description
January 6, 2011	Financial Statements of businesses acquired
January 6, 2011	Completion of the Acquisition of Assets
January 14, 2011	Departure of Directors or Certain Officers, Other Events
March 29, 2011	Material Definitive Agreement and Press Releases dated March 15 and 24, 2011.

Exhibits.  Exhibits included or incorporated by reference herein:  See Exhibit Index below.

Exhibit	Description of Exhibit	Location
3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1	incorporated by reference from Exhibit 3.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
3.2	Code of Regulations of the Registrant	Exhibit 3.2	incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.1	Specimen Common Share Certificate	Exhibit 4.1	incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.2	Specimen Unit Certificate	Exhibit 4.2	incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.3	Specimen Warrant Certificate	Exhibit 4.3	incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.4	Form of Warrant Agreement, dated ________, 2006	Exhibit 4.4	incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.5	2004 Non-Qualified and Incentive Stock Option Plan of Registrant	Exhibit 4.5	incorporated by reference from Exhibit 4.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
4.6	Form of Representative’s Warrant	Exhibit 4.6	incorporated by reference from Exhibit 4.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.1	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Exhibit 10.1	incorporated by reference from Exhibit 99 of the Company’s Form 8-K filed September 8, 2008
10.2	Employment Agreement between AdCare Health Systems, Inc. and Gary L. Wade, dated September 1, 2008	Exhibit 10.2	incorporated by reference from Exhibit 99 of the Company’s Form 8-K filed September 8, 2008
10.3	Employment Agreement between AdCare Health Systems, Inc. and J. Scott Cunningham, dated September 1, 2008	Exhibit 10.3	incorporated by reference from Exhibit 99 of the Company’s Form 8-K filed September 8, 2008
10.4	Form of Secured Promissory Debenture dated _________, 2005	Exhibit 10.4	incorporated by reference from Exhibit 10.4 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.5	Form of Warrant to Purchase Common Stock dated _________, 2005	Exhibit 10.5	incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.6	Form of Subordinated Note dated October 31, 2004	Exhibit 10.6	incorporated by reference from Exhibit 10.6 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.7	Form of Warrant to Purchase Shares of AdCare Health Systems, Inc. dated October 31, 2004	Exhibit 10.7	incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.8	Promissory Note between Assured Health Care, Inc., AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $1,650,000	Exhibit 10.8	incorporated by reference from Exhibit 10.8 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.9	Promissory Note between AdCare Health Systems, Inc. and WesBanco Bank, Inc., in the original amount of $300,000	Exhibit 10.9	incorporated by reference from Exhibit 10.9 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.10	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $96,000	Exhibit 10.10	incorporated by reference from Exhibit 10.10 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.11	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $2,041,000	Exhibit 10.11	incorporated by reference from Exhibit 10.11 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.12	Promissory Note between AdCare Health Systems, Inc. and Cornerstone Bank in the original amount of $190,000	Exhibit 10.12	incorporated by reference from Exhibit 10.12 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.13	Promissory Note between Hearth & Care of Greenfield, LLC and Cornerstone Bank in the original amount of $1,412,000	Exhibit 10.13	incorporated by reference from Exhibit 10.13 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.14	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and Cornerstone Bank dated December 1, 2002	Exhibit 10.14	incorporated by reference from Exhibit 10.14 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.15	Regulatory Agreement and Mortgage Note between Hearth and Home of Vandalia, Inc. and Banc One Capital Funding Corporation, in the original amount of $ 3,721,500	Exhibit 10.15	incorporated by reference from Exhibit 10.15 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.16	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,295,000	Exhibit 10.16	incorporated by reference from Exhibit 10.16 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit	Location
10.17	Promissory Note between Covington Realty, LLC and AdCare Health Systems, Inc., in the original amount of $100,000	Exhibit 10.17	incorporated by reference from Exhibit 10.17 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.18	Promissory Note between AdCare Health Care Systems, Inc, and Assured Health Care, Inc. and Mary Fair, in the original amount of $450,000	Exhibit 10.18	incorporated by reference from Exhibit 10.18 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.19	Promissory Note between AdCare Health Care Systems, Inc, and Homer McKnight, in the original amount of $835,000	Exhibit 10.19	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.20	Investment Banking Agreement entered into with Capital City Partners dated December 29, 2006	Exhibit 10.20	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.21	Consulting Agreement entered into with The McKnight Group dated March 5, 2007	Exhibit 10.21	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007.
10.22	Reimbursement Agreement between Community’s Hearth & Home, Ltd. and The Huntington National Bank dated September 13, 2007	Exhibit 10-22	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.23	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Exhibit 10-23	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.24	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,108,800 dated November 27, 2007	Exhibit 10.24	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.25	Letter Agreement with Prospect Financial Advisors and GCC Capital dated January 30, 2008	Exhibit 10.25	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended March 31, 2008.
10.26	Regulatory Agreement and Mortgage Note between Hearth & Home of Urbana and Red Mortgage Capital, Inc, in the original amount of $2,142,700 dated June 26, 2008	Exhibit 10.26	incorporated by reference from Exhibit 10.26 of the Company’s annual report on form 10-K filed March 31, 2009.
10.27	Regulatory Agreement and Mortgage Note between Community’s Hearth & Home and Red Mortgage Capital, Inc, in the original amount of $1,863,800 dated June 26, 2008	Exhibit 10.27	incorporated by reference from Exhibit 10.27 of the Company’s annual report on form 10-K filed March 31, 2009.
10.28	Promissory Note between Assured Health Care and Huntington National Bank in the original amount of $760,000 dated July 24, 2008	Exhibit 10.28	incorporated by reference from Exhibit 10.28 of the Company’s annual report on form 10-K filed March 31, 2009.

Exhibit	Description of Exhibit	Location
10.29	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $300,000 dated October 17, 2008	Exhibit 10.29	incorporated by reference from Exhibit 10.29 of the Company’s annual report on form 10-K filed March 31, 2009.
10.30	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $100,000 dated November 14, 2008	Exhibit 10.30	incorporated by reference from Exhibit 10.30 of the Company’s annual report on form 10-K filed March 31, 2009.
10.31	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc, in the original amount of $2,524,800 dated July 29, 2008	Exhibit 10.31	incorporated by reference from Exhibit 10.31 of the Company’s annual report on form 10-K filed March 31, 2009.
10.32	Promissory Note between AdCare Health Systems and the AdCare Deferred Compensation plan for a $150,000 line of credit dated January 2008.	Exhibit 10.32	incorporated by reference from Exhibit 10.32 of the Company’s annual report on form 10-K filed March 31, 2009.
10.33	Regulatory Agreement and Mortgage Note between Hearth & Home of Van Wert and Red Mortgage Capital, Inc, in the original amount of $2,181,200 dated November 1, 2009	Exhibit 10.33	incorporated by reference from Exhibit 10.33 of the Company’s annual report on form 10-K filed March 31, 2010.
10.34	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Exhibit 10.34	incorporated by reference from Exhibits 10.1 and 10.2 of the Company’s Form 8-K filed October 6, 2010.
10.35	Promissory Note between Coosa Nursing ADK, LLC, and Coosa Valley Health Care Inc. in the original amount of $600,000 dated September 30, 2010	Exhibit 10.35	incorporated by reference from Exhibits 10.1 and 10.2 of the Company’s Form 8-K filed October 6, 2010.
10.36	Loan Agreement and Secured Promissory Note between Attalla Nursing ADK, LLC, and Metro City Bank in the original amount of $8,320,000 dated September 30, 2010	Exhibit 10.36	incorporated by reference from Exhibits 10.1 and 10.6 of the Company’s Form 8-K filed October 6, 2010.
10.37	Form of Subordinated Convertible Note dated October 26, 2010	Exhibit 10.37	incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed November 1, 2010.
10.38

Credit Agreement between ADK Georgia, LLC, ADK Powder Springs Operator, LLC, ADK Lumber City Operator, LLC, ADK Jeffersonville Operator, LLC, ADK LaGrange Operator, LLC, ADK Thomasville Operator, LLC with Gemino Healthcare Finance dated October 29, 2010

		Exhibit 10.38	incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed November 4, 2010.
14	Code of Ethics	Exhibit 14	incorporated by reference from Exhibit 10.19 of the Company’s annual report on form 10-KSB as amended April 30, 2007
21.1	Subsidiaries of the Registrant	Exhibit 21.1	incorporated by reference from Exhibit 21.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
23.1	Consent of Battelle & Battelle LLP	Exhibit 23.1	attached hereto
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.1	attached hereto

Exhibit	Description of Exhibit	Location
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Exhibit 31.2	attached hereto
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.1	attached hereto
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Exhibit 32.2	attached hereto
99.1	Audit Committee Charter	Exhibit 99.1	incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
99.2	Compensation Committee Charter	Exhibit 99.2	incorporated by reference from Exhibit 99.2 of the Company’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc. (Registrant)

by

/s/ Gary L. Wade

Boyd P. Gentry, President and Co-Chief Executive Officer

March 31, 2011

by

/s/ Boyd P. Gentry

Boyd P. Gentry, Co-Chief Executive Officer

March 31, 2011

March 31, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Tenwick	Director, Chairman	March 31, 2011
David A. Tenwick

/s/ Gary L. Wade	Director, President and Co-Chief Executive Officer	March 31, 2011
Gary L. Wade

/s/ Christopher F. Brogdon	Director, Vice Chairman and Chief Acquisitions Officer	March 31, 2011
Christopher F. Brogdon

/s/ Scott Cunningham	Chief Financial Officer	March 31, 2011
Scott Cunningham

/s/ Jeffrey L. Levine	Director	March 31, 2011
Jeffrey L. Levine

/s/ Philip S. Radcliffe	Director	March 31, 2011
Philip S. Radcliffe

/s/ Laurence E. Sturtz	Director	March 31, 2011
Laurence E. Sturtz

/s/ Peter J. Hackett	Director	March 31, 2011
Peter J. Hackett

/s/ Boyd P. Gentry	Director, Co-Chief Executive Officer	March 31, 2011
Boyd P. Gentry

/s/ Joshua J. McClellan	Director	March 31, 2011
Joshua J. McClellan

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements (File No.’s 333-131542, 333-166488 and 333-171184) of AdCare Health Systems, Inc. of our report dated March 31, 2011, relating to the consolidated financial statements which appears in this Form 10-K.

/s/ BATTELLE & BATTELLE LLP

Dayton, Ohio

March 31, 2011

Exhibit 31.1

CERTIFICATIONS

I, Gary L. Wade, certify that:

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

Date: March 31, 2011	By	/s/Gary L. Wade
President and Co-Chief Executive Officer

CERTIFICATIONS

I, Boyd P. Gentry, certify that:

1

I have reviewed this annual report on Form 10-K of AdCare Health Systems, Inc.;

2

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4

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

5

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

Date: March 31, 2011	By	/s/Boyd P. Gentry
Co- Chief Executive Officer

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

Date: March 31, 2011	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, President and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 31, 2011	By:	/s/ Gary L. Wade
Gary L. Wade, President and Co-Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “Report”), I, Boyd P. Gentry, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 31, 2011	By:	/s/ Boyd P. Gentry
Boyd P. Gentry, Co- Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 31, 2011	By:	/s/ Scott Cunningham
Scott Cunningham, Chief Financial Officer