Form 10-Q
period 2011-05-16
ADCARE HEALTH SYSTEMS INC
filed 2011-05-16
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 4, 2011:  8,349,197 shares of common stock with no par value are outstanding

AdCare Health Systems, Inc.

Form 10-Q

Table of Contents

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Consolidated Balance Sheets –March 31, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations – Three months ended March 31, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Cash Flows –Three months ended March 31, 2011 and 2010 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4.	Controls and Procedures	23
Part II.	Other Information	23
Item 1.	Legal Proceedings	23
Item 6.	Exhibits	23
Signatures
EX-31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
EX-32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
EX-32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010
Current Assets:	(Unaudited)
Cash and cash equivalents	$ 9,703,956	$ 3,911,140
Restricted cash	408,172	1,047,454
Accounts receivable:
Long-term care resident receivables, net	13,394,390	10,943,963
Management, consulting and development receivables, net	228,191	271,224
Prepaid expenses and other	1,718,264	1,243,663
Total current assets	25,452,973	17,417,444

Restricted cash and investments	3,166,029	3,099,936
Property and equipment, net	43,843,404	37,606,301
Intangibles, net	16,994,030	16,159,845
Goodwill	2,679,482	2,679,482
Escrow deposits for acquisitions	1,150,000	1,725,086
Lease deposits	1,670,282	1,670,282
Other assets	3,279,207	2,600,530
Total assets	$ 98,235,407	$ 82,958,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$ 7,833,596	$ 3,633,401
Accounts payable	4,905,709	3,411,772
Accrued expenses	10,967,743	9,664,325
Total current liabilities	23,707,048	16,709,498

Notes payable and other debt, net of current portion	54,217,648	47,210,995
Derivative liability	4,255,616	2,905,750
Other liabilities	1,347,700	1,267,429
Deferred tax liability	351,512	255,141
Total liabilities	83,879,524	68,348,813

Commitments and contingencies (Note 4)	-	-

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock and additional paid-in capital, no par value;
29,000,000 shares authorized; 8,349,197 shares issued and outstanding	27,299,293	26,611,870
Accumulated deficit	(13,314,166)	(12,548,870)
Total stockholders' equity	13,985,127	14,063,000
Noncontrolling interest in subsidiaries	370,756	547,093
Total equity	14,355,883	14,610,093
Total liabilities and stockholders' equity	$ 98,235,407	$ 82,958,906

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Patient care revenues	$ 31,012,524	$ 5,866,787
Management, consulting and development fee revenue	497,341	507,731
Total revenue	31,509,865	6,374,518

Expenses:
Payroll and related payroll costs	18,115,812	4,060,964
Other operating expenses	10,482,845	2,033,725
Lease expense	1,902,724	151,151
Depreciation and amortization	651,193	242,564
Total expenses	31,152,574	6,488,404

Income (Loss) from Operations	357,291	(113,886)

Other (Expense) Income:
Interest income	19,159	5,689
Interest expense	(1,459,349)	(292,945)
Gain on acquisitions, net of acquisition costs	979,339	825,989
Derivative loss	(1,349,866)	-
Other income	608,165	-
Total other (expense) income	(1,202,552)	538,733

(Loss) Income Before Income Taxes	(845,261)	424,847
Income Tax Expense	(96,372)	(10,642)
Net (Loss) Income	(941,633)	414,205
Net Loss (Income) Attributable to Noncontrolling Interests	176,337	(4,704)
Net (Loss) Income Attributable to AdCare Health Systems	$ (765,296)	$ 409,501

Net (Loss) Income Per Share, Basic:	$ (0.09)	$ 0.07
Net (Loss) Income Per Share, Diluted:	$ (0.09)	$ 0.05

Weighted Average Common Shares Outstanding,
Basic	8,349,197	5,670,007
Diluted	8,349,197	8,196,206

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$ (941,633)	$ 414,205
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	651,193	242,564
Warrants issued for services	32,472	3,209
Stock based compensation expense	357,522	212,601
Provision for leases in excess of cash	193,273	-
Amortization of deferred financing costs	131,542	6,625
Amortization of debt discounts	216,233	-
Derivative loss	1,349,866	-
Deferred tax expense	96,372	10,642
Loss on disposal of assets	20,964	-
Gain on acquisitions	(1,104,486)	(825,989)
Provision for bad debts	105,008	7,080
Other noncash items	23,566	-
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(2,512,402)	25,176
Prepaid expenses and other	(507,073)	(41,985)
Other assets	-	(339,694)
Accounts payable and accrued expenses	2,797,353	(308,946)
Other liabilities	(126,550)	476,361
Net cash provided by (used in) operating activities	783,220	(118,151)

Cash flows from investing activities:
Change in restricted cash and investments	573,189	197,777
Escrow deposit for acquisitions	(650,000)	(300,000)
Acquisitions	-	(500,000)
Purchase of property and equipment	(468,445)	(141,242)
Net cash used in investing activities	(545,256)	(743,465)

Cash flows from financing activities:
Proceeds from debt	3,193,400	57,048
Debt issuance costs	(122,914)	-
Change in line of credit	3,012,806	-
Exercise of warrants	-	100,000
Repayment of notes payable	(528,440)	(197,233)
Net cash provided by (used in) financing activities	5,554,852	(40,185)

Net Change in Cash	5,792,816	(901,801)
Cash, Beginning	3,911,140	4,481,100
Cash, Ending	$ 9,703,956	$ 3,579,299

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ 1,016,599	$ 290,353
Supplemental Disclosure of Noncash Investing and Financing Activities:
Noncash change in fair value of property and equipment from acquisition	$ -	$ 750,287
Acquisition in exchange for debt	$ 4,945,428	$ -
Warrants issued for financings costs	$ 329,901	$ -
Noncash debt issuance costs	$ 361,172	$ -
See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries.  All inter-company accounts and transactions were eliminated in the consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the AdCare Health Systems, Inc.’s audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of the management of AdCare Health Systems, Inc., all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potentially dilutive securities, such as options, warrants, and non-vested shares outstanding during the period.  Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value.  The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities.  Due to the net losses attributable to AdCare Health Systems, Inc. for the three months ended March 31, 2011, no potentially dilutive securities have been included in the diluted earnings per share calculation because they would automatically result in anti-dilution.  At March 31, 2010, the effect of potentially dilutive securities included in the diluted earnings per share calculation was 2,526,199 shares, as retroactively adjusted from the stock dividend issued in the third quarter of 2010.

Intangible Assets and Goodwill

There have been no required impairment adjustments to intangible assets and goodwill during the three months ended March 31, 2011 and 2010.

Intangible assets consist of the following:

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Bed Licenses	$ 8,369,307	$ -	$ 8,369,307	$7,309,307	$ -	$ 7,309,307
Lease Rights	9,020,018	(395,295)	8,624,723	9,020,018	(169,480)	8,850,538
Totals	$17,389,325	$(395,295)	$16,994,030	$16,329,325	$ (169,480)	$16,159,845

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Goodwill (continued)

Amortization expense was approximately $226,000 for the three months ended March 31, 2011.  There was no amortization expense for intangibles for the three months ended March 31, 2010.  Estimated amortization expense for each of the years ending December 31 is as follows:

2011 (remainder)	658,975
2012	884,790
2013	884,790
2014	884,790
2015	884,790
Thereafter	4,426,588
$ 8,624,723

Recently Issued and Adopted Accounting Pronouncements

During the quarter ended March 31, 2011, there were no recently issued or adopted accounting pronouncements that have or are expected to have a significant impact on the Company’s financial statements.

NOTE 2.

LIQUIDITY AND PROFITABILITY

The Company had a net loss of approximately $942,000 and a net income of approximately $414,000 for the three months ended March 31, 2011 and 2010, respectively, and has working capital of approximately $1,746,000 at March 31, 2011.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

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

NOTE 3.

SEGMENTS

For the three months ended March 31, 2011 and 2010, the Company is reporting in four segments:  skilled nursing facilities (SNF), assisted living facilities (ALF), home based care (Home Health), and Management, Development and Corporate.  The SNF and ALF segments provide services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The Home Health segment provides home health care services to patients while they are living in their own homes.  The Management, Development and Corporate segment engages in the management of facilities, developmental work on new projects and accounting services.  All the Company’s revenues and assets are within the United States.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating income (loss) excludes interest expenses and other non-operating income and expenses.

NOTE 3.

SEGMENTS (continued)

Amounts in 000’s
	SNF	ALF	Home Health	Management, Development & Corporate	Total
Three months ended March 31, 2011
Net Revenue	$ 28,191	$ 2,341	$ 481	$ 497	$ 31,510
Payroll & Associated Costs	14,876	1,145	444	1,651	18,116
Other Operating Expenses (Income)	10,448	840	89	(894)	10,483
Lease Expense	1,903	-	-	-	1,903
Depreciation & Amortization	459	152	4	36	651
Operating Income (Loss)	$ 505	$ 204	$ (56)	$ (296)	$ 357
Total Assets	$ 63,810	$ 22,256	$ 2,295	$ 9,874	$ 98,235

Three months ended March 31, 2010
Net Revenue	$ 3,308	$ 1,892	$ 667	$ 507	$ 6,374
Payroll & Associated Costs	1,738	882	518	923	4,061
Other Operating Expenses	1,243	634	101	56	2,034
Lease Expense	151	-	-	-	151
Depreciation & Amortization	80	131	4	27	242
Operating Income (Loss)	$ 96	$ 245	$ 44	$ (499)	$ (114)
Total Assets	$ 8,113	$ 15,814	$ 2,533	$ 4,098	$ 30,558

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Legal Matters

Certain claims and suits arising in the ordinary course of business in managing certain nursing facilities were filed or are pending against the Company.  Management provides for loss contingencies where the possibility of a loss is probable.  The Company carries liability insurance that is available to fund certain defined losses, should any arise, net of a deductible amount.  As of March 31, 2011, estimated loss liabilities due to litigation were recorded in the amount of $283,000.

NOTE 5.  PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	March 31, 2011	December 31, 2010
Buildings and improvements	5 to 40	$ 39,577,148	$ 33,748,211
Equipment	2-10	4,214,314	3,954,391
Land	-	5,039,390	4,719,390
Furniture and fixtures	2-5	489,581	489,686
Construction in process	-	431,401	196,589
		49,751,834	43,108,267
Less: accumulated depreciation		5,908,430	5,501,966
Property and equipment, net		$ 43,843,404	$ 37,606,301

NOTE 6.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Accrued payroll related expenses	$ 4,267,125	$ 3,386,110
Accrued employee benefits	1,472,648	1,405,384
Real estate and other taxes	940,806	760,999
Third party overpayments and accrued cost report settlements	1,742,684	943,335
Other accrued expenses	2,544,480	3,168,497
Accrued expenses	$ 10,967,743	$ 9,664,325

NOTE 7.  NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

	March 31, 2011	December 31, 2010
Lines of credit	$ 4,962,938	$ 1,950,132
Mortgage notes payable	37,177,110	32,378,012
Convertible debt, net of discount	11,708,312	9,379,761
Bonds payable, net of discount	6,168,235	6,165,553
Other debt	2,034,649	970,938
Total notes payable and other debt	62,051,244	50,844,396

Less current portion	7,833,596	3,633,401
Total notes payable and other debt, net of current portion	$54,217,648	$47,210,995

Lines of Credit

On February 25, 2011, the Company joined five additional subsidiaries as additional borrowers in the Credit Agreement that was initially entered into on October 29, 2010, with Gemino Healthcare Finance, LLC.  The additional borrowers increased the amount of credit available to us and the maximum amount of the credit facility increased from $5,000,000 to $7,500,000.

The Credit Agreement with Gemino Healthcare Finance, LLC, contains various financial covenants and other restrictions including a fixed charge coverage ratio and maximum loan turn days.  The Company is required to maintain maximum loan turn days of less than twenty five days while the actual maximum loan turn days as of March 31, 2011, was thirty six days; therefore, the Company was not in compliance with this covenant.  However, the Company received a waiver of compliance from Gemino Healthcare Finance, LLC, on May 9, 2011.

Mortgage Notes

In February 2011, the Company refinanced the Mountain Trace facility through the issuance of a mortgage note payable insured 80% by the USDA with a financial institution for a total amount of $5,000,000 that matures in 2036.  At March 31, 2011, the outstanding balance was approximately $4,984,000.  The USDA mortgage note requires monthly principal and interest payments of approximately $31,700 adjusted quarterly with a variable interest rate of prime plus 1.75% with a floor of 5.75%.  Deferred financing costs incurred on the loan amounted to approximately $174,000 and are being amortized to interest expense over the life of the notes.  In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion.  The loans have prepayment penalties of 10% through 2011 declining by 1% each year capped at 1% for the for the first ten years.  The loans have certain financial covenants of which the Company was in compliance at March 31, 2011.

NOTE 7.  NOTES PAYABLE AND OTHER DEBT (continued)

Convertible Debt Issuance

On March 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers an aggregate of $2,115,000 in principal amount of the Company’s Subordinated Convertible Notes (the “Notes”), bearing 10.0% interest per annum payable quarterly in cash in arrears beginning June 30, 2011.  The Notes mature on March 31, 2014.  Debt issuance costs of $559,100 are being amortized over the life of the debt.

The Notes are convertible into shares of common stock of the Company at a conversion price of $5.30.  The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event.

The Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.

Other Debt

On March 31, 2011, the Company entered a Promissory Note in the amount of $1,385,000.  The promissory note bears interest at the rate of 12% and matures on July 1, 2011.  The Company paid a commitment fee of 4% or $55,400 in connection with the promissory note.  Subsequent to March 31, 2011, the Company obtained additional proceeds from additional issuances of the March convertible debt issuance.  A portion of the net proceeds obtained were used to repay this promissory note.

NOTE 8.  ACQUISITIONS

Mountain Trace Acquisition

On December 30, 2010, Mountain Trace Nursing ADK, LLC, a wholly owned subsidiary of the Company, completed the acquisition of the operations of and selected assets of 417 Mountain Trace LLC, a 106 bed skilled nursing facility located in Sylva, North Carolina, for a purchase price of approximately $6,200,000.  This facility was acquired as part of the Company’s strategy to grow its presence outside of Ohio within the skilled nursing industry.  Through the Operations Transfer Agreement, the Company obtained control of the facility effective January 1, 2011, the acquisition date.  In connection with the acquisition, the Company recognized a total gain of approximately $1,100,000 in the consolidated statement of operations.  The transaction resulted in a bargain purchase because the seller was motivated to sell the facility in order to retire restructure the composition of their facilities in the states in which they operate.  The Company incurred approximately of approximately $125,000 for various acquisition related costs that are reflected net of the gain on acquisition in the accompanying consolidated statement of operations.

The Company had paid $200,000 in earnest money upon entering the purchase agreement and an additional $50,000 to extend the closing date to December 30, 2010.  To complete the acquisition, the Company issued a secured promissory note (the “Note”) for $5,000,000.  The Note was to mature on June 30, 2011 and accrued interest at a fixed rate of 7% per annum and could be prepaid at any time without penalty.  The Note was secured by the Mountain Trace facility and was guaranteed by AdCare Health Systems, Inc. and personally guaranteed by an officer of the Company.

On February 11, 2011, the Company refinanced the short term note that was entered for the Mountain Trace acquisition with a long term note.  The new note is also for $5,000,000, has a term of 25 years and bears interest at prime rate of no less than 4% plus 1.75% (see Note 7).

NOTE 8.  ACQUISITIONS (continued)

Mountain Trace Acquisition (continued)

The following table summarizes the consideration transferred and the amounts of the assets acquired and recognized at fair value on the acquisition date:

Consideration Transferred:
Net proceeds from Loans	$ 4,945,428
Cash from earnest money deposits	250,000
Cash	975,086
Total consideration transferred	$ 6,170,514
Assets Acquired:
Land	320,000
Building	5,746,200
Equipment and Furnishings	148,800
Intangibles – Bed Licenses	1,060,000
Total identifiable net assets	7,275,000
Less: gain on bargain purchase	(1,104,486)
Total consideration	$ 6,170,514

Unaudited Pro forma Financial Information

Acquisitions have been included in the consolidated financial statements since the dates the Company gained effective control.  For 2011, combined revenue for all acquisitions since gaining effective control is approximately $2,000,000 and resulted in an income from operations of approximately $70,000.

The following table represents pro forma results of consolidated operations as if all of the 2010 and 2011 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

March 31,
	2011	2010
Pro Forma Revenue	$ 31,510,000	$ 30,373,000
Pro Forma Operating Expenses	$ 31,153,000	$ 30,941,000
Pro Forma Income (Loss) from Operations	$ 357,000	$ (568,000)

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

NOTE 9.  SHARE-BASED COMPENSATION

Employee Common Stock Warrants

The company entered an employment agreement effective January 10, 2011.  Terms of the agreement included equity compensation of a warrant to purchase up to 250,000 shares of common stock with an exercise price per share equal to $4.13 per share.  One third of the warrants vested on January 10, 2011, and the remaining two thirds shall vest ratably on the day before each of the two subsequent anniversaries.  The warrant is exercisable until the term expires in January, 2021.  Using the Black Scholes option-pricing model, the fair value of the warrant was estimated at $2.72 per share and will be recognized as share-based compensation expense over the requisite service period of the award.

Nonemployee Common Stock Warrants

On March 31, 2011, the Company entered into a financing arrangement for a promissory note up to a maximum of $5,500,000.  In connection with this financing arrangement, the Company issued to the placement agent a warrant to purchase up to 250,000 shares of common stock with an exercise price per share equal to $5.30.  The warrant is exercisable until the term expires in March, 2014.  Using the Black Scholes option-pricing model, the fair value of the warrant was estimated at $1.32 per share and will be recognized as expense over the term of the related promissory note.

NOTE 10.

FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Level 1:	Level 2:	Level 3:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at March 31, 2011
Derivative Liability	$ -	$ -	$ 4,255,616	$ 4,255,616

Following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended March 31, 2011:

Derivative Liability
Beginning Balance	$ 2,905,750
Additions	-
Total losses	1,349,866
Ending Balance	$ 4,255,616

During 2010, the Company issued subordinated convertible notes in which it was determined that the conversion feature was required to be bifurcated from the debt host and accounted for separately as a derivative liability recorded at fair value.  The Company estimates the fair value of the derivative liability using the Black-Scholes option-pricing model with changes in fair value being reported in the consolidated statement of operations.

NOTE 11.  SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

Convertible Debt Issuance

On April 29, 2011, the Company issued an additional $1,783,700 in principal amount of the convertible debt issuance discussed in Note 7.  On May 6, 2011, the Company issued an additional $610,000 in principal amount of the convertible debt issuance.  Net proceeds obtained, after issuance costs, was approximately $2,170,000.  Of this amount, approximately $1,427,000 was used to repay a short-term promissory note and related accrued interest.

Gemino Revolving Credit Agreement

On April 26, 2011, we joined two additional AdCare subsidiaries as additional borrowers in the Credit Agreement that was initially entered into on October 29, 2010, with Gemino Healthcare Finance, LLC.  The additional borrowers increased the amount of credit available to us by $1,200,000.

Nursing Facilities Acquisitions

On April 29, 2011, Erin Property Holdings, LLC, a wholly owned subsidiary of the Company completed the acquisition of the operations of and selected assets of a skilled nursing facility known as Southland Care Center (“SCC”), a 126 bed skilled nursing facility located in Dublin, Georgia.  The purchase price was $6,850,000.  Also, on April 29, 2011, Mt Kenn Property Holdings, LLC, a wholly owned subsidiary of the Company completed the acquisition of the operations of and selected assets of a skilled nursing facility known as Autumn Breeze Healthcare Center (“ABHC”), a 109 bed skilled nursing facility located in Marietta, Georgia.  The purchase price was $5,900,000.

Through separate Operations Transfer Agreements, the Company obtained control of the facilities effective May 1, 2011.  The Company had paid $500,000 in earnest money upon entering the purchase agreement and an additional $400,000 to extend the closing date to April 29, 2011.

To complete the acquisition of SCC, the Company issued a secured promissory note (the “SCC Note”) for $5,800,000.  The SCC Note matures on April 30, 2012, accrues interest at a variable rate of LIBOR plus 3.75% per annum and may be repaid without penalty.  The SCC Note is secured by the SCC facility and guaranteed by AdCare Health Systems, Inc.  To complete the acquisition of ABHC, the Company issued a secured promissory note (the “ABHC Note”) for $4,500,000.  The ABHC Note matures on April 30, 2012, accrues interest at a variable rate of LIBOR plus 3.75% per annum and may be prepaid at any time without penalty.  The ABHC Note is secured by the ABHC facility and is guaranteed by AdCare Health Systems, Inc.  The Company plans to replace this short term financing with permanent long term financing prior to each Note’s maturity date.

The initial accounting for the business acquisition is not complete at the time these financial statements are issued and will be completed in the second quarter of 2011 including the amounts of the net assets acquired as recognized at fair value on the acquisition date.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

Certain statements in this report constitute “forward-looking statements.”  These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of AdCare to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Specifically, the actions of competitors and customers and our ability to execute our business plan, and our ability to increase revenues is dependent upon our ability to continue to expand our current business and to expand into new markets, general economic conditions, and other factors.  You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.  You should read this Management’s Discussion and Analysis in conjunction with the financial statements and related notes included in this Form 10-Q (Quarterly Report) and included on Form 10-K for the year ended December 31, 2010 (Annual Report).

Overview

We are a Springfield, Ohio based developer, owner and manager of retirement communities, assisted living facilities, nursing homes, and provide home health care services.  As of March 31, 2011, we operate twenty-eight facilities, comprised of twenty skilled nursing centers, seven assisted living residences and one independent living/senior housing facility, totaling approximately 2,600 units.  Our communities are located in Ohio, Georgia, Alabama and North Carolina.  Subsequent to March 31, 2011, we became the owner and operator of two additional skilled nursing centers with an aggregate of 235 units.

We have an ownership interest in eleven of the facilities we operate, comprised of 100% ownership of five of the skilled nursing centers and six assisted living facilities.  We have lease agreements on eleven skilled nursing facilities.  The assisted living facilities that we own operate under the name Hearth & Home, with the tag line “Home is where the hearth is…”  We also maintain a development/consulting initiative which provides potential management opportunities to our core long-term care business.  AdCare Health Systems, Inc. and Hearth & Home are registered trademarks.

Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities.  During 2009, we engaged a Chief Acquisitions Officer with the primary purpose of identifying acquisition opportunities in the Midwestern and Southeastern United States.  For a detailed discussion of acquisition activity through December 31, 2010, see the Management’s Discussion and Analysis included in our Annual Report.

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

On April 29, 2011, we acquired the operations of and selected assets of Southland Care Center; a 126 bed skilled nursing facility located in Dublin, Georgia.  Through an Operations Transfer Agreement, we obtained control of the facility effective May 1, 2011.  The purchase price was $6,850,000.  Also, on April 29, 2011, we acquired the operations of and selected assets of Autumn Breeze Healthcare Center; a 109 bed skilled nursing facility located in Marietta, Georgia.  The purchase price was $5,900,000.  Through an Operations Transfer Agreement, we obtained control of the facility effective May 1, 2011.

The Company had paid $500,000 in earnest money upon entering the purchase agreement and an additional $400,000 to extend the closing date to April 29, 2011.  To complete the acquisitions, we entered into two promissory notes in the aggregate of $10,300,000.  The notes mature on April 30, 2012, accrue interest at a variable rate of LIBOR plus 3.75% per annum and may be repaid without penalty.  The notes are secured by the facilities and guaranteed by AdCare Health Systems, Inc.  We plan to replace this short term financing with long term financing prior to the loan maturity dates.

We are currently evaluating acquisition opportunities in addition to those described above and we continue to seek new opportunities to further our growth strategy.  No assurances can be made that any of these opportunities will be determined to be appropriate or that they may be acquired on terms acceptable to us.

Segments

As of March 31, 2011, our business operates in four segments: skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), home health and management and development.  In our skilled nursing and assisted living segments, we operate, have ownership interests in or lease twenty-two facilities for which we collect fees from the residents of those facilities. Profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with operating those facilities. In our home health segment profits/losses are generated to the extent that the monthly patient fees exceed the costs associated with providing services to patients in their homes.  In our management and development segment, we manage an aggregate of six assisted living facilities, nursing homes and an independent living campus all of which are owned by third parties. With respect to these facilities, we receive a management fee based on the revenue generated by the facilities. Within our management and development segment, we provide development, consulting and accounting services to third parties. In these instances, we receive a fee for providing those services. These fees vary from project to project, with the development fee in most cases being based on a percentage of the total cost to develop the project.

	Number of Units	Owned	Leased	Managed for Third Parties	Total
Skilled nursing	2,193	5	11	4	20
Assisted living	301	6	-	1	7
Independent living	83	-	-	1	1
Total	2,577	11	11	6	28

Skilled Nursing Facility Segment

We focus on two primary indicators in evaluating the financial performance in this segment.  Those indicators are facility occupancy and staffing.  Facility staffing is important because payroll and related payroll costs represent approximately 58% of our total operating costs.  Staffing levels and the quality of staff are closely monitored by management to make sure costs are maintained within expected levels and to assure a high level of quality services.  Facility occupancy is important as higher occupancy generally leads to higher revenue.  In addition, concentrating on increasing the number of Medicare and commercial insurance covered admissions helps in increasing revenue.  We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis.

Skilled Nursing Facilities
Average Occupancy
AdCare average, March 31, 2011	87.2%
AdCare average, March 31, 2010	83.4%

We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are typically higher.  For the three months ended March 31, 2011, the percentage of patients covered by Medicare in our skilled nursing facilities was 15.3% compared to 13.4% for the three months ended March 31, 2010.  We have undertaken several initiatives to increase census in our skilled nursing segment including bi-weekly conference calls to discuss census development, advertising campaigns, a sales incentive system and multiple public events at facilities to increase community interaction and facility visibility.

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

On April 28, 2011, Centers for Medicare and Medicaid Services (CMS) released the annual Skilled Nursing Facility Prospective Payment System (SNF PPS) Rule for fiscal year 2012. The proposed rule provides for two different scenarios and seeks input as CMS decides which to implement on October 1, 2011. In option one, CMS attempts to adjust for the unanticipated impact of RUGS-IV. The rule states that to make RUGS IV revenue neutral, CMS must cut reimbursement rates by approximately 12.8%. After factoring in the 1.5% market basket increase, the net impact would be an 11.3% rate reduction effective October 1, 2011. Under option two, CMS would update the market basket index for fiscal year 2012 by 2.7%. Providers would then take a 1.2% percent adjustment as a result of the Affordable Care Act. The net result is a gain of 1.5%.  This proposal is now being reviewed by various local and national health care advocacy groups.  The outcome of the proposal is not certain at this time.

The Governor of the State of Ohio is currently preparing the state Biennial Budget for the period covering 2011-2013.  The Governor and his administration have released several statements regarding Medicaid indicating that cuts in reimbursement to nursing homes are likely.  Early estimates indicate Medicaid spending cuts in Ohio could be as high as 7%.  The budget process is not complete.  At this time, no significant changes are anticipated in Alabama, Georgia or North Carolina.  For the three months ended March 31, 2011, Medicaid covered patients of our skilled nursing facilities comprised approximately 76.9% of our total skilled nursing facility patients.

Assisted Living Facility Segment

Similar to our skilled nursing segment, in our assisted living segment, we focus on facility occupancy and staffing.

Assisted Living Facilities
Average Occupancy
AdCare average, March 31, 2011	72.5%
AdCare average, March 31, 2010	85.4%

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

Home Based Care Segment

In addition to providing home health care services to patients in their homes, we are utilizing our home health services in our assisted living and independent living properties in Ohio to create cross selling opportunities.  For the three months ended March 31, 2011, the percentage of our home health patients covered by Medicare has decreased to 16.5% compared 23.8% for the three months ended March 31, 2010.  While we have experienced recent declines in the number of patients we are serving for home health services, we don’t believe this is a trend.  We continue to pursue marketing initiatives to improve our referrals and increase the number of patients we are providing services to.

Management, Development and Corporate Segment

We manage five skilled nursing facilities, two assisted living facilities and one independent living campus for third party owners.  Additionally, we provide accounting services to one skilled nursing facility.  Our contracts for these services are for either a fixed monthly fee or for a percentage of revenue generated by the managed facility.  Depending on the type of contract, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility’s revenue increases for the contracts that are based on a percentage of revenue.  Management consulting and development fee revenue has decreased $10,400 for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010, primarily as a result of lower consulting revenue.

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

The table below contains our segment information for the three months ended March 31, 2011 and 2010.

Amounts in 000’s
	SNF	ALF	Home Health	Management, Development & Corporate	Total
Three months ended March 31, 2011
Net Revenue	$28,191	$2,341	$ 481	$ 497	$31,510
Payroll & Associated Costs	14,876	1,145	444	1,651	18,116
Other Operating Expenses	10,448	840	89	(894)	10,483
Lease Expense	1,903	-	-	-	1,903
Depreciation & Amortization	459	152	4	36	651
Operating Income (Loss)	$ 505	$ 204	$ (56)	$ (296)	$ 357
Total Assets	$63,810	$ 22,256	$ 2,295	$ 9,874	$98,235

Three months ended March 31, 2010
Net Revenue	$3,308	$ 1,892	$ 667	$ 507	$ 6,374
Payroll & Associated Costs	1,738	882	518	923	4,061
Other Operating Expenses	1,243	634	101	56	2,034
Lease Expense	151	-	-	-	151
Depreciation & Amortization	80	131	4	27	242
Operating Income (Loss)	$ 96	$ 245	$ 44	$(499)	$ (114)
Total Assets	$8,113	$ 15,814	$ 2,533	$ 4,098	$30,558

Skilled Nursing Facilities

For the three months ended March 31, 2011, revenue in our skilled nursing segment increased approximately $24,802,000 when compared to the three months ended March 31, 2010, as a result of acquisitions.  Additionally, revenue in our legacy properties (those that we owned and operated prior to our recent acquisitions which began in August, 2010) increased by approximately $81,200.  This segment had a net income from operations of $505,000 which is $409,000 higher compared to the three months ended March 31, 2010 as a result of higher revenue due to increased occupancy and more residents covered by Medicare..  We plan to increase facility occupancy and to increase the number of patients covered by Medicare.  We expect to continue to implement and refine strategies to achieve these goals.  Total assets increased $55,696 due to acquisitions made since March 31, 2010.

Assisted Living Facilities

For the three months ended March 31, 2011, revenue in our assisted living segment increased approximately $449,000 when compared to the three months ended March 31, 2010, as a result of increased revenue from acquisitions.  Additionally, revenue in our legacy properties (those that we owned and operated prior to our acquisition of Riverchase in June, 2010) increased by approximately $84,800.  This segment had income from operations of $204,000 which is $41,000 less than 2010 as a result of lower occupancy offset by annual increase in rates charged to residents of the facilities.  We have a number of initiatives in place to help improve the occupancy.  Total assets increased $6,441,000 primarily due acquisitions made during the year.

Home Health Segment

For the three months ended March 31, 2011, revenue in our home based care segment declined approximately $186,000 as a result of fewer patients and fewer patients covered by Medicare.  The decline in revenues resulted in a loss from operations of approximately $56,000 which is $100,000 less than in 2010.  The decrease in total assets was primarily the result of depreciation.  We continue to pursue marketing initiatives to improve our referrals and increase the number of patients we are providing services to.

Management, Development and Corporate Segment

Management consulting and development fee revenue has decreased approximately $10,000 for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.  Net loss from operations was $296,000 due primarily to corporate overhead, costs for acquisitions and non cash charges for compensation expense related to warrants, restricted stock and employee stock options.

Critical Accounting Policies and Use of Estimates

There have been no significant changes during the three month period ended March 31, 2011 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in our most recent Annual Report on Form 10-K filed with the SEC on March 31, 2011.

Consolidated Results of Operations

Three months ended March 31, 2011 and 2010

Revenue

	March 31, 2011	March 31, 2010	Increase/ (Decrease)	% Change
Patient care revenue	$31,012,524	$5,866,787	$25,145,737	428.6%
Management, consulting and development fee revenue	497,341	507,731	(10,390)	(2.0)%
	$31,509,865	$6,374,518	$25,135,347	394.3%

For the periods compared, patient care revenue increased $25,145,737 or 428.6%.  Revenue increased $25,166,000 as a result of our acquisitions that began primarily in the third quarter of 2010.  This increase was offset by a decrease in revenue in our legacy properties (those properties that we owned and operated prior to our recent acquisitions which began in August, 2010) of approximately $20,000.  The average occupancy in our legacy skilled nursing centers increased .4% while the number of residents covered by Medicare increased to 15.7% for the three months ended March 31, 2011 compared to 13.4% for the three months ended March 31, 2010 resulting in an increase in revenue of approximately $81,200.  The average occupancy in our legacy assisted living facilities declined 12.9%; however, revenue in our assisted living centers increase $84,800 as a result of an annual increase in rates charged to privately paying residents offsetting lower occupancy levels.  Home health revenue declined approximately $186,000 as a result of services provided to fewer patients as well as fewer Medicare patients overall.  Management, consulting and development fee revenue decreased approximately $10,400 or 2% primarily as a result of lower consulting fees.

Operating Expenses

	March 31, 2011	March 31, 2010	Increase	% Change
Payroll and related payroll costs	$18,115,812	$4,060,964	$14,054,848	346.1%
Other operating expenses	10,482,845	2,033,725	8,449,120	415.5%
Lease expense	1,902,724	151,151	1,751,573	1158.8%
Depreciation and amortization	651,193	242,564	408,629	168.5%
	$31,152,574	$6,488,404	$24,664,170	380.1%

Operating expenses for the three months ended March 31, 2011 increased by $24,664,000 or 380.1%.  Payroll and related payroll costs increased by $14,055,000 or 346.1%.  Payroll and related payroll costs increased $13,311,000 as a result of our acquisitions.  The remaining increase of $744,000 is due primarily to additional corporate overhead payroll as a result of our growth and approximately $174,000 in additional noncash charges related to stock based compensation.

Other operating expenses increased $8,449,000 or 415.5%.  Approximately $8,032,000 was as a result of acquisitions.  Approximately $417,000 of the increase was due primarily to increased expenses related to audit fees, higher legal fees, consulting fees for investment bankers and investor relations and Board activities.

Lease expense increased $1,752,000 or 1158.8% as a result of entering ten new operating leases for skilled nursing facilities beginning in the third quarter of 2010.

Depreciation and amortization expense increased by $409,000 or 168.5% primarily due to depreciation of the assets of facilities acquired, included recognized intangible assets, and routine additions of fixed assets and their related depreciation expense.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2011 was approximately $357,000.  When compared to the three months ended March 31, 2010 loss from operations of approximately $114,000, this represents an increase of approximately $471,000.  This is primarily a result of increased revenue as described above.

Other Income and Expense

	March 31, 2011	March 31, 2010	Change	% Change
Interest income	$19,159	$5,689	$13,470	236.8%
Interest expense	(1,459,349)	(292,945)	(1,166,404)	398.2%
Gain on acquisitions, net of acquisition costs	979,339	825,989	153,350	18.6%
Derivative loss	(1,349,866)	-	(1,349,866)	100.0%
Other income	608,165	-	608,165	100.0%
	$(1,202,552)	$538,733	$(1,741,285)	(323.2)%

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010, interest expense increased approximately $1,166,000 primarily due to interest expense on additional debt incurred as a result of acquisitions.  Gain on acquisitions, net of acquisition costs were the result of gains recognized on the acquisition of the Sylva, North Carolina facility during the first quarter, 2011.  The derivative loss of $1,350,000 was a result of a fair market value adjustment to the derivative liability that was established in the fourth quarter of 2010.  On October 29, 2010, we entered a convertible debt agreement that included a conversion feature that was not indexed to our common stock.  As a result, we recognized a liability that must be adjusted to fair market value at each financial statement reporting date.  These adjustments are recognized as a gain or loss on the derivative depending upon the relative change in fair market value.  Other income is a result of a gain of approximately $608,000 recognized as a result of collection of accounts receivable acquired during 2010 in excess of the fair market value originally assigned to the accounts receivable.

Summary

Loss before income taxes for the three months ended March 31, 2011, was approximately $845,000 compared to a net income of approximately $425,000 for the three months ended March 31, 2010, a decrease of approximately $1,270,000.

Income tax expense of approximately $96,400 for three months ended March 31, 2011, is related to the amortization of purchased goodwill and indefinite lived assets under Internal Revenue Code section 197.  However, as a result of existing loss carry forwards no tax will actually be paid by the Company.

Net loss attributable to AdCare Health Systems for the three months ended March 31, 2011, was approximately $765,000 compared to a net income for the three months ended March 31, 2010, of approximately $410,000, a decrease of approximately $1,175,000 as a result of the items described above.

Liquidity and Capital Resources

Overview

We had net working capital as of March 31, 2011, of approximately $1,746,000 as compared to net working capital of approximately $708,000 for the year ended December 31, 2010, an increase of approximately $1,038,000.  This increase is primarily the result of increased accounts receivable as a result of our growth and increased cash from our acquisition financing activities.

Some of our properties are financed with loans secured by the Department of Housing and Urban Development (“HUD”).  These loans limit our use of the cash generated by the properties for purposes other than to fund the operations of the HUD financed property.  In January and July each year, we are permitted to withdraw cash from these properties if a calculation of cash flow determines that the properties have generated cash in excess of what is needed to fund the expenses of the property in the short term.  When the calculation indicates there is available cash, we withdraw the funds from the property and deposit them in an interest bearing checking account and hold them for future use in operations.  Of our unrestricted cash balance of approximately $9,704,000, there was approximately $870,000 of cash that was subject to these requirements representing approximately 9% of our unrestricted cash balance as of March 31, 2011.

On March 31, 2011, the we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers an aggregate of $2,115,000 in principal amount of our

Subordinated Convertible Notes (the “Notes”), bearing 10.0% interest per annum payable quarterly in cash in arrears beginning June 30, 2011.  The Notes mature on March 31, 2014.  The Notes are convertible into shares of common stock of the Company at a conversion price $5.30.  The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event.  The Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.

Also, on March 31, 2011, the Company entered a Promissory Note in the amount of $1,385,000.  The promissory note bears interest at the rate of 12% and matures on July 1, 2011.  The Company paid a commitment fee of 4% or $55,400 in connection with the promissory note.  On April 29, 2011, we issued an additional $1,783,700 in principal amount of the convertible debt issuance discussed in Note 7.  On May 6, 2011, the Company issued an additional $610,000 in principal amount of the convertible debt issuance.  Net proceeds obtained, after issuance costs, was approximately $2,170,000.  Of this amount, approximately $1,427,000 was used to repay a short-term promissory note and related accrued interest.

On February 25, 2011, we joined five additional AdCare subsidiaries as additional borrowers in the Credit Agreement that was initially entered into on October 29, 2010, with Gemino Healthcare Finance, LLC.  The additional borrowers increased the amount of credit available to us and the maximum amount of the credit facility increased from $5,000,000 to $7,500,000.  On April 26, 2011, we joined two additional AdCare subsidiaries as additional borrowers in the Credit Agreement.  The additional borrowers increased the amount of credit available to us by $1,200,000.

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

Cash Flow

Our cash requirements are satisfied primarily with cash generated from operating activities, financing activities and additional indebtedness.  Our cash flow is dependent on our ability to collect accounts receivable in a timely manner.  The majority of our revenue is from Medicaid and Medicare programs.  These are reliable payment sources which make our likelihood of collection very high.  However, the time it takes to receive payment on a claim from these sources can take up to several months.  On average, accounts receivable were outstanding approximately 36 days before collection as of March 31, 2011, and 26 days as of December 31, 2010.  The status of accounts receivable collections is monitored very closely by our senior management.

Three months ended March 31, 2011

Net cash provided by operating activities for the three months ended March 31, 2011, was approximately $783,000 consisting primarily of our net loss from operations less the noncash gain on acquisitions, and changes in working capital partially offset by other noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activity.

Net cash used in investing activities for the three months ended March 31, 2011, was approximately $545,000.  This is primarily the result of deposits for acquisitions and the purchase of additional equipment offset partially by reductions in restricted cash and investments.

Net cash provided by financing activities was approximately $5,555,000 for the three months ended March 31, 2011.  This is primarily the result of proceeds from the convertible debt issuance net of issuance costs on March 31, 2011, and increases in borrowings on the line of credit partially offset by repayments of existing debt obligations.

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

Net cash used in financing activities was approximately $40,000 for the three months ended March 31, 2010.  This is primarily the result of routine principal payments on existing loans partially offset by $57,000 drawn from our line of credit and $100,000 received upon the exercise of warrants.

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

Item 6.  Exhibits and Reports on Form 8-K

a.

The following Exhibits are attached:

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

b.

The Company filed the following Reports on Form 8-K during the three months ended March 31, 2011:

Date	Description
January 6, 2011	Amendment to 8-K filed on October 6, 2010.
January 6, 2011	Announcing the acquisition of the Sylva, North Carolina skilled nursing facility
January 14, 2011	Announcing the retirement of the Company’s CEO and the related press release
March 29, 2011	Entry into a purchase agreement and the related press release

The Company filed the following Reports on Form 8-K subsequent to March 31, 2011:

Date	Description
April 1, 2011	Amendment to March 29, 2011, to include previously omitted exhibits
April 6, 2011	Material Definitive Agreement and Direct Financing Obligation
May 5, 2011	Material Definitive Agreement and Direct Financing Obligation
May 13, 2011	Financial Statements and Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.

(Registrant)

Date:  May 16, 2011

/s/Gary L. Wade

President and Co-Chief Executive Officer

Date:  May 16, 2011

/s/Boyd P. Gentry

Co-Chief Executive Officer

Date:  May 16, 2011

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

Date: May 16, 2011	By	/s/Gary L. Wade
President and Co-Chief Executive Officer

Exhibit 31.1

CERTIFICATIONS

I, Boyd P. Gentry certify that:

6.

I have reviewed this quarterly report on Form 10-Q of AdCare Health Systems, Inc.;

7.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

9.

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

10.

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

Date: May 16, 2011	By	/s/Boyd P. Gentry
Co-Chief Executive Officer

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

Date: May 16, 2011	By	/s/Scott Cunningham
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2011, as filed with the Securities and Exchange Commission (the “Report”), I, Gary L. Wade, President and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 16, 2011	By:	/s/Gary L. Wade
Gary L. Wade, President and Co-Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2011, as filed with the Securities and Exchange Commission (the “Report”), I, Boyd P. Gentry, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 16, 2011	By:	/s/Boyd P. Gentry
Boyd P. Gentry, Co-Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdCare Health Systems, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2011, as filed with the Securities and Exchange Commission (the “Report”), I, Scott Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as added by § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 16, 2011	By:	/s/Scott Cunningham
Scott Cunningham, Chief Financial Officer