Form 10-Q
period 2011-06-30
ADCARE HEALTH SYSTEMS INC
filed 2011-08-11
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33135

AdCare Health Systems, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1332119
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 1, 2011:  9,441,236 shares of common stock with no par value were outstanding

AdCare Health Systems, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,660,797	$3,911,140
Restricted cash and cash equivalents	3,104,177	1,047,454
Accounts receivable:
Long-term care resident receivables, net	14,177,043	10,943,963
Management receivables, net	207,150	271,224
Prepaid expenses and other	919,700	1,243,663
Total current assets	24,068,867	17,417,444

Restricted cash and investments	3,640,201	3,099,936
Property and equipment, net	56,632,391	37,606,301
Intangibles, net	22,807,450	16,159,845
Goodwill	2,679,482	2,679,482
Escrow deposits for acquisitions	790,000	1,725,086
Lease deposits	1,694,105	1,670,282
Other assets	3,625,853	2,600,530
Total assets	$115,938,349	$82,958,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$8,073,620	$3,633,401
Accounts payable	5,785,768	3,411,772
Accrued expenses	10,592,303	9,664,325
Total current liabilities	24,451,691	16,709,498

Notes payable and other debt, net of current portion	72,423,116	47,210,995
Derivative liability	6,843,787	2,905,750
Other liabilities	1,452,405	1,267,429
Deferred tax liability	412,963	255,141
Total liabilities	105,583,962	68,348,813

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 29,000,000 shares authorized; 8,518,601 and 8,349,197 shares issued and outstanding	27,860,173	26,611,870
Accumulated deficit	(17,711,036)	(12,548,870)
Total stockholders’ equity	10,149,137	14,063,000
Noncontrolling interest in subsidiaries	205,250	547,093
Total equity	10,354,387	14,610,093
Total liabilities and stockholders’ equity	$115,938,349	$82,958,906

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Patient care revenues	$34,323,137	$5,700,272	$65,335,661	$11,567,059
Management revenues	486,183	523,941	983,523	1,031,672
Total revenues	34,809,320	6,224,213	66,319,184	12,598,731

Expenses:
Payroll and related payroll costs	19,102,771	3,965,010	37,218,583	8,025,974
Other operating expenses	11,692,223	2,157,949	22,175,069	4,191,674
Lease expense	1,946,868	138,339	3,849,591	289,490
Depreciation and amortization	709,774	233,410	1,360,967	475,974
Salary retirement and continuation costs	621,605	—	621,605	—
Total expenses	34,073,241	6,494,708	65,225,815	12,983,112

Income (Loss) from Operations	736,079	(270,495)	1,093,369	(384,381)

Other (Expense) Income:
Interest expense, net	(1,854,281)	(298,240)	(3,294,471)	(585,460)
Acquisition costs, net of gains	(622,120)	807,789	357,219	1,633,778
Derivative loss	(2,588,171)	—	(3,938,037)	—
Loss on extinguishment of debt	(77,400)	—	(77,400)	—
Other income (expense)	(21,219)	(33,595)	586,947	(33,631)
Total other (expense) income	(5,163,191)	475,954	(6,365,742)	1,014,687

(Loss) Income Before Income Taxes	(4,427,112)	205,459	(5,272,373)	630,306
Income Tax Expense	(135,265)	(10,642)	(231,636)	(21,284)
Net (Loss) Income	(4,562,377)	194,817	(5,504,009)	609,022
Net Loss (Income) Attributable to Noncontrolling Interests	165,507	(804,858)	341,843	(809,562)
Net Loss Attributable to AdCare Health Systems	$(4,396,870)	$(610,041)	$(5,162,166)	$(200,540)

Net Loss Per Share, Basic	$(0.52)	$(0.11)	$(0.62)	$(0.04)
Net Loss Per Share, Diluted	$(0.52)	$(0.11)	$(0.62)	$(0.04)

Weighted Average Common Shares Outstanding,
Basic	8,425,698	5,710,696	8,387,347	5,688,659
Diluted	8,425,698	5,710,696	8,387,347	5,688,659

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(5,504,009)	$609,022
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,360,967	475,974
Warrants issued for services	297,370	6,417
Stock based compensation expense	466,505	425,153
Provision for leases in excess of cash	379,046	—
Amortization of deferred financing costs	407,908	9,362
Amortization of debt discounts	444,963	—
Derivative loss	3,938,037	—
Loss on debt extinguishment	77,400	—
Deferred tax expense	157,822	21,284
Loss on disposal of assets	126,015	1,303
Gain on acquisitions	(1,104,486)	(1,805,740)
Noncash acquisition costs	—	171,961
Provision for bad debts	341,452	3,624
Other noncash items	45,053	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(3,510,458)	91,190
Prepaid expenses and other	259,019	(29,336)
Other assets	(28,957)	(104,547)
Accounts payable and accrued expenses	3,343,271	(415,188)
Other liabilities	(264,459)	218,989
Net cash provided by (used in) operating activities	1,232,459	(320,532)

Cash flows from investing activities:
Change in restricted cash and investments	(109,588)	187,161
Escrow deposits for acquisitions	(790,000)	(500,000)
Acquisitions	(5,003,527)	(500,000)
Purchase of property and equipment	(1,942,907)	(535,263)
Net cash used in investing activities	(7,846,022)	(1,348,102)

Cash flows from financing activities:
Proceeds from debt	4,829,954	57,048
Proceeds from exercise of warrants/options	219,472	223,600
Debt issuance costs	(174,884)	—
Change in line of credit	4,286,946	—
Repayment of notes payable	(798,268)	(336,099)
Net cash provided by (used in) financing activities	8,363,220	(55,451)

Net Change in Cash	1,749,657	(1,724,085)
Cash, Beginning	3,911,140	4,481,100
Cash, Ending	$5,660,797	$2,757,015

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,437,834	$577,843
Supplemental Disclosure of Noncash Activities:
Noncash change in fair value of PP&E from acquisition	$—	$750,287
Acquisitions in exchange for debt	17,384,418	6,365,000
Warrants issued for financings costs	329,901	5,580,001
Other assets acquired in exchange for debt	3,426,778	—

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Common Stock
		Accumulated	and Additional	Noncontrolling
	Total	Deficit	Paid-in Capital	Interest

Balance, January 1, 2011:	$14,610,093	$(12,548,870)	$26,611,870	$547,093

Nonemployee warrants for services	355,933	—	355,933	—
Nonemployee stock issuance for services	206,394	—	206,394	—
Stock based compensation expense	466,505	—	466,505	—
Exercises of options and warrants	219,471	—	219,471	—
Net loss	(5,504,009)	(5,162,166)	—	(341,843)

Balance, June 30, 2011	$10,354,387	$(17,711,036)	$27,860,173	$205,250

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare Health Systems, Inc. (“AdCare”) and its subsidiaries (the “Company”, or “we”).  The Company delivers skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  All inter-company accounts and transactions were eliminated in the consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).  In the opinion of the Company’s management, all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potentially dilutive securities, such as options, warrants, and non-vested shares outstanding during the period.  Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value.  The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities.  Due to the net losses attributable to the Company for the three and six months ended June 30, 2011 and 2010, no potentially dilutive securities have been included in the diluted earnings per share calculation because they would automatically result in anti-dilution.

Intangible Assets and Goodwill

There have been no required impairment adjustments to intangible assets and goodwill during the six months ended June 30, 2011 and 2010.

Intangible assets consist of the following:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Bed Licenses	$14,399,307	$—	$14,399,307	$7,309,307	$—	$7,309,307
Lease Rights	9,020,018	(611,875)	8,408,143	9,020,018	(169,480)	8,850,538
Totals	$23,419,325	$(611,875)	$22,807,450	$16,329,325	$(169,480)	$16,159,845

NOTE 1.                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Goodwill (continued)

Amortization expense was approximately $442,000 for the six months ended June 30, 2011.  Estimated amortization expense for each of the years ending December 31 is as follows:

2011 (remainder)	$442,800
2012	884,790
2013	884,790
2014	884,790
2015	884,790
Thereafter	4,426,183
$8,408,143

Recently Issued and Adopted Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-07, which is included in the Codification under ASC 954, “Health Care Entities.”  This ASU requires health care entities to separately present bad debt expense related to patient care revenue as a reduction of patient care revenue (net of contractual allowances and discounts) on the statement of operations for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered.  This ASU also requires certain qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient care services.  This ASU will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact of the adoption but believes that the adoption will not have a material impact on the Company’s consolidated financial statements.

NOTE 2.                  LIQUIDITY AND PROFITABILITY

The Company had a net loss of approximately $5,162,000 and $201,000 for the six months ended June 30, 2011 and 2010, respectively, and had negative working capital of approximately $383,000 at June 30, 2011.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

Management’s plans with the objective of improving liquidity and profitability in the future encompass the following:

•            increase existing facility occupancy;

•            acquire skilled nursing properties that have not traditionally concentrated on providing Medicare and post-acute services, and once acquired, to optimize patient care, occupancy, and quality mix; and

•            acquire existing cash flowing operations to expand the Company’s operations and branch out into other related areas of business.

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability.  However, there can be no assurance that such events will occur.

NOTE 3.       SEGMENTS

The Company reports its operations in four segments: skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), home based care (“Home Health”), and Management/Corporate (“Management/Corporate”).  The SNF and ALF segments provide services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The Home Health segment provides home health care services to patients while they are living in their own homes.  The Management/Corporate segment engages in the management of facilities and accounting and IT services.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating results excludes interest expense and other non-operating income and expenses.  The table below contains our segment information for the three and six months ended June 30, 2011 and 2010.

Amounts in 000’s

	SNF	ALF	Home Health	Management / Corporate	Total
Three months ended June 30, 2011
Net Revenues	$31,462	$2,410	$451	$486	$34,809
Payroll & Related Costs	15,916	1,125	441	1,621	19,103
Other Operating Expenses	11,368	746	111	(533)	11,692
Lease Expense	2,103	—	—	(156)	1,947
Depreciation & Amortization	504	161	4	41	710
Salary Continuation Costs	—	—	—	621	621
Operating Income (Loss)	$1,571	$378	$(105)	$(1,108)	$736

Three months ended June 30, 2010
Net Revenues	$3,230	$1,874	$597	$523	$6,224
Payroll & Related Costs	1,680	957	458	870	3,965
Other Operating Expenses	1,279	643	110	126	2,158
Lease Expense	138	—	—	—	138
Depreciation & Amortization	81	122	5	25	233
Salary Continuation Costs	—	—	—	—	—
Operating Income (Loss)	$52	$152	$24	$(498)	$(270)

Six months ended June 30, 2011
Net Revenues	$59,653	$4,751	$932	$983	$66,319
Payroll & Related Costs	30,792	2,270	885	3,272	37,219
Other Operating Expenses	21,816	1,586	200	(1,427)	22,175
Lease Expense	4,006	—	—	(156)	3,850
Depreciation & Amortization	963	313	8	77	1,361
Salary Continuation Costs	—	—	—	621	621
Operating Income (Loss)	$2,076	$582	$(161)	$(1,404)	$1,093
Total Assets	$85,477	$22,481	$2,286	$5,694	$115,938

Six months ended June 30, 2010
Net Revenues	$6,538	$3,766	$1,264	$1,031	$12,599
Payroll & Related Costs	3,418	1,839	976	1,793	8,026
Other Operating Expenses	2,522	1,277	211	182	4,192
Lease Expense	289	—	—	—	289
Depreciation & Amortization	161	253	9	53	476
Salary Continuation Costs	—	—	—	—	—
Operating Income (Loss)	$148	$397	$68	$(997)	$(384)
Total Assets	$7,847	$22,978	$2,450	$9,253	$42,528

NOTE 4.       COMMITMENTS AND CONTINGENCIES

Legal Matters

The skilled nursing business involves a significant risk of liability given the age and health of the Company’s patients and residents and the services the Company provides. The Company and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, which may allege that services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally-funded healthcare programs.  As of June 30, 2011, the Company does not have any material loss contingencies recorded based on management’s evaluation of the probability of loss from known claims.

Special Termination Benefits

For the six months ended June 30, 2011, the Company accrued certain salary retirement and continuation costs of approximately $622,000 related to separation agreements with the Company’s former Chief Executive Officer and Chief Financial Officer.  The benefits include wage continuation and fringe benefits to be paid out during the following 24 months.

NOTE 5.       PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	June 30, 2011	December 31, 2010
Buildings and improvements	5-40	$51,080,065	$33,748,211
Equipment	2-10	5,179,480	3,954,391
Land	—	5,714,389	4,719,390
Furniture and fixtures	2-5	775,986	489,686
Construction in process	—	263,245	196,589
		63,013,165	43,108,267
Less: accumulated depreciation		6,380,774	5,501,966
Property and equipment, net		$56,632,391	$37,606,301

NOTE 6:  RESTRICTED CASH AND INVESTMENTS

The following is a reconciliation of the Company’s various restricted cash, escrow deposits and investments as of the periods ending:

	June 30, 2011	December 31, 2010
HUD escrow deposits	$289,231	$336,993
Funds held in trust for residents	131,048	113,835
Self-restricted cash	183,898	596,626
Restricted accounts for other debt obligations	2,500,000	—
Total current portion	3,104,177	1,047,454
HUD reserves for capital improvements	1,110,158	1,035,851
Restricted investments for other debt obligations	2,530,043	2,064,085
Total noncurrent portion	3,640,201	3,099,936
Total restricted cash and investments	$6,744,378	$4,147,390

NOTE 6:  RESTRICTED CASH AND INVESTMENTS (continued)

During 2011, the Company was required to maintain new restricted cash and investment accounts as a result of new debt financing agreements (see Note 8).

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Accrued payroll related expenses	$3,461,676	$3,386,110
Accrued employee benefits	2,672,966	1,405,384
Real estate and other taxes	1,397,734	760,999
Third party overpayments and accrued cost report settlements	1,265,597	943,335
Other accrued expenses	1,794,330	3,168,497
Accrued expenses	$10,592,303	$9,664,325

NOTE 8.  NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

	June 30, 2011	December 31, 2010
Lines of credit	$6,237,078	$1,950,132
Mortgage notes payable	52,145,404	32,378,012
Convertible debt, net of discount	14,315,562	9,379,761
Bonds payable, net of discount	6,170,918	6,165,553
Other debt	1,627,774	970,938
Total notes payable and other debt	80,496,736	50,844,396

Less current portion	8,073,620	3,633,401
Total notes payable and other debt, net of current portion	$72,423,116	$47,210,995

Lines of Credit

On February 25, 2011, AdCare joined five additional subsidiaries as additional borrowers in the Credit Agreement that was initially entered into on October 29, 2010, with Gemino Healthcare Finance, LLC (“Gemino”).  The additional borrowers increased the amount of credit available to the Company and the maximum amount of the credit facility increased from $5,000,000 to $7,500,000.  On April 26, 2011, the original terms of the agreement were modified to reduce the maximum amount of the credit facility to $5,500,000 and a new $2,000,000 revolving note was issued under an affiliated credit agreement by adding two additional subsidiaries. On June 2, 2011, AdCare joined two additional subsidiaries as additional borrowers in the credit agreement. The combined total maximum debt with Gemino remains at $7,500,000.

The Credit Agreement with Gemino contains various financial covenants and other restrictions, including a fixed charge coverage ratio and maximum loan turn days.  The Company is required to maintain a fixed charge coverage ratio of 1.1:1, which was not met at June 30, 2011; therefore, the Company was not in compliance with this covenant.  However, the Company received a waiver of compliance from Gemino on August 10, 2011.

NOTE 8.  NOTES PAYABLE AND OTHER DEBT (continued)

Mortgage Notes

In February 2011, the Company refinanced the Mountain Trace facility through the issuance of a mortgage note payable to a financial institution for a total amount of $5,000,000 that matures in 2036, 80% of which is insured by the United States Department of Agriculture (the “USDA”).  The USDA mortgage note requires monthly principal and interest payments of approximately $31,700 adjusted quarterly with a variable interest rate of prime plus 1.75% with a floor of 5.75%.  Deferred financing costs incurred on the loan amounted to approximately $174,000 and are being amortized to interest expense over the life of the notes.  In addition, the loan has an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion.  The loan has prepayment penalties of 10% through 2011 declining by 1% each year capped at 1% for the first ten years.  The loan has certain financial covenants of which the Company was in compliance at June 30, 2011.

To complete the April 29, 2011 acquisition of Southland Care Center, the Company issued a secured promissory for $5,800,000.  The note matures on April 30, 2012, accrues interest at a variable rate of LIBOR plus 3.75% per annum and may be repaid without penalty with the principal amount due at maturity.  The Company received net proceeds of approximately $5,723,000 net of legal and other financing costs.  The note is secured by the Southland Care Center facility and guaranteed by AdCare.  Subsequent to June 30, 2011, the Company refinanced this short term note with long term financing (see Note 12).  As a result, this short term note is classified as long term because the Company has consummated the refinancing into a long term note.

To complete the April 29, 2011 acquisition of Autumn Breeze Healthcare Center, the Company issued a secured promissory note for $4,500,000.  The note matures on April 30, 2012, accrues interest at a variable rate of LIBOR plus 3.75% per annum and may be prepaid at any time without penalty with the principal amount due at maturity.  The note is secured by the Autumn Breeze Healthcare Center facility.  The Company received net proceeds of approximately $2,436,000 net of $2,000,000 held in a restricted trust account and $64,000 of legal and other financing costs.  The Company plans to replace this short term financing with permanent long term financing prior to the maturity date.

To complete the May 31, 2011 acquisition of College Park Healthcare Center, the Company entered a business loan agreement for $2,840,000.  The loan matures on May 1, 2031, accrues interest at the prime rate plus 2% with a minimum rate of 6.25% per annum and may be repaid without penalty with required monthly payments of principal and interest of approximately $21,000.  The loan is secured by the College Park Healthcare Center facility and guaranteed by AdCare, and by Christopher Brogdon, Vice Chairman and Chief Acquisitions Officer of the Company, and his spouse.  Additionally, the Company entered a short term loan agreement for $2,034,000.  This loan matures on February 28, 2012, accrues interest at 10% with the principal amount due at maturity.   This loan is secured by the College Park Healthcare Center facility as well as the facility known as Autumn Breeze Healthcare Center. From both of these loans, the Company received net proceeds of approximately $4,280,000 net of approximately $487,000 held in a restricted escrow account for required facility improvements and $107,000 of legal and other financing costs.  Additionally, the Company has assigned certificates of deposit as additional collateral in the initial amount of $500,000.  The Company will be required to pledge additional certificates of deposit over the next eight months until the loan is refinanced and on August 1, 2011 the Company pledged additional cash collateral of $500,000.  This loan is also guaranteed by Christopher Brogdon, Vice Chairman and Chief Acquisition Officer of the Company and his spouse.  The Company plans to replace this short term financing with permanent long term financing prior to the maturity date.

The Autumn Breeze Healthcare Center and College Park Healthcare Center short term notes above are due within one year but have been classified as long-term notes because the Company is in the process of refinancing these short-term obligations into long-term notes and has demonstrated the ability to consummate the current refinancing agreements.

NOTE 8.  NOTES PAYABLE AND OTHER DEBT (continued)

Convertible Debt Issuance

On March 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers an aggregate of $2,115,000 in principal amount of the Company’s Subordinated Convertible Notes (the “Notes”).  On April 29, 2011, the Company issued an additional $1,783,700 in principal amount of the convertible debt issuance.  On May 6, 2011, the Company issued an additional $610,000 in principal amount of the Notes.  The total outstanding principal amount of the Notes is $4,508,700.  Approximately $1,427,000 of the proceeds obtained was used to repay a short-term promissory note and related accrued interest.  Net proceeds obtained, after issuance costs, was approximately $2,627,000.

The Notes bear a 10% interest per annum and are payable quarterly in cash in arrears beginning June 30, 2011.  The Notes mature on March 31, 2014.  Debt issuance costs of $559,100 are being amortized over the life of the Notes.

The Notes are convertible into shares of common stock of the Company at a conversion price of $5.30.  The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar events.  The Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.

Other Debt

On March 31, 2011, the Company issued a Promissory Note in the amount of $1,385,000.  The promissory note bears interest at the rate of 12% and matures on July 1, 2011.  The Company paid a commitment fee of 4%, or $55,400, in connection with the promissory note.  Subsequent to March 31, 2011, the Company obtained additional proceeds from additional issuances of the Notes.  A portion of the net proceeds obtained were used to repay this promissory note.

On June 10, 2011, Mountain Trace ADK, LLC, a wholly owned subsidiary of AdCare, entered into promissory notes in the aggregate principal amount of $1,000,000.  The notes mature April 1, 2013, and bear interest at the per annum rate equal to 11% payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011.  The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of October 1, 2011, April 1, 2012 and October 1, 2012.  The notes may also be prepaid without penalty by providing fifteen days prior notice.  The Company received proceeds of $895,000 net of legal and other financing costs.  The Company plans to use the proceeds for general corporate purposes.

NOTE 9.  ACQUISITIONS

Riverchase Village Extension

On April 9, 2010, Riverchase Village ADK, LLC (“Riverchase”) a wholly owned subsidiary of AdCare entered into a Purchase Agreement with CSC Enid Properties, LLC, an Oklahoma limited liability company controlled by a bank, to acquire the assets of Riverchase Village, a 105 bed assisted living facility located in Hoover, Alabama.  The right to acquire Riverchase Village was assigned to Chris Brogdon, Vice Chairman and Chief Acquisition Officer of the Company, on June 22, 2010, and the transaction closed on June 25, 2010.  As consideration for the assignment, Chris Brogdon granted the Company a one year option with a $100,000 exercise price to acquire Riverchase Village under the same terms and conditions as set forth in the Purchase Agreement.  In addition, the Company entered into a five year management contract to manage Riverchase.  In June 2011, the option to purchase was extended by one year.

NOTE 9.  ACQUISITIONS (continued)

Mountain Trace Acquisition

On December 30, 2010, Mountain Trace Nursing ADK, LLC, a wholly owned subsidiary of AdCare, completed the acquisition of the operations of and selected assets of 417 Mountain Trace LLC, a 106 bed skilled nursing facility located in Sylva, North Carolina, for a purchase price of approximately $6,200,000.  This facility was acquired as part of the Company’s strategy to grow its presence outside of Ohio within the skilled nursing industry.  Through an Operations Transfer Agreement, the Company obtained control of the facility effective January 1, 2011.  In connection with the acquisition, the Company recognized a total gain of approximately $1,100,000 in the consolidated statement of operations.  The transaction resulted in a bargain purchase because the seller was motivated to sell the facility in order to retire and restructure the composition of their facilities in the states in which they operate.  The Company incurred approximately $125,000 for various acquisitions related costs that are reflected net of the gain on acquisition in the accompanying consolidated statement of operations.

The Company had paid $200,000 in earnest money upon entering the purchase agreement and an additional $50,000 to extend the closing date to December 30, 2010.  To complete the acquisition, the AdCare issued a secured promissory note for $5,000,000.  The note was to mature on June 30, 2011 and accrued interest at a fixed rate of 7% per annum and could be prepaid at any time without penalty.  The Note was secured by the Mountain Trace facility and was guaranteed by AdCare and personally guaranteed by Chris Brogdon, Vice Chairman and Chief Acquisition Officer of the Company.

On February 11, 2011, the Company refinanced the short term note that was entered into for the Mountain Trace acquisition with a long term note.  The new note is also for $5,000,000, has a term of 25 years and bears interest at prime rate of no less than 4% plus 1.75% (see Note 8).

The following table summarizes the consideration transferred and the amounts of the assets acquired and recognized at fair value on the acquisition date:

Consideration Transferred:
Net proceeds from Loans	$4,945,428
Cash from earnest money deposits	250,000
Cash	975,086
Total consideration transferred	$6,170,514
Assets Acquired:
Land	320,000
Building	5,746,200
Equipment and Furnishings	148,800
Intangibles — Bed Licenses	1,060,000
Total identifiable net assets	7,275,000
Less: gain on bargain purchase	(1,104,486)
Total consideration	$6,170,514

Autumn Breeze, Southland and College Park Acquisitions

On April 29, 2011, Erin Property Holdings, LLC, a wholly owned subsidiary of the AdCare completed the acquisition of the operations of and selected assets of a skilled nursing facility from SPTIHS Properties Trust and Five Star Quality Care-GA, LLC.  The property acquired is known as Southland Care Center, a 130 bed skilled nursing facility located in Dublin, Georgia.  Also, on April 29, 2011, Mt Kenn Property Holdings, LLC, a wholly owned subsidiary of AdCare, completed the acquisition of the operations of and selected assets of a skilled nursing facility from SPTIHS Properties Trust and Five Star Quality Care-GA, LLC.  The property acquired is known as Autumn Breeze Healthcare Center, a 109 bed skilled nursing facility located in Marietta, Georgia.  On May 31, 2011, CP Property Holdings, LLC, a wholly owned subsidiary of the AdCare, completed the acquisition of the operations of and selected assets of a skilled nursing facility from SPTIHS Properties Trust and Five Star Quality Care-GA, LLC.  The property acquired is known as College Park Healthcare Center, a 100 bed skilled nursing

NOTE 9.  ACQUISITIONS (continued)

Autumn Breeze, Southland and College Park Acquisitions (continued)

facility located in College Park, Georgia. The total purchase price for all three facilities was approximately $17,943,000 after final closing adjustments.  These facilities were acquired as part of the Company’s strategy to grow its presence within the skilled nursing industry.  The Company incurred approximately $497,000 for various acquisitions related costs that are reflected net of the gain on acquisition in the accompanying consolidated statement of operations.  Acquisition costs include approximately $206,000 from the issuance of 36,337 shares of common stock with a per share market value of $5.68.

Through separate Operations Transfer Agreements, the Company obtained control of the Autumn Breeze and Southland Care Center facilities effective May 1, 2011.  The Company had paid $500,000 in earnest money upon entering the purchase agreement and an additional $400,000 to extend the closing date to April 29, 2011.  A final Operations Transfer Agreement allowed the Company to obtain control of the College Park Care Center facility effective June 1, 2011.

To complete the acquisition of Southland Care Center, the Company issued various notes (see Note 8) with the balance of the consideration transferred in cash.  The following table summarizes the consideration transferred and the amounts of the assets acquired and recognized at fair value on the acquisition date:

Consideration Transferred:
Net proceeds from Loans	$12,438,990
Cash from earnest money deposits	900,000
Cash	4,603,527
Total consideration transferred	$17,942,517
Assets Acquired:
Land	675,000
Building	11,011,017
Equipment and Furnishings	226,500
Intangibles — Bed Licenses	6,030,000
Total identifiable net assets	$17,942,517

Pending Acquisitions

On March 14, 2011, the Company entered into a purchase agreement for the asset purchase of four skilled nursing facilities in Arkansas, the acquisition of a 10-year lease for one skilled nursing facility in Missouri and certain corporate office space all owned by a private seller.  The five facilities have 506 beds in total (416 in Arkansas and 90 in Missouri).  The purchase price is $20,000,000.  The Company paid a $250,000 earnest money deposit upon signing the purchase agreement.  The earnest money deposit is refundable subject to certain terms and conditions.  If this transaction closes, then the Company would expect to obtain control of such facilities sometime in the third quarter of 2011.

On June 27, 2011, the Company entered into a purchase agreement for the asset purchase of two skilled nursing facilities located in North Carolina and South Carolina, the acquisition of lease agreements for nine skilled nursing facilities that are located in North Carolina, South Carolina, Tennessee and Virginia, and the acquisition of management agreements to manage four skilled nursing facilities located in Tennessee.  The purchase price consists of $21,650,000 in cash, common stock of the Company with an aggregate value of $5,000,000, and a five-year promissory note in the principal amount of $3,217,000.  The Company paid a $500,000 earnest money deposit upon signing the purchase agreement.  The earnest money deposit is refundable subject to certain terms and conditions.  If this transaction closes, then the Company would expect to obtain control of such facilities sometime in the fourth quarter of 2011.

NOTE 9.  ACQUISITIONS (continued)

Unaudited Pro forma Financial Information

Acquisitions have been included in the consolidated financial statements since the dates the Company gained effective control.  For 2011, combined revenue for all acquisitions since gaining effective control is approximately $6,485,000 and resulted in an income from operations of approximately $327,000.

The following table represents pro forma results of consolidated operations as if all of the 2010 and 2011 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

	Six Months Ended June 30,
	2011	2010
Pro Forma Revenue	$72,684,000	$70,636,000
Pro Forma Operating Expenses	$71,258,000	$68,939,000
Pro Forma Income (Loss) from Operations	$1,426,000	$1,697,000

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

NOTE 10.  SHARE-BASED COMPENSATION

Employee Common Stock Warrants & Options

The Company entered an employment agreement effective January 10, 2011, with Boyd Gentry, Chief Executive Officer.  Terms of the agreement included equity compensation of a warrant to purchase up to 250,000 shares of common stock with an exercise price per share equal to $4.13 per share.  One third of the warrants vested on January 10, 2011, and the remaining two thirds shall vest ratably on the day before each of the two subsequent anniversaries.  The warrant is exercisable until the term expires in January, 2021.  Using the Black Scholes option-pricing model, the fair value of the warrant was estimated at $2.72 per share and will be recognized as share-based compensation expense over the requisite service period of the award.

On June 3, 2011, the Company’s shareholders approved the 2011 Stock Option and Incentive Plan (“2011 Plan”) which provides for the granting of a maximum of 1,000,000 shares of common stock.  The 2011 Plan is intended to further the growth and profitability of the Company by providing increased incentives to and encourage share ownership on the part of key employees, officers and directors of, and consultants and advisers who render services to the Company, and any future parent or subsidiary of the Company. The 2011 Plan permits the granting of stock options and restricted stock awards (collectively, “Awards”) to eligible participants. If an Award expires or is canceled without having been fully exercised or vested, the unvested or canceled shares will be available again for grants of Awards.

On June 3, 2011, the Company granted incentive stock options to select members of management.  A total of 147,000 options were granted with an exercise price per share of $5.75.  The options shall vest ratably on the day before each of the three subsequent anniversaries.  The options are exercisable until the term expires in June, 2021.  Using the Black Scholes option-pricing model, the fair value of the options was estimated at $3.83 per share and will be recognized as share-based compensation expense over the requisite service period of the award.

NOTE 10.             SHARE-BASED COMPENSATION (continued)

Nonemployee Common Stock Warrants

On March 31, 2011, the Company issued a promissory note up to a maximum of $5,500,000.  In connection with this financing arrangement, the Company issued to the placement agent a warrant to purchase up to 250,000 shares of common stock with an exercise price per share equal to $5.30.  The warrant is exercisable until the term expires in March, 2014.  Using the Black Scholes option-pricing model, the fair value of the warrant was estimated at $1.32 per share and will be recognized as expense over the term of the related promissory note.

On May 1, 2011, the Company entered into a consulting agreement with Noble Finance.  In connection with this agreement, the Company issued 50,000 warrants to Noble Finance to purchase common stock with an exercise price per share equal to $4.50.  The warrants vest over an eight month period from May through December 2011.  The warrants are exercisable until the term expires in May, 2016.  Using the Black Scholes option-pricing model, the fair value of the warrants were estimated at $2.08 per share and will be recognized as expense over the term of the agreement.

NOTE 11.             FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Level 1:
	Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2011
Derivative Liability	$—	$—	$6,843,787	$6,843,787

Following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended June 30, 2011:

Derivative Liability
Beginning Balance	$2,905,750
Additions	—
Total losses	3,938,037
Ending Balance	$6,843,787

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

NOTE 12.  SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Debt Financing

On July 27, 2011, the Company refinanced the $5,800,000 short-term mortgage note (see Note 8) obtained to acquire the Southland Care Center with two long-term notes with a financial institution: 1) a mortgage note for $5,000,000 (“SCC USDA Loan”) partially guaranteed at 70% by the USDA; and 2) a mortgage note for $800,000 (“SCC SBA Loan”) partially guaranteed at 75% by the U.S. Small Business Administration (“SBA”).

The SCC USDA Loan matures July 2036, accrued interest at the prime rate plus 1.5% (adjusted every calendar quarter) with a minimum rate of 6.0% and required monthly payments of principal and interest of approximately $33,000.  The SCC USDA Loan is secured by the SCC facility and assets, is subject to prepayment penalties and certain financial covenants, and requires $250,000 of renovations to the SCC facility by July 2013, of which $125,000 was required to be deposited into a restricted reserve account.  One-time origination and guaranty costs totaling $126,000 were incurred.  In addition, there is a 0.25% USDA guarantee fee payable on December 31 of each year on the guaranteed portion of the outstanding balance of the note.

The SCC SBA Loan matures July 2036, accrues interest at the prime rate plus 2.25% (adjusted every calendar quarter) and requires monthly payments of principal and interest of approximately $5,000.  The SSC SBA Loan is secured by the SSC facility and assets and is also subject to certain prepayment penalties.

Potential Acquisitions

Effective August 1, 2011, entities controlled by Chris Brogdon, Vice Chairman and Chief Acquisition Officer of the Company obtained control of five skilled nursing facilities in Oklahoma.  The Company began providing certain administrative services to these facilities and is negotiating an option agreement that could provide the Company the exclusive rights to acquire the facilities in the future.  If these agreements are executed, it is likely that the Company would have significant variable interests in the five facilities and would be required to consider consolidation of these entities as variable interest entities.  Management will further consider the accounting impacts of this transaction in the third quarter of 2011.

Equity Activity

Subsequent to June 30, 2011, the Company has experienced a significant amount of exercise activity related to certain outstanding warrants.  As of August 9, 2011, this exercise activity has resulted in approximately $2,189,000 in additional cash proceeds available to the Company from the issuance of 935,445 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

Certain statements in this report constitute “forward-looking statements.”  These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Specifically, the actions of competitors and customers and our ability to execute the Company’s business plan, and our ability to increase revenues is dependent upon our ability to continue to expand our current business and to expand into new markets, general economic conditions, and other factors.  You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.  You should read this Management’s Discussion and Analysis in conjunction with the financial statements and related notes included in this Form 10-Q (“Quarterly Report”) and included on Form 10-K for the year ended December 31, 2010 (“Annual Report”).

Overview

We are a Springfield, Ohio based owner and manager of retirement communities, assisted living facilities, nursing homes.  We deliver skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  As of June 30, 2011, we operated 31 facilities, comprised of 23 skilled nursing centers, seven assisted living residences and one independent living/senior housing facility, totaling approximately 2,900 units.  Our communities are located in Alabama, Georgia, North Carolina and Ohio.

Facility History

	June 30,	December 31,
	2011	2010	2009
Cumulative number of facilities	31	27	14
Cumulative number of beds in service	2,888	2,493	824
Cumulative number of licensed beds	2,916	2,517	848

Facility Breakdown at June 30, 2011

	Number of	Number of Facilities
	Licensed Beds	Owned	Leased	Managed for Third Parties	Total
State
Alabama	411	2	—	1	3
Georgia	1,523	3	10	—	13
Ohio	876	8	1	5	14
North Carolina	106	1	—	—	1
Total	2,916	14	11	6	31

Facility Type
Skilled Nursing	2,532	8	11	4	23
Assisted Living	301	6	—	1	7
Independent Living	83	—	—	1	1
Total	2,916	14	11	6	31

2011 Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities.  During 2009, we engaged a Chief Acquisition Officer with the primary purpose of identifying acquisition opportunities in the Midwestern and Southeastern United States.  For a detailed discussion of acquisition activity through December 31, 2010, see the Management’s Discussion and Analysis included in the Annual Report.

Effective January 1, 2011, we acquired the operations of and selected assets of Mountain Trace, a 106 bed skilled nursing facility located in Sylva, North Carolina.

On April 29, 2011, we acquired the operations of and selected assets of Southland Care Center, a 130 bed skilled nursing facility located in Dublin, Georgia.  Through an Operations Transfer Agreement, we obtained control of the facility effective May 1, 2011.

Also, on April 29, 2011, we acquired the operations of and selected assets of Autumn Breeze Healthcare Center, a 109 bed skilled nursing facility located in Marietta, Georgia.  Through an Operations Transfer Agreement, we obtained control of the facility effective May 1, 2011.

Also, on May 31, 2011, we acquired the operations of and selected assets of College Park Healthcare Center, a 100 bed skilled nursing facility located in College Park, Georgia.  Through an Operations Transfer Agreement, we obtained control of the facility effective June 1, 2011.

Pending Acquisitions

On March 14, 2011, the Company entered a purchase agreement for the asset purchase of four skilled nursing facilities in Arkansas, the acquisition of a 10-year lease for one skilled nursing facility in Missouri and certain corporate office space all owned by a private seller.  The five facilities have 506 beds in total (416 in Arkansas and 90 in Missouri).  The purchase price is $20,000,000.  The Company paid a $250,000 earnest money deposit upon signing the purchase agreement, and an additional $100,000 on July 29, 2011.  The earnest money deposit is refundable subject to certain terms and conditions.  The Company is currently expecting to finalize Operations Transfer Agreements and effectively obtain control of these facilities sometime between September 1, 2011 and October 1, 2011.

On June 27, 2011, the Company entered into a purchase agreement with Epic Group Limited Partnership and certain of its affiliated entities, collectively as sellers, to: (a) purchase two skilled nursing facilities located in North Carolina and South Carolina, (b) acquire all of sellers’ right, title and interest in, and shall assume all of sellers’ obligations under, lease agreements with respect to nine skilled nursing facilities which are currently leased to sellers and which are located in North Carolina, South Carolina, Tennessee and Virginia, and (c) acquire all of sellers’ right, title and interest in, and shall assume all of sellers’ obligations under, the management agreements with respect to four skilled nursing facilities which are currently managed by sellers and which are located in Tennessee. The Company deposited $500,000 on June 30, 2011 into escrow to be held as earnest money, which may be returned if the purchase agreement is terminated under certain circumstances.  The purchase price consists of: (i) $21,650,000 (including the deposit), subject to certain adjustments; (ii) a number of shares of the Company’s common stock with an aggregate value of $5,000,000, with each such share valued at the ten-day average closing price for the period ending on the last business day prior to the closing date; and (iii) a five-year promissory note in principal amount of $3,217,000 (subject to adjustment) to be issued at closing in favor of the sellers, which bears interest at an annual rate of 7%, with interest being payable monthly in arrears and principal payments being payable quarterly. The Company also shall assume at closing indebtedness under certain loans up to an aggregate amount of approximately $8,700,000. To the extent the indebtedness under such loans is less than such amount, then the principal amount of the promissory note shall increase on a dollar-for-dollar basis and the amount of the quarterly principal payments shall be adjusted accordingly.  The closing of the transactions is expected to occur on October 1, 2011, subject to extension by the Company to November 1, 2011 or December 1, 2011.  The closing of the transactions is subject to customary closing conditions and termination provisions.

Effective August 1, 2011, entities controlled by Chris Brogdon, Vice Chairman and Chief Acquisition Officer of the Company obtained control of five skilled nursing facilities in Oklahoma.  The Company began providing certain administrative services to these facilities and is negotiating an option agreement that could provide the Company the exclusive rights to acquire the facilities in the future.  If these agreements are executed, it is likely that the Company would have significant variable interests in the five facilities and would be required to consider consolidation of these entities as variable interest entities.  Management will further consider the accounting impacts of this transaction in the third quarter of 2011.

We are currently evaluating several acquisition opportunities, in addition to those described above, and we plan to continue to seek new opportunities to further our growth strategy.  No assurances can be made that any of these opportunities will be determined to be appropriate or that they may be acquired on terms acceptable to us.

Segments

The Company reports its operations in four segments:  SNF, ALF, Home Health, and Management/Corporate.  The Company delivers skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  The SNF and ALF segments provide services to individuals needing long term care in a nursing home or assisted living setting and management of those facilities.  The Home Health segment provides home health care services to patients while they are living in their own homes.  The Management/Corporate segment engages in the management of facilities and accounting and IT services.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating results excludes interest expense and other non-operating income and expenses.  See Note 3 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this form 10-Q.

Skilled Nursing Facility Segment

We focus on two primary indicators in evaluating the financial performance in this segment.  Those indicators are facility occupancy and patient mix.  Facility occupancy is important as higher occupancy generally leads to higher revenue.  In addition, concentrating on increasing the number of Medicare and commercial insurance covered admissions (“patient mix”) helps in increasing revenue.  We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis.

Average Occupancy

	Three months ended June 30,		Six months ended June 30,
Skilled Nursing Facility	2011	2010	2011	2010
Legacy facilities	87.8%	84.2%	85.8%	84.5%
Recently acquired facilities	85.6%	—	85.9%	—
Consolidated total	86.5%	84.2%	85.9%	84.5%

We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are typically higher.

Patient Mix

Three Months Ended June 30,

	Legacy Facilities		Recently Acquired Facilities		Total
	2011	2010	2011	2010	2011	2010
Medicare	16.5%	11.3%	14.3%	—	14.5%	11.3%
Medicaid	63.8%	63.8%	77.2%	—	75.9%	63.8%
Other	19.7%	24.9%	8.5%	—	9.6%	24.9%
Total	100%	100%	100%	—	100%	100%

Patient Mix

Six Months Ended June 30,

	Legacy Facilities		Recently Acquired Facilities		Total
	2011	2010	2011	2010	2011	2010
Medicare	16.1%	12.1%	14.9%	—	15.0%	12.1%
Medicaid	64.8%	65.9%	77.4%	—	76.1%	65.9%
Other	19.1%	22.0%	7.7%	—	8.9%	22.0%
Total	100%	100%	100%	—	100%	100%

Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (“PPS”) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (“RUG”) category that is based upon each patient’s acuity level.  On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. CMS announced it is recalibrating the case-mix indexes (“CMIs”) for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. Each RUG group consists of CMIs that reflect a patient’s severity of illness and the services that a patient requires in the skilled nursing facility. In transitioning from the previous classification system to the new RUG-IV, CMS adjusted the CMIs for fiscal year 2011 based on forecasted utilization under this new classification system to establish parity in overall payments. The fiscal year 2011 recalibration of the CMIs will result in a reduction to skilled nursing facility payments of $4.47 billion, or 12.6%. However, this reduction would be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflects a 2.7% market basket increase, reduced by a 1.0% multi-factor productivity (“MFP”) adjustment mandated by the Affordable Care Act. The combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration will yield a net reduction of $3.87 billion, or 11.1%.

The State of Ohio has released several statements regarding Medicaid indicating that cuts in reimbursement to nursing homes are likely to be as high as 7%.  At this time, we do not anticipate significant changes in reimbursement to nursing homes in Alabama, Georgia or North Carolina.  For the six months ended June 30, 2011, Medicaid covered patients of our skilled nursing facilities comprised approximately 75.8% of our total skilled nursing facility patients.

Assisted Living Facility Segment

Similar to our skilled nursing segment, in our assisted living segment, we focus on facility occupancy and staffing.

	Average Occupancy
	Three months ended June 30,		Six months ended June 30,
Assisted Living Facilities	2011	2010	2011	2010
Total	75.3%	87.4%	73.9%	84.1%

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

Home Based Care Segment

In addition to providing home health care services to patients in their homes, we are utilizing our Home Health services in our assisted living and independent living properties in Ohio to create cross selling opportunities.  For the three months ended June 30, 2011, the percentage of our home health patients covered by Medicare has decreased 19.2% compared to the three months ended June 30, 2010.  We are reviewing our current strategies to attempt to correct the downturn of results in this segment.

Management/Corporate Segment

We manage four skilled nursing facilities, one assisted living facility and one independent living campus for third party owners.  Additionally, we provide accounting and IT services to others.  Our contracts for these services are for either a fixed monthly fee or for a percentage of revenue generated by the managed facility.  Depending on the type of contract, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility’s revenue increases for the contracts that are based on a percentage of revenue.  This segment includes our corporate overhead expenses which are made up of salaries of senior management team members and various other corporate expenses including, but not limited to, corporate office operating expenses, audit fees, legal fees and board activities.  Additionally, non cash charges for compensation expense related to warrants, restricted stock and stock options are included in corporate overhead.

We don’t allocate these expenses to the divisions or separate them from management and development business for management review purposes.

Results of Operations

Comparison for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Patient Care Revenues - For the periods presented, total patient care revenues increased $28.6 million, or 502%.

Revenue in our SNF segment increased approximately $28,232,000 when compared to the three months ended June 30, 2010, primarily as a result of acquisitions that occurred after June 30, 2010.  Additionally, revenue in our legacy properties (those that we owned and operated prior to our recent acquisitions which began in August, 2010) increased by approximately $494,300.  This segment had a net income from operations of $1,571,000 which is $1,519,000 higher compared to the three months ended June 30, 2010 as a result of higher revenue due to acquisitions and increased occupancy and more residents covered by Medicare. We plan to increase facility occupancy and to increase the number of patients covered by Medicare.  We expect to continue to implement and refine strategies to achieve these goals.

Revenue in our ALF segment increased approximately $536,000 when compared to the three months ended June 30, 2010, as a result of increased revenue from an acquisition.  Revenue in our legacy properties (those that we owned and operated prior to our acquisition of Riverchase Village in June, 2010) increased by approximately $198,200.  This segment had income from operations of $378,000 which is $226,000 more than 2010 as a result of increased occupancy and an annual increase in rates charged to residents of the facilities.

Revenue in our Home Health segment declined when compared to the same period in 2010, as a result of fewer patients and fewer patients covered by Medicare.  The decline in revenues resulted in a loss from operations of approximately $105,000, compared with operating income of $24,000 for the same period in 2010.

Management Revenue - For the periods presented, management revenues decreased $37,000, or 7%, as a result of lower fees earned from our managed facilities. Net loss from operations was $1,108,000 due primarily to corporate overhead, costs for acquisitions and non cash charges for compensation expense related to warrants, restricted stock and employee stock options.

Payroll and Related Payroll Costs - For the periods presented, payroll and related payroll costs increased $15.2 million, or 382%, resulting primarily from the acquisition of 16 skilled nursing facilities and the variable interest entity.  We also increased our corporate overhead structure and opened an accounting service center located in Roswell, Georgia during the second quarter of 2011.  Annual employee wage adjustments also added to the increase.

Other Operating Expenses - For the periods presented, other operating costs increased $9.5 million, or 442%.  The increase is directly related to the operations of the recently acquired skilled nursing facilities.  Management/Corporate shows a credit due to the inclusion of eliminating entries.

Three Months ended June 30, 2011

	Legacy Facilities	Recently Acquired Facilities	Total
SNF	$1,385,831	$9,981,670	$11,367,501
ALF	578,494	167,408	745,902
Home Health	111,142	—	111,142
Management/Corporate	(587,421)	55,099	(532,322)
Total Other Operating Expenses	$1,488,046	$10,204,177	$11,692,223

Lease Expense - For the periods presented, lease expenses increased $1.8 million. The lease expense increase resulted from the acquisition of ten leased facilities in Georgia.

	Three months ended June 30
	2011	2010
Lease Expense	$1,946,868	$138,339

Depreciation and Amortization - For the periods presented, depreciation and amortization increased $477,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2010 results as it occurred in later periods. In addition, the acquisitions resulted in financing costs and intangibles that are being amortized during the period (see tables presented below).

Retirement and Salary Continuation Costs - For the period ended June 2011, retirement and salary continuation costs were $622,000; there were no costs recorded in the comparative period. For the three months ended June 30, 2011, we accrued certain retirement and salary continuation costs of approximately $622,000 related to separation agreements with the Company’s former Chief Executive Officer and Chief Financial Officer.  The benefits include wage continuation and fringe benefits to be paid out during the following 24 months.

Interest Expense, net - For the periods presented, interest expense, net increased $1.6 million, or 522%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.   In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced.

Acquisition Costs, net of Gains - For the period ended June 30, 2011, acquisition costs, net of gains was an expense of $622,000, compared to a net gain of $808,000 for the comparative period.  For the period ended June 30, 2011, $547,000 of the total acquisition costs were legal fees and finder’s fees directly related to the purchase of Autumn Breeze Healthcare Center, Southland Care Center, and College Park Healthcare Center. Through separate Operations Transfer Agreements, the Company obtained control of the Autumn Breeze and Southland facilities effective May 1, 2011. A final Operations Transfer Agreement allowed the Company to obtain control of the College Park facility effective June 1, 2011. The remaining $75,000 of costs for the period were IT consulting expenses, acquisition expenses, and accounting costs related to the change of ownership requirements.  The facilities were purchased at fair market value; therefore, there were no bargain purchase gains recognized.  For the same time frame in 2010, the Company recognized a net gain of approximately $808,000 resulting from the purchase of Riverchase Village, the variable interest entity. The transaction resulted in a bargain purchase because the previous business was in foreclosure and the facility was being operated under receivership.

Derivative Loss - For the period ended June 2011, the derivative loss was $2.59 million, and there were no costs recorded in the comparative period. The derivative is a product of a debt instrument entered into during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs.

Loss on Debt Extinguishment - For the period ended June 2011, the loss on debt extinguishment was $77,000, and there were no costs recorded in the comparative period.  On March 31, 2011, we issued a promissory note in the amount of $1,385,000.  We paid a commitment fee of 4%, or $55,400, in connection with the promissory note.  Subsequent to March 31, 2011, we obtained additional proceeds from issuance of convertible debt.  A portion of the net proceeds obtained were used to repay this promissory note.  At the time of repayment, we recorded the loss on debt extinguishment resulting from unamortized deferred financing costs.

Other Income/(Expense) - For the periods presented, other expenses decreased $12,000.

Income Tax Expense - For the periods presented, income tax expense increased $125,000.  In the last two quarters of 2010, we acquired certain facilities which resulted in the recognition of indefinite lived intangible assets.  Due to the nature of these assets and the tax treatment associated with it, we record a deferred tax liability which was not present in the June 2010 quarter.  In addition, we recorded income taxes due of $73,800 related to estimates of current state income taxes payable during the quarter.

Comparison for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Patient Care Revenues - For the periods presented, total patient care revenues increased $53.8 million, or 465%.

For the six months ended June 30, 2011, revenue in our SNF segment increased approximately $53,115,000 compared to the six months ended June 30, 2010, primarily as a result of acquisitions that occurred after June 30, 2010.  Additionally, revenue in our legacy properties (those that we owned and operated prior to our recent acquisitions which began in August, 2010) increased by approximately $575,500.  This segment had a net income from operations of $2,076,000, which is $1,928,000 greater than net income from operations for this segment for the six months ended June 30, 2010 as a result of higher revenue due to the acquisition of sixteen new facilities, as well as, increased occupancy and a greater number of residents covered by Medicare. We plan to increase facility occupancy and to increase the number of patients covered by Medicare.  We expect to continue to implement and refine strategies to achieve these goals.

For the six months ended June 30, 2011, revenue in our ALF segment increased approximately $985,000 compared to the six months ended June 30, 2010, as a result of increased revenue from an acquisition.  Additionally, revenue in our legacy properties (those that we owned and operated prior to our acquisition of Riverchase Village in June, 2010) increased by approximately $283,000.  This segment had income from operations of $582,000, which is $185,000 greater than income from operations for the same period in 2010 as a result of acquisitions and increased occupancy and an annual increase in rates charged to residents of the facilities.

For the six months ended June 30, 2011, revenue in our Home Health segment declined when compared to the same period in 2010, as a result of fewer patients and fewer patients covered by Medicare.  The decline in revenues for the six months ended June 30, 2011, resulted in a loss from operations of approximately $161,000, compared with operating income of $68,000 for the same period in 2010.

Management Revenues - For the periods presented, management revenues decreased $48,000, or 5%, as a result of lower fees earned from our managed facilities.

Payroll and Related Payroll Costs - For the periods presented, payroll and related payroll costs increased $29.2 million, or 364%, resulting primarily from the acquisition of 16 skilled nursing facilities and the variable interest entity.  We also increased our corporate overhead structure and opened an accounting service center located in Roswell, Georgia during the second quarter of 2011.  Adding to the increase was $48,300 in non cash compensation expense related to warrants and restricted stock issued to members of management and annual employee wage increases.

Other Operating Expense - For the periods presented, other operating costs increased $17.9 million, or 429%.  The increase is directly related to the operations of the recently acquired skilled nursing facilities, as well as minor increases in other segments.  Management/Corporate shows a credit due to the inclusion of eliminating entries.

Six Months ended June 30, 2011

	Legacy Facilities	Recently Acquired Facilities	Total
SNF	$2,722,873	$19,092,886	$21,815,759
ALF	1,230,362	355,343	1,585,705
Home Health	199,861	—	199,861
Management/Corporate	(1,481,355)	55,099	(1,426,256)
Total Other Operating Expenses	$2,671,741	$19,503,328	$22,175,069

Lease Expense - For the periods presented, lease expenses increased $3.6 million. The lease expense increase resulted from the acquisition of ten leased facilities in Georgia.

	Six months ended June 30
	2011	2010
Lease Expense	$3,849,591	$289,490

Depreciation and Amortization - For the periods presented, depreciation and amortization increased $885,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2010 results as it occurred in later periods.

	June 30, 2011	June 30, 2010
Buildings and improvements	$51,080,065	$20,897,319
Equipment	5,179,480	3,373,902
Land	5,714,389	3,849,106
Furniture and fixtures	775,986	469,455
Construction in process	263,245	33,813
	$63,013,165	$28,623,595

In addition, the acquisitions resulted in financing costs and intangibles that are being amortized during the period.

	June 30, 2011		June 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Bed Licenses	$14,399,307	$—	1,189,307	—
Lease Rights	9,020,018	(611,875)	—	—
Totals	$23,419,325	$(611,875)	1,189,307	—

Retirement and Salary Continuation Costs - For the period ended June 2011, retirement and salary continuation costs were $622,000, and there were no costs recorded in the comparative period.  We accrued retirement and salary continuation costs of approximately $622,000 related to separation agreements with the Company’s former Chief Executive Officer and Chief Financial Officer.  The benefits include wage continuation and fringe benefits to be paid out during the following 24 months.

Interest Expense, net - For the periods presented, interest expense, net increased $2.7 million, or 463%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.   In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced.

	June 30, 2011	June 30, 2010
Lines of credit	$6,237,078	$57,048
Mortgage notes payable	52,145,404	16,804,087
Convertible debt, net of discount	14,315,562	—
Bonds payable, net of discount	6,170,918	6,365,000
Other debt	1,627,774	293,222
Total notes payable and other debt	$80,496,736	$23,519,357

Acquisition Costs, net of Gains - For the period ended June 30, 2011, acquisition costs, net of gains was a net gain of $357,000, compared to a net gain of $1,634,000 for the comparative period. The $357,200 acquisition costs, net of gains for the six months ended June 30, 2011, were the result of a $1,039,000 gain on the purchase of the Mountain Trace facility. The transaction resulted in a bargain purchase because the seller was motivated to sell the facility in order to retire and restructure the composition of their facilities in the states in which they operate. Through an Operations Transfer Agreement, the Company obtained control of the facility effective January 1, 2011. This net gain was offset by $547,000 of legal fees and finder’s fees directly related to the purchase of Autumn Breeze Healthcare Center, Southland Care Center, and College Park Healthcare Center. Through separate Operations Transfer Agreements, the Company obtained control of the Autumn Breeze Healthcare Center and Southland Care Center facilities effective May 1, 2011. A final Operations Transfer Agreement allowed the Company to obtain control of the College Park Healthcare Center facility effective June 1, 2011. The remaining $135,000 were

IT consulting expenses, acquisition expenses, and accounting costs related to the change of ownership requirements.  The facilities were purchased at fair market value; therefore there were no bargain purchase gains recognized. In comparison, in 2010 we acquired our partner’s 50% noncontrolling interest in three assisted living facilities. The combined purchase price for the acquisition was $500,000.  As a result, we recognized a gain of approximately $826,000. We also recognized a net gain of approximately $808,000 resulting from the purchase of Riverchase Village, the variable interest entity. The transaction resulted in a bargain purchase because the previous business was in foreclosure and the facility was being operated under receivership.

Derivative Loss - For the period ended June 2011, the derivative loss was $3.9 million; there were no costs recorded in the comparative period.  The derivative is a product of a debt instrument entered into during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs.

Loss on Debt Extinguishment - For the period ended June 2011, the loss on debt extinguishment was $77,000; there were no costs recorded in the comparative period.  On March 31, 2011, we issued a promissory note in the amount of $1,385,000.  We paid a commitment fee of 4%, or $55,400 in connection with the promissory note.  Subsequent to March 31, 2011, we obtained additional proceeds from issuance of convertible debt.  A portion of the net proceeds obtained were used to repay this promissory note.  At the time of repayment, we recorded the loss on debt extinguishment resulting from unamortized deferred financing costs.

Other Income/(Expense) - For the period ended June 30, 2011, other income of $587,0000 was recorded, compared with other expense of $34,000 for the comparative period, a net change of $621,000.  In the acquisition of five leased facilities in 2010, we purchased receivables and recorded them at the estimated value at the time of acquisition.  We were able to collect substantially more of the receivables than expected by $632,000, resulting in the additional income for 2011.

Income Tax Expense - For the periods presented, income tax expense increased $210,000.  The increase over prior year is primarily due to the acquisition of certain facilities which resulted in the recognition of indefinite lived intangible assets.  Due to the nature of these assets and the tax treatment associated with it, we record a deferred tax liability which was not present in the June 2010 quarter.  In addition, we generated taxable income through June 30, 2011.  This income is offset at the federal level by loss carry forwards, however we will owe taxes in a number of states that we now operate in and have recorded $73,800 as an estimate of taxes due.

Critical Accounting Policies and Use of Estimates

There have been no significant changes during the three month period ended June 30, 2011 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in the Annual Report.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have historically been derived from our cash flow from operations, our revolving credit facilities, and long term debt secured by our real property.  We had a net working capital deficit as of June 30, 2011, of approximately $383,000 as compared to net working capital of approximately $708,000 for the six months ended June 30, 2010, a decrease of approximately $1,091,000.  This decrease is primarily the result of cash used as part of our acquisition financing activities.

Some of our properties are financed with loans secured by the Department of Housing and Urban Development (“HUD”).  These loans limit our use of the cash generated by the properties for purposes other than to fund the operations of the HUD financed property.  In January and July each year, we are permitted to withdraw cash from these properties if a calculation of cash flow determines that the properties have generated cash in excess of what is needed to fund the expenses of the property in the short term.  When the calculation indicates there is available cash, we withdraw the funds from the property and deposit them in an interest bearing checking account and hold them for future use in operations.  Of our unrestricted cash balance of approximately $5,661,000, there was approximately $1,316,000 of cash that was subject to these requirements as of June 30, 2011

On March 31, 2011, we entered into a Purchase Agreement with certain accredited investors to sell and issue an aggregate of $2,115,000 in principal amount of Notes, which bear 10.0% interest per annum payable quarterly in cash in arrears beginning June 30, 2011.  On April 29, 2011, we issued an additional $1,783,700 in principal amount of the Notes.  On May 6, 2011, we issued an additional $610,000 in principal amount of the convertible debt issuance.  Net proceeds obtained, after issuance costs, was approximately $2,170,000.  The Notes mature on March 31, 2014.  The Notes are convertible into shares of our common stock at a conversion price $5.30.  The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar events.  The Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.

On February 25, 2011, we joined five additional subsidiaries as additional borrowers in the Credit Agreement that was initially entered into on October 29, 2010, with Gemino.  The additional borrowers increased the amount of credit available to us and the maximum amount of the credit facility increased from $5,000,000 to $7,500,000.  On April 26, 2011, the original terms of the agreement were modified to reduce the maximum amount of the credit facility to $5,500,000 and a new $2,000,000 revolving note was issued under an affiliated credit agreement by adding two additional subsidiaries as borrowers. On June 2, 2011, we joined two additional subsidiaries as additional borrowers in the credit agreement. The combined total maximum debt with Gemino remains at $7,500,000.

In February 2011, we refinanced the Mountain Trace facility through the issuance of a mortgage note payable to a financial institution for a total amount of $5,000,000 that matures in 2036.  The USDA mortgage note requires monthly principal and interest payments of approximately $31,700 adjusted quarterly with a variable interest rate of prime plus 1.75% with a floor of 5.75%.  Deferred financing costs incurred on the loan amounted to approximately $174,000 and are being amortized to interest expense over the life of the note.  In addition, the loan has an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion.  The loan has prepayment penalties of 10% through 2011 declining by 1% each year capped at 1% for the first ten years.

Also, on March 31, 2011, we issued a Promissory Note in the amount of $1,385,000.  The promissory note bears interest at the rate of 12% and matures on July 1, 2011.  We paid a commitment fee of 4% or $55,400 in connection with the promissory note.  Of this amount, approximately $1,427,000 was used to repay a short-term promissory note and related accrued interest.

To complete the April 29, 2011 acquisition of Southland Care Center, we issued a secured promissory for $5,800,000.  The note matures on April 30, 2012, accrues interest at a variable rate of LIBOR plus 3.75% per annum and may be repaid without penalty with the principal amount due at maturity.  The Company received net proceeds of approximately $5,723,000 net of legal and other financing costs.  The note is secured by the Southland Care Center facility.  Subsequent to June 30, 2011, the Company refinanced this short term note with long term financing.

To complete the April 29, 2011 acquisition of Autumn Breeze Healthcare Center, we issued a secured promissory note for $4,500,000.  The note matures on April 30, 2012, accrues interest at a variable rate of LIBOR plus 3.75% per annum and may be prepaid at any time without penalty with the principal amount due at maturity.  The note is secured by the facility.  We received net proceeds of approximately $2,436,000, net of $2,000,000 held in a restricted trust account and $64,000 of legal and other financing costs.  We plan to replace this short term financing with permanent long term financing prior to the maturity date.

To complete the May 31, 2011 acquisition of College Park Healthcare Center, we entered a loan agreement for $2,840,000.  The loan matures on May 1, 2031, accrues interest at the prime rate plus 2% with a minimum rate of 6.25% per annum and may be repaid without penalty with required monthly payments of principal and interest of approximately $21,000.  The loan is secured by the facility and guaranteed by Christopher Brogdon, Vice Chairman and Chief Acquisition Officer of the Company, and his spouse.  Additionally, we entered a short term loan agreement for $2,034,000.  This loan matures on February 28, 2012, accrues interest at 10% with the principal amount due at maturity.   This loan is secured by the facility as well as the Autumn Breeze Healthcare Center facility. From both of these loans, we received net proceeds of approximately $4,280,000, net of approximately $487,000 held in a restricted escrow account for required facility improvements and $107,000 of legal and other financing costs.  Additionally, we have assigned certificates of deposit as additional collateral in the initial amount of $500,000.  We are required to pledge additional certificates of deposit over the next eight months until the loan is refinanced, and on August 1, 2011, we pledged additional cash collateral of $500,000.  This loan is also guaranteed by Christopher Brogdon and his spouse.  We plan to replace this short term financing with permanent long term financing prior to the maturity date.

On June 10, 2011, we entered into promissory notes in the aggregate principal amount of $1,000,000, which mature April 1, 2013, and bear interest at the per annum rate equal to 11%,  payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011.  The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of October 1, 2011, April 1, 2012 and October 1, 2012.  The notes may also be prepaid without penalty by providing fifteen days prior notice.  We received proceeds of $895,000 net of legal and other financing costs.

On July 27, 2011, we refinanced the $5,800,000 short-term mortgage note obtained to acquire the Southland Care Center with two long-term notes with a financial institution: 1) the SSC USDA Loan, which is for $5,000,000 partially guaranteed at 70% by the USDA; and 2) the SCC SBL Loan, which is for $800,000 partially guaranteed at 75% by the SBA.  The SCC USDA Loan matures July 2036, accrued interest at the prime rate plus 1.5% (adjusted every calendar quarter) with a minimum rate of 6.0% and required monthly payments of principal and interest of approximately $33,000.  The SCC USDA Loan is secured by the SCC facility and assets, is subject to prepayment penalties and certain financial covenants, and requires $250,000 of renovations to the SCC facility by July 2013, of which $125,000 was required to be deposited into a restricted reserve account.  One-time origination and guaranty costs totaling $126,000 were incurred.  In addition, there is a 0.25% USDA guarantee fee payable on December 31 of each year on the guaranteed portion of the outstanding balance of the note.   The SCC SBA Loan matures July 2036, accrues interest at the prime rate plus 2.25% (adjusted every calendar quarter) and requires monthly payments of principal and interest of approximately $5,000.  The SSC SBA Loan is secured by the SSC facility and assets and is also subject to certain prepayment penalties.

We plan to further improve liquidity by 1) refinancing debt where possible to obtain more favorable terms, 2) increasing facility occupancy and skilled mix, and 3) securing alternative capital, financing and investment sources, including cash proceeds from the exercise of our warrants to fund the our strategic business plan.

Statement of Cash Flows

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

Six months ended June 30, 2011

Net cash provided by operating activities for the six months ended June 30, 2011, was approximately $1,232,000 consisting primarily of our income from operations less the noncash gain on acquisitions, and changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-

line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activity.

Net cash used in investing activities for the six months ended June 30, 2011, was approximately $7,846,000.  This is primarily the result of funding our acquisitions, including making escrow deposits.

Net cash provided by financing activities was approximately $8,363,000 for the six months ended June 30, 2011.  This is primarily the result of increases in borrowings on the line of credit, proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations.

Six months ended June 30, 2010

Net cash used in operating activities for the six months ended June 30, 2010 was approximately $321,000 consisting primarily of our net loss from operations and changes in working capital partially offset by noncash charges all primarily the result of routine operating activity.

Net cash used in investing activities for the six months ended June 30, 2010 was approximately $1,348,000.  This is primarily the result of escrow deposits for the acquisition of two facilities, the purchase of the remaining 50% noncontrolling interest in Community’s Hearth & Home and Hearth & Home of Urbana assisted living facilities, and the purchase of additional equipment partially offset by an increase in restricted cash due to routine payment into HUD required escrow accounts.

Net cash used in financing activities was approximately $55,000 for the six months ended June 30, 2010.  This is primarily the result of routine principal payments on existing loans partially offset by $57,000 drawn from our line of credit and $224,000 received upon the exercise of warrants.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(e) of Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the second quarter of 2011, AdCare’s regional accounting office began to provide accounting, human resources and payroll services to certain of our facilities.  Additionally, we are in the process of implementing a new accounting software system that should be fully operational in the fourth quarter to provide more efficient access to information and more robust reporting.  Other than the aforementioned, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that our services have resulted in injury or death to the residents of our facilities and claims related to employment, staffing requirements and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition.

We operate in an industry that is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, our industry is frequently subject to the regulatory practices, which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving us, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

Item 1A.    Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer to our Annual Report for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 5. Other Information

The information set forth in Note 10 of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this report regarding the issuances of (i) incentive stock options to select members of management on June 3, 2011, and (ii) warrants to Noble Finance on May 1, 2011 (collectively, the “Issuances”), is incorporated herein by reference. The Issuances were made without registration under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) thereof.

Item 6.  Exhibits

The agreements included as exhibits to this report are included to provide information regarding the terms of these agreements and are not intended to provide any other factual or disclosure information about the Company, its business or the other parties to these agreements. These agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•                  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•                  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•                  may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•                  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and should not be relied upon by investors.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006.

3.2	Code of Regulations.	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006.

4.1	Form of Subordinated Convertable Note, issued April 29, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-3 (File No. 333-175541).

4.2	Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-3 (File No. 333-175541).

4.3	Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors	Incorporated by reference to Exhibit 4.5 of the Registrant’s

	named therein.	Form S-3 (File No. 333-175541).

4.4	Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 6, 2011.

4.5	Form of Subordinated Convertible Note, issued March 31, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 6, 2011.

10.1	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the USDA Loan.	Filed herewith.

10.2	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the SBA Loan.	Filed herewith.

10.3	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan.	Filed herewith.

10.4	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Filed herewith.

10.5	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan.	Filed herewith.

10.6	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Filed herewith.

10.7	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan.	Filed herewith.

10.8	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Filed herewith.

10.9	Indemnity Agreement Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan.	Filed herewith.

10.10	Indemnity Agreement Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Filed herewith.

10.11	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan.	Filed herewith.

10.12	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan.	Filed herewith.

10.13	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan.	Filed herewith.

10.14	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan.	Filed herewith.

10.15	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing,	Filed herewith.

LLC, with respect to the USDA Loan.

10.16	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan.	Filed herewith.

10.17	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan.	Filed herewith.

10.18	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan.	Filed herewith.

10.19	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan.	Filed herewith.

10.20	Purchase and Sale Agreement, dated March 14, 2011, between KMJ Management, LLC, Pinnacle Healthcare, LLC, and Arkansas ADK, LLC.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed April 1, 2011.

10.21	Securities Purchase Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2011.

10.22	Form of Lock-Up Agreement, dated March 31, 2011.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 6, 2011.

10.23	Promissory Note, dated March 31, 2011, between AdCare Health Systems, Inc. and Anthony Cantone.	Filed herewith.

10.24	Promissory Note dated April 29, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC, and Regions Bank.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2011.

10.25	Deed to Secure Debt, Assignment of Rents and Security Agreement, dated April 29, 2011, made by Erin Property Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 5, 2011.

10.26	Promissory Note, dated April 29, 2011 between Mt. Kenn Property Holdings, LLC, Mt. Kenn Nursing, LLC, and Regions Bank.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed

May 5, 2011.

10.27	Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011, made by Mt. Kenn Property Holdings, LLC.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011.

10.28	Business Loan Agreement, dated May 25, 2011, between CP Property Holdings, LLC, CP Nursing, LLC, and The Bank of Las Vegas.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2011.

10.29	Loan Agreement, dated May 27, 2011, between CP Property Holdings, LLC, CP Nursing, LLC, and Apax Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2011.

10.30	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011.

10.31	Amendment, dated June 22, 2011, between Hearth & Home of Ohio, Inc. and Christopher F. Brogdon.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2011.

10.32	Purchase and Sale Agreement, dated June 27, 2011, among AdCare Health Systems, Inc., AdCare Property Holdings, LLC, Epic Group Limited Partnership and its affiliates signatory thereto.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2011.

10.33

Amended and Restated Warrant Agreement, dated February 15, 2010, but first fully executed and delivered on June 27, 2011, between AdCare Health Systems, Inc. and Continental Stock Transfer & Trust Company.

Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2011.

10.34	Guaranty, dated May 26, 2011, made by Christopher F. Brogdon.	Filed herewith.

10.35	Guaranty, dated May 26, 2011, made by Connie B. Brogdon.	Filed herewith.

10.36	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Erin Nursing, LLC.	Filed herewith.

10.37	Operations Transfer Agreement, dated June 1, 2011, between Five Star Quality Care-GA, LLC and CP Nursing, LLC.	Filed herewith.

10.38	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Mt. Kenn Nursing, LLC.	Filed herewith.

10.39	Commercial Guaranty, dated May 25, 2011,made by Christopher F. Brogdon.	Filed herewith.

10.40	Commercial Guaranty, dated May 25, 2011,made by Connie B. Brogdon.	Filed herewith.

10.41	Joinder Agreement, Third Amendment and Supplement to Credit Agreement, dated June 2, 2011, among ADK Georgia,	Filed herewith.

LLC, ADK Powder Springs Operator, LLC, ADK Lumber City Operator, LLC, ADK Jeffersonville Operator, LLC, ADK LaGrange Operator, LLC, ADK Thomasville Operator, LLC, ADK Oceanside Operator, LLC, ADK Savannah Beach Operator, LLC, ADK Thunderbolt Operator, LLC, Attalla Nursing ADK, LLC, Mountain Trace Nursing ADK, LLC, MT. Kenn Nursing, LLC, Erin Nursing, LLC, AdCare Operations, LLC, and Gemino Healthcare Finance, LLC.

10.42	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10.	Filed herewith.

10.43	Securities Purchase Agreement dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-3 (File No. 333-175541).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101

The following financial information from AdCare Health  Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 and (i) the Notes to Consolidated Financial Statements.

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.
(Registrant)

Date:	August 11, 2011	/s/Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2011	/s/Martin D. Brew
Martin D. Brew
Chief Financial Officer
(Principal Financial and Accounting Officer)