Form 10-Q
period 2011-09-30
ADCARE HEALTH SYSTEMS INC
filed 2011-11-09
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and or “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of September 30, 2011:  12,169,852 shares of common stock with no par value were outstanding

AdCare Health Systems, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,049,883	$3,911,140
Restricted cash and cash equivalents	3,313,000	1,047,454
Accounts receivable:
Long-term care resident receivables, net	18,708,063	10,943,963
Management receivables, net	189,534	271,224
Prepaid expenses and other	1,312,394	1,243,663
Total current assets	33,572,874	17,417,444

Restricted cash and investments	4,455,568	3,099,936
Property and equipment, net	83,802,347	37,606,301
Intangibles, net	26,336,253	16,159,845
Goodwill	2,679,482	2,679,482
Escrow deposits for acquisitions	700,000	1,725,086
Lease deposits	2,193,442	1,670,282
Other assets	4,545,571	2,600,530
Total assets	$158,285,537	$82,958,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$11,078,424	$3,633,401
Accounts payable	10,094,939	3,411,772
Accrued expenses	11,798,044	9,664,325
Total current liabilities	32,971,407	16,709,498

Notes payable and other debt, net of current portion	101,148,162	47,210,995
Derivative liability	2,057,152	2,905,750
Other liabilities	1,641,269	1,267,429
Deferred tax liability	491,294	255,141
Total liabilities	138,309,284	68,348,813

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 29,000,000 shares authorized; 12,169,852 and 8,766,657 shares issued and outstanding	34,701,655	26,611,870
Accumulated deficit	(14,183,047)	(12,548,870)
Total stockholders’ equity	20,518,608	14,063,000
Noncontrolling interest in subsidiaries	(542,355)	547,093
Total equity	19,976,253	14,610,093
Total liabilities and stockholders’ equity	$158,285,537	$82,958,906

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Patient care revenues	$40,543,732	$12,741,701	$105,879,393	$24,308,760
Management revenues	328,731	532,985	1,312,254	1,564,657
Total revenues	40,872,463	13,274,686	107,191,647	25,873,417

Expenses:
Payroll and related payroll costs	21,963,988	8,243,065	59,182,571	16,269,039
Other operating expenses	14,372,765	4,618,960	36,547,834	8,810,591
Lease expense	1,981,332	869,400	5,830,923	1,158,933
Depreciation and amortization	840,116	303,190	2,201,083	779,164
Salary retirement and continuation costs	—	—	621,605	—
Total expenses	39,158,201	14,034,615	104,384,016	27,017,727

Income (Loss) from Operations	1,714,262	(759,929)	2,807,631	(1,144,310)

Other Income (Expense):
Interest expense, net	(2,230,211)	(420,448)	(5,524,682)	(1,005,908)
Acquisition costs, net of gains	(1,146,651)	(402,850)	(789,432)	1,226,854
Derivative gain	4,744,694	—	806,657	—
Loss on extinguishment of debt	(58,440)	—	(135,840)	—
Other income (expense)	(28,846)	(49,795)	558,101	(79,352)
Total other income (expense)	1,280,546	(873,093)	(5,085,196)	141,594

Income (Loss) Before Income Taxes	2,994,808	(1,633,022)	(2,277,565)	(1,002,716)
Income Tax Expense	(214,424)	(10,641)	(446,060)	(31,925)
Net Income (Loss)	2,780,384	(1,643,663)	(2,723,625)	(1,034,641)
Net Loss (Income) Attributable to Noncontrolling Interests	747,605	143,899	1,089,448	(665,663)
Net Income (Loss) Attributable to AdCare Health Systems	$3,527,989	$(1,499,764)	$(1,634,177)	$(1,700,304)

Net Income (Loss) Per Share, Basic	$0.33	$(0.18)	$(0.17)	$(0.25)
Net Income (Loss) Per Share, Diluted	$0.29	$(0.18)	$(0.17)	$(0.25)

Weighted Average Common Shares Outstanding,
Basic	10,738,093	8,321,768	9,450,507	6,754,786
Diluted	12,689,231	8,321,768	9,450,507	6,754,786

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,723,625)	$(1,034,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,201,082	779,164
Warrants issued for services	162,496	9,626
Stock based compensation expense	578,969	637,705
Provision for leases in excess of cash	558,069	—
Amortization of deferred financing costs	599,318	37,674
Amortization of debt discounts	663,279	—
Derivative gain	(806,657)	—
Loss on debt extinguishment	135,840	—
Deferred tax expense	236,153	31,925
Loss on disposal of assets	126,015	1,303
Gain on acquisitions	(1,104,486)	(1,805,740)
Noncash acquisition costs	206,394	171,961
Provision for bad debts	585,404	17,806
Other noncash items	58,638	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(8,267,814)	(1,451,473)
Prepaid expenses and other	(166,147)	(173,162)
Other assets	(524,813)	(806,378)
Accounts payable and accrued expenses	8,775,946	2,591,366
Other liabilities	(264,458)	(95,504)
Net cash provided by (used in) operating activities	1,029,603	(1,088,368)

Cash flows from investing activities:
Change in restricted cash and investments	546,222	158,716
Escrow deposits for acquisitions	(990,000)	(2,735,301)
Acquisitions	(10,059,914)	(3,730,747)
Purchase of property and equipment	(2,732,034)	(692,492)
Net cash used in investing activities	(13,235,726)	(6,999,824)

Cash flows from financing activities:
Proceeds from debt	7,312,954	3,096,015
Proceeds from exercise of warrants/options	6,797,758	331,100
Debt issuance costs	(388,389)	—
Change in line of credit	5,770,283	—
Proceed from public stock offering	—	6,109,725
Repayment of notes payable	(1,147,740)	(475,034)
Net cash provided by financing activities	18,344,866	9,061,806

Net Change in Cash	6,138,743	973,614
Cash, Beginning	3,911,140	4,481,100
Cash, Ending	$10,049,883	$5,454,714

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$197,000	—
Cash paid during the period for interest	$4,246,116	$997,343
Supplemental Disclosure of Noncash Activities:
Noncash change in fair value of PP&E from acquisition	$—	$750,287
Acquisitions in exchange for debt	48,825,540	6,365,000
Warrants issued for financings costs	329,901	—
Other assets acquired in exchange for debt	5,062,656	—

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Common Stock
		Accumulated	and Additional	Noncontrolling
	Total	Deficit	Paid-in Capital	Interest

Balance, January 1, 2011	$14,610,093	$(12,548,870)	$26,611,870	$547,093

Nonemployee warrants for services	394,981	—	394,981	—
Nonemployee stock issuance for services	206,394	—	206,394	—
Stock based compensation expense	578,969	—	578,969	—
Exercises of options and warrants	6,797,757	—	6,797,757	—
Stock issued from debt conversion	111,684		111,684
Net loss	(2,723,625)	(1,634,177)	—	(1,089,448)

Balance, September 30, 2011	$19,976,253	$(14,183,047)	$34,701,655	$(542,355)

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. These statements include the accounts of AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively the “Company” or “we”). Controlled subsidiaries include majority owned subsidiaries and variable interest entities in which we have control as the primary beneficiary.  The Company delivers skilled nursing, assisted living and home health services. All inter-company accounts and transactions were eliminated in the consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”). In the opinion of the Company’s management, all adjustments considered for a fair presentation are included and are of a normal recurring nature. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of common shares outstanding includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from option, warrants and non-vested shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance.

For the nine months ending September 30, 2011 and the three and nine month periods ending September 30, 2010, no potentially dilutive securities were included in the diluted earnings per share calculation because to do so would be anti-dilutive.  The following table provides a reconciliation of net income (loss) and the number of common shares used in the computation of diluted earnings per share:

	Three Months Ended September 30,
	2011			2010
	Income (loss)	Shares (1)	Per Share	Income (loss)	Shares (1)	Per Share
Net income (loss) attributable to AdCare Health Systems	$3,527,989	10,738,093	$0.33	$(1,499,764)	8,321,768	$(0.18)
Effect from options, warrants and non-vested shares	—	1,057,905		—	—
Effect from assumed issuance of convertible shares (2)	159,309	893,233		—	—
Diluted net income (loss)	$3,687,298	12,689,231	$0.29	$(1,499,764)	8,321,768	$(0.18)

Earnings per Share (continued)

	Nine Months Ended September 30,
	2011			2010
	Income (loss)	Shares (1)	Per Share	Income (loss)	Shares (1)	Per Share
Net income (loss) attributable to AdCare Health Systems	$(1,634,177)	9,450,507	$(0.17)	$(1,700,304)	6,754,786	$(0.25)
Effect from options, warrants and non-vested shares	—	—		—	—
Effect from assumed issuance of convertible shares	—	—		—	—
Diluted net income (loss)	$(1,634,177)	9,450,507	$(0.17)	$(1,700,304)	6,754,786	$(0.25)

(1) - The weighted average shares outstanding includes retroactive adjustments from the stock dividend (see Note 13).

(2) - The impacts of the conversion of the 2010 convertible note were excluded as the impact would be anti-dilutive.

Intangible Assets and Goodwill

There have been no required impairment adjustments to intangible assets and goodwill during the nine months ended September 30, 2011 and 2010.

Intangible assets consist of the following:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Bed Licenses	$18,149,307	$—	$18,149,307	$7,309,307	$—	$7,309,307
Lease Rights	9,020,018	(833,072)	8,186,946	9,020,018	(169,480)	8,850,538
Totals	$27,169,325	$(833,072)	$26,336,253	$16,329,325	$(169,480)	$16,159,845

Amortization expense was approximately $663,600 for the nine months ended September 30, 2011. Estimated amortization expense for each of the years ending December 31 is as follows:

2011 (remainder)	$221,200
2012	884,800
2013	884,800
2014	884,800
2015	884,800
Thereafter	4,426,546
$8,186,946

NOTE 1.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles — Goodwill and Other. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning January 1, 2012, with early adoption permitted. Although ASU 2011-08 will change our accounting policy for our review for impairment, the adoption of this ASU will not impact the Company’s consolidated financial statements.

NOTE 2.                    LIQUIDITY AND PROFITABILITY

The Company had a net loss of approximately $2.7 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively, and had working capital of approximately $601,000 at September 30, 2011. The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenues and controlling operating costs.

Management’s plans to improve liquidity and profitability in the future include the following:

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

NOTE 3.                    SEGMENTS

The Company reports its operations in four segments:  skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), home-based care (“Home Health”), and management/corporate (“Management/Corporate”). The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities. The Home Health segment provides home health care services to patients while they are living in their own homes. The Management/Corporate segment engages in the management of facilities and accounting and IT services. We evaluate financial performance and allocate resources primarily based on segment operating income (loss). Segment operating results excludes interest expense and other non-operating income and expenses. The table below contains our segment information for the three and nine months ended September 30, 2011 and 2010.

Amounts in 000’s

	SNF	ALF	Home Health	Management / Corporate	Eliminations	Total
Three months ended September 30, 2011
Net Revenues	$38,174	$2,519	$351	$2,348	$(2,520)	$40,872
Payroll and Related Costs	18,459	1,134	356	2,071	(56)	21,964
Other Operating Expenses	14,373	751	141	1,173	(2,065)	14,373
Lease Expense	2,372	56	10	45	(502)	1,981
Depreciation & Amortization	632	158	4	46	—	840
Salary Continuation Costs	—	—	—	—	—	—
Operating Income (Loss)	$2,338	$420	$(160)	$(987)	$103	$1,714

Three months ended September 30, 2010
Net Revenues	$9,942	$2,231	$568	$1,552	$(1,018)	$13,275
Payroll and Related Costs	5,566	1,151	479	1,380	(333)	8,243
Other Operating Expenses	2,990	1,136	113	1,065	(685)	4,619
Lease Expense	870	—	—	—	—	870
Depreciation & Amortization	102	161	5	35		303
Salary Continuation Costs	—	—	—	—	—	—
Operating Income (Loss)	$414	$(217)	$(29)	$(928)	—	$(760)

Nine months ended September 30, 2011
Net Revenues	$98,028	$7,382	$1,283	$7,646	$(7,147)	$107,192
Payroll and Related Costs	49,395	3,405	1,119	6,312	(1,049)	59,182
Other Operating Expenses	36,099	2,335	442	3,059	(5,387)	36,548
Lease Expense	6,358	167	30	90	(814)	5,831
Depreciation & Amortization	1,595	471	13	122	—	2,201
Salary Continuation Costs	—	—	—	622	—	622
Operating Income (Loss)	$4,581	$1,004	$(321)	$(2,559)	$103	$2,808
Total Assets	$104,547	$21,113	$1,002	$31,624	—	$158,286

Nine months ended September 30, 2010
Net Revenues	$16,480	$5,997	$1,832	$3,566	$(2,002)	$25,873
Payroll and Related Costs	8,984	2,989	1,455	3,631	(790)	16,269
Other Operating Expenses	4,842	3,008	359	1,813	(1,212)	8,810
Lease Expense	1,159	—	—	—	—	1,159
Depreciation & Amortization	263	414	14	88	—	779
Salary Continuation Costs	—	—	—	—	—	—
Operating Income (Loss)	$1,232	$(414)	$4	$(1,966)	—	$(1,144)
Total Assets	$15,195	$22,504	$2,392	$9,097	—	$49,188

NOTE 4. COMMITMENTS AND CONTINGENCIES

Legal Matters

The skilled nursing business involves a significant risk of liability due to the age and health of the Company’s patients and residents and the services the Company provides. The Company and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, which may allege that services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of September 30, 2011, the Company does not have any material loss contingencies recorded based on management’s evaluation of the probability of loss from known claims.

Special Termination Benefits

At June 30, 2011, the Company accrued certain salary retirement and continuation costs of $622,000 related to separation agreements with the Company’s former Chief Executive Officer and Chief Financial Officer. The benefits include wage continuation and fringe benefits which are to be paid out to these former employees over a 24-month period beginning June 30, 2011.  The remaining accrued balance as of September 30, 2011 is $508,122.

NOTE 5. PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	September 30, 2011	December 31, 2010
Buildings and improvements	5-40	$76,508,117	$33,748,211
Equipment	2-10	6,294,503	4,444,077
Land	—	7,345,588	4,719,390
Construction in process	—	654,061	196,589
		90,802,269	43,108,267
Less: accumulated depreciation		6,999,922	5,501,966
Property and equipment, net		$83,802,347	$37,606,301

NOTE 6:  RESTRICTED CASH AND INVESTMENTS

	September 30, 2011	December 31, 2010
HUD escrow deposits	$260,745	$336,993
Funds held in trust for residents	51,463	113,835
Self-restricted cash	792	596,626
Restricted accounts for other debt obligations	3,000,000	—
Total current portion	3,313,000	1,047,454
HUD and other reserves for capital improvements	2,514,077	1,035,851
Restricted investments for other debt obligations	1,941,491	2,064,085
Total noncurrent portion	4,455,568	3,099,936
Total restricted cash and investments	$7,768,568	$4,147,390

During 2011, the Company was required to maintain new restricted cash and investment accounts because of new debt financing agreements (see Note 8).

NOTE 7. ACCRUED EXPENSES

	September 30, 2011	December 31, 2010
Accrued payroll related expenses	$3,899,117	$3,386,110
Accrued employee benefits	2,816,578	1,405,384
Real estate and other taxes	1,434,659	760,999
Third party overpayments and accrued cost report settlements	53,763	943,335
Other accrued expenses	3,593,927	3,168,497
Accrued expenses	$11,798,044	$9,664,325

NOTE 8. NOTES PAYABLE AND OTHER DEBT

	September 30, 2011	December 31, 2010
Lines of credit	$7,720,415	$1,950,132
Mortgage notes payable	82,263,087	32,378,012
Convertible debt, net of discount	14,466,781	9,379,761
Bonds payable, net of discount	6,173,600	6,165,553
Other debt	1,602,703	970,938
Total notes payable and other debt	112,226,586	50,844,396

Less current portion	11,078,424	3,633,401
Total notes payable and other debt, net of current portion	$101,148,162	$47,210,995

Lines of Credit

Gemino Healthcare Finance

On February 25, 2011, AdCare and five of its subsidiaries joined as additional borrowers under the Credit Agreement that was initially entered into on October 29, 2010, with Gemino Healthcare Finance, LLC (“Gemino”). The additional borrowers increased the amount of credit available to the Company and the maximum amount of the credit facility increased from $5,000,000 to $7,500,000. On April 26, 2011, the original terms of the Credit Agreement with Gemino were modified to reduce the maximum amount of the credit facility to $5,500,000 and a new $2,000,000 revolving note was issued under an affiliated credit agreement by adding two additional subsidiaries. On June 2, 2011, AdCare joined two additional subsidiaries as additional borrowers under the Credit Agreement with Gemino. The combined total maximum debt with Gemino remains at $7,500,000.

The Credit Agreement with Gemino contains various financial covenants and other restrictions, including a fixed charge coverage ratio and maximum loan turn days. The Company is required to maintain a fixed charge coverage ratio of 1.1:1, which was not met at September 30, 2011; therefore, the Company was not in compliance with this covenant. However, the Company received a waiver of compliance from Gemino on November 8, 2011.

Private Bank

On September 30, 2011, Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, each wholly owned subsidiaries of AdCare, entered into a Loan and Security Agreement with Private Bank and Trust Company (“Private Bank”) in an aggregate principal amount of $2,000,000. The loan is revolving and will be used to fund the working capital requirements of the three facilities.

The loan matures on September 29, 2012. Interest accrues on the principal balance at an annual rate equal to the greater of: (i) the floating per annum rate of interest most recently announced by Private Bank as its prime plus one percent (1.0%); or (ii) six percent (6.0%). Interest on the loan is payable in equal monthly installments beginning on November 1, 2011, and continuing until maturity.

NOTE 8. NOTES PAYABLE AND OTHER DEBT (continued)

Pre-payment is permitted, if any such pre-payment includes the payment of all accrued and unpaid interest on the loan. The loan is secured by a first priority security interest on all assets of the borrowers, and the Company has guaranteed the loan.

The agreement with Private Bank contains various financial covenants and other restrictions, including a fixed charge coverage ratio and a minimum quarterly EBITDAR. The Company is required to maintain a fixed charge coverage ratio of 1.01:1, beginning in the fourth quarter.

Mortgage Notes

Mountain Trace

In February 2011, the Company refinanced the Mountain Trace facility through the issuance of a mortgage note payable to a financial institution for a total amount of $5,000,000 that matures in 2036, 80% of which is insured by the United States Department of Agriculture (the “USDA”). The USDA mortgage note requires monthly principal and interest payments of $31,700 adjusted quarterly with a variable interest rate of prime plus 1.75% with a floor of 5.75%. Deferred financing costs incurred on the loan amounted to $174,000 and are being amortized to interest expense over the life of the notes. In addition, the loan has an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loan has prepayment penalties of 10% through 2011 declining by 1% each year capped at 1% for the first ten years. The loan has certain financial covenants of which the Company was in compliance at September 30, 2011.

Southland Care Center

To complete the April 29, 2011 acquisition of the senior living facility located in Dublin, Georgia, known as the Southland Care Center, the Company issued a secured promissory note for $5,800,000 with a maturity date of April 30, 2012. The note accrues interest at a variable rate of LIBOR plus 3.75% per annum and may be repaid without penalty with the principal amount due at maturity.  The Company received net proceeds of approximately $5,723,000 net of legal and other financing costs. The note is secured by the Southland Care Center and guaranteed by AdCare.

On July 27, 2011, the Company refinanced the short-term note with long-term financing, consisting of: (i) a Term Note in favor of Bank of Atlanta for an aggregate principal amount of $5,000,000, under the provisions of the USDA Renewal Development Guarantee program (the “SCC USDA Loan”); and (ii) a Note in favor of Bank of Atlanta for an aggregate principal amount of $800,000, under the guidelines of the U.S. Small Business Administration (“SBA”) 7(a) Loan Program (the “SCC SBA Loan” and, together with the SCC USDA Loan, the “SCC Secured Loans”). The proceeds of the SCC Secured Loans were used to repay in its entirety the debt incurred to fund its April 2011 acquisition.

Each of the SCC Secured Loans mature on July 27, 2036. Interest on the SCC USDA Loan and the SCC SBA Loan accrues on the principal balance thereof at an annual variable rate equal to the published Wall Street Journal prime rate plus 1.5% (for the SCC USDA Loan) and 2.25% (for the SCC SBA Loan). The interest rate of the SCC Secured Loans shall be adjusted every calendar quarter. At no time shall the annual interest rate for the SCC USDA Loan be less than 6.0%.

The SCC Secured Loans are payable in equal monthly installments of principal and interest based on a twenty-five (25) year amortization schedule. With respect to the SCC USDA Loan, $32,513 was payable on September 1, 2011, and is payable monthly through maturity. With respect to the SCC SBA Loan, $4,921 is payable every month beginning two months from the month the SCC SBA Loan is dated. The SCC Secured Loans are re-amortized at least annually to amortize the principal over the remaining term.

The SCC USDA Loan has a prepayment penalty of 10% for any prepayment made prior to the first anniversary of the date of the SCC USDA Loan, which penalty is reduced by 1% each year until the tenth anniversary of such date, after which there is no prepayment penalty. Under the SCC SBA Loan, a prepayment fee is incurred if more than 25% of the outstanding principal balance is prepaid in any one of the first three years after the date of the SCC SBA

NOTE 8. NOTES PAYABLE AND OTHER DEBT (continued)

Loan as follows: (i) 5% of the total prepayment amount for prepayment made during the first year; (ii) 3% of the total prepayment amount for prepayment made during the second year; and (iii) 1% of the total prepayment amount for prepayment made during the third year.  The SCC USDA Loan is subject to certain financial covenants.

The SCC USDA Loan requires $250,000 of renovations to the Southland Care Center by July 2013, of which $125,000 was required to be deposited into a restricted reserve account. One-time origination and guaranty costs totaling $126,000 were incurred. In addition, the SCC USDA Loan has an annual renewal fee equal to.25% of the SCC USDA guaranteed portion of the outstanding principal balance of the SCC USDA Loan as of December 31 of each year.

The SCC Secured Loans are secured by a first mortgage on the real property and improvements of the Southland Care Center.  The USDA has conditionally guaranteed 70% of all amounts owing under the SCC USDA Loan, and the SBA has conditionally guaranteed 75% of all amounts owing under the SCC SBA Loan. In addition, AdCare has guaranteed the SCC Secured Loans.

Autumn Breeze Healthcare Center

To complete the April 29, 2011 acquisition of the skilled nursing facility located in Marietta, Georgia, known as the Autumn Breeze Healthcare Center, Mt. Kenn Property Holdings, LLC, a wholly owned subsidiary of AdCare (“Mt. Kenn Property”), issued a secured promissory note for $4,500,000. The note matures on April 30, 2012, accrues interest at a variable rate of LIBOR plus 3.75% per annum and may be prepaid at any time without penalty. The note is secured by the Autumn Breeze Healthcare Center. The Company received net proceeds of $2,436,000, net of $2,000,000 held in a restricted trust account and $64,000 of legal and other financing costs.

The Autumn Breeze Healthcare Center short-term note is due within one year but has been classified as long-term notes because the Company is in the process of refinancing this short-term obligation into a long-term note and has demonstrated the ability to consummate the current refinancing agreement.

College Park Healthcare Center

To complete the May 31, 2011 acquisition of the skilled nursing facility located in College Park, Georgia, known as the College Park Healthcare Center, the Company entered into loan agreement for $2,840,000.  The loan matures on May 1, 2031, accrues interest at the prime rate plus 2% with a minimum rate of 6.25% per annum and may be repaid without penalty with required monthly payments of principal and interest of approximately $21,000. The loan is secured by the facility and guaranteed by AdCare, and by Christopher Brogdon, Vice Chairman and Chief Acquisition Officer of the Company, and his spouse. Additionally, the Company entered a short-term loan agreement for $2,034,000, which matures on February 28, 2012, and accrues interest at 10% with the principal amount due at maturity.  This loan is secured by the College Park Healthcare Center well as the Autumn Breeze Healthcare Center. From both of these loans, the Company received net proceeds of approximately $4,280,000, net of approximately $487,000 held in a restricted escrow account for required facility improvements at College Park and $107,000 of legal and other financing costs. Additionally, the Company has assigned certificates of deposit as additional collateral of $500,000. The Company was required to pledge additional certificates of deposit over the next eight months until the loan is refinanced and, on August 1, 2011, the Company pledged additional cash collateral of $500,000. This loan is also guaranteed by Christopher Brogdon, Vice Chairman and Chief Acquisition Officer of the Company, and his spouse.

On September 6, 2011, the Company refinanced a portion of the debt with respect to the College Park Healthcare Center.  To this end, CP Property Holdings, LLC (“CP Property”), a wholly owned subsidiary of AdCare, entered into a Loan Agreement (the “CP Loan Agreement”) with the Economic Development Corporation of Fulton County (the “CDC”), an economic development corporation working with the SBA, pursuant to the SBA’s 504 Loan Program. Pursuant to the CP Loan Agreement, CP Property issued a Promissory Note in favor of the CDC in an aggregate principal amount of $2,034,000 (the “CP SBA Loan”). The funding of the CP SBA Loan occurred on October 12, 2011 (the “CP Funding Date”).

NOTE 8. NOTES PAYABLE AND OTHER DEBT (continued)

The CP SBA Loan matures on October 1, 2031 (the “CP Maturity Date”). Interest on the CP SBA Loan accrues on the principal balance thereof, beginning on the CP Funding Date, at an annual fixed rate, which rate was determined on the CP Funding Date. The CP SBA Loan is payable in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule through maturity.

CP Property is permitted, upon 45 days prior written notice to the CDC, to prepay the CP SBA Loan in full (along with any other fees and expenses due and payable under the CP SBA Loan); however, partial prepayments are not permitted. The CP SBA Loan has a prepayment premium for any prepayment made during the first ten years of such loan. In the event prepayment occurs during the first ten years of the CP SBA Loan, the prepayment premium is equal to the prepayment amount multiplied by the interest rate on the CP SBA Loan multiplied by a predetermined factor based on the year of prepayment. In the event the CP SBA Loan is prepaid during the first year of the loan, the predetermined factor is 1.00, and for each subsequent year thereafter (through year ten), the predetermined factor is reduced by ten percent (10%).

The CP SBA Loan has: (i) an annual fee payable to the agent servicing such loan equal to one-tenth of one percent (1/10 of 1%) of the outstanding balance of the CP SBA Loan; (ii) an annual fee payable to the CDC equal to one percent (1%) of the outstanding balance of the CP SBA Loan; and (iii) an annual, ongoing guarantee fee payable to the SBA equal to seven hundred forth nine one thousandths of one percent (0.749 of 1%) of the outstanding balance of the CP SBA Loan ((i) through (iii) collectively, the “CP Annual Fees”).  Each of the CP Annual Fees is recalculated every five years.

The CP SBA Loan is secured by: (i) a second deed to secure debt on the real property and improvements of College Park Healthcare Center (subject only to a prior lien held by The Bank of Las Vegas); (ii) a first priority security interest on all equipment of CP Property and CP Nursing, LLC, a wholly owned subsidiary of AdCare and operator of the College Park Healthcare Center, used or useful in their businesses and any products and/or proceeds thereof; and (iii) and an assignment of all CP Property’s right, title and interest in, to and under all existing and future leases and rental agreements with respect to the College Park Healthcare Center.  The SBA has guaranteed all amounts owing under the CP SBA Loan.  In addition, AdCare has guaranteed the CP SBA Loan.

Homestead Manor, River Valley Center, Bentonville Manor and Heritage Park Center

On September 1, 2011, certain wholly owned subsidiaries of AdCare acquired (the “Pinnacle Acquisition”)- four skilled nursing facilities located in Arkansas, known as Homestead Manor; River Valley Center; Bentonville Manor; and Heritage Park Center; along with the home office property located at 7 Halsted Circle, Rogers, Arkansas (the “Pinnacle Home Office”). In connection with the Pinnacle Acquisition, (a) Homestead Property Holdings, LLC, a wholly owned subsidiary of AdCare (“Homestead Property”), entered into a Loan Agreement with Metro City Bank for an aggregate principal amount of $3,600,000 (the “Metro Bank Loan”); (b) Benton Property Holdings, LLC (“Benton Property”), Park Heritage Property Holdings, LLC (“Park Heritage Property”) and Valley River Property Holdings, LLC (“Valley River Property,” each wholly owned subsidiaries of AdCare, entered into a Loan Agreement with Private Bank, pursuant to which Benton Property, Park Heritage Property and Valley River Property jointly and severally issued a Promissory Note in favor of Private Bank for an aggregate principal amount of $11,800,000 (the “Private Bank Loan”); and (c) Benton Property, Valley River Property, Homestead Property, Park Heritage Property and Home Office Property Holdings, LLC, a wholly owned subsidiary of AdCare (“Home Office Property”), jointly and severally issued a Promissory Note in favor of KMJ Management, LLC, the seller of the Pinnacle Acquisition (the “Pinnacle Seller”), for an aggregate principal amount of $2,400,000 (the “Pinnacle Seller Loan”).  The proceeds of the Metro Bank Loan, the Private Bank Loan and the Pinnacle Seller Loan (collectively, the “Pinnacle Credit Facilities”) were used to fund the purchase price of the Pinnacle Acquisition.

The Metro Bank Loan matures on December 1, 2011. Interest on the Metro Bank Loan accrues on the principal balance thereof at a fixed annual rate of 6.0% and is payable monthly, commencing on October 1, 2011 and ending on December 1, 2011. The entire outstanding principal balance of the Metro Bank Loan, together with all accrued but unpaid interest thereon, is payable on December 1, 2011. The Metro Bank Loan is secured by a first mortgage

NOTE 8. NOTES PAYABLE AND OTHER DEBT (continued)

on the real property and improvements constituting Homestead Manor and a certificate of deposit with Metro City Bank for $1,000,000 as additional security. The Company received net proceeds of approximately $3,220,000 net of approximately $300,000 held in a restricted escrow account for required facility improvements and $80,000 of legal and other financing costs.  AdCare and Christopher F. Brogdon, Vice Chairman and Chief Acquisition Officer of the Company, have guaranteed the Metro Bank Loan. Subsequent to September 30, 2011, the Company refinanced the Metro Bank Loan.  (See Note 15.)

The Private Bank Loan matures on September 1, 2016. Interest accrues on the principal balance at an annual variable rate equal to the greater of: (i) the per annum rate of interest equal to LIBOR plus 3.50%; or (ii) 6.0%.  The interest rate of the loan is adjusted monthly and the loan is to be repaid in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule. Principal payments of $20,335 are payable on October 1, 2011, and on the same day of each month thereafter through and including the maturity date. Any prepayment of the loan is subject to the following prepayment premiums: (a) 5% of the total prepayment amount for prepayment made prior to September 1, 2012; (b) 4% of the total prepayment amount for prepayment made on or after September 1, 2012, but prior to September 1, 2013; (c) 3% of the total prepayment amount for prepayment made on or after September 1, 2013, but prior to September 1, 2014; and (d) 2% of the total prepayment amount for prepayment made on or after September 1, 2014, but prior to September 1, 2015.  The prepayment premiums shall not apply in the event that the entire outstanding principal amount of the Private Bank Loan is prepaid in whole from the proceeds of a loan insured, guaranteed or extended by any agency of the United States of America. The loan is secured by a first mortgage on the real property and improvements of Bentonville Manor, Heritage Park Center and River Valley Center, and AdCare has guaranteed the loan.  The Company received net proceeds of approximately $11,362,000, net of approximately $380,000 held in a restricted escrow account for required facility improvements and $58,000 of legal and other financing costs.  The Company paid approximately $120,000 in additional financing fees.

Interest on the principal amount of the Pinnacle Seller Loan accrues at a fixed annual rate of 7.0%. Principal payments under the Pinnacle Seller Loan of $250,000 plus accrued interest are due and payable quarterly, beginning on December 1, 2011, and continuing until all principal and accrued interest is paid in full. The loan is secured by a second mortgage on Bentonville Manor, Heritage Park Center and River Valley Center and title to the Pinnacle Home Office.

The Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center, Grand Lake Villa (“Oklahoma VIE’s”)

On August 1, 2011, certain consolidated variable interest entities acquired five skilled nursing facilities in Oklahoma. The transactions were primarily funded by an interim short-term loan in the amount of $6,640,000 from Metro City Bank for all facilities excluding Grand Lake Villa. The Oklahoma VIEs, excluding Grand Lake Villa, received net proceeds of approximately $6,359,000 for the acquisition, net of restricted collateral accounts of $238,000 and $43,000 of financing costs. The interim financing was subsequently refinanced by USDA guaranteed permanent financing on September 1, 2011. At such time, the $238,000 restricted amounts were paid as additional financing costs. The permanent financing was also provided by Metro City Bank with an 80% guarantee of principal provided by the USDA and matures on September 1, 2036. These loans accrue interest at a variable rate of prime plus 1.5% with a floor of 5.5% adjusted quarterly. Required monthly payments of principal and interest of approximately $41,000 are required beginning October 1, 2011. The loan is subject to certain financial covenants.

The Grand Lake Villa facility acquired was funded by permanent financing provided by the Bank of Atlanta for $3,200,000 with an 80% guarantee of principal provided by the USDA and matures on August 1, 2036. The loan accrues interest at a variable rate of prime plus 1.75% with a floor of 5.75% adjusted quarterly. Required monthly payments of principal and interest of $20,308 was required beginning September 1, 2011 with a balloon payment due at maturity. Net proceeds obtained were approximately $3,100,000 net of $100,000 loan fees. The loan is subject to certain financial covenants.

In addition, on July 28, 2011 Oklahoma Operating, LCC (and entity controlled by Christopher Brogdon) entered into a promissory note with Oklahoma Financial, LLC, a lender controlled by Cantone Research, Inc.  The amount of the note is $2,800,000.  Net proceeds from the note were $2,483,000 net of costs of $391,000.  The note accrues interest at 10% and matures on July 15, 2013.  Interest is payable quarterly with the total principal due at maturity.

NOTE 8. NOTES PAYABLE AND OTHER DEBT (continued)

In the event the principal is not paid in full at maturity, contingent payment requirements exist.  From and after July 15, 2013, a semiannual payment is required in the amount equal or greater to $108,000 or 35% of the aggregate cash flow of the owners for the preceding six month period.  If the payments are not made in an amount of at least $108,000, the amount of the shortfall will continue as an obligation.

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

Other Debt

Promissory Note Issued March 31, 2011

On March 31, 2011, the Company issued a Promissory Note in the amount of $1,385,000. The promissory note bears interest at 12% and matures on July 1, 2011. The Company paid a commitment fee of 4%, or $55,400, in connection with the promissory note. Subsequent to March 31, 2011, the Company obtained additional proceeds from additional issuances of the Notes. A portion of the net proceeds obtained were used to repay this promissory note.

Mountain Trace Promissory Notes

On June 10, 2011, Mountain Trace ADK, LLC, a wholly owned subsidiary of AdCare, issued promissory notes in the aggregate principal amount of $1,000,000. The notes mature April 1, 2013, and bear interest at 11%  payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011. The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of October 1, 2011, April 1, 2012 and October 1, 2012. The notes may also be prepaid without penalty by providing fifteen days prior notice. The Company received proceeds of $895,000 net of legal and other financing costs.

NOTE 9.  ACQUISITIONS

Summary of 2011 Acquisitions

During the nine months ended September 30, 2011, the Company has acquired a total of 13 skilled nursing facilities as described further below and a number of pending acquisitions are in process.  For the nine months ending September 30, 2011, the Company has incurred a total of approximately $1,894,000 of acquisition costs that are presented net of bargain purchase gains in the “Other Income” section of the Consolidated Statements of Operations.  Acquisition costs include non-cash charges of $206,000 from the issuance of 36,337 shares of common stock with a per share market value of $5.68.

NOTE 9.  ACQUISITIONS (continued)

Mountain Trace

On December 30, 2010, Mountain Trace Nursing ADK, LLC, a wholly owned subsidiary of AdCare, completed the acquisition of Mountain Trace, a skilled nursing facility located in Sylva, North Carolina, for a purchase price of $6,200,000. The Company obtained control of the facility effective January 1, 2011. In connection with the acquisition, the Company recognized a total gain of approximately $1,100,000, as the transaction resulted in a bargain purchase because the seller was motivated to sell the facility in order to retire and restructure the composition of their facilities in certain of the states in which they operate.

To complete the acquisition, the Company issued various notes (see Note 8) with the balance of the consideration transferred in cash.  The following table summarizes the consideration transferred and the amounts of the assets acquired and recognized at fair value on the acquisition date:

Consideration Transferred:
Net proceeds from Loans	$4,945,428
Cash from earnest money deposits	250,000
Cash	975,086
Total consideration transferred	$6,170,514
Assets Acquired:
Land	320,000
Building	5,746,200
Equipment and Furnishings	148,800
Intangibles — Bed Licenses	1,060,000
Total identifiable net assets	7,275,000
Less: gain on bargain purchase	(1,104,486)
Total consideration	$6,170,514

Autumn Breeze Healthcare Center, Southland Care Center and College Park Healthcare Center

On April 29, 2011, Erin Property acquired the Southland Care Center, a skilled nursing facility located in Dublin, Georgia. In addition, on April 29, 2011, Mt. Kenn Property acquired the Autumn Breeze Healthcare Center, a skilled nursing facility located in Marietta, Georgia. On May 31, 2011, CP Property acquired the College Park Healthcare Center, a skilled nursing facility located in College Park, Georgia. The total purchase price for all three facilities was $17,943,000 after final closing adjustments.

Through separate Operations Transfer Agreements, the Company obtained control of Autumn Breeze Healthcare and Southland Care Center effective May 1, 2011. The Company had paid $500,000 in earnest money upon entering the purchase agreement and an additional $400,000 to extend the closing date to April 29, 2011. A final Operations Transfer Agreement allowed the Company to obtain control of the College Park Care Center effective June 1, 2011.

To complete the acquisition, the Company issued various notes (see Note 8) with the balance of the consideration transferred in cash. The following table summarizes the consideration transferred and the amounts of the assets acquired and recognized at fair value on the acquisition date:

Consideration Transferred:
Net proceeds from Loans	$12,438,990
Cash from earnest money deposits	900,000
Cash	4,603,527
Total consideration transferred	$17,942,517
Assets Acquired:
Land	675,000
Building	11,011,017
Equipment and Furnishings	226,500
Intangibles — Bed Licenses	6,030,000
Total identifiable net assets	$17,942,517

NOTE 9.  ACQUISITIONS (continued)

The Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center, and Grand Lake Villa (“Oklahoma VIE’s”)

On August 1, 2011, five skilled nursing facilities located in Oklahoma, were purchased for an aggregate purchase price of $11,250,000 by companies owned and operated by Christopher Brogdon, the Company’s Vice Chairman and Chief Acquisition Officer, and others.  These facilities are known as the Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center and Grand Lake Villa.

Even though the Company does not have any equity interest in these facilities, the Company determined that it is a variable interest entity as the ownership entity does not have sufficient equity at risk under the Variable Interest Entities accounting pronouncements (See Note 10). Given the related party relationship with Christopher Brogdon, the common shareholder and other variable interests, the Company determined that it is the primary beneficiary and consolidation of the facilities is required. The Company initially consolidated the Oklahoma VIE’s on August 1, 2011, the date of acquisition and initial operations.

To complete the acquisition, the Oklahoma VIE’s issued various notes (see Note 8) with the balance of the consideration transferred in cash. The following table summarizes the consideration transferred and the amounts of the assets acquired and recognized at fair value as recorded by the Company on the acquisition date:

Consideration Transferred:
Net proceeds from Loans	$9,459,017
Cash from earnest money deposits	200,000
Cash at closing	1,559,538
Total consideration transferred	$11,218,555
Assets Acquired:
Land	660,658
Building	7,958,092
Equipment and Furnishings	846,250
Bed Licenses	1,785,000
Total assets acquired	11,250,000
Liabilities Assumed:
Real estate taxes	(31,445)
Total identifiable net assets	$11,218,555

The estimated fair values of the assets acquired are provisional and are based on the information that was available as of the acquisition date.  The Company believes that the information provides a reasonable basis for estimating the fair values of the assets acquired but the Company is awaiting additional information necessary to finalize those fair values.  Therefore, the provisional measurements of fair value reflected are subject to changes and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation before December 31, 2011.

Homestead Manor, River Valley Center, Benton Manor and Heritage Park Center

On September 1, 2011, certain wholly owned subsidiaries of AdCare completed the Pinnacle Acquisition, pursuant to that certain Purchase and Sale Agreement, by and between the Pinnacle Seller and Arkansas ADK, LLC, a wholly owned subsidiary of AdCare (“Arkansas ADK”), dated March 14, 2011 and amended as of July 1, 2011 (as so amended, the “Pinnacle Purchase Agreement”).  Pursuant to the Pinnacle Purchase Agreement, such subsidiaries acquired certain land, buildings, improvements, furniture, fixtures and equipment comprising: (i) Homestead Manor; (ii) River Valley Center; (iii) Bentonville Manor; (iv) Heritage Park Center; and (v) the Pinnacle Home Office, for an aggregate adjusted purchase price of $19,448,955. Additionally, if within twelve months following September 1, 2011 the Pinnacle Seller delivers documents satisfactory to authorize Rose Missouri Nursing, LLC (“Rose Nursing”), a wholly owned subsidiary of AdCare, to become the tenant and/or operator of the skilled nursing facility located in Cassville, Missouri (the “Leased Facility”), then Rose Nursing is required to pay to the Pinnacle Seller an additional $500,000 and Rose Nursing shall become the tenant and/or operator of the Leased Facility.  Subsequent to September 30, 2011, Rose Nursing became the tenant and operator of the Leased Facility. (See Note 15.)

NOTE 9.  ACQUISITIONS (continued)

Through an Operations Transfer Agreement, the Company obtained control of the four facilities and the Home Office effective September 1, 2011.

To complete the acquisition, subsidiaries of AdCare issued various notes (see Note 8) with the balance of the consideration transferred in cash. The following table summarizes the consideration transferred and the amounts of the assets acquired and recognized at fair value on the acquisition date:

Consideration Transferred:
Net proceeds from Loans	$14,582,106
Seller note	2,400,000
Cash from earnest money deposits	350,000
Cash	2,116,849
Total consideration transferred	$19,448,955
Assets Acquired:
Land	1,010,100
Building	16,228,500
Equipment and Furnishings	296,400
Intangibles — Bed Licenses	1,965,000
Total assets acquired	19,500,000
Liabilities Assumed:
Real estate taxes	(51,045)
Total identifiable net assets	$19,448,955

The estimated fair values of the assets acquired are provisional and are based on the information that was available as of the acquisition date.  The Company believes that the information provides a reasonable basis for estimating the fair values of the assets acquired but the Company is awaiting additional information necessary to finalize those fair values.  Therefore, the provisional measurements of fair value reflected are subject to changes and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation before December 31, 2011.

Potential Acquisitions

North Carolina, South Carolina, Tennessee and Virginia

On June 27, 2011, the Company entered into a purchase agreement for the asset purchase of two skilled nursing facilities located in North Carolina and South Carolina, the acquisition of lease agreements for nine skilled nursing facilities that are located in North Carolina, South Carolina, Tennessee and Virginia, and the acquisition of management agreements to manage four skilled nursing facilities located in Tennessee.  The purchase price consists of $21,650,000 in cash, common stock of the Company with an aggregate value of $5,000,000, and a five-year promissory note in the principal amount of $3,217,000.  The Company paid a $500,000 earnest money deposit upon signing the purchase agreement.  The earnest money deposit is refundable subject to certain terms and conditions.  If this transaction closes, the Company expects to obtain control of such facilities by the end of the first quarter of 2012.

Eaglewood Care Center and Eaglewood Village

On August 15, 2011, a wholly-owned subsidiary of AdCare entered into a purchase agreement to acquire Woodland Manor (also known as Eaglewood Care Center), a skilled nursing facility, and Eaglewood Village, an assisted living facility located in Springfield, Ohio, for an aggregate purchase price of $13.5 million.  The Company deposited $200,000 into escrow to be held as earnest money.

The closing of the purchase of Eaglewood Care Center and Eaglewood Village is expected to occur on December 1, 2011.  AdCare may extend the closing until January 1, 2012 or February 1, 2012, with a payment of an additional $50,000 in earnest money.

NOTE 9.  ACQUISITIONS (continued)

Subsequent to September 30, 2011, the purchase agreement was amended to reduce the purchase price, increase the amount of cash payable at closing and reduce the principal amount of the seller financing. (See Note 13.)

Stone County Nursing and Rehabilitation and Stone County Residential Care Facility

On August 15, 2011, a wholly-owned subsidiary of AdCare entered into a purchase agreement to acquire the Stone County Nursing and Rehabilitation Facility, a skilled nursing facility, and Stone County Residential Care Facility, a skilled nursing facility/assisted living facility, both located in Mountain View, Arkansas, for a purchase price of an aggregate of $4.2 million. AdCare has deposited $200,000 into escrow to be held as earnest money.

The closing of the purchase of Stone County Nursing and Rehabilitation Facility and Stone County Residential Care Facility is expected to occur on December 1, 2011.  AdCare may extend the closing subject to payment of an additional $50,000 in earnest money.

Unaudited Pro forma Financial Information

Acquisitions have been included in the consolidated financial statements since the dates the Company gained effective control. For 2011, combined revenue for all acquisitions since gaining effective control is approximately $16,455,000 and resulted in an income from operations of approximately $1,027,000.

The following table represents pro forma results of consolidated operations as if all of the 2010 and 2011 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

	Nine Months Ended September 30,
	2011	2010
Pro Forma Revenue	$133,261,655	$126,183,714
Pro Forma Operating Expenses	$128,250,197	$125,254,104
Pro Forma Income from Operations	$5,011,458	$926,610

Revenue and operating expense assumptions used in the Company’s pro forma financial information primarily include those related to enhancement and efficiencies that were identified prior to the acquisition of the facilities and expected to occur under the Company’s management of the operations of the facilities.

The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

NOTE 10.  VARIABLE INTEREST ENTITIES

Riverchase Village (VIE) Extension

On April 9, 2010, Riverchase Village ADK, LLC (“Riverchase”), a wholly owned subsidiary of AdCare entered into a Purchase Agreement with a company controlled by a bank, to acquire the assets of Riverchase Village, an assisted living facility located in Hoover, Alabama. The right to acquire Riverchase Village was assigned to Chris Brogdon, Vice Chairman and Chief Acquisitions Officer of the Company, on June 22, 2010, and the transaction closed on June 25, 2010. As consideration for the assignment, Chris Brogdon granted the Company a one-year option with a $100,000 exercise price to acquire Riverchase Village under the same terms and conditions as set forth in the Purchase Agreement. In addition, the Company entered into a five-year management contract to manage Riverchase. In June 2011, AdCare’s option to purchase Riverchase Village was extended by one year.

NOTE 10.  VARIABLE INTEREST ENTITIES (continued)

Oklahoma Facilities (VIE’s)

In August, 2011, the Company began providing certain administrative services to the Oklahoma VIE Facilities. The Company is currently negotiating an option agreement that would give the Company the option to acquire the Oklahoma VIE Facilities from the Oklahoma VIEs, subject to approval by the Company’s Board of Directors.

On August 1, 2011, the Oklahoma VIEs (which are owned and controlled by Christopher Brogdon, Vice Chairman and Chief Acquisition Officer of the Company) purchased the Oklahoma VIE Facilities (five skilled nursing facilities located in Oklahoma known as the Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center and Grand Lake Villa). Even though the Company does not have any equity interest in the Oklahoma VIE Facilities, the Company determined that these facilities constitute a variable interest entity, as the ownership entity does not have sufficient equity at risk under the Variable Interest Entities accounting pronouncements.  Given the related party relationship with the common shareholder, the Company determined that it is the primary beneficiary of the Oklahoma VIE Facilities and that consolidation of the Oklahoma VIE Facilities is required. As such, the Company initially consolidated the Oklahoma VIE Facilities on August 1, 2011, the date of their acquisition by the Oklahoma VIEs and initial operations.  As the primary beneficiary of the Oklahoma VIE Facilities, the Company has included the assets, liabilities and results of operations of the Oklahoma VIE Facilities in the Company’s consolidated financial statements beginning August 1, 2011.  As the Company does not have any equity interest in the Oklahoma VIE Facilities, the other equity holder’s 100% interest is reflected in “Net Loss (Income) Attributable to Noncontrolling Interests” in the consolidated statement of operations and “Noncontrolling interest in subsidiaries” in the consolidated balance sheet.

The following summarizes the carrying amounts of the facility’s assets and liabilities included in the consolidated balance sheet at September 30, 2011:

Oklahoma Facilities - Assets and Liabilities:

(Amounts in 000’s)	September 30, 2011
Cash	$469
Accounts receivable	606
Intangibles	1,785
Property and equipment, net	9,422
Other assets	633
Total assets	$12,915

Accounts Payable	$435
Accrued expenses	448
Notes payable	12,618
Noncontrolling interest	(586)
Total liabilities	$12,915

NOTE 11.  SHARE-BASED COMPENSATION

Employee Common Stock Warrants & Options

The Company entered an employment agreement with its Chief Executive Officer effective January 10, 2011. Terms of the agreement included equity compensation of a warrant to purchase up to 250,000 shares of common stock with an exercise price equal to $4.13 per share. One third of the warrants vested on January 10, 2011, and the remaining two thirds shall vest ratably on the day before each of the two subsequent anniversaries.  The warrant is exercisable until the term expires in January, 2021. Using the Black Scholes option-pricing model, the fair value of the warrant was estimated at $2.72 per share and is being recognized as share-based compensation expense over the requisite service period of the award.

NOTE 11.  SHARE-BASED COMPENSATION (continued)

Employee Common Stock Warrants & Options (continued)

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

On June 3, 2011, the Company granted incentive stock options to certain members of management pursuant to the 2011 plan. A total of 147,000 options were granted with an exercise price per share of $5.75. The options vest ratably on the day before each of the three subsequent anniversaries.  The options are exercisable until the term expires in June, 2016.  The fair value of the options was estimated at $3.18 per share and is being recognized as share-based compensation expense over the requisite service period of the awards.  Subsequently, 25,000 shares have forfeited prior to vesting.

On August 26, 2011, the Company granted incentive stock options to certain members of management pursuant to the 2011 plan. A total of 130,000 options were granted with an exercise price per share of $4.96.  Subsequently, 50,000 shares have forfeited prior to vesting. The options vest ratably on the day before each of the three subsequent anniversaries.  The options are exercisable until the term expires in August, 2016. The fair value of the options was estimated at $2.63 per share and is being recognized as share-based compensation expense over the requisite service period of the awards.

Nonemployee Common Stock Warrants

On March 31, 2011, the Company issued a promissory note up to a maximum of $5,500,000. In connection with this financing arrangement, the Company issued to the placement agent a warrant to purchase up to 250,000 shares of common stock with an exercise price per share equal to $5.30. The warrant is exercisable until the term expires in March, 2014. Using the Black Scholes option-pricing model, the fair value of the warrant was estimated at $1.32 per share and is being recognized as expense over the term of the related promissory note.

On May 1, 2011, the Company entered into a consulting agreement with Noble Finance. In connection with this agreement, the Company issued 50,000 warrants to purchase common stock with an exercise price per share equal to $4.50. The warrants vest over an eight-month period from May through December 2011. The warrants are exercisable until the term expires in May 2016. The fair value of the warrants was estimated at $2.08 per share and is being recognized as expense over the term of the agreement.

NOTE 12.             FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Level 1: Quoted Prices in	Level 2:	Level 3:
	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at September 30, 2011
Derivative Liability	$—	$—	$2,057,152	$2,057,152

NOTE 12.          FAIR VALUE MEASUREMENTS (continued)

Following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended September 30, 2011:

Derivative Liability
Beginning Balance	$2,905,750
Gains included in loss on debt extinguishment	41,941
Derivative gain	806,657
Ending Balance	$2,057,152

During 2010, the Company issued subordinated convertible notes in which it was determined that the conversion feature was required to be bifurcated from the debt host and accounted for separately as a derivative liability recorded at fair value. The Company estimates the fair value of the derivative liability using the Black-Scholes option-pricing model with changes in fair value being reported in the consolidated statement of operations.  The impact of any conversion activity is recognized net of any loss from the debt extinguishment.

NOTE 13. STOCK DIVIDEND

On August 31, 2011, the Company’s Board of Directors declared a 5% stock dividend, issued on October 14, 2011 (see Note 15) to stockholders of record at the close of business on September 30, 2011. As a result of the payment of the stock dividend, the number of outstanding shares of common stock increased by 579,516 as of September 30, 2011. As the Company is in a deficit position, there is no recorded impact to the reported amounts of stockholders’ equity in the accompanying consolidated balance sheet. As the stock dividend was declared before the release of the accompanying consolidated financial statements, all references to the number of common shares and per-share amounts are restated based on the increased number of shares giving retroactive effect to the stock dividend to prior period reported amounts.

NOTE 14.  WARRANT CALL

On August 17, 2011, the Company gave notice that it was exercising its option to call for redemption of the outstanding: (i) warrants to purchase shares of common stock, sold in the Company’s initial public offering in November 2006 (the “IPO Warrants”); and (ii) warrants to purchase shares of common stock sold in a private placement in December 2009 (the “Private Placement Warrants” and, together with the IPO Warrants, the “Warrants”). Registered holders of the Warrants had until September 19, 2011 (the “Call Exercise Period”) to exercise each Warrant for 1.05 shares of common stock at a price of $2.38 per share.  On September 14, 2011, the Company announced that it extended the last day of the Call Exercise Period to September 26, 2011.  Any Warrants not exercised by the registered holders thereof within the Call Exercise Period automatically expired on the last day of the Call Exercise Period, and AdCare remitted to the registered holders of such expired Warrants the sum of ten cents ($.10) per underlying share of common stock.

In connection with the warrant call, 2,759,174 Warrants were exercised by the holders thereof and the Company issued 2,897,149 shares of common stock.  The Company received aggregate net proceeds of $6.3 million upon such exercises including issuance costs of approximately $0.6 million.  On September 26, 2011, the remaining 29,376 warrants expired requiring the Company to pay the aggregate call amount of approximately $3,000.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Mortgage Notes

College Park Healthcare Center

The funding of the CP SBA Loan occurred on October 12, 2011, the CP Funding Date. Interest on the CP SBA Loan accrues on the principal balance thereof, beginning on the CP Funding Date, at an annual fixed rate of 2.80737%, which rate was determined on the CP Funding Date. CP Property used the proceeds of the CP SBA Loan to repay in its entirety the debt incurred by CP Property and payable to Apax Capital, LLC, which debt was used to partially fund CP Property’s acquisition in May 2011 of the College Park Healthcare Center.

Homestead Manor

On October 14, 2011, the Company refinanced the Metro Bank Loan. To this end, Homestead Property and Homestead Nursing, LLC, the operator of Homestead Manor and a wholly owned subsidiary of AdCare (“Homestead Nursing”), issued a Term Note in favor of Square 1 Bank for an aggregate principal amount of $3,600,000, under the provisions of the USDA Rural Development Guarantee program (the “Homestead USDA Loan”).  Homestead Property used the proceeds of the Homestead USDA Loan to repay the debt it incurred to fund its acquisition of Homestead Manor, which debt had been guaranteed by AdCare.

The Homestead USDA Loan matures on October 14, 2036 (the “Homestead Maturity Date”). Interest on the Homestead USDA Loan accrues on the principal balance thereof at an annual variable rate equal to the published Wall Street Journal prime rate plus 1.0%, and the interest rate of the Homestead USDA Loan shall be adjusted every calendar quarter.  At no time shall the annual interest rate for the Homestead USDA Loan be less than 5.75%.

The Homestead USDA Loan shall be repaid in equal monthly installments of principal and interest based on a twenty-five (25) year amortization schedule.  The amount of $25,648 payable on December 1, 2011, and on the same day of each month thereafter through and including the Homestead Maturity Date. The Homestead USDA Loan is to be re-amortized annually so as to amortize the principal over the remaining term thereof.

The Homestead USDA Loan has a prepayment penalty of 10% for any prepayment made prior to the first anniversary of the date of the Homestead USDA Loan, which penalty is reduced by 1% each year thereafter until the tenth anniversary of such date, after which there is no prepayment penalty. The Homestead USDA Loan had one-time origination and guaranty fees totaling $93,600 and an annual renewal fee payable by Homestead Property and Homestead Nursing in an amount equal to .25% of the USDA guaranteed portion of the outstanding principal balance of the Homestead USDA Loan as of December 31 of each year, beginning December 31, 2012.

The Homestead USDA Loan is secured by a first mortgage on the real property and improvements of Homestead Property (including Homestead Manor), a first priority security interest on all furnishings, fixtures, equipment and inventory associated with Homestead Manor, and an assignment of all rents paid under any and all leases and rental agreements, existing now or in the future, with respect to the real property. The USDA has conditionally guaranteed 80% of all amounts owing under the Homestead USDA Loan, and AdCare has unconditionally guaranteed all amounts owing under the Homestead USDA Loan.

In addition, in connection with obtaining the Homestead USDA Loan, Homestead Property and Homestead Nursing entered into an Escrow Agreement with Square 1 Bank, as both lender and escrow agent pursuant to which Homestead Property and Homestead Nursing deposited $300,000 into an escrow account.  These escrow funds will be used to complete certain ongoing capital improvements being made to Homestead Manor.

NOTE 15. SUBSEQUENT EVENTS (continued)

Acquisitions

Red Rose Lease

Pursuant to the Pinnacle Purchase Agreement and subject to the satisfaction of certain conditions, Rose Nursing was required to become the tenant and/or operator of the Leased Facility, a 90 bed skilled nursing located in Cassville, Missouri. On October 31, 2011, Rose Nursing entered into an Assignment of Lease and Landlord’s Consent (the “Assignment Agreement”) with Cassville Real Estate, Inc. (f/k/a/ Cassville Manor, Inc.), the landlord of the Leased Facility (“Cassville”), and KMJ Enterprises Cassville, LLC, and an affiliate of KMJ (“KMJ Enterprises”), pursuant to which KMJ Enterprises assigned to Rose Nursing its interest, as tenant, in and to the Red Rose Facility under that certain Lease, dated December 1, 1983, as amended pursuant to that certain Amendment and Extension to Lease Agreement effective September 27, 1999 and as assigned pursuant to that certain Lease Assumption Agreement and Guaranty effective January 1, 2003 (as assigned and amended, the “Lease”).  Additionally, on November 1, 2011, Rose Nursing entered into an Operations Transfer Agreement (the “OTA”) with KMJ, pursuant to which KMJ assigned to Rose Nursing all of its right, title and interest in and to certain assets located at, and held by KMJ for use in connection with the operation of, the Red Rose Facility.

As a result of entering into the Assignment Agreement and OTA, Rose Nursing became the tenant and operator, respectively, of the Leased Facility, and in connection therewith paid to KMJ Enterprises: (i) the amount of $500,000 pursuant to the Pinnacle Purchase Agreement; and (ii) the amount of $13,500, which represents the amount paid by KMJ Enterprises to Cassville as a security deposit under the Lease, the rights to which were assigned by KMJ Enterprises to Rose Nursing pursuant to the Assignment Agreement.  The term of the Lease expires on September 30, 2014.

Each of the Company, Christopher F. Brogdon, the Company’s Vice Chairman and Chief Acquisition Officer, and his spouse has jointly, severally and unconditionally guaranteed all amounts owing by Rose Nursing under the Lease and the full, prompt and complete performance by Rose Nursing of all covenants, conditions and provisions contained in the Lease.

Potential Acquisitions

Eaglewood Care Center and Eaglewood Village

On August 15, 2011, a wholly-owned subsidiary of AdCare entered into a purchase agreement to acquire Woodland Manor (also known as Eaglewood Care Center), a skilled nursing facility, and Eaglewood Village, an assisted living facility located in Springfield, Ohio, for an aggregate purchase price of $13.5 million.  Subsequent to September 30, 2011, the purchase agreement was amended to reduce the purchase price, increase the amount of cash payable at closing and reduce the principal amount of the seller financing.

Oklahoma First Commercial Bank

On October 14, 2011, AdCare Property Holdings entered into an Amendment and Assignment of Purchase and Sale Agreement, effective September 30, 2011, with First Commercial Bank and Brogdon Family pursuant to which AdCare Property Holdings assumed all of Brogdon Family’s rights under that certain Purchase and Sale Agreement, made and entered into as of May 5, 2011, by and between First Commercial Bank and Brogdon Family, as amended by that certain First Amendment to Purchase and Sale Agreement, made and entered into as of June 13, 2011, by and between First Commercial Bank and Brogdon Family (as so amended and assigned to AdCare Property Holdings, the “Oklahoma Purchase Agreement”).  Pursuant to the Oklahoma Purchase Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, AdCare Property Holdings will acquire land, buildings, improvements, furniture, fixtures, operating agreements and equipment comprising five skilled nursing facilities located in Oklahoma: Edwards Redeemer Nursing Center, Harrah Nursing Center, Northwest Nursing Center, McLoud Nursing Center and Meeker Nursing Center for an aggregate purchase price of $16 million.

NOTE 15. SUBSEQUENT EVENTS (continued)

Potential Acquisitions (continued)

AdCare Property Holdings deposited $200,000 into escrow to be held as earnest money.

The closing is expected to occur no later than four months after the date AdCare Property Holdings files its application for a certificate of need with the Oklahoma State Department of Health.

Equity Activity

On October 14, 2011, a 5% stock dividend was paid to stockholders of record at the close of business on September 30, 2011. As a result of the payment of the stock dividend, the number of outstanding shares of common stock increased by approximately 579,500.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

Certain statements in this report constitute “forward-looking statements.”  These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Specifically, the actions of competitors and customers and our ability to execute the Company’s business plan, and our ability to increase revenues is dependent upon our ability to continue to expand our current business and to expand into new markets, general economic conditions, and other factors.  You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.  You should read this Management’s Discussion and Analysis in conjunction with the financial statements and related notes included in this Form 10-Q (“Quarterly Report”) and included on the Annual Report.

Overview

We are an owner and manager of retirement communities, assisted living facilities, and nursing homes.  We deliver skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  As of September 30, 2011, we operated 40 facilities, comprised of 32 skilled nursing centers, seven assisted living residences and one independent living/senior housing facility, totaling approximately 3,600 beds/units.  Our facilities are located in Arkansas, Alabama, Georgia, North Carolina, Ohio and Oklahoma (via VIE).

Facility History

	September 30,	December 31,
	2011	2010	2009
Cumulative number of facilities	40	27	14
Cumulative number of operational beds	3,579	2,428	852

Facility Breakdown at September 30, 2011

	Number of	Number of Facilities
State	Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Arkansas	402	4	—	—	—	4
Alabama	408	2	1	—	—	3
Georgia	1,497	3	—	10	—	13
North Carolina	106	1	—	—	—	1
Ohio	852	8	—	1	5	14
Oklahoma (VIE)	314	—	5	—	—	5
Total	3,579	18	6	11	5	40

Facility Type
Skilled Nursing	3,196	12	5	11	4	32
Assisted Living	300	6	1	—	0	7
Independent Living	83	—	—	—	1	1
Total	3,579	18	6	11	5	40

2011 Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities.  For a detailed discussion of acquisition activity through December 31, 2010, see the Management’s Discussion and Analysis included in the Annual Report.

The facilities acquired during the nine months ended September 30, 2011 are as follows:

•                  Effective January 1, 2011, we acquired Mountain Trace, a 106 bed skilled nursing facility located in Sylva, North Carolina.

•                  On April 29, 2011, we acquired Southland Care Center, a 126 bed skilled nursing facility located in Dublin, Georgia.  Through an Operations Transfer Agreement, we obtained control of the facility effective May 1, 2011.

•                  On April 29, 2011, we acquired Autumn Breeze Healthcare Center, a 109 bed skilled nursing facility located in Marietta, Georgia.  Through an Operations Transfer Agreement, we obtained control of the facility effective May 1, 2011.

•                  On May 31, 2011, we acquired College Park Healthcare Center, a 100 bed skilled nursing facility located in College Park, Georgia.  Through an Operations Transfer Agreement, we obtained control of the facility effective June 1, 2011.

•                  On August 1, 2011, we acquired (through a VIE subject to pending agreement — see Note 10) The Living Center, a 50 bed nursing facility; Kenwood Manor, a 45 bed nursing facility; Enid Senior Care, a 102 bed nursing facility; Betty Ann Nursing Center, a 60 bed nursing facility; and Grand Lake Villa, a 100 bed nursing facility, all located in Oklahoma.

•                  On September 1, 2011, we acquired Homestead Manor, a 94 bed skilled nursing facility located in Stamps, Arkansas; River Valley Center, a 117 bed skilled nursing facility located in Fort Smith, Arkansas; Bentonville Manor, a 95 bed skilled nursing facility located in Bentonville, Arkansas; and Heritage Park, a 93 bed nursing facility located in Benton, Arkansas.

Potential Acquisitions

Existing purchase agreements to acquire facilities are as follows:

•                  North Carolina, South Carolina, Tennessee and Virginia

On June 27, 2011, the Company entered into a purchase agreement for the asset purchase of two skilled nursing facilities located in North Carolina and South Carolina, the acquisition of lease agreements for nine skilled nursing facilities that are located in North Carolina, South Carolina, Tennessee and Virginia, and the acquisition of management agreements to manage four skilled nursing facilities located in Tennessee.  The purchase price consists of $21,650,000 in cash, common stock of the Company with an aggregate value of $5,000,000, and a five-year promissory note in the principal amount of $3,217,000.  If this transaction closes, the Company expects to obtain control of such facilities by the end of the first quarter of 2012.

•                  Eaglewood Care Center and Eaglewood Village

On August 15, 2011, the Company entered into a purchase agreement to acquire Woodland Manor (also known as Eaglewood Care Center), a skilled nursing facility, and Eaglewood Village, an assisted living facility located in Springfield, Ohio, for an aggregate purchase price of $13.5 million.  Subsequent to September 30, 2011, the purchase agreement was amended to reduce the purchase price, increase the amount of cash payable at closing and reduce the principal amount of the seller financing. The closing of the purchase of the Eaglewood Care Center and Eaglewood Village is expected to occur on December 1, 2011.

•                  Stone County Nursing and Rehabilitation and Stone County Residential Care Facility

On August 15, 2011, a wholly owned subsidiary of AdCare entered into a purchase agreement to acquire the Stone County Nursing and Rehabilitation Facility, a skilled nursing facility, and Stone County Residential Care Facility, a skilled nursing facility/assisted living facility, both located in Mountain View, Arkansas, for a purchase price of an aggregate of $4.2 million. AdCare has deposited $200,000 into escrow to be held as earnest money. The closing of the purchase of the Stone County Nursing and Rehabilitation Facility and Stone County Residential Care Facility is expected to occur on December 1, 2011.

•                  Oklahoma First Commercial Bank

On October 14, 2011 AdCare Property Holdings entered into an agreement with First Commercial Bank and Brogdon Family, pursuant to which the Company assumed all of Brogdon Family’s rights under a purchase and sale agreement entered into as of May 5, 2011, by and between First Commercial Bank and Brogdon Family, as amended as of June 13, 2011. AdCare plans to acquire five skilled nursing facilities located in Oklahoma for an aggregate purchase price of $16 million.  The closing is expected to occur no later than four months after the date AdCare Property Holdings files its application for a certificate of need with the Oklahoma State Department of Health.

We are currently evaluating several acquisition opportunities, in addition to those described above, and we plan to continue to seek new opportunities to further our growth strategy.  No assurances can be made that any of these opportunities will be determined to be appropriate or that they may be acquired on terms acceptable to us.

Segments

The Company reports its operations in four segments:  SNF, ALF, Home Health, and Management/Corporate.  The Company delivers skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities.  The Home Health segment provides home health care services to patients while they are living in their own homes.  The Management/Corporate segment engages in the management of facilities and accounting and IT services.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating results excludes interest expense and other non-operating income and expenses.  See Note 3 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

Skilled Nursing

We focus on two primary indicators in evaluating the financial performance in this segment.  Those indicators are facility occupancy and patient mix.  Facility occupancy is important as higher occupancy generally leads to higher revenues.  In addition, concentrating on increasing the number of Medicare covered admissions (“patient mix”) helps in increasing revenues.  We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis.

“Same Facilities” results represent those owned and leased facilities we began to operate prior to October 1, 2010.

“Recently Acquired Facilities” results represents those owned and leased facilities we began to operate subsequent to October 1, 2010.

Average Occupancy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Same Facilities	85.5%	84.1%	85.8%	83.5%
Recently Acquired Facilities	85.3%	n/a	86.7%	n/a
Total	85.4%	84.1%	86.2%	83.5%

We continue our work towards maximizing the number of patients covered by Medicare where our profit margins are higher.

Patient Mix

Three Months Ended September 30,

	Same Facilities		Recently Acquired Facilities		Total
	2011	2010	2011	2010	2011	2010
Medicare	16.3%	11.8%	11.5%	n/a	13.6%	11.8%
Medicaid	71.9%	77.5%	79.6%	n/a	76.3%	77.5%
Other	11.8%	10.7%	8.9%	n/a	10.1%	10.7%
Total	100.0%	100.0%	100.0%	n/a	100.0%	100.0%

Nine Months Ended September 30,

	Same Facilities		Recently Acquired Facilities		Total
	2011	2010	2011	2010	2011	2010
Medicare	16.6%	12.4%	12.3%	n/a	14.5%	12.4%
Medicaid	72.7%	74.0%	79.8%	n/a	76.2%	74.0%
Other	10.7%	13.6%	7.9%	n/a	9.3%	13.6%
Total	100.0%	100.0%	100.0%	n/a	100.0%	100.0%

Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenues. Medicare reimburses our skilled nursing facilities under a prospective payment system (“PPS”) for certain inpatient-covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (“RUG”) category that is based upon each patient’s acuity level.  On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. CMS announced it is recalibrating the case-mix indexes (“CMIs”) for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. Each RUG group consists of CMIs that reflect a patient’s severity of illness and the services that a patient requires in the skilled nursing facility. In transitioning from the previous classification system to the new RUG-IV, CMS adjusted the CMIs for fiscal year 2011 based on forecasted utilization under this new classification system to establish parity in overall payments. The fiscal year 2011 recalibration of the CMIs will result in a reduction to skilled nursing facility payments of $4.47 billion, or 12.6%. However, this reduction would be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflects a 2.7% market basket increase, reduced by a 1.0% multi-factor productivity (“MFP”) adjustment mandated by the Affordable Care Act. The combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration will yield a net reduction of $3.87 billion, or 11.1%.

The State of Ohio has released several statements regarding Medicaid indicating that cuts in reimbursement to nursing homes are likely to be as high as 7%.  At this time, we do not anticipate significant changes in reimbursement to nursing homes in Alabama, Arkansas, Georgia, North Carolina or Oklahoma.

Assisted Living

We focus on facility occupancy and staffing in our ALF segment.

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total	77.5%	72.0%	75.9%	79.1%

Residents of our assisted living facilities rely on their personal investments and wealth to pay for their stay.  Recent declines in market values of investments could limit their ability to pay for services or shorten the period of time for which they can pay privately for their stay.  The current depressed market for the sale of homes could limit their ability to sell their personal assets further reducing their ability to remain in our facilities.  Furthermore, adult children who have recently become unemployed may decide to care for their parent at home so that their parent’s income may help offset some of their own financial burdens.  We do not believe this is a trend and we believe facility occupancy will improve.

Home Health Care

In addition to providing home health care services to patients in their homes, we are utilizing our Home Health services in our assisted living and independent living properties in Ohio.  For the three months ended September 30, 2011, the percentage of our home health patients covered by Medicare has decreased 14.8% compared to the three months ended September 30, 2010.  We are reviewing our current strategies to attempt to correct the downturn of results in this segment.

Management/Corporate

We manage three skilled nursing facilities, one assisted living facility and one independent living campus for third party owners under contracts that either are for a fixed monthly fee or for a percentage of revenue generated by the managed facility.  Depending on the type of contract, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility’s revenue increases for the contracts that are based on a percentage of revenue.  This segment includes our corporate overhead expenses, which are made up of salaries of our senior management team members and various other corporate expenses including, but not limited to, corporate office operating expenses, audit fees, legal fees and board activities.  Additionally, non-cash charges for compensation expense related to warrants, restricted stock and stock options are included in corporate overhead.  We do not allocate these expenses to the divisions or separate them from management and development business for management review purposes.

Results of Operations

	Total Patient Care Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
Skilled Nursing	2011	2010	2011	2010
Same Facilities	$17,598,000	$9,942,000	$52,130,000	$16,480,000
Recently Acquired Facilities	$20,576,000	n/a	$45,898,000	n/a
Total	$38,174,000	$9,942,000	$98,028,000	$16,480,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Assisted Living	2011	2010	2011	2010
Total	$2,520,000	$2,231,000	$7,382,000	$5,997,000

Comparison for the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Patient Care Revenues - For the periods presented, total patient care revenues increased $28 million, or 218%.

Revenue in our SNF segment increased approximately $28,232,000 when compared to the three months ended September 30, 2010, primarily as a result of acquisitions that occurred after September 30, 2010.  This segment had a net income from operations of $2,338,000 which is $1,924,000 higher compared to the three months ended September 30, 2010 as a result of higher revenue due to acquisitions, increased occupancy and more residents covered by Medicare. We plan to increase facility occupancy and to increase the number of patients covered by Medicare.  We expect to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased approximately $288,000 when compared to the three months ended September 30, 2010, as a result of increased census and levels of care.  This segment had income from operations of $411,000 which is $627,000 more than the same period in 2010 from increased occupancy and an annual increase in rates charged to residents of the facilities.

Revenue in our Home Health segment declined when compared to the same period in 2010, as a result of fewer patients and fewer patients covered by Medicare.  The decline in revenues resulted in a loss from operations of approximately $160,000, compared with operating loss of $29,000 for the same period in 2010.

Management Revenue - For the periods presented, management revenues (net of eliminations) decreased $204,000, or 38%, as a result of fewer managed facilities.

Payroll and Related Payroll Costs - For the periods presented, payroll and related payroll costs increased $13.8 million, or 168%, resulting primarily from the acquisition of 16 skilled nursing facilities and six variable interest entities.  We also increased our corporate overhead structure and opened an accounting service center located in Roswell, Georgia during the second quarter of 2011.

Other Operating Expenses - For the periods presented, other operating costs increased $9.7 million, or 210%.  The increase is primarily attributable to the operations of the recently acquired skilled nursing facilities.

Three Months Ended September 30, 2011

	Same Facilities	Recently Acquired Facilities	Total
SNF Other Operating Expenses	$6,993,000	$5,488,000	$12,481,000
ALF Other Operating Expenses	594,000	—	594,000
Home Health Other Operating Expenses	125,000	—	125,000
Management/Corporate Other Operating Expenses	967,000	206,000	1,173,000
Total Other Operating Expenses	$8,679,000	$5,694,000	$14,373,000

Infrastructure Costs - Company management separately identifies certain costs, which the company has incurred that we believe are directly related to the growth of the company.  These “infrastructure costs” include, but are not limited to, additional management and staff necessary to support our operational teams in our newly acquired facilities, including those in states that we have not previously operated.  These costs are included on the Statement of Operations under both Payroll and Related Costs, and under Other Operating Expenses. Infrastructure costs are estimated as $514,000 for the three months ending September 30, 2011. These are newly identified expenses and therefore there are no comparable costs for the same period of 2010.

Lease Expense - For the periods presented, lease expenses increased $1.1 million. The lease expense increase resulted from the acquisitions of ten leased facilities in Georgia.  We recorded lease expense for the third quarter of 2011 on all ten facilities, but only had lease expense during the third quarter of 2010.  Five of the facilities were acquired in August of 2010, three facilities were acquired in September of 2010, and the remaining two were acquired during the fourth quarter of 2010.

	Three Months Ended September 30
	2011	2010
Lease Expense	$1,981,000	$869,400

Depreciation and Amortization - For the periods presented, depreciation and amortization increased $537,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2010 results as it occurred in later periods. In addition, the acquisitions resulted in financing costs and intangibles that are being amortized during the period (see tables presented below).

Interest Expense, net - For the periods presented, interest expense, net increased $1.8 million, or 430%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced.

Acquisition Costs, net of Gains - For the period ended September 30, 2011, acquisition costs, net of gains was an expense of $1,146,700, compared to a net loss of $402,900 for the comparative period.  For the period ended September 30, 2011,

$990,300 of the total acquisition costs were legal fees directly related to the August Oklahoma VIE transaction and September 1, 2011 Pinnacle Acquisition in Arkansas. The remaining $156,400 of costs for the period were IT consulting expenses, acquisition expenses, and accounting costs related to the change of ownership requirements.  The facilities were purchased at fair market value; therefore, there were no bargain purchase gains recognized.  For the same period in 2010, the Company recognized a net loss of approximately $402,900 resulting from acquisition costs related to the lease of ten facilities in Georgia.  The Company began operating five of the ten facilities on August 1, 2010 and three additional facilities on September 1, 2010.  The remaining two facilities were a fourth quarter transaction.

Derivative Gain/Loss - For the period ended September 2011, the derivative gain was $4.74 million, and there were no costs recorded in the comparative period. The derivative is a product of a debt instrument entered into during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines.  The price of the common stock of the Company declined during the three-month period ended September 30, 2011.

Loss on Debt Extinguishment - For the period ended September 2011, the loss on debt extinguishment was $58,400 and there were no costs recorded in the comparative period.  In June 2011, we recorded a $13,100 loss on debt extinguishment resulting from unamortized deferred financing costs related to a $75,000 conversion of debt.  In August 2011, the refinance of Erin Property resulted in a $45,300 loss on debt extinguishment related to the unamortized deferred financing costs for the interim financing that was refinanced.

Other Income/(Expense) - For the periods presented, other expenses decreased $21,000.                   .

Income Tax Expense - For the periods presented, income tax expense increased $204,000.  In the last two quarters of 2010, we acquired certain facilities which resulted in the recognition of indefinite lived intangible assets.  Due to the nature of these assets and the tax treatment associated with it, we record a deferred tax liability which was not present in the September 2010 quarter. In addition, we generated taxable income for the three months ended September 30, 2011.  This income is offset at the federal level by loss carry forwards, however we owe taxes in a number of states in which we operate.

Comparison for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Patient Care Revenues - For the periods presented, total patient care revenues increased $81.6 million, or 336%.

For the nine months ended September 30, 2011, revenue in our SNF segment increased approximately $81,548,000 compared to the nine months ended September 30, 2010, primarily as a result of acquisitions that occurred after September 30, 2010.  This segment had a net income from operations of $4,581,000, which is $3,349,000 greater than net income from operations for this segment for the nine months ended September 30, 2010 as a result of higher revenue due to the acquisition of sixteen new facilities and five variable interest entities, as well as, increased occupancy and a greater number of residents covered by Medicare.

For the nine months ended September 30, 2011, revenue in our ALF segment increased approximately $1,385,000 compared to the nine months ended September 30, 2010, from increased revenue from a VIE acquisition.  This segment had income from operations of $1,004,000, which is $1,418,000 greater than income from operations for the same period in 2010 because of the acquisition and an annual increase in rates charged to residents of the facilities.

For the nine-month period ended September 30, 2011, revenue in our Home Health segment declined compared to the same period in 2010, as a result of fewer patients and fewer patients covered by Medicare.  The decline in revenues for the nine months ended September 30, 2011, resulted in a loss from operations of approximately $321,000, compared with operating income of $4,000 for the same period in 2010.

Management Revenues - For the periods presented, management revenues (net of eliminations) decreased $252,000, or 16%, as a result of fewer managed facilities.

Payroll and Related Payroll Costs - For the periods presented, payroll and related payroll costs increased $42.9 million, or 264%, resulting primarily from the acquisition of 16 skilled nursing facilities and five variable interest entities.  We also increased our corporate overhead structure and opened an accounting service center located in Roswell, Georgia during the second quarter of 2011.

Other Operating Expense - For the periods presented, other operating costs increased $27.7 million, or 315%.  The increase is directly related to the operations of the recently acquired skilled nursing facilities, as well as minor increases in other segments.

Nine Months Ended September 30, 2011

	Same Facilities	Recently Acquired Facilities	Total
SNF Other Operating Expenses	$19,888,000	$11,359,000	$31,247,000
ALF Other Operating Expenses	1,881,000	n/a	1,881,000
Home Health Other Operating Expenses	361,000	n/a	361,000
Management/Corporate Other Operating Expenses	2,799,000	260,000	3,059,000
Total Other Operating Expenses	$24,929,000	$11,619,000	$36,548,000

Infrastructure Costs - Company management separately identifies certain costs, which the company has incurred that we believe are directly related to the growth of the company.  These “infrastructure costs” include, but are not limited to, additional management and staff necessary to support our operational teams in our newly acquired facilities, including those in states that we have not previously operated.  These costs are included on the Statement of Operations under both Payroll and Related Costs, and under Other Operating Expenses. Infrastructure costs are estimated as $939,000 for the nine months ending September 30, 2011. These are newly identified expenses and therefore there are no comparable costs for the same period of 2010.

Lease Expense - For the periods presented, lease expenses increased $4.7 million. The lease expense increase resulted from the acquisition of ten leased facilities in Georgia.

	Nine Months Ended September 30
	2011	2010
Lease Expense	$5,830,900	$1,158,900

Depreciation and Amortization - For the periods presented, depreciation and amortization increased $1,422,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2010 results.  In addition, the acquisitions resulted in financing costs and intangibles that are being amortized during the period.

Retirement and Salary Continuation Costs - For the period ended June 2011, we accrued retirement and salary continuation costs of approximately $622,000 related to separation agreements with the Company’s former Chief Executive Officer and Chief Financial Officer.

Interest Expense, net - For the periods presented, interest expense, net increased $4.5 million, or 449%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced.

Acquisition Costs, net of Gains - For the period ended September 30, 2011, acquisition costs, net of gains was a net loss of $789,400, compared to a net gain of $1,226,900 for the comparative period. The $789,400 acquisition costs, net of gains for the nine months ended September 30, 2011, were the result of a $1,039,000 gain on the purchase of the Mountain Trace facility. The transaction resulted in a bargain purchase because the seller was motivated to sell the facility.  This net gain was offset by $1,537,200 of legal fees and finder’s fees directly related to the purchase of Autumn Breeze Healthcare Center, Southland Care Center, and College Park Healthcare Center. Additional acquisition costs resulted from the Oklahoma VIE transaction and the Pinnacle Acquisition.  The remaining $291,600 were IT consulting expenses, acquisition expenses, and accounting costs related to the change of ownership requirements.  The facilities were purchased at fair market value; therefore there were no bargain purchase gains recognized. In comparison, in the same period of 2010 we acquired our partner’s 50% noncontrolling interest in three assisted living facilities. The combined purchase price for the acquisition was $500,000.  As a result, we recognized a gain of approximately $826,000. We also recognized a net gain of approximately $808,000 resulting from the purchase of Riverchase Village.  The gains were offset by $407,000 of acquisition costs related to the lease of ten facilities in Georgia.

Derivative Gain/Loss - For the period ended September 2011, the derivative gain was $807,000; there were no costs recorded in the comparative period.  The derivative is a product of a debt instrument entered into during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines. The price of the common stock of the Company declined during the-nine month period ended September 30, 2011.

Loss on Debt Extinguishment - For the period ended September 2011, the loss on debt extinguishment was $136,000; there were no costs recorded in the comparative period. In March 2011, we issued a promissory note in the amount of $1,385,000 and paid a commitment fee of $55,400.  Subsequent to March 31, 2011, we repaid this promissory note, and recorded a loss on debt extinguishment resulting from unamortized deferred financing costs. In June 2011, we recorded a $13,100 loss on debt extinguishment resulting from unamortized deferred financing costs related to a $75,000 conversion of debt.  In August 2011, the refinance of Erin Property resulted in a $45,300 loss on debt extinguishment related to the unamortized deferred financing costs for the interim financing that was refinanced.

Other Income/(Expense) - For the period ended September 30, 2011, other income of $558,000 was recorded, compared with other expense of $79,000 for the comparative period, a net change of $637,000.  In the acquisition of five leased facilities in 2010, we purchased receivables and recorded them at the estimated value at the time of acquisition.  We collected substantially more of the receivables than expected by $632,000, resulting in the additional income for 2011.

Income Tax Expense - For the periods presented, income tax expense increased $414,000.  The increase over prior year is partly due to the acquisition of certain facilities which resulted in the recognition of indefinite lived intangible assets.  Due to the nature of these assets and the tax treatment associated with it, we record a deferred tax liability which was not present in the September 2010 quarter.  In addition, we generated taxable income through September 30, 2011.  This income is offset at the federal level by loss carry forwards, however we owe taxes in a number of states that we operate.

Critical Accounting Policies and Use of Estimates

There have been no significant changes during the three-month period ended September 30, 2011 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in the Annual Report.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have historically been derived from our cash flow from operations, our revolving credit facilities, long-term debt secured by our real property and proceeds from stock activity.

Since 2010, we have financed the majority of our facility acquisitions primarily through bridge and permanent financings secured by the acquired facility, unsecured corporate obligations, and cash generated from operations.

We believe our current cash balances, our cash flow from operations and the revolving line of credit facilities currently in place will be sufficient to cover our operating needs for at least the next twelve months.  We may in the future seek to raise additional capital to fund our growth, capital renovations, operations and for other activities associated with our business; however, such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Some of our properties are financed with loans secured by the Department of Housing and Urban Development (“HUD”).  These loans limit our use of the cash generated by the properties for purposes other than to fund the operations of the HUD financed property.  In January and July each year, we are permitted to withdraw cash from these properties if a calculation of cash flow determines that the properties have generated cash in excess of what is needed to fund the expenses of the property in the short term.  When the calculation indicates there is available cash, we withdraw the funds from the property and deposit them in an interest bearing checking account and hold them for future use in operations.  Of our unrestricted cash balance of approximately $10,050,000, there was approximately $1,606,000 of cash that was subject to these requirements as of September 30, 2011.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$1,030	$(1,088)
Net cash used in investing activities	(13,236)	(7,000)
Net cash provided by financing activities	18,345	9,062
Net change in cash and cash equivalents	6,139	974
Cash and cash equivalents at beginning of period	3,911	4,481
Cash and cash equivalents at end of period	$10,050	$5,455

Nine months ended September 30, 2011

Net cash provided by operating activities for the nine months ended September 30, 2011, was approximately $1,030,000 consisting primarily of our income from operations less the noncash gain on acquisitions, and changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activity.

Net cash used in investing activities for the nine months ended September 30, 2011, was approximately $13,236,000.  This is primarily the result of funding our acquisitions, including making escrow deposits.

Net cash provided by financing activities was approximately $18,345,000 for the nine months ended September 30, 2011.  This is primarily the result of cash proceeds received from warrant exercises, increases in borrowings on the line of credit, proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations.

Nine months ended September 30, 2010

Net cash used in operating activities for the nine months ended September 30, 2010 was approximately $1,088,000 consisting primarily of our net loss from operations and changes in working capital partially offset by noncash charges, all primarily the result of routine operating activity.

Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $7,000,000.  This is primarily the result of escrow deposits for the acquisition of two facilities, the purchase of the remaining 50% noncontrolling interest in Community’s Hearth & Home and Hearth & Home of Urbana assisted living facilities, and the purchase of additional equipment partially offset by a decrease in restricted cash due to proceeds received from HUD required escrow accounts.

Net cash provided by financing activities was approximately $9,062,000 for the nine months ended September 30, 2010.  This is primarily the result of increases in borrowings on the line of credit, proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations.

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

As required by Rule 13a-15(b) of Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(e) of Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the second quarter of 2011, AdCare’s regional accounting office began to provide accounting, human resources and payroll services to the majority of our facilities.  Additionally, we are in the process of implementing a new accounting software system that should be fully operational in the fourth quarter to provide more efficient access to information and more robust reporting.  Other than the aforementioned, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2011, the Company gave notice that it was exercising its option to call for redemption the outstanding IPO Warrants and Private Placement Warrants. Registered holders of the Warrants had until September 19, 2011 to exercise each Warrant for 1.05 shares of common stock at a price of $2.38 per share.  On September 14, 2011, the Company announced that it extended the last day of the Call Exercise Period to September 26, 2011.  Any Warrants not exercised by the registered holders thereof within the Call Exercise Period automatically expired on the last day of the Call Exercise Period, and AdCare remitted to the registered holders of such expired Warrants the sum of ten cents ($.10) per underlying share of common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Warrants Redeemed	Average Price Paid Per Underlying Share of Common Stock		Total Number Warrants Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May Yet Be Redeemed Under the Plans or Programs
July 1, 2011 to July 31, 2011	—	—		—	—
August 1, 2011 to August 31, 2011	—	—		—	—
September 1, 2011 to September 30, 2011	29,326	$0.10	(1)	29,326	—
Total	29,326	$0.10	(1)	29,326	—

(1)    Each warrant redeemed had 1.05 underlying shares of common stock, and each such share was redeemed for $0.10. The aggregate amount paid in redemption of all expired warrants was approximately $3,000.

Item 5. Other Information

The information set forth in Note 11 of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this report regarding the issuances of incentive stock options to certain members of management on August 26, 2011, is incorporated herein by reference. The issuances were made without registration under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) thereof.

The information set forth in Note 8 and Note 10 of this report captioned “The Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center, Grand Lake Village” and “Oklahoma VIE Facilities” respectively, is incorporated herein by reference.

Item 6.  Exhibits

The agreements included as exhibits to this Quarterly Report are included to provide information regarding the terms of these agreements and are not intended to provide any other factual or disclosure information about the Company, its business or the other parties to these agreements. These agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Exhibit No.	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of August 15, 2011, among Eaglewood Villa, Ltd., Woodland Manor, Ltd. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed August 19, 2011.

2.2	Purchase and Sale Agreement, dated as of August 15, 2011, among White River Health Systems, Inc. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K/A filed August 19, 2011.

2.3	Purchase and Sale Agreement, made and entered into as of March 14, 2011, by and between KMJ Management, LLC and Arkansas ADK, LLC.	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2011.

2.4	Amendment, made and entered into as July 1, 2011, by and between KMJ Management, LLC and Arkansas ADK, LLC.	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

2.5	Amendment to Purchase and Sale Agreement, dated as of October 19, 2011, among Eaglewood Villa, Ltd., Woodland Manor, Ltd. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006.

3.2	Code of Regulations.	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB

(Registration No. 333-131542) filed February 3, 2006.

3.3	Amendment to Amended and Restated Articles of Incorporation.	Filed herewith.

10.1	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.2	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.3	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.4	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.5	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.6	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.7	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.8	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.9	Indemnity Agreement Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.10	Indemnity Agreement Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.11	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of	Incorporated by reference from Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for

	Atlanta, with respect to the USDA Loan.	the quarter ended June 30, 2011.

10.12	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.13	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.14	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.15	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.16	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.17	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.18	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.19	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan.	Incorporated by reference from Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.20	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10.	Incorporated by reference from Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.21	Loan Agreement, made and entered into September 1, 2011, by and between Homestead Property Holdings, LLC and Metro City Bank.	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.22	Promissory Note, dated September 1, 2011, issued by Homestead Property Holdings, LLC, in favor of Metro City Bank, in the amount of $3,600,000.	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.23	Mortgage and Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Metro City	Incorporated by reference from Exhibit 99.3 to the Registrant’s

	Bank.	Current Report on Form 8-K filed September 7, 2011.

10.24	Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as the debtor, and Metro City Bank, as the secured party.	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.25	Guaranty, dated as of September 1, 2011, issued by Homestead Nursing, LLC in favor of Metro City Bank.	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.26	Guaranty, dated as of September 1, 2011, issued by AdCare Health Systems, Inc. in favor of Metro City Bank.	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.27	Guaranty, dated as of September 1, 2011, issued by Christopher F. Brogdon in favor of Metro City Bank.	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.28

Loan Agreement, dated as of September 1, 2011, by and among Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers, and The PrivateBank and Trust Company, as lender.

Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.29

Promissory Note, dated September 1, 2011, issued by Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company, in the amount of $11,800,000.

Incorporated by reference from Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.30

Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Benton Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.31

Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Park Heritage Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.32

Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Valley River Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.33

Guaranty of Payment and Performance, dated as of September 1, 2011, issued by AdCare Health Systems, Inc.; Benton Nursing, LLC; Park Heritage Nursing, LLC; and Valley River Nursing, LLC in favor of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.34	Secured Promissory Note, dated August 31, 2011, issued by Benton Property Holdings, LLC; Valley River Property Holdings, LLC; Homestead Property Holdings, LLC; Park	Incorporated by reference from Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed

	Heritage Property Holdings, LLC and Home Office Property Holdings, LLC, in favor of KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC), in the amount of $2,400,000.	September 7, 2011.

10.35	Mortgage, made and entered into as of August 31, 2011, by and between Benton Property Holdings, LLC and KMJ Management, LLC.	Incorporated by reference from Exhibit 99.15 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.36	Mortgage, made and entered into as of August 31, 2011, by and between Park Heritage Property Holdings, LLC and KMJ Management, LLC.	Incorporated by reference from Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.37	Mortgage, made and entered into as of August 31, 2011, by and between Valley River Property Holdings, LLC and KMJ Management, LLC.	Incorporated by reference from Exhibit 99.17 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.38

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Benton Property Holdings, LLC.

Incorporated by reference from Exhibit 99.18 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.39

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Valley River Property Holdings, LLC.

Incorporated by reference from Exhibit 99.19 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.40

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Homestead Property Holdings, LLC.

Incorporated by reference from Exhibit 99.20 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.41

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Park Heritage Property Holdings, LLC.

Incorporated by reference from Exhibit 99.21 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.42

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Home Office Property Holdings, LLC.

Incorporated by reference from Exhibit 99.22 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.43	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County.	Filed herewith.

10.44	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000.	Filed herewith.

10.45	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County.	Filed herewith.

10.46

Security Agreement, made and entered into as of September 6, 2011, between CP Property Holdings, LLC and CP Nursing, LLC, as grantors, and Economic Development Corporation of Fulton County, as the secured party.

Filed herewith.

10.47	Unconditional Guarantee, dated September 6, 2011, issued by Adcare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County.	Filed herewith.

10.48	Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development Corporation of Fulton County.	Filed herewith.

10.49	Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County.	Filed herewith.

10.50

Loan Agreement, dated as of September 30, 2011, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, as borrowers, and The PrivateBank and Trust Company, as lender.

Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 6, 2011.

10.51

Promissory Note, dated September 30, 2011, issued by Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, in favor of The PrivateBank and Trust Company, in the amount of $2,000,000.

Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 6, 2011.

10.52

Guaranty of Payment and Performance, dated September 30, 2011, executed by AdCare Health Systems, Inc., Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 6, 2011.

10.53

Term Loan Agreement, dated as of October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers; AdCare Health Systems, Inc., as guarantor; and Square 1 Bank, as lender.

Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.54	Term Note, dated October 14, 2011, issued by Homestead Property Holdings, LLC and Homestead Nursing, LLC, in favor of Square 1 Bank, in the amount of $3,600,000.	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.55	Mortgage and Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Square 1 Bank.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.56	Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as debtors, and Square 1 Bank, as the secured party.	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.57	Guaranty, dated October 14, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank.	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.58

United States Department of Agriculture Rural Development, Unconditional Guarantee, Business and Industry Guaranteed Loan Program, on Form RD 4279-14, dated October 13, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank.

Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.59	Escrow Agreement, dated October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers, and Square 1 Bank, as both lender and escrow agent.	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.60	Purchase and Sale Agreement, made and entered into as of May 5, 2011, by and between First Commercial Bank and Brogdon Family, LLC.	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.61	First Amendment to Purchase and Sale Agreement, made and entered into as of June 13, 2011, by and between First Commercial Bank and Brogdon Family, LLC.	Incorporated by reference from Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.62	Amendment and Assignment of Purchase and Sale Agreement, made and entered into as of September 30, 2011, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.63	Guaranty of AdCare Health Systems, Inc., dated August 31, 2011, issued in favor of KMJ Management, LLC	Filed herewith.

10.64

Assignment of Lease and Landlord’s Consent, made and entered into as of October 31, 2011, by and among Cassville Real Estate, Inc. (f/k/a Cassville Manor, Inc.), KMJ Enterprises Cassville, LLC and Rose Missouri Nursing, LLC.

Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2011.

10.65	Operations Transfer Agreement, dated as of November 1, 2011, by and between KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC) and Rose Missouri Nursing, LLC.	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 4, 2011.

10.66	Guaranty of Lease, made as of November 1, 2011, issued by each of AdCare Health Systems, Inc., Christopher F. Brogdon and Connie B. Brogdon in favor of Cassville Real Estate, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed November 4, 2011.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended September 30, 2011 and (i) the Notes to Consolidated Financial Statements.

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.
(Registrant)

Date:	November 9, 2011	/s/Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2011	/s/Martin D. Brew
Martin D. Brew
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated as of August 15, 2011, among Eaglewood Villa, Ltd., Woodland Manor, Ltd. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed August 19, 2011.

2.2	Purchase and Sale Agreement, dated as of August 15, 2011, among White River Health Systems, Inc. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K/A filed August 19, 2011.

2.3	Purchase and Sale Agreement, made and entered into as of March 14, 2011, by and between KMJ Management, LLC and Arkansas ADK, LLC.	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2011.

2.4	Amendment, made and entered into as July 1, 2011, by and between KMJ Management, LLC and Arkansas ADK, LLC.	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

2.5	Amendment to Purchase and Sale Agreement, dated as of October 19, 2011, among Eaglewood Villa, Ltd., Woodland Manor, Ltd. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006.

3.2	Code of Regulations.	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006.

3.3	Amendment to Amended and Restated Articles of Incorporation.	Filed herewith.

10.1	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.2	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.3	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for

	Loan.	the quarter ended June 30, 2011.

10.4	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.5	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.6	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.7	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.8	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.9	Indemnity Agreement Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.10	Indemnity Agreement Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.11	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.12	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.13	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.14	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.15	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing,	Incorporated by reference from Exhibit 10.15 to the Registrant’s

	LLC, with respect to the USDA Loan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.16	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan.	Incorporated by reference from Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.17	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.18	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan.	Incorporated by reference from Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.19	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan.	Incorporated by reference from Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.20	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10.	Incorporated by reference from Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.21	Loan Agreement, made and entered into September 1, 2011, by and between Homestead Property Holdings, LLC and Metro City Bank.	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.22	Promissory Note, dated September 1, 2011, issued by Homestead Property Holdings, LLC, in favor of Metro City Bank, in the amount of $3,600,000.	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.23	Mortgage and Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Metro City Bank.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.24	Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as the debtor, and Metro City Bank, as the secured party.	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.25	Guaranty, dated as of September 1, 2011, issued by Homestead Nursing, LLC in favor of Metro City Bank.	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.26	Guaranty, dated as of September 1, 2011, issued by AdCare Health Systems, Inc. in favor of Metro City Bank.	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.27	Guaranty, dated as of September 1, 2011, issued by Christopher F. Brogdon in favor of Metro City Bank.	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.28

Loan Agreement, dated as of September 1, 2011, by and among Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers, and The PrivateBank and Trust Company, as lender.

Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.29

Promissory Note, dated September 1, 2011, issued by Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company, in the amount of $11,800,000.

Incorporated by reference from Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.30

Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Benton Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.31

Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Park Heritage Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.32

Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Valley River Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.33

Guaranty of Payment and Performance, dated as of September 1, 2011, issued by AdCare Health Systems, Inc.; Benton Nursing, LLC; Park Heritage Nursing, LLC; and Valley River Nursing, LLC in favor of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.34

Secured Promissory Note, dated August 31, 2011, issued by Benton Property Holdings, LLC; Valley River Property Holdings, LLC; Homestead Property Holdings, LLC; Park Heritage Property Holdings, LLC and Home Office Property Holdings, LLC, in favor of KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC), in the amount of $2,400,000.

Incorporated by reference from Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.35	Mortgage, made and entered into as of August 31, 2011, by and between Benton Property Holdings, LLC and KMJ Management, LLC.	Incorporated by reference from Exhibit 99.15 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.36	Mortgage, made and entered into as of August 31, 2011, by and between Park Heritage Property Holdings, LLC and KMJ Management, LLC.	Incorporated by reference from Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.37	Mortgage, made and entered into as of August 31, 2011, by and between Valley River Property Holdings, LLC and KMJ Management, LLC.	Incorporated by reference from Exhibit 99.17 to the Registrant’s Current Report on Form 8-K filed

September 7, 2011.

10.38

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Benton Property Holdings, LLC.

Incorporated by reference from Exhibit 99.18 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.39

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Valley River Property Holdings, LLC.

Incorporated by reference from Exhibit 99.19 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.40

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Homestead Property Holdings, LLC.

Incorporated by reference from Exhibit 99.20 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.41

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Park Heritage Property Holdings, LLC.

Incorporated by reference from Exhibit 99.21 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.42

Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Home Office Property Holdings, LLC.

Incorporated by reference from Exhibit 99.22 to the Registrant’s Current Report on Form 8-K filed September 7, 2011.

10.43	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County.	Filed herewith.

10.44	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000.	Filed herewith.

10.45	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County.	Filed herewith.

10.46

Security Agreement, made and entered into as of September 6, 2011, between CP Property Holdings, LLC and CP Nursing, LLC, as grantors, and Economic Development Corporation of Fulton County, as the secured party.

Filed herewith.

10.47	Unconditional Guarantee, dated September 6, 2011, issued by Adcare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County.	Filed herewith.

10.48	Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development	Filed herewith.

Corporation of Fulton County.

10.49	Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County.	Filed herewith.

10.50

Loan Agreement, dated as of September 30, 2011, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, as borrowers, and The PrivateBank and Trust Company, as lender.

Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 6, 2011.

10.51

Promissory Note, dated September 30, 2011, issued by Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, in favor of The PrivateBank and Trust Company, in the amount of $2,000,000.

Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 6, 2011.

10.52

Guaranty of Payment and Performance, dated September 30, 2011, executed by AdCare Health Systems, Inc., Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company.

Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 6, 2011.

10.53

Term Loan Agreement, dated as of October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers; AdCare Health Systems, Inc., as guarantor; and Square 1 Bank, as lender.

Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.54	Term Note, dated October 14, 2011, issued by Homestead Property Holdings, LLC and Homestead Nursing, LLC, in favor of Square 1 Bank, in the amount of $3,600,000.	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.55	Mortgage and Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Square 1 Bank.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.56	Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as debtors, and Square 1 Bank, as the secured party.	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.57	Guaranty, dated October 14, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank.	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.58

United States Department of Agriculture Rural Development, Unconditional Guarantee, Business and Industry Guaranteed Loan Program, on Form RD 4279-14, dated October 13, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank.

Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.59	Escrow Agreement, dated October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers, and Square 1 Bank, as both lender and escrow agent.	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.60	Purchase and Sale Agreement, made and entered into as of May 5, 2011, by and between First Commercial Bank and Brogdon Family, LLC.	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.61	First Amendment to Purchase and Sale Agreement, made and entered into as of June 13, 2011, by and between First Commercial Bank and Brogdon Family, LLC.	Incorporated by reference from Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.62	Amendment and Assignment of Purchase and Sale Agreement, made and entered into as of September 30, 2011, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed October 20, 2011.

10.63	Guaranty of AdCare Health Systems, Inc., dated August 31, 2011, issued in favor of KMJ Management, LLC	Filed herewith.

10.64

Assignment of Lease and Landlord’s Consent, made and entered into as of October 31, 2011, by and among Cassville Real Estate, Inc. (f/k/a Cassville Manor, Inc.), KMJ Enterprises Cassville, LLC and Rose Missouri Nursing, LLC.

Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2011.

10.65	Operations Transfer Agreement, dated as of November 1, 2011, by and between KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC) and Rose Missouri Nursing, LLC.	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 4, 2011.

10.66	Guaranty of Lease, made as of November 1, 2011, issued by each of AdCare Health Systems, Inc., Christopher F. Brogdon and Connie B. Brogdon in favor of Cassville Real Estate, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed November 4, 2011.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of

Filed herewith.

Stockholders’ Equity for the nine months ended September 30, 2011 and (i) the Notes to Consolidated Financial Statements.