Form 10-K
period 2011-12-31
ADCARE HEALTH SYSTEMS INC
filed 2012-03-19
CIK 1004724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 001-33135

AdCare Health Systems, Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1332119 (I.R.S. Employer Identification No.)
5057 Troy Rd, Springfield, OH (Address of principal executive offices)	45502-9032 (Zip Code)

Registrant's telephone number including area code (937) 964-8974

         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NYSE Amex

         Securities registered under Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of AdCare Health Systems, Inc., common stock held by non-affiliates as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $44,208,356. The number of shares of AdCare Health Systems, Inc., common stock, no par value, outstanding as of March 14, 2012 was 12,202,042.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

AdCare Health Systems, Inc.
Form 10-K

Special Note Regarding Forward Looking Statements

        Certain statements contained in this Annual Report on Form 10-K (this "Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere, including information incorporated herein by reference to other documents, are "forward-looking statements" within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance, or achievements of AdCare Health Systems, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

        All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in Part I, Item 1A., "Risk Factors," and elsewhere in this Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC") under the Exchange Act.

        All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this Annual Report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this Annual Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

 PART I.

Item 1.    Business

Overview

        AdCare Health Systems, Inc. ("AdCare") through its subsidiaries (together, the "Company" or "we"), own and operate retirement communities, skilled nursing facilities and assisted living facilities in the states of Arkansas, Alabama, Georgia, Missouri, North Carolina, Ohio, and Oklahoma. AdCare, through its wholly owned separate operating subsidiaries, owns, leases and manages 42 facilities consisting of 33 skilled nursing facilities, eight assisted living facilities and one independent living/senior housing facility which total approximately 3,700 units. Our facilities provide a range of health care services to patients and residents, including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2011, of the total 42 facilities, we managed four facilities, owned 20 facilities and operated 18 facilities (including six variable interest entities ("VIE's") and 12 long-term lease arrangements).

        The Company is organized into three main segments: skilled nursing facilities ("SNF"), assisted living facilities ("ALF") and Corporate & Other. The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities. The corporate & other segment engages in the management of facilities and accounting and IT services. Through our subsidiaries, we provide a full complement of administrative services as well as consultative services that permit our local facility leadership teams to better focus on the delivery of healthcare services. We also provide these services to unaffiliated third party long term care operators and/or owners with whom we enter into contracts. We currently provide these services to five unaffiliated facility owners. Each of our facilities is led by highly dedicated individuals who are responsible for key operational decisions at their facilities. Facility leaders and staff are trained and motivated to pursue superior clinical outcomes, high patient and family satisfaction, operating efficiencies and financial performance at their facilities. In addition, our facility leaders are enabled and motivated to share real-time operating data and otherwise benchmark clinical and operational performance against their peers in other facilities in order to improve clinical care, maximize patient satisfaction and augment operational efficiencies, promoting the sharing of best practices.

        Much of our historical growth can be attributed to our expertise in acquiring under-performing facilities and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. We plan to continue to grow our revenue and earnings by:

  •
  focusing on efficiencies in our operations and internal growth;

  •
  continuing to acquire additional facilities in existing and new markets;

  •
  expanding our existing facilities; and

  •
  targeting the acquisition of complementary businesses which provide services to skilled nursing facilities, including nurse and technician staffing and physical rehabilitation.

        Our principal executive offices are located at 5057 Troy Road, Springfield, Ohio 45502, and our telephone number is (937) 964-8974. We maintain a website at www.adcarehealth.com.

Company History

        AdCare is an Ohio corporation. We were incorporated on August 14, 1991 under the name Passport Retirement, Inc. In 1995, we acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed our name to AdCare Health Systems, Inc.

        We have embarked on a strategy to grow our business through acquisitions and leases of skilled nursing facilities and businesses providing services to those facilities. During the year ended December 31, 2011, we acquired a total of 15 skilled nursing facilities, and one assisted living facility, and we completed a number of transactions to provide capital for our strategic growth initiatives. We are currently evaluating acquisition opportunities in addition to those described below and we continue to seek new opportunities to further implement our growth strategy. As part of our strategy to focus on the growth of skilled nursing facilities, we decided in the fourth quarter of 2011 to exit the home health business and, therefore, this segment is reported as discontinued operations in our audited financial statements for the year ended December 31, 2011, which are included elsewhere in this report.

Acquisitions and Dispositions

        Acquisitions.    On December 30, 2010, we completed the acquisition of Mountain Trace, a skilled nursing facility located in Sylva, North Carolina, for a purchase price of $6,171,000. We obtained control of the facility effective January 1, 2011.

        On April 29, 2011, we acquired the Southland Care Center, a skilled nursing facility located in Dublin, Georgia; the Autumn Breeze Healthcare Center, a skilled nursing facility located in Marietta, Georgia; and College Park Healthcare Center, a skilled nursing facility located in College Park, Georgia. The total purchase price for all three facilities was $17,943,000. Operations of Autumn Breeze Healthcare and Southland Care Center began May 1, 2011. Operations of College Park Care Center began June 1, 2011.

        On August 1, 2011, five skilled nursing facilities located in Oklahoma, were purchased for an aggregate purchase price of $11,218,555 by companies controlled by Christopher Brogdon, the Company's Vice Chairman and Chief Acquisition Officer ("Mr. Brogdon"), and others. These facilities are known as the Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center and Grand Lake Villa. Even though we do not have any equity interest in these facilities, we are providing management services and have a related party affiliation with Mr. Brogdon. Due to these factors, we determined that it is a variable interest entity as the ownership entity does not have sufficient equity at risk. We initially consolidated the Oklahoma VIE's on August 1, 2011, the date of acquisition and initial operations.

        On September 1, 2011, we acquired the Homestead Manor Nursing Home, a skilled nursing facility located in Stamps, Arkansas; the River Valley Health & Rehabilitation Center, a skilled nursing facility located in Fort Smith, Arkansas; Bentonville Manor, a skilled nursing facility located in Bentonville, Arkansas; Heritage Park Nursing Center, a skilled nursing facility located in Rogers, Arkansas; and the Pinnacle Home Office, a parcel of improved real property containing office facilities located in Rogers, Arkansas for an aggregate adjusted purchase price of $19,449,000. We also became the tenant and operator of the Red Rose Facility, a skilled nursing facility located in Cassville, Missouri and in connection with the transaction paid $490,000 in lease acquisition costs and $13,500 as a security deposit under the lease. The term of the lease expires on September 30, 2014. Operations for the Arkansas facilities began September 1, 2011. Operations for the Missouri facility began December 1, 2011.

        On November 30, 2011, we acquired the Stone County facilities from White River Health System, Inc. consisting of the Stone County Nursing and Rehabilitation Facility, a 97 bed skilled nursing, and the Stone County Residential Care Facility, a 32 bed skilled nursing facility/assisted living facility, both located in Mountain View, Arkansas, for an aggregate purchase price of $4,250,000.

        On December 30, 2011, we acquired Woodland Manor (also known as Eaglewood Care Center), a 113 bed skilled nursing facility, and Eaglewood Village, an 80 bed assisted living facility, both located in Springfield, Ohio, for an aggregate purchase price of $12,500,000. Operations began on January 1, 2012.

        During 2011, we acquired 16 facilities (15 skilled nursing facilities and one assisted living facility), bringing our Company's total bed count to 3,737 at December 31, 2011. During 2010, we acquired 13 facilities (12 skilled nursing facilities and one assisted living facility), bringing our Company's total bed count to more than 2,400 units at December 31, 2010. The following tables provide summary information regarding our recent acquisitions and facility composition at December 31, 2011:

	December 31,
	2011	2010	2009
Cumulative number of facilities	42	27	14
Cumulative number of operational beds	3,737	2,428	852

		Number of Facilities
State	Number of Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Arkansas	530	6	—	—	—	6
Alabama	408	2	1	—	—	3
Georgia	1,497	3	—	10	—	13
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	802	8	—	1	4	13
Oklahoma	314	—	5	—	—	5

Total	3,737	20	6	12	4	42

Facility Type
Skilled Nursing	3,322	13	5	12	3	33
Assisted Living	332	7	1	—	—	8
Independent Living	83	—	—	—	1	1

Total	3,737	20	6	12	4	42

        We are currently evaluating acquisition opportunities in addition to those described above and we continue to seek new opportunities to further implement our growth strategy. No assurances are made that we will be able to complete any such acquisitions on terms acceptable to us, if at all.

        Discontinued Operations.    As part of the Company's strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business. At December 31, 2011, the home heath business was held for sale. The Company anticipates the sale or termination of the home health business to occur in 2012.

Growth Strategy

        Our objective is to be the provider of choice for health care and related services to the elderly in the communities in which we operate. We intend to grow our business through numerous initiatives. We expect to continue to increase occupancy rates and revenue per occupied unit at our communities, and to continue our growth in the ancillary services that we offer through additional strategic acquisitions. We believe that our current operations serve as the foundation on which we can build a large fully-integrated senior living company. We will target attractive geographic markets by using our existing infrastructure and operating model, to provide a broad range of high quality care in a cost-efficient manner.

        Organic Growth.    We intend to focus on improving our operating margins within all of our communities. We continually seek to maintain and improve occupancy rates by:

  •
  retaining residents as they "age in place" by extended optional care and service programs;

  •
  attracting new residents through the on-site marketing programs focused on residents and family members;

  •
  aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and

  •
  continually refurbishing and renovating our communities.

        Pursue Strategic Acquisitions.    We believe that our current infrastructure and extensive contacts within the industry will continue to provide us with the opportunity to evaluate numerous acquisition opportunities. We believe there is a significant opportunity for a private to public arbitrage, and to increase our operating margins by focusing on service companies to the senior marketplace versus the capital intensive ownership of facilities.

        Fragmentation in the Industry Provides Acquisition and Consolidation Opportunities.    The senior living industry is highly fragmented and we believe that this provides significant acquisition and consolidation opportunities. We believe that the limited capital resources available to many small, private operators impedes their growth and exit prospects. We believe that we are well positioned to approach strategic small private operators and offer to them exit strategies which are not currently available as well as the ability to grow in their business.

        Emphasize Employee Training and Retention.    We devote special attention to the hiring, screening, training, supervising and retention of our employees and caregivers. We have adopted comprehensive recruiting and screening programs for management positions that utilize corporate office team interviews and thorough background and reference checks. We believe our commitment to and emphasis on quality hiring practices, employee training and retention differentiates us from many of our competitors.

        Positioned for Growth.    We believe that we are well-positioned to be a substantial independent senior living company. Our development/consulting practice for third-party owners provides a comprehensive turnkey package from project inception, through the development process, to the management of a facility. The consulting practice is strategic, providing additional development and management opportunities that support our core long-term care business without requiring large capital outlays. We believe our physical assets and human resources position us for internal growth and provide a platform for strategic acquisitions of complementary health care providers.

        Pursue Management Contracts.    We intend to pursue management opportunities for senior living communities. We believe that our management infrastructure and proven operating track record will allow us to take advantage of increased opportunities in the senior living market for new management contracts for third-party operators.

Operating Strategy

        Our operating philosophy is to provide affordable, quality living communities and services to senior citizens and provide a continuum of care as their needs change over time. This continuum of care sustains residents' autonomy and independence based on their physical and mental abilities. As residents age, in many of our communities, they are able to obtain the additional needed services within the same community, avoiding the disruptive and often traumatic move to a different facility.

        Provide a Broad Range of Cost-Effective Services.    We provide a variety of services in a broad continuum of care which meet the ever changing needs of the elderly. Our expanded service offering currently includes assisted living, independent living and skilled nursing (including Alzheimer's and dementia care).

        Increase Revenues and Profitability at Existing Facilities.    Our strategy includes increasing facility revenues and profitability levels through increasing occupancy levels, maximizing reimbursement rates as appropriate, providing additional services to our current residents, and containing costs. Ongoing initiatives to promote higher occupancy levels and appropriate payor and case mixes at our senior living facilities include corporate programs to improve customer service, develop safety programs to improve worker compensation insurance rates and programs for specialized care and therapy services at our facilities.

        Offer Services Based on Level of Care.    Our range of products and services is continually expanding to meet the evolving needs of our residents. We have developed a menu of products and service programs that may be further customized to serve both the moderate and upper income markets of a particular targeted geographic area.

        Improve Operating Efficiencies.    We actively monitor and manage our operating costs. By having an established portfolio of communities, we believe that we have a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and the ability to provide more effective management supervision and financial controls.

        Increase Occupancy Through Emphasis on Marketing Efforts.    We emphasize strong corporate support for the marketing of our various local facilities. At a local level, our sales and marketing efforts are designed to promote higher occupancy levels and optimal payor mix. Management believes that the long-term care industry is fundamentally a local industry in which both patients and residents and the referral sources for them are based in the immediate local geographic area of the facility.

        Promote an Internally-Developed Marketing Program.    We focus on the identification and provision of services needed by the community. We assist each facility administrator in analysis of local demographics and competition with a view toward complementary service development. Our belief is that this locally based marketing approach, coupled with strong corporate monitoring and support, provides an advantage over many smaller or larger regional competitors.

        Operate the Community Based Management Model.    We hire an administrator/manager for each of our communities and provide them with autonomy, responsibility and accountability. We believe this allows us to attract and retain a higher quality of administrator. This administrator manages the day-to-day operations at each senior living community, including oversight of the quality of care, delivery of resident services, and monitoring of the financial performance and marketing functions. We actively recruit personnel to maintain adequate staffing levels at our existing communities and provide financial and budgeting assistance for our managers and administrators.

Industry Trends

        The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher-acuity patients than in the past.

        The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us. Additionally, based on a decrease in the number of skilled nursing facilities over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

        We also anticipate that as life expectancy continues to increase in the United States, the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to the 2010 U.S. Census, there were over 40 million people in the United States in 2010 that are over 65 years old. The 2010 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.

        We believe the skilled nursing industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more seniors are looking for alternatives outside the family for their care.

Medicare and Medicaid Reimbursement

        Rising healthcare costs due to a variety of factors, including an aging population and increasing life expectancies, has generated growing demand for post-acute healthcare services in recent years. In an effort to mitigate the cost of providing healthcare benefits, third party payors including Medicare, Medicaid, managed care providers, insurance companies and others have increasingly encouraged the treatment of patients in lower-cost care settings. As a result, in recent years skilled nursing facilities, which typically have significantly lower cost structures than acute care hospitals and certain other post-acute care settings, have generally been serving larger populations of higher-acuity patients than in the past. However, Medicare and Medicaid reimbursement rates are subject to change from time to time and reduction in rates could materially and adversely impact our revenue.

        Revenue derived directly or indirectly from Medicare reimbursement has historically comprised a substantial portion of our consolidated revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group ("RUG") category that is based upon each patient's acuity level. In October 2010, the number of RUG categories was expanded from 53 to 66 as part of the implementation of the RUGs IV system and the introduction of a revised and substantially expanded patient assessment tool called the minimum data set (MDS) version 3.0.

        On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011). The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase, and reduced by a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPAC"). The final CMS rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changed the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.

        Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operation.

        We also derive a substantial portion of our consolidated revenue from Medicaid reimbursement, primarily through our skilled nursing business. Medicaid programs are administered by the applicable states and financed by both state and federal funds. Medicaid spending nationally has increased significantly in recent years, becoming an increasingly significant component of state budgets. This, combined with slower state revenue growth and other state budget demands, has led both the federal government to institute measures aimed at controlling the growth of Medicaid spending (and in some instances reducing it).

        Historically, adjustments to reimbursement under Medicare and Medicaid have had a significant effect on our revenue and results of operations. Recently enacted, pending and proposed legislation and administrative rulemaking at the federal and state levels could have similar effects on our business. Efforts to impose reduced reimbursement rates, greater discounts and more stringent cost controls by government and other payors are expected to continue for the foreseeable future and could adversely affect our business, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

Revenue Sources

        Total Revenue by Payor Sources.    We derive revenue primarily from the Medicaid and Medicare programs, private pay patients and managed care payors. Medicaid typically covers patients that require standard room and board services, and provides reimbursement rates that are generally lower than rates earned from other sources. We monitor our patient mix, which is the percentage of non-Medicaid revenue from each of our facilities, to measure the level received from each payor across each of our business units. We intend to continue our focus on enhanced care offerings for high acuity patients.

        Medicaid.    Medicaid is a state-administered program financed by state funds and matching federal funds. Medicaid programs are administered by the states and their political subdivisions, and often go by state-specific names. Medicaid programs generally provide health benefits for qualifying individuals, and may supplement Medicare benefits for financially needy persons aged 65 and older. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Seniors who enter skilled nursing facilities as private pay clients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid is the largest source of funding for nursing home facilities.

        Private and Other Payors.    Private and other payors consist primarily of individuals, family members or other third parties who directly pay for the services we provide.

        Medicare.    Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must meet the CMS, "Conditions of Participation", on an ongoing basis, as determined in periodic facility inspections or "surveys" conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility services under the prospective payment system. The prospective payment for each beneficiary is based upon the medical condition of and care needed by the beneficiary. Medicare skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

        Managed Care and Private Insurance.    Managed care patients consist of individuals who are insured by a third-party entity, typically a senior HMO plan, or who are Medicare beneficiaries who have assigned their Medicare benefits to a senior HMO plan. Another type of insurance, long-term care insurance, is also becoming more widely available to consumers, but is not expected to contribute significantly to industry revenues in the near term.

        Billing and Reimbursement.    Our revenue from government payors, including Medicare and state Medicaid agencies, is subject to retroactive adjustments in the form of claimed overpayments and underpayments based on rate adjustments and asserted billing and reimbursement errors. We believe billing and reimbursement errors, disagreements, overpayments and underpayments are common in our industry, and we are regularly engaged with government payors and their fiscal intermediaries in reviews, audits and appeals of our claims for reimbursement due to the subjectivity inherent in the processes related to patient diagnosis and care, recordkeeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce.

        We employ accounting, reimbursement and compliance specialists who train, mentor and assist our clerical, clinical and rehabilitation staffs in the preparation of claims and supporting documentation, regularly monitor billing and reimbursement practices within our facilities, and assist with the appeal of overpayment and recoupment claims generated by governmental, fiscal intermediary and other auditors and reviewers. In addition, due to the potentially serious consequences that could arise from any impropriety in our billing and reimbursement processes, we investigate all allegations of impropriety or irregularity relative thereto.

        Whether information about our billing and reimbursement processes is obtained from external sources or activities such as Medicare and Medicaid audits or probe reviews or our regular day-to-day monitoring and training activities, we collect and utilize such information to improve our billing and reimbursement functions and the various processes related thereto. We continually strive to improve the efficiency and accuracy of all of our operational and business functions, including our billing and reimbursement processes.

	December 31,
Annual Revenue by Payor	2011	2010	2009
Amounts in (000s)
Medicare	$43,842	$9,375	$2,744
Medicaid	78,690	22,957	6,467
Other	27,201	16,365	12,569

Total	$149,733	$48,697	$21,780

Competition

        Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. We are in a competitive, yet fragmented, industry. While there are several national and regional companies that provide retirement living alternatives, we anticipate that our primary source of competition will be the smaller regional and local development and management companies. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our facilities compete varies from location to location, management believes that its facilities generally compete effectively with respect to these factors. Our competitors include assisted living communities and other retirement facilities and communities, home health care agencies, nursing homes, and convalescent centers, some of which operate on a not-for-profit or charitable basis. Our nursing homes and assisted living facilities compete with both national and local competitors. We also compete with other health care companies for facility acquisitions and management contracts. There can be no assurance that additional facilities and management contracts can be acquired on favorable terms.

        We seek to compete effectively in each market by establishing a reputation within the local community for quality of care, attractive and comfortable facilities, and providing specialized healthcare with an ability to care for high-acuity patients. We believe that the average cost to a third-party payor for the treatment of our typical high-acuity patient is lower if that patient is treated in one of our skilled nursing facilities than if that same patient were to be treated in an inpatient rehabilitation facility or long-term acute-care hospital. We face direct competition from alternative facilities in our markets for residents. The skilled nursing facilities operated by us compete with other facilities in their respective markets, including rehabilitation hospitals and other "skilled" and personal care residential facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to our centers. In addition, our facilities also face competition for employees.

        Increased competition could limit our ability to expand our business. We believe that the most important competitive factors in the long-term care business are: a nursing center's local reputation with the local community and other healthcare providers, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient's family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our centers compete varies from location to location, we believe that our centers generally compete effectively with respect to these factors.

        Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Many of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than we do and may as a result be more attractive to our current patients, to potential patients and to referral sources. Some of our competitors may accept lower profit margins than we do, which could present significant price competition, particularly for managed care and private pay patients.

Government Regulation

        The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, certificates of need, quality of patient care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties.

        Licensure and Certification.    Certain states administer a certificate of need program, which applies to the incurrence of capital expenditures, the offering of certain new institutional health services, the cessation of certain services and the acquisition of major medical equipment. Such legislation also stipulates requirements for such programs, including that each program be consistent with the respective state health plan in effect pursuant to such legislation and provide for penalties to enforce program requirements. To the extent that certificates of need or other similar approvals are required for expansion of our operations, either through acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

        Skilled nursing homes and assisted living facilities are required to be individually licensed or certified under applicable state law and as a condition of participation under the Medicare program. In addition, healthcare professionals and practitioners are required to be licensed in most states. We believe that our operating companies and personnel that provide these services have all required regulatory approvals necessary for our current operations. The failure to obtain, retain or renew any required license could adversely affect our operations, including our financial results.

        Health Reform Legislation.    In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. PPAC, which was passed in 2010 and has implementation timing and costs and regulatory implications that are still uncertain in many respects, is among the most comprehensive and notable of these legislative efforts, and its full effects on us and others in our industry are still in many ways difficult to predict. The content or timing of any future health reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.

        In addition, we incur considerable administrative costs in monitoring the changes made within the various reimbursement programs in which we participate, determining the appropriate actions to be taken in response to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs.

        Medicare and Medicaid.    Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers inpatient hospital services and certain services furnished by other institutional providers such as skilled nursing facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services and certain ancillary services of the type provided by long-term and acute care facilities. Medicare payments under Part A and Part B are subject to certain caps and limitations, as provided in Medicare regulations. Medicare benefits are not available for intermediate and custodial levels of nursing center care or for assisted living center arrangements.

        Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence and available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry, restorative health care services, room and board and medications. Federal law requires that a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing center services. Under this process, proposed rates, the methodologies underlying the establishment of such rates and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state patients a reasonable opportunity for review and comment. Certain of the states in which we now operate are actively seeking ways to reduce Medicaid spending for nursing center care by such methods as capitated payments and substantial reductions in reimbursement rates.

        As a component of CMS administration of the government's reimbursement programs, a new ratings system was implemented in December 2008 to assist the public in choosing a skilled care provider. The system is an attempt to simplify all the data for each nursing center to a "Star" ranking. The overall Star rating is determined by three components (three years survey results, quality measure calculations, and staffing data), with each of the components receiving star rankings as well. We will continue to strive to achieve high rankings for our facilities, as well as assuring that our rankings are correct and appropriately reflect our quality results.

        Health Insurance Portability and Accountability Act of 1996 Compliance.    The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions, and to protect the privacy of individually identifiable health information. These regulations provide for uniform standards for data reporting, formatting and coding that we must use in certain transactions with health plans. The HIPAA security regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. Some of the security regulations are technical in nature, while others are addressed through policies and procedures. We implemented or upgraded computer and information systems as we believe necessary to comply with the new regulations. We believe that we are in substantial compliance with applicable state and federal regulations relating to privacy and security of patient information. However, if we fail to comply with the applicable regulations, we could be subject to significant penalties.

Employees

        As of December 31, 2011, we had approximately 3,800 total employees of which 3,450 were full time employees.

Item 1A.    Risk Factors

        The following are certain risk factors that could affect our business, operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. This section does not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline.

Health care reform may affect our profitability and may require us to change the way our business is conducted.

        Health care is an area of extensive and frequent regulatory change. The manner and the extent to which health care is regulated at the federal and state level is evolving. Changes in the laws or new interpretations of existing laws may have a significant effect on our methods and costs of doing business. Our success will depend partially on our ability to satisfy the applicable regulations and requirements and to procure and maintain required licenses. Our operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care given to the residents and revisions in licensing and certification standards. We are and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies. We believe that our operations do not presently violate any existing federal or state laws, but we make no assurances that federal, state, or local laws or regulatory procedures which might adversely affect our business, financial condition and results of operations for prospects will not be expanded or imposed. A failure to comply with applicable requirements could cause us to be fined or could cause the cessation of our business, which would have a material adverse effect on our Company.

        In March 2010, the PPCA and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, these two measures make the most sweeping changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health care related provisions scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including new tools to address fraud and abuse. As the implementation of, and rulemaking with respect to, these measures is ongoing, we are unable to accurately predict the effect these laws or any future legislation or regulation will have on us or our operations, including future reimbursement rates and occupancy in our inpatient facilities.

Our business depends on reimbursement under federal and state programs, and federal and state legislation or other changes to reimbursement and other aspects of Medicaid and Medicare may reduce or otherwise adversely affect reimbursement amounts.

        A substantial portion of our revenue is derived from third-party payors, including Medicare and Medicaid programs. Our business, revenues, financial condition and results of operations would be adversely affected in the event that reimbursement rates under these programs are reduced or rise more slowly than the rate at which our costs increase or if there are changes in the way these programs pay for services. For example, services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all, or further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could occur, each of which could adversely impact our business, our financial condition and our results of operations.

        The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting, among other things, base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services.

        On July 29, 2011, CMS announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. Moreover, CMS effectively reduced our Medicare reimbursement rates by nearly 11.7% by reducing rates as well as implementing changes to the RUG classification system. Similarly, in July 2011, Ohio Medicaid implemented reductions to the reimbursement rates of 6%.

        On August 2, 2011, President Obama signed into law the Budget Control Act of 2011 ("Budget Control Act"), which requires the federal budget to include automatic spending reductions beginning in 2012, including reduction of not more than 2% to Medicare providers, but exempting reductions to certain Medicaid and Medicare benefits. We are unable to accurately predict the impact these automatic reductions will have on our business beginning in 2013, and those reductions could materially adversely affect our business, financial condition and results of operations.

        We cannot currently estimate the magnitude of the potential Medicare and Medicaid rate reductions, the impact of the failure of these programs to increase rates to match increasing expenses or the impact on us of potential Medicare and Medicaid policy changes, but they may be material to our operations and affect our future results of operations. We are unable to accurately predict whether future Medicare and Medicaid rates will be sufficient to cover our costs. Future Medicare and Medicaid rate declines or a failure of these rates to cover our costs could result in our experiencing materially lower earnings or losses.

We conduct business in a heavily regulated industry, and changes in, or violations of, regulations may result in increased costs or sanctions that reduce our revenue and profitability.

        As a result of our participation in the Medicaid and Medicare programs, we are subject to, in the ordinary course of business, various governmental reviews, inquiries, investigations and audits by federal and state agencies to verify our compliance with these programs and laws and regulations applicable to the operation of, and reimbursement for, skilled nursing and assisted living facilities and our other operating areas. These regulations include those relating to licensure, conduct of operations, ownership of facilities, construction of new facilities and additions to existing facilities, allowable costs, services and prices for services.

        Recently, the federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, denials of payment for new Medicare and Medicaid admissions and civil monetary penalties. If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our industry, we may become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation or be required to significantly change the way we operate our business.

        We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.

        We operate in multiple states and the applicable regulatory provisions in each state are subject to changes over time. We continue to monitor state regulatory provisions applicable to our business to facilitate compliance with any revised or newly issued rules and policies.

        We believe that we maintain and follow policies and procedures that are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements and other Medicare and Medicaid program criteria. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation.

        We are unable to accurately predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. An adverse review, inquiry, investigation or audit could result in:

  •
  an obligation to refund amounts previously paid to us pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;

  •
  state or federal agencies imposing fines, penalties and other sanctions on us;

  •
  loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks;

  •
  an increase in private litigation against us; and

  •
  harm to our reputation in various markets.

An expanded federal program is underway to recover Medicare overpayments.

        The Medicare Modernization Act of 2003 established a three year demonstration project to recover overpayments and identify underpayments on Medicare claims from hospitals, skilled nursing facilities and home health agencies through a review of claims previously paid by Medicare beginning in October, 2007. Medicare contracted nationwide with third parties known as Recovery Audit Contractors ("RAC") to conduct these reviews commonly referred to as RAC Audits. Due to the success of the program, the Tax Relief and Health Care Act of 2006 made the program permanent and mandated its expansion to all 50 states in 2010. As of December 31, 2011, we have not received notification that any of our claims are subject to RAC Audits; however, we make no assurances that our claims will not be selected for RAC Audits in the future and, if they are selected for RAC Audits, the extent to which these audits may have a material adverse effect on our business, financial condition and results of operations.

We are subject to claims under the self-referral and anti-kickback legislation.

        In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians and other clinicians. In particular, various laws, including federal and state anti-kickback and anti-fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid programs, including the payment or receipt of compensation for the referral of patients whose care will be paid by federal governmental programs. Sanctions for violating the anti-kickback and anti-fraud statutes include criminal penalties and civil sanctions, including fines and possible exclusion from governmental programs such as Medicare and Medicaid.

        These laws and regulations are complex, and limited judicial or regulatory interpretation exists. While we make every effort to ensure compliance, we make no assurances that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such exclusion or penalties, if applied to us, could have a material adverse effect on our business, financial condition and results of operations.

We are required to comply with laws governing the transmission and privacy of health information.

        HIPAA requires us to comply with standards for the exchange of health information within our Company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals, and security, privacy and enforcement. If we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting the confidentiality of patient health information, we could be subject to criminal penalties and civil sanctions, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business, financial condition and results of operations.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and manage or support a variety of business processes, including medical records, financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential patient, resident and other customer information, such as individually identifiable information, including information relating to health protected by HIPAA. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems' improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. If personal or otherwise protected information of our patients is improperly accessed, tampered with or distributed, we may incur significant costs to remediate possible injury to the affected patients and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential patient health information. Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

We intend to expand our business into new areas of operation.

        Our business model calls for seeking to acquire existing cash flowing operations and to expand our operations by pursuing an acquisition growth strategy to acquire and lease long term care facilities, primarily skilled nursing facilities. Our success will largely depend on our ability to finance the new acquisitions and implement and integrate the new acquisitions into our management systems. As a result, we expect to experience all of the risks that generally occur with rapid expansion such as:

  •
  adapting our management systems and personnel into the new acquisition;

  •
  integrating the new acquisition and businesses into our structure;

  •
  acquiring and operating new acquisitions and businesses in geographic regions in which we have not historically operated;

  •
  obtaining adequate financing under reasonable and acceptable terms;

  •
  retaining key personnel, customers and vendors of the acquired business and the hiring of new personnel;

  •
  obtaining all necessary state and federal regulatory approvals to authorize acquisitions;

  •
  impairments of goodwill and other intangible assets; and

  •
  contingent and latent risks associated with the past operations of, and other unanticipated costs and problems arising in, an acquired business.

        If we are unable to successfully integrate the operations of an acquired property or business into our operations, we could be required to undertake unanticipated changes. These changes could increase our operating costs and have a material adverse effect on our business, financial condition and results of operations.

We continue to seek acquisitions and other strategic opportunities that may require a significant amount of management resources and costs.

        We continue to seek acquisitions and other strategic opportunities. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such transactions, which could negatively impact our existing and continuing operations. In addition, we may incur significant costs in connection with exploring and targeting acquisitions, regardless of whether these acquisitions are completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would complete the acquisition or fully realize the potential benefit of such a transaction even if it is completed.

We will require additional financing in order to fund future acquisitions.

        The pursuit of our growth strategy and the acquisition of new skilled nursing facilities may involve significant cash expenditures, debt incurrence, capital expenditures, additional operating losses, amortization of the intangible assets of acquired companies, dilutive issuances of equity securities and other expenses that could have a material adverse effect on our business, financial condition and results of operations.

        In 2012, we will need to acquire additional financing to satisfy our financial obligations and implement our expansion strategy. We are currently exploring several financing alternatives and may seek to raise additional capital through the sale of additional debt or equity securities. As of December 31, 2011 we had an accumulated deficit of $18,713,000 and a working capital deficit of approximately $5,367,000. Our cumulative losses have, in the past, made it difficult for us to borrow adequate funds on what management believed to be commercially reasonable terms. There is no assurance that we will succeed in obtaining financing or will be able to raise additional capital through the issuance of debt or equity securities on terms acceptable to us, or at all, or that any financing obtained will not contain restrictive covenants that limit our operating flexibility. If we are unable to secure such additional financing, then we may be required to restructure our outstanding indebtedness and delay or modify our expansion plans. If we raise capital for new acquisitions through the sale of equity securities, then our shareholders may experience dilution.

We may be unable to complete future facility or business acquisitions at attractive prices or at all, which may adversely affect our revenue and financial condition.

        The profitability of our operations relies on acquiring existing cash flowing operations and expanding our operations by acquiring and leasing long term care facilities, primarily skilled nursing facilities.

        We face competition for the acquisition of these facilities and related businesses and expect this competition to increase. Based upon factors such as our ability to identify suitable acquisition candidates, the purchase price of the facilities, prevailing market conditions, the availability of leadership to manage new facilities and our willingness to take on new operations, the rate at which we have historically acquired facilities has fluctuated significantly. In the future, we anticipate the rate at which we may acquire facilities will continue to fluctuate, which may affect our revenue and financial condition.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

        In acquiring new facilities, we may be adversely impacted by unforeseen liabilities attributable to prior providers who operated those facilities, against whom we may have little or no recourse. Even if we improve operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources or may otherwise not meet a risk profile that our investors find acceptable.

        In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired facilities, including contingent liabilities. For example, when we acquire a facility, we may assume the facility's existing Medicare provider number for purposes of billing Medicare for services. If CMS later determined that the prior owner of the facility had received overpayments from Medicare for the period of time during which it operated the facility, or had incurred fines in connection with the operation of the facility, CMS could hold us liable for repayment of the overpayments or fines. If the prior operator is defunct or otherwise unable to reimburse us, we may be unable to recover these funds. We may be unable to improve every facility that we acquire. In addition, operation of these facilities may divert management time and attention from other operations and priorities, negatively impact cash flows, result in adverse or unanticipated accounting charges or otherwise damage other areas of our Company if they are not timely and adequately improved.

We may not be able to successfully integrate acquired facilities and businesses into our operations, and we may not achieve the benefits we expect from any of our facility acquisitions.

        We may not be able to efficiently or effectively integrate newly acquired facilities with our existing operations, culture and systems. The process of integrating acquired facilities into our existing operations may result in unforeseen operating difficulties, divert management's attention from existing operations or require an unexpected commitment of staff, financial or other resources, and the integration process may ultimately be unsuccessful. We recognize the importance of maintaining adequate staffing and supervision in our facilities at all times to ensure a high quality of care for our patients and residents. The financial benefits we expect to realize from many of our acquisitions rely largely upon our ability to improve performance, overcome regulatory deficiencies, increase and maintain occupancy and control costs. If we are unable to accomplish any of these objectives at facilities we acquire, we may not realize the expected benefits, which may have a material adverse effect on our business, financial condition and results of operations.

State efforts to regulate the construction or expansion of health care providers could impair our ability to expand our operations or make acquisitions.

        Some states require health care providers (including skilled nursing facilities, hospices and assisted living facilities) to obtain prior approval, in the form of a Certificate of Need ("CON"), for the purchase, construction or expansion of health care facilities, capital expenditures exceeding a prescribed amount or changes in services or bed capacity. To the extent that we are unable to obtain any required CON or other similar approvals, our expansion could be materially adversely affected. Additionally, failure to obtain the necessary state approvals can also result in sanctions or adverse action on the facility's license and adverse reimbursement action. No assurances are given that we will be able to obtain a CON or other similar approval for any future projects requiring this approval or that such approvals will be timely.

Circumstances that adversely affect the ability of seniors, or their families, to pay for our services could have material adverse effects on our business, financial condition and results of operations.

        Approximately 6% of our skilled nursing occupants and nearly all of the occupants of our assisted living facilities rely on their personal investments and wealth to pay for their stay in our facilities. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, continued high levels of unemployment, declines in market values of investments and home prices, or other circumstances that may adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

We depend largely upon reimbursement from third-party payors, and our business, financial condition and results of operations could be negatively affected impacted by any changes in the mix of patients in our facilities as well as payor mix and payment methodologies.

        Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in our patient mix, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, may significantly affect our profitability because we generally receive higher reimbursement rates for certain patients, such as rehabilitation patients, and because the payors reimburse us at different rates. As a result, changes in the case mix of patients as well as the payor mix may significantly affect our profitability. Particularly, a significant increase in Medicaid patients will have a material adverse effect on our business, financial condition and results of operations, especially if states operating Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates.

We operate in an industry that is highly competitive.

        The long-term care industry is highly competitive and we believe that it will become even more competitive in the future. We face direct competition for the acquisition of facilities, and in turn, we face competition for employees and patients. Our assisted living facilities and nursing homes face competition from skilled nursing, assisted living, independent living facilities, homecare services, community-based service programs, retirement communities and other operations that provide services comparable to those offered by us.

        We compete with national companies with respect to both our skilled nursing and assisted living facilities. Additionally, we also compete with local and regional based entities. Many of these competing companies have greater financial and other resources than we have. Failure to effectively compete with these companies may have a material adverse effect on our business, financial condition and results of operations.

        Our ability to compete is based on several factors, including, without limitation, building age, appearance, reputation, availability of patients, survey history and CMS rankings. We provide no assurances that increases in competition in the future will not adversely affect our business, financial condition and results of operations.

The cost to replace or retain qualified personnel may affect our business, financial condition and results of operations, and we may not be able to comply with the staffing requirements of certain states.

        We could experience significant increases in our costs due to shortages in qualified nurses, health care professionals and other key personnel. We compete with other providers of home health care, nursing home care, and assisted living with respect to attracting and retaining qualified personnel, and the market is competitive. Because of the small markets in which we operate, shortages of nurses and trained personnel may require us to enhance our wage and benefit package in order to compete and attract qualified employees from more metropolitan areas. Further, acquisitions of new facilities may require us to pay increased compensation or offer other incentives to retain key personnel and other employees in any newly acquired facilities. Increased competition in the future with respect to attracting and maintaining key personnel could limit our ability to attract and retain residents or to expand our business.

        Certain states in which we currently operate, or may operate in the future, may have adopted minimum staffing standards, and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified, nurses, certified nurses' assistants and other personnel. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funding, through Medicaid appropriations or otherwise, to pay for any additional operating costs resulting from minimum staffing requirements, then our business, financial condition and results of operations may be adversely affected.

        To date, we have been able to adequately staff all of our operations and future operations following an acquisition. However, we make no assurances that the ability to adequately staff all of our operations will continue in the future. Additionally, increasing employee health and workers' compensation insurance costs may materially and negatively affect our profitability. We provide no assurances that our labor costs will not increase or that any increase will be matched by corresponding increases in rates we charge to facility residents. Our ability to control labor costs will significantly effect on our business, financial condition and results of operation in the future.

Successful union organization of our employees may adversely affect our business, financial condition and results of operations.

        Periodically, labor unions attempt to organize our employees. Although we currently have no collective bargaining agreements with unions with respect to our employees or our facilities, there is no assurance that this will continue to be the case in the future. If future federal legislation makes it easier for employee groups to unionize, then groups of our employees may seek union representation. If more of our employees unionize, we could experience business interruptions, work stoppages, declines in service levels due to union specific rules or increased operating expenses that may adversely affect our business, financial condition and results of operations.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives, which could have a material adverse effect on our business, financial condition and results of operations.

        We are dependent on our management team, and our future success depends largely upon the management experience, skill, and contacts of our executive officers, in particular, Christopher Brogdon, Vice-Chairman and Chief Acquisitions Officer, Boyd Gentry, CEO and President, David Rubenstein, COO, and Martin Brew, CFO, and the loss of any of these individuals would harm our business. Mr. Gentry and Mr. Rubenstein have entered into employment agreements. If we lose any or all of these executive officers, we may not be able to replace them with similarly qualified personnel, which could have a material adverse effect on our business, financial condition or results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

        State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate our assisted living resident agreement for any reason on reasonable notice. Consistent with these regulations, most resident agreements allow residents to terminate their agreements on 30 days' notice. Unlike typical leasing relationships which require a commitment of one year or more, we cannot contract with our residents for longer periods of time. In event that a substantial number of residents elect to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected.

Environmental compliance costs and liabilities associated with our facilities may have a material adverse effect on our business, financial condition and results of operations.

        We are subject to various federal, state and local environmental and health and safety laws and regulations with respect to our facilities. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, with respect to our owned and leased property, we may be held liable for costs relating to the investigation and cleanup of any of our owned or leased properties from which there has been a release or threatened release of a regulated material as well as other properties affected by the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property's value, we could be liable for certain other costs, including, without limitation, governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. While we are not aware of any potential environmental problems, no assurances are made that such problems and the costs associated with them will not arise in the future. If any of our properties were found to violate environmental laws, we may be required to expend significant amounts of time and money to rehabilitate the property, and we may be subject to significant liability. Any environmental compliance costs and liabilities incurred may have a material adverse effect on our business, financial condition and results of operations.

Disasters and other adverse events may seriously harm our business.

        Our facilities and residents may suffer harm as a result of natural or man-made disasters such as storms, earthquakes, hurricanes, tornadoes, floods, fires and terrorist attacks and other conditions. Such events may disrupt our operations, harm our patients and employees, severely damage or destroy one more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that cannot currently be predicted.

The nature of business exposes us to certain litigation risks.

        The provision of health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice, negligence, product liability or other related legal theories. In several well publicized instances, private litigation by residents of senior living facilities for alleged abuses has resulted in large damage awards against other operating companies. Certain lawyers and firms specialize in bringing litigation against companies such as ours. As a result of this litigation, our cost of liability insurance has increased during the past few years.

        We currently maintain liability insurance. This insurance is intended to cover malpractice and other lawsuits. Although we believe that it is in keeping with industry standards, no assurances are made that claims in excess of our limits will not arise. Any such successful claims could have a material adverse effect upon our business, financial condition and results of operations. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect upon our ability to attract and retain patients and key personnel. In addition, our insurance policies must be renewed annually, and no assurances are made that we will be able to retain coverage in the future or, if coverage is available, that it will be available on acceptable terms.

We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with parties that may be considered related parties.

        We sublease office space from Christopher Brogdon, an Officer and principal owner of the Company. The total cost in 2011 was $38,000. In connection with certain acquisitions, Christopher

Brogdon received approximately $219,000. Of this amount $194,000 relates to the acquisition by a VIE controlled by Christopher Brogdon and such amount was paid by third parties with respect to such acquisition.

        We lease an administrative office building from a partnership the members of which include a non-officer employee of the company and a family member of Christopher Brogdon. Our cost for use of the office building is based on the building owner's operating cost plus the amount of the monthly mortgage payment on the building and totaled $94,000 in 2011. In September 2011, we executed a purchase agreement to purchase the building for an amount equal to the outstanding mortgage balance plus unpaid real estate taxes which currently approximates $1,200,000. We anticipate closing on this purchase agreement in 2012.

        We believe that our affiliations with Christopher Brogdon, and other related parties have been, and will be, beneficial to us. Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, others may disagree with this position. In the past, in particular following periods of financial instability, shareholder litigation and dissident shareholder director nominations and shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with officers, directors and other affiliates. Our relationships with Christopher Brogdon and other related parties may give rise to such litigation, nominations or proposals which could result in substantial costs to us and a diversion of our resources and our management's attention, whether or not any allegations made are substantiated.

The increasing costs of being publicly owned may strain our resources and impact our business, financial condition and results of operations.

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.

        These requirements may place a strain on our systems and resources and in the future may require us to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, failure to maintain such internal controls could result in us being unable to provide timely and reliable financial information which could potentially subject us to sanctions or investigations by the Securities and Exchange Commission (the "SEC") or other regulatory authorities or cause us to be late in the filing of required reports or financial results. Any of the foregoing events could have an adverse effect on our business, financial condition and results of operations. Although we have taken steps to maintain our internal control structure as required by the Exchange Act and the Sarbanes-Oxley Act, we cannot provide any assurances that control deficiencies will not occur in the future.

We have a history of operating losses and may incur losses in the future.

        For the year ended December 31, 2011, for amounts attributable to the Company, we had a net loss of $6,164,000 compared to a net loss of $2,743,621 for the year ended December 31, 2010. We provide no assurances that we will be able to operate profitably as we expand. As of December 31, 2011, we have a working capital deficit of approximately $5,367,000.

        Management's plans with the objective of improving liquidity and profitability in future years encompass the following:

  •
  refinancing debt where possible to obtain more favorable terms;

  •
  increasing facility occupancy and improving the occupancy mix by increasing Medicare patients;

  •
  acquiring additional long term care facilities with existing cash flowing operations to expand our operations; and

  •
  adding additional management contracts.

        Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability. No assurances are made that such improvements or achievements will occur.

Our business requires us to make capital expenditures to maintain and improve our facilities.

        Our facilities sometimes require capital expenditures to address ongoing required maintenance and to make them attractive to residents. Physical characteristics of senior living facilities and rehabilitation centers are mandated by various governmental authorities; and changes in these regulations may require us to make significant expenditures. In addition, we often are required to make significant capital expenditures when we acquire new facilities in pursuit of our growth strategy. Our available financial resources may be insufficient to fund these expenditures.

We may not be able to meet all of our capital needs.

        We cannot assure you that our business will generate cash flow from operations, that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or delay certain discretionary capital expenditures.

An increase in market interest rates could increase our interest costs on existing and future debt.

        We have incurred and expect in the future to incur floating rate indebtedness in connection with our acquisition of new facilities, as well as for other purposes. Accordingly, increases in interest rates would increase the Company's interest costs. These increased costs could make the financing of any acquisition more costly and could limit our ability to refinance existing debt when it matures.

Our ability and intent to pay cash dividends in the future may be limited.

        We have never declared or paid any cash dividend on our shares of common stock, and we currently do not anticipate paying any cash dividends in the foreseeable future. As a result, investors must rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize future gains on their investment.

The price of our common stock has fluctuated, and a number of factors may cause the price of our common stock to decline.

        The market price of our common stock has fluctuated and could fluctuate significantly in the future as a result of various factors and events, many of which are beyond our control. These factors may include:

  •
  variations in our operating results;

  •
  changes in the general economy, and more specifically the economies in which we operate;

  •
  the departure of any of our key executive officers and directors;

  •
  the level and quality of securities analysts' coverage for our common stock;

  •
  announcements by us or our competition of significant acquisitions, strategic partnerships, or transactions;

  •
  press releases or negative publicity relating to our competitors or us or relating to trends in health care;

  •
  changes in federal, state, and local health-care regulations to which we are subject;

  •
  changes in analysts' expectations; and

  •
  future sales of our common stock.

        In addition, the stock market in recent years has experienced sweeping price and volume fluctuations that often have been unrelated to the operating performance of affected companies. These market fluctuations may also cause the price of our common stock to decline.

        In the event of fluctuations in the price of our common stock, shareholders may be unable to resell shares of our common stock at or above the price at which they purchased such shares. Additionally, due to fluctuations in the price of our common stock, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance.

Our directors and officers substantially control all major decisions.

        Our directors and officers beneficially own approximately 24% of our outstanding common shares, options and warrants. Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by shareholders, such as the election of directors, the amendment of our charter documents and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.

Takeover defense provisions in Ohio law and our corporate governance documents may delay or prevent takeover attempts thereby preventing our shareholders from realizing a premium on their common stock.

        Various provisions of Ohio corporation law and of our corporate governance documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

  •
  a requirement that special meetings of shareholders be called by our Board of Directors, the Chairman, the President, or the holders of shares with voting power of at least 25%;

  •
  staggered terms among our directors with three classes of directors and only one class to be elected each year;

  •
  advance notice requirements for shareholder proposals and nominations; and

  •
  availability of "blank check" preferred stock.

        Our Board of Directors can use these and other provisions to prevent, delay or discourage a change in control of the Company or a change in our management. Any such delay or prevention of a change in control or management could deter potential acquirers or prevent the completion of a takeover transaction pursuant to which our shareholders could receive a substantial premium over the current market price of our common stock, which in turn may limit the price investors might be willing to pay for our common stock.

Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business and future operations.

        Our Articles of Incorporation and Code of Regulations provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our Company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation and growth of our business.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Facilities

        As of December 31, 2011, we operated 42 facilities in seven states with the operational capacity to serve approximately 3,737 residents. Of the facilities that we operated, we owned twenty facilities, leased twelve pursuant to operating leases, and managed four facilities for third parties.

        The following table provides summary information regarding the number of operational beds at our facilities at December 31, 2011:

	December 31,
	2011	2010	2009
Cumulative number of facilities	42	27	14
Cumulative number of operational beds	3,737	2,428	852

        Facility Breakdown at December 31, 2011

		Number of Facilities
State	Number of Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Arkansas	530	6	—	—	—	6
Alabama	408	2	1	—	—	3
Georgia	1,497	3	—	10	—	13
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	802	8	—	1	4	13
Oklahoma	314	—	5	—	—	5

Total	3,737	20	6	12	4	42

Facility Type
Skilled Nursing	3,322	13	5	12	3	33
Assisted Living	332	7	1	—	—	8
Independent Living	83	—	—	—	1	1

Total	3,737	20	6	12	4	42

Corporate Office

        Our corporate office is located in Springfield, Ohio. We own the office building, which contains approximately 7,200 square feet of office space. There is a note securing the property (See Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report). In addition, we have two monthly leases for a total of approximately 14,000 square feet of office space in the Atlanta, Georgia area.

Item 3.    Legal Proceedings

        We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that our services have resulted in injury or death to the residents of our facilities and claims related to employment, staffing requirements and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our business, results of operations and financial condition.

        We operate in an industry that is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, our industry is frequently subject to the regulatory practices, which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving us, whether currently asserted or arising in the future, could have a material adverse effect on our business results of operations and financial condition.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed for trading on the NYSE Amex Equities exchange under the symbol "ADK". The high and low sales prices of our stock during the quarters listed below were as follows:

		High	Low
"ADK"
2011	First Quarter	$5.09	$3.90
	Second Quarter	$6.31	$4.66
	Third Quarter	$6.69	$4.15
	Fourth Quarter	$4.71	$3.70

		High	Low
2010	First Quarter	$6.10	$3.76
	Second Quarter	$5.95	$3.10
	Third Quarter	$4.02	$3.00
	Fourth Quarter	$4.70	$3.35

        On December 31, 2011, we had approximately 1,400 share owner accounts of record.

        We have never declared or paid any cash dividends with respect to our common stock. Our ability to pay dividends will depend upon our future earnings and net worth. We are restricted by Ohio law from paying dividends on any of our common stock while insolvent or if such payment would result in a reduction of our stated capital below the required amount. We currently intend to retain any future earnings to fund the operation and growth of our business. We do not anticipate paying cash dividends in the foreseeable future.

        In 2011, we issued 38,200 shares of our common stock to an accredited investor upon conversion of a Subordinated Convertible Note in principal amount of $150,000 issued by us on October 26, 2010. The conversion price was approximately $3.92 per share. The shares issued upon conversion of the Subordinate Convertible Note were issued without registration under the Securities Act upon reliance on the exemption set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on such exemption based upon representations made by the recipient of the shares regarding, among other things, the recipient's status as an accredited investor (as such term is defined under the Securities Act).

Equity Compensation Plan Information

        The following table sets forth additional information as of December 31, 2011, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	1,364,097	$3.36	627,900
Equity compensation plan not approved by security holders(2)	2,084,774	$3.62	150,689

(1)
Represents warrants and options issued pursuant to the AdCare Health Systems, Inc. Stock Incentive Plans which were approved by our shareholders.

(2)
Represents warrants issued outside of our approved plans and warrants to certain of our executive officers and certain other non-employees in connection with, and as an inducement to, their employment with us and for services provided by non-employees.
  •
  On September 24, 2009 we issued to Christopher Brogdon, our Chief Acquisitions Officer, 10-year warrants to purchase an aggregate of 300,000 shares of our common stock at exercise prices as follows: 100,000 at $3.00, 100,000 at $4.00 and 100,000 at $5.00, which vests one third on issue and one third on each of the successive two anniversaries. The warrants were subject to anti-dilution and therefore were adjusted on September 30, 2010 and September 30, 2011 for a 5% stock dividend. As a result of these adjustments these warrants now represent the right to purchase 110,250 shares of our common stock at exercise prices of $2.72, $3.63 and $4.53 respectively.

  •
  On January 10, 2011 we issued to Boyd Gentry, our Chief Executive Officer, a 10-year warrant to purchase 250,000 shares of our common stock at an exercise price of $4.13, which vests one third on issue and one third on each of the successive two anniversaries. This warrant is subject to anti-dilution therefore, was adjusted on September 30, 2011 for a 5% stock dividend. Mr. Gentry now holds 262,500 warrants at an exercise price of $3.92.

  •
  On December 19, 2011 we issued to David Rubenstein, our Chief Operating Officer, two 10-year warrants to purchase 100,000 shares each of our common stock at exercise prices as follows: 100,000 at $4.13 and 100,000 at $4.97. The first 100,000 vest one-third on the first, second and third anniversaries of issue and the second 100,000 vest one-third on the second, third, and fourth anniversaries.

Item 6.    Selected Financial Data

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are an owner and manager of retirement communities, assisted living facilities, and nursing homes. We deliver skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries. As of December 31, 2011, we operated 42 facilities, comprised of 33 skilled nursing centers, eight assisted living residences and one independent living/senior housing facility, totaling approximately 3,700 beds/units. Our facilities are located in Arkansas, Alabama, Georgia, Missouri, North Carolina, Ohio and Oklahoma (via VIE).

Acquisitions

        We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities. During the year we acquired a total of 15 skilled nursing facilities and one assisted living facility. In addition, on December 30, 2011, we closed on a transaction to acquire one skilled nursing facility and one assisted living facility, the transfer of which occurred on January 1, 2012.

  •
  On December 30, 2010, we completed the acquisition of Mountain Trace, a skilled nursing facility located in Sylva, North Carolina, for a purchase price of $6,171,000. We obtained control of the facility effective January 1, 2011.

  •
  On April 29, 2011, we acquired the Southland Care Center, a skilled nursing facility located in Dublin, Georgia; the Autumn Breeze Healthcare Center, a skilled nursing facility located in Marietta, Georgia; and College Park Healthcare Center, a skilled nursing facility located in College Park, Georgia. The total purchase price for all three facilities was $17,943,000. Operations of Autumn Breeze Healthcare and Southland Care Center began May 1, 2011. Operations of College Park Care Center began June 1, 2011.

  •
  On August 1, 2011, five skilled nursing facilities located in Oklahoma, were purchased for an aggregate purchase price of $11,218,555 by companies controlled by Christopher Brogdon, the Company's Vice Chairman and Chief Acquisition Officer, and others. These facilities are known as the Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center and Grand Lake Villa. Even though we do not have any equity interest in these facilities, we determined that it is a variable interest entity as the ownership entity does not have sufficient equity at risk (see Note 18 to our Consolidated Financial Statements included elsewhere in this Annual Report). We initially consolidated the Oklahoma VIE's on August 1, 2011, the date of acquisition and initial operations.

  •
  On September 1, 2011, we completed the acquisition of Homestead Manor, River Valley Center, Bentonville Manor, Heritage Park Center and the Pinnacle Home Office (all located in Arkansas), for an aggregate adjusted purchase price of $19,449,000. As a result of this transaction we became the tenant and operator of the Red Rose Facility located in Missouri, and in connection with the transaction paid $490,000 in lease acquisition costs and $13,500 as a security deposit under the lease. The term of the lease expires on September 30, 2014. Operations of the Arkansas facilities began September 1, 2011. Operations of the Missouri facility began December 1, 2011.

  •
  On November 30, 2011, we acquired the Stone County facilities from White River Health System, Inc. consisting of the Stone County Nursing and Rehabilitation Facility, a 97 bed skilled nursing, and the Stone County Residential Care Facility, a 32 bed skilled nursing facility/assisted living facility, both located in Mountain View, Arkansas, for an aggregate purchase price of $4,250,000.

  •
  On December 30, 2011, we acquired Woodland Manor (also known as Eaglewood Care Center), a 113 bed skilled nursing facility, and Eaglewood Village, an 80 bed assisted living facility, both located in Springfield, Ohio, for an aggregate purchase price of $12,500,000. Operations began on January 1, 2012.

        We are currently evaluating acquisition opportunities in addition to those described above and we continue to seek new opportunities to further our growth strategy. No assurances can be made that any of these opportunities will be determined to be appropriate or that they may be acquired on terms acceptable to us.

Segments

        The Company reports its operations in three segments: SNF, ALF, and Corporate & Other. The Company delivers services through wholly owned separate operating subsidiaries. The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities. The Corporate & Other segment engages in the management of facilities and accounting and IT services. We evaluate financial performance and allocate resources primarily based on segment operating income (loss). Segment operating results excludes interest expense and other non-operating income and expenses.

        The table below contains our segment information for the years ended December 31, 2011 and 2010.

Amounts in 000's	SNF	ALF	Corporate & Other	Eliminations	Total
Year ended December 31, 2011
Net Revenue	$139,932	$9,801	$10,366	$(8,746)	$151,353
Cost of services	123,015	7,781	133	(8,710)	122,219
General and Administrative	—	—	13,317	(36)	13,281
Facility rent expense	7,688	—	107	—	7,795
Depreciation and Amortization	3,045	650	243	—	3,938
Salary Continuation Costs	—	—	1,451	—	1,451

Operating Income/(Loss)	$6,184	$1,370	$(4,885)	$—	$2,669

Total Assets	$110,532	$22,328	$35,792	$(9,548)	$159,104

Capital Spending	$2,120	$230	$2,113	$—	$4,463

Year ended December 31, 2010
Net Revenue	$40,427	$8,270	$6,157	$(4,063)	$50,791
Cost of services	37,214	7,013	446	(4,063)	40,610
General and Administrative	—	—	7,936	—	7,936
Facility rent expense	2,858	—	—	—	2,858
Depreciation and Amortization	585	554	123		1,262

Operating Income/(Loss)	$(230)	$703	$(2,348)	$—	$(1,875)

Total Assets	$47,407	$21,506	$18,560	$(4,514)	$82,959

Capital Spending	$510	$347	$274	$—	$1,131

Skilled Nursing Facilities

        We focus on two primary indicators in evaluating the financial performance in this segment. Those indicators are facility occupancy and patient mix. Facility occupancy is important as higher occupancy generally leads to higher revenues. In addition, concentrating on increasing the number of Medicare covered admissions ("the patient mix") helps in increasing revenues. We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis.

        For the year ended December 31, 2011, revenue in our skilled nursing segment increased approximately $99,505,000 as a result of acquisitions during the year. This segment had an income from operations of $6,184,000 as a result of optimization of occupancy and quality mix as well as expense control. We expect to continue to implement and refine strategies to sustain these goals. Total assets increased $63,125,000 due to acquisitions made during the year.

        "Same Facilities" results represent those owned and leased facilities we began to operate prior to January 1, 2011.

        "Recently Acquired Facilities" results represents those owned and leased facilities we began to operate subsequent to January 1, 2011.

Average Occupancy

	Three Months Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Same Facilities	86.4%	86.2%	86.5%	85.1%
Recently Acquired Facilities	77.1%	n/a	80.8%	n/a

Total	82.4%	86.2%	85.0%	85.1%

        We continue our work towards maximizing the number of patients covered by Medicare where our operating margins are higher.

Patient Mix
Three Months Ended December 31,

	Same Facilities		Recently Acquired Facilities		Total
	2011	2010	2011	2010	2011	2010
Medicare	14.0%	12.7%	12.6%	n/a	13.4%	12.7%
Medicaid	73.8%	79.8%	76.4%	n/a	74.8%	79.8%
Other	12.2%	7.5%	11.0%	n/a	11.8%	7.5%

Total	100.0%	100.0%	100.0%	n/a	100.0%	100.0%

Year Ended December 31,

	Same Facilities		Recently Acquired Facilities		Total
	2011	2010	2011	2010	2011	2010
Medicare	14.5%	12.6%	12.2%	n/a	13.9%	12.6%
Medicaid	75.4%	77.5%	76.9%	n/a	75.8%	77.5%
Other	10.1%	9.9%	10.9%	n/a	10.3%	9.9%

Total	100.0%	100.0%	100.0%	n/a	100.0%	100.0%

For the Three Months Ended December 31, 2011:

Region (SNF Only)	Operational Beds at Period End	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC)	2011 Q4 Total Revenues	Medicare (Skilled) $PPD	Medicaid $PPD
Alabama	304	304	87.1%	11.1%	$4,913,873	$396.61	$172.17
Arkansas	498	434	72.3%	15.3%	$5,964,305	$382.56	$175.08
Georgia	1,497	1,497	87.2%	13.9%	$22,945,403	$448.12	$139.13
Missouri	80	53	55.8%	16.9%	$512,365	$441.19	$119.92
North Carolina	106	106	91.3%	15.1%	$1,893,398	$468.45	$154.91
Ohio	194	194	80.1%	16.9%	$3,253,442	$445.45	$155.71
Oklahoma	314	314	71.9%	8.0%	$3,067,186	$377.84	$123.69

Total	2,993	2,902	82.4%	13.6%	$42,549,972	$430.64	$146.99

For the Year Ended December 31, 2011:

Region (SNF Only)	Operational Beds at Period End	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC)	2011 Total Revenues	Medicare (Skilled) $PPD	Medicaid $PPD
Alabama	304	304	83.6%	11.1%	$18,452,112	$385.54	$172.74
Arkansas	498	143	72.2%	14.9%	$7,564,596	$388.00	$168.35
Georgia	1,497	1,381	87.6%	14.1%	$86,642,549	$477.17	$141.08
Missouri	80	13	55.8%	16.9%	$512,365	$441.19	$119.92
North Carolina	106	106	93.1%	18.6%	$7,986,326	$448.88	$156.09
Ohio	194	194	83.5%	15.5%	$13,670,246	$357.19	$154.00
Oklahoma	314	132	73.1%	7.3%	$5,103,470	$371.11	$123.55

Total	2,993	2,272	85.0%	13.6%	$139,931,664	$446.68	$147.45

        Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenues. Medicare reimburses our skilled nursing facilities under PPS for certain inpatient-covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a RUG category that is based upon each patient's acuity level. On July 29, 2011, CMS announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. CMS announced it is recalibrating the case-mix indexes ("CMIs") for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. Each RUG group consists of CMIs that reflect a patient's severity of illness and the services that a patient requires in the skilled nursing facility. In transitioning from the previous classification system to the new RUG-IV, CMS adjusted the CMIs for fiscal year 2011 based on forecasted utilization under this new classification system to establish parity in overall payments. The fiscal year 2011 recalibration of the CMIs will result in a reduction to skilled nursing facility payments of $4.47 billion, or 12.6%. However, this reduction would be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflects a 2.7% market basket increase, reduced by a 1.0% multi-factor productivity ("MFP") adjustment mandated by the PPAC. The combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration will yield a net reduction of $3.87 billion, or 11.1%.

Assisted Living Facilities

        For the year ended December 31, 2011, revenue in our ALF segment increased approximately $1,531,000 as a result of increased revenue from acquisitions, an annual increase in rates charged to privately paying residents and increasing occupancy. This segment had income from operations of $1,370,000 and improvement of $667,000 over 2010. Total assets increased $822,000 primarily due to building improvements made during the year.

	Average Occupancy
	Three Months Ended December 31,		Twelve Months Ended December 31,
	2011	2010	2011	2010
Total	80.3%	71.2%	77.0%	76.7%

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

Corporate & Other

        We manage three skilled nursing facilities and one independent living campus for third party owners under contracts that either are for a fixed monthly fee or for a percentage of revenue generated by the managed facility. Depending on the type of contract, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility's revenue increases for the contracts that are based on a percentage of revenue. This segment includes our corporate overhead expenses, which are made up of salaries of our senior management team members and various other corporate expenses including, but not limited to, corporate office operating expenses, audit fees, legal fees and board activities. Additionally, non-cash charges for compensation expense related to warrants, restricted stock and stock options are included in corporate overhead. We do not allocate these expenses to the divisions or separate them from management and development business for management review purposes.

        We also provide accounting and back office services for one contract in Georgia.

Divestitures

        As part of our strategy to focus on the growth of skilled nursing facilities, we decided in the fourth quarter of 2011 to exit the home health business. The results of operations for this segment are reported as discontinued operations and were a net loss of $1,963,000 in 2011 inclusive of a goodwill impairment charge of $1,774,000 versus a net income in 2010 of $174,000. At December 31, 2011, the home health business was held for sale. The Company anticipates the sale or termination of the home health business will occur in 2012.

Critical Accounting Policies

        We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change. We believe that the following represents our critical accounting policies:

Our financial statements reflect consolidation with entities in which we have determined to have a controlling financial interest

        Arrangements with other business enterprises are evaluated, and those in which AdCare is determined to have controlling financial interest are consolidated. ASC Topic 810, Consolidation addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in absences of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.

        We have evaluated and concluded that we have 6 relationships with variable interest entities in which we have determined that we are the primary beneficiary required to consolidate the entities. See Note 19 to our Consolidated Financial Statements included in this Annual Report for more information on our variable interest entities.

Patient Care Receivables

        Patient care receivables are reported net of allowances for doubtful accounts. The administrators and managers of our properties evaluate the adequacy of the allowance for doubtful accounts on a monthly basis, and adjustments are made if necessary. Approximately 82% of our revenue in our nursing facilities is derived from Medicare and Medicaid qualifying residents. Charges to these payers are evaluated monthly to insure that revenue is recorded properly and that any adjustments necessitated by our contractual arrangement with these payers are recorded in the month incurred.

Asset Impairment

        We evaluate our property and equipment and other long-lived assets, other than goodwill and other indefinite lived intangibles, on an annual basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed such as significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property. The need to recognize impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

        For goodwill and other indefinite lived intangibles, we perform an annual impairment test in the fourth quarter of each year or earlier if there are indications of potential impairment.

        Our asset impairment analysis is consistent with the fair value measurements described in ASC 820, Fair Value Measurements and Disclosures. We recorded an impairment to goodwill of $1,774,000 in 2011 due to our discontinuation of the home health segment. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

Business Combinations

        We follow ASC 805, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. During 2011, we expensed approximately $2,267,000 in acquisition costs with an offsetting bargain purchase gain of $1,104,000 for a net amount of $1,163,000 related to the transactions discussed in Note 18 of the Consolidated Financial Statements included elsewhere in this Annual Report. ASC 805 requires that we make certain valuations to determine the fair value of assets acquired and the liabilities assumed. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.

Stock-Based Compensation

        We recognize compensation cost for all share-based payments granted after January 1, 2006 based on various vesting criteria over the requisite service period. We calculate the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the years ended December 31, 2011 and 2010, we recorded share-based compensation charges for various employee and non-employee services totaling approximately $1,019,000 and $841,000, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expenses.

Income Taxes

        As required by ASC 740, Income Taxes, we determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. At December 31, 2011 we maintain a valuation allowance of approximately $6,063,000 to reduce the deferred tax assets by the amount we believe is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant ASC 740 guidance when accounting for uncertainty in income taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Results of Operations

Comparison for the years ended December 31, 2011 and 2010

	Total Patient Care Revenues Year Ended December 31,
Amounts in (000s)	2011	2010
Skilled Nursing
Same Facilities	$107,072	$40,427
Recently Acquired Facilities	32,860	n/a

Total	$139,932	$40,427

	Year Ended December 31,
Assisted Living	2011	2010
Same Facilities	$9,765	8,270
Recently Acquired Facilities	36	n/a

Total	$9,801	$8,270

        Patient Care Revenues—For the periods presented, total patient care revenues increased $100.6 million, or 198%.

        For the year ended December 31, 2011, revenue in our SNF segment increased approximately $99,505,000 compared to the year ended December 31, 2010, primarily as a result of the optimization of occupancy and resident mix in the facilities acquired in 2010. This segment had a net income from operations of $6,184,000, which is $6,414,000 greater than net income from operations for this segment for the year ended December 31, 2010, as a result of higher revenue due to the acquisition of new facilities and variable interest entities, as well as, increased occupancy and a greater number of residents covered by Medicare.

        For the year ended December 31, 2011, revenue in our ALF segment increased approximately $1,531,000 compared to the year ended December 31, 2010, from increased revenue from a VIE acquisition and improvements in occupancy in our legacy facilities. This segment had income from operations of $1,370,000, which is $667,000 greater than income from operations for the same period in 2010 because of the acquisition and an annual increase in rates charged to residents of the facilities.

        Management Revenues—For the periods presented, management revenues (net of eliminations) decreased $473,000, or 23%, as a result of fewer managed facilities.

        Cost of Services—For the periods presented, cost of services increased $81.6 million, or 201%, resulting primarily from the acquisitions in both years. Acquisitions from 2010 were only operational during a portion of the third quarter and the fourth quarter of 2010 compared to a full year of operations in 2011. In addition the 2011 acquisitions added costs throughout the year.

        Sales, General and Administrative—SG&A costs increased by $5,345,000 to $13,281,000 in 2011 from $7,936,000 in 2010. We increased our corporate overhead structure throughout 2011 in response to the growth needs and opened an accounting service center located in Roswell, Georgia during the second quarter of 2011.

        Infrastructure Costs—Company management separately identifies certain costs, which the Company has incurred that we believe are directly related to the growth of the Company. These "infrastructure costs" include, but are not limited to, additional management and staff necessary to support our operational teams in our newly acquired facilities, including those in states that we have not previously operated. These costs are included on the Statement of Operations of our Consolidated Financial Statements, included elsewhere in this Annual Report under the title Cost of Services. Infrastructure costs are estimated as $1,679,000 for the year ended December 31, 2011. These are newly identified expenses and therefore there are no comparable costs for the same period of 2010.

        Facility Rent Expense—For the periods presented, facility rent expenses increased $4,937,000. The lease expense increase resulted from the acquisition of ten leased facilities in Georgia which were in place only a portion of 2010 and the full year in 2011.

        Depreciation and Amortization—For the periods presented, depreciation and amortization increased $2,676,000. The depreciation increase is directly related to acquisition activity that was not included in the 2010 results. In addition, the acquisitions resulted in intangibles that are being amortized during the period.

        Retirement and Salary Continuation Costs—For the period ended December 2011, we incurred certain retirement and salary continuation costs of approximately $1,451,000 related to separation agreements with prior officers of the Company.

        Interest Expense, net—For the periods presented, interest expense, net increased $5.9 million, or 252%. We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010. In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced.

        Acquisition Costs, net of Gains—For the period ended December 31, 2011, acquisition costs, net of gains was a net loss of $1,163,000, compared to a net gain of $2,446,000 for the comparative period. For the year ended December 31, 2011, the results were a combination of a $1,104,000 gain on the purchase of the Mountain Trace facility, offset by acquisition costs of $2,267,000 for the 2011 acquisitions. In comparison, in the same period of 2010 we recognized bargain purchase gains of $3,306,000 partially offset by $860,000 of acquisition costs related to the 2010 acquisitions.

        Derivative Gain/Loss—For the year ended December 31, 2011, the derivative gain was $958,000 compared to a loss of $343,000 in 2010. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010. The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines. The price of our common stock declined during the year ended December 31, 2011.

        Loss on Debt Extinguishment—For the year ended December 31, 2011, the loss on debt extinguishment was $141,000; compared to a loss of $228,000 in 2010. In March 2011, we issued a promissory note in the amount of $1,385,000 and paid a commitment fee of $55,400. Subsequent to March 31, 2011, we repaid this promissory note, and recorded a loss on debt extinguishment resulting from unamortized deferred financing costs. In June 2011, we recorded a $13,100 loss on debt extinguishment resulting from unamortized deferred financing costs related to a $75,000 conversion of debt. In August 2011, the refinance of the Southland Care Center resulted in a $45,300 loss on debt extinguishment related to the unamortized deferred financing costs for the interim financing that was refinanced.

        Other Income/(Expense)—For the period ended December 31, 2011, other income of $552,000 was recorded, compared with other expense of $25,000 for the comparative period, a net change of $577,000. In the acquisition of five leased facilities in 2010, we purchased receivables and recorded them at the estimated value at the time of acquisition. We collected substantially more of the receivables than expected by $632,000, resulting in the additional income for 2011.

        Income Tax Expense—For the periods presented, income tax expense increased $243,000. As a result of acquisitions in a number of new states, the increase was primarily due to taxable income in certain state taxing jurisdictions resulting in approximately $200,000 of current state income tax expense. There were no current income taxes payable in 2010.

        Discontinued Operations—As part of the Company's strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business. The results of operations for this segment are reported as discontinued operations and were a net loss of $1,963,000 in 2011 inclusive of a goodwill impairment charge of $1,774,000 versus a net income in 2010 of $174,000.

Liquidity and Capital Resources

        Liquidity is the measure of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities. Historically, the Company has met its liquidity requirements through a combination of net cash flow from operations, debt from third party lenders and issuances of debt and equity securities.

        We have negative working capital of approximately $5,367,000 at December 31, 2011. Our ability to sustain profitable operations is dependent on continued growth in revenue and controlling costs.

        For 2012, the Company believes it will require additional financing to satisfy its financial obligations and implement its expansion strategy. The Company is currently exploring several financing alternatives and may seek to raise additional capital through the sale of additional debt or equity securities, although there is no assurance that the Company will be able to raise additional capital through the issuance of debt or equity securities on terms acceptable to it, or at all. If the Company is unable to secure such additional financing, then the Company may be required to restructure its outstanding indebtedness and delay or modify its expansion plans.

        The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000s)	2011	2010
Net cash provided by (used in) operating activities—continuing operations	$2,144	$(1,408)
Net cash (used in) provided by operating activities—discontinued operations	(151)	191
Net cash used in investing activities—continuing operations	(17,154)	(14,354)
Net cash used in investing activities—discontinued operations	—	(9)
Net cash provided by financing activities—continuing operations	18,796	15,223
Net cash used in financing activities—discontinued operations	(182)	(213)

Net change in cash and cash equivalents	3,453	(570)
Cash and cash equivalents at beginning of period	3,911	4,481

Cash and cash equivalents at end of period	$7,364	$3,911

Year ended December 31, 2011

        Net cash provided by operating activities—continuing operations for the year ended December 31, 2011, was approximately $2,144,000 consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activity. The net cash used in operating activities—discontinued operations was approximately $151,000.

        Net cash used in investing activities—continuing operations for the year ended December 31, 2011, was approximately $17,154,000. This is primarily the result of funding our acquisitions, including making escrow deposits as well as capital expenditures throughout the facilities and new computer software.

        Net cash provided by financing activities—continuing operations was approximately $18,796,000 for the year ended December 31, 2011. This is primarily the result of cash proceeds received from warrant exercises (including exercises of warrants in connection with our call to redeem our publicly traded warrants in August 2011), increases in borrowings on the line of credit, and proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations. Net cash used in financing activities—discontinued operations was approximately $182,000 consisting of repayments of existing debt obligations.

Year ended December 31, 2010

        Net cash used in operating activities—continuing operations for the year ended December 31, 2010 was approximately $1,408,000 consisting primarily of our net loss from operations and changes in working capital partially offset by noncash charges, all primarily the result of routine operating activity. Net cash provided by operating activities—discontinued operations was approximately $191,000 for the year ended December 31, 2010.

        Net cash used in investing activities—continuing operations for the year ended December 31, 2010 was approximately $14,354,000. This is primarily the result of escrow deposits for the acquisition of two facilities, our purchase of the remaining 50% noncontrolling interest in Community's Hearth & Home and Hearth & Home of Urbana assisted living facilities, and the purchase of additional equipment partially offset by a decrease in restricted cash due to proceeds received from escrow accounts required by the Department of Housing and Urban Development ("HUD"). In addition, significant deposits were made on the leased facilities acquired. Net cash used in investing activities—discontinued operations was approximately $9,000.

        Net cash provided by financing activities—continuing operations was approximately $15,223,000 for the year ended December 31, 2010. This is primarily the result of proceeds from stock issuance, increases in borrowings on the line of credit, proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations. Net used in financing activities—discontinued operations was approximately $213,000 for the year ended December 31, 2010 and was the result of repayments of existing debt.

        Total notes payable and other debt obligations as of December 31, 2011 and 2010 were as follows:

	December 31,
Amounts in 000's	2011	2010
Revolving credit facilities and lines of credit	$8,651	$1,950
Senior debt HUD	15,738	15,950
Senior debt USDA	38,717	15,774
Senior debt SBA	5,087	—
Senior debt Bonds	6,176	6,166
Senior debt other mortgage indebtedness	23,823	231
Other debt	4,196	971
Convertible debt issued in 2010, net of discount	10,105	9,380
Convertible debt issued in 2011	4,509	—

Total	117,002	50,422
Less current portion	11,909	3,446

Notes payable and other debt, net of current portion	$105,093	$46,976

        The following table represents the Company's cumulative facility growth from 2009 to the end of 2011:

	December 31,
	2011	2010	2009
Cumulative number of facilities	42	27	14

Revolving Credit Facility with Gemino Healthcare Finance

        On February 25, 2011, AdCare and five of its subsidiaries joined as additional borrowers under our Credit Agreement that was initially entered into on October 29, 2010, with Gemino Healthcare Finance, LLC ("Gemino"). The amount of credit available to the Company, and the maximum amount of the credit facility was increased from $5,000,000 to $7,500,000. On April 26, 2011, the original terms of the Credit Agreement with Gemino were modified to reduce the maximum amount of the credit facility to $5,500,000, to issue a new $2,000,000 revolving note under an affiliated credit agreement and to add two additional subsidiaries as borrowers under the Credit Agreement (See Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report). On June 2, 2011, AdCare joined two additional subsidiaries as additional borrowers under the Credit Agreement with Gemino. The combined total maximum debt with Gemino remains at $7,500,000.

        The Credit Agreement with Gemino contains various financial covenants and other restrictions, including a fixed charge coverage ratio and maximum loan turn days. The Company is required to maintain a fixed charge coverage ratio of 1.1:1. The Company was not in compliance with these covenants and restrictions at December 31, 2011 and a waiver was obtained.

Revolving Credit Facility with the Private Bank

        On September 30, 2011, Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, each wholly owned subsidiaries of AdCare, entered into a Loan and Security Agreement with Private Bank and Trust Company ("Private Bank") in an aggregate principal amount of $2,000,000. The loan is revolving and will be used to fund the working capital requirements of the three facilities.

        The loan matures in February of 2013. Interest accrues on the principal balance at an annual rate equal to the greater of: (i) the floating per annum rate of interest most recently announced by Private Bank as its prime plus one percent (1.0%); or (ii) six percent (6.0%). Interest on the loan is payable in equal monthly installments beginning on November 1, 2011, and continuing until maturity. Pre-payment is permitted, if any such pre-payment includes the payment of all accrued and unpaid interest on the loan. The loan is secured by a first priority security interest on all assets of the borrowers, and the Company has guaranteed the loan.

        The agreement with Private Bank contains various financial covenants and other restrictions, including a fixed charge coverage ratio and a minimum quarterly EBITDAR. The Company is required to maintain a fixed charge coverage ratio of 1.01:1, beginning in the fourth quarter of 2011. The Company was in compliance with these covenants and restrictions at December 31, 2011.

HUD Financings

        For eight facilities, the Company has term notes guaranteed by HUD with a financial institution that totaled approximately $15,738,000 at December 31, 2011. The combined HUD mortgage notes require monthly principal and interest payments of approximately $98,000 with fixed interest rates ranging from 3.74% to 7.25%. The notes mature at various dates starting in 2027 through 2044. Deferred financing costs incurred on these notes amounted to approximately $540,000 and are being amortized to interest expense over the life of the notes. The notes have prepayment penalties of 6% to 8% through 2012 declining by 1% each year through 2022. The loans have certain financial covenants of which the Company was in compliance at December 31, 2011.

USDA Financings

        For ten facilities, the Company has term notes guaranteed 70% to 80% by the U.S. Department of Agriculture (the "USDA") with a financial institution that totaled approximately $38,717,000 at December 31, 2011. The combined USDA mortgage notes require monthly principal and interest payments of approximately $251,000 adjusted quarterly with a variable interest rate of prime plus 1.50% to 1.75% with a floor of 5.50% to 6.00%. The notes mature at various dates starting in 2035 through 2036. Deferred financing costs incurred on these notes amounted to approximately $1,034,000 and are being amortized to interest expense over the life of the notes. In addition, the notes have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The notes have prepayment penalties of 9% to 10% through 2012 declining by 1% each year capped at 1% for the remainder of the term. The notes have certain financial covenants of which the Company was not in compliance at December 31, 2011, but has obtained a waiver.

SBA Financings

        For three facilities, the Company has term notes guaranteed 75% by the U.S. Small Business Association (the "SBA") with a financial institution that totaled approximately $5,087,000 at December 31, 2011. The combined SBA mortgage notes require monthly principal and interest payments of approximately $326,000 with an interest rate of 2.81% to 8.0%. The notes mature at various dates starting in 2031 through 2036. Deferred financing costs incurred on these notes amounted to approximately $410,000 and are being amortized to interest expense over the life of the note. In addition, the notes have an annual renewal fee for the SBA guarantee of 0.13% to 0.25% of the guaranteed portion. The notes have prepayment penalties of 10% through 2012 declining by 1% each year through 2021. The loans have certain financial covenants of which the Company was in compliance at December 31, 2011.

Other Mortgage Indebtedness

        For six facilities, the Company has term notes that totaled approximately $20,829,000 at December 31, 2011. The combined mortgage notes require monthly principal and interest payments of approximately $267,000 with interest rates of 6.00% to 6.25%. The notes mature at various dates starting in 2013 through 2036. Deferred financing costs incurred on these notes amounted to approximately $670,000 and are being amortized to interest expense over the life of the notes.

        The remaining mortgage note balance is related to the financing on the Company's corporate headquarters in Springfield, Ohio with a balance of approximately $194,000 at December 31, 2011. The mortgage requires fixed monthly payments of approximately $3,000 plus interest at LIBOR plus 3.00% maturing in 2017.

        A $2,800,000 operating note was issued by a bank in 2011 for the five variable interest entity facilities in Oklahoma. At December 31, 2011, the outstanding balance was $2,800,000. The note requires quarterly interest payments of $70,000 beginning in 2012 with a 10% fixed interest rate. The note matures in July 2013. Deferred financing costs incurred on this loan amount to approximately $391,000 and are being amortized to interest expense over the life of the notes.

        Riverchase, one of our consolidated variable interest entities, has revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama. The first series has an outstanding balance of $5,845,000 at December 31, 2011. The first series bonds require monthly interest payments of $38,000 with a fixed interest rate of 7.88% and mature in June 2039. The second series has an outstanding balance of $520,000 at December 31, 2011 and requires monthly principal and interest payments of $48,000 with a 7.6% interest rate that increases 0.2% each year through 2017. The second series bonds mature in June 2017. The Company has guaranteed Riverchase's obligations under the bonds. The bonds contain an original issue discount that is being amortized over the term of the notes. At December 31, 2011, the unamortized discount on the bonds was $189,000.The bonds are subject to certain covenants and a mandatory sinking fund redemption requirement.

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

Pinnacle Healthcare Promissory Notes

        On August 31, 2011, Pinnacle Healthcare, LLC, a wholly owned subsidiary of AdCare, issued promissory notes in the aggregate principal amount of $2,400,000. The notes mature March 1, 2014, and bear interest at 7% payable quarterly in arrears the first day of each December, March, June and September beginning December 1, 2011. The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of December 1, 2011, March 1, 2012, June 1, 2012, September 1, 2012 and December 1, 2012. The notes may also be prepaid without penalty at any time.

Convertible Debt Issued in October 2010

        On October 26, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the purchasers an aggregate of $11,050,000 in principal amount of the Company's Subordinated Convertible Notes, bearing 10% interest per annum payable quarterly in cash in arrears beginning December 31, 2010. On October 29, 2010, the Company entered into an amendment and joinder agreement to effectuate the sale of an additional $750,000 in principal amount of the Subordinated Convertible Notes. The initial sale of $11,050,000 in principal amount of the Subordinated Convertible Notes occurred on October 26, 2010, and the subsequent sale of $750,000 in principal amount of the Subordinated Convertible Notes occurred on October 29, 2010. The Subordinated Convertible Notes mature in October 2013.

        The Subordinated Convertible Notes are convertible into shares of common stock of the Company at a current conversion price of $3.92 that is subject to future reductions if the Company issues equity instruments at a lower price. Since there is no minimum conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed that was required to be bifurcated from the Subordinated Convertible Notes and accounted for separately as a derivative liability recorded at fair value (see Note 15 to our Consolidated Financial Statements included elsewhere in this Annual Report). At the time of initial measurement, the derivative had an estimated fair value of $2,562,606 resulting in a discount on the Subordinated Convertible Notes. The discount is being amortized over the term of the Notes. At December 31, 2011, the unamortized discount on the Notes was $1,544,935.

        There was a conversion of a Subordinated Convertible Note in the principal amount of $150,000 that was issued in the October 26, 2010 offering. It was recorded in two $75,000 allotments. The first one converted in July 2011 at a price of $4.13 per share and resulted in the issuance of 18,160 shares. The second converted in November 2011 at a price of $3.92 (due to the stock dividend paid in October 2011) and resulted in the issuance of 19,132 shares. The derivative and discount on the derivative were both adjusted for the conversion.

Convertible Debt Issued in April, May 2011

        On March 31, 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the purchasers an aggregate of $2,115,000 in principal amount of the Company's Subordinated Convertible Notes. On April 29, 2011, the Company issued an additional $1,783,700 in principal amount of the Subordinated Convertible Notes.. On May 6, 2011, the Company issued an additional $610,000 in principal amount of the Subordinated Convertible Notes. The total outstanding principal amount of the Subordinated Convertible Notes is $4,508,700. Approximately $1,427,000 of the proceeds from the offering of the Subordinated Convertible Notes obtained was used to repay the short-term promissory note that was issued March 31, 2011 and related accrued interest.

        The Subordinated Convertible Notes bear a 10% interest per annum and are payable quarterly in cash in arrears beginning June 30, 2011. The Subordinated Convertible Notes mature on March 31, 2014. Debt issuance costs of $559,100 are being amortized over the life of the Notes.

        The Subordinated Convertible Notes are convertible into shares of common stock of the Company at a conversion price of $5.04. The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar events. The Subordinated Convertible Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.

Receivables

        Our operations could be adversely affected if we experience significant delays in reimbursement from Medicare, Medicaid and other third-party revenue sources. Our future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash and patient accounts receivable and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by the staff at our facilities in the processing of our invoices, could adversely affect our liquidity and results of operations.

        Accounts receivable attributable to patient services of continuing operations totaled $16.8 million at December 31, 2011, compared to $9.8 million at December 31, 2010, representing approximately 40 days and 75 days revenue in accounts receivable in 2011 and 2010, respectively. The increase in accounts receivable is primarily the result of increased revenue in 2011.

        The allowance for bad debt was $1.3 million and $0.3 million at December 31, 2011 and 2010, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation

        We have historically derived a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state's fiscal year for the Medicaid programs and in each October for the Medicare program. These adjustments may not continue in the future, and even if received, such adjustments may not reflect the actual increase in our costs for providing healthcare services.

        Labor and supply expenses make up a substantial portion of our cost of services. Those expenses can be subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. To date, we have generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. We may not be successful in offsetting future cost increases.

Off-Balance Sheet Arrangements

        There were no outstanding letters of credit outstanding as of December 31, 2011. However, on March 9, 2012 we pledged as collateral $100,000 of borrowing capacity on the Private Bank revolver to secure an outstanding letter of credit.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AdCare Health Systems, Inc.
Springfield, Ohio

        We have audited the accompanying consolidated balance sheets of AdCare Health Systems, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and uncertainties.

/s/ BATTELLE & BATTELLE LLP

Dayton, Ohio
March 19, 2012

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$7,363,953	$3,911,140
Restricted cash and cash equivalents	1,883,196	1,047,454
Accounts receivable, net	18,782,052	11,215,187
Prepaid expenses and other	662,731	1,243,663
Assets of disposal group held for sale	46,942	1,844,018

Total current assets	28,738,874	19,261,462
Restricted cash and investments	4,869,829	3,099,936
Property and equipment, net	105,143,341	43,660,350
Intangible assets—bed licenses	1,189,307	1,189,307
Intangible assets—lease rights, net	8,460,003	8,850,538
Goodwill	905,854	905,854
Escrow deposits for acquisitions	3,172,169	1,725,086
Lease deposits	1,685,040	1,670,282
Deferred loan costs, net	4,817,875	2,532,156
Other assets	121,743	63,935

Total assets	$159,104,035	$82,958,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$4,566,547	$1,495,496
Revolving credit facilities and lines of credit	7,342,943	1,950,132
Accounts payable	12,074,582	3,411,322
Accrued expenses	9,881,207	9,664,776
Liabilities of disposal group held for sale	240,138	636,452

Total current liabilities	34,105,417	17,158,178
Notes payable and other debt, net of current portion:
Senior debt, net of discounts	87,770,571	37,591,390
Convertible debt, net of discounts	14,613,765	9,379,761
Revolving credit facilities	1,308,227	—
Other debt	1,400,001	5,239
Derivative liability	1,889,198	2,905,750
Other liabilities	2,437,354	1,267,429
Deferred tax liability	86,000	41,066

Total liabilities	143,610,533	68,348,813

Commitments and contingencies (Note 13)	—	—
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 29,000,000 shares authorized; 12,192,669 and 8,766,657 shares issued and outstanding	35,047,209	26,611,870
Accumulated deficit	(18,713,125)	(12,548,870)

Total stockholders' equity	16,334,084	14,063,000
Noncontrolling interest in subsidiaries	(840,582)	547,093

Total equity	15,493,502	14,610,093

Total liabilities and stockholders' equity	$159,104,035	$82,958,906

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Revenues:
Patient care revenues	$149,732,749	$48,697,180
Management revenues	1,619,981	2,093,334

Total revenues	151,352,730	50,790,514

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	122,219,325	40,609,964
General and administrative expenses	13,280,517	7,935,760
Facility rent expense	7,795,171	2,858,130
Depreciation and amortization	3,937,943	1,261,485
Salary retirement and continuation costs	1,451,192	—

Total expenses	148,684,148	52,665,339

Income (Loss) from Operations	2,668,582	(1,874,825)

Other Income (Expense):
Interest expense, net	(8,199,221)	(2,328,899)
Acquisition costs, net of gains	(1,162,802)	2,446,483
Derivative gain (loss)	957,517	(343,144)
Loss on extinguishment of debt	(140,994)	(228,203)
Other income (expense)	551,565	(25,027)

Total other expense, net	(7,993,935)	(478,790)

Loss from Continuing Operations Before Income Taxes	(5,325,353)	(2,353,615)
Income Tax Expense	(263,195)	(20,533)

Loss from Continuing Operations	(5,588,548)	(2,374,148)
(Loss) Income from discontinued operations	(1,963,382)	174,369

Net Loss	(7,551,930)	(2,199,779)
Net Loss (Income) Attributable to Noncontrolling Interests	1,387,675	(543,842)

Net Loss Attributable to AdCare Health Systems	$(6,164,255)	$(2,743,621)

Net Loss per Common Share—Basic:
Continuing Operations	$(0.42)	$(0.40)
Discontinued Operations	(0.20)	0.02

	$(0.62)	$(0.38)

Net Loss per Common Share—Diluted:
Continuing Operations	$(0.42)	$(0.40)
Discontinued Operations	(0.20)	0.02

	$(0.62)	$(0.38)

Weighted Average Common Shares Outstanding:
Basic	9,991,142	7,223,633
Diluted	9,991,142	7,223,633

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balance, January 1, 2010	5,909,407	$17,571,801	$(9,805,249)	$309,256	$8,075,808
Nonemployee warrants for services	—	129,892	—	—	129,892
Stock based compensation expense	—	818,765	—	—	818,765
Public stock offering, net	2,138,893	6,109,725	—	—	6,109,725
Exercises of options and warrants	309,296	331,100	—	—	331,100
Warrants issued with debt financing	—	400,587	—	—	400,587
Stock issued in connection with an acquisition	409,061	1,250,000	—	—	1,250,000
Purchase of minority interest	—	—	—	(306,005)	(306,005)
Net (loss) income	—	—	(2,743,621)	543,842	(2,199,779)

Balance, December 31, 2010	8,766,657	$26,611,870	$(12,548,870)	$547,093	$14,610,093
Nonemployee warrants for services	—	434,029	—	—	434,029
Nonemployee stock issuance for services	38,154	206,394	—	—	206,394
Stock based compensation expense	—	806,302	—	—	806,302
Exercises of options and warrants	3,349,658	6,795,428	—	—	6,795,428
Stock issued from debt conversion	38,200	193,186	—	—	193,186
Net loss	—	—	(6,164,255)	(1,387,675)	(7,551,930)

Balance, December 31, 2011	12,192,669	$35,047,209	$(18,713,125)	$(840,582)	$15,493,502

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net Loss	$(7,551,930)	$(2,199,779)
Net Loss (Income) from discontinued operations	1,963,382	(174,369)

Net loss from continuing operations	(5,588,548)	(2,374,148)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,937,943	1,261,485
Warrants issued for services	212,371	21,648
Stock based compensation expense	806,302	818,765
Provision for leases in excess of cash	699,867	201,816
Amortization of deferred financing costs	926,784	158,076
Amortization of debt discounts	900,614	330,535
Derivative (gain) loss	(957,517)	343,144
Loss on debt extinguishment	140,994	228,203
Deferred tax expense	69,708	20,533
Loss on disposal of assets	126,015	1,303
Gain on acquisitions	(1,104,486)	(2,739,949)
Provision for bad debts	1,715,421	235,887
Non cash acquisition costs	206,394	—
Other noncash expenses	80,436	196,988
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(9,453,938)	(6,398,647)
Prepaid expenses and other	429,026	(772,473)
Other assets	(179,050)	6,797
Accounts payable and other liabilities	9,175,596	7,052,381

Net cash provided by (used in) operating activities—continuing operations	2,143,932	(1,407,656)
Net cash (used in) provided by operating activities—discontinued operations	(150,837)	191,465

Net cash provided by (used in) operating activities	1,993,095	(1,216,191)

Cash flow from investing activities:
Change in restricted cash and investments	1,070,495	(134,378)
Escrow deposits for acquisitions	(3,426,229)	(1,725,086)
Lease deposits	(14,758)	(1,670,282)
Acquisitions	(10,320,321)	(9,693,418)
Purchase of property, plant and equipment	(4,462,769)	(1,131,241)

Net cash used in investing activities—continuing operations	(17,153,582)	(14,354,405)
Net cash used in investing activities—discontinued operations	—	(9,507)

Net cash used in investing activities	(17,153,582)	(14,363,912)

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2011	2010
Cash flows from financing activities:
Proceeds from debt	8,026,057	8,827,000
Debt issuance costs	(617,809)	(1,134,938)
Change in lines of credit	6,727,556	1,828,084
Exercise of warrants	6,795,428	331,100
Proceeds from stock issuances	—	6,109,725
Repayment on notes payable	(2,135,694)	(737,990)

Net cash provided by financing activities—continuing operations	18,795,538	15,222,981
Net cash used in financing activities—discontinued operations	(182,238)	(212,838)

Net cash provided by financing activities	18,613,300	15,010,143

Net Change in Cash	3,452,813	(569,960)
Cash, Beginning	3,911,140	4,481,100

Cash, Ending	$7,363,953	$3,911,140

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$6,090,935	$1,953,926
Income taxes	$197,000	$—
Supplemental Disclosure of Non-Cash Activities:
Acquisitions in exchange for debt and equity instruments	$46,064,270	$28,914,021
Warrants issued for financing costs	$329,901	—
Conversion of debt to equity	$150,000	—
Other assets acquired in exchange for debt	$6,441,041	—
Noncash change in fair value of property and equipment from acquisition	—	$750,287
Discounts on debt for bifurcated derivative and detachable warrants	—	$2,963,193

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        AdCare Health Systems, Inc. and Subsidiaries ("AdCare" or "the Company"), is an owner and/or operator of retirement communities, skilled nursing facilities, assisted living facilities, and home health care services in the states of Arkansas, Alabama, Georgia, Missouri, North Carolina, Ohio, and Oklahoma. The Company, through wholly owned separate operating subsidiaries, manages 42 facilities comprised of 33 skilled nursing facilities, 8 assisted living facilities and 1 independent living/senior housing facility which total approximately 3,700 units. The Company's facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2011, of the total 42 facilities, the Company managed 4 facilities, owned 20 facilities and operated 18 facilities (including 6 consolidated variable interest entities (VIE's) and 12 long-term lease arrangements). As part of the Company's strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business; therefore, this segment is reported as discontinued operations (see Note 3).

Basis of Presentation

        The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").

Principles of Consolidation

        The consolidated financial statements include the Company's majority owned and controlled subsidiaries. "VIEs" in which the Company has a variable interest have been consolidated as controlled subsidiaries when the Company is identified as the primary beneficiary. All intercompany transactions and balances have been eliminated through consolidation. For subsidiaries that are not wholly owned by the Company, the portions not controlled by the Company are presented as noncontrolling interests in the consolidated financial statements.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include allowance for doubtful accounts, contractual allowances for Medicare and Medicaid, deferred tax valuation allowance, fair value of derivative instruments, fair value of employee and nonemployee stock based awards, and impairment analysis of goodwill and other long-lived assets. Actual results could differ materially from those estimates.

Acquisition Policy

        The Company periodically enters into agreements to acquire assets and/or businesses. The considerations involved in each of these agreements may include cash, financing, and/or long-term lease

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

arrangements for real properties. The Company evaluates each transaction to determine whether the acquired interests are assets or businesses. A business is defined as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues. In order for an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired entity is separated from the seller, including the ability to sustain revenue streams by providing its outputs to customers. An acquired set of activities and assets fail the definition of a business if it excludes one or more of the above items making it impossible to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

        The Company currently operates its skilled nursing facilities ("SNFs") in states that are subject to certificate of need ("CON") programs. The CON programs govern the establishment, construction, renovation and transferability of the rights to operate SNFs. In certain states, such as Ohio, CON programs permit the transferability and sale of bed licenses separate from the facility. In other states, bed licenses are non-transferable separate and apart from the underlying licensed facility. Through acquisitions completed in 2011, the Company now operates in a number of states including Alabama, Arkansas, Georgia, North Carolina and Oklahoma where the bed licenses are not transferable separate from the facility.

        The CON/bed license arises from contractual rights and is an identifiable intangible asset that the Company assigns a fair value to transactions accounted for as business combinations. In states where the CON/bed licenses are transferable separate from the facility, the intangible asset has been determined to have an indefinite life. Because the intangible asset is separable from the facility and has separate stand-alone value, for financial reporting purposes, the fair value assigned to the CON/license is classified as a separate intangible asset in the accompanying consolidated balance sheets.

        In states where the CON/bed license is non-transferable separate from the facility, the CON/bed license and building are complimentary assets and therefore, the intangible asset is assigned a definite life and amortized over the estimated remaining useful life of the related building. As complimentary assets, the intangible asset has no value separate from the building and the estimated remaining useful lives of the intangible asset and building are equal, the intangible asset and the building are classified together as "buildings" and is included in property and equipment in the consolidated balance sheets. As of December 31, 2011 and December 31, 2010, the value of CON/bed licenses was $26,149,000 and $6,120,000, respectively. The $6,120,000 at December 31, 2010 that was previously classified as "intangible assets" in prior period financial statements was reclassified to property and equipment in the accompanying December 31, 2010 consolidated balance sheet. The cumulative effect of additional amortization expense that should have been recorded in 2010 related to the change in accounting for the intangible assets as indefinite life to definite life in 2011 was not material and was expensed in 2011.

Cash and Cash Equivalents

        The Company considers all unrestricted short-term investments with original maturities less than three months, which are readily convertible into cash, to be cash equivalents. Certain cash, cash equivalents and investment amounts are restricted for specific purposes such as mortgage escrow

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

requirements and reserves for capital expenditures on HUD-insured facilities and other restricted investments held as collateral for other debt obligations.

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

Patient Care Receivables and Revenues

        Patient care accounts receivable and revenues for the Company are recorded in the month in which the services are provided.

        The Company provides services to certain patients under contractual arrangements with third-party payors, primarily under the federal Medicare and state Medicaid programs. Amounts paid under these contractual arrangements are subject to review and final determination by the appropriate government authority or its agent. In the opinion of management, adequate provision was made in the consolidated financial statements for any adjustments resulting from the respective government authorities' review.

        For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.

        Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. As of December 31, 2011 and 2010, management recorded an allowance for uncollectible accounts estimated at $1,300,000 and $306,000, respectively.

Management Fee Receivables and Revenue

        Management fee receivables and revenue are recorded in the month that services are provided. As of December 31, 2011 and 2010, management recorded an allowance for uncollectible accounts estimated at $46,000 and $120,000 respectively.

Leases and Leasehold Improvements

        At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2011, all of the Company's leased facilities are accounted for as operating leases. The Company records rent expense for operating leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The accumulated difference between the straight-line expense recognition and the actual cash rent paid is reflected in Other Liabilities in the Consolidated Balance Sheet and was approximately $953,000 and $253,000 as of December 31, 2011 and 2010, respectively. The lease term is also used to provide the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

        Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of common shares outstanding and includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from option, warrants and non-vested shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For 2011 and 2010, potentially dilutive securities of approximately 7,300,000 and 8,700,000 were excluded from the diluted earnings per share calculation because including them would have been anti-dilutive in both periods.

        For the years ended December 31, 2011 and 2010, no potentially dilutive securities were included in the diluted earnings per share calculation because to do so would be anti-dilutive. The following table provides a reconciliation of net income (loss) for continuing and discontinued operations and the number of common shares used in the computation of both basic and diluted earnings per share:

	Years Ended December 31,
	2011			2010
	Income (loss)	Shares(1)	Per Share	Income (loss)	Shares(1)	Per Share
(Loss) Income from Discontinued Operations	$(1,963,382)	9,991,142	$(0.20)	$174,369	7,223,633	$0.02

Net loss from continuing operations attributable to AdCare Health Systems	$(4,200,873)	9,991,142	$(0.42)	$(2,917,990)	7,223,633	$(0.40)
Effect from options, warrants and non-vested shares	—	—		—	—
Effect from assumed issuance of convertible shares(2)	—	—		—	—

Diluted net (loss)	$(6,164,255)	9,991,142	$(0.62)	$(2,743,621)	7,223,633	$(0.38)

(1)
The weighted average shares outstanding include retroactive adjustments from stock dividends (see Note 9).

(2)
The impacts of the assumed issuance of the 2010 and 2011 Subordinated Convertible Notes were excluded as the impact would be anti-dilutive.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

        The Company records deferred financing costs associated with debt obligations. Costs are amortized over the term of the related debt using the straight-line method and are reflected as interest expense. The straight-line method yields results substantially similar to those that would be produced under the effective interest rate method.

Intangible Assets and Goodwill

        Intangible assets consist of finite lived and indefinite lived intangibles. The Company's finite lived intangibles include lease rights and certain CON/bed licenses that are not separable from the associated buildings (see Note 1). Finite lived intangibles are amortized over their estimated useful lives. For the Company's lease related intangibles, the estimated useful life is based on the terms of the underlying facility leases, currently averaging approximately 10 years. For the Company's CON/bed licenses that are not separable from the buildings, the estimated useful life is based on the building life when acquired with a weighted-average estimated useful life of approximately 32 years. The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present.

        The Company's indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings (see Note 1). The Company's consolidated goodwill of $906,000 at December 31, 2011 and 2010 is allocated to an assisted living facility ("ALF"). The Company does not amortize goodwill or indefinite lived intangibles. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill, by performing an annual impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. There have been no required impairment adjustments to intangible assets and goodwill during 2011 or 2010 other than the impairment of goodwill related to Discontinued Operations (see Note 3).

        For 2010, the Home Health segment goodwill of $1,774,000 has been reclassified to Assets of Disposal Group Held for Sale in the consolidated balance sheet (see Note 3). A sensitivity analysis was performed by the Company where certain key assumptions were adjusted to determine if it is reasonable that the estimated fair value of goodwill could be below its carrying value. Based on the sensitivity analysis it is possible that unforeseen future events or deteriorating conditions could result in changes in management's key assumptions used in the sensitivity analysis that could result in a material impairment of goodwill.

        Intangible assets consist of the following:

	December 31, 2011			December 31, 2010
Amounts in (000's)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease Rights	$9,545	$1,085	$8,460	$9,020	$169	$8,851
Bed Licenses (included in property and equipment)	26,149	533	25,616	6,120	—	6,120
Bed Licenses—Separable	1,189	—	1,189	1,189	—	1,189

Totals	$36,883	$1,618	$35,265	$16,329	$169	$16,160

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Amortization expense for bed licenses is included in the property and equipment disclosure (see Note 5). Amortization expense for lease rights was approximately $916,000 and $169,000 for the years ended December 31, 2011 and 2010, respectively. Estimated amortization expense for all definite lived intangibles for each of the future years ending December 31 is as follows:

Amounts in (000's)	Lease Rights	Bed Licenses
2012	$1,069	$905
2013	1,069	905
2014	1,010	905
2015	885	905
2016	885	905
Thereafter	3,542	21,091

	$8,460	$25,616

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

        The Company's taxable income includes all amounts attributable to AdCare Health Systems, Inc., and excludes all noncontrolling interests as these entities are not part of the consolidated tax group. The excluded entities are all pass-through entities that are not subject to corporate level income taxes. As such, the taxable income is passed on to other parties/entities that are not part of the consolidated financial statements.

        The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. Judgment is required in evaluating uncertain tax positions. The Company recognizes a tax benefit only if it is more likely than not that a particular tax position will be sustained upon examination or audit. In general, the Company's tax returns filed for the 1996 through 2011 tax years are still subject to potential examination by taxing authorities.

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

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Accounts receivable are recorded at net realizable value. The Company performs ongoing evaluations of its residents and significant third-party payers with which they contract, generally not requiring collateral. Management believes that credit risk with respect to accounts receivable is limited based on the stature and diversity of the third-party payers with which they contract. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential losses. Delinquent accounts receivable are charged against the allowance for doubtful accounts once likelihood of collection has been determined. Accounts receivable are considered to be past due and placed on delinquent status based upon contractual terms, how frequently payments are received, and on an individual account basis.

Property and Equipment

        Property and equipment are stated at cost. Expenditures for major improvements are capitalized. Depreciation commences when the assets are placed in service. Maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment also includes bed license intangibles for States other than Ohio (where the building and bed license are deemed complimentary assets) and are amortized over the life of the building. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable.

Advertising

        Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2011 and 2010 were approximately $366,600 and $425,700, respectively.

Stock Based Compensation

        Stock based compensation for employee awards is measured at the grant date based upon the fair value of the awards and is recognized as compensation expense over the requisite service period only for those awards that are expected to vest. Restricted stock awards are based upon the stock price on the date of grant. The Company estimates the value of stock options and employee warrants using the Black-Scholes option-pricing model.

        The Company issues warrants to non-employees from time to time for various services. The Company estimates the value of warrants using the Black-Scholes Merton option-pricing model.

Fair Value Measurements and Financial Instruments

        Accounting guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization within the valuation hierarchy is based

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1—	Quoted market prices in active markets for identical assets or liabilities
Level 2—	Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3—	Significant unobservable inputs

        The respective carrying value of certain financial instruments of the Company approximated their fair value. These instruments include cash and cash equivalents, restricted cash and investments, accounts receivable, notes payable and other debt, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values, they are receivable or payable on demand, or the interest rates earned and/or paid approximate current market rates.

Derivative Instruments

        The Company generally does not use derivative instruments to hedge exposures to certain risks. However, the Company entered into a securities purchase agreement with respect to the issuance of Subordinated Convertible Notes in October 2010 which includes a conversion feature that is not afforded equity classification and embodies risks that are not clearly and closely related to the host debt agreement. As such, this conversion feature is an embedded derivative instrument that is required to be bifurcated from the debt instrument and reported separately as a derivative liability at fair value.

        The Company estimates the conversion feature derivative instrument by using the Black-Scholes option-pricing model because it embodies the requisite assumptions necessary to estimate the fair value of this instrument. Changes in fair value of this derivative instrument are reported in the statement of operations.

Insurance

        The Company maintains insurance programs including: workers' compensation, general and professional liability, employee benefits liability, property, casualty, directors' and officers' liability, crime, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the consolidated financial statements.

        The Company's services subject it to certain liability risks which may result in malpractice claims being asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company carries policies to protect against such claims.

        Employee medical insurance programs are offered as a component of the Company's employee benefits. All employee medical plans are guaranteed cost plans with coverage provided for by insurance carriers.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Discontinued Operations

        As part of the Company's strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business. The results of operations and cash flows for this segment are reported as discontinued operations under FASB ASC 205-20 Discontinued Operations (see Note 3). Current assets and liabilities of the disposal group are classified as such in the consolidated balance sheet.

Recently Issued Accounting Pronouncements

        In May 2011, the FASB issued an accounting update that amends existing guidance regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2012. The Company will update its fair value disclosures to comply with the updated disclosure requirements.

        In July 2011, the FASB issued an accounting update that requires health care entities to separately present bad debt expense related to patient care revenue as a reduction of patient care revenue (net of contractual allowances and discounts) on the statement of operations for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered. This update also requires certain qualitative disclosures about the Company's policy for recognizing revenue and bad debt expense for patient care services. This update will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact of the adoption but believes that the adoption will not have a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt the accounting update for its goodwill impairment test to be performed for the fiscal year ending December 31, 2012.

Reclassifications

        Certain reclassifications have been made to the 2010 financial information to conform to the 2011 presentation.

NOTE 2. LIQUIDITY AND PROFITABILITY

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2011, the Company has an accumulated deficit of $18,713,000. The Company incurred a net loss attributable to the Company of approximately $6,164,000 and $2,744,000 for the years ended December 31, 2011 and 2010, respectively. The Company has negative working capital of approximately $5,367,000 at December 31, 2011. The Company's ability to sustain profitable operations and meet its current obligations is dependent on continued growth in revenue and controlling costs.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LIQUIDITY AND PROFITABILITY (Continued)

        Management's plans for increasing liquidity and profitability in future years encompass the following:

  •
  refinancing debt where possible to obtain more favorable terms;

  •
  increasing facility occupancy and improving the occupancy mix by increasing Medicare patients;

  •
  acquiring additional long term care facilities with existing cash flowing operations to expand our operations; and

  •
  adding additional management contracts.

        Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and profitability, however, there can be no assurance that such events will occur. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. DISCONTINUED OPERATIONS

        As part of the Company's strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business. The Company held only one business unit in this segment. Continued struggling operations along with failure to adequately provide cash flow from operations contributed to the decision to discontinue this segment. Changes in the Medicare reimbursement environment negatively impacted this unit starting in 2010. For the previous 24 months, this unit has experienced declining results of operations resulting in an aggregate net income of approximately $174,000 for 2010 and net loss of $1,963,000 for 2011, inclusive of a goodwill impairment charge of $1,774,000. For the years ended December 31, 2011 and 2010, this discontinued segment represented less than 2% and 5% of total revenues for the Company, respectively.

        The unit will continue its daily operations and the Company expects the unit to continue to require cash to operate until a sale is completed or business operations are terminated.

        As a result of the decision to exit the home health business, the assets and liabilities that are expected to be sold in 2012 were reflected as assets and liabilities held for sale and are comprised of the following:

Amounts in (000s)	December 31, 2011	December 31, 2010
Property and equipment, net	$45	$66
Goodwill	—	1,774
Other assets	2	4

Assets of disposal group held for sale	$47	$1,844

Current portion of debt	$197	$188
Deferred tax liability	—	214
Notes payable	43	234

Liabilities of disposal group held for sale	$240	$636

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SEGMENTS

        The Company reports its operations in three segments: SNF, ALF, and Corporate & Other. The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities. The Corporate & Other segment engages in the management of facilities and accounting and IT services. We evaluate financial performance and allocate resources primarily based upon segment operating income (loss). Segment operating results excludes interest expense and other non-operating income and expenses. The table below contains segment information for the years ended December 31, 2011 and 2010.

Amounts in 000's	SNF	ALF	Corporate & Other	Eliminations	Total
Year ended December 31, 2011
Net Revenue	$139,932	$9,801	$10,366	$(8,746)	$151,353
Cost of services	123,015	7,781	133	(8,710)	122,219
General and Administrative	—	—	13,317	(36)	13,281
Facility rent expense	7,688	—	107	—	7,795
Depreciation and Amortization	3,045	650	243	—	3,938
Salary Continuation Costs	—	—	1,451	—	1,451

Operating Income/(Loss)	$6,184	$1,370	$(4,885)	$—	$2,669

Total Assets	$110,532	$22,328	$35,792	$(9,548)	$159,104

Capital Spending	$2,120	$230	$2,113	$—	$4,463

Year ended December 31, 2010
Net Revenue	$40,427	$8,270	$6,157	$(4,063)	$50,791
Cost of services	37,214	7,013	446	(4,063)	40,610
General and Administrative	—	—	7,936	—	7,936
Facility rent expense	2,858	—	—	—	2,858
Depreciation and Amortization	585	554	123	—	1,262

Operating Income/(Loss)	$(230)	$703	$(2,348)	$—	$(1,875)

Total Assets	$47,407	$21,506	$18,560	$(4,514)	$82,959

Capital Spending	$510	$347	$274	$—	$1,131

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Lives (Years)
Amounts in 000's		2011	2010
Buildings and improvements	5 - 40	$96,065	$40,937
Equipment	2 - 10	7,108	2,512
Land	—	7,636	4,719
Computer related	2 - 10	2,414	752
Construction in process	—	77	197

		113,300	49,117
Less: accumulated depreciation expense		7,624	5,457
Less: accumulated amortization expense		533	—

		$105,143	$43,660

        For the years ended December 31, 2011 and 2010 depreciation and amortization expense was approximately $3,022,000 and $1,092,000 respectively.

NOTE 6. RESTRICTED CASH AND INVESTMENTS

        The following presents the Company's various restricted cash, escrow deposits and investments:

	December 31,
Amounts in (000's)	2011	2010
HUD escrow deposits	$326	$337
Funds held in trust for residents	45	114
Refundable escrow deposit	500	—
Self-restricted cash	—	596
Collateral certificates of deposit	1,012	—

Total current portion	1,883	1,047

HUD reserve replacement	1,130	1,036
Reserves for capital improvements	1,767	182
Restricted investments for other debt obligations	1,973	1,882

Total noncurrent portion	4,870	3,100

Total restricted cash and investments	$6,753	$4,147

        HUD escrow deposits—The Regulatory Agreements we have entered into in connection with the financing secured through the Department of Housing and Urban Development ("HUD") for seven of the Company's facilities require monthly escrow deposits for taxes and insurance.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. RESTRICTED CASH AND INVESTMENTS (Continued)

        Funds held in trust for residents—Nursing homes are required to maintain a savings account for the use of the residents to deposit their personal funds. The Company maintains such accounts for their nursing home residents with an offsetting liability as these funds are payable to the residents on demand. In some locations, the residents funds are managed by a third party and are not reflected on the balance sheet. Other funds held in trust for residents include security deposits required at certain assisted living assisted living facilities.

        Refundable escrow deposit—In March 2012, the Company terminated an agreement to acquire or lease 15 skilled nursing facilities in South Carolina, North Carolina, Virginia, and Tennessee and, as a result of such termination, the deposit was refunded.

        Self-restricted cash—In 2010, the Company had certain self-restricted cash set aside for group health insurance and workers' compensation premiums. This was not deemed necessary in 2011.

        Collateral certificates of deposit—In 2011, a short term mortgage obtained required a three-month certificate of deposit to be held as collateral. The certificate matures in February 2012.

        HUD Replacement Reserve—The Regulatory Agreements we have entered into in connection with the financing secured through HUD also requires monthly escrow deposits for replacement and improvement of the HUD project assets.

        Reserves for Capital Improvements—Several of the newly acquired facilities also have requirements to have funds set aside for capital improvements.

        Restricted investments for other debt obligations—One of the Company's consolidated variable interest entities entered into a bond agreement that requires a project fund and a debt service reserve fund. In addition, two mortgages obtained in 2010 required 2 5-year certificates of deposit to be held as collateral. The certificates of deposit are required to be held to maturity through October 2015 and will automatically renew if the lender continues to require them as collateral.

NOTE 7. ACCRUED EXPENSES

        Accrued expenses consist of the following:

	December 31,
Amounts in 000's	2011	2010
Accrued Payroll Related	$5,040	$3,386
Accrued Employee Benefits	2,023	1,405
Real Estate and Other Taxes	982	761
Other Accrued Expenses	1,836	4,113

	$9,881	$9,665

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. NOTES PAYABLE AND OTHER DEBT

        Notes payable and other debt consists of the following:

	December 31,
Amounts in 000's	2011	2010
Revolving credit facilities and lines of credit	$8,651	$1,950
Senior debt HUD	15,738	15,950
Senior debt USDA	38,717	15,774
Senior debt SBA	5,087	—
Senior debt Bonds, net of discount	6,176	6,166
Senior debt other mortgage indebtedness	23,823	231
Other debt	4,196	971
Convertible debt issued in 2010, net of discount	10,105	9,380
Convertible debt issued in 2011	4,509	—

Total	117,002	50,422
Less current portion	11,909	3,446

Notes payable and other debt, net of current portion	$105,093	$46,976

Lines of Credit

        The Company has revolving line of credit arrangements with three lenders. The total maximum amount of the credit facilities was $9.7 million at December 31, 2011.

Gemino Healthcare Finance

        On February 25, 2011, AdCare and five of its subsidiaries joined as additional borrowers under the Credit Agreement that was initially entered into on October 29, 2010, with Gemino Healthcare Finance, LLC ("Gemino"). In connection with adding the additional borrowers to the Credit Agreement the amount of credit available to the Company, and the maximum amount of the credit facility, was increased from $5,000,000 to $7,500,000. On April 26, 2011, the original terms of the Credit Agreement with Gemino were modified to reduce the maximum amount of the credit facility to $5,500,000, to issue a new $2,000,000 revolving note under an affiliated credit agreement and to add two additional subsidiaries as borrowers under the Credit Agreement. On June 2, 2011, AdCare joined two additional subsidiaries as additional borrowers under the Credit Agreement with Gemino. The combined total maximum debt with Gemino remains at $7,500,000. Interest accrues on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, depending on the principal amount outstanding. The agreement also contains an early termination fee of 1%, an unused line of credit fee of 0.5% on the unused portion, and a collateral monitoring fee of 0.5% on the principal balance. At December 31, 2011 and 2010, the balance outstanding was approximately $7.3 million and $1.8 million, respectively.

        The Credit Agreement with Gemino contains various financial covenants, of which the Company was not in compliance with at December 31, 2011, but has obtained a waiver. The Credit Agreement also contains a borrowing base restriction of which the company exceeded at December 31, 2011 but has obtained approval for the excess borrowings.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. NOTES PAYABLE AND OTHER DEBT (Continued)

Private Bank

        On September 30, 2011, Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, each wholly owned subsidiaries of AdCare, entered into a Loan and Security Agreement with Private Bank and Trust Company ("Private Bank") in an aggregate principal amount of $2,000,000. The loan is revolving and will be used to fund the working capital requirements of the three facilities. In March 2012, the revolving loan was modified adding three more facilities as borrowers and extending the maturity date to February 2013. At December 31, 2011, the balance outstanding was approximately $1.3 million.

        Interest accrues on the principal balance outstanding at an annual rate equal to the greater of: (i) the floating per annum rate of interest most recently announced by Private Bank as its prime plus one percent (1.0%); or (ii) six percent (6.0%). Interest on the loan is payable in equal monthly installments beginning on November 1, 2011, and continuing until maturity. Pre-payment is permitted, if any such pre-payment includes the payment of all accrued and unpaid interest on the loan. The loan is secured by a first priority security interest on all assets of the borrowers, and the Company has guaranteed the loan.

        The agreement with Private Bank contains various financial covenants. The Company was in compliance with these covenants and restrictions at December 31, 2011. The agreement also contains borrowing base restrictions of which the company had exceeded at December 31, 2011, but has obtained approval for the excess borrowings through the modifications of the agreement.

Other Line of Credit

        We have a corporate line of credit that expires in October of 2012. Interest accrued on the principal balance outstanding at a variable rate of the LIBOR plus 3.25%. At December 31, 2011 and 2010, the balance outstanding was approximately $77,000 and $187,000, respectively.

Senior Debt

HUD Financing

        For eight facilities, the Company has term loans insured by HUD with a financial institution that totaled approximately $15,738,000 at December 31, 2011. The combined HUD mortgage notes require monthly principal and interest payments of approximately $98,000 with fixed interest rates ranging from 3.74% to 7.25%. The notes mature at various dates starting in 2027 through 2044. Deferred financing costs incurred on these loans amounted to approximately $540,000 and are being amortized to interest expense over the life of the notes. The loans have prepayment penalties of 6% to 8% through 2012 declining by 1% each year through 2022. The loans have certain restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement. In January 2012, one of the facilities refinanced its HUD mortgage reducing the interest rate from 8.5% to 3.74% on an outstanding principal balance of approximately $3.7 million.

USDA Financing

        For ten facilities, the Company has term loans insured 70% to 80% by the USDA with a financial institution that totaled approximately $38,717,000 at December 31, 2011. The combined USDA mortgage notes require monthly principal and interest payments of approximately $251,000 adjusted

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. NOTES PAYABLE AND OTHER DEBT (Continued)

quarterly with a variable interest rate of prime plus 1.50% to 1.75% with a floor of 5.50% to 6.00%. The notes mature at various dates starting in 2035 through 2036. Deferred financing costs incurred on these loans amounted to approximately $1,034,000 and are being amortized to interest expense over the life of the notes. In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 9% to 10% through 2012 declining by 1% each year capped at 1% for the remainder of the term. The loans have certain financial covenants of which the Company was not in compliance at December 31, 2011, but has obtained a waiver.

SBA Financing

        For three facilities, the Company has term loans insured 75% by the SBA with a financial institution that totaled approximately $5,087,000 at December 31, 2011. The combined SBA mortgage notes require monthly principal and interest payments of approximately $326,000 with an interest rate of 2.81% to 8.0%. The notes mature at various dates starting in 2031 through 2036. Deferred financing costs incurred on these loans amounted to approximately $410,000 and are being amortized to interest expense over the life of the note. In addition, the loans have an annual renewal fee for the SBA guarantee of 0.13% to 0.25% of the guaranteed portion. The loans have prepayment penalties of 10% through 2012 declining by 1% each year until year 10 and 5% declining 2% each year capped at 1% for the remainder of the loan. The loans have certain financial covenants of which the Company was in compliance at December 31, 2011.

Bonds

        The Company's consolidated variable interest entity, Riverchase Village ADK, LLC ("Riverchase"), has revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama which the Company has guaranteed the obligation under the bonds.

        The Series 2010A portion of $5,845,000 matures on June 1, 2039. The Series 2010B portion of $520,000 matures serially beginning on June 1, 2012 through June 1, 2017, with annual redemption amounts ranging from $75,000 to $100,000. The Series 2010A and 2010B bonds may be redeemed early beginning on June 1, 2012 through May 31, 2015 at a redemption price ranging from 101% to 103% of the principal amount plus accrued interest. Any early redemption after May 31, 2015 is at a redemption price of 100% of the principal amount plus accrued interest. The bonds require monthly payments of fixed interest of $38,000 at a weighted average effective interest rate of 7.9%.

        The bonds contain an original issue discount that is being amortized over the term of the notes. At December 31, 2011 and 2010, the unamortized discount on the bonds was $189,000 and $199,000, respectively.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. NOTES PAYABLE AND OTHER DEBT (Continued)

        The bonds are subject to certain covenants and a mandatory sinking fund redemption requirement. The following is a summary of the mandatory redemption and sinking fund requirements for each of the next five years and thereafter:

Amounts in 000's
2012	$75
2013	75
2014	85
2015	90
2016	95
Thereafter	5,945

$6,365

Other Mortgage Indebtedness

        For six facilities, during 2011 the Company obtained various term loans that totaled approximately $20,829,000 at December 31, 2011. The combined mortgage notes require monthly principal and interest payments of approximately $267,000 with interest rates of 6.00% to 6.25%. The notes mature at various dates starting in 2013 through 2036. Deferred financing costs incurred on these loans amounted to approximately $670,000 and are being amortized to interest expense over the life of the notes.

        A $2,800,000 operating note was issued in 2011 for the 5 variable interest entity facilities in Oklahoma. At December 31, 2011, the outstanding balance was $2,800,000. The note requires quarterly interest payments of $70,000 beginning in 2012 with a 10% fixed interest rate. The note matures in July 2013 with the entire principal balance due on that date. Deferred financing costs incurred on this loan amount to approximately $391,000 and are being amortized to interest expense over the life of the notes.

        The remaining mortgage note balance is related to the financing on the Company's corporate headquarters in Springfield, Ohio with a balance of approximately $194,000 at December 31, 2011 and $231,000 at December 31, 2010. The mortgage requires fixed monthly payments of approximately $3,000 plus interest at LIBOR plus 3.00% maturing in 2017.

Other Debt

Mountain Trace Promissory Notes

        On June 10, 2011, Mountain Trace ADK, LLC, a wholly owned subsidiary of AdCare, issued promissory notes in the aggregate principal amount of $1,000,000. The notes mature April 1, 2013, and bear interest at 11% payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011. The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of October 1, 2011, April 1, 2012 and October 1, 2012. The notes may also be prepaid without penalty by providing fifteen days prior notice. The Company received proceeds of $895,000 net of legal and other financing costs. At December 31, 2011, $750,000 remained outstanding.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. NOTES PAYABLE AND OTHER DEBT (Continued)

Pinnacle Healthcare Promissory Notes

        On August 31, 2011, Pinnacle Healthcare, LLC, issued promissory notes in the aggregate principal amount of $2,400,000. The notes mature March 1, 2014, and bear interest at 7% payable quarterly in arrears the first day of each December, March, June and September beginning December 1, 2011. The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of December 1, 2011, March 1, 2012, June 1, 2012, September 1, 2012 and December 1, 2012. The notes may also be prepaid without penalty at any time. At December 31, 2011, $2,150,000 remained outstanding.

Other Seller Notes

        The Company has a number of other miscellaneous subordinated debt agreements that mature at various dates through May 2012. Interest accrues on the principal balance outstanding on these notes at rates ranging between 5.14% and 7%. The majority of the balance relates to seller notes associated with the Company's current year acquisitions. At December 31, 2011 and 2010, the outstanding principal balance was approximately $1,296,000 and $971,000, respectively.

Convertible Debt

Convertible Debt Issued in October 2010

        On October 26, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers an aggregate of $11,050,000 in principal amount of the Company's Subordinated Convertible Notes, bearing 10% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.

        On October 29, 2010, the Company entered into an amendment and joinder agreement to effectuate the sale of an additional $750,000 in principal amount of Notes. The initial sale of $11,050,000 in principal amount of Notes occurred on October 26, 2010, and the subsequent sale of $750,000 in principal amount of Notes occurred on October 29, 2010. The notes mature in October 2013.

        The Notes are convertible into shares of common stock of the Company at a current conversion price of $3.92 (due to the stock dividend) that is subject to future reductions if the Company issues equity instruments at a lower price. Since there is no minimum conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed that was required to be bifurcated from the Notes and accounted for separately as a derivative liability recorded at fair value (see Note 15). At the time of initial measurement, the derivative had an estimated fair value of $2,562,606 resulting in a discount on the Notes. The discount is being amortized over the term of the Notes. At December 31, 2011 and 2010, the unamortized discount on the Notes was $1,544,935 and $2,420,239, respectively.

        There was a conversion of a $150,000 note that was part of the October 26, 2010 offering. It was recorded in two $75,000 allotments. The first one converted in July 2011 at a price of $4.13 per share and resulted in the issuance of 18,160 shares. The second converted in November 2011 at a price of $3.92 and resulted in the issuance of 19,132 shares.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. NOTES PAYABLE AND OTHER DEBT (Continued)

Convertible Debt Issued in April, May 2011

        On March 31, 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers an aggregate of $2,115,000 in principal amount of the Company's Subordinated Convertible Notes. On April 29, 2011, the Company issued an additional $1,783,700 in principal amount of the convertible debt issuance. On May 6, 2011, the Company issued an additional $610,000 in principal amount of the Notes. The total outstanding principal amount of the Notes is $4,508,700. Approximately $1,427,000 of the proceeds obtained were used to repay the short-term promissory note that was issued March 31, 2011 and related accrued interest.

        The Notes bear a 10% interest per annum and are payable quarterly in cash in arrears beginning June 30, 2011. The Notes mature on March 31, 2014. Debt issuance costs of $559,100 are being amortized over the life of the Notes.

        The Notes are convertible into shares of common stock of the Company at a conversion price of $5.04. The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar events. The Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.

Scheduled Maturities

        The following is a summary of the scheduled maturities as of December 31, 2011 for each of the next five years and thereafter:

Amounts in 000's
2012	$11,909
2013	23,404
2014	2,085
2015	2,025
2016	12,635
Thereafter	66,678

118,736
Less: unamortized discounts	(1,734)

$117,002

NOTE 9. STOCKHOLDERS' EQUITY

Shares Authorized and Reserved

        In June 2010, our shareholders voted to amend our articles of incorporation to increase the number of authorized shares of common stock from 14,500,000 shares to 29,000,000 shares and to increase the number of authorized shares of preferred stock from 500,000 shares to 1,000,000 shares. The amendments were effective in the second quarter of 2010.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCKHOLDERS' EQUITY (Continued)

        At December 31, 2011, the Company had reserved approximately 8.0 million shares of its authorized but unissued common stock for possible future issuance in connection with the following approximate number of shares:

Exercise and future grants of stock options under plans	1,350,000
Exercise of outstanding stock warrants—employee	1,700,000
Exercise of outstanding stock warrants—non-employee	1,150,000
Convertible debt shares issuable	3,800,000

Total authorized shares reserved	8,000,000

Stock Dividends

        On August 31, 2011, the Company's Board of Directors declared a 5% stock dividend issued on October 14, 2011 to stockholders of record at the close of business on September 30, 2011. As a result of the stock dividend, the number of outstanding shares of common stock increased by 579,516 shares in 2011.

        On August 11, 2010, the Company's Board of Directors declared a 5% stock dividend to be issued on October 15, 2010 based on the shareholders of record at the close of business on September 30, 2010. As a result of the stock dividend, the number of outstanding shares of common stock increased by 379,193 shares in 2010.

        As the Company was in a deficit position for both 2011 and 2010, there was no recorded impact to the reported amounts of stockholders' equity in the accompanying consolidated balance sheet. All references to the number of common shares and per-share amounts included in these consolidated financial statements are restated based on the increased number of shares giving retroactive effect to the stock dividend to prior year amounts.

2011 Warrant Call

        In August 2011, the Company called for redemption the outstanding warrants to purchase shares of common stock sold in the Company's initial public offering and private placement offering. Each warrant exercised in response to the call was exercised for 1.05 shares of common stock at a price of $2.38 per share as adjusted for the 2010 stock dividend. Any warrants not exercised expired on the last day of the exercise period and were redeemed at $.10 per underlying share of common stock. In connection with the warrant call, the Company issued 2,897,149 shares of common stock. The Company received aggregate net proceeds of $6.3 million upon such exercises including issuance costs of approximately $0.6 million. The remaining unexercised warrants expired requiring the Company to pay the aggregate call amount of approximately $3,000.

2010 Public Stock Offering

        In June 2010, the Company closed a public stock offering of 1,714,286 shares of common stock at a gross price of $3.50 per share. The Company received net proceeds of approximately $5.4 million after deducting underwriting discounts, and other offering-related expenses of approximately $0.6 million. In August 2010, the underwriter exercised their overallotment option to purchase an additional

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCKHOLDERS' EQUITY (Continued)

225,400 shares of common stock at a discounted price of $3.255 per share, resulting in net proceeds to the Company of approximately $0.7 million.

NOTE 10. STOCK BASED COMPENSATION

        The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2011 and 2010:

Amounts in 000's	December 31, 2011	December 31, 2010
Employee compensation:
Stock options	$212	$35
Employee warrants	594	328
Restricted stock	—	456

Total Employee Compensation Expense	$806	$819

Non-employee compensation:
Warrants	$434	$236
Less: Deferred financing and prepaid services	(330)	(236)
Amortization of prepaid services	108	22

Total Nonemployee Compensation Expense	$212	$22

        The Company uses the Black-Scholes Merton option-pricing model for estimating the fair values of employee share options, employee and nonemployee warrants and similar instruments with the following key assumptions:

        Expected Dividend Yield:    The Company has not historically paid cash dividends and does not expect to pay cash dividends in the near future. As such, there is no expected dividend yield.

        Expected Volatility:    The Company estimates the expected volatility factor using the Company's historical stock price volatility. For the calculations in the first quarter of 2011, the volatility also included the weighted-average historical volatility of similar companies within the industry whose stock prices are publicly available.

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

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. STOCK BASED COMPENSATION (Continued)

        The weighted average significant assumptions used to estimate the fair value of both employee stock options and stock warrants granted is as follows:

	2011	2010
Dividend Yield	0.0%	0.0%
Expected Volatility	65.6%	60.0%
Risk-Free Interest Rate	1.23%	2.21%
Expected Term	4.7 years	3.5 years

Employee Stock Options

        The Company has three active employee stock option plans.

  •
  The 2004 plan expires March 31, 2014 and provides for a maximum of 132,300 shares of common stock to be issued.

  •
  The 2005 plan expires September 30, 2015 and provides for a maximum of 551,250 shares of common stock to be issued.

  •
  The 2011 plan expires March 28, 2021 and provides for a maximum of 1,050,000 shares of common stock to be issued.

        All three plans permit the granting of incentive or nonqualified stock options. The 2011 plan also permits the granting of restricted stock. The Plans are administered by the Board of Directors which has the authority to determine the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards.

        The following summarizes the Company's stock option activity for the period ending December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	212,404	$1.79
Stock Dividend	16,298	$3.79
Granted	487,000	$4.77
Exercised	(37,338)	$1.74
Forfeited	(98,807)	$4.53
Expired	(4,280)	$2.26

Outstanding at December 31, 2011	575,277	$3.90	8.3 years	$370,606

Exercisable at December 31, 2011	213,178	$2.66	5.7 years	$370,606

        The weighted average grant date fair value of options granted during 2011 and 2010 was $2.21 and $4.13, respectively. At December 31, 2011, the Company has approximately $474,000 of unrecognized compensation expense related to outstanding stock options. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. STOCK BASED COMPENSATION (Continued)

2.5 years. The total intrinsic value of options exercised during 2011 and 2010 was approximately $137,000 and $29,000, respectively.

Employee Common Stock Warrants

        In addition to the Company's stock option plans, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board of Directors. The Board of Directors administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.

        The following summarizes the Company's employee common stock warrant activity for the period ending December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,289,412	$2.64
Stock Dividend	71,162	$2.93
Granted	450,000	$4.18
Exercised	(70,433)	$2.08
Forfeited	(20,121)	$2.38

Outstanding at December 31, 2011	1,720,020	$3.10	6.6 years	$1,676,791

Exercisable at December 31, 2011	1,345,020	$2.78	5.8 years	$1,666,991

        The weighted average grant date fair value of options granted during 2011 was $2.29. No employee warrants were granted in 2010. The Company has approximately $483,000 of unrecognized compensation expense related to these warrants as of December 31, 2011. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings between 2012 and 2014. The total intrinsic value of employee warrants exercised during 2011 and 2010 was approximately $391,000 and $61,000, respectively.

Restricted Stock

        There was no restricted stock activity in 2011. The total fair value of restricted shares that vested during 2010 was approximately $686,000.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. STOCK BASED COMPENSATION (Continued)

Nonemployee Common Stock Warrants

        The following summarizes the Company's non-employee common stock warrant activity for the period ending December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	953,074	$3.13
Stock Dividend	86,236	$3.84
Granted	300,000	$4.91
Exercised	(179,452)	$1.78
Expired	(6,284)	$3.11

Outstanding at December 31, 2011	1,153,574	$3.85	2.0 years	$437,432

Exercisable at December 31, 2011	1,153,574	$3.85	2.0 years	$437,432

        During 2011 and 2010, the Company granted various awards to nonemployees with a weighted-average per share fair value estimated at $1.45 and $0.91, respectively. The warrants have terms between 3 and5 years and vested immediately at grant.

        The weighted average significant assumptions used to estimate the fair value of nonemployee common stock warrants granted using the Black Scholes Merton option-pricing model is as follows:

	2011	2010
Dividend Yield	0.0%	0.0%
Expected Volatility	62.0%	60.0%
Risk-Free Interest Rate	0.86%	0.49%
Expected Term	1.7 years	1.7 years

NOTE 11. OFFERING WARRANTS

        A summary of the status of the Company's warrants issued in connection with the initial public offering and subsequent offering as of December 31, 2011 and December 31, 2010 is presented below:

	December 31,
	2011	2010
Beginning balance	2,927,925	2,788,500
Stock Dividend	—	139,425
Exercised	(2,897,149)	—
Redeemed	(30,776)	—

Ending balance	—	2,927,925

        In August 2011, the Company called for redemption of all outstanding offering warrants (see Note 9).

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. INCOME TAXES

        The provision for income taxes attributable to continuing operations for the years ended December 31, 2011 and December 31, 2010 is presented below.

	December 31,
	2011	2010
Current Tax Expense:
Federal	$—	$—
State	193,487	—

	$193,487	$—
Deferred Tax Expense	$69,708	$20,533

Total income tax expense	$263,195	$20,533

        The income tax expense (benefit) applicable to continuing and discontinued operations is presented below.

	December 31,
	2011	2010
Income tax expense on continuing operations	$263,195	$20,533
Income tax (benefit) expense on discontinued operations	(238,849)	22,034

Total income tax expense	$24,346	$42,567

        At December 31, 2011 and 2010, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Net current deferred tax asset:
Allowance for doubtful accounts	$493,843	$144,757
Accrued expenses	429,513	373,500

	923,356	518,257

Net long-term deferred tax asset (liability):
Net operating loss carry forwards	3,896,081	3,653,013
Noncontrolling interests	38,068	(53,419)
Property, equipment & intangibles	(1,433,665)	(334,511)
Stock based compensation	832,194	398,489
Lease and other financing related items	1,400,018	—
Compensation related items	557,258	—
Other	(235,919)	191,337

	5,054,035	3,854,909

Total deferred tax assets	5,977,391	4,373,166
Valuation allowance	(6,063,391)	(4,414,232)

Net deferred tax liability	$(86,000)	$(41,066)

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. INCOME TAXES (Continued)

        The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31,
	2011	2010
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes	(3.5)%	—
Nondeductible expenses	(1.0)%	7.4%
Change in valuation allowance	(34.4)%	(42.3)%

Effective tax rate	(4.9)%	(0.9)%

        As of December 31, 2011 AdCare had consolidated federal net operating loss ("NOL") carry forwards of approximately $11.5 million. These NOLs begin to expire in 2012 through 2031 and currently are offset by a full valuation allowance.

        Given the Company's historical net operating losses, a full valuation allowance has been established on the Company's net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the NOL carry forward ("naked credit"). This resulted in recognized deferred Federal tax expense of $69,708 and $20,533 for each of the years ending December 31, 2011 and 2010, and a deferred tax liability of $86,000 and $41,066 as of December 31, 2011 and 2010, respectively.

        Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code), the utilization of net operating loss carry forwards may be limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred in November 2006 in connection with the Company's initial public offering and subsequent stock issuances, the Company may have substantially limited the availability of its net operating loss carry forwards.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

        Laws and regulations governing Federal Medicare and State Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

        A significant portion of the Company's revenue is derived from Medicaid and Medicare, for which reimbursement rates are subject to regulatory changes and government funding restrictions. Any

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

significant future change to reimbursement rates could have a material effect on the Company's operations.

Operating Leases

        The Company leases certain office space and 12 skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of 10 to12 years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. Eight of the facilities were initiated in the third quarter of 2010, and two additional in the fourth quarter of 2010. One lease agreement was initiated in the fourth quarter of 2011. For the years ending December 31, 2011 and 2010, facility rent expense totaled approximately $7,795,000 and $2,858,000, respectively.

        Eight of the Company's facilities are operated under a single master lease arrangement. The lease has a term of 10 years into 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company's master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of December 31, 2011.

        Two of the Company's facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to approximately $115,000 per year for both facilities. At December 31, 2011, the Company was in violation of a financial covenant. As a result, management will be working with the lessor to remediate the issue. The potential impact of this matter is unknown at this time.

        Future minimum lease payments for each of the years ending December 31 are as follows:

(Amounts in 000's)
2012	$7,591
2013	7,751
2014	7,306
2015	6,927
2016	7,083
Thereafter	30,445

$67,103

        The Company has also entered into lease agreements for various equipment used in the facilities. These leases are normally for a period of one year or less and do not have material future minimum lease payments.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters

        The skilled nursing business involves a significant risk of liability due to the age and health of the Company's patients and residents and the services the Company provides. The Company and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, which may allege that services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

        In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of December 31, 2011, the Company does not have any material loss contingencies recorded based upon the evaluation of the probability of loss from known claims.

        The Company is currently a defendant in two related lawsuits asserting claims of breach of contract. One lawsuit was asserted prior to December 31, 2011 and the other was asserted subsequent to December 31, 2011. Both of these lawsuits are either just entering discovery phase or were just recently asserted. As such, the ultimate outcome is not probable. Management intends to vigorously defend these allegations and believes the potential payment under these claims is not probable. As such, no additional loss contingency amounts have been recorded as of December 31, 2011.

        In connection with the related lawsuits, the Company originally filed a lawsuit against a third-party for breach of contract. In 2010, the Company obtained control of certain leased facilities that were previously operated by the third-party. After taking over as operator, the Company incurred certain losses related to events at certain facilities before the Company obtained control. As a result of certain indemnification clauses in the contracts with the third-party, the Company is seeking recovery of these losses and has a receivable recorded for approximately $700,000 at December 31, 2011. At December 31, 2011, the Company also has outstanding obligations to the third-party that total approximately $1,600,000. As a result of the lawsuit, the Company ceased making payments on these obligations until the matter was resolved. The third-party has issued a counterclaim against the Company for $2,000,000 plus legal expenses for breach of contract related to the recorded obligations. Subsequent to December 31, 2011, one of the parties asserted a separate but related claim against the Company for a breach of a consulting agreement seeking approximately $170,000 plus legal fees.

Special Termination Benefits

        The Company incurred certain salary retirement and continuation costs of approximately $1,500,000 related to separation agreements with certain of the Company's former officers. The benefits include wage continuation and fringe benefits which are to be paid out to these former employees over various future periods ranging from a 6-month period to a 24-month period. The remaining unpaid balance accrued as of December 31, 2011 is approximately $1,224,000.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

Commitment to Future Lease Payments

        A leased SNF has signed a security agreement associated with the lessor, Covington Realty, LLC, in conjunction with the lessor's refinancing of the project through HUD. The commitment gives the lender the right to pursue the facility for unpaid lease payments to the lessor.

Purchase Commitment

        In 2011, the Company began leasing an administrative office building from a partnership the members of which include a non-officer employee of the Company and a family member of an Officer of the Company. In September 2011, the Company executed a purchase agreement to purchase the building for an amount equal to the outstanding mortgage balance plus unpaid real estate taxes which currently approximates $1,200,000. Closing was subject to approval of the Company's Board of Directors which occurred in March 2012. The Company anticipates closing on this purchase in the second quarter of 2012.

NOTE 14. THIRD-PARTY REIMBURSEMENT

Medicare

        Payments for Medicare resident services are made under a prospective payment system. There is no retroactive adjustment to allowable cost. The Company is paid one of several prospectively set rates that vary depending on the resident's service needs. Payment rates are established on a federal basis by the Centers for Medicare and Medicaid Services (CMS). The final settlement process is primarily a reconciliation of services provided and rates paid. As a result, no material settlement estimates are expected.

Medicaid

        Payments for Medicaid resident services are calculated and made under a prospective reimbursement system. Payment rates are based on actual cost, limited by certain ceilings, adjusted by a resident service needs factor and updated for inflation. The direct care portion of the rate can be adjusted prospectively for changes in residents' service needs. While interim rates are subject to reconsideration and appeal, once this process is completed, they are not subject to subsequent retroactive adjustment. However, the states in which the Company operates have the opportunity to audit the cost report used to establish the prospective rate. If the state departments discover non-allowable or misclassified costs that resulted in overpayments to the Company, the funds will be recovered by the state departments through the final rate recalculation process. For the years ended December 31, 2011 and 2010, Management estimated that no amounts are due to the Medicaid program resulting from non-allowable or misclassified costs for any open Medicaid reimbursement years.

Laws and Regulations

        Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is materially in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigation involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. THIRD-PARTY REIMBURSEMENT (Continued)

and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

NOTE 15. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

        The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2011 and 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Amounts in (000's)	Level 1:	Level 2:	Level 3:	Total
Derivative Liability—2011	$—	$—	$1,889	$1,889
Derivative Liability—2010	—	—	2,906	2,906

        Following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended December 31, 2011:

Amounts in (000s)	Derivative Liability
Beginning Balance	$2,906
Debt extinguishment	(59)
Derivative gain	(958)

Ending Balance	$1,889

        The derivative liability is the result of the Company issuing the 2010 convertible notes (see Note 8). The Company estimates the fair value of the derivative liability using the Black-Scholes Merton option-pricing model with changes in fair value being reported in the consolidated statement of operations. This model requires certain key inputs that are significant unobservable inputs (Level 3).

Nonrecurring Fair Value Measurements

        During 2011, the Company recorded a goodwill impairment charge of approximately $1.8 million which is reflected in loss from discontinued operations. The impairment charge was a result of the required goodwill impairment test that requires the goodwill to be written down to the estimate of the implied fair value. The goodwill was measured using primarily an income approach with significant unobservable inputs (Level 3).

NOTE 16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

        The Company's operations are concentrated in the long-term care market, which is a heavily regulated environment. The operations of the Company are subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to, CMS, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (Continued)

an act of Congress, the passage of laws by the General Assembly or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

        Given the significant concentration of revenue from third-party payors including Medicare and Medicaid, along with recent healthcare reform and budgetary constraints of governmental agencies, there is potential for reimbursement rate reductions in the near term that could materially and adversely impact the Company's revenue and profitability.

        The Company has 100% of its 2,993 skilled nursing facility beds that it owns or leases certified under the Medicaid and Medicare programs. A summary of occupancy utilization and net revenues for these nursing facility beds is as follows:

For the Years Ended	Percent of Total Occupancy	Percent of Long-Term Care Receivables	Percent of Patient Care Revenue
Medicaid
December 31, 2011	76%	34%	53%
December 31, 2010	77%	36%	47%
Medicare
December 31, 2011	14%	29%	29%
December 31, 2010	11%	38%	19%
Other Payers
December 31, 2011	10%	37%	18%
December 31, 2010	12%	26%	34%

NOTE 17. DEFERRED COMPENSATION PLAN

        The Company maintains a non-qualified deferred compensation plan available to a select group of management or highly compensated employees. Contributions to the plan are made by the participants. The Company does not provide any matching contributions. The benefits of the plan are payable upon the employee's separation of employment with the Company.

        As of December 31, 2011 and 2010, the Company had a gross asset of approximately $284,000 and $261,000, respectively, to reflect the amount of investments held in the plan and a corresponding liability acknowledging the Company's obligation to employees participating in the plan (included in other assets and other liabilities in the accompanying consolidated balance sheet). At December 31, 2011, the Company had one outstanding loan for $155,000 from the plan including accrued interest of $7,000 at an 8% annual interest rate. This loan was subsequently repaid in 2012. During 2010, two executive officers loaned the Company $191,000 with 8% annual interest. The loan along with interest of approximately $28,000 was repaid during 2011. The underlying assets are recorded at fair value and primarily represent short term fixed income assets invested at the participants' direction. Contributions to and payments from the plan in 2011 and 2010 were not material.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. ACQUISITIONS

Summary of 2011 Acquisitions

        During the year ended December 31, 2011, the Company has acquired a total of fifteen skilled nursing facilities and one assisted living facility described further below and a number of pending acquisitions are in process. For the year ended December 31, 2011, the Company has incurred a total of approximately $2,267,000 of acquisition costs net of approximately $1,104,000, net of bargain purchase gains for a net amount of $1,163,000 in the "Other Income" section of the Consolidated Statements of Operations. Acquisition costs include non-cash charges of $206,000 from the issuance of 36,337 shares of common stock with a per share market value of $5.68. As discussed in Note 1, Acquisition Policy, in acquisitions of facilities in states where the acquired CON/bed licenses are not transferable from the facility acquired the fair value of the CON/bed licenses are classified together as building.

        All of our 2011 acquisitions were in conjunction with our growth strategy for acquiring nursing facilities and optimizing performance. The Company issued various notes to complete these transactions (see Note 8).

Mountain Trace

        On December 30, 2010, Mountain Trace Nursing ADK, LLC, a wholly owned subsidiary of AdCare, completed the acquisition of Mountain Trace, a skilled nursing facility located in Sylva, North Carolina, for a purchase price of $6,171,000 after final closing adjustments. The Company obtained control of the facility effective January 1, 2011. In connection with the acquisition, the Company recognized a total gain of approximately $1,104,000, as the transaction resulted in a bargain purchase because the seller was motivated to sell the facility in order to retire and restructure the composition of their facilities in certain of the states in which they operate.

Consideration Transferred:
Net proceeds from Loans	$4,945,428
Cash from earnest money deposits	250,000
Cash	975,086

Total consideration transferred	$6,170,514

Assets Acquired:
Land	320,000
Building	6,806,200
Equipment and Furnishings	148,800

Total identifiable net assets	7,275,000
Less: gain on bargain purchase	(1,104,486)

Total consideration	$6,170,514

Autumn Breeze Healthcare Center, Southland Care Center and College Park Healthcare Center

        On April 29, 2011, Erin Property acquired the Southland Care Center, a skilled nursing facility located in Dublin, Georgia. In addition, on April 29, 2011, Mt. Kenn Property acquired the Autumn Breeze Healthcare Center, a skilled nursing facility located in Marietta, Georgia. On May 31, 2011,

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. ACQUISITIONS (Continued)

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

Consideration Transferred:
Net proceeds from Loans	$12,438,990
Cash from earnest money deposits	900,000
Cash	4,603,527

Total consideration transferred	$17,942,517

Assets Acquired:
Land	675,000
Building	17,041,017
Equipment and Furnishings	226,500

Total identifiable net assets	$17,942,517

The Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center, and Grand Lake Villa ("Oklahoma VIE's")

        On August 1, 2011, five skilled nursing facilities located in Oklahoma, were purchased for an aggregate purchase price of $11,219,000, after closing adjustments by companies controlled by Christopher Brogdon, the Company's Vice Chairman and Chief Acquisition Officer, and others. These facilities are known as the Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center and Grand Lake Villa.

        Even though the Company does not have any equity interest in these facilities, the Company determined that it is a variable interest entity as the ownership entity does not have sufficient equity at risk. Given the related party relationship with Christopher Brogdon, the common shareholder and other variable interests, the Company determined that it is the primary beneficiary and consolidation of

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. ACQUISITIONS (Continued)

the facilities is required. The Company initially consolidated the Oklahoma VIE's on August 1, 2011, the date of acquisition and initial operations (See Note 19).

Consideration Transferred:
Net proceeds from Loans	$9,459,017
Cash from earnest money deposits	200,000
Cash at closing	1,559,538

Total consideration transferred	$11,218,555

Assets Acquired:
Land	660,740
Building	9,745,010
Equipment and Furnishings	844,250

Total assets acquired	11,250,000
Liabilities Assumed:
Real estate taxes	(31,445)

Total identifiable net assets	$11,218,555

Homestead Manor, River Valley Center, Benton Manor, Heritage Park Center and Rose Nursing

        On September 1, 2011, the Company acquired and obtained effective control of 4 skilled nursing facilities and a corporate office building located in Arkansas. In addition, effective November 1, 2011, the Company acquired the rights to a leased skilled nursing facility located in Missouri. The total purchase price for all five facilities was $19,939,000 after final closing adjustments.

Consideration Transferred:
Net proceeds from Loans	$14,582,106
Seller note	2,400,000
Cash from earnest money deposits	350,000
Cash	2,607,255

Total consideration transferred	$19,939,361

Assets Acquired:
Land	1,095,000
Building	17,632,000
Equipment and Furnishings	773,000
Intangible Assets—lease rights	500,000

Total assets acquired	20,000,000
Liabilities Assumed:
Real estate taxes	(60,639)

Total identifiable net assets	$19,939,361

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. ACQUISITIONS (Continued)

Stone County Nursing and Rehabilitation and Stone County Residential Care Facility

        On November 30, 2011, the Company acquired and obtained effective control of 1 skilled nursing facility and 1 assisted living facility both located in Mountain View, Arkansas. The total purchase price was $4,250,000.

Consideration Transferred:
Net proceeds from Loans	$2,908,730
Seller note	750,000
Cash from earnest money deposits	300,000
Cash	291,270

Total consideration transferred	$4,250,000

Assets Acquired:
Land	194,000
Building	3,789,000
Equipment and Furnishings	267,000

Total assets acquired	$4,250,000

Eaglewood Care Center and Eaglewood Village

        On December 30, 2011, the Company acquired and obtained effective control of 1 skilled nursing facility and 1 assisted living facility both located in Springfield, Ohio. The total purchase price was $12,412,000. The company obtained control of the facilities effective January 1, 2012.

Potential Acquisitions

North Carolina, South Carolina, Tennessee and Virginia

        On June 27, 2011, the Company entered into a purchase agreement for the asset purchase of two skilled nursing facilities located in North Carolina and South Carolina, the acquisition of lease agreements for nine skilled nursing facilities that are located in North Carolina, South Carolina, Tennessee and Virginia, and the acquisition of management agreements to manage four skilled nursing facilities located in Tennessee. At December 31, 2011, the Company had paid $500,000 as an earnest money deposit. The earnest money deposit is refundable subject to certain terms and conditions. In March 2012, the Company terminated the purchase agreement and, as a result, the earnest money deposit was refunded.

Oklahoma

        On October 14, 2011, the Company entered into an agreement to purchase six skilled nursing facilities located in Oklahoma. The total purchase price is $16,000,000.

        At December 31, 2011, the Company had deposited $100,000 into escrow to be held as an earnest money deposit. If the Company terminates the purchase agreement due to the seller's failure to satisfy certain conditions, then the deposit will be returned to the Company. If the Company does not consummate the purchase, then seller will retain the deposit.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. ACQUISITIONS (Continued)

        The closing of the purchase is expected to occur no later than four months after the date the Company files its application for a certificate of need with the Oklahoma State Department of Health. The closing of the purchase is subject to customary closing conditions, indemnification provisions and termination provisions.

Arkansas

        On December 29, 2011, the Company entered into an agreement to purchase three skilled nursing facilities located in Little Rock, Arkansas. The total purchase price is $27,280,000.

        Subsequent to December 31, 2011, the Company was required to deposit $1,100,000 into escrow to be held as earnest money. If the agreement is terminated due to the sellers' failure to satisfy certain conditions set forth therein, then the deposit shall be returned to the Company. If the Company does not consummate the purchase, the sellers will retain the deposit.

        The Company extended the closing to March 31, 2012, with the payment of an additional $500,000 in earnest money.

        Two additional purchase agreements for potential acquisitions were entered into subsequent to December 31, 2011 (See Note 22).

Unaudited Proforma Financial Information

        Acquisitions have been included in the consolidated financial statements since the dates the Company gained effective control. For 2011, combined revenue for all acquisitions since gaining effective control is approximately $24,900,000 and resulted in a net income from operations of approximately $6,700.

        The following table represents pro forma results of consolidated operations as if the 2010 and 2011 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

	December 31,
Amounts in 000's	2011	2010
Pro Forma Revenue	$185,423	$173,017
Pro Forma Operating Expenses	$178,427	$171,952
Pro Forma Income from Operations	$6,996	$1,065

        The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

NOTE 19. VARIABLE INTEREST ENTITIES

Riverchase Village ADK, LLC

        Riverchase Village ADK, LLC (Riverchase), a newly formed entity, was established during 2010 by the Company. After formation, 100% of the membership interests of Riverchase were assigned to Christopher Brogdon, a significant shareholder, director and officer of the Company. On June 25, 2010,

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. VARIABLE INTEREST ENTITIES (Continued)

Riverchase acquired a business and began operations. Even though the Company does not have any equity interest in Riverchase, it was determined that Riverchase is a variable interest entity as it does not have sufficient equity at risk. Given the related party relationship with the common shareholder and certain other variable interests with Riverchase, the Company determined that it is the primary beneficiary and consolidation of Riverchase is required. As such, the Company initially consolidated Riverchase on June 25, 2010, the date of acquisition and initial operations.

        The Company's primary variable interest is a guarantee agreement for Riverchase's revenue bonds that were used to finance the acquisition (see Note 8 for additional information about the bond issue). The Company's maximum exposure is the outstanding principal of the revenue bonds and any accrued interest. At December 31, 2011 and 2010, the maximum exposure to the Company under the guarantee agreement was $6,365,000. In addition to the guarantee agreement, the Company has entered into a management agreement to operate Riverchase. The Company also has an option agreement that allows the Company to exercise its right to purchase 100% of the membership interest rights by June, 2012 for $100,000.

        As the primary beneficiary of Riverchase, its assets, liabilities and results of operations are included in the Company's consolidated financial statements. As the Company does not have any equity interest, the other equity holder's 100% interest is reflected in "Net Loss (Income) Attributable to Noncontrolling Interests" in the consolidated statement of operations and "Noncontrolling interest in subsidiaries" in the consolidated balance sheet. The net loss for the year ending December 31, 2011 was $729,000 and the net income for the year ending December 31, 2010 was $546,000. The following summarizes the carrying amounts of Riverchase's assets and liabilities included in the consolidated balance sheet at December 31, 2011 and 2010:

  Riverchase Assets and Liabilities:

(Amounts in 000's)	December 31, 2011	December 31, 2010
Cash	$16	$6
Accounts Receivable	10	4
Prepaid expenses	19	6
Restricted investments	451	482
Property and equipment, net	5,999	6,093
Other assets	413	436

Total assets	$6,908	$7,027

Accounts payable	$740	$111
Bonds payable, current portion	75	0
Accrued expenses	175	205
Bonds payable	6,101	6,165
Noncontrolling interest	(183)	546

Total liabilities	$6,908	$7,027

        The restricted investments of Riverchase are limited for purposes specified by the bond issuance.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. VARIABLE INTEREST ENTITIES (Continued)

Oklahoma Operations

        Effective August 1, 2011, entities controlled by Chris Brogdon, a significant shareholder, director and officer of the Company, obtained control of five skilled nursing facilities in Oklahoma. The Company began providing certain administrative services to these facilities and intends on negotiating an option agreement that will provide the Company the exclusive rights to acquire the facilities in the future. The Company does not have any equity interest in the facilities and does not explicitly guarantee any of the debt. However, the Company is required to consolidate its financial statements because a related party, Chris Brogdon, has a variable interest. Mr. Brogdon is the managing member of each of the entities and also a significant shareholder, and executive officer of the Company. In this capacity, the potential ability exists to influence the Company to reimburse the owners of the facilities for any losses. As such, the Company initially consolidated the Oklahoma Operations on August 1, 2011, the date of the acquisition and initial operations.

        As the Company does not have any equity interest, the other equity holder's 100% interest is reflected in "Net (Loss) Income Attributable to Noncontrolling Interests" in the consolidated statement of operations and "Noncontrolling interest in subsidiaries" in the consolidated balance sheet. The net loss for the year ending December 31, 2011 was $659,000. The following summarizes the carrying amounts of the facilities' assets and liabilities included in the consolidated balance sheet at December 31, 2011:

        Oklahoma Operations Assets and Liabilities:

(Amounts in 000's)	December 31, 2011
Cash	$181
Accounts Receivable	800
Prepaid expenses	35
Property and equipment, net	11,111
Other assets	607

Total assets	$12,734

Accounts payable	$458
Notes payable, current	189
Accrued expenses	357
Notes payable, deferred	12,389
Noncontrolling interest	(659)

Total liabilities	$12,734

        This VIE entity maintains a segregated cash management system from the Company.

NOTE 20. BENEFIT PLANS

        The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees. All employees are eligible once they reach age 21 and complete 1 year of eligible service. The Company matches employee contributions at 50% up to 2% of the employee's salary. Total matching contributions during 2011 and 2010 were $45,017 and $60,675, respectively. Given the significant

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. BENEFIT PLANS (Continued)

acquisitions and resulting increase in the number of employees, as new employees become eligible and are added as participants in the 401(k) plan in the future, the Company expects the employer match obligation to increase.

NOTE 21. RELATED PARTY TRANSACTIONS

        The Company subleases office space from an entity controlled by Christopher Brogdon, an Officer and principal owner of the Company. The total cost in 2011 was $38,000.

        In 2011, the company also leases an administrative office building from a partnership the members of which include a non-officer employee of the Company and a family member of Christopher Brogdon. The Company's cost for use of the office building is based on the building owner's operating cost plus the amount of the monthly mortgage payment on the building and totaled $94,000 in 2011. In September 2011, the Company executed a purchase agreement to purchase the building for an amount equal to the outstanding mortgage balance plus unpaid real estate taxes which currently approximates $1,200,000. The Company anticipates closing on this purchase agreement in 2012.

        In 2011, in connection with certain acquisitions Christopher Brogdon received approximately $219,000. Of this amount $194,000 relates to the acquisition by a VIE controlled by Christopher Brogdon and such amount was paid by third parties with respect to such acquisition.

        Other than the items above, the Company does not believe there are any other material undisclosed related party transactions. There are no material amounts due to or due from related parties at both December 31, 2011 and 2010.

NOTE 22. SUBSEQUENT EVENTS

        The Company has evaluated all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission. The following is a summary of the material subsequent events.

Potential Acquisitions

Arkansas—Abington

        On January 3, 2012, the Company entered into a Purchase and Sale Agreement with SCLR, LLC to acquire certain land, buildings, improvements, furniture, fixtures, operating agreements and equipment comprising Abington Place Health and Rehab Center, a 120 bed skilled nursing facility located in Little Rock, Arkansas, for an aggregate purchase price of $3,600,000.

        Pursuant to the agreement, the Company deposited $150,000 into escrow to be held as earnest money. Upon consummation of the purchase, the deposit will be retained by the Abington Place Seller and applied against the purchase price.

        The closing of the Abington Place Purchase is expected to occur on April 1, 2012. The Company may extend the closing until April 30, 2012, subject to payment of an additional $100,000 in earnest money.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. SUBSEQUENT EVENTS (Continued)

Arkansas—Convacare

        On January 17, 2012, the Company entered into a Purchase and Sale Agreement with Gyman Properties, to acquire certain land, buildings, improvements, furniture, fixtures, vehicles, operating agreements and equipment comprising a 141 bed skilled nursing facility located in Lonoke, Arkansas, for an aggregate purchase price of $6,486,000. Pursuant to the agreement, the Company deposited $50,000 into escrow to be held as earnest money. Upon consummation of the purchase, the deposit will be retained by the Seller and applied against the purchase price.

        The Company extended the closing to March 31, 2012, with the payment of an additional $50,000 in earnest money.

Oklahoma—

        On March 12, 2012, the Company entered into a Purchase and Sale Agreement with Westlake Nursing Home Limited to acquire certain land, buildings, improvements, furniture, fixtures, vehicles, operating agreements and equipment comprising a 118 bed skilled nursing facility located in Oklahoma City, Oklahoma, for an aggregate purchase price of $5,800,000, Pursuant to the Agreement, the Company deposited $25,000 into escrow to be held as earnest money. Upon consummation of the purchase, the deposit will be retained by the Seller and applied against the purchase price.

        On March 14, 2012, the Company entered into a Purchase and Sale Agreement with F & F Ventures, LLC and Tulsa Christian Care, Inc., to acquire certain land, buildings, improvements, furniture, fixtures, operating agreements and equipment comprising a 121 bed skilled nursing facility located in Tulsa, Oklahoma for an aggregate purchase price of $5,750,000. The purchase price consists of a $5,000,000 cash payment and the issuance of shares of the Company's common stock with an aggregate value of $750,000. Pursuant to the agreement, the Company will deposit $150,000 into escrow to be held as earnest money. Upon consummation of the purchase, the deposit will be retained by the Seller and applied against the purchase price therefor.

Debt Refinance

        On January 31, 2012, a subsidiary of the Company refinanced its original mortgage. The original mortgage accrued interest at an annual rate of 8.5% and was insured by HUD.

        In connection with the refinancing, the Company issued a mortgage note in the amount of $3,721,500, dated January 31, 2012 but recorded and effective January 1, 2012, which accrues interest on the unpaid balance thereof at an annual rate of 3.74% and is also insured by HUD.

        The note is secured by a mortgage deed on and matures on May 1, 2041. The note is payable in equal monthly installments of principal and interest payable on the first day of each month, commencing on March 1, 2012 and continuing through and including the maturity date, May 1, 2041. The note has a prepayment penalty of 8% for any prepayment made prior to March 1, 2014, which penalty is reduced by 1% each year thereafter until the eighth anniversary of such date, after which there is no prepayment penalty.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. SUBSEQUENT EVENTS (Continued)

Material Contract

        In March 2012, the Company entered in to a 36-month contract with a technology provider to provide application hosting, data warehousing and dashboard services for a monthly charge of approximately $49,000.

Debt Modification

        On March 9, 2012, the terms of the Private Bank line of credit were modified to include additional borrowers and extend the maturity date to March 8, 2013.

Acquisition Cancellation

        In March 2012, the pending transaction to acquire 15 facilities in North Carolina, South Carolina, Tennessee and Virginia (see Note 18), was not extended and expired. The escrow deposit was refunded to the Company.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of

2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

        This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permits us to provide only management's report in this Annual Report.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

        The following table sets forth certain information with respect to our executive officers and directors. We have historically separated the function of Chairman of the Board and Chief Executive Officer as we believe that the Company is better served by these functions being performed by separate individuals.

Name	Age	Position	Expiration of Term
David A. Tenwick(1)	74	Director, Chairman of the Board	2012
Christopher Brogdon(1)	63	Director, Vice-Chairman, Chief Acquisitions Officer	2013
Boyd P. Gentry(1)	53	Director, President, CEO	2014
Gary L. Wade	75	Director	2012
Peter J. Hackett(1)	74	Director	2013
Jeffrey Levine	60	Director	2012
Joshua J. McClellan	40	Director	2014
Philip S. Radcliffe	74	Director	2014
Laurence E. Sturtz	69	Director	2013
Martin D. Brew	51	Chief Financial Officer, Treasurer
David Rubenstein	45	Chief Operations Officer

(1)
Members of the Executive Committee.

        Directors are elected at the annual meeting of shareholders and hold office for a term of three (3) years or until their successors have been duly elected and qualified. All officers serve at the discretion of the Board of Directors, subject to applicable employment agreements. The Board has a four-person Executive Committee. At the beginning of 2011, the Executive Committee was comprised of David A. Tenwick, Christopher Brogdon, Gary L. Wade, and Peter J. Hackett. In mid-2011, Mr. Gentry was added to the Executive Committee in replacement of Mr. Wade. The Executive Committee is elected by the whole Board of Directors and meets in between regularly-scheduled meetings of the Board of Directors in order to take needed actions.

        David A. Tenwick.    Mr. Tenwick, our founder, has served as our Chairman and as a director since our organization was founded in August 1991. Prior to founding our Company, Mr. Tenwick was an independent business consultant from 1982 to 1990. In this capacity, he has served as a director and an officer of several businesses, including Douglass Financial Corporation, a surety company, and AmeriCare Health & Retirement, Inc., a long-term care management company. From 1967 until 1982, Mr. Tenwick was a director and an officer of Nucorp Energy, Inc., a company which he co-founded. Nucorp Energy was a public company that invested in oil and gas properties and commercial and residential real estate. Prior to founding Nucorp Energy, Mr. Tenwick was an enforcement attorney for the SEC. Mr. Tenwick is a member of the Ohio State Bar Association and was a founding member of the Ohio Assisted Living Association, an association that promotes high quality assisted living throughout the State of Ohio. Mr. Tenwick earned his Bachelor of Business Administration and Juris Doctor (JD) degrees from the University of Cincinnati in 1960 and 1962, respectively. Mr. Tenwick's tenure with the Company and legal and business background provide experience the Board of Directors considers valuable.

        Christopher Brogdon.    Mr. Brogdon was appointed as a director by existing members of the Board of Directors in September 2009 and was elected by the shareholders in 2010. Mr. Brogdon currently serves as the Company's Vice-Chairman and Chief Acquisitions Officer. Mr. Brogdon has been primarily responsible for directing the Company's acquisition strategy. Mr. Brogdon brings to AdCare more than 20 years of experience in the nursing home, assisted living and retirement community. Since 1998, Mr. Brogdon has owned and operated Brogdon Family LLC which owns and operates nursing homes, assisted living facilities and restaurants. Mr. Brogdon previously served as Chairman of the Board of NYSE-listed Retirement Care Associates and Chairman of the Board of NASDQ-listed Contour Medical. Mr. Brogdon's extensive background with public companies and his experience in nursing home development, acquisitions and mergers as well as his experience in financing those activities provides experience the Board of Directors considers valuable.

        Boyd P. Gentry.    Mr. Gentry was appointed as a director by existing members of the Board of Directors in December 2009 and became Co-Chief Executive Officer of the Company on January 10, 2011 and President and Chief Executive Officer on June 30, 2011. Mr. Gentry was employed by Mariner Health Care, Inc., a former NYSE publicly held long-term health care provider, from 1995 to 2007, and promoted to Chief Financial Officer subsequent to its 2004 going private transaction sponsored by National Senior Care. He transitioned to an ongoing consulting role for Mariner in September 2007 when he was recruited to Millennium Pharmacy Systems, Inc. to serve as Chief Financial Officer. He remained with Millennium until 2009 and rejoined Mariner Health Care, Inc. as its President in April of 2010. From 1982 until 1995, Mr. Gentry was employed with Bank of America and its predecessors with various financial responsibilities as Senior Vice President. Mr. Gentry received his Bachelor of Arts (BA) in Economics from Knox College in Galesburg, Illinois and his Master of Business Administration (MBA) in Finance and Accounting from Southern Methodist University in Dallas, Texas. Mr. Gentry's expertise and background in the healthcare industry provides experience the Board of Directors considers valuable, especially as the Company expands its operations and adds to the number of nursing home beds that it owns or leases.

        Gary L. Wade.    Mr. Wade has served as our President and as a director since 1995 and became Chief Executive Officer in 1998. Mr. Wade became Co- Chief Executive Officer (with Boyd Gentry) on January 10, 2011 and retired as Chief Executive Officer and President on June 30, 2011. In 1988 Mr. Wade was a co-founder of AdCare Health Systems, Inc., whose assets we acquired in 1995. Prior to that, he served as the Chief Executive Officer and President of St. John's Mercy from 1980 to 1989 and was responsible for the development and operation of Oakwood Village Retirement Community in 1987, a 230-unit continuing care retirement community, and the operation of St. John's Center, a sub-acute long-term care facility. His extensive experience in health care also includes work with chemical abuse treatment programming and care for Alzheimer's patients. Mr. Wade earned his undergraduate degree at Ohio University and his MBA from Xavier University, where he specialized in hospital and health care administration. He is a past Chairman of the Ohio Assisted Living Association and served on the Government Relations and Health Care committees of the Association of Ohio Philanthropic Homes. Mr. Wade's tenure with the Company and healthcare business background provides experience the Board of Directors considers valuable.

        Peter J. Hackett.    Mr. Hackett was appointed as a director by existing members of the Board of Directors in May 2005 and he was elected by the shareholders in June 2007. Mr. Hackett is a certified public accountant who received his BA degree from the University of Notre Dame and his Master of Arts degree from The Ohio State University in 1959 and 1965, respectively. Mr. Hackett worked as an auditor and was a stockholder in the accounting firm of Clark, Schaefer, & Hackett & Co. from 1962 to 2003. Mr. Hackett served as the Chief Executive Officer of Clark, Schaefer, & Hackett & Co. from 1991 to 1999 and was Chairman from 1999 to 2003. Mr. Hackett currently acts as a consultant for Clark, Schaefer, & Hackett & Co. Mr. Hackett is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Hackett was member of the board of directors of Mercy Medical Center from 1972 to 1995. Mr. Hackett is also involved in numerous civic and charitable affiliations in the Springfield, Ohio area. Mr. Hackett's extensive financial and auditing background provides experience the Board of Directors considers valuable.

        Jeffrey L. Levine.    Mr. Levine was elected to the Board of Directors at the December 2005 annual shareholders' meeting. He also served as a director of the Company from its organization in 1991 until 2003. Mr. Levine received his Bachelor of Science (BS) in Business from Miami University in 1973 and his JD from Capital University Law School in 1976. He has worked as an industrial and commercial real estate broker from 1975 to present. He is the President of the Levine Real Estate Company and the Senior Vice President of Cassidy Turley. He is the past President of Larry Stein Realty. Mr. Levine has extensive experience in negotiating and appraising commercial and investment real estate. Mr. Levine has served as an officer and director on several private and public real estate companies and financial institutions. He is a member of the National Association of Realtors, the Ohio State Bar Association and the Florida State Bar Association. Mr. Levine's extensive real estate background provides experience the Board of Directors considers valuable.

        Joshua J. McClellan.    Mr. McClellan was appointed as a director by existing members of the Board of Directors in December 2009 and was elected by the shareholders in 2010. From 1996 to 2006, Mr. McClellan served as the Founder and President of McClellan Health Systems, Inc., located in northwest Ohio. Through acquisitions and development, he grew his company from a single, skilled nursing facility to a large regional healthcare provider for over 650 residents. In June 2006, Mr. McClellan sold McClellan Health Systems, Inc. for $53M. In 2011, he developed and opened a large rehab facility in Denman, Colorado , which facility has the capacity to provide rehabilitation and other medical services to approximately 100 residents. Mr. McClellan received his BS from Ohio State University and his MBA from the University of Findlay in Findlay, Ohio. Mr. McClellan is also a member of the Young Presidents Organization. Mr. McClellan's expertise and background in the healthcare industry (, particularly nursing homes) , provides experience the Board of Directors considers valuable.

        Philip S. Radcliffe.    Mr. Radcliffe has served as a director since our organization was founded in August 1991. Mr. Radcliffe spent his career in the industrial computer industry. Through the 1960s, Mr. Radcliffe was employed by IBM and then the Westinghouse Electric Company in their Computer and Instruments Division. Mr. Radcliffe next became an entrepreneur and participated in the startup of an industrial systems integration supplier. Mr. Radcliffe served as the Chief Financial Officer of this company and led the effort in the company becoming public and directed all SEC reporting requirements. In 1980 Mr. Radcliffe started his own virtual company in the Washington, DC area providing turnkey data acquisition and control systems to industry and the government. Since 1992 , Mr. Radcliffe has assisted several early stage high tech companies in developing their business plan, locating funds and providing oversight and mentoring. Since 1970, Mr. Radcliffe has served on the boards of directors of several private and public companies. Mr. Radcliffe has served as a mentor for the Dingman School of Entrepreneurship, affiliated with the University of Maryland School of Business. Mr. Radcliffe received his Bachelor's Degree from Baldwin Wallace College in 1959. Mr. Radcliffe's expertise and background in founding and advising start-up companies and helping them transition to public SEC reporting companies provides experience the Board of Directors considers valuable. In addition, his expertise in information technology is valuable as the Company continues to acquire long-term care facilities.

        Laurence E. Sturtz.    Mr. Sturtz was appointed as a director by existing members of the Board of Directors in June 2005 and was elected by the shareholders at the December 2005 annual meeting of shareholders. Mr. Sturtz is a retired attorney at law. He received his BA in Economics and his JD from The Ohio State University in 1964 and 1967, respectively. Mr. Sturtz was a prominent trial lawyer in Columbus, Ohio and also specialized in representing companies of all sizes until his retirement in 2002. Mr. Sturtz left the private practice of law for six years, from 1982 to 1988, during which time he served as Vice President and General Counsel, and then President and Chief Executive Officer, of Strata Corporation, a public company based in Columbus, Ohio. In 1988, Mr. Sturtz returned to the private practice of law and became the senior litigator with the firm of Carlile Patchen & Murphy LLP. Mr. Sturtz was admitted to practice before the United States Supreme Court and had five cases before the Court during the course of his career. Mr. Sturtz has served as a director of Advanced Biological Marketing, Inc. since [2007], and was Chairman of the Board of The Language Access Network from March, 2006 until December 2007. Mr. Sturtz currently works as a mediator and arbitrator in Florida and Ohio. Mr. Sturtz' extensive legal experience, management background and experience with public companies provides experience the Board of Directors considers valuable.

        Other than Messrs. Tenwick, Wade, Brogdon and Gentry who are also directors, the following persons serve as executive officers of the Company:

        Martin D. Brew.    Mr. Brew was appointed as Chief Financial Officer and Treasurer of the Company in June 2011. Mr. Brew brings to the Company extensive financial management experience in the senior housing, hospitality and real estate industries. Mr. Brew is a seasoned finance and healthcare industry executive who brings more than thirty years of experience and from 2007 to 2010 served as Vice President of Finance of, and provided consulting services to, Formation Capital, a private equity firm with expertise in the senior housing industry. While at Formation, Mr. Brew played key roles in the company's mergers and acquisitions, due diligence and financial modeling and analysis processes, which processes included the post-acquisition integration and oversight of Genesis Health Care, a $2 billion former public company that owns and operates more than 200 nursing facilities, and Tandem Health Care, an owner of more than 70 nursing facilities. Prior to 2007, Mr. Brew served as Treasurer and Chief Accounting Officer at Jameson Inns, a publicly traded owner and operator of hotels. Mr. Brew received his BS in Business from Indiana University and is a Certified Public Accountant.

        David Rubenstein.    Mr. Rubenstein has more than 23 years of experience in long-term care facility management and was appointed to serve as the Company's Executive Vice President and Chief

Operating Officer in December 2011. From March 2010 until December 18, 2011, Mr. Rubenstein served as Chief Executive Officer of LaVie Management Services, where he was responsible for the management of operations of the skilled nursing facility company. From January 2009 to March 2010, Mr. Rubenstein was the Chief Executive Officer of Coastal Administrative Services as well as the Executive Vice President of Strategy and Support for Genoa Healthcare, where he was responsible for oversight of information technology, accounting and reimbursement issues for the skilled nursing facility companies. From January 2006 to December 2008, Mr. Rubenstein served as the Chief Development Officer for Genoa Healthcare Consulting, where he oversaw the acquisition and divestiture of skilled nursing facilities. Mr. Rubenstein holds a BS in Accounting from the University of Rhode Island.

Committees of the Board of Directors

        We have an Audit Committee, a Compensation Committee and an Executive Committee.

        The Audit Committee was established in accordance with section 3(e)(58)(A) of the Exchange Act. The Audit Committee has the responsibility of reviewing our financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. The Audit Committee also approves the appointment of the independent auditors for the next fiscal year, approves the services to be provided by the independent auditors and the fees for such services, reviews and approves the auditor's audit plans, reviews and reports upon various matters affecting the independence of the independent auditors and reviews with the independent auditors the results of the audit and management's responses.

        The Audit Committee was established in 1995, and its charter was adopted in December, 2005. The current Audit Committee is composed of Messrs. Hackett, Levine, Radcliffe and Sturtz. During 2011, all of the members of the Audit Committee were considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE Amex listing standards and the rules of the SEC. The Board of Directors has designated Peter J. Hackett as Chairman of the Audit Committee and as the "audit committee financial expert" as defined by Item 407 of Regulations S-K of the Exchange Act.

        The Compensation Committee was established in 1995, and its charter was adopted in December, 2005. During 2011, the Compensation Committee was comprised of Messrs. Radcliffe, Levine and McClellan. Our Compensation Committee is responsible for establishing our compensation plans. Its duties include the development with management of benefit plans for our employees and the formulation of bonus plans and incentive compensation packages. The Board of Directors has designated Philip S. Radcliffe as Chairman of the Compensation Committee.

        The Executive Committee was established in 1991 in order to take actions necessary between the meetings of the Board of Directors. The Executive Committee is authorized to exercise all the powers of the Board of Directors and the management and business affairs of the Company, other than that of filling vacancies among the directors or any committee of the Board of Directors. At the beginning of 2011, the Executive Committee was comprised of Messrs. Tenwick, Wade, Hackett and Brogdon. In mid-2011, Mr. Gentry was added to the Executive Committee in replacement of Mr. Wade.

        The Board of Directors has no standing nominating committee. We believe that, as a result of the role of the independent directors, as described below, it is not necessary to have a separate nominating committee at this time. Five of our nine current directors, Messrs. Hackett, Levine, Radcliffe, Sturtz and McClellan, were independent in 2011 as determined utilizing the standards for director "independence" set forth in the applicable rules of the NYSE Amex listing standards. The independent members of the Board of Directors select nominees for election as directors by majority vote. In selecting nominees for director, the Board of Directors does not operate pursuant to a charter.

        In selecting director nominees, the Board of Directors considers, among other factors, the existing composition of the Board of Directors and the mix of its members appropriate for the perceived needs of AdCare. The Board of Directors believes that continuity in leadership and tenure maximizes the Board of Directors ability to exercise meaningful oversight. Because qualified incumbent directors are generally uniquely positioned to provide shareholders the benefit of continuity of leadership and seasoned judgment gained through experience as a director, the Board of Directors will generally consider as potential candidates those incumbent directors interested in standing for re-election who they believe have satisfied director performance expectations, including regular attendance at, preparation for and meaningful participation in meetings of the Board of Directors and committees thereof. While the Board of Directors does not have a formal policy on diversity, it seeks nominees with a broad diversity of experiences, professions, skills and backgrounds. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers, directors and greater than 10% shareholders to file reports of ownership and changes in ownership of our securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of such reports, and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the year ended December 31, 2011, except that (1) Mr. McClellan filed late one Form 4 relating to one transaction occurring in 2011; and (2) Mr. Brogdon and his spouse filed late: (i) one Form 4 relating to 10 transactions occurring in 2011; (ii) one Form 4 relating to one transaction occurring in 2010; (iii) one Form 4 relating to three transactions occurring in 2009; and (iv) seven Form 4s relating to 13 transactions occurring in 2008.

Code of Ethics

        We have a Business Conduct Policy applicable to all employees of AdCare. Additionally, the Chief Executive Officer and all senior financial officers, including the principal financial officer, the principal accounting officer or controller, or any person performing a similar function are bound by the provisions of our code of ethics relating to ethical conduct, conflicts of interest, and compliance with the law.

Item 11.    Executive Compensation

        The following table sets forth the amount accrued by us during fiscal year 2011 for services rendered by our named executive officers. This includes all compensation awarded to, earned by or accrued for the executive officers listed below during the periods in question:

Name and principal position	Year	Salary	Bonus	Stock(4) awards	Option(4) awards	Non-equity incentive plan compensation	All other compensation(1)	Total
David A. Tenwick,	2011	$221,333	—	—	—	—	$47,072	$268,405
Chairman (PEO)	2010	$165,476	$100,000	—	—	—	$41,540	$307,016
Christopher Brogdon,	2011	—	—	—	$177,023	—	$25,000	$202,023
Vice-Chairman and	2010	—	$100,000	—	—	—	—	$100,000
Chief Acquisition
Officer
Gary L. Wade(2),	2011	$105,097	—	—	$14,925	—	$137,697	$257,719
President, Co-Chief	2010	$159,965	$100,000	—	—	—	$36,541	$296,506
Executive Officer

Name and principal position	Year	Salary	Bonus	Stock(4) awards	Option(4) awards	Non-equity incentive plan compensation	All other compensation(1)	Total
Boyd Gentry	2011	$279,629	—	—	$679,982	—	$35,918	$995,529
President, Chief
Executive Officer
Scott Cunningham(3),	2011	$87,437	—	—	—	—	$11,126	$98,563
Chief Financial Officer (PFO)	2010	$132,401	$75,000	—	—	—	$15,270	$222,671
Martin D. Brew,	2011	$103,333	—	—	$158,979	—	$8,089	$270,401
Chief Financial Officer (PFO)
David Rubenstein,	2011	—	$150,000	—	$350,068	—	—	$500,068
Chief Operating
Officer

(1)
Includes annual expense allowances for Mr. Tenwick in the amount of $40,000, for Mr. Wade in the amount of $35,000, for Mr. Gentry in the amount of $30,000, for Mr. Cunningham in the amount of $15,000, and for Mr. Brew in the amount of $15,000. Represents for Mr. Brogdon a guarantee fee paid to him in connection with his personal guarantee of our obligations under the lease with respect to the Red Rose Facility.

(2)
Mr. Wade's salary is included in this table for the first six months of the year. He retired on June 30, 2011. He was paid additional compensation in the last six months of the year totaling $106,661 under a retirement agreement and $10,000 in director compensation, each of which is reflected in all other compensation. Mr. Wade also received 10,000 options valued at $14,925 along with the other directors.

(3)
Mr. Cunningham is included in this table for the first six months of the year. He left AdCare's employment on June 30, 2011. He was paid additional compensation in the last six months of the year totaling $105,884 under a severance agreement.

(4)
Assumptions utilized by us in valuing stock based compensation are discussed in Note 10 to our Consolidated Financial Statements included in this Annual Report.

Employment Agreements

        We entered into an Employment Agreement with Mr. Gentry, effective January 10, 2011 (the "Gentry Agreement"). The terms of the Gentry Agreement include an annual salary of $300,000 per year, an annual performance bonus of up to 100% of the annual salary based on standards to be established by the Compensation Committee of the Board of Directors and participation in the Company's Executive Expense Allowance program to the extent of $30,000 per year. Pursuant to the Gentry Agreement, Mr. Gentry also received equity compensation in the form of a warrant to purchase 250,000 shares of the Company's common stock , with an exercise price equal to $4.13 per share. The warrant vested as to one-third of the underlying shares on each of January 10, 2011 and January 9, 2012, and the warrant will vest as to one-third of the underlying shares on January 9, 2013. In the event Mr. Gentry resigns for "good reason," is terminated without "cause" or a "change in control" occurs while he is employed by the Company, the warrant immediately becomes 100% vested. If Mr. Gentry resigns his employment for good reason or the Company terminates Mr. Gentry's employment without cause, then Mr. Gentry or his successors and assigns, shall be entitled to severance pay in an amount equal to two (2) times the sum of his annual salary plus target bonus, payable in substantially equal installments at least monthly for a period of twenty-four (24) months after his termination date (the "Gentry Initial Severance Period"), plus if such termination occurs within three (3) months before or twenty-four (24) months after the occurrence of a change in control then Mr. Gentry is entitled to an additional payment equal to the sum of his annual salary plus target bonus, payable at least monthly in substantially equal installments over a period not to exceed twelve (12) months, which period shall begin immediately after the expiration of the Gentry Initial Severance Period. For the period for which severance pay is paid, i.e., twenty-four (24), or thirty-six (36) months in the case of a termination of

Mr. Gentry within three (3) months before or twenty-four (24) months after the occurrence of a change in control of the Company (the "Gentry Severance Period"), Mr. Gentry and his family are entitled to continue to be covered under all employee benefit plans of the Company under which executive officers of the Company are covered and at the same cost and under the same terms and conditions as apply to executive officers; provided, however, if the Company is prohibited by applicable law or its insurer from covering Mr. Gentry under any such plan, then the Company is required to pay Mr. Gentry an amount each month during the Gentry Severance Period equal to the Company's cost of coverage for similarly situated executive officers.

        We entered into an Employment Agreement with Mr. Rubenstein, effective December 19, 2011 (the "Rubenstein Agreement"). The terms of the Rubenstein Agreement include an annual salary of $300,000 per year to be increased to $325,000 by June 30, 2012, an annual performance bonus of up to 75% of the annual salary based on standards to be established by the Compensation Committee of the Board of Directors and a one-time signing bonus of $150,000. On December 19, 2011, Mr. Rubenstein also received equity compensation in the form of: (i) a warrant to purchase 100,000 shares of the Company's common stock, with an exercise price equal to $4.13 per share, which warrant vests as to one-third of the underlying shares on each of the three subsequent anniversaries of the grant date; and (ii) a warrant to purchase 100,000 shares of the Company's common stock, with an exercise price equal to $4.97 per share., which warrant vests as to one-third of the underlying shares on each of the second, third and fourth anniversaries of the grant date. In the event Mr. Rubenstein resigns for a "good reason" or a "change in control" occurs while Mr. Rubenstein is employed by the Company, the warrants immediately become 100% vested. If, during the first three (3) months of continuous employment with the Company, Mr. Rubenstein resigns his employment for good reason, or the Company terminates his employment without "cause," then Mr. Rubenstein is entitled to severance pay in the form of salary continuation for a period of three (3) months. If after a minimum of three (3) months of continuous employment with the Company, but less than six (6) months of continuous employment with the Company, Mr. Rubenstein resigns his employment for good reason or the Company terminates his employment without cause (other than due to his disability), then Mr. Rubenstein or his successors and assigns, is entitled to receive severance pay in an amount equal to one-half (1/2) of his annual salary, payable in substantially equal installments at least monthly for a period of six (6) months after his termination date. If, after a minimum of six (6) months of continuous employment with the Company Mr. Rubenstein resigns his employment for good reason or the Company terminates Mr. Rubenstein's employment without cause (other than due to his disability), then Mr. Rubenstein's successors and assigns shall receive the severance pay and benefits hereafter provided. The severance pay shall be an amount equal to one (1) times the sum of his annual salary payable in substantially equal installments at least monthly for a period of twelve (12) months after his termination date (the "Rubenstein Initial Severance Period"), plus if such termination occurs within three (3) months before or twenty-four (24) months after the occurrence of a change in control of the Company then Mr. Rubenstein is entitled to an additional one-half times the sum of his annual salary and target bonus, payable in substantially equal installments at least monthly for a period six (6) months, which period shall begin immediately after the expiration of the Rubenstein Initial Severance Period. For the period for which severance pay is paid, i.e., three (3), six (6), twelve (12) or eighteen (18) months following termination of employment (the "Rubenstein Severance Period"), Mr. Rubenstein and his family are entitled to continue to be covered under all employee benefit plans of the Company under which executive officers of the Company are covered and at the same cost and under the same terms and conditions as apply to executive officers, ; provided, however, if the Company prohibited by applicable law or its insurer from covering Mr. Rubenstein under any such plan, then the Company shall pay to Mr. Rubenstein an amount each month during the Rubenstein Severance Period equal to the Company's cost of coverage for similarly situated executive officers.

        For purposes of the above referenced Gentry Agreement and Rubenstein Agreement, the following terms have the following meanings: (i) resignation for good reason" means the officer's resignation within ninety (90) days following the Company's failure to cure a material breach of the agreement within thirty (30) days after the officer gives the Company written notice of such breach within ninety (90) days of the occurrence of such breach; (ii) "cause" means the officer's fraud, dishonesty, willful misconduct, or gross negligence in his performance of his duties, or the officer's conviction for a crime of moral turpitude, or material breach by the officer of the agreement which the officer fails to cure within thirty (30) days after the Company gives the officer written notice of such breach; and (iii) "change in control" means one or more sales or dispositions, within a twelve (12) month period, of assets representing a majority of the value of the assets of the Company or the acquisition (whether by purchase or through a merger or otherwise) of common stock of the Company immediately following which the holders of common stock of the Company immediately prior to such acquisition cease to own directly or indirectly common stock of the Company or its legal successor representing more than fifth percent (50%) of the voting power of the common stock of the Company or its legal successor.

        In connection with his hiring, we provided to Mr. Brew an Offer Letter, effective May 17, 2011 (the "Brew Letter"). Pursuant to the Brew Letter, Mr. Brew was offered an annual salary of $175,000 and is eligible to receive an increase in annual salary of $25,000 or more no later than May 17, 2012, which increase shall be based on Mr. Brew's work performance. Additionally, Mr. Brew is eligible to receive an annual performance bonus of up to 75% of his annual salary based on his achievement of the same goals established for the Chief Executive Officer's receipt of incentive compensation and participation in the Company's Executive Expense Allowance program to the extent of $15,000 per year. Mr. Brew also received equity compensation in the form of an option to purchase 50,000 shares of the Company's common stock, which option vests as to one-third of the underlying shares on each of the three subsequent anniversaries of the grant date, June 6, 2011. If after a minimum of six (6) months of continuous employment with the Company, but less than twelve (12) months of continuous employment with the Company, the Company terminates Mr. Brew's employment without cause, then Mr. Brew is entitled to severance pay in the form of salary continuation for a period of six (6) months, or twelve (12) months in the event of termination without cause in connection with a change of control event. If after twelve (12) months of continuous employment with the Company the Company terminates Mr. Brew's employment without cause, then Mr. Brew is entitled to severance pay in the form of salary continuation for a period of twelve (12) months, or twenty-four (24) months in the event of termination without cause in connection with a change of control event.

        Mr. Tenwick had an employment agreement that expired in September of 2011. The Company is currently not a party to an employment agreement with Mr. Brogdon.

Stock Incentive Plans

        In November, 2007, the Board of Directors of the Company granted warrants to officers and directors of the Company equal to two warrants for every share of common stock owned. The original warrants vested ratably over a period of five years and matured on the tenth anniversary of their grant. The exercise price of the warrants in each of the five years following the issuance of the warrants was initially determined as follows: warrants vesting in 2008 were exercisable at $1.21 per share; warrants vesting in 2009 were exercisable at $2.25 per share; warrants vesting in 2010 through 2012 were exercisable at a price equal to the greater of: (i) the average closing price of the Company's common stock on NYSE-Amex exchange during the month of January each year and (ii) $3.00. The issuance of these warrants was approved at a Special Meeting of the Shareholders on August 15, 2008. In connection with the Company's private placement approved by the shareholders on November 30, 2009, the Company amended the terms of the warrants to provide that (i) the unvested warrants scheduled to vest in 2011 will be exercisable at $4.00 per share, (ii) the unvested warrants scheduled to vest in 2012 will be eliminated; and (iii) all unexercised warrants would be exercisable on a cashless basis. The warrants that were to vest in 2012 will be replaced with a like number of restricted shares of our common stock.

        At our 2011 Annual Meeting of Shareholders held on June 3, 2011, the shareholders of the Company adopted the 2011 Stock Incentive Plan. The 2011 Stock Incentive Plan is intended to further the growth and profitability of our Company by providing increased incentives to encourage share ownership on the part of key employees, officers, directors, consultants and advisors who render services to the Company and any future parent or subsidiary of the Company. The 2011 Stock Incentive Plan permits the granting of stock options and restricted stock awards (collectively, "Awards") to eligible participants. The 2011 Stock Incentive Plan authorizes issuance of options to purchase up to 1,050,000 shares of our common stock and is administered by the Compensation Committee of the Board of Directors. Subject to the terms of the 2011 Stock Incentive Plan, the Compensation Committee has the sole discretion to determine the persons who will be granted Awards under the 2011 Stock Incentive Plan and the terms and conditions of such Awards, and to construe and interpret the 2011 Stock Incentive Plan. The Compensation Committee is also responsible for making adjustments in outstanding Awards, the shares available for Awards, and the numerical limitations for Awards to reflect transactions such as stock splits and dividends. The Compensation Committee may delegate its authority to one or more directors or officers; provided, however, that the Committee may not delegate its authority and powers: (i) with respect to Section 16 reporting persons, or (ii) in any way which would jeopardize the 2011 Stock Incentive Plan's qualifying under Section 162(n) of the Code or Rule 16b-3 promulgated under the Exchange Act. The 2011 Stock Incentive Plan allows for the exercise of options through cash, or with the consent of the Compensation Committee: (a) by tendering previously acquired shares; (b) by tendering a full recourse promissory note of the optionee; (c) through a cashless exercise without the payment of cash by reducing the number of shares of common stock that would be obtainable upon the exercise of the option; (d) through a brokerage transaction; or (e) through any combination of the foregoing. The 2011 Stock Incentive Plan provides the issuance of both incentive stock options and nonqualified stock options as permitted by the 2005 stock option plan described below. As of December 31, 2011, 277,000 incentive options with exercise prices ranging from $4.96 to $5.75, and 210,000 nonqualified options with exercise prices ranging from $4.32 to $7.00 have been granted under the 2011 Stock Incentive Plan. A total of 75,000 of these options have been forfeited due to routine staff attrition.

        In August 2005, we adopted a Stock Option Plan (the "2005 Plan") to secure for us and our shareholders the benefits arising from capital stock ownership by our officers, directors, employees, and consultants who are expected to contribute to our future growth and success. The 2005 Plan authorizes the grant of options to purchase an aggregate of 220,500 shares of our common stock (adjusted for stock split and stock dividends) both as "incentive stock options" as that term is defined under Section 422(A) of the Code and stock options which do not qualify as incentive stock options ("non-qualified stock options"). The 2005 Plan provides that the Board of Directors or the Compensation Committee of the Board of Directors may grant options and otherwise administer the 2005 Plan. As of December 31, 2011, 166,800 incentive stock options and 32,200 non-qualified stock options have been granted at an exercise price of $1.50 per share under the 2005 Plan. A total of 61,400 of these options have been forfeited due to routine staff attrition.

        In August 2004, we adopted a Stock Option Plan ("2004 Plan") to secure for us and our shareholders the benefits arising from capital stock ownership by our officers, directors, employees, and consultants who are expected to contribute to our future growth and success. The terms and conditions of the 2004 Plan are exactly the same as the 2005 Plan. The 2004 Plan authorizes the grant of options to purchase an aggregate of 132,300 shares of our common stock (adjusted for the stock split and stock dividends). As of December 31, 2011, 98,200 incentive stock options and 16,000 non-qualified stock options have been granted at an exercise price of $2.50 per share under the 2004 Plan. A total of 28,040 of these options have been forfeited due to routine staff attrition and 38,280 have expired.

Retirement Programs

        The Company's retirement programs are designed to facilitate the retirement of employees who have performed for AdCare over the long term. We currently maintain a 401(k) Plan with a match of 50% of the first 2% of an employee's contribution as well as non-qualified employee stock purchase program. The terms of these plans are essentially the same for all employees. Our named executive officers participate in the plans on the same basis as all other employees. AdCare does not provide our named executive officers any special benefits such as executive life insurance.

Outstanding Equity Awards at Fiscal Year End

	OPTIONS/WARRANTS AWARDS							STOCK AWARDS
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#)— unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of stock that is not vested	Total number of unearned shares, units or other rights that have not vested	Market or payout value of unearned shares, units or other rights that have not vested
Chairman	104,260			$1.11	11/16/2017	—	—	—	—
David A. Tenwick(1)	104,260			$2.05	11/16/2017
	104,260			$2.72	11/16/2017
	104,260			$3.63	11/16/2017
Vice-Chairman & Chief Acquisitions Officer	110,250			$2.72	11/1/2017	150,000	$597,000	—	—
Christopher Brogdon(2)	110,250			$3.63	11/1/2017
	110,250			$4.53	11/1/2017
		100,000		$6.00	11/18/2021
		50,000		$7.00	11/18/2021
Co-CEO to 6/30/2011	2,205		—	$1.36	5/09/2013		—	—	—
Gary L. Wade(3)	2,205			$1.36	5/09/2014
	2,205			$1.36	5/09/2015
	2,205			$1.36	5/09/2016
	10,000			$4.32	11/18/2016
	56,079			$1.11	11/16/2017
	56,079			$2.05	11/16/2017
	56,079			$2.72	11/16/2017
	56,079			$3.63	11/16/2017
CFO to 6/30/2011	3,528		—	$2.27	8/24/2012	—	—	—	—
Scott Cunningham(4)	2,205			$1.36	5/09/2012
	2,205			$1.36	5/09/2013
	2,205			$1.36	5/09/2014
	2,205			$1.36	5/09/2015
	2,205			$1.36	5/09/2016
	1,940			$1.11	11/16/2017
	1,940			$2.05	11/16/2017
	1,940			$2.72	11/16/2017
	1,940			$3.63	11/16/2017
	9,188			$2.72	12/08/2014
	9,188			$2.72	12/08/2014
	9,188			$2.72	12/08/2014
Co-CEO to 6/30/12 and CEO from 7/1/2011	87,500		—	$3.92	1/10/2021	175,000	$696,500	—	—
Boyd Gentry(5)		87,500		$3.92	1/10/2021
		87,500		$3.92	1/10/2021

CFO from 7/1/2011		17,500	—	$5.48	6/6/2016	52,500	$208,950	—	—
Martin D. Brew(6)		17,500		$5.48	6/6/2016
		17,500		$5.48	6/6/2016

	OPTIONS/WARRANTS AWARDS							STOCK AWARDS
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#)— unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of stock that is not vested	Total number of unearned shares, units or other rights that have not vested	Market or payout value of unearned shares, units or other rights that have not vested
COO—David Rubenstein(7)		100,000	—	$4.13	12/19/2021	200,000	$796,000	—	—
		100,000		$4.97	12/19/2021

(1)
Warrants vested on the following schedule: 104,260 on 1/1/2008, 104,260 on 1/1/2009, 104,260 on 1/1/2010 and 104,260 on 1/1/2011.

(2)
Warrants vested on the following schedule: 110,250 on 9/24/2009, 110,250 on 9/24/2010 and 110,250 on 9/24/2011. Unvested options will vest as follows: 100,000 on 9/24/2012 and 50,000 on 9/24/2013.

(3)
Warrants and options vested on the following schedule: 2,205 on 5/9/2008, 2,205 on 5/9/2009, 2,205 on 5/9/2010, 2,205 on 5/9/2011, 10,000 on 11/18/2011, 56,079 on 1/1/2008, 56,079 on 1/1/2009, 56,079 on 1/1/2010 and 56,079 on 1/1/2011.

(4)
Warrants and options vested on the following schedule: 3,528 on 8/27/2007, 2,205 on 5/9/2007, 2,205 on 5/9/2008, 2,205 on 5/9/2009, 2,205 on 5/9/2010, 2,205 on 5/9/2011, 1,940 on 1/1/2008, 1,940 on 1/1/2009, 1,940 on 1/1/2010, 1,940 on 1/1/2011, 9,188 on 12/8/2009, 9,188 on 12/8/2010, and 9,188 on 12/8/2011.

(5)
Warrants vest on the following schedule: 87,500 on 1/10/2011, 87,500 on 1/10/2012 and 87,500 on 1/1/2013.

(6)
Options vest on the following schedule: 17,500 on 6/6/2012, 17,500 on 6/6/2013 and 17,500 on 6/6/2014.

(7)
Warrants vest on the following schedule: 33,333 on 12/19/2012, 66,666 on 12/19/2013, 66,667 on 12/19/2014, 33,334 on 12/19/2015.

Director Compensation

        The following table sets forth information regarding compensation paid to our non-employee directors. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board of Directors.

Name(1)	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non- qualified deferred compensation earnings	All other compensation	Total
Peter J. Hackett	$55,266	—	$14,925	—	—	—	$70,191
Jeffrey Levine	$47,500	—	$14,925	—	—	—	$62,425
Joshua J. McClellan	$44,500	—	$14,925	—	—	—	$59,425
Philip S. Radcliffe	$57,266	—	$14,925	—	—	—	$72,191
Laurence E. Sturtz	$47,500	—	$14,925	—	—	—	$62,425

(1)
Messrs. Tenwick, Brogdon and Gentry are named executive officers and do not appear on this table and receive no director compensation. Mr. Wade's director compensation appears on the Summary Compensation Table.

        The following discloses the aggregate number of stock option awards outstanding for all directors:

        Mr. Tenwick—104,260 warrants exercisable at $1.11 per share, 104,260 warrants exercisable at $2.05 per share, 104,260 warrants exercisable at $2.72 per share and 104,260 warrants exercisable at $3.63, all exercisable within 60 days of March 31, 2012.

        Mr. Brogdon—110,250 warrants exercisable at $2.72 per share, 110,250 warrants exercisable at $3.63 per share, 110,250 warrants exercisable at $4.53 per share, all exercisable within 60 days of March 31, 2012.

        Mr. Wade—56,079 warrants exercisable at $1.11 per share, 56,079 warrants exercisable at $2.05 per share, 56,079 warrants exercisable at $2.72 per share, 56,079 warrants exercisable at $3.63 per share, 8,820 options exercisable at $1.36 per share and 10,000 options exercisable at $4.32 per share, all exercisable within 60 days of March 31, 2012.

        Mr. Gentry—175,000 warrants exercisable at $3.92 per share all exercisable within 60 days of March 31, 2012.

        Mr. Hackett—7,720 options exercisable at $1.36 per share, 10,000 options exercisable at $4.32 per share, 882 warrants exercisable at $1.11 per share, 882 warrants exercisable at $2.05 per share, 882 warrants exercisable at $2.72 per share and 882 warrants exercisable at $3.63 per share, all exercisable within 60 days of March 31, 2012.

        Mr. Levine—7,720 options at $1.36 per share, 10,000 options exercisable at $4.32 per share, 3,087 warrants exercisable at $1.11 per share, 3,087 warrants exercisable at $2.05 per share, 3,087 warrants exercisable at $2.72 per share and 3,087 warrants exercisable at $3.63 per share, all exercisable within 60 days of March 31, 2012.

        Mr. McClellan—10,000 options at $4.32 per share, all exercisable within 60 days of March 31, 2012.

        Mr. Radcliffe—441 options exercisable at $2.27 per share, 7,720 options exercisable at $1.36 per share, 10,000 options exercisable at $4.32 per share, 4,907 warrants exercisable at $1.11 per share, 4,907 warrants exercisable at $2.05 per share, 4,907 warrants exercisable at $2.72 per share and 4,907 warrants exercisable at $3.63 per share, all exercisable within 60 days of March 31, 2012.

        Mr. Sturtz—7,720 options exercisable at $1.36 per share, 10,000 options exercisable at $4.32 per share, 9,667 warrants exercisable at $1.11 per share, 9,667 warrants exercisable at $2.05 per share, 9,667 warrants exercisable at $2.72 per share and 9,667 warrants exercisable at $3.63 per share, all exercisable within 60 days of March 31, 2012.

Non-Employee Director Reimbursement

        Non-employee directors are reimbursed for travel and other out-of-pocket expenses for travel in connection with their duties as directors.

        Directors who are not employed by us receive a retainer of $4,500 per month plus $1,000 for each meeting attended in person and $500 for each meeting attended via conference call. Committee chairs receive an additional $1,100 per month as a retainer.

Compensation Committee Interlocks and Insider Participation

        During 2011, the Compensation Committee was comprised of Messrs. Hackett, Radcliffe and Sturtz. None of the members of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries.

        None of our executive officers has served:

  •
  as a member of the compensation committee of another entity which has had an executive officer who has served on our compensation committee;

  •
  as a director of another entity which has had an executive officer who has served on our compensation committee; or

  •
  as a member of the compensation committee of another entity which has had an executive officer who has served as one of our directors.

Purpose of the Compensation Committee of the Board of Directors and Committee Report

        The Compensation Committee advises the Board with respect to the compensation of each senior executive and each member of the Board of Directors. The Compensation Committee is also charged with the oversight of compensation plans and practices for all employees of the Company. The Compensation Committee relies upon data made available for the purpose of providing information on organizations of similar or larger scale engaged in similar activities. The purpose of the Compensation Committee's activity is to assure that the Company's resources are used appropriately to recruit and maintain competent and talented executives and employees able to operate and grow the Company successfully.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock by Directors and Executive Officers

        The following table sets forth, as of March 19, 2012, the beneficial ownership of our common stock by each of our directors, each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group.

Names and Address	Number(+)		Percent of Total(++)
David A. Tenwick 8503 Misty Woods Circle Powell, OH 43065	800,772	(1)	6.3%
Christopher Brogdon 345 Heards Ferry Road N.W. Atlanta, GA 30328	1,366,763	(2)	10.9%
Gary L. Wade 5057 Troy Road Springfield, OH 45502	452,687	(3)	3.6%
Boyd P. Gentry 84 Palisades Road Atlanta, GA 30309	220,088	(4)	1.8%
Peter J. Hackett 505 West Home Road Springfield, OH 45504	38,578	(5)	*
Jeffrey Levine 2615 Dunhollow Drive Springfield, OH 45503	61,590	(6)	*
Joshua J. McClellan 8442 Strawberry Lane Niwot, CO 80305	126,611	(7)	1.0%
Philip S. Radcliffe 5057 Troy Road Springfield, OH 45502	60,512	(8)	*

Names and Address	Number(+)		Percent of Total(++)
Laurence E. Sturtz 3421 Pointe Creek Court, Apt # 106 Bonita Springs, FL 34134	112,999	(9)	*
Martin D. Brew 6838 South Bluff Ct Gainesville, GA 30506	0	(10)	*
David Rubenstein 5605 Millwick Drive Alpharetta, GA 30005	0	(11)	*
All Directors and Officers as a Group	3,240,600		24.0%

*
Less than 1%

(+)
Except as otherwise specified, each individual has sole and direct beneficial voting and investment power with respect to all shares of our common stock indicated.

(++)
Percentage is calculated based on 12,202,042 shares of our common stock outstanding as of March 14, 2012.

(1)
Includes 104,260 warrants at $1.11 per share, 104,260 warrants at $2.05 per share, 104,260 warrants at $2.72 per share and 104,260 warrants at $3.63.

(2)
Includes 855,257 shares held directly by Connie B. Brogdon (his spouse) with whom Mr. Brogdon shares voting and investment power, 180,759 shares held by Mr. Brogdon, 110,250 warrants which are currently exercisable by Mr. Brogdon at $2.72 per share, 110,250 warrants which are currently exercisable by Mr. Brogdon at $3.63 per share, 110,250 warrants which are currently exercisable by Mr. Brogdon at $4.53.

(3)
Includes 56,079 warrants at $1.11 per share, 56,079 warrants at $2.05 per share, 56,079 warrants at $2.72 per share, 56,079 warrants at $3.63 per share, 8,820 options at $1.36 per share and 10,000 options at $4.32 per share.

(4)
Includes 175,000 warrants at $3.92 per share.

(5)
Includes 7,720 options at $1.36 per share, 10,000 options at $4.32 per share, 882 warrants at $1.11 per share, 882 warrants at $2.05 per share, 882 warrants at $2.72 per share and 882 warrants at $3.63 per share.

(6)
Includes 7,720 options at $1.36 per share, 10,000 options at $4.32 per share, 3,087 warrants at $1.11 per share, 3,087 warrants at $2.05 per share, 3,087 warrants at $2.72 per share and 3,087 warrants at $3.63 per share.

(7)
Includes 10,000 options at $4.32 per share

(8)
Includes 441 options which are exercisable at $2.27 per share, 7,720 options at $1.36 per share, 10,000 options at $4.32 per share, 4,907 warrants at $1.11 per share, 4,907 warrants at $2.05 per share, 4,907 warrants at $2.72 per share and 4,907 warrants at $3.63 per share.

(9)
Includes 7,720 options at $1.36 per share, 10,000 options at $4.32 per share, 9,667 warrants at $1.11 per share, 9,667 warrants at $2.05 per share, 9,667 warrants at $2.72 per share and 9,667 warrants at $3.63 per share.

(10)
Has been awarded 52,500 options at $5.48 which are currently not vested.

(11)
Has been awarded 100,000 warrants at $4.13 and 100,000 warrants at $4.97 which are currently not vested.

Ownership of Common Stock by Principal Shareholders

        The following table sets forth information as of March 14, 2012, relating to the beneficial ownership of common stock by each person known by us to beneficially own more than 5% of our outstanding shares of common stock.

Names and Address	Number(+)		Percent of Total(++)
Connie B. Brogdon 345 Heards Ferry Road N.W. Atlanta, GA 30328	1,366,763	(1)	10.9%
AQR Capital Management, LLC Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830	1,138,011	(2)	9.9%

(+)
Except as otherwise specified, each individual has sole and direct beneficial voting and investment power with respect to all shares of our common stock indicated.

(++)
Percentage is calculated based on 12,202,042 shares of our common stock outstanding as of March 14, 2012.

(1)
Includes 180,758 shares held by Mr. Brogdon (her spouse) with whom Ms. Brogdon shares voting and investment power, 110,250 warrants held by Mr. Brogdon which are currently exercisable at $2.72 per share, 110,250 warrants held by Mr. Brogdon which are currently exercisable by at $3.63 per share, 110,250 warrants which are currently exercisable at $4.53.

(2)
Includes debt securities that are convertible into 1,138,011 shares of common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Riverchase Village ADK, LLC

        On April 9, 2010, Riverchase Village ADK, LLC ("Riverchase"), then our wholly owned subsidiary, entered into a Purchase Agreement with an Oklahoma limited liability company controlled by a bank ("Riverchase Seller") to acquire the assets of Riverchase Village, a 105 bed assisted living facility located in Hoover, Alabama. The purchase price was approximately $5,000,000. On June 22, 2010, we assigned to Mr. Brogdon, our Vice Chairman and Chief Acquisition Officer and a significant stockholder, 100% of the membership interests in Riverchase. On June 25, 2010, Riverchase, then owned by Mr. Brogdon, purchased Riverchase Village pursuant to the terms of the Purchase Agreement.

        In connection with financing the Riverchase Village transaction, Riverchase borrowed from the Medical Clinic Board of the City of Hoover the proceeds from the issuance of $5,845,000 First Mortgage Healthcare Facility Revenue Bonds (Series 2010 A) and $520,000 First Mortgage Revenue Bonds (Series B), which proceeds were used to acquire Riverchase Village, pay the cost of certain repairs and improvements to Riverchase Village, fund certain services and pay the cost of the issuance of the bonds. As part of the financing, each of AdCare and Mr. Brogdon guaranteed Riverchase's obligations under the bonds. For a further description regarding the bonds, see Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report. Riverchase Seller refunded to AdCare the $250,000 of earnest money related to the Riverchase Village transaction.

        As consideration for: (i) our assignment of 100% of the membership interests in Riverchase to Mr. Brogdon; and (ii) our guaranteeing the bonds, Mr. Brogdon granted to us an option, exercisable until June 22, 2012, to acquire Riverchase for an exercise price of $100,000 and otherwise under the same terms and conditions set forth in the Purchase Agreement. In addition, we entered into a five-year management contract with Riverchase to manage Riverchase Village.

Mountain Trace

        Effective January 1, 2011, pursuant to an Operations Transfer Agreement, we acquired the operations and selected assets of Mountain Trace, a 106 bed skilled nursing facility located in Sylva, North Carolina. To complete the acquisition, we issued a secured promissory note in the amount of $5,000,000. The promissory note was secured by the Mountain Trace facility and was guaranteed personally by each of Mr. Brogdon and his spouse, Connie Brogdon, also a significant stockholder.

Oklahoma Operations

        Effective August 1, 2011, entities controlled by Mr. Brogdon and his spouse, Connie Brogdon, purchased five skilled nursing facilities located in Oklahoma. In connection with the closing of this purchase, we paid closing costs on behalf of these entities in the amount of $56,894. These entities refunded the $56,894 to us in February of 2012.

        Effective August 1, 2011, we began providing certain administrative services to these facilities and intend to negotiate an option agreement with these entities to provide us exclusive rights to acquire the facilities in the future.

Red Rose Facility

        On October 31, 2011, pursuant to the terms of an Assignment of Lease and Landlord's Consent, Rose Missouri Nursing, LLC, our wholly owned subsidiary, became the tenant and operator of the Red Rose Facility, a 90 bed skilled nursing facility located in Cassville, Missouri. In connection with this transaction, Mr. Brogdon and his spouse, Connie Brogdon, each personally guaranteed the performance of our obligations, including payment obligations, under the lease. In consideration of these personal guaranties, we paid to Mr. Brogdon the amount of $25,000 as a guaranty fee.

Office Subleases

        We currently sublease on a month-to-month basis from Winter Haven Homes, Inc., a corporation owned and controlled by Mr. Brogdon ("Winter Haven"), office space in the Buckhead area of Atlanta, Georgia. This sublease commenced in April 2011. Pursuant to this sublease, we pay to Winter Haven on a monthly basis base rent of approximately $4,257, which includes all taxes, insurance and utilities. We paid an aggregate of $38,314 in rent under this sublease in 2011. We also reimburse Winter Haven for our share of office supplies and other office expenses, which averages about $1,000 per month.

        We currently sublease on a month-to-month basis from JRT Group Properties, LLC ("JRT"), the office space in Roswell, Georgia which we use as our service center. Mr. Brogdon's son is a one-third owner of JRT. This sublease commenced in April 2011. Pursuant to this sublease, we pay to JRT on a monthly basis base rent of approximately $10,457. We paid an aggregate of $94,120 in rent under this sublease in 2011. We periodically pay unrelated third parties for utilities and property taxes with respect to office space, and we pay to an unrelated office building association monthly dues in the amount of $1,200. On or about September 15, 2011, we entered into a Purchase Agreement with JRT, pursuant to which we have agreed to purchase this office space for an amount equal to JRT's outstanding liabilities with respect thereto plus any accrued but unpaid property taxes at the time of the closing of the purchase transaction. We anticipate that this purchase amount will be approximately $1.2 million.

Other Transactions

        In 2007, Mr. Tenwick advanced $155,000 to the Company as a loan from his retirement plan. This loan currently accrues interest at the rate of 8% per annum, with total payments made to Mr. Tenwick in 2011 of interest in the amount of $7,270. The principal amount of this loan was repaid by the Company in full in January of 2012.

Approval of Related Party Transactions

        Each of the foregoing transactions was approved by the independent members of the Board of Directors of the Company without the related party having input with respect to the discussion of such approval. In addition, the Board of Directors believes that each of the foregoing transactions were necessary for the Company's business and are on terms no less favorable to the Company than could be obtained from independent third parties.

Director Independence

        Five of nine of our current directors, Messrs. Hackett, Levine, Radcliffe, Sturtz and McClellan, were independent in 2011 as determined utilizing the standards for director "independence" set forth in the applicable rules of the NYSE Amex listing standards.

Item 14.    Principal Accountant Fees and Services

Audit Fees

        The aggregate fees billed by Battelle & Battelle LLP for professional services rendered by it for the audit of our annual financial statements included elsewhere in this Annual Report and review of financial statements included in our quarterly reports on Form 10-Q were $372,000 for 2011 and $303,000 for 2010. All audit fees were approved by the audit committee pursuant to its preapproval policy.

Audit Related Fees

        Additionally, we paid $144,400 in 2011 and $162,700 in 2010 in audit related fees for the audits of our HUD properties, other stand-alone facility attestations, and additional services related to acquisitions, registration statements and other regulatory filings. All audit related fees were approved by the audit committee pursuant to its preapproval policy.

Tax Fees

        None.

All Other Fees

        None.

Pre-Approval Policy

        The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor and other registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to completion of the audit.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)(1)  Financial Statements.    The following financial statements of AdCare Health Systems, Inc. and its Subsidiaries are included in Part II, Item 8 of this Annual Report.

  (i)
  Consolidated Balance Sheets—December 31, 2011 and 2010;

  (ii)
  Consolidated Statements of Operations—Years ended December 31, 2011 and 2010;

  (iii)
  Consolidated Statements of Stockholders' Equity—Years ended December 31, 2011 and 2010;

  (iv)
  Consolidated Statements of Cash Flows—Years ended December 31, 2011 and 2010; and

  (v)
  Notes to Consolidated Financial Statements.

        (a)(2)  Financial Statement Schedules.    Financial statement schedules are omitted because they are not required, are not material, are not applicable, or the required information is shown in the financial statements or notes thereto.

        (a)(3)  Exhibits.    A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the "Exhibit Index" filed herewith and incorporated herein by this reference.

        In reviewing the agreements included as exhibits to this Annual Report, investors are reminded that they are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about AdCare or the other parties to the agreements. Some of the agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  Should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  Have been qualified by the disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  May apply standards of materiality in a way that is different from what may be viewed as material to you or other investors, and

  •
  Were made only as of the date of the applicable agreement or such other date or dates may be specified in the agreement and are subject to more recent developments.

        Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report and our other public filings with the SEC, which are available without charge on our website at www.adcarehealth.com.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdCare Health Systems, Inc.
by	/s/ BOYD P. GENTRY Boyd P. Gentry, President and Chief Executive Officer March 19, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID A. TENWICK David A. Tenwick	Director, Chairman	March 19, 2012
/s/ CHRISTOPHER F. BROGDON Christopher F. Brogdon	Director, Vice Chairman and Chief Acquisitions Officer	March 19, 2012
/s/ MARTIN D. BREW Martin D. Brew	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2012
/s/ JEFFREY L. LEVINE Jeffrey L. Levine	Director	March 19, 2012
/s/ PHILIP S. RADCLIFFE Philip S. Radcliffe	Director	March 19, 2012
/s/ LAURENCE E. STURTZ Laurence E. Sturtz	Director	March 19, 2012
/s/ PETER J. HACKETT Peter J. Hackett	Director	March 19, 2012
/s/ BOYD P. GENTRY Boyd P. Gentry	Director, Chief Executive Officer (Principal Executive Officer)	March 19, 2012
/s/ JOSHUA J. MCCLELLAN Joshua J. McClellan	Director	March 19, 2012

Exhibit	Description of Exhibit
2.1	Purchase and Sale Agreement. dated as of August 15, 2011, among Eaglewood Villa, Ltd., Woodland Manor, Ltd. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed August 19, 2011

2.2	Purchase and Sale Agreement, dated as of August 15, 2011, among White River Health Systems, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed August 19, 2011

2.3	Purchase and Sale Agreement, made and entered into as of March 14, 2011, by and between KMJ Management, LLC and Arkansas ADK, LLC	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 29, 2011

2.4	Amendment, made and entered into as of July 1, 2011, by and between KMJ Management, LLC and Arkansas ADK, LLC	Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed September 7, 2011

2.5	Amendment to Purchase and Sale Agreement, dated as of October 19, 2011, among Eaglewood Villa, Ltd., Woodland Manor, Ltd. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 25, 2011

2.6	Amendment, made and entered into as of November 30, 2011, by and between White River Health System, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed December 6, 2011

2.7	Second Amendment to Purchase and Sale Agreement, dated as of December 16, 2011, among Eaglewood Villa, Ltd., Woodland Manor, Ltd. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed December 22, 2011.

2.8	Purchase and Sale Agreement, dated as of December 29, 2011, among Little Rock Aviv, L.L.C., Woodland Arkansas, L.L.C., Northridge Arkansas, L.L.C. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 5, 2012.

2.9	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 9, 2012

2.10	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 23, 2012

Exhibit		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2		Code of Regulations of Registrant	Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3		Amendment to Amended and Restated Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

4.1		Specimen Common Share Certificate	Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.3		Specimen Warrant Certificate	Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.4		Form of Warrant Agreement, dated , 2006	Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.5	*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6	*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.7	*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.8	*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.9	*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

Exhibit		Description of Exhibit
4.10		Form of Representative's Warrant	Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.11		Amended and Restated Warrant Agreement between AdCare Health Systems, Inc. and Continental Stock Transfer & Trust Company, dated as of February 15, 2010, but first fully executed and delivered on June 27, 2011	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 29, 2011.

4.12		Form of Subordinated Convertible Note, issued April 29, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 to the Company's Form S-3 (File No. 333-175541)

4.13		Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 to the Company's Form S-3 (File No. 333-175541)

4.14		Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.5 to the Company's Form S-3 (File No. 333-175541)

4.15		Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company's Form S-3 (File No. 333-175541)

4.16		Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Company's Form S-3 (File No. 333-175541)

4.17		Form of Subordinated Convertible Note, issued March 31, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 6, 2011

10.1	*	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed September 8, 2008

10.2		Form of Secured Promissory Debenture dated , 2005	Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.3		Form of Warrant to Purchase Common Stock dated , 2005	Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit	Description of Exhibit
10.4	Form of Warrant to Purchase Shares of AdCare Health Systems, Inc. dated October 31, 2004	Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.5	Reimbursement Agreement between Community's Hearth & Home, Ltd. and Cornerstone Bank dated December 1, 2002	Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

10.6	Reimbursement Agreement between Community's Hearth & Home, Ltd. and The Huntington National Bank dated September 13, 2007	Incorporated by reference to Exhibit 10.19 of the Company's annual report on form 10-KSB as amended March 31, 2008

10.7	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.19 of the Company's annual report on form 10-KSB as amended March 31, 2008

10.8	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,108,800 dated November 27, 2007	Incorporated by reference to Exhibit 10.19 of the Company's annual report on form 10-KSB as amended March 31, 2008

10.9	Regulatory Agreement and Mortgage Note between Hearth & Home of Urbana and Red Mortgage Capital, Inc, in the original amount of $2,142,700 dated June 26, 2008	Incorporated by reference to Exhibit 10.26 of the Company's annual report on form 10-K filed March 31, 2009

10.10	Regulatory Agreement and Mortgage Note between Community's Hearth & Home and Red Mortgage Capital, Inc, in the original amount of $1,863,800 dated June 26, 2008	Incorporated by reference to Exhibit 10.27 of the Company's annual report on form 10-K filed March 31, 2009

10.11	Promissory Note between Assured Health Care and Huntington National Bank in the original amount of $760,000 dated July 24, 2008	Incorporated by reference to Exhibit 10.28 of the Company's annual report on form 10-K filed March 31, 2009

10.12	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $300,000 dated October 17, 2008	Incorporated by reference to Exhibit 10.29 of the Company's annual report on form 10-K filed March 31, 2009

10.13	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $100,000 dated November 14, 2008	Incorporated by reference to Exhibit 10.30 of the Company's annual report on form 10-K filed March 31, 2009

10.14	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc, in the original amount of $2,524,800 dated July 29, 2008	Incorporated by reference to Exhibit 10.31 of the Company's annual report on form 10-K filed March 31, 2009

Exhibit	Description of Exhibit
10.15	Promissory Note between AdCare Health Systems and the AdCare Deferred Compensation plan for a $150,000 line of credit dated January 2008.	Incorporated by reference to Exhibit 10.32 of the Company's annual report on form 10-K filed March 31, 2009

10.16	Regulatory Agreement and Mortgage Note between Hearth & Home of Van Wert and Red Mortgage Capital, Inc, in the original amount of $2,181,200 dated November 1, 2009	Incorporated by reference to Exhibit 10.33 of the Company's annual report on form 10-K filed March 31, 2010

10.17	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company's Form 8-K filed October 6, 2010

10.18	Promissory Note between Coosa Nursing ADK, LLC, and Coosa Valley Health Care Inc. in the original amount of $600,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company's Form 8-K filed October 6, 2010

10.19	Loan Agreement and Secured Promissory Note between Attalla Nursing ADK, LLC, and Metro City Bank in the original amount of $8,320,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.6 of the Company's Form 8-K filed October 6, 2010

10.20	Form of Subordinated Convertible Note dated October 26, 2010	Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed November 1, 2010

10.21	Credit Agreement between Gemino Healthcare Finance, LLC and certain subsidiaries of the Company named therein dated October 29, 2010	Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed November 4, 2010

10.22	Employment Agreement between AdCare Health Systems, Inc. and Boyd Gentry, effective as of January 10, 2011	Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed January 14, 2011

10.23	Securities Purchase Agreement dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 6, 2011

10.24	Registration Rights Agreement dated October 26, 2010, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 6, 2011

10.25	Form of Lock-Up Agreement, dated March 31, 2011.	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed April 6, 2011

Exhibit	Description of Exhibit
10.26	Promissory Note dated March 31, 2011, by and among AdCare Health Systems, Inc. and Anthony Cantone	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed April 6, 2011

10.27	Promissory Note dated April 29, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Regions Bank	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2011

10.28	Erin Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 5, 2011

10.29	Promissory Note, dated April 29, 2011, between Mt. Kenn Property Holdings, LLC, Mt. Kenn Nursing, LLC, and Regions Bank	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 5, 2011

10.30	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 5, 2011

10.31	CP Property Holdings, LLC Business Loan Agreement dated May 25, 2011	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 6, 2011

10.32	CP Property Holdings, LLC Loan Agreement dated May 27, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 6, 2011

10.33	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 16, 2011

10.34	Amendment, dated June 22, 2011, between Hearth & Home of Ohio, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 22, 2011

10.35	Guaranty, dated May 26, 2011, made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.36	Guaranty, dated May 26, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.37	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Erin Nursing, LLC	Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.38	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Mt. Kenn Nursing, LLC	Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

Exhibit	Description of Exhibit
10.39	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Mt. Kenn Nursing, LLC	Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.40	Commercial Guaranty, dated May 25, 2011,made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.41	Commercial Guaranty, dated May 25, 2011,made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.42	Joinder Agreement, Third Amendment and Supplement to Credit Agreement, dated June 2, 2011, among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.43	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.44	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of America, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.45	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.46	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.47	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.48	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit	Description of Exhibit
10.49	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.50	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.51	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.52	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.53	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.54	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.55	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.56	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.57	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.58	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.59	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit	Description of Exhibit
10.60	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.61	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.62	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.63	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10.	Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.64	Securities Purchase Agreement dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 of the Company's Form S-3 (File No. 333-175541)

10.65	Loan Agreement, made and entered into September 1, 2011, by and between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 7, 2011

10.66	Promissory Note, dated September 1, 2011, issued by Homestead Property Holdings, LLC, in favor of Metro City Bank, in the amount of $3,600,000	Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 7, 2011

10.67	Mortgage and Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 7, 2011

10.68	Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as the debtor, and Metro City Bank, as the secured party	Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 7, 2011

10.69	Guaranty, dated as of September 1, 2011, issued by Homestead Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 7, 2011

10.70	Guaranty, dated as of September 1, 2011, issued by AdCare Health Systems, Inc., in favor of Metro City Bank	Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed September 7, 2011

Exhibit	Description of Exhibit
10.71	Guaranty, dated as of September 1, 2011, issued by Christopher F. Brogdon in favor of Metro City Bank	Incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K filed September 7, 2011

10.72	Loan Agreement, dated as of September 1, 2011, by and among Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers, and The PrivateBank and Trust Company, as lender	Incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K filed September 7, 2011

10.73	Promissory Note, dated September 1, 2011, issued by Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company, in the amount of $11,800,000	Incorporated by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K filed September 7, 2011

10.74	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K filed September 7, 2011

10.75	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Benton Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.11 to the Company's Current Report on Form 8-K filed September 7, 2011

10.76	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Valley River Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.12 to the Company's Current Report on Form 8-K filed September 7, 2011

10.77	Guaranty of Payment and Performance, dated as of September 1, 2011, issued by AdCare Health Systems, Inc.; Benton Nursing, LLC; Park Heritage Nursing, LLC; and Valley River Nursing, LLC in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.13 to the Company's Current Report on Form 8-K filed September 7, 2011

Exhibit	Description of Exhibit
10.78	Secured Promissory Note, dated August 31, 2011, issued by Benton Property Holdings, LLC; Valley River Property Holdings, LLC; Homestead Property Holdings, LLC; Park Heritage Property Holdings, LLC and Home Office Property Holdings, LLC, in favor of KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC), in the amount of $2,400,000	Incorporated by reference to Exhibit 99.14 to the Company's Current Report on Form 8-K filed September 7, 2011

10.79	Mortgage, made and entered into as of August 31, 2011, by and between Benton Property Holdings, LLC and KMJ Management, LLC	Incorporated by reference to Exhibit 99.15 to the Company's Current Report on Form 8-K filed September 7, 2011

10.80	Mortgage, made and entered into as of August 31, 2011, by and between Park Heritage Property Holdings, LLC and KMJ Management, LLC	Incorporated by reference to Exhibit 99.16 to the Company's Current Report on Form 8-K filed September 7, 2011

10.81	Mortgage, made and entered into as of August 31, 2011, by and between Valley River Property Holdings, LLC and KMJ Management, LLC	Incorporated by reference to Exhibit 99.17 to the Company's Current Report on Form 8-K filed September 7, 2011

10.82	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Benton Property Holdings, LLC.	Incorporated by reference to Exhibit 99.18 to the Company's Current Report on Form 8-K filed September 7, 2011

10.83	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Valley River Property Holdings, LLC	Incorporated by reference to Exhibit 99.19 to the Company's Current Report on Form 8-K filed September 7, 2011

10.84	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Homestead Property Holdings, LLC	Incorporated by reference to Exhibit 99.20 to the Company's Current Report on Form 8-K filed September 7, 2011

Exhibit	Description of Exhibit
10.85	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Park Heritage Property Holdings, LLC	Incorporated by reference to Exhibit 99.21 to the Company's Current Report on Form 8-K filed September 7, 2011

10.86	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Home Office Property Holdings, LLC	Incorporated by reference to Exhibit 99.22 to the Company's Current Report on Form 8-K filed September 7, 2011

10.87	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.88	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000	Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.89	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.90	Security Agreement, made and entered into as of September 6, 2011, between CP Property Holdings, LLC and CP Nursing, LLC, as grantors, and Economic Development Corporation of Fulton County, as the secured party	Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.91	Unconditional Guarantee, dated September 6, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.92	Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

Exhibit	Description of Exhibit
10.93	Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.94	Loan Agreement, dated as of September 30, 2011, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, as borrowers, and The PrivateBank and Trust Company, as lender	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed October 6, 2011

10.95	Promissory Note, dated September 30, 2011, issued by Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, in favor of The PrivateBank and Trust Company, in the amount of $2,000,000	Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed October 6, 2011

10.96	Guaranty of Payment and Performance, dated September 30, 2011, executed by AdCare Health Systems, Inc., Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed October 6, 2011

10.97	Term Loan Agreement, dated as of October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers; AdCare Health Systems, Inc., as guarantor; and Square 1 Bank, as lender	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed October 20, 2011

10.98	Term Note, dated October 14, 2011, issued by Homestead Property Holdings, LLC and Homestead Nursing, LLC, in favor of Square 1 Bank, in the amount of $3,600,000	Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed October 20, 2011

10.99	Mortgage and Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Square 1 Bank	Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed October 20, 2011

10.100	Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as debtors, and Square 1 Bank, as the secured party	Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed October 20, 2011

10.101	Guaranty, dated October 14, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank	Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed October 20, 2011

Exhibit	Description of Exhibit
10.102	United States Department of Agriculture Rural Development, Unconditional Guarantee, Business and Industry Guaranteed Loan Program, on Form RD 4279-14, dated October 13, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank	Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed October 20, 2011

10.103	Escrow Agreement, dated October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers, and Square 1 Bank, as both lender and escrow agent	Incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K filed October 20, 2011

10.104	Purchase and Sale Agreement, made and entered into as of May 5, 2011, by and between First Commercial Bank and Brogdon Family, LLC	Incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K filed October 20, 2011

10.105	First Amendment to Purchase and Sale Agreement, made and entered into as of June 13, 2011, by and between First Commercial Bank and Brogdon Family, LLC	Incorporated by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K filed October 20, 2011

10.106	Amendment and Assignment of Purchase and Sale Agreement, made and entered into as of September 30, 2011, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K filed October 20, 2011

10.107	Guaranty of AdCare Health Systems, Inc., dated August 31, 2011, issued in favor of KMJ Management, LLC	Incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.108	Assignment of Lease and Landlord's Consent, made and entered into as of October 31, 2011, by and among Cassville Real Estate, Inc. (f/k/a Cassville Manor, Inc.), KMJ Enterprises Cassville, LLC and Rose Missouri Nursing, LLC	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 4, 2011

10.109	Operations Transfer Agreement, dated as of November 1, 2011, by and between KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC) and Rose Missouri Nursing, LLC	Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed November 4, 2011

Exhibit		Description of Exhibit
10.110		Guaranty of Lease, made as of November 1, 2011, issued by each of AdCare Health Systems, Inc., Christopher F. Brogdon and Connie B. Brogdon in favor of Cassville Real Estate, Inc	Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed November 4, 2011

10.111		Loan Agreement, made and entered into November 30, 2011, issued by Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 6, 2011

10.112		Promissory Note, dated November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank in the amount of $3,114,000	Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 6, 2011

10.113		Mortgage and Security Agreement, dated as of November 30, 2011, between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed December 6, 2011

10.114		Security Agreement, dated November 30, 2011, between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed December 6, 2011

10.115		Guaranty, dated as of November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 6, 2011

10.116		Term Note, dated as of November 29, 2011, issued by Mountain Top AFL, LLC and Mountain Top Property Holdings, LLC, in favor of White River Health System, Inc., in the amount of $750,000	Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed December 6, 2011

10.117		Mortgage (with Security Agreement and Absolute Assignment of Rents and Leases) and Fixture Filing, dated as of November 30, 2011, executed by Mountain Top Property Holdings, LLC in favor of White River Health System, Inc.	Incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K filed December 6, 2011

10.118	*	Employment Agreement, dated December 1, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Filed herewith

10.119	*	Employment Agreement, dated December 16, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Filed herewith

Exhibit	Description of Exhibit
10.120	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of The Bank of Las Vegas, in the amount of $3,175,200	Filed herewith

10.121	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and The Bank of Las Vegas	Filed herewith

10.122	Guaranty, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of The Bank of Las Vegas	Filed herewith

10.123	Guaranty, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of The Bank of Las Vegas	Filed herewith

10.124	Guaranty, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of The Bank of Las Vegas	Filed herewith

10.125	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of Apax Capital, LLC, in the amount of $2,222,640	Filed herewith

10.126	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and Apax Capital, LLC	Filed herewith

10.127	Guaranty, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of Apax Capital, LLC	Filed herewith

10.128	Guaranty, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of Apax Capital, LLC	Filed herewith

10.129	Guaranty, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of Apax Capital, LLC	Filed herewith

10.130	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of Economic Development Corporation of Fulton County, in the amount of $2,274,000	Filed herewith

10.131	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and Economic Development Corporation of Fulton County.	Filed herewith

Exhibit	Description of Exhibit
10.132	Unconditional Guarantee, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of Economic Development Corporation of Fulton County	Filed herewith

10.133	Unconditional Guarantee, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Filed herewith

10.134	Unconditional Guarantee, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Filed herewith

10.135	Joinder Agreement, Fifth Amendment and Supplement to Credit Agreement, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Filed herewith

10.136	Third Amended and Restated Revolving Note, dated November 29, 2011, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Filed herewith

10.137	Guaranty, dated as of November 29, 2011, issued by AdCare Operations, LLC in favor of Gemino Healthcare Finance, LLC	Filed herewith

10.138	Loan Agreement, dated as of December 30, 2011, by and between Woodland Manor Property Holdings, LLC and The PrivateBank and Trust Company	Filed herewith

10.139	Promissory Note, dated as of December 30, 2011, issued by Woodland Manor Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $4,800,000	Filed herewith

10.140	Guaranty of Payment and Performance, dated as of December 30, 2011, executed by Woodland Manor Property Holdings, LLC and Adcare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Filed herewith

10.141	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000	Filed herewith

Exhibit	Description of Exhibit
10.142	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000	Filed herewith

10.143	Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd	Filed herewith

10.144	Third Amended And Restated Multiple Facilities Lease, dated October 29, 2010, between Georgia Lessor—Bonterra/Parkview, Inc. and ADK Bonterra/Parkview, LLC	Filed herewith

10.145	Guaranty, dated October 29, 2010, executed by AdCare Health Systems, Inc. in favor of Georgia Lessor—Bonterra/Parkview, Inc.	Filed herewith

10.146	Guaranty, dated October 29, 2010, executed by Hearth & Home of Ohio, Inc. in favor of Georgia Lessor—Bonterra/Parkview, Inc.	Filed herewith

10.147	Security Agreement, dated October 29, 2010, by and between AdCare Health Systems, Inc. and Georgia Lessor—Bonterra/Parkview, Inc.	Filed herewith

10.148	Security Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor—Bonterra/Parkview, Inc.	Filed herewith

10.149	Security Agreement, dated October 29, 2010, by and between Hearth & Home of Ohio, Inc. and Georgia Lessor—Bonterra/Parkview, Inc.	Filed herewith

10.150	Pledge Agreement, dated October 29, 2010, between Hearth & Home of Ohio, Inc. and Georgia Lessor—Bonterra/Parkview, Inc.	Filed herewith

10.151	Subordination Agreement, dated October 29, 2010, between AdCare Health Systems, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor—Bonterra/Parkview, Inc.	Filed herewith

10.152	Letter of Credit Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor—Bonterra/Parkview, Inc.	Filed herewith

Exhibit		Description of Exhibit
10.153		Subordination, Non-Disturbance and Attornment Agreement, dated October 29, 2010, by and among Omega Healthcare Investors, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor—Bonterra/Parkview, Inc.	Filed herewith

10.154		Assignment and Assumption of Second Amended and Restated Multiple Facilities Lease And Consent of Lessor, dated October 29, 2010, by and among Georgia Lessor—Bonterra/Parkview, Inc., Triad Health Management of Georgia II, LLC, AdCare Health Systems, Inc., Hearth & Home of Ohio, Inc., ADK Bonterra/Parkview, LLC and the other entities signatory thereto	Filed herewith

10.155		Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC	Filed herewith

10.156		First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC	Filed herewith

10.157	*	Employment Offer Letter, dated May 15, 2011, from AdCare Health Systems, Inc. to Martin Brew	Filed herewith

10.158	*	Warrant to Purchase Shares of Common Stock, dated January 10, 2011, issued by AdCare Health Systems, Inc. to Boyd P. Gentry	Filed herewith

10.159		Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.	Filed herewith

10.160		Purchase Agreement, dated as of September 15, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Filed herewith

10.161		First Amendment to Purchase Agreement, dated as of October 31, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Filed herewith

14.1		Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.19 of the Company's annual report on form 10-KSB as amended April 30, 2007

21.1		Subsidiaries of the Registrant	Filed herewith

Exhibit	Description of Exhibit

23.1	Consent of Battelle & Battelle LLP	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 of the Company's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*
Identifies a management contract or compensatory plan or arrangement.