Form 10-Q
period 2012-03-31
ADCARE HEALTH SYSTEMS INC
filed 2012-05-10
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012:  13,320,013 shares of common stock with no par value were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000s)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,328	$7,364
Restricted cash and cash equivalents	1,208	1,883
Accounts receivable, net of allowance of $1,974 and $1,346	21,396	18,759
Prepaid expenses and other	1,038	663
Assets of disposal group held for sale	42	47
Total current assets	35,012	28,716

Restricted cash and investments	4,980	4,870
Property and equipment, net	115,659	105,143
Intangible assets — bed licenses	2,464	1,189
Intangible assets — lease rights, net	8,193	8,460
Goodwill	906	906
Escrow deposits for acquisitions	3,604	3,172
Lease deposits	1,686	1,685
Deferred loan costs, net	4,826	4,818
Other assets	74	122
Total assets	$177,404	$159,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$7,655	$4,567
Revolving credit facilities and lines of credit	8,095	7,343
Accounts payable	14,655	12,075
Accrued expenses	10,952	9,858
Liabilities of disposal group held for sale	192	240
Total current liabilities	41,549	34,083

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	97,163	87,771
Convertible debt, net of discounts	14,824	14,614
Revolving credit facilities	—	1,308
Other debt	1,150	1,400
Derivative liability	1,479	1,889
Other liabilities	2,119	2,437
Deferred tax liability	67	86
Total liabilities	158,351	143,588

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:
Preferred stock, no par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 13,308 and 12,193 shares issued and outstanding	39,068	35,047
Accumulated deficit	(18,919)	(18,713)
Total stockholders’ equity	20,149	16,334
Noncontrolling interest in subsidiaries	(1,096)	(841)
Total equity	19,053	15,493
Total liabilities and stockholders’ equity	$177,404	$159,081

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Patient care revenues	$49,808	$30,532
Management revenues	363	498
Total revenues	50,171	31,030

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	40,123	25,175
General and administrative	3,931	2,924
Facility rent expense	2,065	1,903
Depreciation and amortization	1,497	647
Total expenses	47,616	30,649

Income from Operations	2,555	381

Other Income (Expense):
Interest expense, net	(2,954)	(1,436)
Acquisition costs, net of gains	(293)	979
Derivative gain (loss)	410	(1,350)
Other (expense) income	(16)	606
Total other expense, net	(2,853)	(1,201)

Loss from Continuing Operations Before Income Taxes	(298)	(820)
Income Tax Expense	(54)	(86)
Loss from Continuing Operations	(352)	(906)
Loss from Discontinued Operations	(109)	(35)
Net Loss	(461)	(941)
Net Loss Attributable to Noncontrolling Interests	255	176
Net Loss Attributable to AdCare Health Systems	$(206)	$(765)

Net Loss per Common Share — Basic:
Continuing Operations	$(0.01)	$(0.08)
Discontinued Operations	(0.01)	(0.01)
	$(0.02)	$(0.09)
Net Loss per Common Share — Diluted:
Continuing Operations	$(0.01)	$(0.08)
Discontinued Operations	(0.01)	(0.01)
	$(0.02)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	12,204	8,767
Diluted	12,204	8,767

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000s)

(Unaudited)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total

Balance, January 1, 2012	12,193	$35,047	$(18,713)	$(841)	$15,493

Nonemployee warrants for services	—	191	—	—	191
Stock based compensation expense	—	165	—	—	165
Public stock offering, net	1,100	3,642	—	—	3,642
Exercises of options and warrants	15	23	—	—	23
Net loss	—	—	(206)	(255)	(461)
Balance, March 31, 2012	13,308	$39,068	$(18,919)	$(1,096)	$19,053

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000s)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net Loss	$(461)	$(941)
Net Loss from discontinued operations	109	35
Net Loss from continuing operations	(352)	(906)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,497	646
Warrants issued for services	—	32
Stock based compensation expense	165	358
Provision for leases in excess of cash	157	193
Amortization of deferred financing costs	381	132
Amortization of debt discounts	213	216
Derivative (gain) loss	(410)	1,350
Deferred tax (benefit) expense	(19)	45
(Gain) loss on disposal of assets	(2)	21
Gain on acquisitions	—	(1,104)
Provision for bad debts	615	102
Other noncash items	16	24
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(3,151)	(2,587)
Prepaid expenses and other	(373)	(487)
Other assets	(22)	(128)
Accounts payable and accrued expenses	3,351	2,716
Net cash provided by operating activities — continuing operations	2,066	623
Net cash (used in) provided by operating activities — discontinued operations	(204)	160
Net cash provided by operating activities	1,862	783

Cash flows from investing activities:
Proceeds from property and equipment	3	—
Change in restricted cash and investments	637	573
Acquisitions	(3,130)	(650)
Purchase of property and equipment	(522)	(468)
Net cash used in investing activities — continuing operations	(3,012)	(545)
Net cash used in investing activities — discontinued operations	—	—
Net cash used in investing activities	(3,012)	(545)
Cash flows from financing activities:
Proceeds from debt	3,523	3,193
Debt issuance costs	—	(123)
Change in line of credit	(556)	3,013
Exercise of warrants and options	23	—
Proceeds from stock issuances, net	3,642	—
Repayment of notes payable	(1,470)	(482)
Net cash provided by financing activities — continuing operations	5,162	5,601
Net cash used in financing activities — discontinued operations	(48)	(46)
Net cash provided by financing activities	5,114	5,555

Net Change in Cash	3,964	5,793
Cash, Beginning	7,364	3,911
Cash, Ending	$11,328	$9,704

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,238	$1,017
Income Taxes	$13	$—
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$9,800	$4,945
Warrants issued for financings costs	$191	$330
Noncash debt issuance costs	$164	$361

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively, the “Company” or “we”).  Controlled subsidiaries include AdCare’s majority owned subsidiaries and variable interest entities in which AdCare has control as primary beneficiary.  The Company delivers skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  All inter-company accounts and transactions were eliminated in the consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  In the opinion of the Company’s management, all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of common shares upon conversion of convertible securities and the weighted-average number of common shares outstanding includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from option, warrants and non-vested shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance.

For the three months ended March 31, 2012 and 2011, due to the net loss for both periods, no potentially dilutive securities were included in the diluted earnings per share calculation because to do so would be anti-dilutive.

Intangible Assets and Goodwill

There have been no required impairment adjustments to intangible assets and goodwill during the three months ended March 31, 2012 and 2011.

Intangible assets consist of the following:

	March 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amounts in (000s)	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease Rights	$9,545	$1,352	$8,193	$9,545	$1,085	$8,460
Bed Licenses (included in property and equipment)	26,149	759	25,390	26,149	533	25,616
Bed Licenses - Separable	2,464	—	2,464	1,189	—	1,189
Totals	$38,158	$2,111	$36,047	$36,883	$1,618	$35,265

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Goodwill (continued)

Amortization expense was approximately $226,000 for bed licenses included in property and equipment and $267,000 for lease rights for the three months ended March 31, 2012.  Estimated amortization expense for each of the following years ending December 31 is as follows:

(Amounts in 000s)	Lease Rights	Bed Licenses
2012 (remainder)	$802	$679
2013	1,069	905
2014	1,010	905
2015	885	905
2016	885	905
Thereafter	3,542	21,091
	$8,193	$25,390

NOTE 2.       LIQUIDITY AND PROFITABILITY

The Company had a net loss of approximately $206,000 for the three months ended March 31, 2012, and had negative working capital of approximately $6,537,000 at March 31, 2012.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

Management’s plans for increasing liquidity and profitability in future years encompass the following:

•            refinancing debt where possible to obtain more favorable terms;

•            increasing facility occupancy and improving the occupancy mix by increasing Medicare patients;

•            acquiring additional long term care facilities with existing cash flowing operations to expand our operations; and

•            adding additional management contracts.

Management believes that the foregoing actions, if taken by the Company, should provide the opportunity for the Company to improve liquidity and achieve profitability, however, there is no assurance that such actions will occur.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.       DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business.  This segment represents less than 2% of total revenues for the Company over the past year.

As a result of the decision to exit the home health business, the assets and liabilities that are expected to be sold are reflected as assets and liabilities held for sale and are comprised of the following:

(Amounts in 000s)	March 31, 2012	December 31, 2011
Property and equipment, net	$40	$45
Other assets	2	2
Assets of disposal group held for sale	$42	$47

Current portion of debt	$192	$197
Notes payable	—	43
Liabilities of disposal group held for sale	$192	$240

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4.       SEGMENTS

The Company reports its operations in three segments:  Skilled Nursing Facility (“SNF”), Assisted Living Facility (“ALF”), and Corporate & Other. The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities. The Corporate & Other segment engages in the management of facilities and accounting and IT services. We evaluate financial performance and allocate resources primarily based upon segment operating income (loss). Segment operating results excludes interest expense and other non-operating income and expenses. The table below contains our segment information for the three months ended March 31, 2012 and 2011.

			Corporate
(Amounts in 000s)	SNF	ALF	& Other	Eliminations	Total
Three months ended March 31, 2012
Net Revenue	$46,545	$3,261	$2,850	$(2,485)	$50,171
Cost of services	40,277	2,357	(26)	(2,485)	40,123
General and Administrative	36	—	3,895	—	3,931
Facility rent expense	2,026	—	39	—	2,065
Depreciation and Amortization	1,116	210	171	—	1,497
Operating Income/(Loss)	$3,090	$694	$(1,229)	$—	$2,555
Total Assets	$119,787	$27,359	$40,439	$(10,181)	$177,404

Three months ended March 31, 2011
Net Revenue	$28,191	$2,341	$2,712	$(2,214)	$31,030
Cost of services	25,324	1,985	80	(2,214)	25,175
General and Administrative	—	—	2,924	—	2,924
Facility rent expense	1,903	—	—	—	1,903
Depreciation and Amortization	459	152	36	—	647
Operating Income/(Loss)	$505	$204	$(328)	$—	$381
Total Assets	$63,810	$22,256	$12,169	$—	$98,235

NOTE 5.  PROPERTY AND EQUIPMENT

(Amounts in 000s)	Estimated Useful Lives (Years)	March 31, 2012	December 31, 2011
Buildings and improvements	5-40	$105,880	$96,065
Equipment	2-10	8,401	7,108
Land	—	8,007	7,636
Computer related	2-10	2,464	2,414
Construction in process	—	245	77
		124,997	113,300
Less: accumulated depreciation expense		8,579	7,624
Less: accumulated amortization expense		759	533
Property and equipment, net		$115,659	$105,143

For the quarter ended March 31, 2012, depreciation and amortization expense was approximately $1,497,000.

NOTE 6.  RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

	March 31,	December 31,
(Amounts in 000s)	2012	2011
HUD escrow deposits	$172	$326
Funds held in trust for residents	24	45
Refundable escrow deposit	—	500
Collateral certificates of deposit	1,012	1,012
Total current portion	1,208	1,883

HUD reserve replacement	1,143	1,130
Reserves for capital improvements	1,836	1,767
Restricted investments for other debt obligations	2,001	1,973
Total noncurrent portion	4,980	4,870

Total restricted cash and investments	$6,188	$6,753

Refundable escrow deposits — In March 2012, the Company terminated an agreement to acquire or lease 15 skilled nursing facilities and, as a result of such termination, the deposit was refunded.

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
(Amounts in 000s)	2012	2011
Accrued Payroll Related	$5,241	$5,040
Accrued Employee Benefits	2,507	2,023
Real Estate and Other Taxes	1,485	982
Other Accrued Expenses	1,719	1,813
	$10,952	$9,858

NOTE 8.  NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

	March 31,	December 31,
(Amounts in 000s)	2012	2011
Revolving credit facilities and lines of credit	$8,095	$8,651
Senior debt HUD	15,869	15,738
Senior debt USDA	38,529	38,717
Senior debt SBA	5,040	5,087
Senior debt Bonds, net of discount	6,179	6,176
Senior debt other mortgage indebtedness	32,996	23,823
Other debt	7,354	4,196
Convertible debt issued in 2010, net of discount	10,316	10,105
Convertible debt issued in 2011	4,509	4,509
Total	128,887	117,002
Less current portion	15,750	11,909
Notes payable and other debt, net of current portion	$113,137	$105,093

NOTE 8.  NOTES PAYABLE AND OTHER DEBT (continued)

Scheduled Maturities

The following is a summary of the scheduled maturities of indebtedness as of March 31, 2012 for each of the next five years and thereafter:

(Amounts in 000s)
2013	$15,750
2014	22,608
2015	2,112
2016	2,204
2017	2,394
Thereafter	85,339
130,407
Less: unamortized discounts	(1,520)
$128,887

Mortgage Notes

Hearth and Home of Vandalia

In January 2012, the Company refinanced the Hearth and Home of Vandalia facility through the issuance of a term loan insured by U.S. Department of Housing and Urban Development (“HUD”)  with a financial institution for a total amount of $3,721,500 that matures in 2041.  The HUD term loan requires monthly principal and interest payments of approximately $17,500 with a fixed interest rate of 3.74%.  Deferred financing costs incurred on the term loan amounted to approximately $201,000 and are being amortized to interest expense over the life of the HUD term loan.  The HUD term loan has a prepayment penalty of 8% through 2014 declining by 1% each year through 2022.

Woodland Manor

To complete the January 2012 acquisition of the skilled nursing facility located in Springfield, Ohio, known as Woodland Manor, the Company entered into a loan agreement for $4,800,000.  The loan matures in December 2016 with a required final payment of approximately $4,300,000 and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum.  The loan requires monthly principal payments of $8,500 plus interest for total current monthly payments of approximately $33,000.  Deferred financing costs incurred on the loan amounted to approximately $107,300 and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015.  The loan is secured by the Woodland Manor facility and guaranteed by AdCare.

Eaglewood Village

To complete the January 2012 acquisition of the assisted living facility located in Springfield, Ohio, known as Eaglewood Village, the Company entered into a loan agreement for $4,500,000.  The loan matures in June 2012 and accrues interest at 6.5% per annum from January 1, 2012 through February 29, 2012, 8.5% per annum from March 1, 2012 through April 30, 2012 and 10.5% per annum after May 1, 2012.  The loan may be prepaid at any time without penalty.  The loan is secured by the Eaglewood Village facility and guaranteed by AdCare.  The loan is due within one year but has been classified as long-term because the Company refinanced this short-term obligation on April 12, 2012 (see Note 15).

Other Debt

Eaglewood Village Promissory Note

In January 2012, Eaglewood Village, LLC and Eaglewood Property Holdings, LLC, each, a wholly owned subsidiary of AdCare, issued a promissory note in the amount of $500,000.  The note matures in January 2014 and bears interest at 6.5% per annum payable monthly beginning February 2012.  The note requires monthly principal and interest payments of $3,700.  The note may be prepaid without penalty at any time.

NOTE 8.  NOTES PAYABLE AND OTHER DEBT (continued)

Other Debt (continued)

Cantone Promissory Note

In March 2012, the Company issued a promissory note to Cantone Asset Management LLC in the amount of $3,500,000.  The promissory note bears interest at 10% per annum and matures in October 2012.  The interest rate increases 1% each month beginning in July 2012 through October 2012.  The note may also be prepaid without penalty at any time. In connection with the issuance of the note, Cantone Research, Inc. has agreed to provide us with certain consulting services for a monthly fee if the Company and Cantone Asset Management LLC (or an affiliated entity) do not agree to the terms of an additional financing arrangement pursuant to which it (or affiliated entity) would loan to us at least $4,000,000 for a four-year term.

NOTE 9.  ACQUISITIONS

Summary of 2012 Acquisitions

During the quarter ended March 31, 2012, the Company acquired a total of one skilled nursing facility and one assisted living facility described further below and is pursuing a number of other acquisitions.  The Company has incurred a total of approximately $293,000 of acquisition costs in the “Other Income (Expense)” section of the Consolidated Statements of Operations.

Eaglewood Care Center and Eaglewood Village

On January 1, 2012, the Company obtained effective control of one skilled nursing facility and one assisted living facility both located in Springfield, Ohio.  The total purchase price was $12,412,000 after final closing adjustments.

(Amounts in 000s)
Consideration Transferred:
Net proceeds from Loans	$4,693
Seller notes	5,000
Cash from earnest money deposits	250
Cash (prepaid on December 30, 2011)	2,469
Total consideration transferred	$12,412
Assets Acquired:
Land	$370
Building	9,656
Equipment and Furnishings	1,199
Intangible Assets — bed licenses	1,275
Total assets acquired	12,500
Liabilities Assumed:
Real estate taxes and other	(88)
Total identifiable net assets	$12,412

Unaudited Pro forma Financial Information

Acquisitions have been included in the consolidated financial statements since the dates the Company gained effective control.  Combined revenue for all 2012 acquisitions since gaining effective control is approximately $2,493,000 and resulted in income from operations of approximately $208,000.

The following table represents pro forma results of consolidated operations as if all of the 2011 and 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

	Three Months Ended March 31,
(Amounts in 000s)	2012	2011
Pro Forma Revenue	$50,171	$48,856
Pro Forma Operating Expenses	$47,616	$48,466
Pro Forma Income from Operations	$2,555	$390

NOTE 9.  ACQUISITIONS (continued)

Unaudited Pro forma Financial Information (continued)

The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

NOTE 10.  STOCKHOLDERS’ EQUITY

2012 Public Stock Offering

In March 2012, the Company closed a firm commitment underwritten public offering of 1,100,000 shares of common stock at an offering price to the public of $3.75 per share.  The Company received net proceeds of approximately $3.6 million after deducting underwriting discounts, and other offering-related expenses of approximately $0.5 million. The Company has also granted the underwriter in the offering an option for 45 days to purchase up to an additional 165,000 shares of common stock to cover over-allotments, if any. This overallotment option expires on May 11, 2012.

NOTE 11.  STOCK BASED COMPENSATION

Employee Common Stock Warrants & Options

In February 2012, the Company granted non-qualified stock options to Christopher Brogdon, the Company’s Vice Chairman and Chief Acquisition Officer, pursuant to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). A total of 50,000 options were granted with an exercise price per share of $7.00 and 100,000 options were granted with an exercise price of $8.00.  The options vest in September of 2013 and 2014, respectively.  The options are exercisable until the term expires in February, 2022. The fair value of the options was estimated at $1.19 and $1.03 per share, respectively, and is being recognized as share-based compensation expense over the requisite service period of the awards.

In March 2012, the Company granted incentive stock options to certain members of management pursuant to the 2011 Plan. A total of 439,200 options were granted with an exercise price per share of $4.13.  The options vest ratably on the day before each of the three subsequent anniversaries.  The options are exercisable until the term expires in March, 2017. The fair value of the options was estimated at $1.34 per share and is being recognized as share-based compensation expense over the requisite service period of the awards.

Nonemployee Common Stock Warrants

On March 29, 2012, in connection with the issuance of the $3,500,000 promissory note to Cantone Asset Management LLC, the Company granted to Cantone Asset Management LLC a warrant to purchase 300,000 shares of common stock at an exercise price per share of $4.00.  The warrant is exercisable until the term expires in March, 2015. The fair value of the warrant was estimated at $0.64 per share and is included in deferred loan costs and will be amortized as interest expense over the life of the promissory note.

NOTE 12.  VARIABLE INTEREST ENTITIES

As further described in Note 19 to the consolidated financial statements in the Annual Report, the Company has certain variable interest entities that are required to be consolidated.  There have been no significant changes in these relationship or new variable interest entity relationship in 2012.  The following summarizes the assets and liabilities of the variable interest entities included in the consolidated balance sheets:

NOTE 12.             VARIABLE INTEREST ENTITIES (continued)

Riverchase Village Facility - Assets and Liabilities:

(Amounts in 000s)	March 31, 2012	December 31, 2011
Cash	$4	$16
Accounts receivable	21	10
Restricted investments	470	451
Property and equipment, net	5,959	5,999
Other assets	452	432
Total assets	$6,906	$6,908

Accounts Payable	$826	$740
Accrued expenses	229	175
Notes payable	6,179	6,176
Noncontrolling interest	(328)	(183)
Total liabilities	$6,906	$6,908

Oklahoma Facilities - Assets and Liabilities:

(Amounts in 000s)	March 31, 2012	December 31, 2011
Cash	$328	$181
Accounts receivable	1,007	800
Property and equipment, net	11,012	11,111
Other assets	821	642
Total assets	$13,168	$12,734

Accounts Payable	$988	$458
Accrued expenses	416	357
Notes payable	12,532	12,578
Noncontrolling interest	(768)	(659)
Total liabilities	$13,168	$12,734

NOTE 13.             FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

(Amounts in 000s)	Level 1:	Level 2:	Level 3:	Total at March 31, 2012
Derivative Liability	$—	$—	$1,479	$1,479

Following is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended March 31, 2012:

(Amounts in 000s)	Derivative Liability
Beginning Balance	$1,889
Additions	—
Total gain	(410)
Ending Balance	$1,479

NOTE 14.    COMMITMENTS AND CONTINGENCIES

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

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs.  As of March 31, 2012, the Company does not have any material loss contingencies recorded based on management’s evaluation of the probability of loss from known claims.

Commitments

Westlake / Quail Creek PSA

On March 12, 2012, we entered into a Purchase and Sale Agreement with Westlake Nursing Home Limited to acquire a 118-bed skilled nursing facility located in Oklahoma City, Oklahoma, for an aggregate purchase price of $5,800,000.  Pursuant to the Purchase and Sale Agreement, we deposited $25,000 into escrow to be held as earnest money.  We expect the closing of the acquisition to occur on May 15, 2012.

Tulsa Companion Care PSA

On March 14, 2012, we entered into a Purchase and Sale Agreement with F & F Ventures, LLC and Tulsa Christian Care, Inc., doing business as Companions Specialized Care Center to acquire a 121-bed skilled nursing facility located in Tulsa, Oklahoma for an aggregate purchase price of $5,750,000.  The purchase price consists of a $5,000,000 cash payment and the issuance of shares of our common stock with an aggregate value of $750,000, with such shares valued at the average closing price of our common stock for the ten-day period ending on the last business day prior to the closing of the acquisition.  Pursuant to the Purchase and Sale Agreement, we deposited $150,000 into escrow to be held as earnest money.  We expect the closing of the acquisition to occur on or before June 30, 2012. In addition, an interim management agreement is in place which may result in the facility being incorporated in our financial statements as a variable interest entity beginning on April 1, 2012.

Convacare

On January 17, 2012, we entered into a Purchase and Sale Agreement with Gyman Properties, LLC to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, for an aggregate purchase price of $6,486,000.  Pursuant to the Purchase and Sale Agreement, we deposited $250,000 into escrow to be held as earnest money.  On May 9, 2012, the Company assigned all of its rights under the Purchase and Sale Agreement to GL Nursing, LLC, an entity affiliated with Christopher Brogdon, the Company’s Vice Chairman and Chief Acquisitions Officer.

NOTE 15. SUBSEQUENT EVENTS

Strome Promissory Note

On April 1, 2012, the Company issued a promissory note to Strome Alpha Offshore Ltd., in the amount of $5,000,000.  The promissory note bears interest at 10% per annum and matures in November 2012.  The note may also be prepaid without penalty at any time.  In connection with the issuance of the promissory note, the Company granted to Strome Alpha Offshore Ltd. a warrant to purchase 312,500 shares of common stock at an exercise price per share of $4.00.  The warrant is exercisable until April, 2015. The fair value of the warrant was estimated at $0.64 per share and is included in financing costs and expensed over the life of the promissory note issued in connection with the financing.

NOTE 15. SUBSEQUENT EVENTS (continued)

Arkansas Acquisition

On April 1, 2012, we completed the acquisition of: (i) Little Rock Health & Rehab, a 157-bed skilled nursing facility located in Little Rock, Arkansas; (ii) Northridge Healthcare and Rehabilitation, a 140-bed skilled nursing facility located in North Little Rock, Arkansas; and (iii) Woodland Hills Healthcare and Rehabilitation, a 140-bed skilled nursing facility located in Little Rock, Arkansas from Little Rock Aviv, L.L.C., Woodland Arkansas, L.L.C. and Northridge Arkansas, L.L.C., pursuant to the previously announced Purchase and Sale Agreement, between the sellers and AdCare Property Holdings, LLC, dated as of December 29, 2011, for an aggregate purchase price of $27,280,000.  In connection with the closing of this acquisition, Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, and Woodland Hills HC Property Holdings, LLC, each our wholly owned subsidiary, entered into a Loan Agreement with The PrivateBank and Trust Company in an aggregate principal amount of $21,800,000.

The loan matures on March 30, 2017.  Interest on the loan accrues on the principal balance thereof at an annual rate of the greater of (i) 6.0% per annum or (ii) the LIBOR rate plus 4.0% per annum, and payments for the interest and a portion of the principal balance are payable monthly, commencing on May 1, 2012.  The entire outstanding principal  balance of the loan, together with all accrued but unpaid interest thereon, is payable on March 30, 2017.  The loan is secured by a first mortgage on the real property and improvements constituting the facilities and guaranteed by AdCare.

Glennville PSA

On April 3, 2012, the Company entered into an agreement to acquire a 160-bed skilled nursing facility located in Glennville, Georgia for an aggregate purchase price of $8,240,000.

Springfield Bond Financing

On April 12, 2012, the Company entered into a bond loan agreement with the City of Springfield in the State of Ohio (“Springfield”), pursuant to which Springfield lent to the Company the proceeds from the sale of its Series 2012 Bonds, which consists of the (i) $6,610,000 The City of Springfield, Ohio, First Mortgage Revenue Bonds (Eaglewood Property Holdings, LLC Project), Series 2012A (the “Series 2012A Bonds”); and (ii) $620,000 The City of Springfield, Ohio, First Mortgage Revenue Bonds (Eaglewood Property Holdings, LLC Project), Taxable Series 2012B (the “Series 2012B Bonds”; collectively, the “Series 2012 Bonds”).  The Series 2012A Bonds mature on May 1, 2042 and bear interest at 7.65% annually. The Series 2012B Bonds mature on May 1, 2021 and bear interest at 8.50% annually.  The Company utilized the proceeds from the issuance of the Series 2012 Bonds to repay the $4.5 million loan entered into to complete the acquisition of Eaglewood Village; make certain repairs and improvements to the Eaglewood Village facility; fund certain reserves; and pay the cost of the issuance of the Series 2012 Bonds.

Oklahoma PSA Amendment

On April 17, 2012, the Company amended its agreement with First Commercial Bank, to acquire six skilled nursing facilities located in Oklahoma.  The amendment requires an additional deposit of $50,000 into escrow to be used as earnest money; amends the closing date to the date which is sixty (60) days after all required licenses are received, but in no event later than September 30, 2012; and releases $200,000 from escrow to First Commercial Bank.  Upon the closing of the purchase, the Company shall receive a $200,000 credit against the purchase price; however if the transaction fails to be consummated for any reason other than (i) default by First Commerical Bank; (ii) the failure of a condition to closing to be satisfied; or (iii) an event of casualty or condemnation, First Commercial Bank shall be entitled to retain the $200,000 disbursed from escrow. If the transaction fails to be consummated for any reason other than as described in the preceding sentence, First Commercial Bank shall return the $200,000 to the Company upon demand.

NOTE 15. SUBSEQUENT EVENTS (continued)

Cantone Promissory Note — April 2012

On April 27, 2012, we issued a promissory note in favor of Cantone Asset Management LLC for an aggregate principal amount of $1,500,000.  The note matures on the earlier of: (i) October 1, 2012; or (ii) the date on which we receive proceeds, in an amount not less than $6,000,000, from a public offering or private placement of our common stock or debt securities. Interest on the note accrues on the principal balance thereof at an annual rate of 10%; provided, however, if the entire principal amount of the note is not paid by July 1, 2012, the interest rate shall increase by 1% for each month or part thereof during which any principal amount of the note shall remain unpaid.  We may prepay the note in whole or in part, at any time, without notice or penalty; provided, however, if the note is prepaid prior to October 1, 2012, then we shall continue to pay interest on the note through such date.  Payments of all amounts under the note are subordinate and junior in right of priority to the prior payment in full of a promissory note we issued to Cantone Asset Management LLC, dated March 30, 2012, in the principal amount of $3,500,000.

Sumter Valley PSA

On April 27, 2012, we entered into a Purchase and Sale Agreement with Pinewood Holdings, LLC to acquire the Sumter Valley Nursing and Rehab Center, a 96-bed skilled nursing facility located in Sumter, South Carolina, for an aggregate purchase price of $5,500,000.  The purchase price consists of: (i) $5,250,000 cash consideration; and (ii) a $250,000 promissory note to be issued by AdCare to Pinewood Holdings LLC that shall bear interest at a fixed rate of 6% based on a 15 year amortization schedule.  Pursuant to the Purchase and Sale Agreement, we deposited $100,000 into escrow to be held as earnest money.  We expect the closing of the acquisition to occur on July 31, 2012.

Abington Acquisition

On April 30, 2012, we completed the acquisition of Abington Place Health and Rehab Center, a 120-bed skilled nursing facility located in Little Rock, Arkansas from SCLR, LLC, pursuant to that certain previously announced Purchase and Sale Agreement, between SCLR, LLC and AdCare Property Holdings, LLC, dated as of January 3, 2012, for an aggregate purchase price of $3,600,000. In connection with the closing of this acquisition, APH&R Property Holdings, LLC, our wholly owned subsidiary, entered into a Loan Agreement with Metro City Bank in an aggregate principal amount of $3,425,500.   We will take effective control over operations on June 1, 2012.

The loan matures on September 1, 2012.  Interest on the loan accrues on the principal balance thereof at an annual rate of 2.25% per annum plus the prime interest rate, to be adjusted on a monthly basis (but in no event shall the total interest be less than 6.25% per annum), and payments for the interest are payable monthly, commencing on June 1, 2012 and ending on September 1, 2012.  The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, is payable on September 1, 2012.  The loan is secured by a first mortgage on the real property and improvements constituting the facility.  We assigned to Metro City Bank a certificate of deposit in the amount of $1,000,000 as additional security for the loan.

Convacare

On January 17, 2012, we entered into a Purchase and Sale Agreement with Gyman Properties, LLC to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, for an aggregate purchase price of $6,486,000.  Pursuant to the Purchase and Sale Agreement, we deposited $250,000 into escrow to be held as earnest money.  On May 9, 2012, the Company assigned all of its rights under the Purchase and Sale Agreement to GL Nursing, LLC, an entity affiliated with Christopher Brogdon, the Company’s Vice Chairman and Chief Acquisition Officer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”)  constitute “forward-looking statements.”  These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Specifically, the actions of competitors and customers and our ability to execute the Company’s business plan, and our ability to increase revenues is dependent upon our ability to continue to expand our current business and to expand into new markets, general economic conditions, and other factors.  You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.  You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the financial statements and related notes included in this  Quarterly Report and included in the Annual Report.

Overview

We own and manage retirement communities, assisted living facilities, and nursing homes.  We deliver skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  During the first quarter of 2012, we acquired two facilities (one skilled nursing facility and one assisted living facility), bringing our Company’s total bed count to 3,916 at March 31, 2012.  The following tables provide summary information regarding our recent acquisitions and facility composition.

	March 31, 2012	December 31, 2011	December 31, 2010
Cumulative number of facilities	44	42	27
Cumulative number of operational beds	3,916	3,737	2,428

	Number of	Number of Facilities at March 31, 2012
State	Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Arkansas	530	6	—	—	—	6
Alabama	408	2	1	—	—	3
Georgia	1,497	3	—	10	—	13
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	981	10	—	1	4	15
Oklahoma	314	—	5	—	—	5

Total	3,916	22	6	12	4	44
Facility Type
Skilled Nursing	3,421	14	5	12	3	34
Assisted Living	412	8	1	—	—	9
Independent Living	83	—	—	—	1	1

Total	3,916	22	6	12	4	44

Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities.  During the first quarter 2012, we acquired two facilities (one skilled nursing facility and one assisted living facility), bringing our Company’s total bed count to 3,916 at March 31, 2012.

•                  On December 30, 2011, we acquired a skilled nursing facility and an assisted living facility both located in Springfield, Ohio, for an aggregate adjusted purchase price of $12,412,000.  We obtained effective control and commenced operating these facilities on January 1, 2012.

Subsequent to March 31, 2012, the following acquisitions were completed:

•                  On March 30, 2012, we acquired three skilled nursing facilities located in Little Rock, Arkansas.  The total purchase price was $27,280,000.  We obtained effective control and operations commenced on April 1, 2012.

•                  On April 30, 2012, we acquired a skilled nursing facility located in Little Rock, Arkansas for an aggregate purchase price of $3,600,000.  We will obtain effective control and plan to commence operations on June 1, 2012.

In addition, the following potential acquisitions have been announced during the three months ended March 31, 2012:

•                  On January 17, 2012, we entered into a Purchase and Sale Agreement with Gyman Properties, LLC to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, for an aggregate purchase price of $6,486,000.  Pursuant to the Purchase and Sale Agreement, we deposited $250,000 into escrow to be held as earnest money.  On May 9, 2012, the Company assigned all of its rights under the Purchase and Sale Agreement to GL Nursing, LLC, an entity affiliated with Christopher Brogdon, the Company’s Vice Chairman and Chief Acquisition Officer.

•                  On March 12, 2012, we entered into a Purchase and Sale Agreement with Westlake Nursing Home Limited to acquire a 118-bed skilled nursing facility located in Oklahoma City, Oklahoma, for an aggregate purchase price of $5,800,000.  Pursuant to the Purchase and Sale Agreement, we deposited $25,000 into escrow to be held as earnest money.  We expect the closing of the acquisition to occur on May 15, 2012.

•                  On March 14, 2012, we entered into a Purchase and Sale Agreement with F & F Ventures, LLC and Tulsa Christian Care, Inc., doing business as Companions Specialized Care Center to acquire a 121-bed skilled nursing facility located in Tulsa, Oklahoma for an aggregate purchase price of $5,750,000.  The purchase price consists of a $5,000,000 cash payment and the issuance of shares of our common stock with an aggregate value of $750,000, with such shares valued at the average closing price of our common stock for the ten-day period ending on the last business day prior to the closing of the acquisition.  Pursuant to the Purchase and Sale Agreement, we deposited $150,000 into escrow to be held as earnest money.  We expect the closing of the acquisition to occur on May 30, 2012.  Beginning April 1, 2012, we entered into a management agreement to operate the facility in the interim period which will result in the consolidation of the results of operations as a variable interest entity.

For information regarding purchase and sale agreements of facilities that have been entered into subsequent to March 31, 2012, see Note 15 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

We are currently evaluating potential acquisition opportunities in addition to those described above and we continue to seek new opportunities to further our growth strategy.  No assurance is made that any of these potential acquisition opportunities will be determined to be appropriate for us or that we will complete any of such acquisitions on terms acceptable to us, or at all.

Segments

The Company reports its operations in three segments:  SNF, ALF, and Corporate & Other.  The Company delivers services through wholly owned separate operating subsidiaries.  The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities.  The Corporate & Other segment engages in the management of facilities and accounting and IT services.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating results excludes interest expense and other non-operating income and expenses.  Segment operating results excludes interest expense and other non-operating income and expenses.  See Note 4 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

Skilled Nursing Facilities

We focus on two primary indicators in evaluating the financial performance in this segment.  Those indicators are facility occupancy and patient mix.  Facility occupancy is important as higher occupancy generally leads to higher revenues.  In addition, concentrating on increasing the number of Medicare covered admissions (the “patient mix”) helps in increasing revenues.  We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis.

For the three months ended March 31, 2012, revenue in our skilled nursing segment increased approximately $18,354,000 compared to March 31, 2011, as a result of acquisitions during the year.  This segment had an income from operations of $3,090,000 as a result of optimization of occupancy and quality mix as well as expense control.  We expect to continue to implement and refine strategies designed to sustain these goals.  Total assets increased $54,991,000 due to acquisitions made since March 31, 2011.

“Same Facilities” results represent those owned and leased facilities we began to operate prior to April 1, 2011.

“Recently Acquired Facilities” results represents those owned and leased facilities we began to operate subsequent to April 1, 2011.

Average Occupancy

	Three Months Ended March 31,
	2012	2011
Same Facilities	85.9%	86.8%
Recently Acquired Facilities	74.6%	n/a
Total	81.1%	86.8%

We continue our work towards maximizing the number of patients covered by Medicare where our operating margins are higher.

Patient Mix

Three Months Ended March 31,

			Recently
			Acquired
	Same Facilities		Facilities		Total
	2012	2011	2012	2011	2012	2011
Medicare	15.0%	15.5%	13.2%	n/a	14.3%	15.5%
Medicaid	73.2%	76.4%	73.8%	n/a	73.4%	76.4%
Other	11.8%	8.1%	13.0%	n/a	12.3%	8.1%
Total	100.0%	100.0%	100.0%	n/a	100.0%	100.0%

For the Three Months Ended March 31, 2012:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 Q1	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
Region (SNF Only)	End(1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	83.7%	12.8%	$4,920	$385.43	$182.77
Arkansas	498	498	70.9%	12.8%	$6,422	$355.28	$171.31
Georgia	1,497	1,497	86.6%	14.5%	$23,868	$468.73	$145.70
Missouri	80	80	61.3%	24.1%	$923	$399.28	$134.01
North Carolina	106	106	89.0%	18.1%	$1,906	$465.60	$154.91
Ohio	293	293	82.9%	17.7%	$5,282	$467.15	$158.76
Oklahoma	314	314	69.3%	9.4%	$3,225	$430.04	$123.94
Total	3,092	3,092	81.1%	14.3%	$46,547	$442.03	$152.21

(1)       Excludes managed beds which are not consolidated.

(2)       ADC is the Average Daily Census

(3)       PPD is the Per Patient Day equivalent

Assisted Living Facilities

For the three months ended March 31, 2012, revenue in our ALF segment increased approximately $920,000 compared to March 31, 2011 as a result of increased revenue from acquisitions, an annual increase in rates charged to privately paying residents and increasing occupancy.  This segment had income from operations of $694,000.  Total assets increased $5,103,000 primarily due to acquisitions since March 31, 2011 and other building improvements made during the last 12 months.

	Average Occupancy
	Three Months Ended March 31,
	2012	2011
Total	81.4%	74.5%

Comparison for the three months ended March 31, 2012 and 2011

	Total Patient Care Revenues Three Months Ended March 31,
Assisted Living	2012	2011
Same Facilities	$2,596	2,341
Recently Acquired Facilities	665	n/a
Total	$3,261	$2,341

Residents of our assisted living facilities rely on their personal investments and wealth to pay for their stay.  Although many of the risks still remain, such as declines in market values of investments, depressed market for the sale of private homes, and adult children caring for their elderly at home, we have seen an increase in census.

Corporate & Other

We manage three skilled nursing facilities and one independent living campus for third party owners under management agreements that either are for a fixed monthly fee or for a percentage of revenue generated by the managed facility.  Depending on the type of management agreement, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility’s revenue increases for the management agreements that are based on a percentage of revenue.  This segment includes our corporate overhead expenses, which are made up of salaries of our senior management team members and various other corporate expenses, including, but not limited to, corporate office operating expenses, audit fees, legal fees and board activities.  Additionally, non-cash charges for compensation expense related to warrants, restricted stock and stock options are included in corporate overhead.  We do not allocate these expenses to the divisions or separate them from management and development business for management review purposes.

Results of Operations

	Total Patient Care Revenues
(Amounts in 000s)	Three Months Ended March 31,
Skilled Nursing	2012	2011
Same Facilities	$29,090	$28,191
Recently Acquired Facilities	17,455	n/a
Total	$46,545	$28,191

	Three Months Ended March 31,
Assisted Living	2012	2011
Same Facilities	$2,596	$2,341
Recently Acquired Facilities	665	n/a
Total	$3,261	$2,341

Comparison for the three months ended March 31, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased $19.3 million, or 63%.

Revenue in our SNF segment increased approximately $18,354,000 when compared to the three months ended March 31, 2011, primarily as a result of additional facilities acquired since March, 2011.  In addition, census and quality mix improved existing facilities.  This segment had a net income from operations of $3,090,000 which is $2,585,000 higher compared to the three months ended March 31, 2011 as a result of higher revenue due to acquisitions and improved reimbursement. We are seeking to increase facility occupancy and to increase the number of patients covered by Medicare.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased approximately $920,000 when compared to the three months ended March 31, 2011, as a result of increased census and levels of care as well as the addition of one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $694,000 which is $490,000 more than the same period in 2011 from increased occupancy and an annual increase in rates charged to residents of the facilities.

Management Revenue - For the periods presented, management revenues (net of eliminations) decreased $135,000, or 27%, as a result of fewer managed facilities.

Cost of Sales — For the periods presented, cost of sales was approximately $40,123,000 compared to $25,175,000 for the same period a year ago.  This is the result of numerous acquisitions over the past 12 months.

General and Administrative - For the periods presented, general and administrative costs have increased $1,007,000 due to additional management staff necessary to direct the growth and maximize the results of the newly acquired facilities.

Three Months Ended March 31, 2012

(Amounts in 000s)	Same Facilities	Recently Acquired Facilities	Total
SNF Other Operating Expenses	$27,482	$15,973	$43,455
ALF Other Operating Expenses	2,055	512	2,567
Management/Corporate Other Operating Expenses	4,079	—	4,079
Eliminations	(1,579)	(906)	(2,485)
Total Other Operating Expenses	$32,037	$15,579	$47,616

Infrastructure Costs - Company management separately identifies certain costs, which the Company has incurred that we believe are directly related to the growth of the Company.  These “infrastructure costs” include, but are not limited to, additional management and staff necessary to support our operational teams in our newly acquired facilities, including those in states that we have not previously operated.  These costs are included on the Consolidated Statement of Operations (included elsewhere in this Quarterly Report) under General and Administrative Expenses. Infrastructure costs are estimated as $159,000 and $117,000 for the three months ended March 31, 2012 and 2011, respectively.

Facility Rent Expense - For the periods presented, lease expenses increased $162,000 due to annual increases and the addition of the one new leased facility in the fourth quarter of 2011.

	Three Months Ended March 31
(Amounts in 000s)	2012	2011
Lease Expense	$2,065	$1,903

Depreciation and Amortization - For the periods presented, depreciation and amortization increased $850,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods. In addition, the acquisitions resulted in intangibles that are being amortized during the period.

Interest Expense, net - For the periods presented, interest expense, net increased $1.5 million, or 106%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced and an increase in the amortization of deferred loan costs associated with the new debt agreements.

Acquisition Costs, net of Gains - For the period ended March 31, 2012, acquisition costs, net of gains was an expense of $293,000, compared to a net gain of $979,000 for the comparative period.  For the period ended March 31, 2012, the total acquisition costs were legal fees directly related to the acquisition of the two Ohio facilities and other costs incurred on potential future acquisitions.  For the period ended March 31, 2011, the amount was the result of gains recognized on the acquisition of the Sylva, North Carolina facility during the first quarter, 2011.

Derivative Gain/Loss - For the period ended March 31, 2012, the derivative gain was $410,000, compared to a loss of $1,350,000 for the same period in 2011. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines.  The price of the common stock of the Company declined during the three-month period ended March 31, 2012.

Other Income/(Expense) - For the periods presented, other income decreased $622,000.  There was a recovery of receivables recorded in the prior year.

Critical Accounting Policies and Use of Estimates

There have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in the Annual Report.

Liquidity and Capital Resources

Overview

Liquidity is the measure of the Company’s ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion and other activities.  Historically, the Company has met its liquidity requirements through a combination of net cash flow from operations, debt from third party lenders and issuances of other debt and equity securities.

We have negative working capital of approximately $6,537,000 at March 31, 2012.  Our ability to sustain profitable operations is dependent on continued growth in revenue and controlling costs.

During the next twelve months, the Company believes it will require additional financing to satisfy its financial obligations and implement its expansion strategy.  The Company is currently exploring several financing alternatives and may seek to raise additional capital through the sale of additional debt or equity securities, although there is no assurance that the Company will be able to raise additional capital through the issuance of debt or equity securities on terms acceptable to it, or at all.  If the Company is unable to secure such additional financing, then the Company may be required to restructure its outstanding indebtedness and delay or modify its expansion plans.

Eaglewood Facilities Financing

On January 1, 2012, Woodland Holdings, LLC, our wholly owned subsidiary, entered into a loan agreement with The PrivateBank and Trust Company in an aggregate principal amount of $4,800,000.  The loan was used to fund the acquisition of the Woodland Manor facility located in Springfield, Ohio.

The loan matures on December 30, 2016.  Interest on the loan accrues on the principal balance thereof at an annual rate of the greater of (i) 6.0% per annum or (ii) the LIBOR rate plus 4.0% per annum, and payments for the interest and a portion of the principal balance are payable monthly, commencing on February 1, 2012 and ending on December 1, 2016.  The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, is payable on December 30, 2016. The loan is secured by a first mortgage on the real property and improvements constituting the Woodland Manor facility and guaranteed by AdCare.

In addition, on January 1, 2012, Eaglewood Holdings, LLC and Eaglewood Village, LLC, our wholly owned subsidiaries, jointly and severally issued two promissory notes to Eaglewood Villa, Ltd. in the amount of $4,500,000 and $500,000.  Proceeds from the notes were used to fund the acquisition of the Eaglewood Village facility located in Springfield, Ohio.

The $500,000 note matures on December 30, 2016 and the $4,500,000 note matures on June 30, 2012.  Interest on the $500,000 note accrues at a rate of 6.5% per annum and interest on the $4,500,000 Eaglewood Loan accrues at a rate of (i) 6.5% per annum from January 1, 2012 to February 29, 2012; (ii) 8.5% per annum from March 1, 2012 to April 30, 2012; and (iii) 10.5% per annum from May 1, 2012 to June 30, 2012. Principal and interest payments under the notes shall be due and payable monthly, beginning on February 1, 2012.  The notes are secured by a mortgage on the real property and improvements constituting the Eaglewood Village facility.

HUD Financing

On January 31, 2012, we refinanced the mortgage on our Home & Hearth of Vandalia facility to obtain a term note guaranteed by HUD.  The HUD mortgage note requires monthly principal and interest payments with an annual fixed interest rate of 3.74%.  The note matures in 2041.  The note has a prepayment penalty of 8% for any prepayment made prior to March 1, 2014, which penalty is reduced by 1% each year thereafter until the eighth anniversary of such date, after which there is no prepayment penalty.

Cantone Promissory Note — March 2012

On March 29, 2012, we issued a promissory note in favor of Cantone Asset Management LLC for an aggregate principal amount of $3,500,000.  The note matures on the earlier of: (i) October 1, 2012; or (ii) the date on which we shall receive proceeds, in an amount not less than $6,000,000, from a public offering or private placement of our common stock. Interest on the note accrues on the principal balance thereof at an annual rate of 10%; provided, however, if the entire principal amount of the note is not paid by July 1, 2012, the interest rate shall increase by 1% for each month or part thereof during which any principal amount of the note shall remain unpaid.  We may prepay the note in whole or in part, at any time, without notice or penalty; provided, however, if the note is prepaid prior to October 1, 2012, then we shall continue to pay interest on the note through such date.

In connection with the issuance of the note, Cantone Research, Inc. has agreed to provide us with certain consulting services for a monthly fee if the Company and Cantone Asset Management LLC (or an affiliated entity) do not agree to the terms of an additional financing arrangement pursuant to which it (or affiliated entity) would loan to us at least $4,000,000 for a four-year term.

2012 Public Stock Offering

In March 2012, we completed a firm commitment underwritten public offering of 1,100,000 shares of our common stock at a public offering price of $3.75 per share.  We received net proceeds of approximately $3.6 million after deducting underwriting discounts, and other offering-related expenses of approximately $0.5 million.  We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

The Company has also granted the underwriters in the offering an option for 45 days to purchase an additional 165,000 shares of common stock to cover over-allotments, if any. This over-allotment option expires on May 11, 2012.

For information on financings that have been entered into subsequent to March 31, 2012, see Note 15 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31
	2012	2011
Net cash provided by operating activities - continuing operations	$2,066	$623
Net cash (used in) provided by operating activities - discontinued operations	(204)	160
Net cash used in investing activities - continuing operations	(3,012)	(545)
Net cash provided by financing activities - continuing operations	5,162	5,601
Net cash used in financing activities - discontinued operations	(48)	(46)
Net change in cash and cash equivalents	3,964	5,793
Cash and cash equivalents at beginning of period	7,364	3,911
Cash and cash equivalents at end of period	$11,328	$9,704

Three months ended March 31, 2012

Net cash provided by operating activities for the three months ended March 31, 2012, was approximately $1,862,000 consisting primarily of our net loss and changes in working capital, offset by noncash charges (primarily depreciation and amortization, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activity.

Net cash used in investing activities for the three months ended March 31, 2012, was approximately $3,012,000.  This is primarily the result of funding our acquisitions, including making escrow deposits.

Net cash provided by financing activities was approximately $5,114,000 for the three months ended March 31, 2012.  This is primarily the result of cash proceeds received from warrant exercises, the public stock offering, and proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations.

Three months ended March 31, 2011

Net cash used in operating activities for the three months ended March 31, 2011 was approximately $783,000 consisting primarily of our net loss from operations and changes in working capital partially offset by noncash charges, all primarily the result of routine operating activity.

Net cash used in investing activities for the three months ended March 31, 2011 was approximately $545,000.  This is primarily the result of deposits for acquisitions and the purchase of additional equipment offset partially by reductions in restricted cash and investments.

Net cash provided by financing activities was approximately $5,555,000 for the three months ended March 31, 2011.  This is primarily the result of proceeds from the convertible debt issuance net of issuance costs on March 31, 2011, and increases in borrowings on the line of credit partially offset by repayments of existing debt obligations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required.

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

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated  the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On May 9, 2012, we entered into an Assignment of Purchase and Sale Agreement with GL Nursing, LLC (“GL Nursing”), pursuant to which we assigned all of our rights, and GL Nursing assumed all of our obligations, under that certain Purchase and Sale Agreement, as amended, made and entered into as of January 17, 2012, by and between AdCare Property Holdings, LLC and Gyman Properties, LLC.

Pursuant to the Purchase and Sale Agreement and as previously disclosed: (i) we had the right to acquire land, buildings, improvements, furniture, fixtures and equipment comprising a 141-bed skilled nursing facility known as Golden Years Manor located in Lonoke, Arkansas for an aggregate purchase price of $6,486,000; and (ii) in connection therewith, deposited $250,000 into escrow as a deposit and extension fee. Pursuant to the Assignment of Purchase and Sale Agreement, GL Nursing has agreed to reimburse us the $250,000 deposit and all of our out-of-pocket costs relating to the Golden Years Manor facility upon the closing of the acquisition.

Christopher Brogdon, the Company’s Vice Chairman and Chief Acquisition Officer and a beneficial owner of greater than 10% of the Company’s common stock, beneficially owns and controls GL Nursing. For a further description of the Company’s relationship with Mr. Brogdon, see the information set forth in: (i) the section entitled “Certain Information and Related Party Transactions” of our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2012; (ii) the Annual Report; and (iii) Item 1.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2012, which sections and items are incorporated herein by this reference.

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

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

2.2	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

2.3	Purchase and Sale Agreement, dated March 12, 2012, by and between Westlake Nursing Home Limited and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

2.4	Purchase and Sale Agreement, dated March 14, 2012, by and between F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a/ Companions Specialized Care Center and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

2.5	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012

2.6	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012

2.7	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and Pinewood Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

2.8	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542)

Exhibit No.	Description	Method of Filing

filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Filed herewith

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Filed herewith

10.1	Mortgage Deed, recorded January 31, 2012, executed by Hearth and Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Filed herewith

10.2	Mortgage Note, dated January 1, 2012, entered into by Hearth & Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Filed herewith

10.3	Security Agreement, dated January 1, 2012, by and between Hearth and Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Filed herewith

10.4	Lessee Security Agreement, dated January 1, 2012, by and among AdCare Health Systems, Inc., Hearth & Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Filed herewith

10.5

Modification Agreement, dated as of March 9, 2012, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC, Valley River Nursing, LLC, Homestead Nursing, LLC, Woodland Manor Nursing, LLC, Mountain View Nursing, LLC, AdCare Health Systems, Inc. and the PrivateBank and Trust Company

Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

10.6

Loan Agreement, dated as of March 30, 2012, by and among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Filed herewith

10.7

Promissory Note, dated as of March 30, 2012, issued by Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $21,800,000

Filed herewith

Exhibit No.	Description	Method of Filing

10.8	Promissory Note, dated April 1, 2012, issued by AdCare Health Systems, Inc. in favor of Strome Alpha Offshore Ltd., in the amount of $5,000,000	Filed herewith

10.9	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Filed herewith

10.10	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC	Filed herewith

10.11

Guaranty of Payment and Performance, dated as of March 30, 2012, made by AdCare Health Systems, Inc., Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company

Filed herewith

10.12

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Filed herewith

10.13

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Filed herewith

10.14

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Filed herewith

10.15	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Filed herewith

10.16	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Filed herewith

10.17	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Filed herewith

10.18	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Filed herewith

10.19	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Filed herewith

Exhibit No.	Description	Method of Filing

10.20	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Filed herewith

10.21	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Filed herewith

10.22	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.23	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.24	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.25	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.26	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.27	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.28	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.29	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.30	Assignment of Purchase and Sale Agreement, dated May 9, 2012, between AdCare Property Holdings, LLC and GL Nursing, LLC	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-	Filed herewith

Exhibit No.	Description	Method of Filing

Oxley Act

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 and (i) the Notes to Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	May 10, 2012	/s/Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2012	/s/Martin D. Brew
Martin D. Brew
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

2.2	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

2.3	Purchase and Sale Agreement, dated March 12, 2012, by and between Westlake Nursing Home Limited and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

2.4	Purchase and Sale Agreement, dated March 14, 2012, by and between F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a/ Companions Specialized Care Center and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

2.5	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012

2.6	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012

2.7	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and Pinewood Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

2.8	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of	Incorporated by reference to Exhibit 3.3 of the Company’s

Exhibit No.	Description	Method of Filing

	Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Filed herewith

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Filed herewith

10.1	Mortgage Deed, recorded January 31, 2012, executed by Hearth and Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Filed herewith

10.2	Mortgage Note, dated January 1, 2012, entered into by Hearth & Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Filed herewith

10.3	Security Agreement, dated January 1, 2012, by and between Hearth and Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Filed herewith

10.4	Lessee Security Agreement, dated January 1, 2012, by and among AdCare Health Systems, Inc., Hearth & Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Filed herewith

10.5

Modification Agreement, dated as of March 9, 2012, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC, Valley River Nursing, LLC, Homestead Nursing, LLC, Woodland Manor Nursing, LLC, Mountain View Nursing, LLC, AdCare Health Systems, Inc. and the PrivateBank and Trust Company

Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

10.6

Loan Agreement, dated as of March 30, 2012, by and among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Filed herewith

10.7

Promissory Note, dated as of March 30, 2012, issued by Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $21,800,000

Filed herewith

10.8	Promissory Note, dated April 1, 2012, issued by AdCare Health Systems, Inc. in favor of Strome Alpha Offshore Ltd., in the amount of $5,000,000	Filed herewith

10.9	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Filed herewith

10.10	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset	Filed herewith

Exhibit No.	Description	Method of Filing

Management LLC

10.11

Guaranty of Payment and Performance, dated as of March 30, 2012, made by AdCare Health Systems, Inc., Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company

Filed herewith

10.12

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Filed herewith

10.13

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Filed herewith

10.14

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Filed herewith

10.15	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Filed herewith

10.16	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Filed herewith

10.17	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Filed herewith

10.18	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Filed herewith

10.19	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Filed herewith

10.20	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Filed herewith

10.21	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Filed herewith

10.22	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed

Exhibit No.	Description	Method of Filing

May 3, 2012

10.23	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.24	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.25	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.26	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.27	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.28	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.29	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.30	Assignment of Purchase and Sale Agreement, dated May 9, 2012, between AdCare Property Holdings, LLC and GL Nursing, LLC	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

Exhibit No.	Description	Method of Filing

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 and (i) the Notes to Consolidated Financial Statements.

Filed herewith