Form 10-Q
period 2012-06-30
ADCARE HEALTH SYSTEMS INC
filed 2012-08-07
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33135

AdCare Health Systems, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1332119
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1145 Hembree Road, Roswell, GA 30076

(Address of principal executive offices)

(678) 869-5116

(Registrant’s telephone number, including area code)

5057 Troy Road, Springfield, OH 45502-9032

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2012:  13,696,538 shares of common stock with no par value were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000s)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,373	$7,364
Restricted cash and cash equivalents	3,624	1,883
Accounts receivable, net of allowance of $2,460 and $1,346	26,964	18,759
Prepaid expenses and other	668	663
Assets of disposal group held for sale	38	47
Total current assets	40,667	28,716

Restricted cash and investments	5,812	4,870
Property and equipment, net	147,093	105,143
Intangible assets — bed licenses	2,464	1,189
Intangible assets — lease rights, net	7,925	8,460
Goodwill	906	906
Escrow deposits for acquisitions	1,513	3,172
Lease deposits	1,725	1,685
Deferred loan costs, net	5,733	4,818
Other assets	71	122
Total assets	$213,909	$159,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$9,401	$4,567
Revolving credit facilities and lines of credit	1,900	7,343
Accounts payable	16,601	12,075
Accrued expenses	11,424	9,858
Liabilities of disposal group held for sale	143	240
Total current liabilities	39,469	34,083

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	116,603	87,771
Convertible debt, net of discounts	15,035	14,614
Revolving credit facilities	7,064	1,308
Other debt	12,880	1,400
Derivative liability	1,127	1,889
Other liabilities	1,729	2,437
Deferred tax liability	87	86
Total liabilities	193,994	143,588

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:
Preferred stock, no par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 13,697 and 12,193 shares issued and outstanding	39,647	35,047
Accumulated deficit	(18,240)	(18,713)
Total stockholders’ equity	21,407	16,334
Noncontrolling interest in subsidiaries	(1,492)	(841)
Total equity	19,915	15,493
Total liabilities and stockholders’ equity	$213,909	$159,081

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Patient care revenues	$54,642	$33,872	$104,450	$64,404
Management revenues	363	484	726	982
Total revenues	55,005	34,356	105,176	65,386

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	42,227	27,104	82,350	52,279
General and administrative	4,929	3,167	8,860	6,091
Facility rent expense	2,050	1,947	4,115	3,850
Depreciation and amortization	1,761	705	3,258	1,352
Salary retirement and continuation costs	—	622	—	622
Total expenses	50,967	33,545	98,583	64,194

Income from Operations	4,038	811	6,593	1,192

Other Income (Expense):
Interest expense, net	(3,366)	(1,852)	(6,320)	(3,288)
Acquisition costs, net of gains	(524)	(622)	(817)	357
Derivative gain (loss)	353	(2,588)	763	(3,938)
Loss on extinguishment of debt	—	(77)	—	(77)
Other income (expense)	(13)	(19)	(29)	587
Total other expense, net	(3,550)	(5,158)	(6,403)	(6,359)

Income (Loss) from Continuing Operations Before Income Taxes	488	(4,347)	190	(5,167)
Income Tax Expense	(45)	(124)	(99)	(210)
Income (Loss) from Continuing Operations	443	(4,471)	91	(5,377)
Loss from discontinued operations	(160)	(91)	(269)	(126)
Net Income (Loss)	283	(4,562)	(178)	(5,503)
Net Loss Attributable to Noncontrolling Interests	396	165	651	341
Net Income (Loss) Attributable to AdCare Health Systems	$679	$(4,397)	$473	$(5,162)

Net Income (Loss) per Common Share — Basic:
Continuing Operations	$0.06	$(0.49)	$0.06	$(0.58)
Discontinued Operations	(0.01)	(0.01)	(0.02)	(0.01)
	$0.05	$(0.50)	$0.04	$(0.59)
Net Income (Loss) per Common Share — Diluted:
Continuing Operations	$0.06	$(0.49)	$0.06	$(0.58)
Discontinued Operations	(0.01)	(0.01)	(0.02)	(0.01)
	$0.05	$(0.50)	$0.04	$(0.59)

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000s)

(Unaudited)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total

Balance, January 1, 2012	12,193	$35,047	$(18,713)	$(841)	$15,493

Nonemployee warrants for services	—	390	—	—	390
Stock based compensation expense	—	347	—	—	347
Public stock offering, net	1,165	3,768	—	—	3,768
Exercises of options and warrants	69	95	—	—	95
Issuance of restricted stock	270	—	—	—	—
Net income (loss)	—	—	473	(651)	(178)
Balance, June 30, 2012	13,697	$39,647	$(18,240)	$(1,492)	$19,915

See notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000s)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Loss	$(178)	$(5,503)
Net Loss from discontinued operations	269	126
Net Income (loss) from continuing operations	91	(5,377)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,258	1,352
Warrants issued for services	—	297
Stock based compensation expense	347	467
Provision for leases in excess of cash	291	379
Amortization of deferred financing costs	975	407
Amortization of debt discounts	429	445
Derivative (gain) loss	(763)	3,938
Loss on debt extinguishment	—	77
Deferred tax expense	1	95
(Gain) loss on disposal of assets	(2)	126
Gain on acquisitions	—	(1,104)
Provision for bad debts	1,233	351
Other noncash items	29	45
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(9,306)	(3,538)
Prepaid expenses and other	(4)	278
Other assets	50	(29)
Accounts payable and accrued expenses	5,081	3,010
Net cash provided by operating activities — continuing operations	1,710	1,219
Net cash (used in) provided by operating activities — discontinued operations	(426)	14
Net cash provided by operating activities	1,284	1,233

Cash flows from investing activities:
Proceeds from property and equipment	3	—
Change in restricted cash and investments	(485)	(110)
Acquisitions	(8,849)	(5,793)
Purchase of property and equipment	(2,569)	(1,943)
Net cash used in investing activities	(11,900)	(7,846)
Cash flows from financing activities:
Proceeds from debt	11,515	4,830
Debt issuance costs	(205)	(175)
Change in line of credit	312	4,287
Exercise of warrants and options	95	219
Proceeds from stock issuances, net	3,768	—
Repayment of notes payable	(2,763)	(709)
Net cash provided by financing activities — continuing operations	12,722	8,452
Net cash used in financing activities — discontinued operations	(97)	(89)
Net cash provided by financing activities	12,625	8,363

Net Change in Cash	2,009	1,750
Cash, Beginning	7,364	3,911
Cash, Ending	$9,373	$5,661

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,630	$2,438
Income Taxes	$46	$—
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$32,720	$17,384
Warrants issued for financings costs	$390	$330
Other assets acquired in exchange for debt	$3,490	$3,427

See notes to consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”).  Controlled subsidiaries include AdCare’s majority owned subsidiaries and variable interest entities (“VIE”) in which AdCare has control as primary beneficiary.  A “primary beneficiary” is the party in a VIE that has both of the following characteristics:  (a.) The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b.) The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company delivers skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  All inter-company accounts and transactions were eliminated in the consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  In the opinion of the Company’s management, all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of common shares upon conversion or exercise of convertible securities and the weighted-average number of common shares outstanding includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from options, warrants and non-vested shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance.

	Three Months Ended June 30,
	2012			2011
(Amounts in 000s, except per share data)	Income (loss)	Shares (1)	Per Share	Income (loss)	Shares (1)	Per Share
Continuing Operations:
Income (loss) from continuing operations	$443			$(4,471)
Net loss attributable to noncontrolling interests	396			165
Basic income (loss) from continuing operations	$839	13,467	$0.06	$(4,306)	8,847	$(0.49)
Effect from options, warrants and non-vested shares	—	447		—	—
Effect from assumed issuance of convertible shares (2)	—	—		—	—
Diluted net income (loss)from continuing operations	$839	13,914	$0.06	$(4,306)	8,847	$(0.49)

Discontinued Operations:
Basic loss from discontinued operations	$(160)	13,467	$(0.01)	$(91)	8,847	$(0.01)
Diluted loss from discontinued operations	$(160)	13,467	$(0.01)	$(91)	8,847	$(0.01)

Net Income (Loss) Attributable to AdCare:
Basic net income (loss)	$679	13,467	$0.05	$(4,397)	8,847	$(0.50)
Diluted net income (loss)	$679	13,914	$0.05	$(4,397)	8,847	$(0.50)

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

	Six Months Ended June 30,
	2012			2011
(Amounts in 000s, except per share data)	Income (loss)	Shares (1)	Per Share	Income (loss)	Shares (1)	Per Share
Continuing Operations:
Income (loss) from continuing operations	$91			$(5,377)
Net loss attributable to noncontrolling interests	651			341
Basic income (loss) from continuing operations	$742	12,834	$0.06	$(5,036)	8,806	$(0.58)
Effect from options, warrants and non-vested shares	—	562		—	—
Effect from assumed issuance of convertible shares (2)	—	—		—	—
Diluted net income (loss) from continuing operations	$742	13,396	$0.06	$(5,036)	8,806	$(0.58)

Discontinued Operations:
Basic loss from discontinued operations	$(269)	12,834	$(0.02)	$(126)	8,806	$(0.01)
Diluted loss from discontinued operations	$(269)	12,834	$(0.02)	$(126)	8,806	$(0.01)

Net Income (Loss) Attributable to AdCare:
Basic net income (loss)	$473	12,834	$0.04	$(5,162)	8,806	$(0.59)
Diluted net income (loss)	$473	13,396	$0.04	$(5,162)	8,806	$(0.59)

(1) The weighted average shares outstanding includes retroactive adjustments from the stock dividend issued on October 1, 2011.

(2) The impact of the conversion of the 2010 and 2011 convertible notes were excluded as the impact would be anti-dilutive.

Intangible Assets and Goodwill

There have been no required impairment adjustments to intangible assets and goodwill during the six months ended June 30, 2012.

Intangible assets consist of the following:

	June 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amounts in (000s)	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease Rights	$9,545	$1,620	$7,925	$9,545	$1,085	$8,460
Bed Licenses (included in property and equipment)	34,664	1,056	33,608	26,149	533	25,616
Bed Licenses - Separable	2,464	—	2,464	1,189	—	1,189
Totals	$46,673	$2,676	$43,997	$36,883	$1,618	$35,265

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Intangible Assets and Goodwill

For the six months ended June 30, 2012, amortization expense was approximately $523,000 for bed licenses included in property and equipment.  There was no amortization of bed licenses for the six months ended June 30, 2011.   For the six months ended June 30, 2012 and 2011, amortization expense was $535,000 and $442,000, respectively, for lease rights.  Estimated amortization expense for each of the following years ending December 31 is as follows:

(Amounts in 000s)	Lease Rights	Bed Licenses
2012 (remainder)	$534	$601
2013	1,069	1,202
2014	1,010	1,202
2015	885	1,202
2016	885	1,202
Thereafter	3,542	28,199
	$7,925	$33,608

Compensated Absences

In 2012, the Company removed the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, vacation time previously accumulated must be used by the employee by December 31, 2012 or it will be forfeited.  Management has estimated the potential forfeitures and has adjusted the vacation accrual accordingly.

NOTE 2.       LIQUIDITY AND PROFITABILITY

The Company had net income of approximately $679,000 and $473,000 for the three and six months ended June 30, 2012, respectively, and a net loss of $4,397,000 and $5,162,000 for the three and six months ended June 30, 2011, respectively.  The Company had positive working capital of approximately $1,198,000 at June 30, 2012.  The Company’s ability to sustain profitable operations is dependent on continued growth in revenue and controlling costs.

Management’s plans for increasing liquidity and profitability in future years include the following:

•             increasing facility occupancy and improving the occupancy mix by increasing Medicare patients;

•             acquiring additional long term care facilities with existing cash flowing operations to expand our operations, and

•             refinancing debt where possible to obtain more favorable terms.

Management believes that the foregoing actions, if taken by the Company, should provide the opportunity for the Company to improve liquidity and achieve profitability; however, there is no assurance that such actions will occur or, if they do occur, that they will result in improved liquidity or profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the decision to exit the home health business, the assets and liabilities that are expected to be sold are reflected as assets and liabilities held for sale and are comprised of the following:

(Amounts in 000s)	June 30, 2012	December 31, 2011
Property and equipment, net	$36	$45
Other assets	2	2
Assets of disposal group held for sale	$38	$47

Current portion of debt	$143	$197
Notes payable	—	43
Liabilities of disposal group held for sale	$143	$240

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

NOTE 4.       SEGMENTS

The Company reports its operations in three segments:  Skilled Nursing Facility (“SNF”), Assisted Living Facility (“ALF”), and Corporate & Other. The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting, and the management of those facilities. The Corporate & Other segment engages in the management of facilities and accounting and IT services. We evaluate financial performance and allocate resources primarily based upon segment operating income (loss). Segment operating results excludes interest expense and other non-operating income and expenses. The table below sets forth our segment information for the three and six months ended June 30, 2012 and 2011.

			Corporate
(Amounts in 000s)	SNF	ALF	& Other	Eliminations	Total
Three months ended June 30, 2012
Net revenues	$51,230	$3,413	$3,131	$(2,769)	$55,005
Cost of services	42,493	2,563	(60)	(2,769)	42,227
General and administrative	(36)	—	4,965	—	4,929
Facility rent expense	2,000	—	50	—	2,050
Depreciation and amortization	1,369	220	172	—	1,761
Operating income/(loss)	$5,404	$630	$(1,996)	$—	$4,038

Three months ended June 30, 2011
Net revenues	$31,462	$2,410	$2,585	$(2,101)	$34,356
Cost of services	27,283	1,869	53	(2,101)	27,104
General and administrative	—	—	3,167	—	3,167
Facility rent expense	1,902	—	45	—	1,947
Depreciation and amortization	504	161	40	—	705
Salary retirement and continuation costs	—	—	622	—	622
Operating income/(loss)	$1,773	$380	$(1,342)	$—	$811

Six months ended June 30, 2012
Net revenues	$97,775	$6,674	$5,981	$(5,254)	$105,176
Cost of services	82,770	4,920	(86)	(5,254)	82,350
General and administrative	—	—	8,860	—	8,860
Facility rent expense	4,026	—	89	—	4,115
Depreciation and amortization	2,485	430	343	—	3,258
Operating income/(loss)	$8,494	$1,324	$(3,225)	$—	$6,593
Total assets	$154,971	$29,371	$29,567	$—	$213,909

Six months ended June 30, 2011
Net revenues	$59,653	$4,751	$5,297	$(4,315)	$65,386
Cost of services	52,607	3,854	133	(4,315)	52,279
General and administrative	—	—	6,091	—	6,091
Facility rent expense	3,805	—	45	—	3,850
Depreciation and amortization	963	313	76	—	1,352
Salary retirement and continuation costs	—	—	622	—	622
Operating income/(loss)	$2,278	$584	$(1,670)	$—	$1,192
Total assets	$68,317	$21,518	$26,103	$—	$115,938

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

NOTE 5.  PROPERTY AND EQUIPMENT

(Amounts in 000s)	Estimated Useful Lives (Years)	June 30, 2012	December 31, 2011
Buildings and improvements	5-40	$134,232	$96,065
Equipment	2-10	11,114	7,108
Land	—	9,867	7,636
Computer related	2-10	2,517	2,414
Construction in process	—	195	77
		157,925	113,300
Less: accumulated depreciation expense		9,776	7,624
Less: accumulated amortization expense		1,056	533
Property and equipment, net		$147,093	$105,143

For the six months ended June 30, 2012 and 2011, depreciation and amortization expense was approximately $2,723,000 and $910,000, respectively.

NOTE 6.  RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

	June 30,	December 31,
(Amounts in 000s)	2012	2011
HUD escrow deposits	$249	$326
Funds held in trust for residents	21	45
Refundable escrow deposit	—	500
Collateral certificates of deposit	3,354	1,012
Total current portion	3,624	1,883

HUD reserve replacements	1,111	1,130
Reserves for capital improvements	2,429	1,767
Restricted investments for other debt obligations	2,272	1,973
Total noncurrent portion	5,812	4,870

Total restricted cash and investments	$9,436	$6,753

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
(Amounts in 000s)	2012	2011
Accrued payroll related	$5,788	$5,040
Accrued employee benefits	1,525	2,023
Real estate and other taxes	1,275	982
Other accrued expenses	2,836	1,813
	$11,424	$9,858

NOTE 8.  NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

	June 30,	December 31,
(Amounts in 000s)	2012	2011
Revolving credit facilities and lines of credit	$8,964	$8,651
Senior debt HUD	15,802	15,738
Senior debt USDA	38,343	38,717
Senior debt SBA	4,996	5,087
Senior debt bonds, net of discount	13,083	6,176
Senior debt other mortgage indebtedness	53,511	23,823
Other debt	13,149	4,197
Convertible debt issued in 2010, net of discount	10,526	10,105
Convertible debt issued in 2011	4,509	4,509
Total	162,883	117,003
Less current portion of notes payable and other debt	9,401	4,567
Less current portion of revolving credit facility and lines of credit	1,900	7,343
Notes payable and other debt, net of current portion	$151,582	$105,093

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Scheduled Maturities

The following is a summary of the scheduled maturities of indebtedness as of June 30, 2012 for each of the next five years and thereafter:

(Amounts in 000s)
2013	$11,301
2014	22,797
2015	9,872
2016	7,994
2017	26,856
Thereafter	85,623
164,443
Less: unamortized discounts	(1,560)
$162,883

Revolving Credit Facilities

Gemino Credit Agreement

At December 31, 2011, the outstanding balance of approximately $7,265,000 for the revolving credit agreement was classified as current as a result of the required lockbox arrangement and subjective acceleration clauses.  At June 30, 2012, a portion of the outstanding balance is reflected as non-current in the amount of approximately $5,164,000.  This portion is classified as non-current because management is currently in the process of refinancing this debt into a revolving credit agreement that management anticipates will be long-term with no features that would require current presentation.  Management has demonstrated the intent and ability to refinance this debt.  At June 30, 2012, the Company’s outstanding balance was in excess of the borrowing base restriction and the portion in excess is presented as a current obligation.

Mortgage Notes

Hearth and Home of Vandalia

In connection with the Company’s January 2012 refinance of the assisted living facility located in Vandalia, Ohio known as Hearth and Home of Vandalia, a wholly owned subsidiary of AdCare obtained a term loan insured by U.S. Department of Housing and Urban Development (“HUD”)  with a financial institution for a total amount of $3,721,500 that matures in 2041.  The HUD term loan requires monthly principal and interest payments of approximately $17,500 with a fixed interest rate of 3.74%.  Deferred financing costs incurred on the term loan amounted to approximately $201,000 and are being amortized to interest expense over the life of the loan.  The HUD term loan has a prepayment penalty of 8% through 2014 declining by 1% each year through 2022.

Woodland Manor

In connection with the Company’s January 2012 acquisition of the skilled nursing facility located in Springfield, Ohio, known as Woodland Manor, a wholly owned subsidiary of the Company entered into a loan agreement for $4,800,000.  The loan matures in December 2016 with a required final payment of approximately $4,300,000 and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum.  The loan requires monthly principal payments of $8,500 plus interest for total current monthly payments of approximately $33,000.  Deferred financing costs incurred on the loan amounted to approximately $107,300 and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015.  The loan is secured by the Woodland Manor facility and guaranteed by AdCare.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Little Rock, Northridge and Woodland Hills

In connection with the Company’s April 2012 acquisition of three skilled nursing facilities located in Arkansas known as Little Rock, Northridge and Woodland Hills, certain wholly owned subsidiaries of AdCare entered into a loan agreement for $21,800,000 with the Private Bank.  The loan matures in March 2017 with a required final payment of approximately $19,700,000 and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum.  The loan requires monthly principal payments of $37,000 plus interest for total current monthly payments of approximately $153,000.  Deferred financing costs incurred on the loan amounted to approximately $410,000 and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015.  The loan is secured by the three facilities and guaranteed by AdCare.  The Company has approximately $1,810,000 of restricted assets related to this loan.

On June 15, 2012, certain wholly owned subsidiaries of AdCare entered into a modification agreement with Private Bank to modify the terms of the loan agreement.  The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.  The Company anticipates that it will re-finance the Little Rock, Northridge and Woodland Hills facilities later this year with long-term financing.

Abington Place

In connection with the Company’s June 2012 acquisition of the skilled nursing facility located in Little Rock, Arkansas known as Abington Place, a wholly owned subsidiary of AdCare entered into a short-term loan agreement for $3,425,000 with Metro City Bank.  The loan matures in September 2012 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum.  Deferred financing costs incurred on the loan amounted to approximately $130,000 and are being amortized to interest expense over the life of the loan.  The loan may be prepaid at any time without penalty.  The loan is secured by the Abington Place facility and guaranteed by AdCare.

Stone County

In June 2012, a wholly owned subsidiary of Adcare financed the skilled nursing located in Mountain View, Arkansas known as Stone County by entering into a loan agreement for $1,810,000 with Metro City Bank.  The loan matures in June 2022 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum.  Deferred financing costs incurred on the loan amounted to approximately $67,000 and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 10% through 2012 declining by 1% each year through 2021.  The loan is secured by the Stone County facility and guaranteed by AdCare.

In June 2012, a wholly owned subsidiary of AdCare entered into a short-term loan agreement for $1,267,000 with Metro City Bank.  The loan matured in July 2012 and accrued interest at a fixed rate of 6.25% per annum.  Deferred financing costs incurred on the loan amounted to approximately $12,000 and are being amortized to interest expense over the life of the loan.  The loan may be prepaid at any time without penalty.  The loan is secured by the Stone County facility and guaranteed by AdCare.  This loan was refinanced subsequent to June 30, 2012.  For information regarding the refinancing subsequent to June 30, 2012, see Note 16 in the “Notes to Consolidated Financial Statements.”

Bonds

Eaglewood Village Bonds

In April 2012, a wholly owned subsidiary of AdCare entered into a loan agreement with the City of Springfield in the State of Ohio (“City of Springfield”) pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield’s Series 2012 Bonds.  The Series 2012 Bonds consist of $6,610,000 in Series 2012A First Mortgage Revenue Bonds and $620,000 in Taxable Series 2012B First Mortgage Revenue Bonds.  The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between the City of Springfield and the Bank of Oklahoma.  The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum.  The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum.  Deferred financing costs incurred on the loan amounted to approximately $575,000 and are being amortized to interest expense over the life of the loan.  The loan is secured by the Company’s assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare.  There is an original issue discount of approximately $250,000 and restricted assets of $317,000 related to this loan.

Other Debt

Eaglewood Village Promissory Note

In January 2012, two wholly owned subsidiaries of AdCare issued a promissory note in the amount of $500,000 in connection with the January 2012 acquisition of the assisted living facility located in Springfield, Ohio.  The note

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

matures in January 2014 and bears interest at 6.5% per annum payable monthly beginning February 2012.  The note requires monthly principal and interest payments of $3,700.  The note may be prepaid without penalty at any time.

Cantone Promissory Notes

In March 2012, AdCare issued an unsecured promissory note to Cantone Asset Management LLC in the amount of $3,500,000.  The promissory note bears interest at 10% per annum and matures in October 2012.  The interest rate increases 1% each month beginning in July 2012 through October 2012.  The note may also be prepaid without penalty at any time; provided, however, if the note is prepaid prior to October 1, 2012, the interest on the note through such date is payable. In connection with the issuance of the note, Cantone Research, Inc. agreed to provide AdCare with certain consulting services for a monthly fee if the Company and Cantone Asset Management LLC (or an affiliated entity) do not agree to the terms of an additional financing arrangement pursuant to which it (or affiliated entity) would loan to us at least $4,000,000 for a four-year term.

In April 2012, AdCare issued a promissory note to Cantone Asset Management LLC in the amount of $1,500,000.  The promissory note bears interest at 10% per annum and matures in October 2012.  The interest rate increases 1% each month beginning in July 2012 through October 2012.  Deferred financing costs incurred on the loan amounted to approximately $78,000 and are being amortized to interest expense over the life of the loan.  The note may also be prepaid without penalty at any time; provided, however, if the note is prepaid prior to October 1, 2012, then interest on the note through such date is payable.

The promissory notes issued to Cantone Asset Management LLC in March and April 2012 were refinanced and the consulting arrangement with Cantone Research, Inc. was revised subsequent to June 30, 2012.  For information regarding the refinancing and the revision to the consulting arrangement, see Note 16 in the “Notes to Consolidated Financial Statements.”

Strome Note

On April 1, 2012, AdCare issued an unsecured promissory note in the amount of $5,000,000 to Strome Alpha Offshore Ltd.  The promissory note matures on November 1, 2012 and accrues interest at a fixed rate of 10% per annum.  The promissory note requires interest payments of approximately $125,000 on July 1, 2012 and October 1, 2012.  The promissory note may be prepaid at any time without penalty.

NOTE 9.  ACQUISITIONS

Summary of 2012 Acquisitions

During the six months ended June 30, 2012, the Company acquired a total of five skilled nursing facilities and one assisted living facility described further below.  The Company has incurred a total of approximately $817,000 of acquisition costs related to these acquisitions and has recorded the cost in the “Other Income (Expense)” section of the Consolidated Statements of Operations.

Eaglewood Care Center and Eaglewood Village

On January 1, 2012, the Company obtained effective control of the Eaglewood Care Center, a skilled nursing facility and the Eaglewood Village facility, an assisted living facility each located in Springfield, Ohio.  The total purchase price was $12,412,000 after final closing adjustments.

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

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Little Rock, Northridge and Woodland Hills

On April 1, 2012, the Company obtained effective control of the Little Rock, Northridge and Woodland Hills facilities, three skilled nursing facilities located in Little Rock, Arkansas.  The total purchase price was $27,231,000 after final closing adjustments.

(Amounts in 000s)
Consideration transferred:
Net proceeds from loans	$19,732
Cash	5,899
Cash from earnest money deposits	1,600
Total consideration transferred	$27,231
Assets acquired:
Land	$1,582
Building	17,256
Equipment and furnishings	1,620
Intangible Assets — bed licenses	6,822
Total assets acquired	27,280
Liabilities assumed:
Real estate taxes and other	(49)
Total identifiable net assets	$27,231

Abington Place

On June 1, 2012, the Company obtained effective control of the Abington Place, a skilled nursing facility located in Little Rock, Arkansas.  The total purchase price was $3,581,000 after final closing adjustments.

(Amounts in 000s)
Consideration transferred:
Net proceeds from loans	$3,296
Cash from earnest money deposits	250
Security deposit for lease/May rent	35
Total consideration transferred	$3,581
Assets acquired:
Land	$210
Building	225
Equipment and furnishings	2,090
Intangible assets — bed licenses	1,075
Total assets acquired	3,600
Liabilities assumed:
Real estate taxes and other	(19)
Total identifiable net assets	$3,581

Unaudited Pro forma Financial Information

The above acquisitions have been included in the consolidated financial statements since the dates the Company gained effective control.  Combined revenue for all 2012 acquisitions since gaining effective control is approximately $9,300,000 and resulted in income from operations of approximately $1,317,000 for the six months ended June 30, 2012.

The following table represents pro forma results of consolidated operations as if all of the 2011 and 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

	Six Months Ended June 30,
(Amounts in 000s)	2012	2011
Pro forma revenue	$110,514	$108,679
Pro forma operating expenses	$103,321	$103,279
Pro forma income from operations	$7,193	$5,400

The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

NOTE 10.  STOCKHOLDERS’ EQUITY

2012 Public Stock Offering

In March 2012, the Company closed a firm commitment underwritten public offering of 1,100,000 shares of common stock at an offering price to the public of $3.75 per share.   The Company also granted the underwriter in the offering an option for 45 days to purchase up to an additional 165,000 shares of common stock to cover over-allotments, if any.  In connection with the underwriter’s partial exercise of this option, the Company issued 65,000 shares of common stock at an offering price to the public of $3.75 per share on May 22, 2012.  The Company received net proceeds of approximately $3.8 million after deducting underwriting discounts and other offering-related expenses of approximately $0.6 million.

NOTE 11.  STOCK BASED COMPENSATION

Employee Common Stock Warrants & Options

In February 2012, the Company granted non-qualified stock options to Christopher Brogdon, the Company’s Vice Chairman and Chief Acquisition Officer, pursuant to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). A total of 50,000 options were granted with an exercise price per share of $7.00 and 100,000 options were granted with an exercise price of $8.00.  The options vest in September of 2013 and 2014, respectively.  The options are exercisable until the term expires in February 2022. The fair value of the options was estimated at $1.19 and $1.03 per share, respectively, and is being recognized as share-based compensation expense over the requisite service period of the awards.

In March 2012, the Company granted incentive stock options to certain members of management pursuant to the 2011 Plan. A total of 439,200 options were granted with an exercise price per share of $4.13.  The options vest ratably on the day before each of the three subsequent anniversaries.  The options are exercisable until the term expires in March 2017. The fair value of the options was estimated at $1.34 per share and is being recognized as share-based compensation expense over the requisite service period of the awards.

On June 1, 2012, at the Annual Meeting of Shareholders of the Company, the shareholders approved an amendment to the 2011 Plan to increase the maximum number of shares of common stock that may be issued under the 2011 Plan to an aggregate of 2,000,000 shares from the current maximum of 1,000,000. The Company’s management, key employees (including the Company’s principal executive officer, principal financial officer and named executive officers), directors and consultants are eligible to participate in the 2011 Plan.

Nonemployee Common Stock Warrants

On March 29, 2012, in connection with the issuance of the $3,500,000 promissory note to Cantone Asset Management LLC, the Company granted to Cantone Asset Management LLC a warrant to purchase 300,000 shares of common stock at an exercise price per share of $4.00.  The warrant is exercisable until March 2015. The fair value of the warrant was estimated at $0.64 per share and is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

On April 1, 2012, in connection with the issuance of the $5,000,000 promissory note to Strome Alpha Offshore Ltd., the Company granted to Strome Alpha Offshore Ltd. a warrant to purchase 312,500 shares of common stock at an exercise price per share of $4.00.  The warrant is exercisable until April 2015. The fair value of the warrant was estimated at $0.64 per share and is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

Restricted Stock

In June 2012, the Company approved issuing 270,000 shares of common stock with a three year restriction on transfer to its nine directors.  The restricted stock is subject to forfeiture if the recipient is not a director at the end of the three year restriction. The restricted stock has all the rights of a shareholder from the date of grant, including, without limitation the right

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

to receive dividends and the right to vote. The Company determined the fair value of the restricted stock to be equal to the grant date closing stock price of $3.36.  The related compensation expense is being recognized over the three year restricted period.  The compensation expense for the three months ended June 30, 2012 was $25,200 with unrecognized compensation expense of $882,000 remaining at June 30, 2012.

NOTE 12.  VARIABLE INTEREST ENTITIES

As further described in Note 19 to the consolidated financial statements in the Annual Report, the Company has certain variable interest entities that are required to be consolidated.  In June 2012, the Company amended the Option Agreement to purchase Riverchase Village Facility to extend the option exercise period to June 22, 2013.  There have been no significant changes in these relationships in 2012.  The following summarizes the assets and liabilities of the variable interest entities included in the consolidated balance sheets:

Riverchase Village Facility - Assets and Liabilities:

(Amounts in 000s)	June 30, 2012	December 31, 2011
Cash	$—	$16
Accounts receivable	26	10
Restricted investments	413	451
Property and equipment, net	5,920	5,999
Other assets	432	432
Total assets	$6,791	$6,908

Accounts payable	$1,055	$740
Accrued expenses	99	174
Notes payable	6,107	6,176
Noncontrolling interest	(470)	(182)
Total liabilities	$6,791	$6,908

Oklahoma Facilities - Assets and Liabilities:

(Amounts in 000s)	June 30, 2012	December 31, 2011
Cash	$300	$181
Accounts receivable	1,138	800
Property and equipment, net	11,033	11,111
Other assets	701	642
Total assets	$13,172	$12,734

Accounts payable	$1,323	$458
Accrued expenses	387	357
Notes payable	12,484	12,578
Noncontrolling interest	(1,022)	(659)
Total liabilities	$13,172	$12,734

In March 2012, a wholly owned subsidiary of AdCare entered into a purchase agreement for a skilled nursing home facility in Tulsa, Oklahoma and agreed to provide back office services for the facility until the earlier of its acquisition by the Company or the termination of the purchase agreement.  It was determined that in this arrangement, the Company has a variable interest. The current owner of the facility is obligated for the outstanding debt of the facility and the Company has not provided any guarantee of the debt.  The Company can terminate the current arrangement without any requirement to provide future financial support.  As such, it was determined that the Company is not the primary beneficiary and, consolidation is not required.  The Company’s current exposure to loss as a result of its involvement with the facility is limited to an accounts receivable balance of approximately $539,000 at June 30, 2012 which represents amounts primarily due from governmental agencies.

NOTE 13.  FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

(Amounts in 000s)	Level 1:	Level 2:	Level 3:	Total at June 30, 2012
Derivative Liability	$—	$—	$1,127	$1,127

Set forth below is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012:

(Amounts in 000s)	Derivative Liability
Beginning Balance	$1,889
Other	1
Total gain	(763)
Ending Balance	$1,127

NOTE 14.    COMMITMENTS AND CONTINGENCIES

Legal Matters

The skilled nursing and assisted living business involves a significant risk of liability given the age and health of the Company’s patients and residents and the services the Company provides. The Company and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, which may allege that services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

In addition to the potential lawsuits and claims described above, the Company and others in the industry are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs.  As of June 30, 2012, the Company does not have any material loss contingencies recorded based on management’s evaluation of the probability of loss from known claims.

Commitments

Tulsa Companion Care PSA

On March 14, 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with F & F Ventures, LLC and Tulsa Christian Care, Inc., doing business as Companions Specialized Care Center, to acquire a 121-bed skilled nursing facility located in Tulsa, Oklahoma for an aggregate purchase price of $5,750,000.  The purchase price consists of a $5,000,000 cash payment and the issuance of shares of common stock with an aggregate value of $750,000, with such shares valued at the average closing price of common stock for the ten-day period ending on the last business day prior to the closing of the acquisition.  Pursuant to the Purchase and Sale Agreement, the Company deposited $150,000 into escrow to be held as earnest money.  On July 19, 2012, the Purchase and Sale Agreement was amended to (i) extend the closing date of the acquisition to July 31, 2012; (ii) require the Company to deliver an additional $50,000 to the sellers to be held as earnest money; and (iii) provide that all amounts held as earnest money under the purchase agreement (including, but not limited to, the $50,000 deposited by the Company pursuant to the amendment) shall be credited against the purchase price at closing (or returned to the Company in the event of a default by the sellers). On August 7, 2012, the Purchase and Sale Agreement was amended, effective as of July 31, 2012, to further extend the closing date of the acquisition to August 17, 2012. The Company expects to close on the acquisition in mid-August 2012.

Oklahoma PSA Amendment

On April 17, 2012, a wholly owned subsidiary of AdCare amended the Purchase and Sale Agreement with First Commercial Bank to acquire five skilled nursing facilities located in Oklahoma.  The amendment requires an additional deposit of $50,000 into escrow to be used as earnest money; amends the closing date to the date which is sixty (60) days after all required licenses are received, but in no event later than September 30, 2012; and releases $200,000 from escrow to First Commercial Bank.  Upon the closing of the purchase, the Company shall receive a $200,000 credit against the purchase price; however, if the transaction fails to be consummated for any reason other than (i) default by First Commercial Bank; (ii) the failure of a condition to closing to be satisfied; or (iii) an event of casualty or condemnation, First Commercial Bank shall be entitled to retain the $200,000 disbursed from escrow. If the transaction fails to be consummated for any reason other than as described in the preceding sentence, First Commercial Bank shall return the $200,000 to the Company upon demand.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Sumter Valley PSA

On April 27, 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with 1761 Pinewood Holdings, LLC to acquire a 96-bed skilled nursing facility located in Sumter, South Carolina for an aggregate purchase price of $5,500,000.  The purchase price consists of: (i) $5,250,000 cash consideration; and (ii) a $250,000 promissory note to be issued by one of AdCare’s subsidiaries that shall bear interest at a fixed rate of 6% based on a 15-year amortization schedule. Pursuant to the Purchase and Sale Agreement, as amended, the Company deposited $100,000 into escrow and delivered $150,000 to the seller to be held as earnest money.

Hembree Road Property PA

On June 4, 2012, the Company entered into a purchase agreement with JRT Group Properties, LLC (“JRT”) to acquire property comprising Building 1145 of the Offices at Hembree, a condominium, located in Roswell, Georgia, for an aggregate purchase price of $1,083,781.  The lender which the Company anticipates using to finance this acquisition has received a third party appraisal with respect to the property which is consistent with the purchase price. One member of JRT is a non-officer employee of the Company and another member of JRT is the son of Christopher Brogdon, the Company’s Vice Chairman and Chief Acquisition Officer.

Benefit Plans

In the second quarter of 2012, it was determined that the Company has potential obligations related to the Company sponsored 401(k) plan.  The Company has not yet recorded this obligation as the amount cannot yet be reasonably estimated.  However, management does not believe the ultimate impact of the resolution will be material to its results of operations and expects this issue to be resolved before the end of 2012.

NOTE 15. RELATED PARTY TRANSACTIONS

On January 17, 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with Gyman Properties, LLC to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor, for an aggregate purchase price of $6,486,000. Pursuant to the purchase and sale agreement, we deposited $250,000 into escrow to be held as earnest money.  On May 9, 2012, AdCare assigned all of its rights under the purchase and sale agreement to GL Nursing, LLC, an entity affiliated with Christopher Brogdon, AdCare’s Vice Chairman and Chief Acquisition Officer and a beneficial owner of more than 10% of the common stock.  GL Nursing, LLC has agreed to reimburse us the $250,000 deposit and all of our out-of-pocket costs relating to Golden Years Manor upon the closing of the acquisition, which occurred on May 31, 2012. The Company has recorded a receivable for this amount.

On June 4, 2012, a wholly owned subsidiary of AdCare entered into a Purchase Agreement with JRT Group Properties, LLC (“JRT”) to acquire property comprising Building 1145 of the Offices at Hembree, a condominium, located in Roswell, Georgia for an aggregate purchase price of $1,083,781.24.  The closing of the Hembree Purchase is expected to occur on or before September 30, 2012. One member of JRT is a non-officer employee of AdCare and another member of JRT is the son of Christopher Brogdon.  As previously disclosed in the Annual Report, AdCare leases the Hembree property for use as administrative offices.

On July 26, 2012, Hearth & Home of Ohio, Inc. (“Hearth & Home”), a wholly owned subsidiary of AdCare, entered into an Amendment with Christopher Brogdon which amends that certain Option Agreement, as previously amended, between Hearth & Home and Mr. Brogdon, dated June 22, 2010, to extend the last date on which the option provided for thereby may be exercised from June 22, 2012 to June 22, 2013.  Pursuant to the option agreement, AdCare has an exclusive and irrevocable option exercisable until June 22, 2013 to purchase from Mr. Brogdon 100% percent of the issued and outstanding membership interests of Riverchase Village ADK, LLC (“Riverchase”) for a purchase price of $100,000.  As previously disclosed, AdCare: (i) entered into a five-year management contract with Riverchase on June 22, 2010 to manage the 105-bed assisted living facility located in Hoover, Alabama, known as Riverchase Village; and (ii) guaranteed the repayment by Riverchase of certain bonds owing to The Medical Clinic Board of the City of Hoover.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

NOTE 16. SUBSEQUENT EVENTS

Glenvue Acquisition

On July 2, 2012, the Company completed the acquisition of Glenview Health & Rehabilitation, a 160-bed skilled nursing facility located in Glennville, Georgia, pursuant to the previously announced Purchase and Sale Agreement, between the sellers and a wholly owned subsidiary of AdCare, dated as of April 3, 2012, for an aggregate purchase price of $8,240,000.  In connection with the closing of this acquisition, a wholly owned subsidiary of AdCare entered into a loan agreement with Private Bank in an aggregate principal amount of $6,600,000.

The loan matures on July 2, 2014.  Interest on the loan accrues on the principal balance thereof at an annual rate of the greater of (i) 6.0% per annum or (ii) the LIBOR rate plus 4.0% per annum, and payments for the interest and a portion of the principal balance are payable monthly, commencing on August 1, 2012.  The entire outstanding balance of the loan, together with all accrued but unpaid interest thereon, is payable on July 2, 2014.  The loan is secured by a first mortgage on the real property and improvements constituting Glenview Health & Rehabilitation and guaranteed by AdCare.

Quail Creek Acquisition

On July 3, 2012, the Company completed the acquisition of a 118-bed skilled nursing facility located in Oklahoma City, Oklahoma, pursuant to the previously announced Purchase and Sale Agreement, as amended, between the sellers and a wholly owned subsidiary of AdCare, dated as of March 12, 2012, for an aggregate purchase price of $5,800,000.  In connection with the closing of this acquisition, a wholly owned subsidiary of AdCare entered into an assignment and assumption agreement pursuant to which it assumed the seller’s existing indebtedness under a loan agreement and indenture in an aggregate principal amount of $2,800,000.

The loan matures on August 27, 2016.  Interest on the loan accrues on the principal balance thereof at an annual rate of 10.25% per annum, and payments for the interest and a portion of the principal balance are payable monthly, commencing on August 27, 2012.  The entire outstanding balance of the loan, together with all accrued but unpaid interest thereon, is payable on August 27, 2016.  The loan is secured by a first mortgage on the real property and improvements constituting the facility.

Subordinated Convertible Notes

The Company entered into a Securities Purchase Agreement, dated as of June 28, 2012, with certain accredited investors signatory thereto (the “Buyers”) pursuant to which the Company issued and sold to the Buyers on July 2, 2012 an aggregate of $7,500,000 in principal amount of the Company’s 8% Subordinated Convertible Notes due 2015. The subordinated convertible notes bear interest at 8.0% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012.  The subordinated convertible notes mature on July 31, 2015.  The subordinated convertible notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.

At any time on or after the six-month anniversary of the date of issuance of the subordinated convertible notes, the subordinated convertible notes are convertible at the option of the holder into shares of the common stock at an initial conversion price equal to $4.17 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events.

If at any time on or after the six-month anniversary of the date of issuance of the subordinated convertible notes, the weighted average price of the common stock for any 20 trading days within a period of 30 consecutive trading days equals or exceeds 200% of the conversion price of $4.17 and the average daily trading volume of the common stock during such 20 days exceeds 50,000 shares, then the Company may, subject to the satisfaction of certain other conditions, redeem the subordinated convertible notes in cash at a redemption price equal to the sum of: (i) 100% of the principal amount being redeemed; plus (ii) any accrued and unpaid interest on such principal.

On July 2, 2012, the Company and Cantone Asset Management LLC refinanced the two promissory notes issued by the Company in favor of Cantone Asset Management LLC in the aggregate amount of $5,000,000.  The promissory notes were canceled and terminated in exchange for the issuance of a convertible subordinated note with a $5,000,000 principal amount to Cantone Asset Management LLC.

In connection with the above subordinated convertible notes, the consulting arrangement with Cantone Research, Inc. was revised so as to provide for a certain monthly fee payable to Cantone Research, Inc. regardless of whether the Company and Cantone Asset Management LLC (or a related entity) agree to an additional financing arrangement. On July 2, 2012, under the terms of this revised arrangement, the Company issued 50,000 common shares and 100,000 warrants to Cantone Research, Inc.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Sumter Valley PSA Amendment

On July 19, 2012, the Company amended its Purchase and Sale Agreement with 1761 Pinewood Holdings, LLC to acquire a 96-bed skilled nursing facility located in Sumter, South Carolina.  The amendment extends the closing date of the acquisition to August 31, 2012; (ii) requires the Company to deliver an additional $150,000 to the seller to be held as earnest money; and (iii) provides that all amounts held as earnest money under the purchase agreement (including, but not limited to, the $150,000 deposited by the Company pursuant to the amendment) shall be credited against the purchase price at closing (or returned to the Company in the event of a default by the seller).

Stone County Financing

In July 2012, the Company refinanced the Stone County facility short-term through the issuance of a term loan with the Economic Development Corporation of Fulton County, an economic development corporation working with the U.S. Small Business Administration (“SBA”) for a total amount of $1,304,000.

The SBA loan matures in July 2032 and accrues interest at the rate of 2.42%.  The SBA loan is payable in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule.  Each such payment is payable on the first business day of each month, commencing on August 1, 2012 and continuing until July 1, 2032, when all unpaid amounts are due.  The SBA loan is secured by the Stone County facility and guaranteed by AdCare.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute “forward-looking statements.”  These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Specifically, the actions of our competitors and customers, our ability to execute our business plan and our ability to increase revenues is dependent upon our ability to continue to expand our current business and to expand into new markets, general economic conditions, and other factors.  You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements.  We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.  You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the financial statements and related notes included in this Quarterly Report and included in the Annual Report.

Overview

We own and manage skilled nursing facilities and assisted living facilities.  We deliver skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  During the first six months of 2012, we acquired six facilities (five skilled nursing facilities and one assisted living facility), bringing our total bed count to 4,427 at June 30, 2012.  The following tables provide summary information regarding our recent acquisitions and facility composition.

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011	December 31, 2010
Cumulative number of facilities	48	44	42	31	27
Cumulative number of operational beds	4,427	3,916	3,737	2,888	2,428

	Number of	Number of Facilities at June 30, 2012
State	Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Arkansas	1,041	10	—	—	—	10
Alabama	408	2	1	—	—	3
Georgia	1,497	3	—	10	—	13
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	981	10	—	1	4	15
Oklahoma	314	—	5	—	—	5

Total	4,427	26	6	12	4	48
Facility Type
Skilled Nursing	3,932	18	5	12	3	38
Assisted Living	412	8	1	—	—	9
Independent Living	83	—	—	—	1	1

Total	4,427	26	6	12	4	48

Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities.  During the first six months of 2012, we acquired six facilities (five skilled nursing facilities and one assisted living facility), bringing our total bed count to 4,427 at June 30, 2012.

•                  On December 30, 2011, we acquired a skilled nursing facility and an assisted living facility both located in Springfield, Ohio, for an aggregate adjusted purchase price of $12,412,000.  We obtained effective control and commenced operating these facilities on January 1, 2012.

•                  On March 30, 2012, we acquired three skilled nursing facilities located in Little Rock, Arkansas.  The total purchase price was $27,231,000.  We obtained effective control and operations commenced on April 1, 2012.

•                  On April 30, 2012, we acquired a skilled nursing facility located in Little Rock, Arkansas for an aggregate purchase price of $3,581,000.  We obtained effective control and operations commenced on June 1, 2012.

Subsequent to June 30, 2012, the following acquisitions were completed:

•                  On July 2, 2012 we acquired a skilled nursing facility in Glennville, Georgia for an aggregate purchase price of $8,240,000.  We obtained effective control and operations commenced on July 2, 2012.

•                  On July 2, 2012 we acquired a skilled nursing facility in Oklahoma City, Oklahoma for an aggregate purchase price of $5,800,000.  We obtained effective control and operations commenced on July 3, 2012.

In addition, the following potential acquisitions have been announced during the six months ended June 30, 2012:

•                  On April 27, 2012, we entered into a Purchase and Sale Agreement with 1761 Pinewood Holdings, LLC to acquire a 96-bed skilled nursing facility located in Sumter, South Carolina for an aggregate purchase price of $5,500,000.    We expect the closing of the acquisition to occur on August 31, 2012.

•                  On March 14, 2012, we entered into a Purchase and Sale Agreement with F & F Ventures, LLC and Tulsa Christian Care, Inc., doing business as Companions Specialized Care Center to acquire a 121-bed skilled nursing facility located in Tulsa, Oklahoma for an aggregate purchase price of $5,750,000.  We expect the closing of the acquisition to occur in mid-August 2012.  Beginning April 1, 2012, we entered into a management agreement to operate the facility in the interim period. The Company has a variable interest in this arrangement but is not the primary beneficiary and thus consolidation of the results of operations is not required.

For information regarding purchase and sale agreements of facilities that have been entered into subsequent to June 30, 2012, see Note 16 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

The Company is currently evaluating potential acquisition opportunities in addition to those described above, and we continue to seek new opportunities to further our growth strategy.  No assurance is made that any of these potential acquisition opportunities will be determined to be appropriate for us or that we will complete any of such acquisitions on terms acceptable to us, or at all.

Segments

The Company reports its operations in three segments:  SNF, ALF and Corporate & Other.  The Company delivers services through wholly owned separate operating subsidiaries.  The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities.  The Corporate & Other segment engages in the management of facilities and accounting and IT services.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating results excludes interest expense and other non-operating income and expenses.  See Note 4 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

Skilled Nursing Facilities

We focus on two primary indicators in evaluating the financial performance in this segment.  Those indicators are facility occupancy and patient mix.  Facility occupancy is important because higher occupancy generally leads to higher revenues.  In addition, concentrating on increasing the number of Medicare covered admissions (the “patient mix”) helps in increasing revenues.  We continue our work towards maximizing the number of patients covered by Medicare where our operating margins are higher. We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis.

For the three and six months ended June 30, 2012, revenue in our skilled nursing segment increased approximately $19,768,000 and $38,122,000, respectively, compared to June 30, 2011, as a result of acquisition growth.  For the three and six months ended June 30, 2012, this segment had an income from operations of $5,404,000 and $8,494,000 respectively, as a result of optimization of occupancy and quality mix as well as expense controls.  We expect to continue to implement and refine strategies designed to sustain these goals.  Total assets increased $86,654,000 due to acquisitions made since June 30, 2011 and other building improvements.

Average Occupancy

	Three Months Ended June 30,
	2012	2011
Same Facilities (1)	84.5%	86.7%
Recently Acquired Facilities (2)	65.0%	n/a
Total	76.5%	86.7%

	Six Months Ended June 30,
	2012	2011
Same Facilities (1)	85.2%	86.8%
Recently Acquired Facilities (2)	67.4%	n/a
Total	78.7%	86.8%

(1)          “Same Facilities” results represent those owned and leased facilities we began to operate prior to July 1, 2011.

(2)          “Recently Acquired Facilities” results represents those owned and leased facilities we began to operate subsequent to July 1, 2011.

Patient Mix

Three Months Ended June 30,

			Recently
			Acquired
	Same Facilities		Facilities			Total
	2012	2011	2012	2011		2012	2011
Medicare	14.9%	14.5%	11.6%	n/a	%	13.7%	14.5%
Medicaid	73.7%	75.9%	73.5%	n/a	%	73.6%	75.9%
Other	11.4%	9.6%	14.9%	n/a	%	12.7%	9.6%
Total	100.0%	100.0%	100.0%	n/a	%	100.0%	100.0%

Six Months Ended June 30

			Recently
			Acquired
	Same Facilities		Facilities			Total
	2012	2011	2012	2011		2012	2011
Medicare	14.8%	15.0%	12.4%	n/a	%	14.0%	15.0%
Medicaid	74.0%	76.1%	72.4%	n/a	%	73.5%	76.1%
Other	11.2%	8.9%	15.2%	n/a	%	12.5%	8.9%
Total	100.0%	100.0%	100.0%	n/a	%	100.0%	100.0%

For the Three Months Ended June 30, 2012:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 QTD	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
Region (SNF Only)	End(1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	82.5%	11.1%	$4,982	$387.91	$192.01
Arkansas	1,009	957	61.2%	10.9%	$10,899	$396.21	$171.48
Georgia	1,497	1,497	85.7%	15.5%	$24,245	$463.56	$148.00
Missouri	80	80	63.0%	16.2%	$819	$410.09	$128.35
North Carolina	106	106	79.6%	17.8%	$1,709	$450.85	$163.31
Ohio	293	293	84.7%	16.0%	$5,334	$478.24	$158.63
Oklahoma	314	314	68.7%	9.4%	$3,242	$411.38	$124.21
Total	3,603	3,551	76.5%	13.7%	$51,230	$443.46	$156.33

For the Six Months Ended June 30, 2012:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 YTD	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
Region (SNF Only)	End(1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	83.1%	12.0%	$9,906	$386.57	$187.40
Arkansas	1,009	728	64.5%	11.6%	$17,321	$379.27	$171.42
Georgia	1,497	1,497	86.1%	15.0%	$48,108	$466.07	$146.82
Missouri	80	80	62.2%	20.1%	$1,742	$403.68	$130.91
North Carolina	106	106	84.3%	18.0%	$3,616	$458.69	$159.00
Ohio	293	293	83.8%	16.9%	$10,616	$472.47	$158.69
Oklahoma	314	314	69.0%	9.4%	$6,466	$420.76	$124.07
Total	3,603	3,322	78.7%	14.0%	$97,775	$442.76	$154.35

(1)       Excludes managed beds which are not consolidated.

(2)       ADC is the Average Daily Census

(3)       PPD is the Per Patient Day equivalent

Assisted Living Facilities

For the three and six months ended June 30, 2012, revenue in our ALF segment increased approximately $1,003,000 and $1,923,000, respectively, compared to June 30, 2011 as a result of increased revenue from acquisitions, an annual increase in rates charged to privately paying residents and increasing occupancy.  For the three and six months ended June 30, 2012, this segment had income from operations of $630,000 and $1,324,000, respectively.  Total assets increased $7,853,000 primarily due to acquisitions since June 30, 2011 and other building improvements made during the last 12 months.

Average Occupancy
Three Months Ended June 30,
2012	2011
83.6%	76.4%

Six Months Ended June 30,
2012	2011
82.5%	75.0%

Residents of our assisted living facilities rely on their personal investments and wealth to pay for their stay.  Although many of the risks still remain, such as declines in market values of investments, depressed market for the sale of private homes, and adult children caring for their elderly at home, we have seen an increase in census.

Corporate & Other

We manage three skilled nursing facilities and one independent living campus for third party owners under management agreements that either are for a fixed monthly fee or for a percentage of revenue generated by the managed facility.  Depending on the type of management agreement, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility’s revenue increases for the management agreements that are based on a percentage of revenue.  This segment includes our corporate overhead expenses, which are made up of salaries of our senior management team members and various other corporate expenses, including, but not limited to, corporate office operating expenses, audit fees, legal fees and board activities.  Additionally, non-cash charges for compensation expense related to warrants, restricted stock and stock options are included in corporate overhead.  We do not allocate these expenses to the divisions or separate them from the management business for management review purposes.

Results of Operations

	Total Patient Care Revenues
(Amounts in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
Skilled Nursing	2012	2011	2012	2011
Same Facilities	$34,253	$31,462	$68,279	$59,653
Recently Acquired Facilities	16,977	n/a	29,496	n/a
Total	$51,230	$31,462	$97,775	$59,653

	Total Patient Care Revenues
(Amounts in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
Assisted Living	2012	2011	2012	2011
Same Facilities	$2,715	$2,410	$5,310	$4,751
Recently Acquired Facilities	698	n/a	1,364	n/a
Total	$3,413	$2,410	$6,674	$4,751

Comparison for the three months ended June 30, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased $20.8 million, or 61%.

Revenue in our SNF segment increased approximately $19,768,000 when compared to the three months ended June 30, 2011, primarily as a result of additional facilities acquired since June 2011.  In addition, census and quality mix improved existing facilities.  This segment had a net income from operations of $5,404,000 which is $3,631,000 higher compared to the three months ended June 30, 2011 as a result of higher revenue due to acquisitions and improved reimbursement. We are seeking to increase facility occupancy and to increase the number of patients covered by Medicare.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased approximately $1,003,000 when compared to the three months ended June 30, 2011, as a result of increased census and levels of care as well as the addition of one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $630,000 which is $250,000 more than the same period in 2011 from increased occupancy and an annual increase in rates charged to residents of the facilities.

Management Revenue - For the periods presented, management revenues (net of eliminations) decreased $121,000, or 25%, as a result of fewer managed facilities.

Cost of Services — For the periods presented, cost of services was approximately $42,227,000 or 77.3% of patient care revenue compared to $27,104,000 or 80.0% of patient care revenue for the same period a year ago.  This increase in overall cost is the result of numerous acquisitions over the past 12 months. The improvement as percent of patient care revenue reflects the implementation of consolidated purchasing programs and other cost reduction efforts. In 2012, the Company removed the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, vacation time previously accumulated must be used by the employee by December 31, 2012 or it will be forfeited.  Management has estimated the potential forfeitures and has adjusted the vacation accrual accordingly.

General and Administrative - For the three months ended June 30, 2012, general and administrative expenses were approximately $4.9 million in 2012 compared to $3.2 million in 2011, an increase of $1.7 million, or 55.6%. Performance-based incentive expense increased by $0.9 which is reflective of the improvement in the Company’s financial results. Wage and other employee related costs increased $0.4 million as a result of additional staffing needed to support the growth in operations.  The Company’s goal is to become better known in the financial market place has resulted in additional investor relations expenses of approximately $0.1 million.

Facility Rent Expense - For the periods presented, lease expenses increased $103,000 due to annual increases and the addition of the one new leased facility in the fourth quarter of 2011.

Depreciation and Amortization - For the periods presented, depreciation and amortization increased $1,056,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods. In addition, the acquisitions resulted in intangibles that are being amortized during the period.

Interest Expense, net - For the periods presented, interest expense, net increased $1,514,000, or 82%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced and an increase in the amortization of deferred loan costs associated with the new debt agreements.

Acquisition Costs, net of Gains - For the three months ended June 30, 2012, acquisition costs, net of gains was an expense of $524,000, compared to $622,000 for the comparative period.  For the three months ended June 30, 2012, the total acquisition costs were legal fees directly related to acquisitions and other costs incurred on potential future acquisitions.

Derivative Gain/Loss - For the three months ended June 30, 2012, the derivative gain was $353,000, compared to a loss of $2,588,000 for the same period in 2011. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines.  The price of the common stock declined during the three-month period ended June 30, 2012, from March 31, 2012 to June 30, 2012.

Comparison for the six months ended June 30, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased $40.0 million, or 62%.

Revenue in our SNF segment increased approximately $38,122,000 when compared to the six months ended June 30, 2011, primarily as a result of additional facilities acquired since June, 2011.  In addition, census and quality mix improved existing facilities.  This segment had a net income from operations of $8,494,000 which is $6,216,000 higher compared to the six months ended June 30, 2011 as a result of higher revenue due to acquisitions and improved reimbursement. We are seeking to increase facility occupancy and to increase the number of patients covered by Medicare.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased approximately $1,923,000 when compared to the six months ended June 30, 2011, as a result of increased census and levels of care as well as the addition of one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $1,324,000 which is $740,000 more than the same period in 2011 from increased occupancy and an annual increase in rates charged to residents of the facilities.

Management Revenue - For the periods presented, management revenues (net of eliminations) decreased $256,000, or 26%, as a result of fewer managed facilities.

Cost of Services — For the periods presented, cost of services was approximately $82,350,000 or 78.8% of patient care revenue compared to $52,279,000 or 81.1% of patient care revenue for the same period a year ago.  This increase in overall cost is the result of numerous acquisitions over the past 12 months. The improvement as a percent of patient care revenue reflects the implementation of consolidated purchasing programs and other cost reduction efforts. In 2012, the Company removed the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, vacation time previously accumulated must be used by the employee by December 31, 2012 or it will be forfeited.  Management has estimated the potential forfeitures and has adjusted the vacation accrual accordingly.

General and Administrative - For the six month period ended June 30, 2012, general and administrative expenses were approximately $8.9 million in 2012 compared to $6.1 million in 2011, an increase of $2.8 million, or 45.5%. Performance-based incentive expense increased by $0.9 reflecting the improvement in the Company’s financial results. Wage and other employee related costs increased $0.4 million as a result of additional staffing needed to support the growth in operations.  Travel costs have increased approximately $0.3 million as a result of acquisitions and more geographically dispersed operations. The Company’s goal is to become better known in the financial market place has resulted in additional investor relations expenses of approximately $0.2 million.

Facility Rent Expense - For the periods presented, lease expenses increased $265,000 due to annual increases and the addition of the one new leased facility in the fourth quarter of 2011.

Depreciation and Amortization - For the periods presented, depreciation and amortization increased $1,906,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods. In addition, the acquisitions resulted in intangibles that are being amortized during the period.

Interest Expense, net - For the periods presented, interest expense, net increased $3,032,000 or 92%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced and an increase in the amortization of deferred loan costs associated with the new debt agreements.

Acquisition Costs, net of Gains - For the six months ended June 30, 2012, acquisition costs, net of gains was an expense of $817,000, compared to a gain of $357,000 for the comparative period.  For the six months ended June 30, 2012, the total acquisition costs were legal fees directly related to acquisitions during the six months ended June 30, 2012 and other costs incurred on potential future acquisitions.

Derivative Gain/Loss - For the six months ended June 30, 2012, the derivative gain was $763,000, compared to a loss of $3,938,000 for the same period in 2011. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines.  The price of the common stock of the Company declined during the six-month period ended June 30, 2012 from December 31, 2011 to June 30, 2012.

Other Income/(Expense) - For the periods presented, other income decreased $616,000.  There was a recovery of receivables recorded in the prior year.

Critical Accounting Policies and Use of Estimates

There have been no significant changes during the three months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in the Annual Report except as noted below:

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

We have positive working capital of approximately $1,198,000 at June 30, 2012.  Our ability to sustain profitable operations is dependent on continued growth in revenues and controlling costs.

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

Woodland Manor Financing

On January 1, 2012, a wholly owned subsidiary of AdCare, entered into a loan agreement with Private Bank in an aggregate principal amount of $4,800,000.  The loan was used to fund the acquisition of the Woodland Manor facility located in Springfield, Ohio. The loan matures on December 30, 2016.  Interest on the loan accrues on the principal balance thereof at an annual rate of the greater of (i) 6.0%

per annum or (ii) the LIBOR rate plus 4.0% per annum, and payments for the interest and a portion of the principal balance are payable monthly, commencing on February 1, 2012 and ending on December 1, 2016.  The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, is payable on December 30, 2016. The loan is secured by a first mortgage on the real property and improvements constituting the Woodland Manor facility and guaranteed by AdCare.

Eaglewood Village Financing

On January 1, 2012, two wholly owned subsidiaries of AdCare, jointly and severally issued two promissory notes to the seller of the Eaglewood Village facility located in Springfield, Ohio in the amounts of $4,500,000 and $500,000.  Proceeds from the notes were used to fund the acquisition of the Eaglewood Village facility.

The $500,000 note matures on December 30, 2016 and the $4,500,000 note matures on June 30, 2012.  Interest on the $500,000 note accrues at a rate of 6.5% per annum and interest on the $4,500,000 note accrues at a rate of (i) 6.5% per annum from January 1, 2012 to February 29, 2012; (ii) 8.5% per annum from March 1, 2012 to April 30, 2012; and (iii) 10.5% per annum from May 1, 2012 to June 30, 2012. Principal and interest payments under the notes shall be due and payable monthly, beginning on February 1, 2012.  The notes are secured by a mortgage on the real property and improvements constituting the Eaglewood Village facility.

Eaglewood Village Bonds

In April 2012, a wholly owned subsidiary of AdCare entered into a loan agreement with City of Springfield pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield’s Series 2012 Bonds.  The Series 2012 Bonds consist of $6,610,000 in Series 2012A First Mortgage Revenue Bonds and $620,000 in Taxable Series 2012B First Mortgage Revenue Bonds.  The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between City of Springfield and Bank of Oklahoma.  The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum.  The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum.  Deferred financing costs incurred on the loan amounted to approximately $575,000 and are being amortized to interest expense over the life of the loan.  The loan is secured by the real property and improvements constituting the Eaglewood Village facility and guaranteed by AdCare. There is an original issue discount of approximately $250,000 and restricted assets of $317,000 related to this loan.

HUD Financing

On January 31, 2012, we refinanced the mortgage on the Home & Hearth of Vandalia facility to obtain a term note guaranteed by HUD.  The HUD mortgage note requires monthly principal and interest payments with an annual fixed interest rate of 3.74%.  The note matures in 2041.  The note has a prepayment penalty of 8% for any prepayment made prior to March 1, 2014, which penalty is reduced by 1% each year thereafter until the eighth anniversary of such date, after which there is no prepayment penalty.

Cantone Promissory Notes

On March 29, 2012, we issued an unsecured promissory note in favor of Cantone Asset Management LLC for an aggregate principal amount of $3,500,000.  The note matures on the earlier of: (i) October 1, 2012; or (ii) the date on which we shall receive proceeds, in an amount not less than $6,000,000, from a public offering or private placement of our common stock. Interest on the note accrues on the principal balance thereof at an annual rate of 10%; provided, however, if the entire principal amount of the note is not paid by July 1, 2012, the interest rate shall increase by 1% for each month or part thereof during which any principal amount of the note shall remain unpaid.  We may prepay the note in whole or in part, at any time, without notice or penalty; provided, however, if the note is prepaid prior to October 1, 2012, then we shall continue to pay interest on the note through such date.

In connection with the issuance of the note, Cantone Research, Inc. agreed to provide us with certain consulting services for a monthly fee if the Company and Cantone Asset Management LLC (or an affiliated entity) do not agree to the terms of an additional financing arrangement pursuant to which it (or affiliated entity) would loan to us at least $4,000,000 for a four-year term.

In April 2012, the Company issued a promissory note to Cantone Asset Management LLC in the amount of $1,500,000.  The promissory note bears interest at 10% per annum and matures in October 2012.  The interest rate increases 1% each month beginning in July 2012 through October 2012.  Deferred financing costs incurred on the loan amounted to approximately $78,000 and are being amortized to interest expense over the life of the loan. We may prepay the note in whole or in part, at any time, without notice or penalty; provided, however, if the note is prepaid prior to October 1, 2012, then we shall continue to pay interest on the note through such date.

The promissory notes issued in March and April 2012 were refinanced, and the consulting arrangement with Cantone Research, Inc. revised, subsequent to June 30, 2012.  For information regarding the refinancing and revision to the consulting arrangement, see Note 16 in the “Notes to Consolidated Financial Statements” section of Part 1, Item 1 of this Quarterly Report.

Little Rock, Northridge and Woodland Hills Financing

On April 1, 2012, certain wholly owned subsidiaries of AdCare, entered into a Loan Agreement with Private Bank in an aggregate principal amount of $21,800,000 The loan was used to fund the acquisition of Little Rock, Northridge and Woodland Hills facilities, each located in Little Rock, Arkansas.

The loan matures on March 30, 2017.  Interest on the loan accrues on the principal balance thereof at an annual rate of the greater of (i) 6.0% per annum or (ii) the LIBOR rate plus 4.0% per annum, and payments for the interest and a portion of the principal balance are payable monthly, commencing on May 1, 2012.  The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, is payable on March 30, 2017.  The loan is secured by a first mortgage on the real property and improvements constituting the facilities, a first priority security interest on all furnishings, fixtures and equipment associated with the facilities and an assignment of all rents paid under any existing or future leases and rental agreements with respect to the facilities. AdCare has unconditionally guaranteed all amounts owing under the loan.  The Company has approximately $1,810,000 of restricted assets related to this loan.

On June 15, 2012, certain wholly owned subsidiaries of AdCare entered into a modification agreement with Private Bank to modify the terms of the loan agreement.  The loan modification agreement, among other things, amends the loan agreement to reflect a maturity date of March 30, 2013.  The Company anticipates that it will re-finance the Little Rock, Northridge and Woodland Hills facilities later this year with long-term financing.

AdCare issued a promissory note in the amount of $5,000,000 to Strome Alpha Offshore Ltd.  The promissory note matures in November 2012 and accrues interest at a fixed rate of 10% per annum.  The promissory note requires interest payments of approximately $125,000 on July 1, 2012 and October 1, 2012.  The promissory note may be prepaid at any time without penalty.

Abington Place Financing

On April 30, 2012, a wholly owned subsidiary of AdCare entered into a loan agreement with Metro City Bank in an aggregate principal amount of $3,425,000.  The loan was used to fund the acquisition of the Abington Place facility located in Little Rock, Arkansas.

The loan matures on September 1, 2012.  Interest on the loan accrues on the principal balance thereof at an annual rate of 2.25% per annum plus the prime interest rate, to be adjusted on a monthly basis (and in no event shall the total interest be less than 6.25% per annum), and payments for the interest and a portion of the principal balance are payable monthly, commencing on June 1, 2012.  The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, is payable on September 1, 2012.  The loan is secured by the Abington Place facility and guaranteed by AdCare.

Stone County Financing

In June 2012, the Company refinanced the Stone County facility through the issuance of: (i) a term loan with the Economic Development Corporation of Fulton County, an economic development corporation working with the SBA for a total amount of $1,304,000 that matures in 2032; (ii) a term loan with Metro City Bank in the amount of $1,810,000 that matures in 2022; and (iii) a term loan with Metro City Bank in the amount of $1,267,000 that matured in July 2012.

The $1,810,000 Metro City Bank loan matures in June 2022 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum.  The loan is payable in equal monthly installments of principal and interest based on a twenty-five (25) year amortization schedule.  Each such payment is payable on the first day of each month, commencing on August 1, 2012 and continuing through and including the maturity date, June 8, 2022.  The $1,810,000 Metro City Bank loan has a prepayment penalty of 10% through 2012 declining by 1% each year through 2021.  The loan is secured by the Stone County facility and guaranteed by AdCare.

The SBA loan matures in July 2032 and accrues interest at the rate of 2.42%.  The SBA loan is payable in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule.  Each such payment is payable on the first business day of each month, commencing on January 1, 2012 and continuing until July 1, 2032, when all unpaid amounts are due.  The SBA loan is secured by the Stone County facility and guaranteed by AdCare.

2012 Public Stock Offering

In March 2012, the Company closed a firm commitment underwritten public offering of 1,100,000 shares of common stock at an offering price to the public of $3.75 per share.   The Company also granted the underwriter in the offering an option for 45 days to purchase up to an additional 165,000 shares of common stock to cover over-allotments, if any.  In connection with the underwriter’s partial exercise of this option, the Company issued 65,000 shares of common stock at an offering price to the public of $3.75 per share on May 22, 2012.  The Company received net proceeds from the offering of approximately $3.8 million after deducting underwriting discounts, and other offering-related expenses of approximately $0.6 million. We intend to use the net proceeds from the offering for working capital and other general corporate purposes.

For information on financings that have been entered into subsequent to June 30, 2012, see Note 16 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30
	2012	2011
Net cash provided by operating activities - continuing operations	$1,710	$1,219
Net cash (used in) provided by operating activities - discontinued operations	(426)	14
Net cash used in investing activities - continuing operations	(11,900)	(7,846)
Net cash provided by financing activities - continuing operations	12,722	8,452
Net cash used in financing activities - discontinued operations	(97)	(89)
Net change in cash and cash equivalents	2,009	1,750
Cash and cash equivalents at beginning of period	7,364	3,911
Cash and cash equivalents at end of period	$9,373	$5,661

Six months ended June 30, 2012

Net cash provided by operating activities for the six months ended June 30, 2012, was approximately $1,284,000 consisting primarily of our net income and changes in working capital, offset by noncash charges (primarily depreciation and amortization, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activities.

Net cash used in investing activities for the six months ended June 30, 2012, was approximately $11,900,000.  This is primarily the result of funding our acquisitions, including making escrow deposits.

Net cash provided by financing activities was approximately $12,625,000 for the six months ended June 30, 2012.  This is primarily the result of cash proceeds received from warrant exercises, the public stock offering, and proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations.

Six months ended June 30, 2011

Net cash provided by operating activities for the six months ended June 30, 2011 was approximately $1,233,000 consisting primarily of our income from operations less the noncash gain on acquisitions, and changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activities.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Employment Agreement

On August 7, 2012, AdCare entered into an Employment Agreement with Mr. Martin D. Brew, AdCare’s Chief Financial Officer. Pursuant to the agreement, effective as of July 1, 2012, AdCare will continue to employ Mr. Brew as Chief Financial Officer, and additionally as Senior Vice President and Treasurer, on the following terms: (i) AdCare will pay to Mr. Brew an annual base salary of $235,000, with such salary to increase to $250,000 effective January 1, 2013 and to be subject to review on an annual basis thereafter; (ii) Mr. Brew will be eligible to earn an annual bonus with a target amount equal to 75% of his annual salary, based on reasonably expected performance; (iii) Mr. Brew will be eligible to receive grants of equity compensation at the discretion of AdCare’s Chief Executive Officer and the Compensation Committee of the Board of Directors of AdCare (the “Compensation Committee”); (iv) Mr. Brew shall be entitled to participate in life insurance, hospitalization and medical insurance, retirement and other benefits as are presently and may hereafter be provided to other executive officers of AdCare; and (v) if Mr. Brew resigns his employment for “good reason” or AdCare terminates Mr. Brew’s employment without “cause”, Mr. Brew or his successors and assigns, shall be entitled to severance pay in an amount equal to the sum of his annual salary plus target bonus, payable in substantially equal installments at least monthly for twelve (12) months after the termination date, plus if such termination occurs within three (3) months before or twenty-four (24) months after the occurrence of a “change in control” then Mr. Brew is entitled to an additional payment equal to the sum of annual salary plus target bonus, payable at least monthly in substantially equal installments over a period not to exceed six (6) months which period shall begin immediately after the twelve (12) months following the termination date. For the period for which severance pay is paid, Mr. Brew and his family are entitled to continue to be covered under all employee benefit plans of AdCare under which executive officers of AdCare are covered and at the same cost and under the same terms and conditions as apply to executive officers, provided, however, that if AdCare is unable under applicable law or the insurer will not permit the Mr. Brew to be covered under any such plan, AdCare is required to pay Mr. Brew an amount each month during the severance period equal to AdCare’s cost of coverage for similarly situated executive officers. The agreement contains a customary covenant protecting AdCare’s confidential information, as well as customary non-compete and non-solicitation covenants in which Mr. Brew has agreed not to compete with, or solicit employees of, AdCare during the term of the employment agreement and for a period of twelve (12) months thereafter.

 For purposes of the above employment agreement, the following terms have the following meanings: (i) resignation for “good reason” means the officer’s resignation within ninety (90) days following AdCare’s failure to cure a material breach of the agreement within thirty (30) days after the officer gives AdCare written notice of such breach within ninety (90) days of the occurrence of such breach; (ii) “cause” means the officer’s fraud, dishonesty, willful misconduct, or gross negligence in his performance of his duties, or the officer’s conviction for a crime of moral turpitude, or material breach by the officer of the agreement which the officer fails to cure within thirty (30) days after AdCare gives the officer written notice of such breach; (iii) “change in control” means one or more sales or dispositions, within a twelve (12) month period, of assets representing a majority of the value of the assets of AdCare or the acquisition (whether by purchase or through a merger or otherwise) of common stock of AdCare immediately following which the holders of common stock of AdCare immediately prior to such acquisition cease to own directly or indirectly common stock of AdCare or its legal successor representing more than fifth percent (50%) of the voting power of the common stock of AdCare or its legal successor.

Riverchase Option

On July 26, 2012, one of our wholly owned subsidiaries entered into an Amendment with Mr. Christopher Brogdon which amends that certain Option Agreement, as previously amended, between Purchaser and Mr. Brogdon, dated June 22, 2010, to extend the last date on which the option provided for thereby may be exercised from June 22, 2012 to June 22, 2013. Pursuant to the option agreement, AdCare has an exclusive and irrevocable option exercisable until June 22, 2013 to purchase from Mr. Brogdon 100% percent of the issued and outstanding membership interests of Riverchase Village ADK, LLC (“Riverchase”) for a purchase price of $100,000. As previously disclosed, AdCare: (i) entered into a five-year management contract with Riverchase on June 22, 2010 to manage the 105-bed assisted living facility located in Hoover, Alabama, known as Riverchase Village; and (ii) guaranteed the repayment by Riverchase of certain bonds owing to The Medical Clinic Board of the City of Hoover. Christopher Brogdon is the AdCare’s Vice Chairman and Chief Acquisition Officer and a beneficial owner of greater than 10% of AdCare’s common stock.

For a further description of AdCare’s relationship with Mr. Brogdon, see the information set forth in: (i) the section entitled “Certain Information and Related Party Transactions” of our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2012; (ii) AdCare’s Annual Report on Form 10-K for the year ended December 31, 2011; (iii) Item 5 of AdCare’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012; (iv) Item 1.01of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2012; (vi) Item 1.01of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2012; and (vi) Item 1.01of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2012, which sections and items are incorporated herein by this reference.

Tulsa Companion Care PSA Amendment

On August 7, 2012, one of our wholly owned subsidiaries entered into an Amendment, effective as of July 31, 2012, with F&F Ventures, LLC, Tulsa Christian Care, Inc., doing business as Companions Specialized Care Center, George Perry Farmer, Jr. and Jessica L. Farmer, which amends that certain Purchase and Sale Agreement, as previously amended, between the Company and the sellers, dated March 14, 2012, to extend the closing date of the acquisition to August 17, 2012.

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

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012

2.2	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012

2.3	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

2.4	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

2.5

Second Amendment to Purchase and Sale Agreement, dated June 19, 2012, by and among F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center, George Perry Farmer, Jr., Jessica L. Farmer and AdCare Property Holdings, LLC

Filed herewith

2.6	First Amendment to Purchase and Sale Agreement, dated May 15, 2012, by and between AdCare Property Holdings, LLC and Westlake Nursing Home Limited	Filed herewith

2.7	Purchase Agreement, dated June 4, 2012, by and between AdCare Hembree Road Property, LLC and JRT Group Properties, LLC	Filed herewith

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed

Exhibit No.	Description	Method of Filing

February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.3	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Filed herewith

10.1	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.2	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.3	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.4	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.5	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

Exhibit No.	Description	Method of Filing

10.6	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.7	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.8	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.9	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.10	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.11	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.12	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.13	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Filed herewith

10.14	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.15	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.16	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.17	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.18	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Filed herewith

10.19	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Filed herewith

Exhibit No.	Description	Method of Filing

10.20	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.21	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.22	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.23	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.24	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Filed herewith

10.25	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Filed herewith

10.26	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Filed herewith

10.27	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Filed herewith

10.28	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Filed herewith

10.29	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Filed herewith

10.30	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Filed herewith

10.31	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Filed herewith

10.32	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Filed herewith

10.33	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Filed herewith

10.34	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Filed herewith

10.35	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and	Filed herewith

Exhibit No.	Description	Method of Filing

Trust Company

10.36	Guaranty of Payment and Performance, dated as of July 2, 2012, issued by Glenvue H&R Property Holdings, LLC and AdCare Health Systems, Inc. for the benefit of The PrivateBank and Trust Company	Filed herewith

10.37	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Filed herewith

10.38

Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee

Filed herewith

10.39

First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee

Filed herewith

10.40	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Filed herewith

10.41	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Filed herewith

10.42	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Filed herewith

10.43

Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Filed herewith

10.44	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.45	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.46	Form of 8% Subordinated Convertible Note Due 2015, issued by AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.47	Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Filed herewith

10.48	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Melissa L. Green	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the	Filed herewith

Exhibit No.	Description	Method of Filing

Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012 and (v) the Notes to Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	August 7, 2012	/s/Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2012	/s/Martin D. Brew
Martin D. Brew
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012

2.2	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012

2.3	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

2.4	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

2.5

Second Amendment to Purchase and Sale Agreement, dated June 19, 2012, by and among F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center, George Perry Farmer, Jr., Jessica L. Farmer and AdCare Property Holdings, LLC

Filed herewith

2.6	First Amendment to Purchase and Sale Agreement, dated May 15, 2012, by and between AdCare Property Holdings, LLC and Westlake Nursing Home Limited	Filed herewith

2.7	Purchase Agreement, dated June 4, 2012, by and between AdCare Hembree Road Property, LLC and JRT Group Properties, LLC	Filed herewith

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,

Exhibit No.	Description	Method of Filing

2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.3	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Filed herewith

10.1	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.2	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.3	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.4	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.5	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.6	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.7	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.8	Security Agreement, dated April 30, 2012, between APH&R	Incorporated by reference from Exhibit 99.4 to the Registrant’s

Exhibit No.	Description	Method of Filing

	Property Holdings, LLC and Metro City Bank	Current Report on Form 8-K filed May 3, 2012

10.9	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.10	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.11	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.12	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.13	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Filed herewith

10.14	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.15	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.16	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.17	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.18	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Filed herewith

10.19	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Filed herewith

10.20	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.21	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.22	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

10.23	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Filed herewith

Exhibit No.	Description	Method of Filing

10.24	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Filed herewith

10.25	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Filed herewith

10.26	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Filed herewith

10.27	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Filed herewith

10.28	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Filed herewith

10.29	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Filed herewith

10.30	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Filed herewith

10.31	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Filed herewith

10.32	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Filed herewith

10.33	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Filed herewith

10.34	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Filed herewith

10.35	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Filed herewith

10.36	Guaranty of Payment and Performance, dated as of July 2, 2012, issued by Glenvue H&R Property Holdings, LLC and AdCare Health Systems, Inc. for the benefit of The PrivateBank and Trust Company	Filed herewith

10.37	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Filed herewith

Exhibit No.	Description	Method of Filing

10.38

Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee

Filed herewith

10.39

First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee

Filed herewith

10.40	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Filed herewith

10.41	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Filed herewith

10.42	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Filed herewith

10.43

Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Filed herewith

10.44	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.45	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.46	Form of 8% Subordinated Convertible Note Due 2015, issued by AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.47	Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Filed herewith

10.48	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Melissa L. Green	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

Exhibit No.	Description	Method of Filing

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012 and (v) the Notes to Consolidated Financial Statements.

Filed herewith