Form 10-Q
period 2012-09-30
ADCARE HEALTH SYSTEMS INC
filed 2012-11-13
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Not Applicable

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

As of October 31, 2012:  14,658,361 shares of common stock with no par value were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in 000s)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,884	$7,364
Restricted cash and cash equivalents	2,825	1,883
Accounts receivable, net of allowance of $3,099 and $1,346	30,397	18,759
Prepaid expenses and other	892	663
Assets of disposal group held for sale	—	47
Total current assets	43,998	28,716

Restricted cash and investments	5,748	4,870
Property and equipment, net	166,708	105,143
Intangible assets — bed licenses, net	2,558	1,189
Intangible assets — lease rights, net	7,658	8,460
Goodwill	906	906
Escrow deposits for acquisitions	812	3,172
Lease deposits	1,704	1,685
Deferred loan costs, net	6,630	4,818
Other assets	169	122
Total assets	$236,891	$159,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$11,991	$4,567
Revolving credit facilities and lines of credit	1,363	7,343
Accounts payable	20,324	12,075
Accrued expenses	12,615	9,858
Liabilities of disposal group held for sale	—	240
Total current liabilities	46,293	34,083

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	134,003	87,771
Convertible debt, net of discounts	22,746	14,614
Revolving credit facilities	9,076	1,308
Other debt	887	1,400
Derivative liability	3,231	1,889
Other liabilities	1,728	2,437
Deferred tax liability	99	86
Total liabilities	218,063	143,588

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:
Preferred stock, no par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 14,657 and 12,802 shares issued and outstanding	41,002	35,047
Accumulated deficit	(19,943)	(18,713)
Total stockholders’ equity	21,059	16,334
Noncontrolling interest in subsidiaries	(2,231)	(841)
Total equity	18,828	15,493
Total liabilities and stockholders’ equity	$236,891	$159,081

See accompanying notes to condensed consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Patient care revenues	$61,342	$40,192	$165,793	$104,596
Management revenues	428	330	1,154	1,312
Total revenues	61,770	40,522	166,947	105,908

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	49,164	32,637	131,514	84,916
General and administrative	4,328	3,267	13,188	9,358
Facility rent expense	2,080	1,937	6,196	5,787
Depreciation and amortization	2,112	836	5,370	2,188
Salary retirement and continuation costs	38	—	38	622
Total expenses	57,722	38,677	156,306	102,871

Income from Operations	4,048	1,845	10,641	3,037

Other Income (Expense):
Interest expense, net	(3,992)	(2,223)	(10,312)	(5,511)
Acquisition costs, net of gains	(342)	(1,147)	(1,160)	(789)
Derivative gain (loss)	(2,105)	4,745	(1,342)	807
Loss on extinguishment of debt	—	(58)	—	(136)
Other income (expense)	271	(20)	242	567
Total other income (expense), net	(6,168)	1,297	(12,572)	(5,062)

Income (Loss) from Continuing Operations Before Income Taxes	(2,120)	3,142	(1,931)	(2,025)
Income Tax Expense	(118)	(204)	(217)	(414)
Income (Loss) from Continuing Operations	(2,238)	2,938	(2,148)	(2,439)
Loss from discontinued operations	(202)	(158)	(472)	(285)
Net Income (Loss)	(2,440)	2,780	(2,620)	(2,724)
Net Loss Attributable to Noncontrolling Interests	738	748	1,390	1,090
Net Income (Loss) Attributable to AdCare Health Systems	$(1,702)	$3,528	$(1,230)	$(1,634)

Net Income (Loss) per Common Share — Basic:
Continuing Operations	$(0.10)	$0.33	$(0.05)	$(0.14)
Discontinued Operations	(0.01)	(0.01)	(0.03)	(0.03)
	$(0.11)	$0.32	$(0.08)	$(0.17)
Net Income (Loss) per Common Share — Diluted:
Continuing Operations	$(0.10)	$0.28	$(0.05)	$(0.14)
Discontinued Operations	(0.01)	(0.01)	(0.03)	(0.03)
	$(0.11)	$0.27	$(0.08)	$(0.17)

See accompanying notes to condensed consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000s)

(Unaudited)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, January 1, 2012	12,802	$35,047	$(18,713)	$16,334	$(841)	$15,493

Common stock dividend adjustment	88
Nonemployee warrants for services	—	441	—	441	—	441
Stock based compensation expense		615	—	615	—	615
Public stock offering, net	1,165	3,837	—	3,837	—	3,837
Exercises of options and warrants	95	137	—	137	—	137
Stock issued in acquisition	187	750		750		750
Issuance of restricted stock	320	175	—	175	—	175
Net loss	—	—	(1,230)	(1,230)	(1,390)	(2,620)
Balance, September 30, 2012	14,657	$41,002	$(19,943)	$21,059	$(2,231)	$18,828

See accompanying notes to condensed consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000s)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net Loss	$(2,620)	$(2,724)
Net Loss from discontinued operations	472	285
Net Loss from continuing operations	(2,148)	(2,439)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,370	2,188
Non cash settlement gain	(361)	—
Warrants issued for services	1	162
Stock based compensation expense	615	579
Provision for leases in excess of cash	419	558
Amortization of deferred financing costs	1,742	599
Amortization of debt discounts	646	663
Derivative (gain) loss	1,342	(807)
Loss on debt extinguishment	—	136
Deferred tax expense	13	163
(Gain) loss on disposal of assets	(2)	126
Gain on acquisitions	—	(898)
Provision for bad debts	2,021	593
Other noncash items	40	59
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(13,199)	(8,305)
Prepaid expenses and other	(229)	(159)
Other assets	133	(525)
Accounts payable and accrued expenses	9,368	8,433
Net cash provided by operating activities — continuing operations	5,771	1,126
Net cash used in operating activities — discontinued operations	(648)	(96)
Net cash provided by operating activities	5,123	1,030

Cash flows from investing activities:
Change in restricted cash and investments	677	546
Acquisitions	(13,467)	(11,050)
Proceeds from sale of assets	50	—
Purchase of property and equipment	(4,191)	(2,732)
Net cash used in investing activities	(16,931)	(13,236)
Cash flows from financing activities:
Proceeds from debt	13,261	7,313
Debt issuance costs	(740)	(389)
Change in line of credit	1,600	5,770
Exercise of warrants and options	137	6,798
Proceeds from stock issuances, net	3,837	—
Repayment of notes payable	(3,620)	(1,013)
Net cash provided by financing activities — continuing operations	14,475	18,479
Net cash used in financing activities — discontinued operations	(147)	(134)
Net cash provided by financing activities	14,328	18,345

Net Change in Cash	2,520	6,139
Cash, Beginning	7,364	3,911
Cash, Ending	$9,884	$10,050

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,633	$4,246
Income Taxes	$217	$197
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$46,605	$48,826
Warrants issued for financing costs	$439	$330
Restricted stock issued for financing costs	$175	$—
Other assets acquired in exchange for debt	$4,908	$5,063

See accompany notes to condensed consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information or notes required for complete annual financial statements and should be read in conjunction with the AdCare Health Systems, Inc.’s  audited consolidated financial statements and notes included in AdCare Health Systems, Inc.’s  Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  These statements include the accounts of AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”).  Controlled subsidiaries include AdCare’s majority owned subsidiaries and variable interest entities (“VIE”) in which AdCare has control as primary beneficiary.

All inter-company accounts and transactions were eliminated in the consolidation.  In the opinion of the Company’s management, all adjustments considered for a fair presentation are included and are of a normal recurring nature.  The preparation of interim financial statements requires management to make estimates and assumptions that affect certain reported amounts. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of common shares upon conversion or exercise of convertible or exercisable  securities and the weighted-average number of common shares outstanding includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from options, warrants and non-vested shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance.

	Three Months Ended September 30,
	2012			2011
(Amounts in 000s, except per share data)	Income (loss)	Shares (1)	Per Share	Income (loss)	Shares (1)	Per Share
Continuing Operations:
Income (loss) from continuing operations	$(2,238)			$2,938
Net loss attributable to noncontrolling interests	738			748
Basic income (loss) from continuing operations	$(1,500)	14,508	$(0.10)	$3,686	11,275	$0.33
Effect from options, warrants and non-vested shares	—	—		—	1,111
Effect from assumed issuance of convertible shares (2)	—	—		—	938
Diluted net income (loss)from continuing operations	$(1,500)	14,508	$(0.10)	$3,686	13,324	$0.28

Discontinued Operations:
Basic loss from discontinued operations	$(202)	14,508	$(0.01)	$(158)	11,275	$(0.01)
Diluted loss from discontinued operations	$(202)	14,508	$(0.01)	$(158)	11,275	$(0.01)

Net Income (Loss) Attributable to AdCare:
Basic net income (loss)	$(1,702)	14,508	$(0.11)	$3,528	11,275	$0.32
Diluted net income (loss)	$(1,702)	14,508	$(0.11)	$3,528	13,324	$0.27

	Nine Months Ended September 30,
	2012			2011
(Amounts in 000s, except per share data)	Income (loss)	Shares (1)	Per Share	Income (loss)	Shares (1)	Per Share
Continuing Operations:
Loss from continuing operations	$(2,148)			$(2,439)
Net loss attributable to noncontrolling interests	1,390			1,090
Basic loss from continuing operations	$(758)	13,820	$(0.05)	$(1,349)	9,923	$(0.14)
Effect from options, warrants and non-vested shares	—	—		—	—
Effect from assumed issuance of convertible shares (2)	—	—		—	—
Diluted loss from continuing operations	$(758)	13,820	$(0.05)	$(1,349)	9,923	$(0.14)

Discontinued Operations:
Basic loss from discontinued operations	$(472)	13,820	$(0.03)	$(285)	9,923	$(0.03)
Diluted loss from discontinued operations	$(472)	13,820	$(0.03)	$(285)	9,923	$(0.03)

Net Income (Loss) Attributable to AdCare:
Basic loss	$(1,230)	13,820	$(0.08)	$(1,634)	9,923	$(0.17)
Diluted loss	$(1,230)	13,820	$(0.08)	$(1,634)	9,923	$(0.17)

(1) The weighted average shares outstanding include retroactive adjustments for the stock dividends paid on October 22, 2012 and October 1, 2011 (See Note 10).

(2) The impact of the conversion of the subordinated convertible notes issued in 2010, 2011 and 2012 were excluded in those periods where the impact would be anti-dilutive.

Intangible Assets and Goodwill

There have been no required impairment adjustments to intangible assets and goodwill during the nine months ended September 30, 2012.

Intangible assets consist of the following:

	September 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amounts in (000s)	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease Rights	$9,545	$1,887	$7,658	$9,545	$1,085	$8,460
Bed Licenses (included in property and equipment)	41,061	1,412	39,649	26,149	533	25,616
Bed Licenses - Separable	2,558	—	2,558	1,189	—	1,189
Totals	$53,164	$3,299	$49,865	$36,883	$1,618	$35,265

For the nine months ended September 30, 2012, amortization expense was approximately $0.9 million for bed licenses included in property and equipment.  For the nine months ended September 30, 2012 and 2011, amortization expense was $0.8 million and $0.7 million, respectively, for lease rights.  Estimated amortization expense for each of the following years ending December 31 is as follows:

(Amounts in 000s)	Lease Rights	Bed Licenses
2012 (remainder)	$267	$358
2013	1,069	1,433
2014	1,010	1,433
2015	885	1,433
2016	885	1,433
Thereafter	3,542	33,559
	$7,658	$39,649

Compensated Absences

In 2012, the Company removed the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, vacation time previously accumulated must be used by the employee by December 31, 2012 or it will be forfeited.  Management has estimated the potential forfeitures and has adjusted the vacation accrual accordingly.

NOTE 2.          LIQUIDITY AND PROFITABILITY

The Company had operating income of approximately $4.0 million and $10.6 million for the three and nine months ended September 30, 2012, respectively, compared to operating income of approximately $1.8 million and $3.0 million for the three and nine months ended September 30, 2011, respectively. The Company had a net loss of approximately $1.7 million and $1.2 million for the three and nine months ended September 30, 2012, respectively, and net income of $3.5 million and a net loss of $1.6 million for the three and nine months ended September 30, 2011, respectively.  The Company had negative working capital of approximately $2.3 million at September 30, 2012. Approximately $3.0 million of the negative working capital ratio is related to short term debt under a VIE which the Company does not guarantee.  (See Note 12).  The Company’s ability to sustain profitable operations is dependent on continued growth in revenue and controlling costs.

Management’s plans for increasing liquidity and profitability in future years include the following:

•              increasing facility occupancy and improving the quality mix by increasing Medicare patients and further optimizing our newly acquired facilities;

•              acquiring additional long term care facilities with existing cash flowing operations to expand our operations; and

•              refinancing debt where possible on longer terms to obtain more favorable terms.

Management believes that the foregoing actions, if taken by the Company, should provide the opportunity for the Company to improve liquidity and profitability; however, there is no assurance that such actions will occur or, if they do occur, that they will result in improved liquidity or profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.          DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business.  This segment represents less than 2% of total revenues for the Company over the past year. During the quarter ended September 30, 2012, the Company sold all the equipment of the home health segment for approximately $50,000 and discontinued providing services resulting in an immaterial gain on sale.

NOTE 4.          SEGMENTS

The Company reports its operations in three segments:  Skilled Nursing Facility (“SNF”), Assisted Living Facility (“ALF”), and Corporate & Other. The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting, and the management of those facilities. The Corporate & Other segment engages in the management of facilities and accounting and IT services. We evaluate financial performance and allocate resources primarily based upon segment operating income (loss). Segment operating results excludes interest expense and other non-operating income and expenses. The table below sets forth our segment information for the three and nine months ended September 30, 2012 and 2011.

			Corporate
(Amounts in 000s)	SNF	ALF	& Other	Eliminations	Total
Three months ended September 30, 2012
Net revenues	$57,978	$3,364	$3,505	$(3,077)	$61,770
Cost of services	49,812	2,441	(12)	(3,077)	49,164
General and administrative	—	—	4,328	—	4,328
Facility rent expense	2,039	—	41	—	2,080
Depreciation and amortization	1,590	224	298	—	2,112
Salary retirement and continuation costs	—	—	38	—	38
Operating income/(loss)	$4,537	$699	$(1,188)	$—	$4,048

Three months ended September 30, 2011
Net revenues	$37,729	$2,463	$2,349	$(2,019)	$40,522
Cost of services	32,887	1,885	(116)	(2,019)	32,637
General and administrative	—	—	3,267	—	3,267
Facility rent expense	1,906	—	31	—	1,937
Depreciation and amortization	631	158	47	—	836
Operating income/(loss)	$2,305	$420	$(880)	$—	$1,845

Nine months ended September 30, 2012
Net revenues	$155,753	$10,038	$9,487	$(8,331)	$166,947
Cost of services	132,582	7,362	(99)	(8,331)	131,514
General and administrative	—	—	13,188	—	13,188
Facility rent expense	6,065	—	131	—	6,196
Depreciation and amortization	4,075	654	641	—	5,370
Salary retirement and continuation costs	—	—	38	—	38
Operating income/(loss)	$13,031	$2,022	$(4,412)	$—	$10,641
Total assets	$169,546	$29,181	$38,164	$—	$236,891

Nine months ended September 30, 2011
Net revenues	$97,382	$7,214	$7,646	$(6,334)	$105,908
Cost of services	85,495	5,740	15	(6,334)	84,916
General and administrative	—	—	9,358	—	9,358
Facility rent expense	5,711	—	76	—	5,787
Depreciation and amortization	1,595	470	123	—	2,188
Salary retirement and continuation costs	—	—	622	—	622
Operating income/(loss)	$4,581	$1,004	$(2,548)	$—	$3,037
Total assets	$105,620	$21,490	$31,176	$—	$158,286

NOTE 5.  PROPERTY AND EQUIPMENT

(Amounts in 000s)	Estimated Useful Lives (Years)	September 30, 2012	December 31, 2011
Buildings and improvements	5-40	$151,951	$96,065
Equipment	2-10	12,776	7,108
Land	—	11,274	7,636
Computer related	2-10	2,573	2,414
Construction in process	—	811	77
		179,385	113,300
Less: accumulated depreciation expense		11,265	7,624
Less: accumulated amortization expense		1,412	533
Property and equipment, net		$166,708	$105,143

For the nine months ended September 30, 2012 and 2011, depreciation and amortization expense was approximately $4.6 million and $1.5 million, respectively.

NOTE 6.  RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

	September 30,	December 31,
(Amounts in 000s)	2012	2011
HUD escrow deposits	$202	$326
Funds held in trust for residents	21	45
Principal and interest escrow	247	—
Refundable escrow deposit	—	500
Collateral certificates of deposit	2,355	1,012
Total current portion	2,825	1,883

HUD reserve replacements	1,157	1,130
Reserves for capital improvements	2,292	1,767
Restricted investments for other debt obligations	2,299	1,973
Total noncurrent portion	5,748	4,870

Total restricted cash and investments	$8,573	$6,753

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
(Amounts in 000s)	2012	2011
Accrued payroll related	$6,358	$5,040
Accrued employee benefits	1,766	2,023
Real estate and other taxes	1,650	982
Other accrued expenses	2,841	1,813
	$12,615	$9,858

NOTE 8.  NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

	September 30,	December 31,
(Amounts in 000s)	2012	2011
Revolving credit facilities and lines of credit	$10,439	$8,651
Senior debt HUD	15,734	15,738
Senior debt USDA	38,158	38,717
Senior debt SBA	6,247	5,087
Senior debt bonds, net of discount	15,889	6,176
Senior debt other mortgage indebtedness	63,610	23,823
Other debt	7,243	4,197
Convertible debt issued in 2010, net of discount	10,737	10,105
Convertible debt issued in 2011	4,509	4,509
Convertible debt issued in 2012	7,500	—
Total	180,066	117,003
Less current portion of notes payable and other debt	11,991	4,567
Less current portion of revolving credit facility and lines of credit	1,363	7,343
Notes payable and other debt, net of current portion	$166,712	$105,093

Scheduled Maturities

The following is a summary of the scheduled maturities of indebtedness as of September 30, 2012 for each of the next five years and thereafter:

(Amounts in 000s)
2013	$13,354
2014	26,323
2015	24,531
2016	15,193
2017	26,316
Thereafter	75,693
181,410
Less: unamortized discounts	(1,344)
$180,066

Approximately $23.7 million of the scheduled maturities in 2012, 2014 and 2015, relate to the subordinated convertible notes issued in 2010, 2011 and 2012.  While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes will elect to convert their subordinated convertible notes into common stock provided the common stock continues to trade above the applicable conversion price for such notes.  The conversion prices are $3.73, $4.80 and $3.97 for the subordinated convertible notes issued in 2010, 2011 and 2012, respectively.    If all of the subordinated convertible notes had been converted to common stock at September 30, 2012, then the Company would have been required to issue approximately 6.0 million shares of common stock.

Revolving Credit Facilities

Gemino Credit Agreement

At December 31, 2011, the outstanding balance of approximately $7.3 million for the revolving credit agreement was classified as current as a result of the required lockbox arrangement and subjective acceleration clauses.

On September 20, 2012, AdCare terminated and paid off all amounts outstanding under that certain Credit Agreement, dated October 29, 2010, between Gemino Healthcare Finance, LLC (“Gemino”) and AdCare (the “Gemino credit facility”).  The Gemino credit facility was a secured credit facility for borrowings up to $7.5 million, which was to mature on October 29, 2013.  As of September 20, 2012, the amount outstanding in principal balance was approximately $4.2 million which was paid from funds made available to AdCare from a new credit facility entered into with the PrivateBank and Trust Company (“PrivateBank”).  Interest accrued on the principal balance outstanding of the Gemino credit facility at an annual rate equal to LIBOR rate plus the applicable margin of 4.75% to 5.00%, depending on the principal amount outstanding.  The Gemino credit facility contained various financial covenants and other restrictions, including a fixed charge cover ratio and maximum loan turn days, as well as borrowing base restrictions.  No material early termination penalties were incurred by AdCare as a result of the termination.

Gemino-Bonterra Amendment

On September 20, 2012, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of AdCare (“Bonterra”), entered into a Second Amendment to the Credit Agreement with Gemino, which amended that certain Credit Agreement, dated April 27, 2011, between Bonterra and Gemino (the “Gemino-Bonterra credit facility”). The Gemino-Bonterra credit facility is a secured credit facility for borrowings up to $2.0 million. The amendment extends the term of the Gemino-Bonterra credit facility from October 29, 2013 to January 31, 2014 and amends certain financial covenants regarding Bonterra’s fixed charge coverage ratio, maximum loan turn days and applicable margin.  Interest accrues on the principal balance outstanding at an annual rate equal to LIBOR plus the applicable margin of 4.75% to 5.00%, depending upon the principal amount outstanding.  As of September 30, 2012, approximately $1.4 million was outstanding under the Gemino-Bonterra credit facility.

PrivateBank Credit Facility

On September 20, 2012, in connection with the payoff of the Gemino credit facility, AdCare entered into a Loan and Security Agreement with PrivateBank.  The PrivateBank credit facility provides for a three-year $10.6 million principal amount senior secured revolving credit facility limited to certain borrowing base restrictions and offset by a $0.1 million letter of credit.

The PrivateBank credit facility matures on September 20, 2015.  Interest accrues on the principal balance thereof at an annual rate of the greater of 1% plus the prime interest rate per annum, or 5% per annum, and payments for the interest are payable monthly, commencing on October 1, 2012.  In addition, there is a non-utilization fee of 0.5% of the unused portion of the available credit. The PrivateBank credit facility may be prepaid at any time without premium or penalty, provided that such prepayment is accompanied by a simultaneous payment of all accrued but unpaid interest through the date of prepayment.  The PrivateBank credit facility is secured by a first priority security interest in the real property and improvements constituting nursing facilities owned and operated by AdCare.  AdCare has unconditionally guaranteed all amounts owing under the PrivateBank credit facility.

Proceeds from the PrivateBank credit facility were used to pay off all amounts outstanding under (i) a separate $2.0 million credit facility with PrivateBank under which certain subsidiaries of AdCare were borrowers and (ii)  the Gemino credit facility.

The PrivateBank credit facility was modified in October 2012.  (See Note 16.)

Mortgage Notes

Hearth and Home of Vandalia

In connection with the Company’s January 2012 refinance of the assisted living facility located in Vandalia, Ohio known as Hearth and Home of Vandalia, a wholly owned subsidiary of AdCare obtained a term loan insured by U.S. Department of Housing and Urban Development (“HUD”)  with a financial institution for a total amount of $3.7 million that matures in 2041.  The HUD term loan requires monthly principal and interest payments with a fixed interest rate of 3.74%.  Deferred financing costs incurred on the term loan amounted to approximately $0.2 million and are being amortized to interest expense over the life of the loan.  The HUD term loan has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022.

Woodland Manor

In connection with the Company’s January 2012 acquisition of the skilled nursing facility located in Springfield, Ohio, known as Woodland Manor, a wholly owned subsidiary of the Company entered into a loan agreement for $4.8 million.  The loan matures in December 2016 with a required final payment of approximately $4.3 million and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum.  The loan requires monthly payments of principal and interest.  Deferred financing costs incurred on the loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015.  The loan is secured by the Woodland Manor facility and guaranteed by AdCare.

Little Rock, Northridge and Woodland Hills

In connection with the Company’s April 2012 acquisition of three skilled nursing facilities located in Arkansas known as Little Rock, Northridge and Woodland Hills, certain wholly owned subsidiaries of AdCare entered into a loan agreement for $21.8 million with PrivateBank.  The loan originally matured in March 2017 with a required final payment of approximately $19.7 million and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum.  The loan requires monthly principal payments plus interest for total current monthly payments of approximately $0.2 million.  Deferred financing costs incurred on the loan amounted to approximately $0.4 million and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015.  The loan is secured by the three facilities and guaranteed by AdCare.  The Company has approximately $1.8 million of restricted assets related to this loan.

On June 15, 2012, certain wholly owned subsidiaries of AdCare entered into a modification agreement with PrivateBank to modify the terms of the loan agreement.  The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.  The Company intends on refinancing this loan to a longer term.  PrivateBank has informed us in writing that, in the event the loan was not refinanced through the U.S. Small Business Administration (the “SBA”), it would be the intent of PrivateBank to reinstate the March 30, 2017 maturity date.

Abington Place

In connection with the Company’s June 2012 acquisition of the skilled nursing facility located in Little Rock, Arkansas known as Abington Place, a wholly owned subsidiary of AdCare entered into a short-term loan agreement for $3.4 million with Metro City Bank.  In August 2012, the maturity date was amended from September 2012 to January 2014.  The note accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum.  Deferred financing costs incurred on the loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The loan may be prepaid at any time without penalty.  The loan was secured by the Abington Place facility and guaranteed by AdCare.

Stone County

In June 2012, a wholly owned subsidiary of AdCare, entered into each of: (i) a Loan Agreement with Metro City Bank (“Metro”) in the amount of $1.3 million; (ii) a Loan Agreement with Metro in the amount of $1.8 million; and (iii) a Loan Agreement with the Economic Development Corporation of Fulton County (the “CDC”), an economic development corporation working with the SBA.  The purpose of these agreements was to refinance existing debt in the original principal amount of $3.1 million used to acquire select assets of a 97-bed skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation Facility.

The funding of the Metro loans for $1.3 million and $1.8 million occurred on June 8, 2012.  The funding of the SBA loan for $1.3 million occurred in July 2012, and the proceeds were used to satisfy the $1.3 million Metro loan.

The $1.8 million Metro loan matures in June 2022 and accrues interest an annual variable rate equal to the published Wall Street Journal prime rate plus 2.25% (with a minimum rate of 6.25% per annum).  Deferred financing costs incurred on this loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The Metro loan has a prepayment penalty of 10% for any prepayment through June 2013. The penalty is reduced by 1% each year thereafter until the tenth anniversary, after which there is no prepayment penalty. The Metro loan is secured by the Stone County Nursing and Rehabilitation Facility and is guaranteed by AdCare.

The SBA loan matures in July 2032 and accrues interest at a rate of 2.42% per annum.  The SBA Loan is payable in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule.  The SBA loan may be prepaid, subject to prepayment premiums during the first 10 years.  There are also annual fees associated with the SBA loan, including an SBA guarantee fee.  The SBA Loan is secured by a second in priority security deed on the Stone County Nursing and Rehabilitation Facility and guarantees from AdCare, the SBA and a wholly owned subsidiary of AdCare.

Glenvue

In July 2012, a wholly owned subsidiary of AdCare financed the skilled nursing facility located in Glennville, Georgia known as Glenvue Health & Rehabilitation by entering into a loan agreement for $6.6 million with PrivateBank .  The loan matures in July 2014 with a required final payment of approximately $6.4 million and accrues interest at an annual rate of the greater of 6.0% per annum; or the LIBOR rate plus 4.0% per annum.  The loan requires monthly principal payments and interest.  Deferred financing costs incurred on the loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The loan is secured by the Glenvue facility and guaranteed by AdCare.

Companions Specialized Care

In August 2012, a wholly owned subsidiary of AdCare financed the skilled nursing facility located in Tulsa, Oklahoma known as Companions Specialized Care Center by entering into a loan agreement for $5.0 million with Contemporary Healthcare Capital.  The loan matures in August 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum.  Deferred financing costs incurred on the loan amounted to approximately $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term.  The loan is secured by the Companions Specialized Care facility and guaranteed by AdCare.

Bonds

Eaglewood Village Bonds

In April 2012, a wholly owned subsidiary of AdCare entered into a loan agreement with the City of Springfield in the State of Ohio (“City of Springfield”) pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield’s Series 2012 Bonds.  The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds.  The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between the City of Springfield and the Bank of Oklahoma.  The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum.  The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum.  Deferred financing costs incurred on the loan amounted to approximately $0.6 million and are being amortized to interest expense over the life of the loan.  The loan is secured by the Company’s assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare.  There is an original issue discount of approximately $0.3 million and restricted assets of $0.3 million related to this loan.

Quail Creek

In July 2012, a wholly owned subsidiary of AdCare financed the skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended as of September 1, 2001.  The indebtedness under the Loan Agreement and Indenture consists of a principal amount of $2.8 million.  The loan matures in August 2016 and, accrues interest at a fixed rate of 10.25% per annum.  The loan is secured by the Quail Creek facility.

Other Debt

Eaglewood Village Promissory Note

In January 2012, two wholly owned subsidiaries of AdCare issued a promissory seller note in the amount of $0.5 million in connection with the January 2012 acquisition of the assisted living facility located in Springfield, Ohio.  The note matures in January 2014 and requires a final payment of approximately $0.5 million.  The note bears interest at 6.5% per annum payable monthly beginning February 2012.  The note requires monthly principal and interest payment.  The note may be prepaid without penalty at any time.

Cantone Promissory Notes

In March 2012, AdCare issued an unsecured promissory note to Cantone Asset Management LLC in the amount of $3.5 million.  In April 2012, AdCare issued another promissory note to Cantone Asset Management LLC in the amount of $1.5 million.  In July 2012, these two promissory notes were refinanced through the issuance to Cantone Asset Management LLC in July 2012 of an 8% subordinated convertible note in principal amount of $5.0 million.

Strome Note

On April 1, 2012, AdCare issued an unsecured promissory note in the amount of $5.0 million to Strome Alpha Offshore Ltd.  The promissory note matures in November 2012, and the Company anticipates paying off the promissory note with proceeds from the preferred stock offering discussed in Note 16. Interest accrues at a fixed rate of 10% per annum.  The promissory note requires interest payments of approximately $0.1 million on July 1, 2012 and October 1, 2012.  The promissory note may be prepaid at any time without penalty.

Convertible Debt

Convertible Debt Issued in July 2012

AdCare entered into a Securities Purchase Agreement, dated as of June 28, 2012, with certain accredited investors pursuant to which the Company issued and sold such investors on July 2, 2012 an aggregate of $7.5 million in principal amount of the Company’s 8.0% subordinated convertible notes.  The notes bear interest at 8% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012. The notes mature on July 31, 2015. The notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.  The $7.5 million principal amount of the notes includes a refinance of existing indebtedness of $5.0 million of promissory notes issued to Cantone Asset Management LLC.

At any time on or after the six-month anniversary of the date of issuance of the notes, the notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012 as further discussed in Note 10) and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events.

If at any time on or after the six-month anniversary date, the weighted average price of the common stock for any 20 trading days within a period of 30 consecutive trading days equals or exceeds 200% of the conversion price and the average daily trading volume of the common stock during such 20 days exceeds 50,000 shares, then the Company may, subject to the satisfaction of certain other conditions, redeem the notes in cash at a redemption price equal to the sum of 100% of the principal amount being redeemed plus any accrued and unpaid interest on such principal.

In addition, the holders of a majority of the aggregate principal amount of notes then outstanding may require the Company to redeem all or any portion of the notes upon a change of control transaction, as described in the Notes, at a redemption price in cash equal to 110% of the redemption amount.

NOTE 9.  ACQUISITIONS

Summary of 2012 Acquisitions

During the nine months ended September 30, 2012, the Company acquired a total of eight skilled nursing facilities and one assisted living facility described further below.  The Company has incurred a total of approximately $1.2 million of acquisition costs related to these acquisitions and has recorded the cost in the “Other Income (Expense)” section of the Condensed Consolidated Statements of Operations.

Eaglewood Care Center and Eaglewood Village

On January 1, 2012, the Company obtained effective control of the Eaglewood Care Center, a skilled nursing facility and the Eaglewood Village facility, an assisted living facility each located in Springfield, Ohio.  The total purchase price was $12.4 million after final closing adjustments.

Little Rock, Northridge and Woodland Hills

On April 1, 2012, the Company obtained effective control of the Little Rock, Northridge and Woodland Hills facilities, three skilled nursing facilities located in Little Rock, Arkansas.  The total purchase price was $27.2 million after final closing adjustments.

Abington Place

On June 1, 2012, the Company obtained effective control of Abington Place, a skilled nursing facility located in Little Rock, Arkansas.  The total purchase price was $3.6 million after final closing adjustments.

Glenvue Nursing Home

On July 2, 2012, the Company obtained effective control of Glenvue Nursing, a skilled nursing facility located in Glenville, Georgia.  The total purchase price was $8.2 million.

Quail Creek Health and Rehab

On July 3, 2012, the Company obtained effective control of Quail Creek Health and Rehab a skilled nursing facility located in Oklahoma City, Oklahoma, contingent upon final approval and transfer of the operating license to AdCare.  The total purchase price was $5.8 million

Companion Specialized Care Center

On August 17, 2012, the Company obtained effective control of Companions Specialized Care Center, a skilled nursing facility located in Tulsa, Oklahoma, contingent upon final approval and transfer of the operating license to AdCare.  The total purchase price was approximately $5.8 million.

The preliminary purchase price allocation of all 2012 acquisitions is summarized as follows:

(Amounts in 000s)
Consideration transferred:
Net proceeds from loans	$38,805
Seller notes	5,000
Cash (including prepaid deposits)	15,577
Common stock issued	750
Total consideration transferred	$60,132
Assets acquired:
Land	$3,567
Buildings	39,945
Equipment and furnishings	3,906
Intangible assets — bed licenses	15,905
Total assets acquired	63,323
Liabilities assumed:
Assumed indebtedness	(2,800)
Real estate taxes and other	(391)
Total identifiable net assets	$60,132

The purchase price allocations for Glenvue Nursing, Quail Creek Health and Rehab and Companion Specialized Care Center are recorded on a preliminary basis.  The fair value estimates of assets acquired and liabilities are pending completion of various elements.  The Quail Creek Health and Rehab and Companion Specialized Care Center acquisitions are preliminary subject to finalization of independent valuations of fair value of the assets acquired and liabilities assumed and final review by our management.  The Companion Specialized Care Center consideration transferred is also subject to evaluation of the value of the stock transferred for restriction discounts.  The Glenvue Nursing purchase price allocation is subject to final review by management of the independent valuations.  Accordingly, there could be adjustments to our financial statements, including changes in our depreciation and amortization expense related to the valuation of building, equipment and furnishings and intangible assets acquired and their respective useful lives among other adjustments.

Unaudited Pro forma Financial Information

The above acquisitions have been included in the consolidated financial statements since the dates the Company gained effective control.  Combined revenue for all 2012 acquisitions since gaining effective control is approximately $ 21.5 million and resulted in income from operations of approximately $ 2.1 million for the nine months ended September 30, 2012.

The following table represents pro forma results of consolidated operations as if all of the 2011 and 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

	Nine Months Ended September 30,
(Amounts in 000s)	2012	2011
Pro forma revenue	$182,647	$181,437
Pro forma operating expenses	$171,591	$171,859
Pro forma income from operations	$11,056	$9,578

The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

NOTE 10.  STOCKHOLDERS’ EQUITY

Stock Dividend

On September 6, 2012, the Company’s Board of Directors declared a 5% stock dividend issued on October 22, 2012 to holders of the common stock as of October 8, 2012. As a result of the stock dividend, the number of outstanding shares of common stock increased by approximately 0.7 million shares in 2012. As the Company is in a deficit position, there is no recorded impact to the reported amounts of stockholders’ equity in the accompanying condensed consolidated balance sheet.  As the dividend was declared before the release of the accompanying condensed consolidated financial statements, all references to the number of common shares and per-share amounts are restated based on the increased number of shares giving retroactive effect to the stock dividend on prior period amounts.

2012 Public Common Stock Offering

In March 2012, the Company closed a firm commitment underwritten public offering of 1.1 million shares of common stock at an offering price to the public of $3.75 per share.  The Company also granted the underwriter in the offering an option for 45 days to purchase up to an additional 165,000 shares of common stock to cover over-allotments, if any.  In connection with the underwriter’s partial exercise of this option, the Company issued an additional 65,000 shares of common stock at an offering price to the public of $3.75 per share on May 22, 2012.  The Company received net proceeds of approximately $3.8 million after deducting underwriting discounts and other offering-related expenses of approximately $0.6 million.  This transaction occurred prior to the 2012 stock dividend and the share amounts, as disclosed, have not been restated as a result.

Shares Reserved

At September 30, 2012, the Company had reserved approximately 12.1 million shares (after the 2012 stock dividend) of its authorized but unissued common stock for possible future issuance in connection with the following approximate number of shares (in thousands):

(Amounts in 000s)	Shares
Exercise and future grants of stock options under plans	1,274
Exercise of outstanding stock warrants—employee	563
Exercise of outstanding stock warrants—non-employee	3,154
Convertible debt shares issuable (including additional 20% required under agreements)	7,124
Total authorized shares reserved	12,115

NOTE 11.  STOCK BASED COMPENSATION

Employee Common Stock Warrants & Options (Shares and Strike Prices Adjusted for the 2012  Stock Dividend-See Note 10)

In February 2012, the Company granted non-qualified stock options to Christopher Brogdon, the Company’s Vice Chairman, pursuant to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). A total of 52,500 options were granted with an exercise price per share of $6.67 and 105,000 options were granted with an exercise price of $7.62.  The options vest in September of 2013 and 2014, respectively.  The options are exercisable until February 2022. The fair value of the options at the date of grant was estimated at $1.19 and $1.03 per share, respectively, and is being recognized as share-based compensation expense over the requisite service period of the awards.

In March 2012, the Company granted incentive stock options to certain members of management pursuant to the 2011 Plan. A total of 461,160 options were granted with an exercise price per share of $3.93.  The options vest ratably on the day before each of the three subsequent anniversaries.  The options are exercisable until March 2017. The fair value of the options at the date of grant was estimated at $1.34 per share and is being recognized as share-based compensation expense over the requisite service period of the awards.

On June 1, 2012, at the Annual Meeting of Shareholders of the Company, the shareholders approved an amendment to the 2011 Plan to increase the maximum number of shares of common stock that may be issued under the 2011 Plan to an aggregate of 2.0 million shares from 1.0 million. The Company’s management, key employees (including the Company’s principal executive officer, principal financial officer and named executive officers), directors and consultants are eligible to participate in the 2011 Plan.

In August 2012, the Company granted incentive stock options to certain members of management pursuant to the 2011 Plan.  A total of 248,850 options were granted with an exercise price per share of $3.93.  The options vest ratably over three years.  The options are exercisable until August 2022.  The fair value of the options on the date of grant was estimated at $1.55 per share and is being recognized as share-based compensation expense over the requisite service period of the awards.

Nonemployee Common Stock Warrants

On March 29, 2012, in connection with the issuance of the $3.5 million promissory note to Cantone Asset Management LLC, the Company granted to Cantone Asset Management LLC a warrant to purchase 315,000 shares of common stock at an exercise price per share of $3.81.  The warrant is exercisable until March 2015. The fair value of the warrant at the date of grant was estimated at $0.64 per share and is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

On April 1, 2012, in connection with the issuance of the $5.0 million promissory note to Strome Alpha Offshore Ltd., the Company granted to Strome Alpha Offshore Ltd. a warrant to purchase 328,125 shares of common stock at an exercise price per share of $3.81.  The warrant is exercisable until April 2015. The fair value of the warrant at the date of grant was estimated at $0.64 per share and is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

On July 2, 2012 in connection with the issuance of the $7.5 million principal amount of 8% subordinated convertible notes, the Company granted a warrant to purchase 105,000 shares of common stock at an exercise price per share of $3.81 to the placement agent as partial consideration for its service in the offering.  The warrant is exercisable until July 2015.  The fair value of the warrant at the date of grant was estimated at $0.49 per share and is included in deferred loan costs and is being amortized as interest expense over the life of the 8% subordinated convertible notes.

On August 31, 2012 the Company granted a warrant to purchase 15,750 shares of common stock at an exercise price per share of $4.37 to a vendor.  The warrant is exercisable until August 2015.  The fair value of the warrant at date of grant was estimated at $0.89 per share and is being recognized as non-employee share —based compensation expense over the requisite service period of the awards.

Restricted Stock

In June 2012, the Company, approved issuing, pursuant to the 2011 Plan,  283,500 shares of common stock with a three year restriction on transfer to its nine directors.  The restricted stock has all the rights of a shareholder from the date of grant, including, without limitation the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the grant date closing stock price of $3.36.  The related compensation expense is being recognized over the three year restricted period.  The compensation expense for the three months ended September 30, 2012 was approximately $0.2 million with unrecognized compensation expense of approximately $0.7 million remaining at September 30, 2012.

On July 2, 2012 in connection with the issuance of the $7.5 million principal amount of 8% subordinated convertible notes,  the Company granted 52,500 shares of restricted common stock with a one year restriction on transferability to the placement agent as partial consideration for its service on the offering.  The Company determined the fair value of the restricted stock at the date of grant to be equal to the grant date closing stock price of $3.50.  The related compensation expense is included in deferred loan costs and is being amortized as interest expense over the term of the 8% subordinated convertible notes.  The expense for the three months ended September 30, 2012 was less than $0.1 million with unrecognized expense of approximately $0.2 million remaining at September 30, 2012.

The following summarizes the Company’s restricted stock activity for the period ended September 30, 2012:

	Number	Weighted Avg.
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	—	—
Stock Dividend	16,000	$3.38
Granted	320,000	$3.38
Vested	(336,000)	$3.38
Forfeited	—	—
Nonvested at September 30, 2012	—	—

NOTE 12.  VARIABLE INTEREST ENTITIES

As further described in Note 19 to the consolidated financial statements in the Annual Report, the Company has certain variable interest entities that are required to be consolidated because AdCare has control as primary beneficiary. A “primary beneficiary” is the party in a VIE that has both of the following characteristics:  (a.) The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b.) The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In June 2012, the Company amended the Option Agreement to purchase Riverchase Village Facility to extend the option exercise period to June 22, 2013.  There have been no significant changes in these relationships in 2012.  The following summarizes the assets and liabilities of the variable interest entities included in the consolidated balance sheets:

Riverchase Village Facility - Assets and Liabilities:

(Amounts in 000s)	September 30, 2012	December 31, 2011
Cash	$10	$16
Accounts receivable	7	10
Restricted investments	326	451
Property and equipment, net	5,993	5,999
Other assets	411	432
Total assets	$6,747	$6,908

Accounts payable	$1,112	$740
Accrued expenses	130	174
Current portion of notes payable	99	99
Notes payable, net of current portion	6,010	6,077
Noncontrolling interest	(604)	(182)
Total liabilities	$6,747	$6,908

Oklahoma Facilities - Assets and Liabilities:

(Amounts in 000s)	September 30, 2012	December 31, 2011
Cash	$191	$181
Accounts receivable	1,219	800
Property and equipment, net	10,916	11,111
Other assets	586	642
Total assets	$12,912	$12,734

Accounts payable	$1,672	$458
Accrued expenses	428	357
Current portion of notes payable	2,998	189
Notes payable, net of current portion	9,441	12,389
Noncontrolling interest	(1,627)	(659)
Total liabilities	$12,912	$12,734

In March 2012, a wholly owned subsidiary of AdCare entered into a purchase agreement for a skilled nursing home facility in Tulsa, Oklahoma and agreed to provide back office services for the facility until the earlier of its acquisition by the Company or the termination of the purchase agreement.  It was determined that in this arrangement, the Company had a variable interest. The current owner of the facility was obligated for the outstanding debt of the facility and the Company did not provided any guarantee of the debt.  The Company can terminate the current arrangement without any requirement to provide future financial support.  As such, it was determined that under this arrangement the Company was not the primary beneficiary and, consolidation was not required.  The arrangement terminated on August 17, 2012 when the Company acquired effective control of Companion Specialized Care Center (See Note 9).

NOTE 13.  FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Level 1:	Level 2:	Level 3:	Total at September 30, 2012
Derivative Liability	$—	$—	$3.2 million	$3.2 million

Set forth below is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012:

(Amounts in 000s)	Derivative Liability
Beginning Balance	$1.9 million
Total loss	1.3 million
Ending Balance	$3.2 million

The derivative liability is the result of the Company issuing subordinated convertible notes in 2010.  The notes are convertible into shares of common stock of the Company at a current conversion price of $3.73 (adjusted for various stock dividends) that is subject to future reductions if the Company issues equity instruments at a lower price. Because there is no minimum conversion price,  an indeterminate number of shares may be issued in the future. Accordingly, the Company determined an embedded derivative existed that was required to be bifurcated from the subordinated convertible notes and accounted for separately as a derivative liability recorded at fair value. The Company estimates the fair value of the derivative liability using the Black-Scholes Merton option-pricing model with changes in fair value being reported in the condensed consolidated statement of operations. This model requires certain key inputs that are significant unobservable inputs (Level 3).

The Company currently has no plans to issue equity instruments at a price lower than the conversion price of $3.73, the current conversion price of the subordinated convertible notes issued in 2010.  The derivative liability is a non-cash item.  Upon conversion to common stock, the debt and derivative liability will be extinguished, the current fair market value of the common stock will be reflected as common stock and additional paid-in capital, and there may be a resulting gain or loss on the debt extinguishment.  If not converted to common stock, upon settlement at the date of maturity, the debt and derivative liability will result in a gain on debt extinguishment for the remaining fair value of the derivative.

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

In addition to the potential lawsuits and claims described above, the Company and others in the industry are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs.  As of September 30, 2012, the Company does not have any material loss contingencies recorded based on management’s evaluation of the probability of loss from known claims.

In 2012, the Company was named as a defendant in two related lawsuits asserting breach of contract claims arising out of consulting agreements executed in 2010 in connection with the Company’s becoming the operator of certain leased facilities that were previously operated by a third-party.  The same transaction was already the subject of litigation commenced by the Company in 2011 against several entities which had previously operated the leased facilities.  After becoming the operator of the lease facilities, the Company incurred certain losses for pre-closing activities for which the Company was entitled to indemnification.  The Company sought to enforce its rights to indemnity by filing a lawsuit against the former operators of the leased facilities for breach of contract and related tort claims, and the Company proceeded to set off its losses against payment due under the consulting agreements referenced above.  The defendants filed counterclaims against the Company.  In the third quarter of 2012, a settlement was reached with respect to the three lawsuits that permitted the Company to eliminate a previously accrued liability in light of the lower than expected settlement amount of approximately $1.0 million resulting in a non-cash settlement gain of approximately $0.4 million recognized in the third quarter.  During the third quarter, approximately $0.3 million of the settlement was paid and the majority of the remaining balance will be paid within one year.

Commitments

Oklahoma (Harty) PSA Amendment

On April 17, 2012, a wholly owned subsidiary of AdCare amended the Purchase and Sale Agreement with First Commercial Bank to acquire five skilled nursing facilities located in Oklahoma.  The amendment requires an additional deposit of $50,000 into escrow to be used as earnest money; amends the closing date to the date which is sixty (60) days after all required licenses are received, but in no event later than September 30, 2012; and releases $200,000 from escrow to First Commercial Bank.  Upon the closing of the purchase, the Company shall receive a $200,000 credit against the purchase price; however, if the transaction fails to be consummated for any reason other than (i) default by First Commercial Bank; (ii) the failure of a condition to closing to be satisfied; or (iii) an event of casualty or condemnation, First Commercial Bank shall be entitled to retain the $200,000 disbursed from escrow. If the transaction fails to be consummated for any reason other than as described in the preceding sentence, First Commercial Bank shall return the $200,000 to the Company upon demand.  (See Note 16).

Sumter Valley PSA

On April 27, 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with 1761 Pinewood Holdings, LLC to acquire a 96-bed skilled nursing facility located in Sumter, South Carolina for an aggregate purchase price of $5.5 million.  The purchase price consists of: (i) $5.3 million cash consideration; and (ii) a $0.2 million promissory note to be issued by one of AdCare’s subsidiaries that shall bear interest at a fixed rate of 6% based on a 15-year amortization schedule. Pursuant to the purchase and sale agreement, as amended, the Company deposited $0.1 million into escrow and delivered approximately $0.2 million to the seller to be held as earnest money.

On September 27, 2012, under the Third Amendment to the Purchase and Sale Agreement, the closing date was extended to December 28, 2012, although, upon 14 days written notice by the Company, the closing day may be moved to the last business day of November 2012.  The Company has paid approximately $0.9 million in earnest money that will be credited against the purchase price at closing.

Georgetown PSA

On August 9, 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with Winyah Nursing Home, Inc. to acquire certain land, buildings, improvements, furniture, fixtures and equipment comprising an 84-bed skilled nursing facility known as Georgetown Healthcare & Rehabilitation Center located in Georgetown, South Carolina for an aggregate purchase price of $4.2 million.  The Company deposited $0.1 million into escrow which will be refunded if an inspection of the facility is deemed unsatisfactory.  The closing date is expected to be on or before November 30, 2012.  (See Note 16).

Cabot PSA

On September 25, 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with John B. Montgomery and Michael Morton to acquire all the issued and outstanding membership interests of LJL Properties, LLC for an aggregate purchase price of $6.3 million consisting of: (a) approximately $0.8 million payable in cash; and (b) the assumption of indebtedness of LJL Properties, LLC in the original principle amount of approximately $5.5 million subject to the terms and conditions of the Purchase and Sale Agreement.  LJL Properties, LLC has applied for a Permit of Approval from the Arkansas Health Services Permit Agency permitting construction of a 70-bed nursing facility identified as Lonoke County Nursing and Rehab Center in Cabot, Arkansas.  LJL Properties, LLC has caused the facility to be constructed with licensure of the new facility pending.  AdCare has deposited $0.1 million into escrow as earnest money.  The closing is expected to occur on December 1, 2012 and the closing may be extended until December 15, 2012 with an additional payment of earnest money.

Hembree Road Property PA

On June 4, 2012, the Company entered into a purchase agreement with JRT Group Properties, LLC (“JRT Group

Properties”) to acquire property comprising Building 1145 of the Offices at Hembree, a condominium, located in Roswell, Georgia, for an aggregate purchase price of $1.1 million.  The lender which the Company anticipates using to finance this acquisition has received a third party appraisal with respect to the property which is consistent with the purchase price. One member of JRT Group Properties is a non-officer employee of the Company and another member of JRT is the son of Christopher Brogdon, the Company’s Vice Chairman and Chief Acquisition officer.

Benefit Plans

In the second quarter of 2012, it was determined that the Company has potential obligations related to the Company sponsored 401(k) plan.  The Company has recorded an obligation based on an estimated amount of approximately $0.1 million.  The Company is pursuing remedial actions under the Voluntary Correction Programs (“VCP”). The Internal Revenue Service and the Federal Department of Labor may not accept the Company’s VCP proposal.. Thus the obligation may be adjusted in the future.  However, management does not believe the ultimate impact of the resolution will be material to its results of operations and expects this issue to be resolved before the end of 2012.

NOTE 15. RELATED PARTY TRANSACTIONS

On January 17, 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with Gyman Properties, LLC to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor, for an aggregate purchase price of $6.5 million. Pursuant to the Purchase and Sale Agreement, we deposited approximately $0.3 million into escrow to be held as earnest money.  On May 9, 2012, AdCare assigned all of its rights under the Purchase and Sale Agreement to GL Nursing, LLC, an entity affiliated with Christopher Brogdon, AdCare’s Vice Chairman and a beneficial owner of more than 10% of the common stock.  GL Nursing, LLC has agreed to reimburse us the $0.3 million deposit and all of our out-of-pocket costs relating to Golden Years Manor upon the closing of the acquisition, which occurred on May 31, 2012. The Company has recorded a receivable for this amount.

On June 4, 2012, a wholly owned subsidiary of AdCare entered into a Purchase Agreement with JRT Group Properties to acquire property comprising Building 1145 of the Offices at Hembree, a condominium, located in Roswell, Georgia for an aggregate purchase price of approximately $1.1 million.  The closing of the Hembree Purchase is expected to occur before the end of 2012. One member of JRT Group Properties is a non-officer employee of AdCare and another member of JRT Group Properties is the son of Christopher Brogdon, the Company’s Vice Chairman.  As previously disclosed in the Annual Report, AdCare leases the Hembree property for use as administrative offices.

On July 26, 2012, Hearth & Home of Ohio, Inc. (“Hearth & Home”), a wholly owned subsidiary of AdCare, entered into an Amendment with Christopher Brogdon, the Company’s Vice Chairman, which amends that certain Option Agreement, as previously amended, between Hearth & Home and Mr. Brogdon, dated June 22, 2010, to extend the last date on which the option provided for thereby may be exercised from June 22, 2012 to June 22, 2013.  Pursuant to the option agreement, AdCare has an exclusive and irrevocable option, exercisable until June 22, 2013 to purchase from Mr. Brogdon 100% of the issued and outstanding membership interests of Riverchase Village ADK, LLC (“Riverchase”) for a purchase price of $0.1 million.  As previously disclosed, AdCare: (i) entered into a five-year management contract with Riverchase on June 22, 2010 to manage the 105-bed assisted living facility located in Hoover, Alabama, known as Riverchase Village; and (ii) guaranteed the repayment by Riverchase of certain bonds owing to The Medical Clinic Board of the City of Hoover.

On October 12, 2012, the Company executed an Assignment of Purchase and Sale Agreement in favor of Edwards Redeemer Property Holdings, LLC (“Edwards Redeemer”) and ER Nursing, LLC (both indirect, wholly owned subsidiaries of the Company and, collectively, the “Edwards Assignees”) pursuant to which AdCare assigned all of its right to purchase the Edwards Redeemer Nursing Center located in Oklahoma under that certain Purchase and Sale Agreement, dated May 5, 2011 and as subsequently amended and assigned.  The Edwards Assignees have agreed to assume all obligations of the Company under the Purchase and Sale Agreement with respect to the Edwards Redeemer Nursing facility, including reimbursement for out-of-pocket costs.  AdCare, the owner of all of the issued and outstanding membership interests of Edward Redeemer, also has executed a Membership Interest Power pursuant to which it assigns all such interests to Chris Brogdon, the Company’s Vice Chairman.

The Company also executed an Assignment of Purchase and Sale Agreement in favor of WP Oklahoma Nursing, LLC, an entity owned and controlled by Chris Brogdon, the Company’s Vice Chairman, pursuant to which the Company assigns all of its right to purchase the Whispering Pines Nursing Center located in Oklahoma under the Purchase and Sale Agreement dated May 5, 2011 and as subsequently amended and assigned.  WP Oklahoma Nursing, LLC has agreed to assume all obligations of AdCare under the Purchase and Sale Agreement with respect to the Whispering Pines Nursing Center facility.  Related to this agreement, the Company has recorded a receivable of less than $0.1 million.

NOTE 16. SUBSEQUENT EVENTS

Self-Insurance

Effective October 1, 2012, the Company began providing self-insured medical healthcare benefits to employees.  To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.2 million for each covered person per year with an aggregate annual stop-loss level of approximately $7.5 million. In addition, the Company entered into a large deductible worker’s compensation plan for the majority of its employees with a $0.3 million deductible limit for each occurrence with an aggregate limit of approximately $6.5 million.

Oklahoma (Harty) PSA Amendment

On October 8, 2012, a wholly owned subsidiary of AdCare amended the Purchase and Sale Agreement, dated May 5, 2011, and as subsequently amended and assigned pursuant to which the Company would acquire five skilled nursing facilities located in Oklahoma.  The amendment extends the closing date to 60 days after AdCare receives all required licenses and permits necessary to complete the purchase but by no later than November 30, 2012.  In consideration for extending the closing date, the Company agrees to pay certain real estate taxes and assessments relating to the facilities in Oklahoma for fiscal year 2011 (which the seller represents to total approximately $0.2 million)  and fiscal year 2012.

On October 12, 2012, the Company executed an Assignment of Purchase and Sale Agreement in favor of the Edwards Assignees, pursuant to which AdCare assigns all of its right to purchase the Edwards Redeemer Nursing Center located in Oklahoma under that certain Purchase and Sale Agreement, dated May 5, 2011 and as subsequently amended and assigned. The Edwards Assignees have agreed to assume all obligations of AdCare under the Purchase and Sale Agreement with respect to the Edwards Redeemer Nursing Center facility, including reimbursement for out-of-pocket costs.  AdCare Holdings, the owner of all of the issued and outstanding membership interests of Edward Redeemer (a wholly owned subsidiary of the Company) also has executed a Membership Interest Power pursuant to which it assigns all such interests to Chris Brogdon, the Company’s Vice Chairman.

The Company also executed an Assignment of Purchase and Sale Agreement in favor of WP Oklahoma Nursing, LLC, an entity owned and controlled by Mr. Brogdon, pursuant to which the Company assigns all of its right to purchase the Whispering Pines Nursing Center located in Oklahoma under the Purchase and Sale Agreement, dated May 5, 2011 and as subsequently amended and assigned.  WP Oklahoma Nursing, LLC has agreed to assume all obligations of the Company under the Oklahoma Facilities Purchase Agreement with respect to the WP Facility.

Ohio ALFs Sale

On October 11, 2012, the Company and certain subsidiaries entered into an Agreement of Sale with CHP Acquisition Company, LLC (“CHP”) pursuant to which the Company may sell certain land, buildings, improvements, furniture, fixtures, operating agreements and equipment comprising the following six assisted living facilities: Community’s Hearth & Home located in Springfield, Ohio; Community’s Hearth & Home also located in Springfield, Ohio; Hearth & Home of Van Wert located in Van Wert, Ohio; Community’s Hearth & Home located in Urbana, Ohio; Hearth & Home of Vandalia located in Vandalia, Ohio; and Lincoln Lodge Retirement Residence located in Columbus, Ohio (collectively, the “Ohio ALFs”), for an aggregate purchase price of approximately $22.3 million, subject to the terms and conditions of the Agreement of Sale.

The purchase price consists of: (i) $0.2 million to be deposited by CHP into escrow to be held as earnest money (the “Deposit”); (ii) CHP’s satisfaction of the principal balance of United States Department of Housing and Urban Development (“HUD”) loans for certain of the Ohio ALFs (the “HUD Loan Payoff”); (iii) CHP’s assumption of a HUD loan secured by one of the Ohio ALFs (the “HUD Loan Assumption”); (iv) a promissory note issued by CHP to the Company in the amount of $3.6 million (the “CHP Promissory Note”); and (v) cash consideration in an amount equal to the purchase price minus the amount of the Deposit, the HUD Loan Payoff, the HUD Loan Assumption and the CHP Promissory Note.  The Company estimates that the cash consideration to be received at closing would be approximately $6.7 million.

The closing of the Ohio ALFs Sale may take place at any such time as mutually agreed upon by the Company and CHP, but in no event later than December 31, 2012, unless such closing date has been extended by mutual agreement of the Company and CHP.  The closing of the Ohio ALFs Sale is subject to customary closing conditions, indemnification provisions and termination provisions.

At September 30, 2012, the Company did not meet the criteria to classify the Ohio ALFs as held for sale or to present the related operations as discontinued operations because management, although having the authority to approve the action had not yet committed to sell the assets, there was no active plan to locate a buyer was and the disposal of the Ohio ALFs probable.  Therefore, the related assets and liabilities of the Ohio ALFs were classified as held and used at September 30, 2012.  The major assets that will be held as part of the disposal group include the property and equipment with a carrying value of approximately $12.0 million and the liabilities that are expected to be extinguished consisting of debt was approximately $11.5 million at September 30, 2012. There are no indications of potential impairment of assets.

PrivateBank Credit Facility Amendment

On October 26, 2012, the Company and certain of its wholly owned subsidiaries, on the one hand, and PrivateBank entered into a Modification Agreement which amends that certain Loan and Security Agreement, dated as of September 20, 2012, between certain of the Company’s wholly owned subsidiaries and PrivateBank.  The modification agreement amends the loan agreement to: (i) allow PrivateBank to issue additional letters of credit for the account of the borrowers under the loan agreement; and (ii) change the total amount that may be issued under any letters of credit to $2.5 million.  The modification agreement did not change the maximum amount that may be borrowed under the loan agreement by the borrowers, which remains at $10.6 million.

Georgetown PSA Amendment

On November 5, 2012, the Company amended its Purchase and Sale Agreement with Winyah Nursing Home, LLC relating to the acquisition of the Georgetown Healthcare & Rehabilitation Center, an 84-bed skilled nursing facility in Georgetown, South Carolina.  The amendment extends the closing date to December 27, 2012 and required the Company to deliver an additional $50,000 extension fee to the seller.

Preferred Stock

On November 7, 2012, the Company announced a “best efforts” public offering of 450,000 shares of its newly designated series of its preferred stock, designated as its 10.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”).  The Series A Preferred Stock is offered at $23 per share.  Subject to the closing of the offering and sale of the 450,000 shares of Series A Preferred Stock, the Company expects to receive net proceeds of approximately $9.3 million after deducting underwriting discounts and other offering-related expenses of approximately $1.1 million.

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

Overview

We own and manage skilled nursing facilities and assisted living facilities.  We deliver skilled nursing and assisted living services through wholly owned separate operating subsidiaries.

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
Cumulative number of facilities	51	48	42	40	27
Cumulative number of operational beds	4,791	4,427	3,737	3,579	2,428

	Number of	Number of Facilities at September 30, 2012
State	Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Arkansas	1,041	10	—	—	—	10
Alabama	408	2	1	—	—	3
Georgia	1,631	4	—	10	—	14
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	981	10	—	1	4	15
Oklahoma	544	2	5	—	—	7

Total	4,791	29	6	12	4	51
Facility Type
Skilled Nursing	4,296	21	5	12	3	41
Assisted Living*	412	8	1	—	—	9
Independent Living	83	—	—	—	1	1

Total	4,791	29	6	12	4	51

*The above table includes six owned assisted living facilities in Ohio consisting of 196 beds.  The Company has entered into an agreement of sale to sell these facilities by December 31, 2012.  See Note 16 in the “Notes to Condensed Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities.  During the first nine months of 2012, we acquired nine facilities (eight skilled nursing facilities and one assisted living facility), bringing our total bed count to 4,791 at September 30, 2012.

•              On December 30, 2011, we acquired a skilled nursing facility and an assisted living facility both located in Springfield, Ohio, for an aggregate adjusted purchase price of approximately $12.4 million.  We obtained effective control and commenced operating these facilities on January 1, 2012.

•              On March 30, 2012, we acquired three skilled nursing facilities located in Little Rock, Arkansas.  The total purchase price was approximately $27.2 million.  We obtained effective control and operations commenced on April 1, 2012.

•              On April 30, 2012, we acquired a skilled nursing facility located in Little Rock, Arkansas for an aggregate purchase price of approximately $3.6 million.  We obtained effective control and operations commenced on June 1, 2012.

•              On July 2, 2012 we acquired a skilled nursing facility in Glennville, Georgia for an aggregate purchase price of approximately $8.2 million.  We obtained effective control and operations commenced on July 2, 2012.

•              On July 2, 2012 we acquired a skilled nursing facility in Oklahoma City, Oklahoma for an aggregate purchase price of approximately $5.8 million.  We obtained effective control and operations commenced on July 3, 2012.

•              On August 17, 2012, we acquired a skilled nursing facility in Tulsa, Oklahoma for an aggregate purchase price of approximately $5.8 million.  We obtained effective control and operations commenced on August 17, 2012.

In addition, the following potential acquisitions have been announced during the nine months ended September 30, 2012:

•            On April 17, 2912, we amended a Purchase and Sale Agreement with First Commercial Bank to acquire five skilled nursing facilities located in Oklahoma.  On October 12, 2012, we assigned our rights to purchase two of these facilities to a related party.  We expect closing to occur no later than December 31, 2012. See Notes 14, 15 and 16 in the “Notes to Condensed Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

•             On April 27, 2012, we entered into a Purchase and Sale Agreement with 1761 Pinewood Holdings, LLC to acquire a 96-bed skilled nursing facility located in Sumter, South Carolina for an aggregate purchase price of approximately $5.5 million.  We expect the closing of the acquisition to occur on December 31, 2012.

•             On August 9, 2012, we entered into a Purchase and Sale Agreement with Winyah Nursing Home, Inc. to acquire an 84-bed skilled nursing facility located in Georgetown, South Carolina for an aggregate purchase price of approximately $4.2 million.  We expect closing to occur on or before December 27, 2012.

•             On September 25, 2012, we entered into a Purchase and Sale Agreement with John B. Montgomery and Michael Morton. to acquire all the issued and outstanding membership interests in LJL Properties, LLC for an aggregate purchase price of approximately $6.3 million. LJL Properties, LLC has applied for a Permit of Approval permitting construction of a 70-bed nursing facility in Cabot, Arkansas.  We expect closing to occur no later than December 15, 2012.

The Company is currently evaluating potential acquisition opportunities in addition to those described above, and we continue to seek new opportunities to further our growth strategy.  No assurance is made that any of these potential acquisition opportunities will be determined to be appropriate for us or that we will complete any of such acquisitions on terms acceptable to us, or at all.

Segments

The Company reports its operations in three segments:  SNF, ALF and Corporate & Other.  The Company delivers services through wholly owned separate operating subsidiaries.  The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities.  The Corporate & Other segment engages in the management of facilities and accounting and IT services.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating results excludes interest expense and other non-operating income and expenses.  See Note 4 in the “Notes to Condensed Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

Skilled Nursing Facilities

We focus on two primary indicators in evaluating the financial performance in this segment.  Those indicators are facility occupancy and patient mix.  Facility occupancy is important because higher occupancy generally leads to higher revenues.  In addition, concentrating on increasing the number of Medicare covered admissions (the “patient mix”) helps in increasing revenues.  We continue our work towards maximizing the number of patients covered by Medicare where, typically, our operating margins are higher. We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis.

For the three and nine months ended September 30, 2012, revenue in our skilled nursing segment increased approximately $ 20.2 million and $58.4 million, respectively, compared to September 30, 2011, as a result of acquisition growth.  For the three and nine months ended September 30, 2012, this segment had income from operations of $4.5 million and $13.0 million respectively, as a result of optimization of occupancy and quality mix as well as expense controls.  We expect to continue to implement and refine strategies designed to sustain these goals.  Total assets increased $63.9 million due to acquisitions made since September 30, 2011 and other building improvements.

Average Occupancy

	Three Months Ended September 30,
	2012	2011
Same Facilities (1)	84.9%	87.3%
All Facilities	77.2%	85.4%

	Nine Months Ended September 30,
	2012	2011
Same Facilities (1)	85.1%	87.0%
All Facilities	78.1%	86.2%

(1)  “Same Facilities” results represent those owned and leased facilities we began operating on and prior to January 1, 2011.

Patient Mix

Three Months Ended September 30,

	Same Facilities		All Facilities
	2012	2011	2012	2011
Medicare	13.8%	14.4%	12.8%	12.9%
Medicaid	74.8%	74.5%	74.2%	76.3%
Other	11.4%	11.1%	13.0%	10.8%
Total	100.0%	100.0%	100.0%	100.0%

Nine Months Ended September 30

	Same Facilities		All Facilities
	2012	2011	2012	2011
Medicare	14.7%	15.0%	13.6%	14.2%
Medicaid	73.5%	75.4%	73.8%	76.2%
Other	11.8%	9.6%	12.6%	9.6%
Total	100.0%	100.0%	100.0%	100.0%

For the Three Months Ended September 30, 2012:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 QTD	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
Region (SNF Only)	End(1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	78.1%	8.6%	$4,566	$402.10	$183.60
Arkansas	1,009	1,009	61.9%	12.5%	$11,976	$395.18	$173.60
Georgia	1,631	1,631	86.7%	13.3%	$27,942	$457.55	$166.86
Missouri	80	80	63.8%	12.6%	$852	$444.90	$135.04
North Carolina	106	106	84.9%	19.8%	$1,870	$446.67	$162.67
Ohio	293	293	85.7%	14.9%	$5,409	$472.49	$167.02
Oklahoma	544	483	72.3%	10.7%	$5,363	$403.65	$127.85
Total	3,967	3,906	77.2%	12.8%	$57,978	$437.54	$164.42

For the Nine Months Ended September 30, 2012:

	Period’s		Medicare
	Average	Occupancy	Utilization	2012 YTD	Medicare
	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
Region (SNF Only)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	81.4%	10.9%	$14,469	$390.53	$186.16
Arkansas	822	63.4%	12.0%	$29,297	$385.94	$172.28
Georgia	1,542	86.3%	14.4%	$76,053	$463.27	$154.03
Missouri	80	62.7%	17.5%	$2,594	$413.79	$132.37
North Carolina	106	84.5%	18.6%	$5,485	$454.37	$160.27
Ohio	293	84.4%	16.2%	$16,024	$472.48	$161.70
Oklahoma	371	70.4%	10.0%	$11,830	$412.55	$125.72
Total	3,518	78.1%	13.6%	$155,752	$440.95	$158.09

(1)         Excludes managed beds which are not consolidated.

(2)         ADC is the Average Daily Census

(3)         PPD is the Per Patient Day equivalent

Assisted Living Facilities

For the three and nine months ended September 30, 2012, revenue in our ALF segment increased approximately $ 0.9 million and $ 2.8 million, respectively, compared to September 30, 2011 as a result of increased revenue from acquisitions, an annual increase in rates charged to privately paying residents and increasing occupancy.  For the three and nine months ended September 30, 2012, this segment had income from operations of approximately $0.7 million and $2.0 million, respectively.  Total assets increased $ 7.7 million primarily due to acquisitions since September 30, 2011 and other building improvements made during the last twelve months.

Average Occupancy
Three Months Ended September 30,
2012	2011
85.1%	77.5%

Nine Months Ended September 30,
2012	2011
83.4%	75.9%

Residents of our assisted living facilities rely on their personal investments and wealth to pay for their stay.  Although many of the risks still remain, such as declines in market values of investments, depressed market for the sale of private homes, and adult children caring for their elderly at home, we have seen an increase in census.

In October 2012, the Company entered into a an Agreement of Sale pursuant to which the Company may sell ALFs in Ohio (the “Ohio ALFs”). Management expects the sale to close on or before December 31, 2012.  We estimate the cash proceeds from the sale will be approximately $6.7 million.  For the nine months ended September 30, 2012, the Ohio ALF’s had revenues of approximately $6.8 million and operating income of approximately $1.7 million.  At September 30, 2012, the Ohio ALFs had approximately $15.4 million in assets that will likely be sold and $12.6 million in debt that will likely be extinguished as a result of the sale.

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

Results of Operations

	Total Patient Care Revenues
(Amounts in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
Skilled Nursing	2012	2011	2012	2011
Same Facilities	$29,431	$29,657	$87,886	$87,020
Other Facilities	28,547	8,072	67,867	10,362
Total	$57,978	$37,729	$155,753	$97,382

	Total Patient Care Revenues
(Amounts in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
Assisted Living	2012	2011	2012	2011
Same Facilities	$2,699	$2,463	$8,010	$7,214
Other Facilities	665	n/a	2,028	n/a
Total	$3,364	$2,463	$10,038	$7,214

Comparison for the three months ended September 30, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased $21.2 million, or 53%.

Revenue in our SNF segment increased approximately $20.2 million when compared to the three months ended September 30, 2011, primarily as a result of additional facilities acquired since September 2011.  This segment had net income from operations of approximately $4.5 million which is $2.2 million higher compared to the three months ended September 30, 2011 as a result of higher revenue due to acquisitions and improved reimbursement. We are seeking to increase facility occupancy and to increase the number of patients covered by Medicare.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased approximately $0.9 million when compared to the three months ended September 30, 2011, as a result of increased census and levels of care as well as the addition of one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $0.7 million which is $0.3 million more than the same period in 2011 from an annual increase in rates charged to residents of the facilities.

Management Revenue - For the periods presented, management revenues (net of eliminations) increased $0.1 million, or 30%, as a result of a net increase of one managed facility.

Cost of Services —For the periods presented, cost of services was approximately $49.2 million or 80% of patient care revenue compared to $32.6 million or 81% of patient care revenue for the same period a year ago.  This increase in overall cost is the result of numerous acquisitions over the past 12 months.

General and Administrative - For the three months ended September 30, 2012, general and administrative expenses were approximately $4.3 million in 2012 compared to $3.3 million in 2011, an increase of $1.0 million, or 32%. As a percent of total revenues, general and administration expenses were approximately 7.0% for the three months ended September 30, 2012 compared to 8.0% for the three months ended September 30, 2011.  Our performance-based incentive expense increased by $0.5 million reflecting the improvement in the Company’s financial results. Wage and other employee related costs increased $0.2 million as a result of additional staffing needed to support the growth in operations.  Investor relations expenses increased by of approximately $0.1 million.  Datacenter cost has increased by $0.2 million as a result of outsourcing our IT department.

Facility Rent Expense - For the periods presented, lease expenses increased $0.1 million due to annual increases and the addition of the one new leased facility in the fourth quarter of 2011.

Depreciation and Amortization - For the periods presented, depreciation and amortization increased $1.3 million.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods. In addition, the acquisitions resulted in intangibles that are being amortized during the period.

Interest Expense, net - For the periods presented, interest expense, net increased $1.8 million, or 80%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced and an increase in the amortization of deferred loan costs associated with the new debt agreements.

Acquisition Costs, net of Gains - For the three months ended September 30, 2012, acquisition costs, net of gains was an expense of $0.3 million, compared to $1.1 million for the comparative period.  For the three months ended September 30, 2012, the total acquisition costs were legal fees directly related to acquisitions and other costs incurred on potential future acquisitions.

Derivative Gain/Loss - For the three months ended September 30, 2012, the derivative loss was $2.1 million, compared to a gain of $4.7 million for the same period in 2011. The derivative results from the subordinated notes issued in the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines.  The price of the common stock increased during the three-month period ended September 30, 2012, from June 30, 2012 to September 30, 2012.

Comparison for the nine months ended September 30, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased $61.2 million, or 59%.

Revenue in our SNF segment increased approximately $58.4 million when compared to the nine months ended September 30, 2011, primarily as a result of additional facilities acquired since September, 2011.  This segment had net income from operations of $13.0  million which is $8.5  million higher compared to the nine months ended September 30, 2011 as a result of higher revenue due to acquisitions and improved reimbursement. We are seeking to increase facility occupancy and to increase the number of patients covered by Medicare.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased approximately $2.8 million when compared to the nine months ended September 30, 2011, as a result one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $2.0 million which is $1.0 million more than the same period in 2011.

Management Revenue - For the periods presented, management revenues (net of eliminations) decreased $0.2 million, or 12%, as a result of fewer managed facilities.

Cost of Services —For the periods presented, cost of services was approximately $131.5 million or 79% of patient care revenue compared to $84.9 million or 81% of patient care revenue for the same period a year ago.  This increase in overall cost is the result of numerous acquisitions over the past 12 months. The improvement as a percent of patient care revenue reflects the implementation of consolidated purchasing programs and other cost reduction efforts. In 2012, the Company eliminated the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, vacation time previously accumulated must be used by the employee by December 31, 2012 or it will be forfeited.  Management has estimated the potential forfeitures and has adjusted the vacation accrual accordingly.

General and Administrative - For the nine month period ended September 30, 2012, general and administrative expenses were approximately $13.2 million in 2012 compared to $9.4 million in 2011, an increase of $3.8 million, or 41%. As a percent of total revenues, general and administration expenses were approximately 7.9% for the nine months ended September 30, 2012 compared to 8.8% for the nine months ended September 30, 2011Our performance-based incentive expense increased by $1.5 million reflecting the improvement in the Company’s financial results. Wage and other employee related costs increased $0.6 million as a result of additional staffing needed to support the growth in operations.  Travel costs have increased approximately $0.3 million as a result of acquisitions and more geographically dispersed operations. Investor relations expenses increased by approximately $0.2 million. Non-employee Board compensation increased approximately $0.2 million.  This increase is to align Board compensation with the Company’s peer group and to provide appropriate remuneration for their services.  Datacenter cost has increased by $0.2 million as a result of outsourcing our IT department.

Facility Rent Expense - For the periods presented, lease expenses increased $0.5 million due to annual increases and the addition of the one new leased facility in the fourth quarter of 2011.

Depreciation and Amortization - For the periods presented, depreciation and amortization increased $3.2 million.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods. In addition, the acquisitions resulted in intangibles that are being amortized during the period.

Interest Expense, net - For the periods presented, interest expense, net increased $4.8 million or 87%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced and an increase in the amortization of deferred loan costs associated with the new debt agreements.

Acquisition Costs, net of Gains - For the nine months ended September 30, 2012, acquisition costs, net of gains was an expense of $1.2 million, compared to an expense of $0.8 million for the comparative period.  For the nine months ended September 30, 2012, the total acquisition costs were legal fees directly related to acquisitions during the nine months ended September 30, 2012 and other costs incurred on potential future acquisitions.

Derivative Gain/Loss - For the nine months ended September 30, 2012, the derivative loss was $1.3 million, compared to a gain of $0.8 million for the same period in 2011. The derivative results from the subordinated convertible notes issued during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines.  The price of the common stock of the Company increased during the nine-month period ended September 30, 2012 from December 31, 2011 to September 30, 2012.

Other Income/(Expense) - For the periods presented, other income decreased $0.3 million.  There was a recovery of receivables recorded in the prior year. In the nine months ended September 30, 2012, there was a $0.4 million non-cash settlement gain as a result of the litigation settlement partially offset by other expenses.

Critical Accounting Policies and Use of Estimates

There have been no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in the Annual Report.

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

We have negative working capital of approximately $2.3 million at September 30, 2012.  Our ability to sustain profitable operations is dependent on continued growth in revenues and controlling costs. Approximately $3.0 million of the negative working capital ratio is related to short term debt under a VIE which the Company does not guarantee.  (See Note 12 in the “Notes to Condensed Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report).

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

Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization from continuing operations (“Adjusted EBITDA from continuing operations”) and adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent from continuing operations (“Adjusted EBITDAR from continuing operations”) are measures of operating performance that are not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company believes these non-GAAP measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying quantitative reconciliations to net income (loss) (the most directly comparable GAAP financial measures), provide a more complete understanding of factors or trends affecting our business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in 000s)	2012	2011	2012	2011
Condensed Consolidated Statement of Operations Data:
Net income (loss)	$(2,440)	$2,780	$(2,620)	$(2,724)
Impact of discontinued operations	202	158	472	285
Net income (loss) from continuing operations	(2,238)	2,938	(2.148)	(2,439)
Interest expense (net)	3,992	2,223	10,312	5,511
Income tax (benefit) expense	118	204	217	414
Amortization of stock based compensation	269	184	616	741
Depreciation and amortization	2,112	836	5,370	2,188
Acquisition costs, net of gain	342	1,147	1,160	789
Loss on extinguishment of debt	—	58	—	136
Derivative (gain) loss	2,105	(4,745)	1,342	(807)
Other non-routine adjustments	(282)	—	(282)	(632)
Salary retirement and continuation costs	38	—	38	622
Adjusted EBITDA from continuing operations	6,456	2,845	16,625	6,523
Facility rent expense	2,080	1,937	6,196	5,787
Adjusted EBITDAR from continuing operations	$8,536	$4,782	$22,821	$12,310

The Company defines: (i) “Adjusted EBITDA from continuing operations “ as net income (loss) from continuing operations before interest expense, income tax expense; depreciation and amortization (including amortization of non-cash stock-based compensation), acquisition costs (net of gains), loss on extinguishment of debt, derivative loss or gain, other non-routine adjustments (primarily a recovery of a receivable and a non-cash settlement gain) , and retirement and salary continuation costs; and (ii) “Adjusted EBITDAR from continuing operations” as net income (loss) from continuing operations before interest expense; income tax expense, depreciation and amortization (including amortization of non-cash stock-based compensation), acquisition costs (net of gains), loss on extinguishment of debt, derivative loss; other non-routine adjustments (primarily a recovery of a receivable and a non-cash settlement gain), retirement and salary continuation costs and rent cost.

Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations should not be considered in isolation or as a substitute for net income, income from operations or cash flows provided by, or used in, operations as determined in accordance with GAAP.  Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations are used by management to focus on operating performance and management without mixing in items of income and expense that relate to the financing and capitalization of the business, fixed rent or lease payments of facilities, derivative loss or gain, and certain acquisition related charges.

The Company believes these measures are useful to investors in evaluating the Company’s performance, results of operations and financial position for the following reasons:

•            They are helpful in identifying trends in the Company’s day-to-day performance because the items excluded have little or no significance to the Company’s day-to-day operations;

•            They provide an assessment of controllable expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance; and

•            They are an indication to determine whether or not adjustments to current spending decisions are needed.

AdCare believes that the use of the measures provides a meaningful and consistent comparison of the Company’s underlying business between periods by eliminating certain items required by GAAP, which have little or no significance in the Company’s day-to-day operations.

Woodland Manor Financing

In connection with the Company’s January 2012 acquisition of the skilled nursing facility located in Springfield, Ohio, known as Woodland Manor, a wholly owned subsidiary of the Company entered into a loan agreement for $4.8 million.  The loan matures in December 2016 with a required final payment of approximately $4.3 million and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum.  The loan requires monthly payments of principal and interest.  Deferred financing costs incurred on the loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015.  The loan is secured by the Woodland Manor facility and guaranteed by AdCare.

Eaglewood Village Financings

In April 2012, a wholly owned subsidiary of AdCare entered into a loan agreement with the City of Springfield in the State of Ohio (“City of Springfield”) pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield’s Series 2012 Bonds.  The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds.  The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between the City of Springfield and the Bank of Oklahoma.  The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum.  The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum.  Deferred financing costs incurred on the loan amounted to approximately $0.6 million and are being amortized to interest expense over the life of the loan.  The loan is secured by the Company’s assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare.  There is an original issue discount of approximately $0.3 million and restricted assets of $0.3 million related to this loan.

In January 2012, two wholly owned subsidiaries of AdCare issued a promissory seller note in the amount of $0.5 million in connection with the January 2012 acquisition of the assisted living facility located in Springfield, Ohio.  The note matures in January 2014 and requires a final payment of approximately $0.5 million.  The note bears interest at 6.5% per annum payable monthly beginning February 2012.  The note requires monthly principal and interest payment.  The note may be prepaid without penalty at any time.

Vandalia HUD Financing

In connection with the Company’s January 2012 refinance of the assisted living facility located in Vandalia, Ohio known as Hearth and Home of Vandalia, a wholly owned subsidiary of AdCare obtained a term loan insured by U.S. Department of Housing and Urban Development (“HUD”)  with a financial institution for a total amount of $3.7 million that matures in 2041.  The HUD term loan requires monthly principal and interest payments with a fixed interest rate of 3.74%.  Deferred financing costs incurred on the term loan amounted to approximately $0.2 million and are being amortized to interest expense over the life of the loan.  The HUD term loan has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022.

Cantone Promissory Notes

In March 2012, AdCare issued an unsecured promissory note to Cantone Asset Management LLC in the amount of $3.5 million.  In April 2012, AdCare issued another promissory note to Cantone Asset Management LLC in the amount of $1.5 million.  In July 2012, these two promissory notes were refinanced through the issuance to Cantone Asset Management LLC in July 2012 of an 8% subordinated convertible note in principal amount of $5.0 million.

Convertible Debt Issued in July 2012

AdCare entered into a Securities Purchase Agreement, dated as of June 28, 2012, with certain accredited investors pursuant to which the Company issued and sold such investors on July 2, 2012 an aggregate of $7.5 million in principal amount of the Company’s 8.0% subordinated convertible notes.  The notes bear interest at 8% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012. The notes mature on July 31, 2015. The notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.  The $7.5 million principal amount of the notes includes a refinance of existing indebtedness of $5.0 million of promissory notes issued to Cantone Asset Management LLC.

At any time on or after the six-month anniversary of the date of issuance of the notes, the notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012 as further discussed in Note 10) and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events.

If at any time on or after the six-month anniversary date, the weighted average price of the common stock for any 20 trading days within a period of 30 consecutive trading days equals or exceeds 200% of the conversion price and the average daily trading volume of the common stock during such 20 days exceeds 50,000 shares, then the Company may, subject to the satisfaction of certain other conditions, redeem the notes in cash at a redemption price equal to the sum of 100% of the principal amount being redeemed plus any accrued and unpaid interest on such principal.

In addition, the holders of a majority of the aggregate principal amount of notes then outstanding may require the Company to redeem all or any portion of the notes upon a change of control transaction, as described in the notes, at a redemption price in cash equal to 110% of the redemption amount.

Little Rock, Northridge and Woodland Hills Financings

In connection with the Company’s April 2012 acquisition of three skilled nursing facilities located in Arkansas known as Little Rock, Northridge and Woodland Hills, certain wholly owned subsidiaries of AdCare entered into a loan agreement for $21.8 million with PrivateBank.  The loan originally matured in March 2017 with a required final payment of approximately $19.7 million and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum.  The loan requires monthly principal payments plus interest for total current monthly payments of approximately $0.2 million.  Deferred financing costs incurred on the loan amounted to approximately $0.4 million and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015.  The loan is secured by the three facilities and guaranteed by AdCare.  The Company has approximately $1.8 million of restricted assets related to this loan.

On June 15, 2012, certain wholly owned subsidiaries of AdCare entered into a modification agreement with PrivateBank to modify the terms of the loan agreement.  The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.  The Company intends on refinancing the loan to long-term.  PrivateBank has informed us in writing that, in the event the loan was not refinanced through the U.S. Small Business Administration (“SBA”), it would be the intent of PrivateBank to reinstate the March 30, 2017 maturity date.

Abington Place Financing

In connection with the Company’s June 2012 acquisition of the skilled nursing facility located in Little Rock, Arkansas known as Abington Place, a wholly owned subsidiary of AdCare entered into a short-term loan agreement for $3.4 million with Metro City Bank.  In August 2012, the maturity date was amended from September 2012 to December 2014.  The note accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum.  Deferred financing costs incurred on the loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The loan may be prepaid at any time without penalty.  The loan was secured by the Abington Place facility and guaranteed by AdCare.

Stone County Financing

In June 2012, a wholly owned subsidiary of AdCare, entered into each of: (i) a Loan Agreement with Metro City Bank (“Metro”) in the amount of $1.3 million; (ii) a Loan Agreement with Metro in the amount of $1.8 million; and (iii) a Loan Agreement with the Economic Development Corporation of Fulton County (the “CDC”), an economic development corporation working with the SBA.  The purpose of these agreements was to refinance existing debt in the original principal amount of $3.1 million used to acquire select assets of a 97-bed skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation Facility.

The funding of the Metro loans for $1.3 million and $1.8 million occurred on June 8, 2012.  The funding of the SBA loan for $1.3 million occurred in July 2012, and the proceeds were used to satisfy the $1.3 million Metro loan.

The $1.8 million Metro loan matures in June 2022 and accrues interest an annual variable rate equal to the published Wall Street Journal prime rate plus 2.25% (with a minimum rate of 6.25% per annum).  Deferred financing costs incurred on this loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The Metro loan has a prepayment penalty of 10% for any prepayment through June 2013. The penalty is reduced by 1% each year thereafter until the tenth anniversary, after which there is no prepayment penalty. The Metro loan is secured by the Stone County Nursing and Rehabilitation Facility and is guaranteed by AdCare.

The SBA loan matures in July 2032 and accrues interest at a rate of 2.42% per annum.   The SBA Loan is payable in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule.  The SBA loan may be prepaid, subject to prepayment premiums during the first 10 years.  There are also annual fees associated with the SBA loan, including an SBA guarantee fee.  The SBA Loan is secured by a second in priority security deed on the Stone County Nursing and Rehabilitation Facility and guarantees from AdCare, the SBA and a wholly owned subsidiary of AdCare.

2012 Public Common Stock Offering

In March 2012, the Company closed a firm commitment underwritten public offering of 1.1 million shares of common stock at an offering price to the public of $3.75 per share.  The Company also granted the underwriter in the offering an option for 45 days to purchase up to an additional 165,000 shares of common stock to cover over-allotments, if any.  In connection with the underwriter’s partial exercise of this option, the Company issued an additional 65,000 shares of common stock at an offering price to the public of $3.75 per share on May 22, 2012.  The Company received net proceeds of approximately $3.8 million after deducting underwriting discounts and other offering-related expenses of approximately $0.6 million.  This transaction occurred prior to the 2012 stock dividend and the share amounts, as disclosed, have not been restated as a result.

Gemino Credit Agreement

At December 31, 2011, the outstanding balance of approximately $7.3 million for the revolving credit agreement was classified as current as a result of the required lockbox arrangement and subjective acceleration clauses.

On September 20, 2012, AdCare terminated and paid off all amounts outstanding under that certain Credit Agreement, dated October 29, 2010, between Gemino Healthcare Finance, LLC (“Gemino”) and AdCare (the “Gemino credit facility”).  The Gemino credit facility was a secured credit facility for borrowings up to $7.5 million, which was to mature on October 29, 2013.  As of September 20, 2012, the amount outstanding in principal balance was approximately $4.2 million which was paid from funds made available to AdCare from a new credit facility entered into with the PrivateBank and Trust Company (“PrivateBank”).  Interest accrued on the principal balance outstanding of the Gemino credit facility at an annual rate equal to LIBOR rate plus the applicable margin of 4.75% to 5.00%, depending on the principal amount outstanding.  The Gemino credit facility contained various financial covenants and other restrictions, including a fixed charge cover ratio and maximum loan turn days, as well as borrowing base restrictions.  No material early termination penalties were incurred by AdCare as a result of the termination.

Gemino-Bonterra Amendment

On September 20, 2012, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of AdCare (“Bonterra”), entered into a Second Amendment to the Credit Agreement with Gemino, which amended that certain Credit Agreement, dated April 27, 2011, between Bonterra and Gemino (the “Gemino-Bonterra credit facility”). The Gemino-Bonterra credit facility is a secured credit facility for borrowings up to $2.0 million. The amendment extends the term of theGemino-Bonterra credit facility from October 29, 2013 to January 31, 2014 and amends certain financial covenants regarding Bonterra’s fixed charge coverage ratio, maximum loan turn days and applicable margin.  Interest accrues on the principal balance outstanding at an annual rate equal to LIBOR plus the applicable margin of 4.75% to 5.00%, depending upon the principal amount outstanding.  As of September 30, 2012, approximately $1.4 million was outstanding under the Gemino-Bonterra credit facility.

PrivateBank Credit Facility

On September 20, 2012, in connection with the payoff of the Gemino credit facility, AdCare entered into a Loan and Security Agreement with PrivateBank.  The PrivateBank credit facility provides for a three-year $10.6 million principal amount senior secured revolving credit facility limited to certain borrowing base restrictions and offset by a $0.1 million letter of credit.

The PrivateBank credit facility matures on September 20, 2015.  Interest accrues on the principal balance thereof at an annual rate of the greater of 1% plus the prime interest rate per annum, or 5% per annum, and payments for the interest are payable monthly, commencing on October 1, 2012.  In addition, there is a non-utilization fee of 0.%% of the unused portion of the available credit. The PrivateBank credit facility may be prepaid at any time without premium or penalty, provided that such prepayment is accompanied by a simultaneous payment of all accrued but unpaid interest through the date of prepayment.  The PrivateBank credit facility is secured by a first priority security interest in the real property and improvements constituting nursing facilities owned and operated by AdCare.  AdCare has unconditionally guaranteed all amounts owing under the PrivateBank credit facility.

Proceeds from the PrivateBank credit facility were used to pay off all amounts outstanding under (i) a separate $2.0 million credit facility with PrivateBank under which certain subsidiaries of AdCare were borrowers and (ii) $ the Gemino credit facility.

The PrivateBank credit facility was modified in October 2012.  See Note 16 in the “Notes to the Condensed Consolidated Financial Statements” section of Part 1, Item 1 of this Quarterly Report.

Glenvue

In July 2012, a wholly owned subsidiary of AdCare financed the skilled nursing facility located in Glennville, Georgia known as Glenvue Health & Rehabilitation by entering into a loan agreement for $6.6 million with PrivateBank .  The loan matures in July 2014 with a required final payment of approximately $6.4 million and accrues interest at an annual rate of the greater of 6.0% per annum; or the LIBOR rate plus 4.0% per annum.  The loan requires monthly principal payments and interest.  Deferred financing costs incurred on the loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The loan is secured by the Glenvue facility and guaranteed by AdCare.

Companions Specialized Care

In August 2012, a wholly owned subsidiary of AdCare financed the skilled nursing facility located in Tulsa, Oklahoma known as Companions Specialized Care Center by entering into a loan agreement for $5.0 million with Contemporary Healthcare Capital.  The loan matures in August 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum.  Deferred financing costs incurred on the loan amounted to approximately $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term.  The loan is secured by the Companions Specialized Care facility and guaranteed by AdCare.

Quail Creek

In July 2012, a wholly owned subsidiary of AdCare financed the skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended by that certain First Amendment to the Loan Agreement and Indenture of First Mortgage dated as of September 1, 2001.  The indebtedness under the Loan Agreement and Indenture consists of a principal amount if $2.8 million.  The loan matures in August 2016, accrues interest at a fixed rate of 10.25% per annum.  The loan is secured by the Quail Creek facility.

For information on financings that have been entered into subsequent to September 30, 2012, see Note 16 in the “Notes to Condensed Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30
	2012	2011
Net cash provided by operating activities - continuing operations	$5,771	$1,126
Net cash used in operating activities - discontinued operations	(648)	(96)
Net cash used in investing activities - continuing operations	(16,931)	(13,236)
Net cash provided by financing activities - continuing operations	14,475	18,479
Net cash used in financing activities - discontinued operations	(147)	(134)
Net change in cash and cash equivalents	2,520	6,139
Cash and cash equivalents at beginning of period	7,364	3,911
Cash and cash equivalents at end of period	$9,884	$10,050

Nine months ended September 30, 2012

Net cash provided by operating activities for the nine months ended September 30, 2012, was approximately $5.1 million consisting primarily of our net income from operations, changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, difference between straight-line rent and rent paid ,provision for bad debt and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activities.

Net cash used in investing activities for the nine months ended September 30, 2012, was approximately $16.9 million.  This is primarily the result of funding our acquisitions, including making escrow deposits and investments in equipment and other facility improvements.

Net cash provided by financing activities was approximately $14.3 million for the nine months ended September 30, 2012.  This is primarily the result of cash proceeds received from public stock offering, and proceeds from debt financings to primarily to fund our acquisitions and to increase borrowings in our revolving credit facilitis, partially offset by repayments of existing debt obligations.

Nine months ended September 30, 2011

Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $1.0 million consisting primarily of our income from operations less the noncash gain on acquisitions, and changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, provisions for bad debts and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activities.

Net cash used in investing activities for the nine months ended September 30, 2011, was approximately $13.2 million.  This is primarily the result of funding our acquisitions, including making escrow deposits and investments in equipment and other facility improvements.

Net cash provided by financing activities was approximately $18.3 million for the nine months ended September 30, 2011.  This is primarily the result of increases in borrowings on the line of credit, proceeds from debt financings primarily to fund our acquisitions and proceeds from exercises of warrants and options, partially offset by repayments of existing debt obligations.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2012 that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On August 31, 2012, the Company issued to a vendor a warrant to purchase 15,750 shares of common stock at an exercise price of $4.37 per share. The warrant was issued (and if the warrant is exercised, then the underlying shares of common stock will be issued) without registration under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) thereof. The Company relied on this exemption based upon the private nature of the transaction and representations made by the vendor as to its sophistication and intent to hold the securities for its own account and without a view to distribute, among other things. The warrant has a three-year term and may be exercised on a cashless basis.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Amendment to Purchase Agreement, dated July 19, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Filed herewith

2.2	Purchase and Sale Agreement, dated as of August 9, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2012

2.3	Second Amendment to Purchase Agreement, dated as of August 31, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Filed herewith

2.4	Third Amendment to Purchase Agreement, dated as of September 27, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Filed herewith

2.5	Agreement of Sale, dated October 11, 2012, between AdCare Health Systems, Inc., certain of its subsidiaries named therein and CHP Acquisition Company, LLC	Filed herewith

Exhibit No.	Description	Method of Filing

2.6	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of Edwards Redeemer Property Holdings, LLC and ER Nursing, LLC	Filed herewith

2.7	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of WP Oklahoma Nursing, LLC	Filed herewith

2.8	Membership Interest Power, dated October 12, 2012	Filed herewith

2.9	Fourth Amendment to Purchase and Sale Agreement, dated October 8, 2012, between AdCare Property Holdings, LLC and First Commercial Bank	Incorporated by reference from Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed October 10, 2012

2.10	Membership Interest Purchase Agreement, dated as of September 25, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2012

2.11	Addendum to Membership Interest Purchase Agreement, dated as of September 26, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 1, 2012

2.12	First Amendment to Purchase and Sale Agreement, effective as of October 31, 2012, between AdCare Property Holdings, LLC and Winyah Nursing Home, LLC	Filed herewith

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form 8-A filed on November 7, 2012

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.3	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing

10.1	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.2	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.3	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.4	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.5	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.6	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.7	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.8	Guaranty of Payment and Performance, dated as of July 2, 2012, issued by Glenvue H&R Property Holdings, LLC and AdCare Health Systems, Inc. for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.9	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.10

Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee

Incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.11	First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma	Incorporated by reference to Exhibit 10.39 of the Registrant’s

Exhibit No.	Description	Method of Filing

	County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.12	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.13	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Filed herewith

10.14	Promissory Note, dated August 17, 2012, issued by CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P. in the amount of $5,000,000	Filed herewith

10.15	Revolving Loan Promissory Note, made as of August 17, 2012, by and among CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Fund I, L.P. in the amount of $600,000	Filed herewith

10.16	Assignment of Leases and Rents, dated as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.17

Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 17, 2012, made and entered into by CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.

Filed herewith

10.18	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Fund I, L.P.	Filed herewith

10.19	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Fund I, L.P.	Filed herewith

10.20	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.21	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.22	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Filed herewith

10.23	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.24	Loan and Security Agreement, dated as of September 20, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Filed herewith

Exhibit No.	Description	Method of Filing

10.25	Modification Agreement, dated as of October 26, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Filed herewith

10.26	Promissory Note, dated September 20, 2012, issued by the subsidiaries of AdCare Health Systems, Inc. named therein in favor of The PrivateBank and Trust Company in the amount of $10,600,000	Filed herewith

10.27	Guaranty of Payment and Performance, made as of September 20, 2012, by AdCare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Filed herewith

10.28	Payoff Confirmation Letter, dated September 20, 2012, from Gemino Healthcare Finance, LLC to AdCare Health Systems, Inc. and certain of its subsidiaries named therein	Filed herewith

10.29	Release of Guarantees, dated September 20, 2012, from Gemino Healthcare Finance, LLC to certain subsidiaries of AdCare Health Systems, Inc. named therein	Filed herewith

10.30	Second Amendment to Credit Agreement, dated September 20, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Filed herewith

10.31	Temporary Extension Agreement, dated August 29, 2012, by and between APH & R Property Holdings, LLC and Metro City Bank	Filed herewith

10.32	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.33	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.34	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.35	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.36	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.37	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.38	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.39	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.40	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.41	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.42	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC	Incorporated by reference from Exhibit 99.7 to the Registrant’s

Exhibit No.	Description	Method of Filing

	and Metro City Bank	Current Report on Form 8-K filed May 3, 2012

10.43	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.44	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Incorporated by reference from Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.45	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.46	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.47	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.48	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.49	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.50	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Incorporated by reference from Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.51	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.52	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.53	Assignment of Leases and Rents, dated June 8, 2012, by and	Incorporated by reference from Exhibit 10.22 of the Registrant’s

Exhibit No.	Description	Method of Filing

	between Mt. V Property Holdings, LLC and Metro City Bank	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.54	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.55	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.56	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Incorporated by reference from Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.57	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.58	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.59	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.60	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.61	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.62	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.63	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference from Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.64	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health	Incorporated by reference from Exhibit 10.41 of the Registrant’s

Exhibit No.	Description	Method of Filing

	Systems, Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.65	Employment Agreement, dated August 7, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference from Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.66

Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Incorporated by reference from Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.67	Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Incorporated by reference from Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.68	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Melissa L. Green	Incorporated by reference from Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012 and (v) the Notes to Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	November 13, 2012	/s/Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2012	/s/Martin D. Brew
Martin D. Brew
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Amendment to Purchase Agreement, dated July 19, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Filed herewith

2.2	Purchase and Sale Agreement, dated as of August 9, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2012

2.3	Second Amendment to Purchase Agreement, dated as of August 31, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Filed herewith

2.4	Third Amendment to Purchase Agreement, dated as of September 27, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Filed herewith

2.5	Agreement of Sale, dated October 11, 2012, between AdCare Health Systems, Inc., certain of its subsidiaries named therein and CHP Acquisition Company, LLC	Filed herewith

2.6	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of Edwards Redeemer Property Holdings, LLC and ER Nursing, LLC	Filed herewith

2.7	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of WP Oklahoma Nursing, LLC	Filed herewith

2.8	Membership Interest Power, dated October 12, 2012	Filed herewith

2.9	Fourth Amendment to Purchase and Sale Agreement, dated October 8, 2012, between AdCare Property Holdings, LLC and First Commercial Bank	Incorporated by reference from Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed October 10, 2012

2.10	Membership Interest Purchase Agreement, dated as of September 25, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed

Exhibit No.	Description	Method of Filing

October 1, 2012

2.11	Addendum to Membership Interest Purchase Agreement, dated as of September 26, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 1, 2012

2.12	First Amendment to Purchase and Sale Agreement, effective as of October 31, 2012, between AdCare Property Holdings, LLC and Winyah Nursing Home, LLC	Filed herewith

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form 8-A filed on November 7, 2012

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.3	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.1	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.2	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.3	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed

Exhibit No.	Description	Method of Filing

July 5, 2012

10.4	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.5	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.6	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.7	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.8	Guaranty of Payment and Performance, dated as of July 2, 2012, issued by Glenvue H&R Property Holdings, LLC and AdCare Health Systems, Inc. for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.9	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.10

Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee

Incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.11

First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee

Incorporated by reference to Exhibit 10.39 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.12	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.13	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Filed herewith

10.14	Promissory Note, dated August 17, 2012, issued by CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P. in the amount of $5,000,000	Filed herewith

10.15	Revolving Loan Promissory Note, made as of August 17, 2012, by and among CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Fund I,	Filed herewith

Exhibit No.	Description	Method of Filing

L.P. in the amount of $600,000

10.16	Assignment of Leases and Rents, dated as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.17

Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 17, 2012, made and entered into by CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.

Filed herewith

10.18	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Fund I, L.P.	Filed herewith

10.19	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Fund I, L.P.	Filed herewith

10.20	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.21	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.22	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Filed herewith

10.23	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Filed herewith

10.24	Loan and Security Agreement, dated as of September 20, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Filed herewith

10.25	Modification Agreement, dated as of October 26, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Filed herewith

10.26	Promissory Note, dated September 20, 2012, issued by the subsidiaries of AdCare Health Systems, Inc. named therein in favor of The PrivateBank and Trust Company in the amount of $10,600,000	Filed herewith

10.27	Guaranty of Payment and Performance, made as of September 20, 2012, by AdCare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Filed herewith

10.28	Payoff Confirmation Letter, dated September 20, 2012, from Gemino Healthcare Finance, LLC to AdCare Health Systems, Inc. and certain of its subsidiaries named therein	Filed herewith

10.29	Release of Guarantees, dated September 20, 2012, from Gemino Healthcare Finance, LLC to certain subsidiaries of	Filed herewith

Exhibit No.	Description	Method of Filing

AdCare Health Systems, Inc. named therein

10.30	Second Amendment to Credit Agreement, dated September 20, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Filed herewith

10.31	Temporary Extension Agreement, dated August 29, 2012, by and between APH & R Property Holdings, LLC and Metro City Bank	Filed herewith

10.32	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.33	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.34	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.35	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.36	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.37	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.38	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.39	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.40	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.41	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.42	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC	Incorporated by reference from Exhibit 99.7 to the Registrant’s

Exhibit No.	Description	Method of Filing

	and Metro City Bank	Current Report on Form 8-K filed May 3, 2012

10.43	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.44	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Incorporated by reference from Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.45	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.46	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.47	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.48	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.49	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.50	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Incorporated by reference from Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.51	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.52	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.53	Assignment of Leases and Rents, dated June 8, 2012, by and	Incorporated by reference from Exhibit 10.22 of the Registrant’s

Exhibit No.	Description	Method of Filing

	between Mt. V Property Holdings, LLC and Metro City Bank	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.54	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.55	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.56	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Incorporated by reference from Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.57	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.58	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.59	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.60	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.61	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.62	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.63	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference from Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.64	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health	Incorporated by reference from Exhibit 10.41 of the Registrant’s

Exhibit No.	Description	Method of Filing

	Systems, Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.65	Employment Agreement, dated August 7, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference from Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.66

Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Incorporated by reference from Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.67	Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Incorporated by reference from Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.68	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Melissa L. Green	Incorporated by reference from Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012 and (v) the Notes to Consolidated Financial Statements.

Filed herewith