Form 10-Q/A
period 2012-03-31
ADCARE HEALTH SYSTEMS, INC
filed 2013-07-08
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on

FORM 10-Q/A

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

(678) 869-5116

(Registrant’s telephone number)

5057 Troy Rd, Springfield, OH 45502-9032

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

EXPLANATORY NOTE

In this Amendment No.1 on Form 10-Q/A to AdCare Health Systems, Inc. and subsidiaries (collectively “AdCare”, the “Company” or “we”) Quarterly Report on Form 10-Q for the three months ended March 31, 2012, we are restating the consolidated financial statements for the first quarter of 2012.  Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the second and third quarters of 2012 to restate our consolidated financial statements therein.  The effects of these restatements, to the extent applicable, are reflected in the items revised herein.  The restatements relate to the following:

•      Accounting errors and certain accounting estimates that were identified in the process of finalizing our consolidated financial statements for the year ended December 31, 2012.  These matters include the following:

•              The timing of certain revenue recognition adjustments to ensure proper recognition in the appropriate interim reporting period within the 2012 year.  The issues primarily relate to required adjustments due to changes in Medicaid reimbursement rates for certain facilities and the timing of recognition for state recoupments for Medicaid overpayments for certain facilities.

•              The timing of recognition of certain payroll related operating expenses and other necessary adjustments to related accrued liabilities to ensure proper recognition in the appropriate interim reporting period within the 2012 year.  The issues primarily related to insufficient processes related to accounting for accrued vacation, the untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments, the untimely correction of a payroll accrual adjustment for a certain facility, and certain other resulting changes to the accrued performance-based incentive obligation due to the restatement impacts.

•              The timing of certain adjustments to the provision for bad debts in the appropriate interim reporting period within the 2012 year.  The issues primarily relate to required adjustments resulting from delays in collection efforts and lack of timely follow-up on open patient accounts during 2012 for certain facilities and the timing of other necessary adjustments to the provision for bad debts.

•              The correction of certain operating and other costs incurred within the 2012 year that were incorrectly deferred or capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred.  The issues primarily relate to the misapplication of accounting principles related to two specific facilities that had some unique facts and circumstances arise during the 2012 year.

•              The timing of expense recognition related to direct care compensation obligations incurred for the facilities located in Arkansas to reflect proper recognition in the appropriate interim reporting period within the 2012 year.  The issue primarily relates to the misapplication of accounting principles.  The related expense and obligation was being recorded over the perceived requisite service period until the anticipated payment date.  However, the obligations should have been expensed immediately in the period incurred as the obligation related to prior services rendered.

•              The adjustment of amortization expense associated with certain capitalized intangible assets to adjust for the reallocation of costs between an intangible subject to amortization and goodwill.

•              The timing of the write down to market value less cost to sell of an office building acquired through a 2011 acquisition that was vacant and abandoned in first quarter of 2012.

•      Correction in the application of the Company’s accounting for certain variable interest entities further described as follows:

As further discussed in Note 19, Variable Interest Entities, and Note 21, Related Party Transactions, found in the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), effective August 1, 2011 entities (the “Oklahoma Owners”) controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company) acquired five skilled nursing facilities located in Oklahoma (the “Oklahoma Facilities”).  The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.  Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 810-10, Consolidation-Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s first quarter 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued 2011 consolidated financial statements.

The restatements described above decreased the Company’s total revenues by $3.3 million and decreased expenses by $1.3 million for the three months ended March 31, 2012, and increased the net loss attributable to AdCare by $2.1 million for the same period.  Basic and diluted earnings per share decreased by $0.17 and $0.17, respectively, for the three months ended March 31, 2012.

As a result of the restatements at March 31, 2012, cash and cash equivalents decreased by $0.3 million, accounts receivable, net decreased by $1.3 million, prepaid expenses and other current assets decreased by $0.2 million, property and equipment, net decreased $10.3 million, goodwill decreased by $1.0 million, deferred loan costs, net decreased by $0.5 million, current portion of notes payable and other debt decreased by $0.2 million, accounts payable decreased by $0.7 million, accrued expenses increased by $0.6 million, senior debt, net of discounts decreased by $12.3 million, common stock and additional paid-in capital increased by $0.1 million, accumulated deficit increased by $2.1 million, and noncontrolling interest in subsidiaries decreased by $0.8 million.

This Amendment No. 1 on Form 10-Q/A (this “Amended Report”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Report”) of AdCare; the effects of the restatements are more fully described in Note 2 to the unaudited consolidated financial statements included in this Amended Report.

The following sections have been amended from the Original Report as a result of the restatements described above:

•      Part I - Item 1. Financial Statements (including the footnotes thereto);

•      Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•      Part I - Item 4. Controls and Procedures

The Amended Report also includes as exhibits certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of the filing of the Amended Report. Except as described above, no other sections have been amended from the Original Report.

This Form 10-Q/A continues to speak as of the date of the original filing, and the Company has not updated the disclosure contained herein to reflect information or events that have occurred since the May 10, 2012 filing date of the original filing, or modify or update disclosures set forth in the original filing, except to reflect the corrections discussed above and except as otherwise expressly stated herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the original filing, including any amendments to those filings.

AdCare Health Systems, Inc.

Form 10-Q/A

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	March 31,
	2012 Restated (Note 2)	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,000	$7,364
Restricted cash and investments	1,208	1,883
Accounts receivable, net of allowance of $2,081 and $1,346	20,116	18,782
Prepaid expenses and other	827	663
Assets of disposal group held for sale	42	47
Total current assets	33,193	28,739

Restricted cash and investments	4,980	4,870
Property and equipment, net	102,703	102,449
Intangible assets — bed licenses	2,377	1,189
Intangible assets — lease rights, net	8,193	8,460
Goodwill	2,565	3,600
Escrow deposits for acquisitions	3,604	3,172
Lease deposits	1,685	1,685
Deferred loan costs, net	4,301	4,818
Other assets	72	122
Total assets	$163,673	$159,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$7,462	$4,567
Revolving credit facilities and lines of credit	8,095	7,343
Accounts payable	13,998	12,075
Accrued expenses	11,565	9,881
Liabilities of disposal group held for sale	192	240
Total current liabilities	41,312	34,106

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	84,824	87,771
Convertible debt, net of discounts	14,824	14,614
Revolving credit facilities	—	1,308
Other debt	1,150	1,400
Derivative liability	1,479	1,889
Other liabilities	2,119	2,437
Deferred tax liability	95	86
Total liabilities	145,803	143,611

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Preferred stock, no par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 13,308 and 12,193 shares issued and outstanding	39,177	35,047
Accumulated deficit	(20,981)	(18,713)
Total stockholders’ equity	18,196	16,334
Noncontrolling interest in subsidiaries	(326)	(841)
Total equity	17,870	15,493
Total liabilities and equity	$163,673	$159,104

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012 Restated (Note 2)	2011
Revenues:
Patient care revenues	$46,307	$30,532
Management revenues	524	498
Total revenues	46,831	31,030

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	38,807	25,175
General and administrative	3,993	2,924
Facility rent expense	2,065	1,903
Depreciation and amortization	1,710	647
Total expenses	46,575	30,649

Income from Operations	256	381

Other Income (Expense):
Interest expense, net	(2,678)	(1,436)
Acquisition costs, net of gains	(293)	979
Derivative gain (loss)	410	(1,350)
Other (expense) income	(14)	606
Total other expense, net	(2,575)	(1,201)

Loss from Continuing Operations Before Income Taxes	(2,319)	(820)
Income tax benefit (expense)	15	(86)
Loss from Continuing Operations	(2,304)	(906)
Loss from Discontinued Operations, Net of Tax	(109)	(35)
Net Loss	(2,413)	(941)
Net Loss Attributable to Noncontrolling Interests	145	176
Net Loss Attributable to AdCare Health Systems, Inc.	$(2,268)	$(765)

Net Loss per Common Share — Basic:
Continuing Operations	$(0.18)	$(0.08)
Discontinued Operations	(0.01)	(0.01)
	$(0.19)	$(0.09)
Net Loss per Common Share — Diluted:
Continuing Operations	$(0.18)	$(0.08)
Discontinued Operations	(0.01)	(0.01)
	$(0.19)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	12,225	8,767
Diluted	12,225	8,767

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

	Common Stock Shares	Common Stock and Additional Paid-in Capital Restated (Note 2)	Accumulated Deficit Restated (Note 2)	Noncontrolling Interests Restated (Note 2)	Total Restated (Note 2)

Balance, January 1, 2012	12,193	$35,047	$(18,713)	$(841)	$15,493
Deconsolidation of variable interest entities	—	—	—	660	660
Nonemployee warrants for services	—	276	—	—	276
Stock-based compensation expense	—	190	—	—	190
Public stock offering, net	1,100	3,641	—	—	3,641
Exercises of options and warrants	15	23	—	—	23
Net loss	—	—	(2,268)	(145)	(2,413)
Balance, March 31, 2012	13,308	$39,177	$(20,981)	$(326)	$17,870

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2012 Restated (Note 2)	2011
Cash flows from operating activities:
Net Loss	$(2,413)	$(941)
Loss from discontinued operations, net of tax	109	35
Loss from continuing operations	(2,304)	(906)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,710	647
Warrants issued for services	—	32
Stock-based compensation expense	190	358
Lease expense in excess of cash	157	193
Amortization of deferred financing costs	337	132
Amortization of debt discounts	213	216
Derivative (gain) loss	(410)	1,350
Deferred tax expense	9	45
(Gain) loss on disposal of assets	(2)	21
Gain on acquisitions	—	(1,104)
Provision for bad debts	918	102
Other noncash items	—	24
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(3,051)	(2,587)
Prepaid expenses and other	(200)	(487)
Other assets	180	(128)
Accounts payable and accrued expenses	3,860	2,715
Net cash provided by operating activities — continuing operations	1,607	623
Net cash (used in) provided by operating activities — discontinued operations	(105)	160
Net cash provided by operating activities	1,502	783

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	—
Change in restricted cash and investments and escrow deposits for acquisitions	566	573
Acquisitions	(7,919)	(5,595)
Purchase of property and equipment	(463)	(468)
Net cash used in investing activities — continuing operations	(7,813)	(5,490)
Net cash used in investing activities — discontinued operations	—	—
Net cash used in investing activities	(7,813)	(5,490)
Cash flows from financing activities:
Proceeds from debt	8,488	8,138
Debt issuance costs	(206)	(123)
Change in lines of credit	(556)	3,013
Exercise of warrants and options	23	—
Proceeds from stock issuances, net	3,641	—
Repayment of notes payable	(1,215)	(482)
Net cash provided by financing activities — continuing operations	10,175	10,546
Net cash used in financing activities — discontinued operations	(48)	(46)
Net cash provided by financing activities	10,127	10,500
Net Change in Cash	3,816	5,793
Cash, Beginning	7,364	3,911
Cash decrease due to deconsolidation of variable interest entities (Note 2)	(180)	—
Cash, Ending	$11,000	$9,704

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,554	$1,017
Income taxes	$—	$—
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$5,000	$—
Warrants issued for financings costs	$276	$330
Non-cash debt issuance costs	$—	$361

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries (collectively, “AdCare”, the “Company” or “we”).  Controlled subsidiaries include AdCare’s majority owned subsidiaries and variable interest entities in which AdCare has control as primary beneficiary.  The Company delivers skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  All inter-company accounts and transactions were eliminated in the consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  In the opinion of the Company’s management, all adjustments considered for a fair presentation are included and are of a normal recurring nature.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Certain prior year amounts have been reclassified to conform to the current year presentation.

As described in the Explanatory Note to this Form 10-Q/A and in Note 2, the interim consolidated financial statements for 2012 presented herein have been restated from those previously issued.

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

Intangible Assets and Goodwill

There have been no impairment adjustments to intangible assets and goodwill during the three months ended March 31, 2012 and 2011.

Intangible assets consist of the following:

Amounts in (000’s)	Lease Rights	Bed Licenses (included in property and equipment) Restated (Note 2)	Bed Licenses - Separable	Total
Balances, December 31, 2011, net	$8,460	$22,922	$1,189	$32,571
Deconsolidation of Oklahoma Owners	—	(3,458)	—	(3,458)
Acquisitions	—	—	1,188	1,188
Amortization expense	(267)	(134)	—	(401)
Balances, March 31, 2012, net	$8,193	$19,330	$2,377	$29,900

The following table summarizes the changes in the carrying amount of goodwill at March 31, 2012 as compared with December 31, 2011:

Amounts in (000’s)	March 31, 2012 Restated (Note 2)
Balance, December 31, 2011	$3,600
Deconsolidation of Oklahoma Owners	(1,123)
Acquisitions	88
Impairment charge	—
Balance, March 31, 2012	$2,565

Goodwill as previously reported in the 2011 consolidated financial statements was $0.9 million.   In 2012, a reclassification adjustment was made to the December 31, 2011 balance sheet to recognize $2.7 million of goodwill from 2011 acquisitions that was previously reported as bed licenses included in property and equipment.  The Company does not amortize goodwill or indefinite lived intangibles.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Goodwill (continued)

Amortization expense was approximately $134,000 for bed licenses included in property and equipment and $267,000 for lease rights for the three months ended March 31, 2012.  Estimated amortization expense for each of the following years ending December 31 is as follows:

(Amounts in 000’s)	Bed Licenses Restated (Note 2)	Lease Rights
2012 (remainder)	$401	$802
2013	534	1,069
2014	534	1,010
2015	534	885
2016	534	885
Thereafter	16,793	3,542
Total	$19,330	$8,193

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No.1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, we are restating the consolidated financial statements for the first quarter of 2012.  Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the second and third quarters of 2012 to restate our consolidated financial statements therein.  The effects of these restatements, to the extent applicable, are reflected in the items revised herein.  The restatements relate to the following:

•                  Correction in the application of the Company’s accounting for certain variable interest entities further described as follows:

As further discussed in Note 19, Variable Interest Entities, and Note 21, Related Party Transactions, found in the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), effective August 1, 2011 entities (the “Oklahoma Owners”) controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company) acquired five skilled nursing facilities located in Oklahoma (the “Oklahoma Facilities”).  The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.  Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 810-10, Consolidation-Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements, the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s first quarter 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements.

•                  Accounting errors and certain accounting estimates that were identified in the process of finalizing our consolidated financial statements for the year ended December 31, 2012.  These matters include the following:

•                                          Patient care revenues and Accounts receivable, net  — Adjustments totaling $276,000 related primarily to the following items:

The timing of certain revenue recognition adjustments to ensure proper recognition in the appropriate interim reporting period with in the 2012 year.  Adjustments totaling $276,000 related to the overstatement of $140,000 in managed care revenue due to billing errors and a $136,000 reclassification to reduce managed care revenue due to the improper recognition of bad debt expense subsequently identified by the Company.

•                                          Costs of services — Adjustments totaling $1,617,000 related primarily to the following items:

The timing of expense recognition related to direct care compensation obligations incurred for the facilities located in Arkansas to reflect proper recognition in the appropriate interim reporting period within the 2012 year totaling approximately $918,000.  The related expense and obligation was being recognized over the period until the respective payment date.  However, the obligations should have been expensed immediately in the period incurred as the obligation related to prior services rendered.

The timing of recognition of certain payroll related operating expenses and other necessary adjustments to related accrued liabilities to ensure proper recognition in the appropriate interim reporting period within the 2012 year.  The issues primarily relate to insufficient processes related to accounting for accrued vacation of $162,000 and the untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments of $42,000.

The timing of certain adjustments to the provision for bad debts in the appropriate interim reporting period within the 2012 year.  The issues primarily related to required adjustments resulting from the timing of recognition for state recoupments for Medicaid overpayments for certain facilities totaling $403,000 and the delays in collection efforts and lack of timely follow-up on open patient accounts in 2012 for certain facilities totaling $67,000 offset by the improper recognition of bad debt expense relating to managed care revenue discussed above in the amount of $136,000.

Additional adjustment of $161,000 related to the reversal of the eliminated management fee expense associated with  the correction in the application of the Company’s accounting for certain variable interest entities which also has been recorded in costs of services.

•                                          General and administrative - Adjustments totaling $62,000 resulted primarily from $25,000 of expense recognition related to an adjustment to the fair value of warrants granted to non-employees, $22,000 of expense inadvertently capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 period, and $15,000 due to the insufficient processes related to accounting for accrued vacation.

•                                          Depreciation and amortization — The impairment of an office building of $389,000 acquired through a 2011 acquisition that was vacated and abandoned in first quarter of 2012 to market value less cost to sell was offset by $68,000 resulting from a decrease in amortization of certain intangibles related to adjustments that decreased the underlying intangible asset values and increased the related goodwill resulting from the respective acquisitions.

•                                          Property and equipment, net — Adjustments of $343,000 related primarily to the $389,000 impairment of an office building acquired in 2011 acquisition offset by $68,000 resulting from a decrease in amortization of certain intangibles related to adjustments that decreased the underlying intangible asset values and increased the related goodwill resulting from the respective acquisitions and $22,000 of expense inadvertently capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 period.

•                                          Goodwill and Intangible assets bed licenses - Adjustment of $88,000 related to an acquisition reclassification to goodwill from the capitalized intangible assets bed licenses during the 2012 period.

•                                          Deferred loan costs, net — Adjustment of $85,000  related to an adjustment to the fair value of warrants granted to non-employees which related to the costs incurred in connection with loan costs.

•                                          Statement of cash flows — Adjustments to the statement of cash flows result primarily from the adjustments related to the Oklahoma Owners as discussed above; changes in net loss and the related adjustments to the various working capital related balance sheet accounts resulting from the other adjustments described above; and adjustments to show $4.7 million of debt incurred in conjunction with certain acquisitions as cash provided by financing activities and cash used in investing activities.

The following table presents the Company’s previously issued (the “As Reported”) and restated (the “As Restated”) consolidated balance sheet as of March 31, 2012 (in thousands):

	March 31, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated
ASSETS
Cash and cash equivalents	$11,328	$(328)	$—	$11,000
Restricted cash and investments	1,208	—	—	1,208
Accounts receivable, net	21,396	(1,006)	(274)	20,116
Prepaid expenses and other	1,038	(211)	—	827
Assets of disposal group held for sale receivable, net	42	—	—	42
Total current assets	35,012	(1,545)	(274)	33,193

Restricted cash and investments	4,980	—	—	4,980
Property and equipment, net (net of reclassification of $2,694 — Note 1)	112,965	(9,919)	(343)	102,703
Intangible assets — bed licenses	2,464	—	(88)	2,377
Intangible assets — lease rights, net	8,193	—	—	8,193
Goodwill (reclassification of $2,694 — Note 1)	3,600	(1,123)	88	2,565
Escrow deposits for acquisitions	3,604	—	—	3,604
Lease deposits	1,686	—	(1)	1,685
Deferred loan costs, net	4,826	(610)	85	4,301
Other assets	74	—	(2)	72
Total assets	$177,404	$(13,197)	$(534)	$163,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of notes payable and other debt	$7,655	$(193)	$—	$7,462
Revolving credit facilities and lines of credit	8,095	—	—	8,095
Accounts payable	14,655	(988)	331	13,998
Accrued expenses	10,952	(429)	1,042	11,565
Liabilities of disposal group held for sale	192	—	—	192
Total current liabilities	41,549	(1,610)	1,373	41,312

Senior debt, net of discounts	97,163	(12,339)	—	84,824
Convertible debt, net of discounts	14,824	—	—	14,824
Other debt	1,150	—	—	1,150
Derivative liability	1,479	—	—	1,479
Other liabilities	2,119	—	—	2,119
Deferred tax liability	67	—	28	95
Total liabilities	158,351	(13,949)	1,401	145,803
Common stock and additional paid-in capital	39,068	—	109	39,177
Accumulated deficit	(18,919)	—	(2,062)	(20,981)
Total stockholders’ equity	20,149	—	(1,953)	18,196
Noncontrolling interest in subsidiaries	(1,096)	752	18	(326)
Total equity	19,053	752	(1,935)	17,870
Total liabilities and equity	$177,404	$(13,197)	$(534)	$163,673

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s previously issued (the “As Reported”) and restated (the “As Restated”) consolidated statement of operations for the three months ended March 31, 2012 (in thousands, except per share information):

	Three Months Ended March 31, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated

Revenues
Patient care revenues	$49,808	$(3,225)	$(276)	$46,307
Management revenues	363	—	161	524
Total revenues	50,171	(3,225)	(115)	46,831

Expenses:
Cost of services (Exclusive of facility rent, depreciation and amortization)	40,123	(2,933)	1,617	38,807
General and administrative	3,931	—	62	3,993
Facility rent expense	2,065	—	—	2,065
Depreciation and amortization	1,497	(108)	321	1,710
Total expenses	47,616	(3,041)	2,000	46,575

Income from Operations	2,555	(184)	(2,115)	256

Other Income (Expense):
Interest expense, net	(2,954)	276	—	(2,678)
Acquisition costs, net of gains	(293)	—	—	(293)
Derivative gain	410	—	—	410
Other expense	(16)	—	2	(14)
Total other expense, net	(2,853)	276	2	(2,575)

Loss from Continuing Operations Before Income Taxes	(298)	92	(2,113)	(2,319)
Income tax benefit (expense)	(54)	—	69	15
Loss from Continuing Operations	(352)	92	(2,044)	(2,304)
Loss from discontinued operations, net of tax	(109)	—	—	(109)
Net Loss	(461)	92	(2,044)	(2,413)
Net Loss Attributable to Noncontrolling Interest	255	(92)	(18)	145
Net Loss Attributable to AdCare Health Systems, Inc.	$(206)	$—	$(2,062)	$(2,268)

Net Loss per Common Share - Basic:
Continuing Operations	$(0.01)	—	$(0.17)	$(0.18)
Discontinued Operations	$(0.01)	—	—	$(0.01)
	$(0.02)	—	$(0.17)	$(0.19)

Net Loss per Common Share - Diluted
Continuing Operations	$(0.01)	—	$(0.17)	$(0.18)
Discontinued Operations	$(0.01)	—	—	$(0.01)
	$(0.02)	—	$(0.17)	$(0.19)

Weighted Average Common Shares Outstanding:
Basic	12,204	—	21	12,225
Diluted	12,204	—	21	12,225

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s previously issued (the “As Reported”) and restated (the “As Restated”) statement of cash flows for the three months ended March 31, 2012 (in thousands):

	Three Months Ended March 31, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(461)	$92	$(2,044)	$(2,413)
Loss from discontinued operations, net of tax	109	—	—	109
Loss from continuing operations	(352)	92	(2,044)	(2,304)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,497	(108)	321	1,710
Warrants issued for services	—	—	—	—
Stock based compensation expense	165	—	25	190
Lease expense in excess of cash	157	—	—	157
Amortization of deferred financing costs	381	(52)	8	337
Amortization of debt discounts	213	—	—	213
Derivative gain	(410)	—	—	(410)
Deferred tax (benefit) expense	(19)	—	28	9
Gain on disposal of assets	(2)	—	—	(2)
Provision for bad debts	615	(26)	329	918
Other noncash items	16	—	(16)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(3,151)	231	(131)	(3,051)
Prepaid expenses and other	(373)	175	(2)	(200)
Other assets	(22)	57	145	180
Accounts payable and accrued expenses	3,351	(601)	1,110	3,860
Net cash provided by operating activities — continuing operations	2,066	(232)	(227)	1,607
Net cash used in operating activities — discontinued operations	(204)	—	99	(105)
Net cash provided by operating activities	1,862	(232)	(128)	1,502

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	—	—	3
Change in restricted cash and investments and escrow deposits for acquisitions	637	—	(71)	566
Acquisitions	(3,130)	—	(4,789)	(7,919)
Purchase of property and equipment	(522)	38	21	(463)
Net cash used in investing activities — continuing operations	(3,012)	38	(4,839)	(7,813)
Net cash used in investing activities — discontinued operations	—	—	—	—
Net cash used in investing activities	(3,012)	38	(4,839)	(7,813)
Cash flows from financing activities:
Proceeds from debt	3,523	—	272	3,795
Proceeds from debt used in acquisitions	—	—	4,693	4,693
Debt issuance costs	—	—	(206)	(206)
Change in line of credit	(556)	—	—	(556)
Exercise of warrants and options	23	—	—	23
Proceeds from stock issuances, net	3,642	—	(1)	3,641
Repayment of notes payable	(1,470)	46	209	(1,215)
Net cash provided by financing activities — continuing operations	5,162	46	4,967	10,175
Net cash used in financing activities — discontinued operations	(48)	—	—	(48)
Net cash provided by financing activities	5,114	46	4,967	10,127

Net Change in cash	3,964	(148)	—	3,816
Cash, Beginning	7,364	(180)	—	7,184
Cash, Ending	$11,328	$(328)	$—	$11,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,238	$—	$316	$2,554
Income taxes	$13	$—	$(13)	$—
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$9,800	$—	$(4,800)	$5,000
Warrants issued for financings costs	$191	$—	$85	$276
Noncash debt issuance costs	$164	$—	$(164)	$—

NOTE 3.      LIQUIDITY AND PROFITABILITY

The Company had a net loss of approximately $2,413,000 for the three months ended March 31, 2012, and had negative working capital of approximately $8,119,000 at March 31, 2012.  The Company’s ability to achieve sustained profitable operations is dependent on continued growth in revenue and controlling costs.

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

NOTE 4.      DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business.  This segment represented less than 2% of total revenues for the Company over the past year.

As a result of the decision to exit the home health business, the assets and liabilities that are expected to be sold are reflected as assets and liabilities held for sale and are comprised of the following:

(Amounts in 000’s)	March 31, 2012	December 31, 2011
Property and equipment, net	$40	$45
Other assets	2	2
Assets of disposal group held for sale	$42	$47

Current portion of debt	$192	$197
Notes payable	—	43
Liabilities of disposal group held for sale	$192	$240

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5.      SEGMENTS

The Company reports its operations in three segments:  Skilled Nursing Facility (“SNF”), Assisted Living Facility (“ALF”), and Corporate & Other. The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities. The Corporate & Other segment engages in the management of facilities and accounting and IT services. We evaluate financial performance and allocate resources primarily based upon segment operating income (loss). Segment operating results exclude interest expense and other non-operating income and expenses. The table below contains our segment information for the three months ended March 31, 2012 and 2011.

			Corporate
(Amounts in 000’s)	SNF	ALF	& Other	Eliminations	Total
Three months ended March 31, 2012 Restated (Note 2)
Net revenue	$43,044	$3,263	$2,849	$(2,325)	$46,831
Cost of services	38,763	2,369	—	(2,325)	38,807
General and administrative	36	—	3,957	—	3,993
Facility rent expense	2,065	—	—	—	2,065
Depreciation and amortization	1,330	210	170	—	1,710
Operating income/(loss)	$850	$684	$(1,278)	$—	$256
Total assets, March 31, 2012	$105,663	$27,389	$40,470	$(9,849)	$163,673

Three months ended March 31, 2011
Net revenue	$28,191	$2,341	$2,712	$(2,214)	$31,030
Cost of services	25,324	1,985	80	(2,214)	25,175
General and administrative	—	—	2,924	—	2,924
Facility rent expense	1,903	—	—	—	1,903
Depreciation and amortization	459	152	36	—	647
Operating income/(loss)	$505	$204	$(328)	$—	$381
Total assets, December 31, 2011	$110,532	$22,328	$35,792	$(9,548)	$159,104

NOTE 6.  PROPERTY AND EQUIPMENT

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2012 Restated (Note 2)	December 31, 2011
Buildings and improvements	5-40	$94,514	$93,371
Equipment	2-10	7,501	7,108
Land	—	7,346	7,636
Computer related	2-10	2,433	2,414
Construction in process	—	245	77
		112,039	110,606
Less: accumulated depreciation expense		8,761	7,624
Less: accumulated amortization expense		575	533
Property and equipment, net		$102,703	$102,449

For the quarters ended March 31, 2012 and 2011, depreciation and amortization expense was approximately $1,710,000 and $647,000, respectively.

In 2012, a reclassification adjustment was made to the December 31, 2011 balance sheet to recognize $2.7 million of goodwill acquired in acquisitions that was previously reported as bed licenses included in property and equipment.  The Company does not amortize goodwill or indefinite lived intangibles.

During the quarter ended March 31, 2012, the Company recognized a $389,000 impairment charge to write down the carrying value of an office building located in Rogers, Arkansas.  The office building was acquired in a 2011 acquisition.  The purchase price allocation for that acquisition was deemed to be final as of December 31, 2011.  Subsequent to December 31, 2011, it was determined that the acquired office building would not be utilized and the building was not in use as of March 31, 2012.  The impairment charge represents a change in fair value from value recognized in the purchase price allocation.  The impairment charge is classified as depreciation expense in the consolidated statement of operations and is included in the Company’s Skilled Nursing Facility segment.

NOTE 7.  RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

	March 31,	December 31,
(Amounts in 000’s)	2012	2011
HUD escrow deposits	$172	$326
Funds held in trust for residents	24	45
Refundable escrow deposit	—	500
Collateral certificates of deposit	1,012	1,012
Total current portion	1,208	1,883

HUD reserve replacement	1,143	1,130
Reserves for capital improvements	1,836	1,767
Restricted investments for other debt obligations	2,001	1,973
Total noncurrent portion	4,980	4,870

Total restricted cash and investments	$6,188	$6,753

Refundable escrow deposit — In March 2012, the Company terminated an agreement to acquire or lease 15 skilled nursing facilities and, as a result of such termination, the deposit was refunded.

NOTE 8.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2012 Restated (Note 2)	December 31, 2011
Accrued payroll related	$5,146	$5,040
Accrued employee benefits	3,224	2,023
Real estate and other taxes	1,166	982
Other accrued expenses	2,029	1,836
Total accrued expenses	$11,565	$9,881

NOTE 9.  NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2012 Restated (Note 2)	December 31, 2011
Revolving credit facilities and lines of credit	$8,095	$8,651
Senior debt - guaranteed by HUD	15,869	15,738
Senior debt - guaranteed by USDA	28,796	38,717
Senior debt - guaranteed by SBA	5,040	5,087
Senior debt - bonds, net of discount	6,179	6,176
Senior debt - other mortgage indebtedness	31,043	23,823
Other debt	6,508	4,197
Convertible debt issued in 2010, net of discount	10,316	10,105
Convertible debt issued in 2011	4,509	4,509
Total notes payable and other debt	116,355	117,003
Less current portion	15,557	11,910
Notes payable and other debt, net of current portion	$100,798	$105,093

NOTE 9.  NOTES PAYABLE AND OTHER DEBT (continued)

Scheduled Maturities

The following is a summary of the scheduled maturities of indebtedness as of March 31, 2012 for each of the next five years and thereafter:

(Amounts in 000’s)
2013	$15,557
2014	19,606
2015	1,898
2016	1,979
2017	2,140
Thereafter	76,695
Subtotal	117,875
Less: unamortized discounts	(1,520)
Total notes payable and other debt	$116,355

Senior debt — other mortgage indebtedness

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

Woodland Manor

In connection with the January 2012 acquisition of the skilled nursing facility located in Springfield, Ohio, known as Woodland Manor, the Company entered into a loan agreement for $4,800,000.  The loan matures in December 2016 with a required final payment of approximately $4,300,000 and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum.  The loan requires monthly principal payments of $8,500 plus interest for total current monthly payments of approximately $33,000.  Deferred financing costs incurred on the loan amounted to approximately $107,300 and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015.  The loan is secured by the Woodland Manor facility and guaranteed by AdCare.

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

Other Debt

Eaglewood Village Promissory Note

In connection with the January 2012 acquisition of Eaglewood Village, Eaglewood Village, LLC and Eaglewood Property Holdings, LLC, each a wholly owned subsidiary of AdCare, issued a promissory note in the amount of $500,000.  The note matures in January 2014 and bears interest at 6.5% per annum payable monthly beginning February 2012.  The note requires monthly principal and interest payments of $3,700.  The note may be prepaid without penalty at any time.

NOTE 9.  NOTES PAYABLE AND OTHER DEBT (continued)

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

NOTE 10.  ACQUISITIONS

Summary of 2012 Acquisitions

During the quarter ended March 31, 2012, the Company acquired one skilled nursing facility and one assisted living facility described further below and is pursuing a number of other acquisitions.  The Company has incurred a total of approximately $293,000 of acquisition costs in the “Other Income (Expense)” section of the Consolidated Statements of Operations.

Woodland Manor and Eaglewood Village

On January 1, 2012, the Company acquired one skilled nursing facility and one assisted living facility both located in Springfield, Ohio.  The total purchase price was $12,412,000 after final closing adjustments.

(Amounts in 000’s)
Consideration Transferred:
Net proceeds from loans	$4,693
Seller notes	5,000
Cash from earnest money deposits	250
Cash (prepaid on December 30, 2011)	2,469
Total consideration transferred	$12,412
Assets Acquired:
Land	$370
Building	9,656
Equipment and Furnishings	1,199
Intangible Assets — bed licenses	1,188
Goodwill	87
Total assets acquired	12,500
Liabilities Assumed:
Real estate taxes and other	(88)
Total identifiable net assets	$12,412

Unaudited Pro forma Financial Information

Acquisitions have been included in the consolidated financial statements since the dates the Company gained control.  Combined revenue for all 2012 acquisitions is approximately $2,474,000 and resulted in income from operations of approximately $401,000.

The following table represents pro forma results of consolidated operations as if all of the 2011 and 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

	Three Months Ended March 31,
(Amounts in 000’s)	2012	2011
Pro Forma Revenue	$46,831	$45,843
Pro Forma Operating Expenses	$46,570	$44,336
Pro Forma Income from Operations	$260	$1,507

NOTE 10.  ACQUISITIONS (continued)

Unaudited Pro forma Financial Information (continued)

The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

NOTE 11.  STOCKHOLDERS’ EQUITY

2012 Public Stock Offering

In March 2012, the Company closed a firm commitment underwritten public offering of 1,100,000 shares of common stock at an offering price to the public of $3.75 per share.  The Company received net proceeds of approximately $3.6 million after deducting underwriting discounts, and other offering-related expenses of approximately $0.5 million. The Company has also granted the underwriter in the offering an option for 45 days to purchase up to an additional 165,000 shares of common stock to cover over-allotments, if any. This overallotment option expired on May 11, 2012.

NOTE 12.  STOCK BASED COMPENSATION

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

In March 2012, the Company granted incentive stock options to certain members of management pursuant to the 2011 Plan. A total of 429,200 options were granted with an exercise price per share of $4.13.  The options vest ratably on the day before each of the three subsequent anniversaries.  The options are exercisable until the term expires in March, 2017. The fair value of the options was estimated at $1.34 per share and is being recognized as share-based compensation expense over the requisite service period of the awards.

Nonemployee Common Stock Warrants

On March 29, 2012, in connection with the issuance of the $3,500,000 promissory note to Cantone Asset Management LLC, the Company granted to Cantone Asset Management LLC a warrant to purchase 300,000 shares of common stock at an exercise price per share of $4.00.  The warrant is exercisable until the term expires in March, 2015. The fair value of the warrant was estimated at $0.64 per share and is included in deferred loan costs and will be amortized as interest expense over the life of the promissory note.  During the restatement process (Note 2), the fair value of the warrants was reviewed, and the Company determined that the warrants should be revalued using an estimated life correlating to the legal term of the warrant.  The revised fair value was estimated to be $0.92; the additional expense is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

NOTE 13.  VARIABLE INTEREST ENTITIES

As further described in Note 19 to the consolidated financial statements in the Annual Report, the Company has certain variable interest entities that are required to be consolidated.  In connection with the restatement process (Note 2), the Company has determined that certain entities which the Company had previously recognized as variable interest entities and consolidated their results with the results of the Company during the first three quarters of 2012 as well as the third and fourth quarter of 2011, should not have been consolidated. These entities are the five skilled nursing facilities located in Oklahoma which are managed by the Company (known as the “Oklahoma Owners”).  As a result of the restatements described in Note 2, the Company’s consolidated financial statements for the first quarter of 2012 do not include the results of the Oklahoma Owners.  The Company concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements.  The following summarizes the assets and liabilities of the variable interest entities included in the consolidated balance sheets at March 31, 2012 and December 31, 2011:

NOTE 13.          VARIABLE INTEREST ENTITIES (continued)

Riverchase Village Facility - Assets and Liabilities:

(Amounts in 000’s)	March 31, 2012	December 31, 2011
Cash	$4	$16
Accounts receivable	21	10
Restricted investments	470	451
Property and equipment, net	5,959	5,999
Other assets	452	432
Total assets	$6,906	$6,908

Accounts payable	$826	$740
Accrued expenses	227	173
Notes payable	6,179	6,176
Noncontrolling interest	(326)	(181)
Total liabilities	$6,906	$6,908

The balances related to the Oklahoma Owners variable interest entities that were consolidated as of December 31, 2011 but that the Company subsequently determined should not be consolidated were as follows:

(Amounts in 000’s)	December 31, 2011
Cash	$180
Accounts receivable	800
Property and equipment, net	9,988
Goodwill	1,123
Other assets	641
Total assets	$12,732

Accounts Payable	$458
Accrued expenses	356
Notes payable	12,578
Noncontrolling interest	(660)
Total liabilities	$12,732

NOTE 14.          FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

(Amounts in 000’s)	Level 1:	Level 2:	Level 3:	Total at March 31, 2012
Derivative Liability	$—	$—	$1,479	$1,479

Following is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended March 31, 2012:

(Amounts in 000’s)	Derivative Liability
Beginning Balance	$1,889
Additions	—
Total gain	(410)
Ending Balance	$1,479

NOTE 15.   COMMITMENTS AND CONTINGENCIES

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

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs.  As of March 31, 2012, the Company does not have any material loss contingencies recorded or requiring disclosure based on management’s evaluation of the probability of loss from known claims.

Commitments

Arkansas - Little Rock, Northridge and Woodland Hills

On December 29, 2011, the Company entered into a Purchase and Sale Agreement to purchase three skilled nursing facilities located in Little Rock, Arkansas for a total purchase price of` $27,280,000.  Subsequent to December 31, 2011, the Company was required to deposit $1,100,000 into escrow to be held as earnest money. If the agreement is terminated due to the sellers’ failure to satisfy certain conditions set forth therein, then the deposit shall be returned to the Company. If the Company does not consummate the purchase, the sellers will retain the deposit.  The Company extended the closing to March 31, 2012, with the payment of an additional $500,000 in earnest money, and also deposited $1,200,000 into escrow to be held as an earnest deposit.

Arkansas - Abington

On January 3, 2012, the Company entered into a Purchase and Sale Agreement with SCLR, LLC to acquire certain land, buildings, improvements, furniture, fixtures, operating agreements and equipment comprising Abington Place Health and Rehab Center, a 120-bed skilled nursing facility located in Little Rock, Arkansas, for an aggregate purchase price of $3,600,000.  Pursuant to the agreement, the Company deposited $150,000 into escrow to be held as earnest money. Upon consummation of the purchase, the deposit will be retained by the Abington Place Seller and applied against the purchase price.  The closing of the Abington Place purchase is expected to occur on April 1, 2012. The Company may extend the closing until April 30, 2012, subject to payment of an additional $100,000 in earnest money.

Westlake / Quail Creek

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

Tulsa Companion Care

On March 14, 2012, we entered into a Purchase and Sale Agreement with F & F Ventures, LLC and Tulsa Christian Care, Inc., doing business as Companions Specialized Care Center to acquire a 121-bed skilled nursing facility located in Tulsa, Oklahoma for an aggregate purchase price of $5,750,000.  The purchase price consists of a $5,000,000 cash payment and the issuance of shares of our common stock with an aggregate value of $750,000, with such shares valued at the average closing price of our common stock for the ten-day period ending on the last business day prior to the closing of the acquisition.  Pursuant to the Purchase and Sale Agreement, we deposited $150,000 into escrow to be held as earnest money.  We expect the closing of the acquisition to occur on or before June 30, 2012. In addition, the Company and Tulsa Christian Care, Inc. entered into an interim management agreement for this skilled nursing facility effective April 1, 2012.

NOTE 16. SUBSEQUENT EVENTS

Strome Promissory Note

On April 1, 2012, the Company issued a promissory note to Strome Alpha Offshore Ltd., in the amount of $5,000,000.  The promissory note bears interest at 10% per annum and matures in November 2012.  The note may also be prepaid without penalty at any time.  In connection with the issuance of the promissory note, the Company granted to Strome Alpha Offshore Ltd. a warrant to purchase 312,500 shares of common stock at an exercise price per share of $4.00.  The warrant is exercisable until April, 2015. The fair value of the warrant was estimated at $0.61 per share and will be included in financing costs and expensed over the life of the promissory note issued in connection with the financing.  During the restatement process, the fair value of the warrants was reviewed, and the Company determined that the warrants should be revalued using a life equal to the term of the warrant.  The revised fair value was estimated to be $0.88; the additional expense is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

NOTE 16. SUBSEQUENT EVENTS (continued)

Arkansas Acquisition

On April 1, 2012, we completed the acquisition of: (i) Little Rock Health & Rehab, a 154-bed skilled nursing facility located in Little Rock, Arkansas; (ii) Northridge Healthcare and Rehabilitation, a 140-bed skilled nursing facility located in North Little Rock, Arkansas; and (iii) Woodland Hills Healthcare and Rehabilitation, a 140-bed skilled nursing facility located in Little Rock, Arkansas from Little Rock Aviv, L.L.C., Woodland Arkansas, L.L.C. and Northridge Arkansas, L.L.C., pursuant to the previously announced Purchase and Sale Agreement, between the sellers and AdCare Property Holdings, LLC, dated as of December 29, 2011, for an aggregate purchase price of $27,280,000.  In connection with the closing of this acquisition, Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, and Woodland Hills HC Property Holdings, LLC, each our wholly owned subsidiary, entered into a Loan Agreement with The PrivateBank and Trust Company in an aggregate principal amount of $21,800,000.

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

NOTE 16. SUBSEQUENT EVENTS (continued)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”) constitute “forward-looking statements.”  These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives.  You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable laws.  You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and related notes included in this Quarterly Report and in the Annual Report on Form 10-K, as well as other reports that we file with the SEC.

Change in Accounting for Variable Interest Entities

As further discussed in Note 19, Variable Interest Entities, and Note 21, Related Party Transactions, found in the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report, effective August 1, 2011 entities (the “Oklahoma Owners”) controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company), acquired five skilled nursing facilities located in Oklahoma (the “Oklahoma Facilities”).  The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.  Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation - Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s first quarter 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements.

Overview

The Company owns and manages skilled nursing facilities and assisted living facilities.  We deliver skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  During the first quarter of 2012, we acquired two facilities (one skilled nursing facility and one assisted living facility), bringing our Company’s total bed count to 4,794 at March 31, 2012.  The following tables provide summary information regarding our recent acquisitions and facility composition.

	March 31, 2012	December 31, 2011		December 31, 2010
Cumulative number of facilities	52	44	(*)	27
Cumulative number of operational beds	4,794	3,916	(*)	2,484

(*) Including the five Oklahoma Facilities which are not consolidated in 2012 as discussed in Note 2.  The Oklahoma Facilities included 314 operational beds.

	Number of	Number of Facilities at March 31, 2012
State	Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Arkansas	964	9	—	—	—	9
Alabama	408	2	1	—	—	3
Georgia	1,497	3	—	10	—	13
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	981	10	—	1	4	15
Oklahoma	758	—	—	—	10	10
Total	4,794	25	1	12	14	52

Facility Type
Skilled Nursing	4,299	17	—	12	13	42
Assisted Living	412	8	1	—	—	9
Independent Living	83	—	—	—	1	1
Total	4,794	25	1	12	14	52

Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities.  During the first quarter 2012, we acquired two facilities (one skilled nursing facility and one assisted living facility), bringing our Company’s total bed count to 3,602 at March 31, 2012.

•                  On December 30, 2011, we acquired a skilled nursing facility and an assisted living facility both located in Springfield, Ohio, for an aggregate adjusted purchase price of $12,412,000.

Subsequent to March 31, 2012, the following acquisitions were completed:

•                  On April 1, 2012, we acquired three skilled nursing facilities located in Little Rock, Arkansas.  The total purchase price was $27,280,000.

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

For information regarding purchase and sale agreements of facilities that have been entered into subsequent to March 31, 2012, see Note 16 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

We are currently evaluating potential acquisition opportunities in addition to those described above and we continue to seek new opportunities to further our growth strategy.  No assurance is made that any of these potential acquisition opportunities will be determined to be appropriate for us or that we will complete any of such acquisitions on terms acceptable to us, or at all.

Segments

The Company reports its operations in three segments:  Skilled Nursing Facilities (“SNF”), Assisted Living Facilities (“ALF”), and Corporate & Other.  The Company delivers services through wholly owned separate operating subsidiaries.  The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities.  The Corporate & Other segment engages in the management of facilities and accounting and IT services.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating results exclude interest expense and other non-operating income and expenses.  See Note 5 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

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

For the three months ended March 31, 2012, revenue in our skilled nursing segment increased by approximately $14,853,000 compared to March 31, 2011, as a result of acquisitions during the year.  This segment had income from operations of $850,000 as a result of improved quality mix as well as expense control.  We expect to continue to implement and refine strategies designed to sustain these goals.  Total assets increased by $4,869,000 due to acquisitions made since March 31, 2011.

“Same Facilities” results represent those owned and leased facilities we began to operate prior to January 1, 2011.

“Recently Acquired Facilities” results represents those owned and leased facilities we began to operate subsequent to January 1, 2011.

Average Occupancy

	Three Months Ended March 31,
	2012	2011
Same Facilities	85.9%	86.8%
Recently Acquired Facilities	76.3%	n/a
Total	82.4%	86.8%

We continue our work towards maximizing the number of patients covered by Medicare where our operating margins are higher.

Patient Mix

Three Months Ended March 31,

			Recently
			Acquired
	Same Facilities		Facilities		Total
	2012	2011	2012	2011	2012	2011
Medicare	15.2%	15.5%	14.3%	n/a	14.9%	15.5%
Medicaid	73.2%	76.4%	71.5%	n/a	72.6%	76.4%
Other	11.6%	8.1%	14.2%	n/a	12.5%	8.1%
Total	100.0%	100.0%	100.0%	n/a	100.0%	100.0%

For the Three Months Ended March 31, 2012:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 Q1	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End(1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	83.7%	12.8%	$4,881	$372.31	$182.77
Arkansas	932	498	70.9%	12.8%	$6,411	$352.68	$171.31
Georgia	1,497	1,497	86.6%	14.7%	$23,690	$456.78	$145.68
Missouri	80	80	61.3%	24.1%	$918	$394.89	$134.01
North Carolina	106	106	89.0%	18.1%	$1,904	$464.29	$154.91
Ohio	293	293	82.9%	17.7%	$5,240	$456.46	$158.76
Total	3,212	2,778	82.4%	14.9%	$43,044	$433.06	$155.22

(1)         Excludes managed beds which are not consolidated.

(2)         ADC is the Average Daily Census

(3)         PPD is the Per Patient Day equivalent

Assisted Living Facilities

For the three months ended March 31, 2012, revenue in our ALF segment increased by approximately $922,000 compared to March 31, 2011 as a result of increased revenue from acquisitions, an annual increase in rates charged to privately paying residents and increasing occupancy.  This segment had income from operations of $684,000.  Total assets increased by approximately $5,061,000 primarily due to acquisitions since March 31, 2011 and other building improvements made during the last 12 months.

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

Corporate & Other

We manage eight skilled nursing facilities and one independent living campus for third party owners under management agreements that either are for a fixed monthly fee or for a percentage of revenue generated by the managed facility.  Depending on the type of management agreement, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility’s revenue increases for the management agreements that are based on a percentage of revenue.  This segment includes our corporate overhead expenses, which are made up of salaries of our senior management team members and various other corporate expenses, including, but not limited to, corporate office operating expenses, audit fees, legal fees and board activities.  Additionally, non-cash charges for compensation expense related to warrants, restricted stock and stock options are included in corporate overhead.  We do not allocate these expenses to the divisions or separate them from management and development business for management review purposes.

Results of Operations

	Total Patient Care Revenues
	Three Months Ended March 31,
Skilled Nursing (Amounts in 000’s)	2012	2011
Same Facilities	$28,833	$28,191
Recently Acquired Facilities	14,211	n/a
Total	$43,044	$28,191

	Three Months Ended March 31,
Assisted Living (Amounts in 000’s)	2012	2011
Same Facilities	$2,596	$2,341
Recently Acquired Facilities	667	n/a
Total	$3,263	$2,341

Comparison for the three months ended March 31, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased by $15.8 million, or 51%.

Revenue in our SNF segment increased approximately $14,853,000 when compared to the three months ended March 31, 2011, primarily as a result of additional facilities acquired since March, 2011.  In addition, quality mix improved at existing facilities.  This segment had income from operations of $850,000 which is $345,000 higher compared to the three months ended March 31, 2011 as a result of higher revenue due to acquisitions and improved reimbursement rates. We are seeking to increase facility occupancy and to increase the number of patients covered by Medicare.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased by approximately $922,000 when compared to the three months ended March 31, 2011, as a result of increased census and levels of care as well as the addition of one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $684,000 which is $480,000 more than the same period in 2011 from increased occupancy and an annual increase in rates charged to residents of the facilities.

Management Revenue - For the periods presented, management revenues (net of eliminations) increased $26,000, or 5%.

Cost of Services - For the periods presented, cost of services was approximately $38,807,000 compared to $25,175,000 for the same period a year ago.  This is the result of numerous acquisitions over the past 12 months.

General and Administrative - For the periods presented, general and administrative costs have increased by $1,069,000 due to additional management staff necessary to direct the growth and maximize the results of the newly acquired facilities.

Three Months Ended March 31, 2012

(Amounts in 000’s)	Same Facilities	Recently Acquired Facilities	Total
SNF Other Operating Expenses	$28,530	$13,664	$42,194
ALF Other Operating Expenses	2,065	514	2,579
Management/Corporate Other Operating Expenses	4,127	—	4,127
Eliminations	(1,580)	(745)	(2,325)
Total Other Operating Expenses	$33,142	$13,433	$46,575

Infrastructure Costs - Company management separately identifies certain costs, which the Company has incurred that we believe are directly related to the growth of the Company.  These “infrastructure costs” include, but are not limited to, additional management and staff necessary to support our operational teams in our newly acquired facilities, including those in states that we have not previously operated in.  These costs are included in the consolidated statement of operations (included elsewhere in this Quarterly Report) under General and Administrative Expenses. Infrastructure costs were approximately $159,000 and $117,000 for the three months ended March 31, 2012 and 2011, respectively.

Facility Rent Expense - For the periods presented, lease expenses increased by $162,000 due to annual increases in rental rates and the addition of the one new leased facility in the fourth quarter of 2011.

	Three Months Ended March 31
(Amounts in 000’s)	2012	2011
Lease Expense	$2,065	$1,903

Depreciation and Amortization - For the periods presented, depreciation and amortization increased by $1,063,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods and a $389,000 impairment charge recognized by the Company on an office building located in Rogers, Arkansas.

Interest Expense, net - For the periods presented, interest expense, net increased by $1,242,000, or 86%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced and an increase in the amortization of deferred loan costs associated with the new debt agreements.

Acquisition Costs, net of Gains - For the period ended March 31, 2012, acquisition costs, net of gains was an expense of $293,000, compared to a net gain of $979,000 for the comparative period.  For the period ended March 31, 2012, the total acquisition costs were legal fees directly related to the acquisition of the two Ohio facilities and other costs incurred on potential future acquisitions.  For the period ended March 31, 2011, the amount was the result of gains recognized on the acquisition of the Sylva, North Carolina facility during the first quarter of 2011.

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

Other Income/(Expense) - For the periods presented, other income decreased by $620,000.  There was a recovery of receivables recorded in the prior year which did not occur in the three months ended March 31, 2012.

Critical Accounting Policies and Use of Estimates

Except for the re-assessment of our application of FASB ASC Topic 810, Consolidation - Overall, related to the Oklahoma Owners, there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in the Annual Report.

As further discussed in Note 19, Variable Interest Entities, and Note 21, Related Party Transactions, found in the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report, effective August 1, 2011 entities (the “Oklahoma Owners”) controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company), acquired five skilled nursing facilities located in Oklahoma (the “Oklahoma Facilities”).  The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.  Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to FASB ASC Topic 810, Consolidation - Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s first quarter 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements.

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

We have negative working capital of approximately $8,119,000 at March 31, 2012.  Our ability to sustain profitable operations is dependent on continued growth in revenue and controlling costs.

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

For information on financings that have been entered into subsequent to March 31, 2012, see Note 16 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

The following table presents selected data from our consolidated statement of cash flows for the periods presented (in thousands):

	Three Months Ended March 31
	2012 As Restated (Note 2)	2011
Net cash provided by operating activities - continuing operations	$1,607	$623
Net cash (used in) provided by operating activities - discontinued operations	(105)	160
Net cash used in investing activities - continuing operations	(7,813)	(5,490)
Net cash provided by financing activities - continuing operations	10,175	10,546
Net cash used in financing activities - discontinued operations	(48)	(46)
Net change in cash and cash equivalents	3,816	5,793
Cash and cash equivalents at beginning of period	7,364	3,911
Cash decrease due to deconsolidation of variable interest entities	(180)	—
Cash and cash equivalents at end of period	$11,000	$9,704

Three months ended March 31, 2012

Net cash provided by operating activities for the three months ended March 31, 2012, was approximately $1,502,000 consisting primarily of our net loss and changes in working capital, offset by noncash charges (primarily depreciation and amortization, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activity.

Net cash used in investing activities for the three months ended March 31, 2012, was approximately $7,813,000.  This is primarily the result of funding our acquisitions, including making escrow deposits and purchase of property and equipment.

Net cash provided by financing activities was approximately $10,127,000 for the three months ended March 31, 2012.  This is primarily the result of cash proceeds received from warrant exercises, the public stock offering, and proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations.

Three months ended March 31, 2011

Net cash used in operating activities for the three months ended March 31, 2011 was approximately $783,000 consisting primarily of our net loss from operations and changes in working capital partially offset by noncash charges, all primarily the result of routine operating activity.

Net cash used in investing activities for the three months ended March 31, 2011 was approximately $5,490,000.  This is primarily the result of deposits for acquisitions and the purchase of additional equipment offset partially by reductions in restricted cash and investments.

Net cash provided by financing activities was approximately $10,500,000 for the three months ended March 31, 2011.  This is primarily the result of proceeds from the convertible debt issuance net of issuance costs on March 31, 2011, and increases in borrowings on the line of credit partially offset by repayments of existing debt obligations.

Item 4.  Controls and Procedures

As previously disclosed, the Audit Committee, in consultation with management, concluded in March 2013 that: (i) the Company’s previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the “Relevant Financial Statements”) should no longer be relied upon due to errors in the Relevant Financial Statements identified in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2012; and (ii) the Company would restate the Relevant Financial Statements.

The Audit Committee initiated a further review of, and inquiry with respect to, the accounting and financial issues related to these and other potential errors and engaged counsel to assist the Audit Committee with such matters. The Audit Committee completed its inquiry and, in connection therewith, assisted in the correction of certain errors relating to accounting and financial matters and identified certain material weaknesses in the Company’s internal control over financial reporting, including weakness in the Company’s ability to appropriately account for complex or non-routine transactions and in the quality and sufficiency of the Company’s finance and accounting resources.

On July 8, 2013, the Company restated the Relevant Financial Statements by filing with the SEC amendments to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that are intended to:

(1)           maintain records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Consistent with the results of the Audit Committee’s review and inquiry, management identified material weaknesses in the Company’s ability to appropriately account for complex or non-routine transactions and the quality and sufficiency of the Company’s finance and accounting resources in relation to the increasing complexity and growth of the Company’s operations.

As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective at December 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting and Remediation

In response to the material weaknesses in the Company’s internal control over financial reporting, and based in part on recommendations made by the Audit Committee to the Board of Directors following the completion of the Audit Committee’s review and inquiry, we have implemented, or plan to implement, the changes to our internal control over financial reporting discussed below.

•                  We hired Ronald W. Fleming to serve as Chief Financial Officer of the Company effective May 15, 2013.  Mr. Fleming has relevant industry experience as well as experience with generally accepted accounting principles and SEC reporting and compliance.

•                  We have empowered Mr. Fleming to hire additional accounting and finance staff to ensure adequate internal control over financial reporting and operations.

•                  We are seeking to hire a permanent Chief Accounting Officer, as further discussed below.

•                  We have expanded the scope of our annual internal audit plan to include quarterly internal audit procedures with emphasis on the review of journal entries and non-recurring transactions.

In April 2013, we engaged an Interim Chief Accounting Officer on a contract basis. We are currently discussing with our Interim Chief Accounting regarding the terms of her employment as the Company’s Chief Accounting Officer and believe that we will reach agreement on such terms in the near term.

Since January 2013, the Company has hired eight new finance and accounting personnel, including a Vice President of Facility Accounting Operations. Our new finance and accounting leadership continue to evaluate the qualifications and sufficiency of our accounting and finance department. The expanded internal audit scope has commenced and will be completed prior to the Company filing its Quarterly Reports on Form 10-Q for each of the 2013 quarterly periods.

Due to the short time period since we commenced our efforts to remediate our material weaknesses, and because we have not fully completed our financial reporting process for the quarter ended March 31, 2013, we have not yet been able to fully evaluate the effectiveness of such efforts.  We have incurred, and will continue to incur, additional incremental costs associated with our remediation efforts, primarily due to hiring new finance and accounting personnel and external consultants and the implementation and validation of improved accounting and financial reporting procedures. If we are not successful in remediating our material weaknesses, or if we determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, then the reliability of our financial reports may be adversely impacted, we may be unable to file our reports with the SEC in a timely fashion and we could be required to restate our financial results. This could cause our investors to lose confidence in our financial reporting, which could adversely affect the trading price of our stock.

Other than the remediation efforts discussed above, which occurred in 2013 and have included the involvement of our new finance and accounting leadership in the preparation, review, and approval of the consolidated financial statements included in this Quarterly Report, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)  since January 1, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, there were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

2.2	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

2.3	Purchase and Sale Agreement, dated March 12, 2012, by and between Westlake Nursing Home Limited and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

2.4	Purchase and Sale Agreement, dated March 14, 2012, by and between F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a/ Companions Specialized Care Center and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

2.5	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012

2.6	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012

2.7	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and Pinewood Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

2.8	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542)

Exhibit No.	Description	Method of Filing

filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Previously filed

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Previously filed

10.1	Mortgage Deed, recorded January 31, 2012, executed by Hearth and Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Previously filed

10.2	Mortgage Note, dated January 1, 2012, entered into by Hearth & Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Previously filed

10.3	Security Agreement, dated January 1, 2012, by and between Hearth and Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Previously filed

10.4	Lessee Security Agreement, dated January 1, 2012, by and among AdCare Health Systems, Inc., Hearth & Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Previously filed

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

Previously filed

10.7

Promissory Note, dated as of March 30, 2012, issued by Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $21,800,000

Previously filed

Exhibit No.	Description	Method of Filing

10.8	Promissory Note, dated April 1, 2012, issued by AdCare Health Systems, Inc. in favor of Strome Alpha Offshore Ltd., in the amount of $5,000,000	Previously filed

10.9	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Previously filed

10.10	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC	Previously filed

10.11

Guaranty of Payment and Performance, dated as of March 30, 2012, made by AdCare Health Systems, Inc., Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company

Previously filed

10.12

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Previously filed

10.13

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Previously filed

10.14

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Previously filed

10.15	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Previously filed

10.16	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Previously filed

10.17	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Previously filed

10.18	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Previously filed

10.19	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Previously filed

Exhibit No.	Description	Method of Filing

10.20	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Previously filed

10.21	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Previously filed

10.22	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.23	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.24	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.25	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.26	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.27	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.28	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.29	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.30	Assignment of Purchase and Sale Agreement, dated May 9, 2012, between AdCare Property Holdings, LLC and GL Nursing, LLC	Previously filed

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-	Filed herewith

Exhibit No.	Description	Method of Filing

Oxley Act

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

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

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	July 8, 2013	/s/ Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	July 8, 2013	/s/ Ronald W. Fleming
Ronald W. Fleming
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

2.2	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

2.3	Purchase and Sale Agreement, dated March 12, 2012, by and between Westlake Nursing Home Limited and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

2.4	Purchase and Sale Agreement, dated March 14, 2012, by and between F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a/ Companions Specialized Care Center and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012

2.5	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012

2.6	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC.	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012

2.7	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and Pinewood Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

2.8	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of	Incorporated by reference to Exhibit 3.3 of the Company’s

Exhibit No.	Description	Method of Filing

	Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Previously filed

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Previously filed

10.1	Mortgage Deed, recorded January 31, 2012, executed by Hearth and Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Previously filed

10.2	Mortgage Note, dated January 1, 2012, entered into by Hearth & Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Previously filed

10.3	Security Agreement, dated January 1, 2012, by and between Hearth and Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Previously filed

10.4	Lessee Security Agreement, dated January 1, 2012, by and among AdCare Health Systems, Inc., Hearth & Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Previously filed

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

Previously filed

10.7

Promissory Note, dated as of March 30, 2012, issued by Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $21,800,000

Previously filed

10.8	Promissory Note, dated April 1, 2012, issued by AdCare Health Systems, Inc. in favor of Strome Alpha Offshore Ltd., in the amount of $5,000,000	Previously filed

10.9	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Previously filed

10.10	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset	Previously filed

Exhibit No.	Description	Method of Filing

Management LLC

10.11

Guaranty of Payment and Performance, dated as of March 30, 2012, made by AdCare Health Systems, Inc., Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company

Previously filed

10.12

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Previously filed

10.13

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Previously filed

10.14

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Previously filed

10.15	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Previously filed

10.16	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Previously filed

10.17	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Previously filed

10.18	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Previously filed

10.19	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Previously filed

10.20	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Previously filed

10.21	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Previously filed

10.22	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed

Exhibit No.	Description	Method of Filing

May 3, 2012

10.23	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.24	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.25	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.26	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.27	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.28	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.29	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.30	Assignment of Purchase and Sale Agreement, dated May 9, 2012, between AdCare Property Holdings, LLC and GL Nursing, LLC	Previously filed

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

Exhibit No.	Description	Method of Filing

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