Form 10-Q/A
period 2012-06-30
ADCARE HEALTH SYSTEMS, INC
filed 2013-07-08
CIK 1004724

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

EXPLANATORY NOTE

In this Amendment No.1 on Form 10-Q/A to AdCare Health Systems, Inc. and subsidiaries (collectively “AdCare”, the “Company” or “we”) Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2012, we are restating the consolidated financial statements for the second quarter and the year-to-date period of 2012.  Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the first and third quarters of 2012 to restate our consolidated financial statements therein.  The effects of these restatements, to the extent applicable, are reflected in the items revised herein.  The restatements relate to the following:

•                  Accounting errors and certain accounting estimates that were identified in the process of finalizing our consolidated financial statements for the year ended December 31, 2012.  These matters include the following:

•                                          The timing of certain revenue recognition adjustments to ensure proper recognition in the appropriate interim reporting period within the 2012 year.  The issues primarily relate to required adjustments due to changes in Medicaid reimbursement rates for certain facilities, the timing of recognition for state recoupments for Medicaid overpayments for certain facilities.

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

•                                          The timing of certain adjustments to the provision for bad debts in the appropriate interim reporting period within the 2012 year.  The issues primarily relate to required adjustments resulting from delays in collection efforts and lack of timely follow-up on patient accounts during 2012 for certain facilities and the timing of other necessary adjustments to the provision for bad debts.

•                                          The correction of certain operating and other costs incurred within the 2012 year that were incorrectly deferred or capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred.  The issues primarily relate to the misapplication of accounting principles related to two of the Company’s facilities.

•                                          The timing of expense recognition related to direct care compensation obligations incurred for the facilities located in Arkansas to reflect proper recognition in the appropriate interim reporting period within the 2012 year.  The issue primarily relates to the misapplication of accounting principles.  The related expense and obligation were being recorded over the perceived requisite service period until the anticipated payment date.  However, the obligations should have been expensed immediately in the period incurred as the obligation related to prior services rendered.

•                                          The adjustment of amortization expense associated with certain capitalized intangible assets to adjust for the reallocation of costs between an intangible subject to amortization and goodwill.

•                                          The timing of the write down to market value less cost to sell of an office building acquired through a 2011 acquisition that was vacated and abandoned in the first quarter of 2012.

•                  Correction in the application of  the Company’s accounting for certain variable interest entities further described as follows:

As further discussed in Note 19, Variable Interest Entities, and Note 21, Related Party Transactions found in the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), effective August 1, 2011 entities (the “Oklahoma Owners”) controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company), acquired five skilled nursing facilities located in Oklahoma (the “Oklahoma Facilities”).  The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.  Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 810, Consolidation-Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements, the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s second quarter and year to date 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements.

The restatements described above decreased the Company’s total revenues by $3.2 million and $6.5 million, respectively, decreasing expenses by $2.5 million and $3.9 million, respectively, and decreasing net loss attributable to non-controlling interest by $0.2 million and $0.4 million for the three and six months ended June 30, 2012, and increasing our net loss attributable to AdCare by $0.9 million and $2.9 million for the same periods.  Basic and diluted earnings per share decreased by $0.06 and $0.22, respectively, for the three and six months ended June 30, 2012.

As a result of the restatements at June 30, 2012, cash and cash equivalents decreased by $0.3 million, accounts receivable, net decreased by $1.8 million, prepaid expenses and other current assets decreased by $0.1 million, property and equipment, net decreased $11.5 million, goodwill decreased by $0.5 million, deferred loan costs, net decreased $0.5 million, current portion of notes payable and other debt increased $21.1 million, accounts payable decreased by $1.0 million, accrued expenses increased by $0.4 million, senior debt, net of discounts decreased $33.6 million, common stock and additional paid-in capital increased by $0.2 million, accumulated deficit increased by $3.0 million, and noncontrolling interest in subsidiaries decreased by $1.0 million.

On June 15, 2012, certain wholly owned subsidiaries of AdCare entered into a modification agreement with Private Bank to modify the terms of the loan agreement. The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013. The Company anticipates that it will re-finance the Little Rock, Northridge and Woodland Hills facilities later this year with long-term financing. However, the Company does not have a formal noncancelable agreement with Private Bank. As such, the entire balance is reflected as a current obligation at June 30, 2012, in the amount of $21.3 million.

On September 20, 2012, AdCare terminated and paid off all amounts outstanding under that certain Credit Agreement, dated October 29, 2010, between Gemino Healthcare Finance, LLC (“Gemino”) and AdCare (the “Gemino Credit Facility”).  The Gemino Credit Facility was a secured credit facility for borrowings up to $7.5 million, which was to mature on October 29, 2013.  As such, the entire balance is reflected as a current obligation at June 30, 2012, in the amount of $7.0 million.

This Amendment No. 1 on Form 10-Q/A (this “Amended Report”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Original Report”) of AdCare. The effects of the restatements are more fully described in Note 2 to the unaudited consolidated financial statements included in this Amended Report.

The following sections have been amended from the Original Report as a result of the restatements described above:

• Part I - Item 1. Financial Statements (including the footnotes thereto);

• Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

• Part I - Item 4. Controls and Procedures

The Amended Report also includes as exhibits certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of the filing of the this Amended Report. Except as described above, no other sections have been amended from the Original Report.

This Form 10-Q/A continues to speak as of the date of the original filing, and the Company has not updated the disclosure contained herein to reflect information or events that have occurred since the August 7, 2012 filing date of the original filing, or modify or update disclosures set forth in the original filing, except to reflect the corrections discussed above and except as otherwise expressly stated herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the original filing, including any amendments to those filings.

AdCare Health Systems, Inc.

Form 10-Q/A

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	June 30,
	2012
	Restated (Note 2)	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,073	$7,364
Restricted cash and investments	3,624	1,883
Accounts receivable, net of allowance of $2,820 and $1,346	25,127	18,782
Prepaid expenses and other	525	663
Assets of disposal group held for sale	38	47
Total current assets	38,387	28,739

Restricted cash and investments	5,812	4,870
Property and equipment, net	132,924	102,449
Intangible assets — bed licenses	2,377	1,189
Intangible assets — lease rights, net	7,925	8,460
Goodwill	3,112	3,600
Escrow deposits for acquisitions	1,513	3,172
Lease deposits	1,725	1,685
Deferred loan costs, net	5,269	4,818
Other assets	71	122
Total assets	$199,115	$159,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$30,485	$4,567
Revolving credit facilities and lines of credit	7,064	7,343
Accounts payable	15,609	12,075
Accrued expenses	11,793	9,881
Liabilities of disposal group held for sale	143	240
Total current liabilities	65,094	34,106

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	83,038	87,771
Convertible debt, net of discounts	15,035	14,614
Revolving credit facilities	1,900	1,308
Other debt	12,880	1,400
Derivative liability	1,127	1,889
Other liabilities	1,729	2,437
Deferred tax liability	119	86
Total liabilities	180,922	143,611

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Preferred stock, no par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 13,697 and 12,193 shares issued and outstanding	39,846	35,047
Accumulated deficit	(21,185)	(18,713)
Total stockholders’ equity	18,661	16,334
Noncontrolling interest in subsidiaries	(468)	(841)
Total equity	18,193	15,493
Total liabilities and equity	$199,115	$159,104

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012		2012
	Restated (Note 2)	2011	Restated (Note 2)	2011
Revenues:
Patient care revenues	$51,266	$33,872	$97,573	$64,404
Management revenues	525	484	1,049	982
Total revenues	51,791	34,356	98,622	65,386

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	40,316	27,104	79,123	52,279
General and administrative	4,345	3,167	8,338	6,091
Facility rent expense	2,050	1,947	4,115	3,850
Depreciation and amortization	1,594	705	3,304	1,352
Salary retirement and continuation costs	—	622	—	622
Total expenses	48,305	33,545	94,880	64,194

Income from Operations	3,486	811	3,742	1,192

Other Income (Expense):
Interest expense, net	(3,444)	(1,852)	(6,122)	(3,288)
Acquisition costs, net of gains	(524)	(622)	(817)	357
Derivative gain (loss)	353	(2,588)	763	(3,938)
Loss on extinguishment of debt	—	(77)	—	(77)
Other income (expense)	(13)	(19)	(27)	587
Total other income (expense), net	(3,628)	(5,158)	(6,203)	(6,359)

Loss from Continuing Operations Before Income Taxes	(142)	(4,347)	(2,461)	(5,167)
Income Tax Expense	(33)	(124)	(18)	(210)
Loss from Continuing Operations	(175)	(4,471)	(2,479)	(5,377)
Loss from Discontinued Operations, Net of Tax	(170)	(91)	(279)	(126)
Net Loss	(345)	(4,562)	(2,758)	(5,503)
Net Loss Attributable to Noncontrolling Interests	141	165	286	341
Net Loss Attributable to AdCare Health Systems, Inc.	$(204)	$(4,397)	$(2,472)	$(5,162)

Net (Loss) per Common Share — Basic:
Continuing Operations	$0.00	$(0.49)	$(0.17)	$(0.57)
Discontinued Operations	(0.01)	(0.01)	(0.02)	(0.01)
	$(0.01)	$(0.50)	$(0.19)	$(0.58)
Net (Loss) per Common Share — Diluted:
Continuing Operations	$0.00	$(0.49)	$(0.17)	$(0.57)
Discontinued Operations	(0.01)	(0.01)	(0.02)	(0.01)
	$(0.01)	$(0.50)	$(0.19)	$(0.58)

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

		Common Stock and Additional
	Common Stock Shares	Paid-in Capital Restated (Note 2)	Accumulated Deficit Restated (Note 2)	Noncontrolling Interests Restated (Note 2)	Total Restated (Note 2)

Balance, January 1, 2012	12,193	$35,047	$(18,713)	$(841)	$15,493
Deconsolidation of variable interest entity	—	—	—	660	660
Nonemployee warrants for services	—	565	—	—	565
Stock based compensation expense	—	346	—	—	346
Public stock offering, net	1,165	3,768	—	—	3,768
Exercises of options and warrants	69	95	—	—	95
Issuance of restricted stock	270	25	—	—	25
Net loss	—	—	(2,472)	(286)	(2,758)
Balance, June 30, 2012	13,697	$39,846	$(21,185)	$(468)	$18,193

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2012
	Restated (Note 2)	2011
Cash flows from operating activities:
Net loss	$(2,758)	$(5,503)
Loss from discontinued operations, net of tax	279	126
Loss from continuing operations	(2,479)	(5,377)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,304	1,352
Warrants issued for services	—	297
Stock based compensation expense	371	467
Lease expense in excess of cash	291	379
Amortization of deferred financing costs	977	407
Amortization of debt discounts	427	445
Derivative (gain) loss	(763)	3,938
Loss on debt extinguishment	—	77
Deferred tax expense	33	95
(Gain) loss on disposal of assets	(2)	126
Gain on acquisitions	—	(1,104)
Provision for bad debts	1,676	351
Other noncash expenses	—	45
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(8,820)	(3,538)
Prepaid expenses and other	102	278
Other assets	156	(29)
Accounts payable and other liabilities	5,108	3,010
Net cash provided by operating activities — continuing operations	381	1,219
Net cash (used in) provided by operating activities — discontinued operations	(269)	14
Net cash provided by operating activities	112	1,233

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	—
Change in restricted cash and investments and escrow deposits for acquisitions	(2,683)	(110)
Acquisitions	(36,655)	(32,636)
Purchase of property and equipment	(1,676)	(1,943)
Net cash used in investing activities – continuing operations	(41,011)	(34,689)
Net cash used in investing activities – discontinued operations	—	—
Net cash used in investing activities	(41,011)	(34,689)

Cash flows from financing activities:
Proceeds from debt	47,188	31,673
Debt issuance costs	(1,526)	(175)
Change in lines of credit	313	4,287
Exercise of warrants and options	95	219
Proceeds from stock issuances, net	3,768	—
Repayment of notes payable	(6,953)	(709)
Net cash provided by financing activities — continuing operations	42,885	35,295
Net cash used in financing activities — discontinued operations	(97)	(89)
Net cash provided by financing activities	42,788	35,206

Net Change in Cash	1,889	1,750
Cash, Beginning	7,364	3,911
Cash decrease due to deconsolidation of variable interest entities (Note 2)	(180)	—
Cash, Ending	$9,073	$5,661

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,807	$2,438
Income taxes	$—	$—
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$5,000	$—
Warrants issued for financings costs	$565	$330
Other assets acquired in exchange for debt	$—	$3,427

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries (collectively, “AdCare”, the “Company” or “we”).  Controlled subsidiaries include AdCare’s majority owned subsidiaries and variable interest entities (“VIE”) in which AdCare has control as primary beneficiary.  A primary beneficiary is the party in a VIE that has both of the following characteristics:  (a) The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

As described in the Explanatory Note to this Form 10-Q/A herein and in Note 2, the interim consolidated financial statements for 2012 presented herein have been restated from those previously issued.

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

	Three Months Ended June 30,
	2012			2011
(Amounts in 000’s, except per share data)	Income (loss) Restated (Note 2)	Shares (1)	Per Share	Loss	Shares (1)	Per Share
Continuing Operations:
Loss from continuing operations	$(175)			$(4,471)
Net loss attributable to noncontrolling interests	141			165
Basic income (loss) from continuing operations	$(34)	13,463	$0.00	$(4,306)	8,847	$(0.49)
Effect from options, warrants and non-vested shares	—	—		—	—
Effect from assumed issuance of convertible shares (2)	—	—		—	—
Diluted net income (loss)from continuing operations	$(34)	13,463	$0.00	$(4,306)	8,847	$(0.49)

Discontinued Operations:
Basic loss from discontinued operations	$(170)	13,463	$(0.01)	$(91)	8,847	$(0.01)
Diluted loss from discontinued operations	$(170)	13,463	$(0.01)	$(91)	8,847	$(0.01)

Net Loss Attributable to AdCare:
Basic net loss	$(204)	13,463	$(0.01)	$(4,397)	8,847	$(0.50)
Diluted net loss	$(204)	13,463	$(0.01)	$(4,397)	8,847	$(0.50)

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

	Six Months Ended June 30,
	2012			2011
(Amounts in 000’s, except per share data)	Loss Restated (Note 2)	Shares (1)	Per Share	Loss	Shares (1)	Per Share
Continuing Operations:
Loss from continuing operations	$(2,479)			$(5,377)
Net loss attributable to noncontrolling interests	286			341
Basic loss from continuing operations	$(2,193)	12,844	$(0.17)	$(5,036)	8,806	$(0.58)
Effect from options, warrants and non-vested shares	—	—		—	—
Effect from assumed issuance of convertible shares (2)	—	—		—	—
Diluted net loss from continuing operations	$(2,193)	12,844	$(0.17)	$(5,036)	8,806	$(0.58)

Discontinued Operations:
Basic loss from discontinued operations	$(279)	12,844	$(0.02)	$(126)	8,806	$(0.01)
Diluted loss from discontinued operations	$(279)	12,844	$(0.02)	$(126)	8,806	$(0.01)

Net Loss Attributable to AdCare:
Basic net loss	$(2,472)	12,844	$(0.19)	$(5,162)	8,806	$(0.59)
Diluted net loss	$(2,472)	12,844	$(0.19)	$(5,162)	8,806	$(0.59)

(1) The weighted average shares outstanding includes retroactive adjustments for the stock dividend issued on October 1, 2011 (see Note 10).

(2) The impact of the conversion of the 2010 and 2011 convertible notes were excluded as the impact would be anti-dilutive.

Intangible Assets and Goodwill

There have been no required impairment adjustments to intangible assets and goodwill during the six months ended June 30, 2012.

Intangible assets consist of the following:

Amounts in (000’s)	Lease Rights	Bed Licenses (included in property and equipment) Restated (Note 2)	Bed Licenses - Separable	Total
Balances, December 31, 2011, net	$8,460	$22,922	$1,189	$32,571
Deconsolidation of Oklahoma Owners	—	(3,458)	—	(3,458)
Acquisitions	—	7,297	1,188	8,485
Amortization expense	(535)	(355)	—	(890)
Balances, June 30, 2012, net	$7,925	$26,406	$2,377	$36,708

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Intangible Assets and Goodwill (cont.)

For the six months ended June 30, 2012, amortization expense was approximately $355,000 for bed licenses included in property and equipment.  There was no amortization of bed licenses for the six months ended June 30, 2011.  For the six months ended June 30, 2012 and 2011, amortization expense was $535,000 and $442,000, respectively, for lease rights.  Estimated amortization expense for each of the following years ending December 31 is as follows:

(Amounts in 000’s)	Bed Licenses Restated (Note 2)	Lease Rights
2012 (remainder)	$354	$534
2013	709	1,069
2014	709	1,010
2015	709	885
2016	709	885
Thereafter	23,216	3,542
Total	$26,406	$7,925

The following table summarizes the changes in the carrying amount of goodwill at June 30, 2012 as compared with December 31, 2011:

Amounts in (000’s)	June 30, 2012 Restated (Note 2)
Balance, December 31, 2011	$3,600
Deconsolidation of variable interest entities	(1,123)
Acquired in acquisitions	635
Impairment charge	—
Balance, June 30, 2012	$3,112

Goodwill as previously reported in the 2011 consolidated financial statements was $0.9 million.  In 2012, a reclassification adjustment was made to the December 31, 2011 balance sheet to recognize $2.7 million of goodwill from 2011 acquisitions that was previously reported as bed licenses in property and equipment. The Company does not amortize goodwill or indefinite lived intangibles.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No.1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, we are restating the consolidated financial statements for the second quarter of 2012.  Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the first and third quarters of 2012 to restate our consolidated financial statements therein.  The effects of these restatements, to the extent applicable, are reflected in the items revised herein.  The restatements relate to the following:

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

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements, the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements.

•                  Accounting errors and certain accounting estimates that were identified in the process of finalizing our consolidated financial statements for the year ended December 31, 2012.  These matters include the following for the six months ended June 30, 2012:

•                                          Patient care revenues - Adjustments totaling $136,000 and $413,000 for the three and six months ended June 30, 2012, respectively, related primarily to the following items:

The timing of certain revenue recognition adjustments to ensure proper recognition in the appropriate interim reporting period with in the 2012 year.  Adjustments totaling $136,000 for the three months ended June 30, 2012 related to the overstatement of $81,000 in managed care revenue due to billing errors and a $56,000 reclassification to reduce managed care revenue due to the improper recognition of bad debt expense subsequently identified by the Company.  Adjustments totaling $413,000 for the six months ended June 30, 2012 relating to the overstatement of $221,000 in managed care revenue due to billing errors and a $192,000 reclassification to reduce managed care revenue due to the improper recognition of bad debt expense subsequently identified by the Company.

•                                          Management revenues – Adjustments totaling $162,000 and $323,000 for the three and six months ended June 30, 2012, respectively, related primarily to the reversal of the eliminated management fee expense associated with the correction in the application of the Company’s accounting for certain variable interest entities which also has been recorded in costs of services for each period.

•                                          Accounts receivable, net - Adjustments totaling $699,000 related primarily to the following:

The timing of certain revenue recognition adjustments to ensure proper recognition in the appropriate interim reporting period with in the 2012 year.  Adjustments totaling $220,000 related to the overstatement in managed care revenue due to billing errors, the timing of the correction of certain operating and other costs incurred within the 2012 year that were deferred or capitalized to the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred related to approximately $119,000,  the issues primarily related to required adjustments resulting from the timing of recognition for state recoupments for Medicaid overpayments for certain facilities totaling $403,000, the delays in collection efforts and lack of timely follow-up on open patient accounts in 2012 for certain facilities totaling $284,000, offset by the reversal of the eliminated management fee expense and other receivables associated with the correction in the application of the Company’s accounting for certain variable interest entities in the amount of $327,000.

•                                          Costs of services – Adjustments totaling $1,215,000 and $2,831,000 for the three and six months ended June 30, 2012, respectively, related primarily to the following items:

The timing of expense recognition related to direct care compensation obligations incurred for the facilities located in Arkansas to reflect proper recognition in the appropriate interim reporting period within the 2012 year.  For the six months ended June 30, 2012 the adjustment totaled approximately $918,000 offset by the reversal of the overstated direct care compensation expense of $258,000 for the three months ended June 30, 2012 resulting in a $660,000 expense restatement for the six months ended June 30, 2012.  The related expense and obligation was being recognized over the period until the respective payment date.  However, the obligations should have been expensed immediately in the period incurred as the obligation related to prior services rendered.

The timing of recognition of certain payroll related operating expenses and other necessary adjustments to related accrued liabilities to ensure proper recognition in the appropriate interim reporting period within the 2012 year.  The issues primarily relate to insufficient processes related to accounting for accrued vacation of $643,000 and $803,000 for the three and six months ended June 30, 2012, respectively and the untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments of $41,000 and $82,000 for the three and six months ended June 30, 2012, respectively.

The timing of the correction of certain operating and other costs incurred within the 2012 year that were deferred or capitalized to the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred related to approximately $468,000 for the three months and the six months ended June 30, 2012.

The timing of certain adjustments to the provision for bad debts in the appropriate interim reporting period within the 2012 year.  The issues primarily related to required adjustments resulting from the timing of recognition for state recoupments for Medicaid overpayments for certain facilities totaling $403,000 for the six months ended June 30, 2012, the delays in collection efforts and lack of timely follow-up on open patient accounts in 2012 for certain facilities totaling $221,000 and $284,000 for the three and six months ended June 30, 2012, respectively, offset by the improper recognition of bad debt expense relating to managed care revenue discussed above in the amount of $56,000 and $192,000 for the three and six months ended June 30, 2012, respectively.

•                                          General and administrative - Adjustments totaling $584,000 and $522,000 for the three and six months ended June 30, 2012, respectively, resulted primarily due to the following items:

The timing of certain payroll related operating expenses and other necessary adjustments to related accrued liabilities to ensure proper recognition in the appropriate interim reporting period within the 2012 year. The timing of the reversal of $700,000 expense relating to changes to the accrued performance-based incentive obligation during the three months ended June 30, 2012 offset by $25,000 of expense recognition related to an adjustment to the fair value of warrants granted to non-employees for the six months ended June 30, 2012.

The timing of the expense incorrectly capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 period of $53,000 and $74,000 for the three and six months ended June 30, 2012, respectively.

The insufficient processes related to accounting for accrued vacation of $62,000 and $77,000 for the three and six months ended June 30, 2012, respectively, and the untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments of $2,000 for the six months ended June 30, 2012.

•                                          Depreciation and amortization – Adjustments totaling a decrease of $37,000 and an increase $284,000 for the three and six months ended June 30, 2012, respectively related primarily to the impairment of an office building of $389,000 acquired through a 2011 acquisition that was vacated and abandoned in first quarter of 2012 to market value less cost to sell offset by $5,000 decrease in depreciation expense during the three months ended June 30, 2012 related to the office building impairment in first quarter of 2012 and $32,000 and $100,000 for the three and six months ended June 30, 2012, respectively, resulted from a decrease in amortization of certain intangibles related to adjustments that decreased the underlying intangible asset values and increased the related goodwill resulting from the respective acquisitions.

•                                          Property and equipment, net – Adjustments of $1,523,000 related primarily to the $389,000 impairment of an office building acquired in 2011 acquisition offset by a $5,000 decrease in depreciation expense during the three months ended June 30, 2012 related to the office building impairment in first quarter of 2012; $100,000 decrease in amortization of certain intangibles related to adjustments that decreased the underlying intangible asset values and increased the related goodwill resulted from the respective acquisitions of $547,000 and $692,000 of expense inadvertently capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 period.

•                                          Goodwill and Intangible assets bed licenses - Adjustments of $635,000 related to an acquisition reclassification to goodwill from the capitalized intangible assets bed licenses of $87,000 and $547,000 from property and equipment during the 2012 period.

•                                          Deferred loan costs, net – Adjustment of $94,000  related to an adjustment to the fair value of warrants granted to non-employees which related to the costs incurred in connection with loan costs.

•                                          Current portion of notes payable and other debt – Reclassification of the PrivateBank loan from long-term debt to current as a result of a loan modification agreement with PrivateBank that, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013. The Company anticipates that it will re-finance the PrivateBank loan later this year with long-term financing; however, the Company does not have a formal noncancelable agreement with PrivateBank. As such, the entire balance is reflected as a current obligation at June 30, 2012 in the amount of $21.3 million.

•                                        Revolving credit facilities and lines of credit – Reclassification of the Gemino Credit Facility from long-term Revolving credit facilities as a result of the Company’s termination and pay off of the amounts outstanding under that certain Credit Agreement, dated October 29, 2010, between Gemino and the Company on September 20, 2012.  As such, the entire balance is reflected as a current obligation at June 30, 2012, in the amount of $7.0 million.

•                                          Statement of cash flows – Adjustments to the statement of cash flows result primarily from the adjustments related to the Oklahoma Owners as discussed above; changes in net loss and the related adjustments to the various working capital related balance sheet accounts resulting from the other adjustments described above; and adjustments to show $31.4 million of debt incurred in conjunction with certain acquisitions as cash provided by financing activities and cash used in investing activities.

The following table presents the Company’s previously issued (the “As Reported”) and restated (the “As Restated”) consolidated balance sheet as of June 30, 2012 (in thousands):

	At June 30, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated
ASSETS
Cash and cash equivalents	$9,373	$(300)	$—	$9,073
Restricted cash and investments	3,624	—	—	3,624
Accounts receivable, net	26,964	(1,138)	(699)	25,127
Prepaid expenses and other	668	(143)	—	525
Assets of disposal group held for sale	38	—	—	38
Total current assets	40,667	(1,581)	(699)	38,387

Restricted cash and investments	5,812	—	—	5,812
Property and equipment, net (net of reclassification of $2,694) (Note 1)	144,399	(9,952)	(1,523)	132,924
Intangible assets – bed licenses	2,464	—	(87)	2,377
Intangible assets – lease rights, net	7,925	—	—	7,925
Goodwill (reclassification of $2,694) (Note 1)	3,600	(1,123)	635	3,112
Escrow deposits for acquisitions	1,513	—	—	1,513
Lease deposits	1,725	—	—	1,725
Deferred loan costs, net	5,733	(558)	94	5,269
Other assets	71	—	—	71
Total assets	$213,909	$(13,214)	$(1,580)	$199,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of notes payable and other debt	$9,401	$(196)	$21,280	$30,485
Revolving credit facilities and lines of credit	1,900	—	5,164	7,064
Accounts payable	16,601	(1,320)	328	15,609
Accrued expenses	11,424	(449)	818	11,793
Liabilities of disposal group held for sale	143	—	—	143
Total current liabilities	39,469	(1,965)	27,590	65,094
Senior debt, net of discounts	116,603	(12,288)	(21,277)	83,038
Convertible debt, net of discounts	15,035	—	—	15,035
Revolving credit facilities	7,064	—	(5,164)	1,900
Other debt	12,880	—	—	12,880
Derivative liability	1,127	—	—	1,127
Other liabilities	1,729	—	—	1,729
Deferred tax liability	87	—	32	119
Total liabilities	193,994	(14,253)	1,181	180,922
Common stock and additional paid-in capital	39,647	—	199	39,846
Accumulated deficit	(18,240)	—	(2,945)	(21,185)
Total stockholders’ equity	21,407	—	(2,746)	18,661
Noncontrolling interest in subsidiaries	(1,492)	1,039	(15)	(468)
Total equity	19,915	1,039	(2,761)	18,193
Total liabilities and equity	$213,909	$(13,214)	$(1,580)	$199,115

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company’s previously issued (the “As Reported”) and restated (the “As Restated”) consolidated statement of operations for the three and six months ended June 30, 2012 (in thousands, except per share information):

	Three Months Ended June 30, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated

Revenues
Patient care revenues	$54,642	$(3,240)	$(136)	$51,266
Management revenues	363	—	162	525
Total revenues	55,005	(3,240)	26	51,791

Expenses:
Cost of services (Exclusive of facility rent, depreciation and amortization)	42,227	(3,126)	1,215	40,316
General and administrative	4,929	—	(584)	4,345
Facility rent expense	2,050	—	—	2,050
Depreciation and amortization	1,761	(130)	(37)	1,594
Total expenses	50,967	(3,256)	594	48,305

Income from Operations	4,038	16	(568)	3,486

Other Income (Expense):
Interest expense, net	(3,366)	272	(350)	(3,444)
Acquisition costs, net of gains	(524)	—	—	(524)
Derivative gain	353	—	—	353
Other expense	(13)	—	—	(13)
Total other expense, net	(3,550)	272	(350)	(3,628)

Income (Loss) from Continuing Operations Before Income Taxes	488	288	(918)	(142)
Income Tax Benefit (Expense)	(45)	—	12	(33)
Income (Loss) from Continuing Operations	443	288	(906)	(175)
Loss from discontinued operations, net of tax	(160)	—	(10)	(170)
Net Income (Loss)	283	288	(916)	(345)
Net Income (Loss) Attributable to Noncontrolling Interest	396	(288)	33	141
Net Income (Loss) Attributable to AdCare Health Systems, Inc.	$679	$—	$(883)	$(204)

Net Income (Loss) per Common Share - Basic:
Continuing Operations	$0.06	$(0.00)	$(0.06)	$0.00
Discontinued Operations	(0.01)	—	—	(0.01)
	$0.05	$(0.00)	$(0.06)	$(0.01)

Net Income (Loss) per Common Share - Diluted
Continuing Operations	$0.06	$(0.00)	$(0.06)	$0.00
Discontinued Operations	(0.01)	—	—	(0.01)
	$0.05	$(0.00)	$(0.06)	$(0.01)

	Six Months Ended June 30, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated

Revenues
Patient care revenues	$104,450	$(6,464)	$(413)	$97,573
Management revenues	726	—	323	1,049
Total revenues	105,176	(6,464)	(90)	98,622

Expenses:
Cost of services (Exclusive of facility rent, depreciation and amortization)	82,350	(6,058)	2,831	79,123
General and administrative	8,860	—	(522)	8,338
Facility rent expense	4,115	—	—	4,115
Depreciation and amortization	3,258	(238)	284	3,304
Total expenses	98,583	(6,296)	2,593	94,880

Income from Operations	6,593	(168)	(2,683)	3,742

Other Income (Expense):
Interest expense, net	(6,320)	547	(349)	(6,122)
Acquisition costs, net of gains	(817)	—	—	(817)
Derivative gain	763	—	—	763
Other expense	(29)	—	2	(27)
Total other expense, net	(6,403)	547	(347)	(6,203)

Income (Loss) from Continuing Operations Before Income Taxes	190	379	(3,030)	(2,461)
Income Tax Benefit (Expense)	(99)	—	81	(18)
Income (Loss) from Continuing Operations	91	379	(2,949)	(2,479)
Loss from discontinued operations, net of tax	(269)	—	(10)	(279)
Net Loss	(178)	379	(2,959)	(2,758)
Net Income (Loss) Attributable to Noncontrolling Interest	651	(379)	14	286
Net Income (Loss) Attributable to AdCare Health Systems, Inc.	$473	$—	$(2,945)	$(2,472)

Net Income (Loss) per Common Share - Basic:
Continuing Operations	$0.06	$(0.00)	$(0.23)	$(0.17)
Discontinued Operations	$(0.02)	—	—	$(0.02)
	$0.04	$(0.00)	$(0.23)	$(0.19)

Net Income (Loss) per Common Share - Diluted
Continuing Operations	$0.06	$(0.00)	$(0.23)	$(0.17)
Discontinued Operations	$(0.02)	—	—	$(0.02)
	$0.04	$(0.00)	$(0.23)	$(0.19)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s previously issued (the “As Reported)” and restated (the “As Restated”) consolidated statement of cash flows for the six months ended June 30, 2012 (in thousands):

	Six Months Ended June 30, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(178)	$380	$(2,960)	$(2,758)
Loss from discontinued operations, net of tax	269	—	10	279
Loss from continuing operations	91	380	(2,950)	(2,479)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,258	(238)	284	3,304
Warrants issued for services	—	—	—	—
Stock based compensation expense	347	—	24	371
Lease expense in excess of cash	291	—	—	291
Amortization of deferred financing costs	975	(105)	107	977
Amortization of debt discounts	429	—	(2)	427
Derivative gain	(763)	—	—	(763)
Deferred tax expense	1	—	32	33
Gain on disposal of assets	(2)	—	—	(2)
Provision for bad debts	1,233	(52)	495	1,676
Other noncash items	29	—	(29)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(9,306)	389	97	(8,820)
Prepaid expenses and other	(4)	107	(1)	102
Other assets	50	57	49	156
Accounts payable and accrued expenses	5,081	(953)	980	5,108
Net cash provided by operating activities — continuing operations	1,710	(415)	(914)	381
Net cash used in operating activities — discontinued operations	(426)	—	157	(269)
Net cash provided by operating activities	1,284	(415)	(757)	112

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	—	—	3
Change in restricted cash and investments and escrow deposits for acquisitions	(485)	—	(2,198)	(2,683)
Acquisitions	(8,849)	—	(27,806)	(36,655)
Purchase of property and equipment	(2,569)	201	692	(1,676)
Net cash used in investing activities — continuing operations	(11,900)	201	(29,312)	(41,011)
Net cash used in investing activities — discontinued operations	—	—	—	—
Net cash used in investing activities	(11,900)	201	(29,312)	(41,011)
Cash flows from financing activities:
Proceeds from debt	11,515	—	35,673	47,188
Debt issuance costs	(205)	—	(1,321)	(1,526)
Change in line of credit	312	—	1	313
Exercise of warrants and options	95	—	—	95
Proceeds from stock issuances, net	3,768	—	—	3,768
Repayment of notes payable	(2,763)	94	(4,284)	(6,953)
Net cash provided by financing activities — continuing operations	12,722	94	30,069	42,885
Net cash used in financing activities — discontinued operations	(97)	—	—	(97)
Net cash provided by financing activities	12,625	94	30,069	42,788

Net Change in Cash	2,009	(120)	—	1,889
Cash, Beginning	7,364	—	—	7,364
Cash decrease due to deconsolidation of variable interest entities (Note 2)	—	(180)	—	(180)
Cash, Ending	$9,373	$(300)	$—	$9,073

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,630	$—	$1,177	$5,807
Income taxes	$46	$—	$(46)	$—
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$32,720	$—	$(27,720)	$5,000
Warrants issued for financings costs	$390	$—	$175	$565
Noncash debt issuance costs	$3,490	$—	$(3,490)	$—

NOTE 3.       LIQUIDITY AND PROFITABILITY

The Company had net loss of approximately $345,000 and $2,758,000 for the three and six months ended June 30, 2012, respectively, and a net loss of $4,562,000 and $5,503,000 for the three and six months ended June 30, 2011, respectively.  The Company had negative working capital of approximately $26,706,000 at June 30, 2012.  The Company’s ability to sustain profitable operations is dependent on continued growth in revenue and controlling costs.

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

As a result of the decision to exit the home health business, the assets and liabilities that are expected to be sold are reflected as assets and liabilities held for sale and are comprised of the following:

(Amounts in 000’s)	June 30, 2012	December 31, 2011
Property and equipment, net	$36	$45
Other assets	2	2
Assets of disposal group held for sale	$38	$47

Current portion of debt	$143	$197
Notes payable	—	43
Liabilities of disposal group held for sale	$143	$240

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

			Corporate
(Amounts in 000’s)	SNF	ALF	& Other	Eliminations	Total
Three months ended June 30, 2012 Restated (Note 2)
Net revenues	$47,853	$3,413	$3,133	$(2,608)	$51,791
Cost of services	40,259	2,606	59	(2,608)	40,316
General and administrative	(36)	—	4,381	—	4,345
Facility rent expense	2,000	—	50	—	2,050
Depreciation and amortization	1,202	219	173	—	1,594
Operating income/(loss)	$4,428	$588	$(1,530)	$—	$3,486

Three months ended June 30, 2011
Net revenues	$31,462	$2,410	$2,585	$(2,101)	$34,356
Cost of services	27,283	1,869	53	(2,101)	27,104
General and administrative	—	—	3,167	—	3,167
Facility rent expense	1,902	—	45	—	1,947
Depreciation and amortization	504	161	40	—	705
Salary retirement and continuation costs	—	—	622	—	622
Operating income/(loss)	$1,773	$380	$(1,342)	$—	$811

Six months ended June 30, 2012 Restated (Note 2)
Net revenues	$90,897	$6,676	$5,982	$(4,933)	$98,622
Cost of services	79,040	4,975	41	(4,933)	79,123
General and administrative	—	—	8,338	—	8,338
Facility rent expense	4,026	—	89	—	4,115
Depreciation and amortization	2,532	429	343	—	3,304
Operating income/(loss)	$5,299	$1,272	$(2,829)	$—	$3,742
Total assets, June 30, 2012	$139,963	$29,403	$29,749	$—	$199,115

Six months ended June 30, 2011
Net revenues	$59,653	$4,751	$5,297	$(4,315)	$65,386
Cost of services	52,607	3,854	133	(4,315)	52,279
General and administrative	—	—	6,091	—	6,091
Facility rent expense	3,805	—	45	—	3,850
Depreciation and amortization	963	313	76	—	1,352
Salary retirement and continuation costs	—	—	622	—	622
Operating income/(loss)	$2,278	$584	$(1,670)	$—	$1,192
Total assets, December 31, 2011	$110,532	$22,328	$35,792	$(9,548)	$159,104

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

NOTE 6.  PROPERTY AND EQUIPMENT

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2012 Restate (Note 2)	December 31, 2011
Buildings and improvements	5-40	$121,648	$93,371
Equipment	2-10	10,060	7,108
Land	—	9,206	7,636
Computer related	2-10	2,487	2,414
Construction in process	—	187	77
		143,588	110,606
Less: accumulated depreciation expense		9,868	7,624
Less: accumulated amortization expense		796	533
Property and equipment, net		$132,924	$102,449

For the six months ended June 30, 2012 and 2011, depreciation and amortization expense was approximately $3,304,000 and $1,352,000, respectively.

In 2012, a reclassification adjustment was made to the December 31, 2011 balance sheet to recognize $2.7 million of goodwill acquired in acquisitions that was previously reported as bed licenses in property and equipment. The Company does not amortize goodwill or indefinite lived intangibles.

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

NOTE 7.  RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

	June 30,	December 31,
(Amounts in 000’s)	2012	2011
HUD escrow deposits	$249	$326
Funds held in trust for residents	21	45
Refundable escrow deposit	—	500
Collateral certificates of deposit	3,354	1,012
Total current portion	3,624	1,883

HUD reserve replacements	1,111	1,130
Reserves for capital improvements	2,429	1,767
Restricted investments for other debt obligations	2,272	1,973
Total noncurrent portion	5,812	4,870

Total restricted cash and investments	$9,436	$6,753

NOTE 8.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,
(Amounts in 000’s)	2012 Restated (Note 2)	December 31, 2011
Accrued payroll related	$4,914	$5,040
Accrued employee benefits	2,985	2,023
Real estate and other taxes	1,244	982
Other accrued expenses	2,650	1,836
Total accrued expenses	$11,793	$9,881

NOTE 9.  NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

	June 30,
(Amounts in 000’s)	2012 Restated (Note 2)	December 31, 2011
Revolving credit facilities and lines of credit	$8,964	$8,651
Senior debt – guaranteed by HUD	15,802	15,738
Senior debt – guaranteed by USDA	28,659	38,717
Senior debt – guaranteed by SBA	4,996	5,087
Senior debt – bonds, net of discount	13,083	6,176
Senior debt – other mortgage indebtedness	56,210	23,823
Other debt	7,653	4,197
Convertible debt issued in 2010, net of discount	10,526	10,105
Convertible debt issued in 2011	4,509	4,509
Total notes payable and other debt	150,402	117,003
Less current portion of notes payable and other debt	30,485	4,567
Less current portion of revolving credit facility and lines of credit	7,064	7,343
Notes payable and other debt, net of current portion	$112,853	$105,093

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Scheduled Maturities

The following is a summary of the scheduled maturities of indebtedness as of June 30, 2012 for each of the next five years and thereafter:

(Amounts in 000’s)
2013	$37,549
2014	21,026
2015	1,916
2016	7,080
2017	6,415
Thereafter	77,976
Subtotal	151,962
Less: unamortized discounts	(1,560)
Total notes payable and other debt	$150,402

Revolving Credit Facilities

Gemino Credit Facility

At December 31, 2011, the outstanding balance of approximately $7,265,000 for the revolving credit agreement was classified as current as a result of the required lockbox arrangement and subjective acceleration clauses.  At June 30, 2012, the outstanding balance is reflected as current in the amount of approximately $7,041,000 (see Note 2).  At June 30, 2012, the Company’s outstanding balance was in excess of the borrowing base restriction and the portion in excess is presented as a current obligation.

Senior debt – guaranteed by HUD

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

Senior debt – other mortgage indebtedness

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

(Unaudited) (Continued)

Senior debt – other mortgage indebtedness (continued)

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

On June 15, 2012, certain wholly owned subsidiaries of AdCare entered into a modification agreement with Private Bank to modify the terms of the loan agreement.  The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.  The Company anticipates that it will re-finance the Little Rock, Northridge and Woodland Hills facilities later this year with long-term financing. However, the Company does not have a formal noncancelable agreement with Private Bank. As such, the entire balance is reflected as a current obligation at June 30, 2012 (See Note 2).

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

Stone County

In June 2012, a wholly owned subsidiary of AdCare financed the skilled nursing facility located in Mountain View, Arkansas known as Stone County by entering into a loan agreement for $1,810,000 with Metro City Bank.  The loan matures in June 2022 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum.  Deferred financing costs incurred on the loan amounted to approximately $67,000 and are being amortized to interest expense over the life of the loan.  The loan has a prepayment penalty of 10% through 2012 declining by 1% each year through 2021.  The loan is secured by the Stone County facility and guaranteed by AdCare.

In June 2012, a wholly owned subsidiary of AdCare entered into a short-term loan agreement for $1,267,000 with Metro City Bank.  The loan matured in July 2012 and accrued interest at a fixed rate of 6.25% per annum.  Deferred financing costs incurred on the loan amounted to approximately $12,000 and are being amortized to interest expense over the life of the loan.  The loan may be prepaid at any time without penalty.  The loan is secured by the Stone County facility and guaranteed by AdCare.  This loan was refinanced subsequent to June 30, 2012.  For information regarding the refinancing subsequent to June 30, 2012, see Note 17 in the “Notes to Consolidated Financial Statements.”

Senior debt – bonds, net of discount

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

The promissory notes issued to Cantone Asset Management LLC in March and April 2012 were refinanced and the consulting arrangement with Cantone Research, Inc. was revised subsequent to June 30, 2012.  For information regarding the refinancing and the revision to the consulting arrangement, see Note 17 in the “Notes to Consolidated Financial Statements.”

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

NOTE 10.  ACQUISITIONS

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

Eaglewood Care Center and Eaglewood Village

On January 1, 2012, the Company obtained control of the Eaglewood Care Center, a skilled nursing facility and the Eaglewood Village facility, an assisted living facility each located in Springfield, Ohio.  The total purchase price was $12,412,000 after final closing adjustments.

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

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Little Rock, Northridge and Woodland Hills

On April 1, 2012, the Company obtained control of the Little Rock, Northridge and Woodland Hills facilities, three skilled nursing facilities located in Little Rock, Arkansas.  The total purchase price was $27,231,000 after final closing adjustments.

(Amounts in 000’s)
Consideration transferred:
Net proceeds from loans	$19,732
Cash	5,899
Cash from earnest money deposits	1,600
Total consideration transferred	$27,231
Assets acquired:
Land	$1,582
Building	17,256
Equipment and furnishings	1,620
Intangible Assets — bed licenses	6,510
Goodwill	312
Total assets acquired	27,280
Liabilities assumed:
Real estate taxes and other	(49)
Total identifiable net assets	$27,231

Abington Place

On June 1, 2012, the Company obtained control of the Abington Place, a skilled nursing facility located in Little Rock, Arkansas.  The total purchase price was $3,581,000 after final closing adjustments.

(Amounts in 000’s)
Consideration transferred:
Net proceeds from loans	$3,296
Cash from earnest money deposits	250
Security deposit for lease/May rent	35
Total consideration transferred	$3,581
Assets acquired:
Land	$210
Building	225
Equipment and furnishings	2,090
Intangible assets — bed licenses	840
Goodwill	235
Total assets acquired	3,600
Liabilities assumed:
Real estate taxes and other	(19)
Total identifiable net assets	$3,581

Unaudited Pro forma Financial Information

The above acquisitions have been included in the consolidated financial statements since the dates the Company gained control.  Combined revenue for all 2012 acquisitions is approximately $9,300,000 and resulted in income from operations of approximately $732,000 for the six months ended June 30, 2012.

The following table represents pro forma results of consolidated operations as if all of the 2011 and 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

	Six Months Ended June 30,
(Amounts in 000’s)	2012	2011
Pro forma revenue	$103,968	$101,908
Pro forma operating expenses	$100,169	$98,468
Pro forma income from operations	$3,799	$3,440

The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

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

The following summarizes the Company’s restricted stock activity for the period ended June 30, 2012:

	Number	Weighted Avg.
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	—	—
Granted	270,000	$3.20
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2012	270,000	3.20

NOTE 13.  VARIABLE INTEREST ENTITIES

As further described in Note 19 to the consolidated financial statements in the Annual Report, the Company has certain variable interest entities that are required to be consolidated.  In June 2012, the Company amended the Option Agreement to purchase Riverchase Village Facility to extend the option exercise period to June 22, 2013.  In connection with the restatement process (Note 2), the Company has determined that certain entities which the Company had recognized as variable interest entities and consolidated their results with the results of the Company during the first three quarters of 2012 as well as the third and fourth quarter of 2011, should not have been consolidated. These entities are the five skilled nursing facilities located in Oklahoma which are managed by the Company (known as the “Oklahoma Owners”). As a result of the restatements described in Note 2, the Company’s consolidated financial statements for the second quarter of 2012 do not include the results of the Oklahoma Owners.  The following summarizes the assets and liabilities of the variable interest entities included in the consolidated balance sheets at June 30, 2012 and December 31, 2011:

Riverchase Village Facility - Assets and Liabilities:

(Amounts in 000s)	June 30, 2012	December 31, 2011
Cash	$—	$16
Accounts receivable	26	10
Restricted investments	413	451
Property and equipment, net	5,920	5,999
Other assets	432	432
Total assets	$6,791	$6,908

Accounts payable	$1,055	$740
Accrued expenses	97	174
Notes payable	6,107	6,176
Noncontrolling interest	(468)	(182)
Total liabilities	$6,791	$6,908

The balances related to the Oklahoma Owners variable interest entities that were consolidated as of December 31, 2011 but that the Company subsequently determined should not be consolidated were as follows:

Oklahoma Owners - Assets and Liabilities:

(Amounts in 000’s)	December 31, 2011
Cash	$180
Accounts receivable	800
Property and equipment, net	9,989
Goodwill	1,122
Other assets	641
Total assets	$12,732

Accounts Payable	$458
Accrued expenses	356
Notes payable	12,578
Noncontrolling interest	(660)
Total liabilities	$12,732

NOTE 14.  FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

(Amounts in 000’s)	Level 1:	Level 2:	Level 3:	Total at June 30, 2012
Derivative Liability	$—	$—	$1,127	$1,127

Set forth below is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012:

(Amounts in 000’s)	Derivative Liability
Beginning Balance	$1,889
Other	1
Total gain	(763)
Ending Balance	$1,127

NOTE 15.    COMMITMENTS AND CONTINGENCIES

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

In addition to the potential lawsuits and claims described above, the Company and others in the industry are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs.  As of June 30, 2012, the Company does not have any material loss contingencies recorded or requiring disclosure based on management’s evaluation of the probability of loss from known claims.

Commitments

Tulsa Companion Care PSA

On March 14, 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with F & F Ventures, LLC and Tulsa Christian Care, Inc., doing business as Companions Specialized Care Center, to acquire a 121-bed skilled nursing facility located in Tulsa, Oklahoma for an aggregate purchase price of $5,750,000.  The purchase price consists of a $5,000,000 cash payment and the issuance of shares of common stock with an aggregate value of $750,000, with such shares valued at the average closing price of common stock for the ten-day period ending on the last business day prior to the closing of the acquisition.  Pursuant to the Purchase and Sale Agreement, the Company deposited $150,000 into escrow to be held as earnest money.  On June 19, 2012, the Purchase and Sale Agreement was amended to (i) extend the closing date of the acquisition to July 31, 2012; (ii) require the Company to deliver an additional $50,000 to the sellers to be held as earnest money; and (iii) provide that all amounts held as earnest money under the purchase agreement (including, but not limited to, the $50,000 deposited by the Company pursuant to the amendment) shall be credited against the purchase price at closing (or returned to the Company in the event of a default by the sellers). On August 7, 2012, the Purchase and Sale Agreement was amended, effective as of July 31, 2012, to further extend the closing date of the acquisition to August 17, 2012. The Company expects to close on the acquisition in mid-August 2012.

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

Benefit Plans

In the second quarter of 2012, it was determined that the Company has potential obligations related to the Company sponsored 401(k) plan.  The Company has recorded an obligation based on an estimated amount of approximately $0.1 million.  The Company is pursuing remedial actions under the Voluntary Correction Programs (“VCP”).  The Internal Revenue Service and the Federal Department of Labor may not accept the Company’s VCP proposal thus the obligation may be adjusted in the future.  However, management does not believe the ultimate impact of the resolution will be material to its results of operations and expects this issue to be resolved before the end of 2012.

NOTE 16. RELATED PARTY TRANSACTIONS

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

On June 4, 2012, a wholly owned subsidiary of AdCare entered into a Purchase Agreement with JRT Group Properties, LLC (“JRT”) to acquire property comprising Building 1145 of the Offices at Hembree, a condominium, located in Roswell, Georgia for an aggregate purchase price of $1,083,781.  The closing of the Hembree Purchase is expected to occur on or before September 30, 2012. One member of JRT is a non-officer employee of AdCare and another member of JRT is the son of Christopher Brogdon.  As previously disclosed in the Annual Report, AdCare leases the Hembree property for use as administrative offices.

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

NOTE 17. SUBSEQUENT EVENTS

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

Notes to Consolidated Financial Statements

(Unaudited) (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”) constitute “forward-looking statements.”  These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives.  You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable laws.  You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and related notes included in this Quarterly Report and the Annual Report on Form 10-K, as well as other reports that we file with the SEC.

Change in Accounting for Variable Interest Entities

As further discussed in Note 19, Variable Interest Entities, and Note 21, Related Party Transactions, found in the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report, effective August 1, 2011 entities (the “Oklahoma Owners”) controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company), acquired five skilled nursing facilities located in Oklahoma (the “Oklahoma Facilities”).  The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.  Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation-Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements, the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011, consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements.

Overview

The Company owns and manages skilled nursing facilities and assisted living facilities.  We deliver skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  During the first six months of 2012, we acquired nine facilities (eight skilled nursing facilities and one assisted living facility), bringing our total bed count to 4,871 at June 30, 2012.  The following tables provide summary information regarding our recent acquisitions and facility composition.

	June 30, 2012	March 31, 2012	December 31, 2011		June 30, 2011	December 31, 2010
Cumulative number of facilities	53	52	44	(*)	30	27
Cumulative number of operational beds	4,871	4,794	3,916	(*)	2,813	2,428

(*) including the five Oklahoma Facilities which are not consolidated in 2012 as discussed in Note 2.  The Oklahoma Facilities included 314 operational beds.

	Number of	Number of Facilities at June 30, 2012
State	Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Alabama	408	2	1	—	—	3
Arkansas	1,041	10	—	—	—	10
Georgia	1,497	3	—	10	—	13
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	981	10	—	1	4	15
Oklahoma	758	—	—	—	10	10
Total	4,871	26	1	12	14	53

Facility Type
Skilled Nursing	4,376	18	—	12	13	43
Assisted Living	412	8	1	—	—	9
Independent Living	83	—	—	—	1	1
Total	4,871	26	1	12	14	53

Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities.  During the first six months of 2012, we acquired six facilities (five skilled nursing facilities and one assisted living facility), bringing our total bed count to 4,871 at June 30, 2012.

•                  On January 1, 2012, we acquired a skilled nursing facility and an assisted living facility both located in Springfield, Ohio, for an aggregate adjusted purchase price of $12,412,000.  We obtained control and commenced operating these facilities on January 1, 2012.

•                  On April 1, 2012, we acquired three skilled nursing facilities located in Little Rock, Arkansas.  The total purchase price was $27,231,000.  We obtained control and operations commenced on April 1, 2012.

•                  On April 30, 2012, we acquired a skilled nursing facility located in Little Rock, Arkansas for an aggregate purchase price of $3,581,000.  We obtained control and operations commenced on June 1, 2012.

Subsequent to June 30, 2012, the following acquisitions were completed:

•                  On July 2, 2012 we acquired a skilled nursing facility in Glennville, Georgia for an aggregate purchase price of $8,240,000.  We obtained control and operations commenced on July 2, 2012.

•                  On July 2, 2012 we acquired a skilled nursing facility in Oklahoma City, Oklahoma for an aggregate purchase price of $5,800,000.  We obtained control and operations commenced on July 3, 2012.

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

For information regarding purchase and sale agreements of facilities that have been entered into subsequent to June 30, 2012, see Note 17 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

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

For the three and six months ended June 30, 2012, revenue in our skilled nursing segment increased by approximately $16,391,000 and $31,244,000, respectively, compared to June 30, 2011, as a result of acquisition growth.  For the three and six months ended June 30, 2012, this segment had an income from operations of $4,428,000 and $5,299,000 respectively, as a result of optimization of occupancy and quality mix as well as expense controls.  We expect to continue to implement and refine strategies designed to sustain these goals.  Total assets increased by $29,431,000 due to acquisitions made since June 30, 2011 and other building improvements.

Average Occupancy

	Three Months Ended June 30,
	2012	2011
Same Facilities (1)	84.6%	86.8%
Recently Acquired Facilities (2)	68.5%	85.6%
Total	77.3%	86.7%

	Six Months Ended June 30,
	2012	2011
Same Facilities (1)	85.3%	86.8%
Recently Acquired Facilities (2)	71.6%	85.6%
Total	79.7%	86.8%

(1)         “Same Facilities” results represent those owned and leased facilities we began to operate prior to April 1, 2011.

(2)         “Recently Acquired Facilities” results represents those owned and leased facilities we began to operate subsequent to April 1, 2011.

Patient Mix

Three Months Ended June 30,

			Recently
			Acquired
	Same Facilities		Facilities		Total
	2012	2011	2012	2011	2012	2011
Medicare	15.6%	15.1%	12.2%	8.5%	14.3%	14.5%
Medicaid	72.5%	75.3%	73.8%	81.5%	73.0%	75.9%
Other	11.9%	9.5%	14.0%	10.0%	12.7%	9.6%
Total	100.0%	100.0%	100.0%	n/a %	100.0%	100.0%

Patient Mix

Six Months Ended June 30,

			Recently
			Acquired
	Same Facilities		Facilities		Total
	2012	2011	2012	2011	2012	2011
Medicare	15.4%	15.3%	13.1%	8.5%	14.5%	15.0%
Medicaid	72.8%	75.9%	72.8%	81.5%	72.8%	76.1%
Other	11.8%	8.8%	14.1%	10.0%	12.6%	8.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the Three Months Ended June 30, 2012:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 QTD	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End(1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	82.5%	11.1%	$4,984	$388.0	$192.01
Arkansas	1,009	957	61.2%	10.9%	$10,879	$392.81	$171.48
Georgia	1,497	1,497	85.7%	15.7%	$24,146	$455.63	$148.00
Missouri	80	80	63.0%	16.2%	$817	$407.07	$128.35
North Carolina	106	106	79.6%	17.8%	$1,709	$450.91	$163.31
Ohio	293	293	84.7%	16.0%	$5,318	$473.81	$158.63
Total	3,289	2,933	77.3%	14.3%	$47,853	$439.86	$159.39

For the Six Months Ended June 30, 2012:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 YTD	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End(1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	83.1%	12.0%	$9,865	$379.77	$187.40
Arkansas	1,009	728	64.5%	11.6%	$17,291	$376.20	$171.42
Georgia	1,497	1,497	86.1%	15.2%	$47,835	$456.19	$146.82
Missouri	80	80	62.2%	20.1%	$1,735	$399.85	$130.91
North Carolina	106	106	84.3%	18.0%	$3,614	$458.03	$159.00
Ohio	293	293	83.8%	16.9%	$10,558	$464.79	$158.69
Total	3,289	2,704	79.7%	14.5%	$90,898	$436.54	$157.40

(1)         Excludes managed beds which are not consolidated.

(2)         ADC is the Average Daily Census

(3)         PPD is the Per Patient Day equivalent

Assisted Living Facilities

For the three and six months ended June 30, 2012, revenue in our ALF segment increased by approximately $1,003,000 and $1,925,000, respectively, compared to June 30, 2011 as a result of increased revenue from acquisitions, an annual increase in rates charged to privately paying residents and increasing occupancy.  For the three and six months ended June 30, 2012, this segment had income from operations of $588,000 and $1,272,000, respectively.  Total assets increased by $7,075,000 primarily due to acquisitions since June 30, 2011 and other building improvements made during the last 12 months.

Average Occupancy
Three Months Ended June 30,
2012	2011
83.6%	75.6%

Six Months Ended June 30,
2012	2011
82.5%	75.0%

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

Results of Operations

	Total Patient Care Revenues
(Amounts in 000’s)	Three Months Ended June 30,		Six Months Ended June 30,
Skilled Nursing	2012	2011	2012	2011
Same Facilities	$29,298	$29,172	$58,131	$57,363
Recently Acquired Facilities	18,555	2,290	32,766	2,290
Total	$47,853	$31,462	$90,897	$59,653

	Total Patient Care Revenues
(Amounts in 000’s)	Three Months Ended June 30,		Six Months Ended June 30,
Assisted Living	2012	2011	2012	2011
Same Facilities	$2,715	$2,410	$5,310	$4,751
Recently Acquired Facilities	698	—	1,366	—
Total	$3,413	$2,410	$6,676	$4,751

Comparison for the three months ended June 30, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased by $17.4 million, or 51%.

Revenue in our SNF segment increased by approximately $16,391,000 when compared to the three months ended June 30, 2011, primarily as a result of additional facilities acquired since June 2011.

In addition, quality mix improved existing facilities.  This segment had a net income from operations of $4,428,000 which is $2,655,000 higher compared to the three months ended June 30, 2011 as a result of higher revenue due to acquisitions and improved reimbursement. We are seeking to increase facility occupancy and to increase the number of patients covered by Medicare.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased by approximately $1,003,000 when compared to the three months ended June 30, 2011, as a result of increased census and levels of care as well as the addition of one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $588,000 which is $208,000 more than the same period in 2011 from increased occupancy and an annual increase in rates charged to residents of the facilities.

Management Revenue - For the periods presented, management revenues (net of eliminations) increased by $41,000, or 8%, due to the management of the five Oklahoma facilities.

Cost of Services — For the periods presented, cost of services was approximately $40,316,000 or 79% of patient care revenue compared to $27,104,000 or 80.0% of patient care revenue for the same period a year ago.  This increase in overall cost is the result of numerous acquisitions over the past 12 months.  The improvement as percent of patient care revenue reflects the implementation of consolidated purchasing programs and other cost reduction efforts. In 2012, the Company removed the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, vacation time previously accumulated must be used by the employee by December 31, 2012 or it will be forfeited.  Management has estimated the potential forfeitures and has adjusted the vacation accrual accordingly.

General and Administrative - For the three months ended June 30, 2012, general and administrative expenses were approximately $4.3 million in 2012 compared to $3.2 million in 2011, an increase of $1.1 million, or 37%. Wage and other employee related costs increased $0.4 million as a result of additional staffing needed to support the growth in operations.  The Company’s goal is to become better known in the financial market place, which has resulted in additional investor relations expenses of approximately $0.1 million.

Facility Rent Expense - For the periods presented, lease expenses increased by $103,000 due to annual increases and the addition of the one new leased facility in the fourth quarter of 2011.

Depreciation and Amortization - For the periods presented, depreciation and amortization increased by $889,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods. In addition, the acquisitions resulted in intangibles that are being amortized during the period.

Interest Expense, net - For the periods presented, interest expense, net increased by $1,592,000, or 86%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  Several of the arrangements are short term in nature resulting in higher interest rates than previously experienced and an increase in the amortization of deferred loan costs associated with the new debt agreements.

Acquisition Costs, net of Gains - For the three months ended June 30, 2012, acquisition costs, net of gains was an expense of $524,000, compared to $622,000 for the comparative period.  For the three months ended June 30, 2012, the total acquisition costs were legal fees directly related to acquisitions and other costs incurred on potential future acquisitions.

Derivative Gain/Loss - For the three months ended June 30, 2012, the derivative gain was $353,000, compared to a loss of $2,588,000 for the same period in 2011. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines.  The price of the common stock declined during the three-month period from March 31, 2012 to June 30, 2012.

Comparison for the six months ended June 30, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased by $33.2 million, or 52%.

Revenue in our SNF segment increased by approximately $31,244,000 when compared to the six months ended June 30, 2011, primarily as a result of additional facilities acquired since June, 2011.  In addition, quality mix improved existing facilities.  This segment had a net income from operations of $5,299,000 which is $3,021,000 higher compared to the six months ended June 30, 2011 as a result of higher revenue due to acquisitions and improved reimbursement. We are seeking to increase facility occupancy and to increase the number of patients covered by Medicare.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased by approximately $1,925,000 when compared to the six months ended June 30, 2011, as a result of increased census and levels of care as well as the addition of one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $1,272,000 which is $688,000 more than the same period in 2011 from increased occupancy and an annual increase in rates charged to residents of the facilities.

Management Revenue - For the periods presented, management revenues (net of eliminations) increased by $67,000, or 7%, due to the management of the five Oklahoma facilities.

Cost of Services — For the periods presented, cost of services was approximately $79,123,000 or 81% of patient care revenue compared to $52,279,000 or 81.1% of patient care revenue for the same period a year ago.  This increase in overall cost is the result of numerous acquisitions over the past 12 months.  In 2012, the Company removed the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, vacation time previously accumulated must be used by the employee by December 31, 2012 or it will be forfeited.  Management has estimated the potential forfeitures and has adjusted the vacation accrual accordingly.

General and Administrative - For the six month period ended June 30, 2012, general and administrative expenses were approximately $8.3 million in 2012 compared to $6.1 million in 2011, an increase of $2.2  million, or 36%.  Wage and other employee related costs increased $0.4 million as a result of additional staffing needed to support the growth in operations.  Travel costs have increased approximately $0.3 million as a result of acquisitions and more geographically dispersed operations. The Company’s goal is to become better known in the financial market place, which has resulted in additional investor relations expenses of approximately $0.2 million.

Facility Rent Expense - For the periods presented, lease expenses increased by $265,000 due to annual increases in rental rates and the addition of one new leased facility in the fourth quarter of 2011.

Depreciation and Amortization - For the periods presented, depreciation and amortization increased by $1,952,000.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods and a $400,000 impairment charge recognized by the Company on an office building located in Rogers, Arkansas. In addition, the acquisitions resulted in additional intangibles that are being amortized during the period.

Interest Expense, net - For the periods presented, interest expense, net increased by $2,834,000 or 86%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced and an increase in the amortization of deferred loan costs associated with the new debt agreements.  The increase is offset by the deconsolidation of the Oklahoma Owners.

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

Derivative Gain/Loss - For the six months ended June 30, 2012, the derivative gain was $763,000, compared to a loss of $3,938,000 for the same period in 2011. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010.  The expense associated with the derivative increases as the stock price climbs, and conversely decreases as the stock price declines.  The price of the common stock of the Company declined during the six-month period from December 31, 2011 to June 30, 2012.

Other Income/(Expense) - For the periods presented, other income decreased by $614,000.  There was a recovery of receivables recorded in the prior year which did not occur in the three months ended June 30, 2012.

Critical Accounting Policies and Use of Estimates

Except for the re-assessment of our application of FASB ASC Topic 810, Consolidation-Overall, related to the Oklahoma Owners, there have been no significant changes during the three months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in the Annual Report.

As further discussed in Note 19, Variable Interest Entities, and Note 21, Related Party Transactions, found in the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report, effective August 1, 2011 entities (the “Oklahoma Owners”) controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company), acquired five skilled nursing facilities located in Oklahoma (the “Oklahoma Facilities”).  The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.  Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to FASB ASC Topic 810, Consolidation-Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s second quarter 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements.

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

We have negative working capital of approximately $27,904,000 at June 30, 2012.  Our ability to sustain profitable operations is dependent on continued growth in revenues and controlling costs.

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

Little Rock, Northridge and Woodland Hills Financing

On April 1, 2012, certain wholly owned subsidiaries of AdCare, entered into a Loan Agreement with Private Bank in an aggregate principal amount of $21,800,000.  The loan was used to fund the acquisition of Little Rock, Northridge and Woodland Hills facilities, each located in Little Rock, Arkansas.

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

For information on financings that have been entered into subsequent to June 30, 2012, see Note 17 in the “Notes to Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

The following table presents selected data from our consolidated statement of cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2012 Restated (Note 2)	2011
Net cash provided by operating activities - continuing operations	$381	$1,219
Net cash (used in) provided by operating activities - discontinued operations	(269)	14
Net cash used in investing activities - continuing operations	(41,011)	(34,689)
Net cash provided by financing activities - continuing operations	42,885	35,295
Net cash used in financing activities - discontinued operations	(97)	(89)
Net change in cash and cash equivalents	1,889	1,750
Cash and cash equivalents at beginning of period	7,364	3,911
Cash decrease due to deconsolidation of variable interest entities	(180)	—
Cash and cash equivalents at end of period	$9,073	$5,661

Six months ended June 30, 2012

Net cash provided by operating activities for the six months ended June 30, 2012, was approximately $112,000 consisting primarily of our net income and changes in working capital, offset by noncash charges (primarily depreciation and amortization, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activities.

Net cash used in investing activities for the six months ended June 30, 2012, was approximately $41,011,000.  This is primarily the result of funding our acquisitions, including making escrow deposits.

Net cash provided by financing activities was approximately $42,788,000 for the six months ended June 30, 2012.  This is primarily the result of cash proceeds received from warrant exercises, the public stock offering, and proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations.

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

Net cash used in investing activities for the six months ended June 30, 2011, was approximately $34,689,000.  This is primarily the result of funding our acquisitions, including making escrow deposits.

Net cash provided by financing activities was approximately $35,206,000 for the six months ended June 30, 2011.  This is primarily the result of increases in borrowings on the line of credit, proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

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

In addition, there were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Previously filed

2.6	First Amendment to Purchase and Sale Agreement, dated May 15, 2012, by and between AdCare Property Holdings, LLC and Westlake Nursing Home Limited	Previously filed

2.7	Purchase Agreement, dated June 4, 2012, by and between AdCare Hembree Road Property, LLC and JRT Group Properties, LLC	Previously filed

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed

Exhibit No.	Description	Method of Filing

February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.3	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Previously filed

10.1	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.2	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.3	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.4	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.5	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

Exhibit No.	Description	Method of Filing

10.6	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.7	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.8	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.9	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.10	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.11	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.12	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.13	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Previously filed

10.14	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.15	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.16	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.17	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.18	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Previously filed

10.19	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Previously filed

Exhibit No.	Description	Method of Filing

10.20	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.21	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.22	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.23	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.24	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Previously filed

10.25	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Previously filed

10.26	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Previously filed

10.27	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Previously filed

10.28	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Previously filed

10.29	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Previously filed

10.30	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Previously filed

10.31	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Previously filed

10.32	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Previously filed

10.33	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Previously filed

10.34	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Previously filed

10.35	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and	Previously filed

Exhibit No.	Description	Method of Filing

Trust Company

10.36	Guaranty of Payment and Performance, dated as of July 2, 2012, issued by Glenvue H&R Property Holdings, LLC and AdCare Health Systems, Inc. for the benefit of The PrivateBank and Trust Company	Previously filed

10.37	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Previously filed

10.38

Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee

Previously filed

10.39

First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee

Previously filed

10.40	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Previously filed

10.41	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Previously filed

10.42	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Previously filed

10.43

Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Previously filed

10.44	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.45	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.46	Form of 8% Subordinated Convertible Note Due 2015, issued by AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.47	Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Previously filed

10.48	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Melissa L. Green	Previously filed

31.1	Certification of CEO pursuant to Section 302 of the	Filed herewith

Exhibit No.	Description	Method of Filing

Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

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

Previously filed

2.6	First Amendment to Purchase and Sale Agreement, dated May 15, 2012, by and between AdCare Property Holdings, LLC and Westlake Nursing Home Limited	Previously filed

2.7	Purchase Agreement, dated June 4, 2012, by and between AdCare Hembree Road Property, LLC and JRT Group Properties, LLC	Previously filed

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,

Exhibit No.	Description	Method of Filing

2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.3	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Previously filed

10.1	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.2	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.3	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.4	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.5	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.6	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.7	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.8	Security Agreement, dated April 30, 2012, between APH&R	Incorporated by reference from Exhibit 99.4 to the Registrant’s

Exhibit No.	Description	Method of Filing

	Property Holdings, LLC and Metro City Bank	Current Report on Form 8-K filed May 3, 2012

10.9	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.10	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.11	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.12	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.13	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Previously filed

10.14	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.15	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.16	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.17	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.18	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Previously filed

10.19	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Previously filed

10.20	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.21	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.22	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

10.23	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Previously filed

Exhibit No.	Description	Method of Filing

10.24	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Previously filed

10.25	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Previously filed

10.26	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Previously filed

10.27	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Previously filed

10.28	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Previously filed

10.29	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Previously filed

10.30	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Previously filed

10.31	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Previously filed

10.32	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Previously filed

10.33	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Previously filed

10.34	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Previously filed

10.35	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Previously filed

10.36	Guaranty of Payment and Performance, dated as of July 2, 2012, issued by Glenvue H&R Property Holdings, LLC and AdCare Health Systems, Inc. for the benefit of The PrivateBank and Trust Company	Previously filed

10.37	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Previously filed

Exhibit No.	Description	Method of Filing

10.38

Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee

Previously filed

10.39

First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee

Previously filed

10.40	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Previously filed

10.41	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Previously filed

10.42	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Previously filed

10.43

Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Previously filed

10.44	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.45	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.46	Form of 8% Subordinated Convertible Note Due 2015, issued by AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.47	Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Previously filed

10.48	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Melissa L. Green	Previously filed

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

Exhibit No.	Description	Method of Filing

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