Form 10-Q/A
period 2012-09-30
ADCARE HEALTH SYSTEMS, INC
filed 2013-07-08
CIK 1004724

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

EXPLANATORY NOTE

In this Amendment No.1 on Form 10-Q/A to AdCare Health Systems, Inc. and subsidiaries (collectively “AdCare”, the “Company” or “we”) Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, we are restating the consolidated financial statements for the third quarter of 2012.  Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the first and second quarters of 2012 to restate our consolidated financial statements therein.  The effects of these restatements, to the extent applicable, are reflected in the items revised herein.  The restatements relate to the following:

•                  Accounting errors and certain accounting estimates items that were identified in the process of finalizing our consolidated financial statements for the year ended December 31, 2012.  These matters include the following:

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

•                  Correction in the application of the Company’s accounting for certain variable interest entities further described as follows:

As further discussed in Note 19, Variable Interest Entities, and Note 21, Related Party Transactions, found in the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), effective August 1, 2011 entities (the “Oklahoma Owners”) controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company), acquired five skilled nursing facilities located in Oklahoma (the “Oklahoma Facilities”).  The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.  Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 810, Consolidation - Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

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

The restatements described above had an impact of decreasing the Company’s total revenues by $3.4 million and $10.0 million, respectively, and decreasing expenses by $1.2 million and $5.1 million, respectively, for the three and nine months ended September 30, 2012, and increasing the net loss attributable to AdCare Health Systems, Inc. by $2.8 million and $5.8 million, respectively, for the same period.  Basic and diluted earnings per share from continuing operations decreased by $0.20 and $.42 for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2012, cash and cash equivalents decreased by $0.2 million, accounts receivable, net decreased by $2.7 million, prepaid expenses and other decreased by $0.1 million, property and equipment, net decreased $13.2 million, intangible assets — bed licenses decreased by $0.1 million, goodwill increased by $1.1 million, deferred loan costs, net decreased $0.5 million, current portion of notes payable and other debt increased $18.2 million, accounts payable decreased by $1.2 million, accrued expenses increased by $1.8 million, senior debt, net of discounts decreased $30.7 million, common stock and additional paid-in capital increased by $0.2 million, accumulated deficit increased by $5.7 million, and noncontrolling interest in subsidiaries decreased by $1.6 million.

On June 15, 2012, certain wholly owned subsidiaries of AdCare entered into a modification agreement with The PrivateBank and Trust Company (“PrivateBank”) to modify the terms of the loan agreement. The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013. The Company anticipates that it will re-finance the Little Rock, Northridge and Woodland Hills facilities later this year with long-term financing. However, the Company does not have a formal noncancelable agreement with PrivateBank. As such, the entire balance is reflected as a current obligation at September 30, 2012 in the amount of $21.2 million.

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

This Amendment No. 1 on Form 10-Q/A (this “Amended Report”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Original Report”) of AdCare.  The effects of the restatements are more fully described in Note 2 to the unaudited consolidated financial statements included in this Amended Report.

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

This Form 10-Q/A continues to speak as of the date of the original filing, and the Company has not updated the disclosure contained herein to reflect information or events that have occurred since the November 13, 2012 filing date of the original filing, or modify or update disclosures set forth in the original filing, except to reflect the corrections discussed above and except as otherwise expressly stated herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the original filing, including any amendments to those filings.

AdCare Health Systems, Inc.

Form 10-Q/A

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	September 30,
	2012 Restated (Note 2)	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,693	$7,364
Restricted cash and investments	2,825	1,883
Accounts receivable, net of allowance of $3,360 and $1,346	27,698	18,782
Prepaid expenses and other	807	663
Assets of disposal group held for sale	—	47
Total current assets	41,023	28,739

Restricted cash and investments	5,748	4,870
Property and equipment, net	150,779	102,449
Intangible assets — bed licenses	2,471	1,189
Intangible assets — lease rights, net	7,658	8,460
Goodwill	4,745	3,600
Escrow deposits for acquisitions	812	3,172
Lease deposits	1,704	1,685
Deferred loan costs, net	6,151	4,818
Other assets	169	122
Total assets	$221,260	$159,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$30,237	$4,567
Revolving credit facilities and lines of credit	1,363	7,343
Accounts payable	19,089	12,075
Accrued expenses	14,406	9,881
Liabilities of disposal group held for sale	93	240
Total current liabilities	65,188	34,106

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	103,318	87,771
Convertible debt, net of discounts	22,746	14,614
Revolving credit facilities	9,076	1,308
Other debt	887	1,400
Derivative liability	3,231	1,889
Other liabilities	1,728	2,437
Deferred tax liability	151	86
Total liabilities	206,325	143,611

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Preferred stock, no par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 14,658 and 12,803 shares issued and outstanding	41,229	35,047
Accumulated deficit	(25,691)	(18,713)
Total stockholders’ equity	15,538	16,334
Noncontrolling interest in subsidiaries	(603)	(841)
Total equity	14,935	15,493
Total liabilities and equity	$221,260	$159,104

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 Restated (Note 2)	2011	2012 Restated (Note 2)	2011
Revenues:
Patient care revenues	$57,772	$40,192	$155,345	$104,596
Management revenues	587	330	1,636	1,312
Total revenues	58,359	40,522	156,981	105,908

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	48,608	32,637	127,731	84,916
General and administrative	3,998	3,267	12,336	9,358
Facility rent expense	2,080	1,937	6,195	5,787
Depreciation and amortization	1,929	836	5,233	2,188
Salary retirement and continuation costs	38	—	38	622
Total expenses	56,653	38,677	151,533	102,871

Income from Operations	1,706	1,845	5,448	3,037

Other Income (Expense):
Interest expense, net	(3,857)	(2,223)	(9,979)	(5,511)
Acquisition costs, net of gains	(342)	(1,147)	(1,160)	(789)
Derivative gain (loss)	(2,105)	4,745	(1,342)	807
Gain (loss) on extinguishment of debt	500	(58)	500	(136)
Other income (expense)	(229)	(20)	(256)	567
Total other income (expense), net	(6,033)	1,297	(12,237)	(5,062)

Income (Loss) from Continuing Operations Before Income Taxes	(4,327)	3,142	(6,788)	(2,025)
Income Tax Expense	(111)	(204)	(129)	(414)
Income (Loss) from Continuing Operations	(4,438)	2,938	(6,917)	(2,439)
Loss from Discontinued Operations, Net of Tax	(202)	(158)	(481)	(285)
Net Income (Loss)	(4,640)	2,780	(7,398)	(2,724)
Net Loss Attributable to Noncontrolling Interests	134	748	420	1,090
Net Income (Loss) Attributable to AdCare Health Systems, Inc.	$(4,506)	$3,528	$(6,978)	$(1,634)

Net Income (Loss) per Common Share — Basic:
Continuing Operations	$(0.30)	$0.33	$(0.47)	$(0.14)
Discontinued Operations	(0.01)	(0.01)	(0.03)	(0.03)
	$(0.31)	$0.32	$(0.50)	$(0.17)
Net Income (Loss) per Common Share — Diluted:
Continuing Operations	$(0.30)	$0.28	$(0.47)	$(0.14)
Discontinued Operations	(0.01)	(0.01)	(0.03)	(0.03)
	$(0.31)	$0.27	$(0.50)	$(0.17)

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

	Common Stock Shares	Common Stock and Additional Paid-in Capital Restated (Note 2)	Accumulated Deficit Restated (Note 2)	Noncontrolling Interests Restated (Note 2)	Total Equity Restated (Note 2)

Balance, January 1, 2012	12,803	$35,047	$(18,713)	$(841)	$15,493

Deconsolidation of variable interest entity — 1/1/12	—	—	—	660	660
Common stock dividend adjustment	88
Nonemployee warrants for services	—	644	—	—	644
Stock based compensation expense		538	—	—	538
Public stock offering, net	1,165	3,837	—	—	3,837
Exercises of options and warrants	95	137	—	—	137
Stock issued in acquisition	187	750			750
Issuance of restricted stock	320	276	—	—	276
Net loss	—	—	(6,978)	(420)	(7,398)
Balance, September 30, 2012	14,658	$41,229	$(25,691)	$(603)	$14,935

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2012 Restated (Note 2)	2011
Cash flows from operating activities:
Net loss	$(7,398)	$(2,724)
Loss from discontinued operations, net of tax	481	285
Loss from continuing operations	(6,917)	(2,439)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,233	2,188
Warrants issued for services	2	162
Stock based compensation expense	639	579
Lease expense in excess of cash	419	558
Amortization of deferred financing costs	1,585	599
Amortization of debt discounts	646	663
Derivative (gain) loss	1,342	(807)
Loss on debt extinguishment	(500)	136
Deferred tax expense	151	163
(Gain) loss on disposal of assets	(18)	126
Gain on acquisitions	—	(898)
Provision for bad debts	2,754	593
Other noncash items	—	59
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(12,471)	(8,305)
Prepaid expenses and other	(181)	(159)
Other assets	189	(525)
Accounts payable and accrued expenses	11,023	8,433
Net cash provided by operating activities — continuing operations	3,896	1,126
Net cash used in operating activities — discontinued operations	(554)	(96)
Net cash provided by operating activities	3,342	1,030

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	—
Change in restricted cash and investments and escrow deposits for acquisitions	(1,820)	546
Acquisitions	(52,482)	(52,475)
Purchase of property and equipment	(2,904)	(2,732)
Net cash used in investing activities — continuing operations	(57,203)	(54,661)
Net cash provided by investing activities — discontinued operations	50	—
Net cash used in investing activities	(57,153)	(54,661)

Cash flows from financing activities:
Proceeds from debt	58,788	48,738
Proceeds from convertible debt	7,500	—
Debt issuance costs	(2,763)	(389)
Change in lines of credit	1,787	5,770
Exercise of warrants and options	137	6,798

Proceeds from stock issuances, net	3,837	—
Refinanced debt	(5,000)	—
Repayment of notes payable	(7,819)	(1,013)
Net cash provided by financing activities — continuing operations	56,467	59,904
Net cash used in financing activities — discontinued operations	(147)	(134)
Net cash provided by financing activities	56,320	59,770

Net Change in Cash	2,509	6,139
Cash, Beginning	7,364	3,911
Cash decrease due to deconsolidation of variable interest entities (Note 2)	(180)	0
Cash, Ending	$9,693	$10,050

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,632	$4,246
Income Taxes	$—	$197
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$7,800	$2,400
Warrants issued for financing costs	$641	$330
Restricted stock issued for financing costs	$175	$—
Other assets acquired in exchange for debt	$—	$5,063

See accompany notes to consolidated financial statements.

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

	Three Months Ended September 30,
	2012 Restated (Note 2)			2011
(Amounts in 000’s, except per share data)	Income (loss)	Shares (1)	Per Share	Income (loss)	Shares (1)	Per Share
Continuing Operations:
Income (loss) from continuing operations	$(4,438)			$2,938
Net loss attributable to noncontrolling interests	134			748
Basic income (loss) from continuing operations	$(4,304)	14,498	$(0.30)	$3,686	11,275	$0.33
Effect from options, warrants and non-vested shares	—	—		—	1,111
Effect from assumed issuance of convertible shares (2)	—	—		—	938
Diluted net income (loss)from continuing operations	$(4,304)	14,498	$(0.30)	$3,686	13,324	$0.28

Discontinued Operations:
Basic loss from discontinued operations	$(202)	14,498	$(0.01)	$(158)	11,275	$(0.01)
Diluted loss from discontinued operations	$(202)	14,498	$(0.01)	$(158)	11,275	$(0.01)

Net Income (Loss) Attributable to AdCare:
Basic net income (loss)	$(4,506)	14,498	$(0.31)	$3,528	11,275	$0.32
Diluted net income (loss)	$(4,506)	14,498	$(0.31)	$3,528	13,324	$0.27

	Nine Months Ended September 30,
	2012 Restated (Note 2)			2011
(Amounts in 000’s, except per share data)	Income (loss)	Shares (1)	Per Share	Income (loss)	Shares (1)	Per Share
Continuing Operations:
Loss from continuing operations	$(6,917)			$(2,439)
Net loss attributable to noncontrolling interests	420			1,090
Basic loss from continuing operations	$(6,497)	13,825	$(0.47)	$(1,349)	9,923	$(0.14)
Effect from options, warrants and non-vested shares	—	—		—	—
Effect from assumed issuance of convertible shares (2)	—	—		—	—
Diluted loss from continuing operations	$(6,497)	13,825	$(0.47)	$(1,349)	9,923	$(0.14)

Discontinued Operations:
Basic loss from discontinued operations	$(481)	13,825	$(0.03)	$(285)	9,923	$(0.03)
Diluted loss from discontinued operations	$(481)	13,825	$(0.03)	$(285)	9,923	$(0.03)

Net Loss Attributable to AdCare:
Basic loss	$(6,978)	13,825	$(0.50)	$(1,634)	9,923	$(0.17)
Diluted loss	$(6,978)	13,825	$(0.50)	$(1,634)	9,923	$(0.17)

(1) The weighted average shares outstanding include retroactive adjustments for the stock dividends paid on October 22, 2012 and October 1, 2011 (See Note 11).

(2) The impact of the conversion of the subordinated convertible notes issued in 2010, 2011 and 2012 were excluded in those periods where the impact would be anti-dilutive.

Intangible Assets and Goodwill

There have been no impairment adjustments to intangible assets and goodwill during the nine months ended September 30, 2012.

Intangible assets consist of the following:

Amounts in (000’s)	Lease Rights	Bed Licenses (included in property and equipment)	Bed Licenses - Separable	Total
Balances, December 31, 2011, net	$8,460	$22,922	$1,189	$32,571
Deconsolidation of Oklahoma Owners	—	(3,458)	—	(3,458)
Acquisitions	—	13,670	1,282	14,952
Amortization expense	(802)	(622)	—	(1,424)
Balances, September 30, 2012, net	$7,658	$32,512	$2,471	$42,641

For the nine months ended September 30, 2012, amortization expense was approximately $0.6 million for bed licenses included in property and equipment.  For the nine months ended September 30, 2012 and 2011, amortization expense was $0.8 million and $0.7 million, respectively, for lease rights.  Estimated amortization expense for each of the following years ending December 31 is as follows:

(Amounts in 000’s)	Bed Licenses Restated (Note 2)	Lease Rights
2012 (remainder)	$207	$267
2013	828	1,069
2014	828	1,010
2015	828	885
2016	828	885
Thereafter	27,101	3,542
	$30,620	$7,658

The following table summarizes the changes in the carrying amount of goodwill at September 30, 2012 as compared with December 31, 2011:

Amounts in (000’s)	September 30, 2012 Restated (Note 2)
Balance, December 31, 2011	$3,600
Deconsolidation of variable interest entities	(1,122)
Acquired in acquisitions	2,267
Impairment charge	—
Balance, September 30, 2012	$4,745

Goodwill as previously reported in the 2011 consolidated financial statements was $0.9 million.   In 2012, a reclassification adjustment was made to the December 31, 2011 balance sheet to recognize $2.7 million from 2011 acquisitions that was previously reported as bed licenses included in property and equipment.  The Company does not amortize goodwill or indefinite lived intangibles.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No.1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, we are restating the consolidated financial statements for the third quarter of 2012. Concurrent with the filing of this Form 10-Q/A, we are also filing amended quarterly reports on Form 10-Q/A for each of the first and second quarters of 2012 to restate our consolidated financial statements therein. The effects of these restatements, to the extent applicable, are reflected in the items revised herein. The restatements relate to the following:

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

•                  Accounting errors and certain accounting estimates primarily related to non-routine items and certain accounting estimates that were identified in the process of finalizing our consolidated financial statements for the year ended December 31, 2012.  These matters include the following for the three and nine months ended September 30, 2012:

•                                          Patient care revenues — Adjustments totaling $381,000 and $794,000 for the three and nine months ended September 30, 2012, respectively, related primarily to the following items:

The timing of certain revenue recognition adjustments to ensure proper recognition in the appropriate interim reporting period with in the 2012 year.  Adjustments totaling $381,000 for the three months ended September 30, 2012 related to the overstatement of $361,000 in managed care revenue due to billing errors and $20,000 reclassification to reduce managed care revenue due to the improper recognition of bad debt expense subsequently identified by the Company.  Adjustments totaling $794,000 for the nine months ended September 30, 2012 relating to the overstatement of $582,000 in managed care revenue due to billing errors and a $212,000 reclassification to reduce managed care revenue due to the improper recognition of bad debt expense subsequently identified by the Company.

•                                          Management revenues — Adjustments totaling $159,000 and $482,000 for the three and nine months ended September 30, 2012, respectively, related primarily to the reversal of the eliminated management fee expense associated with the correction in the application of the Company’s accounting for certain variable interest entities which also has been recorded in costs of services for each period.

•                                          Accounts receivable, net — Adjustments totaling $1,483,000 related primarily to the following:

The timing of certain revenue recognition adjustments to ensure proper recognition in the appropriate interim reporting period with in the 2012 year.  Adjustments totaling $582,000 related to the overstatement in managed care revenue due to billing errors, the timing of the correction of certain operating and other costs incurred within the

2012 year that were deferred as accounts receivable on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred related to approximately $410,000,  the issues primarily related to required adjustments resulting from the timing of recognition for state recoupments for Medicaid overpayments for certain facilities totaling $403,000, increasing the accounts receivable valuation allowance due to the delays in collection efforts and lack of timely follow-up on open patient accounts in 2012 for certain facilities totaling $528,000, offset by the reversal of the eliminated management fee expense and other receivables associated with the correction in the application of the Company’s accounting for certain variable interest entities in the amount of $440,000.

•                                          Costs of services — Adjustments totaling $2,824,000 and $5,656,000 for the three and nine months ended September 30, 2012 related primarily to the following items:

The timing of expense recognition related to direct care compensation obligations incurred for the facilities located in Arkansas to reflect proper recognition in the appropriate interim reporting period within the 2012 year, this adjustment totaled approximately $525,000 and $1,185,000 for the three and nine months ended September 30, 2012, respectively.  The related expense and obligation were being recognized over the period until the respective payment date.  However, the obligations should have been expensed immediately in the period incurred as the obligation related to prior services rendered.

The timing of recognition of certain payroll related operating expenses and other necessary adjustments to related accrued liabilities to ensure proper recognition in the appropriate interim reporting period within the 2012 year.  The issues primarily relate to insufficient processes related to accounting for accrued vacation of $34,000 and $838,000 for the three and nine months ended September 30, 2012, respectively and the untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments of $41,000 and $123,000 for the three and nine months ended September 30, 2012, respectively.

The timing of the correction of certain operating and other costs incurred within the 2012 year that were incorrectly deferred or capitalized to the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred totaled approximately $473,000 and $940,000 for the three and nine months ended September 30, 2012, respectively, the timing of the incorrect reversal of the expense associated with a state’s bed tax of $984,000 that should have been expensed in the interim reporting period in which the costs were incurred for the three months ended September 30, 2012, and the $82,000 of certain operating expenses that were not recorded in the interim reporting period for the nine months ended September 30, 2012.

The timing of certain adjustments to the provision for bad debts in the appropriate interim reporting period within the 2012 year.  The issues primarily related to required adjustments resulted from the timing of recognition for state recoupments for Medicaid overpayments for certain facilities totaling $403,000 for the nine months ended September 30, 2012, the delays in collection efforts and lack of timely follow-up on open patient accounts in 2012 for certain facilities totaling $200,000 and $484,000 for the three and nine months ended September 30, 2012, respectively, offset by the improper recognition of bad debt expense relating to managed care revenue discussed above in the amount of $20,000 and $212,000 for the three and nine months ended September 30, 2012, respectively.

•                                          General and administrative - Adjustments totaling $330,000 and $852,000 for the three and nine months ended September 30, 2012, respectively, resulted primarily due to the following items:

The timing of certain payroll related operating expenses and other necessary adjustments to related accrued liabilities to ensure proper recognition in the appropriate interim reporting period within the 2012 year. The timing of the reversal of expense of $443,000 and $1,143,000 for the three and nine months ended September 30, 2012, respectively, relating to changes to the accrued performance-based incentive obligation, offset by $25,000 of expense recognition related to an adjustment to the fair value of warrants granted to non-employees for the nine months ended September 30, 2012.

The timing of the expense incorrectly capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 period of $20,000 and $94,000 for the three and nine months ended September 30, 2012, respectively.

The insufficient processes related to accounting for accrued vacation of $3,000 and $80,000 for the three and nine months ended September 30, 2012, respectively, the untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments of $2,000 for the nine months ended September 30, 2012 and the $25,000 expense originally miscoded to interest expense, net, reclassified to consulting fees in general and administrative for the nine months ended September 30, 2012.

•                                          Depreciation and amortization — Adjustments totaling a decrease of $50,000 and an increase $233,000 for the three and nine months ended September 30, 2012, respectively related primarily to the impairment of an office building of $389,000 acquired through a 2011 acquisition that was vacated and abandoned in first quarter of 2012 to market value less cost to sell offset by $5,000 and $10,000 decrease in depreciation expense during the three and nine months ended September 30, 2012 related to the office building impairment in first quarter of 2012 and $45,000 and $146,000 for the three and nine months ended September 30, 2012, respectively, resulted from a decrease in amortization of certain intangibles related to adjustments that decreased the underlying intangible asset values and increased the related goodwill resulting from the respective acquisitions.

•                                          Property and equipment, net — Adjustments of $3,389,000 related primarily to the $389,000 impairment of an office building acquired in 2011 acquisition partially offset by a $10,000 decrease in depreciation expense related to the office building impairment; $146,000 decrease in amortization of certain intangibles related to adjustments that decreased the underlying intangible asset values and increased the related goodwill resulted from the respective acquisitions of $2,180,000 and $976,000 of expense inadvertently capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 period.

•                                          Goodwill and Intangible assets bed licenses - Adjustments of $2,267,000 related to an acquisition reclassification to goodwill from property and equipment of $2,180,000 and from the capitalized intangible assets bed licenses of $87,000 during the 2012 period.

•                                          Deferred loan costs, net — Adjustment of $34,000  related to an adjustment to the fair value of warrants granted to non-employees which related to the costs incurred in connection with loan costs.

•                                          Current portion of notes payable and other debt — Reclassification of the PrivateBank loan from long-term debt to current as a result of a loan modification agreement with PrivateBank that, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013. The Company anticipates that it will re-finance the PrivateBank loan later this year with long-term financing; however, the Company does not have a formal noncancelable agreement with PrivateBank. As such, the entire balance is reflected as a current obligation at September 30, 2012 in the amount of $21.2 million.

•                                          Statement of cash flows — Adjustments to the statement of cash flows result primarily from the adjustments related to the Oklahoma Owners as discussed above; changes in net loss and the related adjustments to the various working capital related balance sheet accounts resulting from the other adjustments described above; and adjustments to show $43.5 million of debt incurred in conjunction with certain acquisitions and $7.5 million relating to convertible debt as cash provided by financing activities and cash used in investing activities.

The following table presents the impact of the revisions on the Company’s previously issued (the “As Reported”) and restated (the “As Restated”) consolidated balance sheet as of September 30, 2012 (in thousands):

	September 30, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated
ASSETS
Cash and cash equivalents	$9,884	$(191)	$—	$9,693
Restricted cash and investments	2,825	—	—	2,825
Accounts receivable, net	30,397	(1,216)	(1,483)	27,698
Prepaid expense and other	892	(72)	(13)	807
Total current assets	43,998	(1,479)	(1,496)	41,023

Restricted cash and investments	5,748	—	—	5,748
Property and equipment, net (net of reclassification of $2,694) (Note 1)	164,014	(9,846)	(3,389)	150,779
Intangible assets — bed licenses	2,558	—	(87)	2,471
Intangible assets — lease rights, net	7,658	—	—	7,658
Goodwill (reclassification of $2,694) (Note 1)	3,600	(1,122)	2,267	4,745
Escrow deposits for acquisitions	812	—	—	812
Lease deposits	1,704	(1)	1	1,704
Deferred loan costs, net	6,630	(513)	34	6,151
Other assets	169	—	—	169
Total assets	$236,891	$(12,961)	$(2,670)	$221,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of notes payable and other debt	$11,991	$(2,998)	$21,244	$30,237
Revolving credit facilities and lines of credit	1,363	—	—	1,363
Accounts payable	20,324	(1,676)	441	19,089
Accrued expenses	12,615	(484)	2,275	14,406
Liabilities of disposal group held for sale	—	—	93	93
Total current liabilities	46,293	(5,158)	24,053	65,188

Senior debt, net of discounts	134,003	(9,440)	(21,245)	103,318
Convertible debt, net of discounts	22,746	—	—	22,746
Revolving credit facilities	9,076	—	—	9,076
Other debt	887	—	—	887
Derivative liability	3,231	—	—	3,231
Other liabilities	1,728	—	—	1,728
Deferred tax liability	99	—	52	151
Total liabilities	218,063	(14,598)	2,860	206,325

Common stock and additional paid-in capital	41,002	—	227	41,229
Accumulated deficit	(19,943)	—	(5,748)	(25,691)
Total stockholders’ equity	21,059	—	(5,521)	15,538
Non-controlling interest in subsidiaries	(2,231)	1,637	(9)	(603)
Total liabilities and stockholders’ equity	$$236,891	$(12,961)	$(2,670)	$221,260

The following tables present the Company’s previously issued (the “As Reported”) and restated (the “As Restated”) consolidated statements of operations for the three and nine months ended September 30, 2012 (in thousands, except per share information):

	Three Months Ended September 30, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated
Revenues
Patient care revenues	$61,342	$(3,189)	$(381)	$57,772
Management revenues	428	—	159	587
Total revenues	61,770	(3,189)	(222)	58,359

Expenses:
Cost of services (Exclusive of facility rent, depreciation and amortization)	49,164	(3,380)	2,824	48,608
General and administrative	4,328	—	(330)	3,998
Facility rent expense	2,080	—	—	2,080
Depreciation and amortization	2,112	(133)	(50)	1,929
Salary retirement and continuation costs	38	—	—	38
Total expenses	57,722	(3,513)	2,444	56,653

Income from Operations	4,048	324	(2,666)	1,706

Other Income (Expense):
Interest expense, net	(3,992)	275	(140)	(3,857)
Acquisition costs, net of gains	(342)	—	—	(342)
Derivative loss	(2,105)	—	—	(2,105)
Gain/(loss) on disposal of asset	—	—	—	—
Other income	271	—	—	271
Total other income (expense), net	(6,168)	275	(140)	(6,033)

Income/(Loss) from Continuing Operations Before Income Taxes	(2,120)	599	(2,806)	(4,327)
Income tax expense	(118)	—	7	(111)
Income (Loss) from Continuing Operations	(2,238)	599	(2,799)	(4,438)
Loss from discontinued operations, net of tax	(202)	—	—	(202)
Net Income (Loss)	(2,440)	599	(2,799)	(4,640)
Net Loss Attributable to Noncontrolling Interest	738	(599)	(5)	134
Net Loss Attributable to AdCare Health Systems, Inc.	$(1,702)	$—	$(2,804)	$(4,506)

Net Loss per Common Share - Basic:
Continuing Operations	$(0.10)	$—	$(0.20)	$(0.30)
Discontinued Operations	$(0.01)	$—	$—	$(0.01)
	$(0.11)	$—	$(0.20)	$(0.31)

Net Loss per Common Share - Basic:
Continuing Operations	$(0.10)	$—	$(0.20)	$(0.30)
Discontinued Operations	$(0.01)	$—	$—	$(0.01)
	$(0.11)	$—	$(0.20)	$(0.31)

Weighted Average Common Shares Outstanding:
Basic	14,508	—	(10)	14,498
Diluted	14,508	—	(10)	14,498

	Nine Months Ended September 30, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated
Revenues
Patient care revenues	$165,793	$(9,654)	$(794)	$155,345
Management revenues	1,154	—	482	1,636
Total revenues	166,947	(9,654)	(312)	156,981

Expenses:
Cost of services (Exclusive of facility rent, depreciation and amortization)	131,514	(9,439)	5,656	127,731
General and administrative	13,188	—	(852)	12,336
Facility rent expense	6,196	—	(1)	6,195
Depreciation and amortization	5,370	(370)	233	5,233
Salary retirement and continuation costs	38	—	—	38
Total expenses	156,306	(9,809)	5,036	151,533

Income from Operations	10,641	155	(5,348)	5,448

Other Income (Expense):
Interest expense, net	(10,312)	823	(490)	(9,979)
Acquisition costs, net of gains	(1,160)	—	—	(1,160)
Derivative gain (loss)	(1,342)	—	—	(1,342)
Gain/(loss) on disposal of asset	—	—	—	—
Other income	242	—	2	244
Total other income (expense), net	(12,572)	823	(488)	(12,237)

Income/(Loss) from Continuing Operations Before Income Taxes	(1,931)	978	(5,835)	(6,788)
Income tax expense	(217)	—	88	(129)
Income (Loss) from Continuing Operations	(2,148)	978	(5,747)	(6,917)
Loss from discontinued operations, net of tax	(472)	—	(9)	(481)
Net Income (Loss)	(2,620)	978	(5,756)	(7,398)
Net Loss Attributable to Noncontrolling Interest	1,390	(978)	8	420
Net Income (Loss) Attributable to AdCare Health Systems, Inc.	$(1,229)	$—	$(5,749)	$(6,978)

Net Loss per Common Share - Basic:
Continuing Operations	$(0.05)	$—	$(0.42)	$(0.47)
Discontinued Operations	$(0.03)	$—	$—	$(0.03)
	$(0.08)	$—	$(0.42)	$(0.50)

Net Loss per Common Share - Basic:
Continuing Operations	$(0.05)	$—	$(0.42)	$(0.47)
Discontinued Operations	$(0.03)	$—	$—	$(0.03)
	$(0.08)	$—	$(0.42)	$(0.50)

Weighted Average Common Shares Outstanding:
Basic	13,820	—	5	13,825
Diluted	13,820	—	5	13,825

The following table presents Company’s previously issued (the “As Reported”) and restated (the “As Restated”) consolidated statements of cash flows for the nine months ended September 30, 2012 (in thousands):

	Nine Months Ended September 30,
	2012 As Reported	Oklahoma Owners	Other Adjustments	2012 As Restated
Cash flows from operating activities:
Net loss	$(2,620)	$979	$(5,757)	$(7,398)
Loss from discontinued operations, net of tax	472	—	9	481
Loss from continuing operations	(2,148)	979	(5,748)	(6,917)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,370	(370)	233	5,233
Non cash settlement gain	(361)	—	361	—
Warrants issued for services	1	—	1	2
Stock based compensation expense	615	—	24	639
Lease expense in excess of cash	419	—	—	419
Amortization of deferred financing costs	1,742	(149)	(8)	1,585
Amortization of debt discounts	646	—	—	646
Derivative (gain) loss	1,342	—	—	1,342
Loss on debt extinguishment	—	—	(500)	(500)
Deferred tax expense	13	—	138	151
(Gain) loss on disposal of assets	(2)	—	(16)	(18)
Provision for bad debts	2,021	(185)	918	2,754
Other noncash items	40	—	(40)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(13,199)	601	127	(12,471)
Prepaid expenses and other	(229)	37	11	(181)
Other assets	133	57	(1)	189
Accounts payable and accrued expenses	9,368	(1,347)	3,002	11,023
Net cash provided by operating activities — continuing operations	5,771	(377)	(1,498)	3,896
Net cash used in operating activities — discontinued operations	(648)	—	94	(554)
Net cash provided by operating activities	5,123	(377)	(1,404)	3,342

Cash flows from investing activities:
Proceeds from sale of property and equipment	50	—	(47)	3
Change in restricted cash and investments and escrow deposits for acquisitions	677	—	(2,497)	(1,820)
Acquisitions	(13,467)	—	(39,015)	(52,482)
Purchase of property and equipment	(4,191)	227	1,060	(2,904)
Net cash provided by investing activities — continuing operations	(16,931)	227	(40,499)	(57,203)
Net cash used in investing activities — discontinued operations	—	—	50	50
Net cash used in investing activities	(16,931)	227	(40,449)	(57,153)

Cash flows from financing activities:
Proceeds from debt	13,261	—	45,527	58,788
Proceeds from convertible debt	—	—	7,500	7,500
Debt issuance costs	(740)	—	(2,023)	(2,763)
Change in line of credit	1,600	—	187	1,787
Exercise of warrants and options	137	—	—	137
Proceeds from stock issuances	3,837	—	—	3,837
Refinanced debt	—	—	(5,000)	(5,000)
Repayment of notes payable	(3,620)	139	(4,338)	(7,819)
Net cash provided by financing activities — continuing operations	14,475	139	41,853	56,467
Net cash used in financing activities — discontinued operations	(147)	—	—	(147)
Net cash provided by financing activities	14,328	139	41,853	56,320

Net Change in Cash	2,520	(11)	—	2,509

Cash, Beginning	7,364	(180)	—	7,184

Cash, Ending	$9,884	$(191)	$—	$9,693

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,633		$1,999	$9,632
Income taxes	$217		$(217)	$—
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$46,605		$(38,805)	$7,800
Warrants issued for financing costs	$439		$202	$641
Restricted stock issued for financing costs	$175		$—	$175
Other assets acquired in exchange for debt	$4,908		$(4,908)	$—

NOTE 3.                              LIQUIDITY AND PROFITABILITY

The Company had operating income of approximately $1.7 million and $5.4 million for the three and nine months ended September 30, 2012, respectively, compared to operating income of approximately $1.8 million and $3.0 million for the three and nine months ended September 30, 2011, respectively. The Company had a net loss of approximately $4.6 million and $7.4 million for the three and nine months ended September 30, 2012, respectively, and net income of $2.8 million and a net loss of $2.7 million for the three and nine months ended September 30, 2011, respectively.  The Company had negative working capital of approximately $24.2 million at September 30, 2012.  The Company’s ability to sustain profitable operations is dependent on continued growth in revenue and controlling costs.

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

			Corporate
(Amounts in 000’s)	SNF	ALF	& Other	Eliminations	Total
Three months ended September 30, 2012 Restated (Note 2)
Net revenues	$54,408	$3,364	$3,505	$(2,918)	$58,359
Cost of services	48,801	2,445	280	(2,918)	48,608
General and administrative	—	—	3,998	—	3,998
Facility rent expense	2,039	—	41	—	2,080
Depreciation and amortization	1,407	224	298	—	1,929
Salary retirement and continuation costs	—	—	38	—	38
Operating income/(loss)	$2,161	$695	$(1,150)	$—	$1,706

Three months ended September 30, 2011
Net revenues	$37,729	$2,463	$2,349	$(2,019)	$40,522
Cost of services	32,856	1,885	(85)	(2,019)	32,637
General and administrative	—	—	3,267	—	3,267
Facility rent expense	1,937	—	—	—	1,937
Depreciation and amortization	631	158	47	—	836
Operating income/(loss)	$2,305	$420	$(880)	$—	$1,845

Nine months ended September 30, 2012 Restated (Note 2)
Net revenues	$145,305	$10,038	$9,487	$(7,849)	$156,981
Cost of services	127,842	7,420	318	(7,849)	127,731
General and administrative	—	—	12,336	—	12,336
Facility rent expense	6,065	—	130	—	6,195
Depreciation and amortization	3,939	653	641	—	5,233
Salary retirement and continuation costs	—	—	38	—	38
Operating income/(loss)	$7,459	$1,965	$(3,976)	$—	$5,448
Total assets, September 30, 2012	$154,022	$29,211	$48,723	$(10,696)	$221,260

Nine months ended September 30, 2011
Net revenues	$97,382	$7,214	$7,646	$(6,334)	$105,908
Cost of services	85,419	5,740	91	(6,334)	84,916
General and administrative	—	—	9,358	—	9,358
Facility rent expense	5,787	—	—	—	5,787
Depreciation and amortization	1,595	470	123	—	2,188
Salary retirement and continuation costs	—	—	622	—	622
Operating income/(loss)	$4,581	$1,004	$(2,548)	$—	$3,037
Total assets, December 31, 2011	$110,532	$22,328	$35,792	$(9,548)	$159,104

NOTE 6.  PROPERTY AND EQUIPMENT

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2012 Restated (Note 2)	December 31, 2011
Buildings and improvements	5-40	$137,431	$93,371
Equipment	2-10	11,709	7,108
Land	—	10,614	7,636
Computer related	2-10	2,542	2,414
Construction in process	—	809	77
		163,105	110,606
Less: accumulated depreciation expense		11,263	7,624
Less: accumulated amortization expense		1,063	533
Property and equipment, net		$150,779	$102,449

For the nine months ended September 30, 2012 and 2011, depreciation and amortization expense was approximately $5.2 million and $2.2 million, respectively.

In 2012, a reclassification adjustment was made to the December 31, 2011 balance sheet to recognize $2.7 million acquired in acquisitions to goodwill that was previously reported as bed licenses in property and equipment. The Company does not amortize goodwill or indefinite lived intangibles.

During the quarter ended March 31, 2012, the Company recognized a $389,000 impairment charge to write down the carrying value of an office building located in Rogers, Arkansas.  The office building was acquired in a 2011 acquisition.  The purchase price allocation for that acquisition was deemed to be final as of December 31, 2011.  Subsequent to December 31, 2011, it was determined that the acquired office building would not be utilized and the building was not in use as of March 31, 2012.  The impairment charge represents a change in fair value from the value recognized in the purchase price allocation.   The impairment charge is classified as depreciation expense in the consolidated statement of operations and is included in the Company’s Skilled Nursing Facility segment.

NOTE 7.  RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

	September 30,	December 31,
(Amounts in 000’s)	2012	2011
HUD escrow deposits	$202	$326
Funds held in trust for residents	21	45
Principal and interest escrow	247	—
Refundable escrow deposit	—	500
Collateral certificates of deposit	2,355	1,012
Total current portion	2,825	1,883

HUD reserve replacements	1,157	1,130
Reserves for capital improvements	2,292	1,767
Restricted investments for other debt obligations	2,299	1,973
Total noncurrent portion	5,748	4,870

Total restricted cash and investments	$8,573	$6,753

NOTE 8.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,
(Amounts in 000’s)	2012 Restated (Note 2)	December 31, 2011
Accrued payroll related	$5,179	$5,040
Accrued employee benefits	3,767	2,023
Real estate and other taxes	2,588	982
Other accrued expenses	2,872	1,836
Total accrued expenses	$14,406	$9,881

NOTE 9.  NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

	September 30,
(Amounts in 000’s)	2012 Restated (Note 2)	December 31, 2011
Revolving credit facilities and lines of credit	$10,439	$8,651
Senior debt — guaranteed by HUD	15,734	15,738
Senior debt — guaranteed by USDA	28,520	38,717
Senior debt — guaranteed by SBA	6,247	5,087
Senior debt - bonds, net of discount	15,889	6,176
Senior debt - other mortgage indebtedness	60,810	23,823
Other debt	7,242	4,197
Convertible debt issued in 2010, net of discount	10,737	10,105
Convertible debt issued in 2011	4,509	4,509
Convertible debt issued in 2012	7,500	—
Total	167,627	117,003
Less current portion of notes payable and other debt	30,237	4,567
Less current portion of revolving credit facility and lines of credit	1,363	7,343
Notes payable and other debt, net of current portion	$136,027	$105,093

Scheduled Maturities

The following is a summary of the scheduled maturities of indebtedness as of September 30, 2012 for each of the next five years and thereafter:

(Amounts in 000’s)	Restated (Note 2)
2013	$31,600
2014	25,669
2015	23,865
2016	14,515
2017	6,155
Thereafter	67,166
Subtotal	168,970
Less: unamortized discounts	(1,343)
Total notes payable and other debt	$167,627

Approximately $23.7 million of the scheduled maturities in 2013, 2014 and 2015, relate to the subordinated convertible notes issued in 2010, 2011 and 2012.  While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes will elect to convert their subordinated convertible notes into common stock provided the common stock continues to trade above the applicable conversion price for such notes.  The conversion prices are $3.73, $4.80 and $3.97 for the subordinated convertible notes issued in 2010, 2011 and 2012, respectively.    If all of the subordinated convertible notes had been converted to common stock at September 30, 2012, the Company would have been required to issue approximately 6.4 million shares of common stock.

Revolving Credit Facilities

Gemino Credit Facility

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

At December 31, 2011, the outstanding balance of approximately $7.3 million for the Gemino Credit Facility was classified as current as a result of the required lockbox arrangement and subjective acceleration clauses.

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

The PrivateBank credit facility was modified in October 2012.  (See Note 17).

Senior debt — guaranteed by HUD

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

Senior debt - other mortgage indebtedness

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

On June 15, 2012, certain wholly owned subsidiaries of AdCare entered into a modification agreement with PrivateBank to modify the terms of the loan agreement.  The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.  The Company intends on refinancing this loan to a longer term.  PrivateBank has informed us in writing that, in the event the loan was not refinanced through the U.S. Small Business Administration (the “SBA”), it would be the intent of PrivateBank to reinstate the March 30, 2017 maturity date.  However, at September 30, 2012, the entire balance is reflected as a current obligation as the Company does not have a non cancelable agreement for the refinancing.

Abington Place

In connection with the Company’s June 2012 acquisition of the skilled nursing facility located in Little Rock, Arkansas known as Abington Place, a wholly owned subsidiary of AdCare entered into a short-term loan agreement for $3.4 million with Metro City Bank (“Metro”).  In August 2012, the maturity date was amended from September 2012 to January 2014.  The note accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum.  Deferred financing costs incurred on the loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The loan may be prepaid at any time without penalty.  The loan was secured by the Abington Place facility and guaranteed by AdCare.

Senior debt — guaranteed by SBA

Stone County

In June 2012, a wholly owned subsidiary of AdCare, entered into each of: (i) a Loan Agreement with Metro in the amount of $1.3 million; (ii) a Loan Agreement with Metro in the amount of $1.8 million; and (iii) a Loan Agreement with the Economic Development Corporation of Fulton County (the “CDC”), an economic development corporation working with the SBA.  The purpose of these agreements was to refinance existing debt in the original principal amount of $3.1 million used to acquire select assets of a 97-bed skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation Facility.

The funding of the Metro loans for $1.3 million and $1.8 million occurred on June 8, 2012.  The funding of the SBA loan for $1.3 million occurred in July 2012, and the proceeds were used to satisfy the $1.3 million Metro loan.

The $1.8 million Metro loan matures in June 2022 and accrues interest at an annual variable rate equal to the published Wall Street Journal prime rate plus 2.25% (with a minimum rate of 6.25% per annum).  Deferred financing costs incurred on this loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The Metro loan has a prepayment penalty of 10% for any prepayment through June 2013. The penalty is reduced by 1% each year thereafter until the tenth anniversary, after which there is no prepayment penalty. The Metro loan is secured by the Stone County Nursing and Rehabilitation Facility and is guaranteed by AdCare.

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

Senior debt - other mortgage indebtedness

Glenvue

In July 2012, a wholly owned subsidiary of AdCare financed the skilled nursing facility located in Glennville, Georgia known as Glenvue Health & Rehabilitation by entering into a loan agreement for $6.6 million with PrivateBank.  The loan matures in July 2014 with a required final payment of approximately $6.4 million and accrues interest at an annual rate of the greater of 6.0% per annum; or the LIBOR rate plus 4.0% per annum.  The loan requires monthly principal payments and interest.  Deferred financing costs incurred on the loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The loan is secured by the Glenvue facility and guaranteed by AdCare.

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

Senior debt - bonds, net of discount

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

NOTE 10.  ACQUISITIONS

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

Eaglewood Care Center and Eaglewood Village

On January 1, 2012, the Company acquired the Eaglewood Care Center, a skilled nursing facility and the Eaglewood Village facility, an assisted living facility each located in Springfield, Ohio. The total purchase price was $12.4 million after final closing adjustments.

(Amounts in 000’s)
Consideration Transferred:
Net proceeds from loans	$4,693
Seller notes	5,000
Cash from earnest money deposits	250
Cash (prepaid on December 30, 2011)	2,469
Total consideration transferred	$12,412
Assets Acquired:
Land	$370
Building	9,656
Equipment and Furnishings	1,199
Intangible Assets — bed licenses	1,282
Goodwill	87
Total assets acquired	12,594
Liabilities Assumed:
Real estate taxes and other	(182)
Total identifiable net assets	$12,412

Little Rock, Northridge and Woodland Hills

On April 1, 2012, the Company acquired the Little Rock, Northridge and Woodland Hills facilities, three skilled nursing facilities located in Little Rock, Arkansas. The total purchase price was $27.2 million after final closing adjustments.

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

Abington Place

On April 30, 2012, the Company acquired Abington Place, a skilled nursing facility located in Little Rock, Arkansas. The total purchase price was $3.6 million after final closing adjustments.

(Amounts in 000s’)
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

Glenvue Nursing Home

On July 2, 2012, the Company acquired Glenvue Nursing, a skilled nursing facility located in Glennville, Georgia. The total purchase price was $8.2 million.

(Amounts in 000’s)
Consideration transferred:
Net proceeds from loans	$6,573
Cash from earnest money deposits	1,667
Total consideration transferred	$8,240
Assets acquired:
Land	$400
Building	3,815
Equipment and furnishings	285
Intangible Assets — bed licenses	3,020
Goodwill	720
Total assets acquired	8,240
Total identifiable net assets	$8,240

Quail Creek Health and Rehab

On July 3, 2012, the Company acquired Quail Creek Health and Rehab a skilled nursing facility located in Oklahoma City, Oklahoma. The total purchase price was $6.2 million with assumed fair valued indebtedness of $3.2 million.

(Amounts in 000’s)
Consideration transferred:
Assumed debt	$3,200
Cash from earnest money deposits	3,000
Total consideration transferred	$6,200
Assets acquired:
Land	$237
Building	3,743
Equipment and furnishings	220
Intangible Assets — bed licenses	1,770
Goodwill	230
Total assets acquired	6,200
Total identifiable net assets	$6,200

Companions Specialized Care Center

On August 17, 2012, the Company acquired Companions Specialized Care Center, a skilled nursing facility located in Tulsa, Oklahoma. The total purchase price was $5.9 million.

(Amounts in 000’s)
Consideration transferred:
Net proceeds from loans	$4,454
Cash from earnest money deposits	662
Common stock issued	750
Total consideration transferred	$5,866
Assets acquired:
Land	$780
Building	2,704
Equipment and furnishings	191
Intangible assets — bed licenses	1,530
Goodwill	683
Total assets acquired	5,888
Liabilities assumed:
Real estate taxes and other	(22)
Total identifiable net assets	$5,866

Unaudited Pro forma Financial Information

The above acquisitions have been included in the consolidated financial statements since the dates the Company gained control.  Combined revenue for all 2012 acquisitions is approximately $21.4 million and resulted in income from operations of approximately $2.1 million for the nine months ended September 30, 2012.

The following table represents pro forma results of consolidated operations as if all of the 2012 and 2011 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

	Nine Months Ended September 30,
(Amounts in 000’s)	2012	2011
Pro forma revenue	$171,447	$168,888
Pro forma operating expenses	$165,357	$161,865
Pro forma income from operations	$6,090	$7,023

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

Shares Reserved

At September 30, 2012, the Company had reserved approximately 13.9 million shares (after the 2012 stock dividend) of its authorized but unissued common stock for possible future issuance in connection with the following approximate number of shares (in thousands):

Shares (Amounts in 000’s)
Exercise of outstanding and future grants of stock options under approved plans	3,026
Exercise of outstanding stock warrants—employee	1,806
Exercise of outstanding stock warrants—non-employee	1,911
Convertible debt shares issuable (including additional 20% required under agreements)	7,140
Total authorized shares reserved	13,883

NOTE 12.  STOCK BASED COMPENSATION

Employee Common Stock Warrants & Options (Shares and Strike Prices Adjusted for the 2012  Stock Dividend-See Note 11)

In February 2012, the Company granted non-qualified stock options to Christopher Brogdon, the Company’s Vice Chairman, pursuant to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). A total of 52,500 options were granted with an exercise price per share of $6.67 and 105,000 options were granted with an exercise price of $7.62.  The options vest in September of 2013 and 2014, respectively.  The options are exercisable until February 2022. The fair value of the options at the date of grant was estimated at $1.13 and $0.98 per share, respectively, and is being recognized as share-based compensation expense over the requisite service period of the awards.

In March 2012, the Company granted incentive stock options to certain members of management pursuant to the 2011 Plan. A total of 450,660 options were granted with an exercise price per share of $3.93.  The options vest ratably on the day before each of the three subsequent anniversaries.  The options are exercisable until March 2017. The fair value of the options at the date of grant was estimated at $1.28 per share and is being recognized as share-based compensation expense over the requisite service period of the awards.

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

In August 2012, the Company granted incentive stock options to certain members of management pursuant to the 2011 Plan.  A total of 248,850 options were granted with an exercise price per share of $3.93.  The options vest ratably over three years.  The options are exercisable until August 2022.  The fair value of the options on the date of grant was estimated at $1.48 per share and is being recognized as share-based compensation expense over the requisite service period of the awards.

Nonemployee Common Stock Warrants

On March 29, 2012, in connection with the issuance of the $3.5 million promissory note to Cantone Asset Management LLC, the Company granted to Cantone Asset Management LLC a warrant to purchase 315,000 shares of common stock at an exercise price per share of $3.81.  The warrant is exercisable until March 2015. The fair value of the warrant at the date of grant was estimated at $0.61 per share and is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.  During the restatement process (Note 2), the fair value of the warrants was reviewed, and the Company determined that the warrants should be revalued using an estimated life correlating to the life of the warrant.  The revised fair value was estimated to be $0.88; the additional expense is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

On April 1, 2012, in connection with the issuance of the $5.0 million promissory note to Strome Alpha Offshore Ltd., the Company granted to Strome Alpha Offshore Ltd. a warrant to purchase 328,125 shares of common stock at an exercise price per share of $3.81.  The warrant is exercisable until April 2015. The fair value of the warrant at the date of grant was estimated at $0.61 per share and is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.  During the restatement process (Note 2), the fair value of the warrants was reviewed, and the Company determined that the warrants should be revalued using an estimated life correlating to the life of the warrant.  The revised fair value was estimated to be $0.88; the additional expense is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

On July 2, 2012 in connection with the issuance of the $7.5 million principal amount of 8% subordinated convertible notes, the Company granted a warrant to purchase 105,000 shares of common stock at an exercise price per share of $3.81 to the placement agent as partial consideration for its service in the offering.  The warrant is exercisable until July 2015.  The fair value of the warrant at the date of grant was estimated at $0.47 per share and is included in deferred loan costs and is being amortized as interest expense over the life of the 8% subordinated convertible notes.  During the restatement process (Note 2), the fair value of the warrants was reviewed, and the Company determined that the warrants should be revalued using an estimated life correlating to the life of the warrant.  The revised fair value was estimated to be $0.73; the additional expense is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

On August 31, 2012 the Company granted a warrant to purchase 15,750 shares of common stock at an exercise price per share of $4.37 to a vendor.  The warrant is exercisable until August 2015.  The fair value of the warrant at date of grant was estimated at $0.84 per share and is being recognized as non-employee share-based compensation expense over the requisite service period of the awards.  During the restatement process (Note 2), the fair value of the warrants was reviewed, and the Company determined that the warrants should be revalued using an estimated life correlating to the life of the warrant.  The revised fair value was estimated to be $1.18; the additional expense is included in deferred loan costs and is being amortized as interest expense over the life of the promissory note.

Restricted Stock

In June 2012, the Company, approved issuing, pursuant to the 2011 Plan, 270,000 shares of common stock with a three year restriction on transfer to its nine directors.  The restricted stock has all the rights of a shareholder from the date of grant, including, without limitation the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the grant date closing stock price of $3.20.  The related compensation expense is being recognized over the three year restricted period.  The compensation expense for the three months ended September 30, 2012 was approximately $0.2 million with unrecognized compensation expense of approximately $0.7 million remaining at September 30, 2012.

On July 2, 2012 in connection with the issuance of the $7.5 million principal amount of 8% subordinated convertible notes,  the Company granted 50,000 shares of restricted common stock with a one year restriction on transferability to the placement agent as partial consideration for its service on the offering.  The Company determined the fair value of the restricted stock at the date of grant to be equal to the grant date closing stock price of $3.50.  The related compensation expense is included in deferred loan costs and is being amortized as interest expense over the term of the 8% subordinated convertible notes.  The expense for the three months ended September 30, 2012 was less than $0.1 million with unrecognized expense of approximately $0.2 million remaining at September 30, 2012.

The following summarizes the Company’s restricted stock activity for the period ended September 30, 2012:

	Number	Weighted Avg.
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	—	—
Granted	320,000	$3.25
Stock Dividend	16,000	$3.25
Vested	52,500	$3.50
Forfeited	—	—
Nonvested at September 30, 2012	285,500	3.20

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

In June 2012, the Company amended the Option Agreement to purchase Riverchase Village Facility to extend the option exercise period to June 22, 2013.  In connection with the restatement process (Note 2), the Company has determined that certain entities which the Company had previously recognized as “variable interest entities” and consolidated their results with the results of the Company during the first three quarters of 2012 as well as in the third and fourth quarters of 2011, should not have been consolidated. These entities are the five skilled nursing facilities located in Oklahoma which are managed by the Company (known as the “Oklahoma Entities”). As a result of the restatements described in Note 2, the Company’s consolidated financial statements for the third quarter of 2012 do not include the results of the Oklahoma Entities.  The following summarizes the assets and liabilities of the variable interest entities included in the consolidated balance sheets at September 30, 2012 and December 30, 2011:

Riverchase Village Facility - Assets and Liabilities:

(Amounts in 000’s)	September 30, 2012	December 31, 2011
Cash	$10	$16
Accounts receivable	7	10
Restricted investments	326	451
Property and equipment, net	5,993	5,999
Other assets	411	432
Total assets	$6,747	$6,908

Accounts payable	$1,112	$740
Accrued expenses	137	174
Current portion of notes payable	75	99
Notes payable, net of current portion	6,026	6,076
Noncontrolling interest	(603)	(181)
Total liabilities	$6,747	$6,908

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

Set forth below is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012:

(Amounts in 000’s)	Derivative Liability
Beginning Balance	$1.9 million
Total loss	1.3 million
Ending Balance	$3.2 million

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

In 2012, the Company was named as a defendant in two related lawsuits asserting breach of contract claims arising out of consulting agreements executed in 2010 in connection with the Company’s becoming the operator of certain leased facilities that were previously operated by a third-party.  The same transaction was already the subject of litigation commenced by the Company in 2011 against several entities which had previously operated the leased facilities.  After becoming the operator of the lease facilities, the Company incurred certain losses for pre-closing activities for which the Company was entitled to indemnification.  The Company sought to enforce its rights to indemnity by filing a lawsuit against the former operators of the leased facilities for breach of contract and related tort claims, and the Company proceeded to set off its losses against payment due under the consulting agreements referenced above.  The defendants filed counterclaims against the Company.  In the third quarter of 2012, a settlement was reached with respect to the three lawsuits that permitted the Company to eliminate a previously accrued liability in light of the lower than expected settlement amount of approximately $1.0 million resulting in a settlement gain of approximately $0.4 million recognized in the third quarter.  During the third quarter, approximately $0.3 million of the settlement was paid and the majority of the remaining balance will be paid within one year.

Commitments

Oklahoma (Harty) PSA Amendment

On April 17, 2012, a wholly owned subsidiary of AdCare amended the Purchase and Sale Agreement with First Commercial Bank to acquire five skilled nursing facilities located in Oklahoma.  The amendment requires an additional deposit of $50,000 into escrow to be used as earnest money; amends the closing date to the date which is sixty (60) days after all required licenses are received, but in no event later than September 30, 2012; and releases $200,000 from escrow to First Commercial Bank.  Upon the closing of the purchase, the Company shall receive a $200,000 credit against the purchase price; however, if the transaction fails to be consummated for any reason other than (i) default by First Commercial Bank; (ii) the failure of a condition to closing to be satisfied; or (iii) an event of casualty or condemnation, First Commercial Bank shall be entitled to retain the $200,000 disbursed from escrow. If the transaction fails to be consummated for any reason other than as described in the preceding sentence, First Commercial Bank shall return the $200,000 to the Company upon demand.  (See Note 17).

On September 30, 2012, a wholly owned subsidiary of AdCare amended the Purchase and Sale Agreement, dated May 5, 2011, and as subsequently amended and assigned pursuant to which the Company would acquire five skilled nursing facilities located in Oklahoma.  The amendment extends the closing date to 60 days after AdCare receives all required licenses and permits necessary to complete the purchase but by no later than November 30, 2012.  In consideration for extending the closing date, the Company agrees to pay certain real estate taxes and assessments relating to the facilities in Oklahoma for fiscal year 2011 (which the seller represents to total approximately $0.2 million)  and fiscal year 2012.

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

On September 27, 2012, under the Third Amendment to the Purchase and Sale Agreement, the closing date was extended to December 28, 2012, although, upon 14 days written notice by the Company, the closing day may be moved to the last business day of November 2012.  The Company has paid approximately $0.4 million in earnest money that will be credited against the purchase price at closing.

Georgetown PSA

On August 9, 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with Winyah Nursing Home, Inc. to acquire certain land, buildings, improvements, furniture, fixtures and equipment comprising an 84-bed skilled nursing facility known as Georgetown Healthcare & Rehabilitation Center located in Georgetown, South Carolina for an aggregate purchase price of $4.2 million.  The Company deposited $0.1 million into escrow which will be refunded if an inspection of the facility is deemed unsatisfactory.  The closing date is expected to be on or before November 30, 2012.  (See Note 17).

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

Benefit Plans

In the second quarter of 2012, the Company determined that it has potential obligations related to the Company sponsored 401(k) plan and  recorded an obligation based on an estimated amount of approximately $0.1 million.  The Company is pursuing remedial actions under the Voluntary Correction Programs (“VCP”). The Internal Revenue Service and the Federal Department of Labor may not accept the Company’s VCP proposal.. Thus the obligation may be adjusted in the future.  However, management does not believe the ultimate impact of the resolution will be material to its results of operations and expects this issue to be resolved before the end of 2012.

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

On October 12, 2012, the Company executed an Assignment of Purchase and Sale Agreement in favor of Edwards Redeemer Property Holdings, LLC (“Edwards Redeemer”) and ER Nursing, LLC (both indirect, wholly owned subsidiaries of the Company and, collectively, the “Edwards Assignees”) pursuant to which AdCare assigned all of its right to purchase the Edwards Redeemer Nursing Center located in Oklahoma under that certain Purchase and Sale Agreement, dated May 5, 2011 and as subsequently amended and assigned.  The Edwards Assignees have agreed to assume all obligations of the Company under the Purchase and Sale Agreement with respect to the Edwards Redeemer Nursing facility, including reimbursement for out-of-pocket costs.  AdCare, the owner of all of the issued and outstanding membership interests of Edwards Redeemer, also has executed a Membership Interest Power pursuant to which it assigned all such interests to Chris Brogdon, the Company’s Vice Chairman.

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

NOTE 17. SUBSEQUENT EVENTS

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

Oklahoma (Harty) PSA Amendment

On October 12, 2012, the Company executed an Assignment of Purchase and Sale Agreement in favor of the Edwards Assignees, pursuant to which AdCare assigns all of its right to purchase the Edwards Redeemer Nursing Center located in Oklahoma under that certain Purchase and Sale Agreement, dated May 5, 2011 and as subsequently amended and assigned. The Edwards Assignees have agreed to assume all obligations of AdCare under the Purchase and Sale Agreement with respect to the Edwards Redeemer Nursing Center facility, including reimbursement for out-of-pocket costs.  AdCare Holdings, the owner of all of the issued and outstanding membership interests of Edwards Redeemer (a wholly owned subsidiary of the Company) also has executed a Membership Interest Power pursuant to which it assigned all such interests to Chris Brogdon, the Company’s Vice Chairman.

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

At September 30, 2012, the Company did not meet the criteria to classify the Ohio ALFs as held for sale or to present the related operations as discontinued operations because management, although having the authority to approve the action, had not yet committed to sell the assets, there was no active plan to locate a buyer and the disposal of the Ohio ALFs was not probable.  Therefore, the related assets and liabilities of the Ohio ALFs were classified as held and used at September 30, 2012.  The major assets that will be held as part of the disposal group include the property and equipment with a carrying value of approximately $12.0 million and the liabilities that are expected to be extinguished consisting of debt of approximately $11.5 million at September 30, 2012. There are no indications of potential impairment of assets.

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

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements

Overview

We own and manage skilled nursing facilities and assisted living facilities.  We deliver skilled nursing and assisted living services through wholly owned separate operating subsidiaries.  During the first nine months of 2012, we acquired 12 facilities (11 skilled nursing facilities and one assisted living facility), bringing our total bed count to 5,235 at September 30, 2012.  The following tables provide summary information regarding our recent acquisition and facility composition.

	September 30, 2012	June 30, 2012	December 31, 2011		September 30, 2011	December 31, 2010
Cumulative number of facilities	56	53	44	(*)	39	27
Cumulative number of operational beds	5,235	4,871	3,916	(*)	3,529	2,428

(*) including the five Oklahoma Facilities which are not consolidated in 2012 as discussed in Note 2.  The Oklahoma Facilities included 314 operational beds.

	Number of	Number of Facilities at September 30, 2012
State	Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Alabama	408	2	1	—	—	3
Arkansas	1,041	10	—	—	—	10
Georgia	1,631	4	—	10	—	14
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	981	10	—	1	4	15
Oklahoma	988	2	—	—	10	12

Total	5,235	29	1	12	14	56
Facility Type
Skilled Nursing	4,740	21	—	12	13	46
Assisted Living*	412	8	1	—	—	9
Independent Living	83	—	—	—	1	1

Total	5,235	29	1	12	14	56

*The above table includes six owned assisted living facilities in Ohio consisting of 196 beds.  The Company has entered into an agreement of sale to sell these facilities by December 31, 2012.  See Note 16 in the “Notes to Condensed Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

Acquisitions

We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities.  During the first nine months of 2012, we acquired nine facilities (eight skilled nursing facilities and one assisted living facility), bringing our total bed count to 5,235 at September 30, 2012.

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

•            On April 30, 2012, we acquired a skilled nursing facility located in Little Rock, Arkansas for an aggregate purchase price of approximately $3.6 million.  We obtained control and operations commenced on June 1, 2012.

•            On July 2, 2012 we acquired a skilled nursing facility in Glennville, Georgia for an aggregate purchase price of approximately $8.2 million.  We obtained control and operations commenced on July 2, 2012.

•            On July 2, 2012 we acquired a skilled nursing facility in Oklahoma City, Oklahoma for an aggregate purchase price of approximately $5.8 million.  We obtained control and operations commenced on July 3, 2012.

•            On August 17, 2012, we acquired a skilled nursing facility in Tulsa, Oklahoma for an aggregate purchase price of approximately $5.8 million.  We obtained control and operations commenced on August 17, 2012.

In addition, the following potential acquisitions have been announced during the nine months ended September 30, 2012:

•           On April 17, 2012, we amended a Purchase and Sale Agreement with First Commercial Bank to acquire five skilled nursing facilities located in Oklahoma.  On October 12, 2012, we assigned our rights to purchase two of these facilities to a related party.  We expect closing to occur no later than December 31, 2012. See Notes 15, 16 and 17 in the “Notes to Condensed Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

•            On April 27, 2012, we entered into a Purchase and Sale Agreement with 1761 Pinewood Holdings, LLC to acquire a 96-bed skilled nursing facility located in Sumter, South Carolina for an aggregate purchase price of approximately $5.5 million.  We expect the closing of the acquisition to occur on December 27, 2012.

•            On August 9, 2012, we entered into a Purchase and Sale Agreement with Winyah Nursing Home, Inc. to acquire an 84-bed skilled nursing facility located in Georgetown, South Carolina for an aggregate purchase price of approximately $4.2 million.  We expect closing to occur on or before December 27, 2012.

•            On September 25, 2012, we entered into a Purchase and Sale Agreement with John B. Montgomery and Michael Morton to acquire all the issued and outstanding membership interests in LJL Properties, LLC for an aggregate purchase price of approximately $6.3 million. LJL Properties, LLC has applied for a Permit of Approval permitting construction of a 70-bed nursing facility in Cabot, Arkansas.  We expect closing to occur no later than December 15, 2012.

The Company is currently evaluating potential acquisition opportunities in addition to those described above, and we continue to seek new opportunities to further our growth strategy.  No assurance is made that any of these potential acquisition opportunities will be determined to be appropriate for us or that we will complete any of such acquisitions on terms acceptable to us, or at all.

Segments

The Company reports its operations in three segments:  Skilled Nursing Facilities (“SNF”), Assisted Living Facilities (“ALF”) and Corporate & Other.  The Company delivers services through wholly owned separate operating subsidiaries.  The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities.  The Corporate & Other segment engages in the management of facilities and accounting and IT services.  We evaluate financial performance and allocate resources primarily based on segment operating income (loss).  Segment operating results exclude interest expense and other non-operating income and expenses.  See Note 5 in the “Notes to Condensed Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report.

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

For the three and nine months ended September 30, 2012, revenue in our skilled nursing segment increased by approximately $16.7 million and $47.9 million, respectively, compared to September 30, 2011, as a result of acquisition growth.  For the three and nine months ended September 30, 2012, this segment had income from operations of $2.2 million and $7.5 million respectively, as a result of optimization of occupancy and quality mix as well as expense controls.  We expect to continue to implement and refine strategies designed to sustain these goals.  Total assets increased by $43.5 million due to acquisitions made sinceDecember 31, 2011 and other building improvements.

Average Occupancy

	Three Months Ended September 30,
	2012	2011
Same Facilities (1)	84.9%	87.3%
Recently Acquired Facilities	70.8%	80.2%
All Facilities	77.7%	85.4%

	Nine Months Ended September 30,
	2012	2011
Same Facilities (1)	85.1%	87.0%
Recently Acquired Facilities	71.3%	81.4%
All Facilities	78.9%	86.2%

(1)  “Same Facilities” results represent those owned and leased facilities we began operating on and prior to July 1, 2011.

Patient Mix

Three Months Ended September 30,

	Same Facilities		Recent Facilities		All Facilities
	2012	2011	2012	2011	2012	2011
Medicare	13.8%	14.4%	12.2%	8.5%	13.0%	12.9%
Medicaid	74.8%	74.5%	72.1%	81.4%	73.6%	76.3%
Other	11.4%	11.1%	15.7%	10.1%	13.4%	10.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Patient Mix

Nine Months Ended September 30,

	Same Facilities		Recent Facilities		All Facilities
	2012	2011	2012	2011	2012	2011
Medicare	14.8%	15.0%	13.1%	8.5%	14.0%	14.2%
Medicaid	73.5%	75.4%	72.8%	81.4%	73.1%	76.2%
Other	11.7%	9.6%	14.1%	10.1%	12.9%	9.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the Three Months Ended September 30, 2012:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 QTD	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End(1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	78.1%	8.6%	$4,318	$401.93	$169.20
Arkansas	1,009	1,009	61.9%	12.5%	$11,972	$394.56	$173.60
Georgia	1,631	1,631	86.7%	13.3%	$27,845	$451.94	$166.86
Missouri	80	80	63.8%	12.6%	$852	$444.79	$135.04
North Carolina	106	106	84.9%	19.8%	$1,870	$446.67	$162.67
Ohio	293	293	85.7%	14.9%	$5,386	$465.82	$167.02
Oklahoma	230	170	73.7%	13.5%	$2,165	$434.15	$131.55
Total	3,653	3,593	77.7%	13.1%	$54,408	$437.12	$166.56

For the Nine Months Ended September 30, 2012:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 QTD	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End(1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	81.4%	10.9%	$14,183	$385.42	$181.45
Arkansas	1,009	822	63.4%	12.0%	$29,262	$383.90	$172.28
Georgia	1,631	1,542	86.3%	14.5%	$75,680	$454.80	$154.03
Missouri	80	80	62.7%	17.5%	$2,587	$410.87	$132.37
North Carolina	106	106	84.5%	18.6%	$5,483	$453.95	$160.27
Ohio	293	293	84.4%	16.2%	$15,944	$465.11	$161.70
Oklahoma	230	182	73.7%	13.5%	$2,166	$434.15	$131.55
Total	3,653	3,329	78.9%	14.0%	$145,305	$436.74	$160.82

(1)         Excludes managed beds which are not consolidated.

(2)         ADC is the Average Daily Census

(3)         PPD is the Per Patient Day equivalent

Assisted Living Facilities

For the three and nine months ended September 30, 2012, revenue in our ALF segment increased by approximately $0.9 million and

$2.8 million, respectively, compared to September 30, 2011 as a result of increased revenue from acquisitions, an annual increase in rates charged to privately paying residents and increasing occupancy.  For the three and nine months ended September 30, 2012, this segment had income from operations of approximately $0.7 million and $2.0 million, respectively.  Total assets increased by $6.9 million primarily due to acquisitions since December 31, 2011 and other building improvements made during the last twelve months.

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

In October 2012, the Company entered into an Agreement of Sale pursuant to which the Company may sell ALFs in Ohio (the “Ohio ALFs”). Management expects the sale to close on or before December 31, 2012.  We estimate the cash proceeds from the sale will be approximately $6.7 million.  For the nine months ended September 30, 2012, the Ohio ALF’s had revenues of approximately $6.8 million and operating income of approximately $1.7 million.  At September 30, 2012, the Ohio ALFs had approximately $12.0 million in assets that will likely be sold and $11.5 million in debt that will likely be extinguished as a result of the sale.

Corporate & Other

We manage 13 skilled nursing facilities and one independent living campus for third party owners under management agreements that either are for a fixed monthly fee or for a percentage of revenue generated by the managed facility.  Depending on the type of management agreement, our revenues increase annually according to inflationary adjustments stipulated in our management agreements or they increase as the facility’s revenue increases for the management agreements that are based on a percentage of revenue.  This segment includes our corporate overhead expenses, which are made up of salaries of our senior management team members and various other corporate expenses, including, but not limited to, corporate office operating expenses, audit fees, legal fees and board activities.  Additionally, non-cash charges for compensation expense related to warrants, restricted stock and stock options are included in corporate overhead.  We do not allocate these expenses to the divisions or separate them from the management business for management review purposes.

Results of Operations

	Total Patient Care Revenues
(Amounts in 000’s)	Three Months Ended September 30,		Nine Months Ended September 30,
Skilled Nursing	2012	2011	2012	2011
Same Facilities	$29,080	$29,657	$87,212	$87,020
Other Facilities	25,328	8,072	58,093	10,362
Total	$54,408	$37,729	$145,305	$97,382

	Total Patient Care Revenues
(Amounts in 000’s)	Three Months Ended September 30,		Nine Months Ended September 30,
Assisted Living	2012	2011	2012	2011
Same Facilities	$2,699	$2,463	$8,010	$7,214
Other Facilities	665	n/a	2,028	n/a
Total	$3,364	$2,463	$10,038	$7,214

Comparison for the three months ended September 30, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased by $17.6 million, or 44%.

Revenue in our SNF segment increased by approximately $16.7 million when compared to the three months ended September 30, 2011, primarily as a result of additional facilities acquired since September 2011 partially offset by the deconsolidation of the Oklahoma Owners.

This segment had  income from operations of approximately $2.2 million, which is $0.1 million lower compared to the three months ended September 30, 2011, as a result of higher revenue due to acquisitions, which was more than offset by higher cost of services. We are seeking to increase facility occupancy and to increase the proportion of sub-acute patients within our facilities.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased by approximately $0.9 million when compared to the three months ended September 30, 2011, as a result of increased census and levels of care as well as the addition of one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $0.7 million, which is $0.3 million more than the same period in 2011, and was a result of an annual increase in rates charged to residents of the facilities.

Management Revenue - For the periods presented, management revenues (net of eliminations) increased by $0.3 million, or 78%, primarily due to the management of the five Oklahoma Facilities.

Cost of Services —For the periods presented, cost of services was approximately $48.6 million, or 84%, of patient care revenue, compared to $32.6 million, or 81%, of patient care revenue for the same period a year ago.  This increase in overall cost is the result of numerous acquisitions over the past 12 months.

General and Administrative - For the three months ended September 30, 2012, general and administrative expenses were approximately $4.0 million compared to $3.3 million for the same period in 2011, an increase of $0.7 million, or 21%. As a percent of total revenues, general and administration expenses were approximately 7.0% for the three months ended September 30, 2012, compared to 8.0% for the three months ended September 30, 2011.  Wage and other employee related costs increased by $0.2 million as a result of additional staffing needed to support the growth in operations.  Investor relations expenses increased by approximately $0.1 million.  Datacenter cost has increased by $0.2 million as a result of outsourcing our IT department.

Facility Rent Expense - For the periods presented, lease expenses increased by $0.1 million due to annual increases and the addition of the one new leased facility in the fourth quarter of 2011.

Depreciation and Amortization - For the periods presented, depreciation and amortization increased by $1.1 million.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods, partially offset by the deconsolidation of the Oklahoma Owners.  In addition, the acquisitions resulted in additional intangibles that are being amortized during the period.

Interest Expense, net - For the periods presented, interest expense, net increased by $1.6 million, or 74%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of new facilities, which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature, resulting in higher interest rates than previously experienced, and an increase in the amortization of deferred loan costs associated with the new debt agreements.  This increase also relates to the restatement of accounting errors offset by the deconsolidation of the Oklahoma Owners.

Acquisition Costs, net of Gains - For the three months ended September 30, 2012, acquisition costs, net of gains was an expense of $0.3 million, compared to $1.1 million for the comparative period.  For the three months ended September 30, 2012, the total acquisition costs were legal fees directly related to acquisitions and other costs incurred on potential future acquisitions.

Derivative Gain/Loss - For the three months ended September 30, 2012, the derivative loss was $2.1 million, compared to a gain of $4.7 million for the same period in 2011. The derivative results from the subordinated notes issued in the third quarter of 2010.  The expense associated with the derivative increases as the stock price rises, and decreases as the stock price declines.  The price of the common stock increased during the three-month period ended September 30, 2012.

Comparison for the nine months ended September 30, 2012 and 2011

Patient Care Revenues - For the periods presented, total patient care revenues increased by $50.7 million, or 49%.

Revenue in our SNF segment increased by approximately $47.9 million when compared to the nine months ended September 30, 2011, primarily as a result of additional facilities acquired since September, 2011, partially offset by the deconsolidation of the Oklahoma Owners.  This segment had income from operations of $7.5 million which is $2.9  million higher compared to the nine months ended September 30, 2011, as a result of higher revenue due to acquisitions and improved reimbursement. We are seeking to increase facility occupancy and to increase the proportion of sub-acute patients within our facilities.  We seek to continue to implement and refine strategies designed to achieve these goals.

Revenue in our ALF segment increased by approximately $2.8 million when compared to the nine months ended September 30, 2011, as a result one new facility in 2012 and one new facility in the fourth quarter of 2011.  This segment had income from operations of $2.0 million, which is $1.0 million more than the same period in 2011.

Management Revenue - For the periods presented, management revenues (net of eliminations) increased by $0.3 million, or 25%, primarily due to the management of the five Oklahoma Facilities.

Cost of Services — For the periods presented, cost of services was approximately $127.7 million or 82% of patient care revenue, compared to $84.9 million or 81% of patient care revenue for the same period a year ago.  This increase in overall cost is the result of numerous acquisitions over the past 12 months.

General and Administrative - For the nine months ended September 30, 2012, general and administrative expenses were approximately $12.3 million compared to $9.4 million for the same period in 2011, an increase of $2.9 million, or 32%. As a percent of total revenues, general and administration expenses were approximately 7.9% for the nine months ended September 30, 2012 compared to 8.8% for the nine months ended September 30, 2011. Wage and other employee related costs increased by $0.6 million as a result of additional staffing needed to support the growth in operations.  Travel costs have increased by approximately $0.3 million as a result of acquisitions and more geographically dispersed operations. Investor relations expense increased by approximately $0.2 million. Non-employee Board compensation increased by approximately $0.2 million.  This increase is to align Board compensation with the Company’s peer group and to provide appropriate remuneration for their services.  Datacenter cost has increased by $0.2 million as a result of outsourcing our IT department.

Facility Rent Expense - For the periods presented, lease expenses increased by $0.4 million due to annual increases and the addition of the one new leased facility in the fourth quarter of 2011.

Depreciation and Amortization - For the periods presented, depreciation and amortization increased by $3.0 million.  The depreciation increase is directly related to acquisition activity that was not included in the 2011 results as it occurred in later periods, a $389,000 impairment charge recognized on a Company office building located in Rogers, Arkansas partially offset by the deconsolidation of the Oklahoma Owners.  In addition, the acquisitions resulted in additional intangibles that are being amortized during the period.

Interest Expense, net - For the periods presented, interest expense, net increased by $4.5 million or 81%.  We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.  In addition, several of the arrangements are short term in nature resulting in higher interest rates than previously experienced and an increase in the amortization of deferred loan costs associated with the new debt agreements.

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

Derivative Gain/Loss - For the nine months ended September 30, 2012, the derivative loss was $1.3 million, compared to a gain of $0.8 million for the same period in 2011. The derivative results from the subordinated convertible notes issued during the third quarter of 2010.  The expense associated with the derivative increases as the stock price rises, and decreases as the stock price declines.  The price of the common stock of the Company increased during the nine-months ended September 30, 2012.

Other Income/(Expense) - For the periods presented, other income decreased by $0.3 million.  There was a recovery of receivables recorded in the prior year. In the nine months ended September 30, 2012, there was a $0.4 million non-cash settlement gain as a result of the litigation settlement, which was partially offset by other expenses.

Critical Accounting Policies and Use of Estimates

Except for the re-assessment of our application of FASB ASC Topic 810, Consolidation-Overall, related to the Oklahoma Owners, there have been no significant changes during the three months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and use of estimates in our discussion and analysis of financial condition and results of operation contained in the Annual Report.

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

During the process of finalizing the 2012 consolidated financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners.  In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners.  In the accompanying consolidated financial statements, the Company has deconsolidated the Oklahoma Owners effective January 1, 2012, and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company’s third quarter 2012 consolidated financial statements.  The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements.

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

We have negative working capital of approximately $24.2 million at September 30, 2012.  Our ability to sustain profitable operations is dependent on continued growth in revenues and controlling costs. Approximately $0.1 million of the negative working capital ratio is related to short term debt under a VIE which the Company does not guarantee.  (See Note 12 in the “Notes to Condensed Consolidated Financial Statements” section of Part I, Item 1 of this Quarterly Report).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in 000’s)	2012 Restated (Note 2)	2011	2012 Restated (Note 2)	2011
Condensed Consolidated Statement of Operations Data:
Net income (loss)	$(4,640)	$2,780	$(7,398)	$(2,724)
Impact of discontinued operations	202	158	481	285
Net income (loss) from continuing operations	(4,438)	2,938	(6,917)	(2,439)
Interest expense (net)	3,857	2,223	9,979	5,511
Income tax (benefit) expense	111	204	129	414
Amortization of stock based compensation	269	184	641	741
Depreciation and amortization	1,929	836	5,233	2,188
Acquisition costs, net of gain	342	1,147	1,160	789
(Gain) – loss on extinguishment of debt	(500)	58	(500)	136
Derivative (gain) loss	2,105	(4,745)	1,342	(807)
Other non-routine adjustments	218	—	217	(632)
Salary retirement and continuation costs	38	—	38	622
Adjusted EBITDA from continuing operations	3,931	2,845	11,322	6,523
Facility rent expense	2,080	1,937	6,195	5,787
Adjusted EBITDAR from continuing operations	$6,011	$4,782	$17,517	$12,310

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

Gemino Credit Facility

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

At December 31, 2011, the outstanding balance of approximately $7.3 million for the Gemino Credit Facility was classified as current as a result of the required lockbox arrangement and subjective acceleration clauses.

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

The PrivateBank credit facility matures on September 20, 2015.  Interest accrues on the principal balance thereof at an annual rate of the greater of 1% plus the prime interest rate per annum, or 5% per annum, and payments for the interest are payable monthly, commencing on October 1, 2012.  In addition, there is a non-utilization fee of 0% of the unused portion of the available credit. The PrivateBank credit facility may be prepaid at any time without premium or penalty, provided that such prepayment is accompanied by a simultaneous payment of all accrued but unpaid interest through the date of prepayment.  The PrivateBank credit facility is secured by a first priority security interest in the real property and improvements constituting nursing facilities owned and operated by AdCare.  AdCare has unconditionally guaranteed all amounts owing under the PrivateBank credit facility.

Proceeds from the PrivateBank credit facility were used to pay off all amounts outstanding under (i) a separate $2.0 million credit facility with PrivateBank under which certain subsidiaries of AdCare were borrowers and (ii) $ the Gemino Credit Facility.

The PrivateBank credit facility was modified in October 2012.  See Note 17 in the “Subsequent Events” section of Part 1, Item 1 of this Quarterly Report.

Glenvue

In July 2012, a wholly owned subsidiary of AdCare financed the skilled nursing facility located in Glennville, Georgia known as Glenvue Health & Rehabilitation by entering into a loan agreement for $6.6 million with PrivateBank.  The loan matures in July 2014 with a required final payment of approximately $6.4 million and accrues interest at an annual rate of the greater of 6.0% per annum or the LIBOR rate plus 4.0% per annum.  The loan requires monthly principal payments and interest.  Deferred financing costs incurred on the loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan.  The loan is secured by the Glenvue facility and guaranteed by AdCare.

Companions Specialized Care Center

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

For information on financings that have been entered into subsequent to September 30, 2012, see Note 17 in the “Subsequent Events” section of Part I, Item 1 of this Quarterly Report.

The following table presents selected data from our consolidated statement of cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2012 Restated (Note 2)	2011
Net cash provided by operating activities - continuing operations	$3,896	$1,126
Net cash used in operating activities - discontinued operations	(554)	(96)
Net cash used in investing activities - continuing operations	(57,203)	(54,661)
Net cash provided by investing activities - discontinued operations	50	—
Net cash provided by financing activities - continuing operations	56,467	59,904
Net cash used in financing activities - discontinued operations	(147)	(134)
Net change in cash and cash equivalents	2,509	6,139
Cash, Beginning	7,364	3,911
Cash decrease due to deconsolidation of variable interest entities (Note 2)	(180)	—
Cash, Ending	$9,693	$10,050

Nine months ended September 30, 2012

Net cash provided by operating activities for the nine months ended September 30, 2012, was approximately $3.3million, consisting primarily of our net loss from operations, changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, difference between straight-line rent and rent paid ,provision for bad debt and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activities.

Net cash used in investing activities for the nine months ended September 30, 2012, was approximately $57.2 million.  This is primarily the result of funding our acquisitions, including making escrow deposits and investments in equipment and other facility improvements.

Net cash provided by financing activities was approximately $56.3 million for the nine months ended September 30, 2012.  This is primarily the result of cash proceeds received from public stock offering, and proceeds from debt financings to primarily to fund our acquisitions and to increase borrowings in our revolving credit facilities, partially offset by repayments of existing debt obligations.

Nine months ended September 30, 2011

Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $1.0 million, consisting primarily of our net loss from operations less the noncash gain on acquisitions, and changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, provisions for bad debts and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activities.

Net cash used in investing activities for the nine months ended September 30, 2011, was approximately $54.7 million.  This is primarily the result of funding our acquisitions, including making escrow deposits and investments in equipment and other facility improvements.

Net cash provided by financing activities was approximately $59.8 million for the nine months ended September 30, 2011.  This is primarily the result of increases in borrowings on the line of credit, proceeds from debt financings primarily to fund our acquisitions and proceeds from exercises of warrants and options, partially offset by repayments of existing debt obligations.

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

Other than the remediation efforts discussed above, which occurred in 2013 and have included the involvement of our new finance and accounting leadership in the preparation, review, and approval of the consolidated financial statements included in this Annual Report, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since January 1, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, there were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Amendment to Purchase Agreement, dated July 19, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Previously filed

2.2	Purchase and Sale Agreement, dated as of August 9, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2012

2.3	Second Amendment to Purchase Agreement, dated as of August 31, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Previously filed

2.4	Third Amendment to Purchase Agreement, dated as of September 27, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Previously filed

2.5	Agreement of Sale, dated October 11, 2012, between AdCare Health Systems, Inc., certain of its subsidiaries named therein and CHP Acquisition Company, LLC	Previously filed

Exhibit No.	Description	Method of Filing

2.6	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of Edwards Redeemer Property Holdings, LLC and ER Nursing, LLC	Previously filed

2.7	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of WP Oklahoma Nursing, LLC	Previously filed

2.8	Membership Interest Power, dated October 12, 2012	Previously filed

2.9	Fourth Amendment to Purchase and Sale Agreement, dated October 8, 2012, between AdCare Property Holdings, LLC and First Commercial Bank	Incorporated by reference from Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed October 10, 2012

2.10	Membership Interest Purchase Agreement, dated as of September 25, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2012

2.11	Addendum to Membership Interest Purchase Agreement, dated as of September 26, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 1, 2012

2.12	First Amendment to Purchase and Sale Agreement, effective as of October 31, 2012, between AdCare Property Holdings, LLC and Winyah Nursing Home, LLC	Previously filed

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form 8-A filed on November 7, 2012

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.3	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing

10.1	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.2	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.3	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.4	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.5	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.6	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.7	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.8	Guaranty of Payment and Performance, dated as of July 2, 2012, issued by Glenvue H&R Property Holdings, LLC and AdCare Health Systems, Inc. for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.9	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.10

Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee

Incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.11	First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma	Incorporated by reference to Exhibit 10.39 of the Registrant’s

Exhibit No.	Description	Method of Filing

	County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.12	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.13	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Previously filed

10.14	Promissory Note, dated August 17, 2012, issued by CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P. in the amount of $5,000,000	Previously filed

10.15	Revolving Loan Promissory Note, made as of August 17, 2012, by and among CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Fund I, L.P. in the amount of $600,000	Previously filed

10.16	Assignment of Leases and Rents, dated as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.17

Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 17, 2012, made and entered into by CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.

Previously filed

10.18	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Fund I, L.P.	Previously filed

10.19	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Fund I, L.P.	Previously filed

10.20	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.21	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.22	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Previously filed

10.23	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.24	Loan and Security Agreement, dated as of September 20, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Previously filed

Exhibit No.	Description	Method of Filing

10.25	Modification Agreement, dated as of October 26, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Previously filed

10.26	Promissory Note, dated September 20, 2012, issued by the subsidiaries of AdCare Health Systems, Inc. named therein in favor of The PrivateBank and Trust Company in the amount of $10,600,000	Previously filed

10.27	Guaranty of Payment and Performance, made as of September 20, 2012, by AdCare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Previously filed

10.28	Payoff Confirmation Letter, dated September 20, 2012, from Gemino Healthcare Finance, LLC to AdCare Health Systems, Inc. and certain of its subsidiaries named therein	Previously filed

10.29	Release of Guarantees, dated September 20, 2012, from Gemino Healthcare Finance, LLC to certain subsidiaries of AdCare Health Systems, Inc. named therein	Previously filed

10.30	Second Amendment to Credit Agreement, dated September 20, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Previously filed

10.31	Temporary Extension Agreement, dated August 29, 2012, by and between APH & R Property Holdings, LLC and Metro City Bank	Previously filed

10.32	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.33	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.34	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.35	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.36	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.37	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.38	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.39	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.40	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.41	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.42	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC	Incorporated by reference from Exhibit 99.7 to the Registrant’s

Exhibit No.	Description	Method of Filing

	and Metro City Bank	Current Report on Form 8-K filed May 3, 2012

10.43	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.44	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Incorporated by reference from Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.45	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.46	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.47	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.48	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.49	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.50	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Incorporated by reference from Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.51	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.52	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.53	Assignment of Leases and Rents, dated June 8, 2012, by and	Incorporated by reference from Exhibit 10.22 of the Registrant’s

Exhibit No.	Description	Method of Filing

	between Mt. V Property Holdings, LLC and Metro City Bank	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.54	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.55	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.56	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Incorporated by reference from Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.57	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.58	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.59	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.60	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.61	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.62	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.63	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference from Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.64	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health	Incorporated by reference from Exhibit 10.41 of the Registrant’s

Exhibit No.	Description	Method of Filing

	Systems, Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.65	Employment Agreement, dated August 7, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference from Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

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
Ronald W. Fleming
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Amendment to Purchase Agreement, dated July 19, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Previously filed

2.2	Purchase and Sale Agreement, dated as of August 9, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2012

2.3	Second Amendment to Purchase Agreement, dated as of August 31, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Previously filed

2.4	Third Amendment to Purchase Agreement, dated as of September 27, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Previously filed

2.5	Agreement of Sale, dated October 11, 2012, between AdCare Health Systems, Inc., certain of its subsidiaries named therein and CHP Acquisition Company, LLC	Previously filed

2.6	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of Edwards Redeemer Property Holdings, LLC and ER Nursing, LLC	Previously filed

2.7	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of WP Oklahoma Nursing, LLC	Previously filed

2.8	Membership Interest Power, dated October 12, 2012	Previously filed

2.9	Fourth Amendment to Purchase and Sale Agreement, dated October 8, 2012, between AdCare Property Holdings, LLC and First Commercial Bank	Incorporated by reference from Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed October 10, 2012

2.10	Membership Interest Purchase Agreement, dated as of September 25, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed

Exhibit No.	Description	Method of Filing

October 1, 2012

2.11	Addendum to Membership Interest Purchase Agreement, dated as of September 26, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 1, 2012

2.12	First Amendment to Purchase and Sale Agreement, effective as of October 31, 2012, between AdCare Property Holdings, LLC and Winyah Nursing Home, LLC	Previously filed

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form 8-A filed on November 7, 2012

4.1	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.2	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

4.3	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.1	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.2	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

10.3	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed

Exhibit No.	Description	Method of Filing

July 5, 2012

10.4	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.5	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.6	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.7	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.8	Guaranty of Payment and Performance, dated as of July 2, 2012, issued by Glenvue H&R Property Holdings, LLC and AdCare Health Systems, Inc. for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.9	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

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

Incorporated by reference to Exhibit 10.39 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.12	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.13	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Previously filed

10.14	Promissory Note, dated August 17, 2012, issued by CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P. in the amount of $5,000,000	Previously filed

10.15	Revolving Loan Promissory Note, made as of August 17, 2012, by and among CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Fund I,	Previously filed

Exhibit No.	Description	Method of Filing

L.P. in the amount of $600,000

10.16	Assignment of Leases and Rents, dated as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.17

Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 17, 2012, made and entered into by CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.

Previously filed

10.18	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Fund I, L.P.	Previously filed

10.19	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Fund I, L.P.	Previously filed

10.20	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.21	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.22	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Previously filed

10.23	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Previously filed

10.24	Loan and Security Agreement, dated as of September 20, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Previously filed

10.25	Modification Agreement, dated as of October 26, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Previously filed

10.26	Promissory Note, dated September 20, 2012, issued by the subsidiaries of AdCare Health Systems, Inc. named therein in favor of The PrivateBank and Trust Company in the amount of $10,600,000	Previously filed

10.27	Guaranty of Payment and Performance, made as of September 20, 2012, by AdCare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Previously filed

10.28	Payoff Confirmation Letter, dated September 20, 2012, from Gemino Healthcare Finance, LLC to AdCare Health Systems, Inc. and certain of its subsidiaries named therein	Previously filed

10.29	Release of Guarantees, dated September 20, 2012, from Gemino Healthcare Finance, LLC to certain subsidiaries of	Previously filed

Exhibit No.	Description	Method of Filing

AdCare Health Systems, Inc. named therein

10.30	Second Amendment to Credit Agreement, dated September 20, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Previously filed

10.31	Temporary Extension Agreement, dated August 29, 2012, by and between APH & R Property Holdings, LLC and Metro City Bank	Previously filed

10.32	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.33	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.34	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.35	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012

10.36	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.37	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.38	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.39	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.40	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.41	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.42	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC	Incorporated by reference from Exhibit 99.7 to the Registrant’s

Exhibit No.	Description	Method of Filing

	and Metro City Bank	Current Report on Form 8-K filed May 3, 2012

10.43	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012

10.44	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Incorporated by reference from Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.45	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.46	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.47	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.48	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.49	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.50	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Incorporated by reference from Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.51	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.52	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.53	Assignment of Leases and Rents, dated June 8, 2012, by and	Incorporated by reference from Exhibit 10.22 of the Registrant’s

Exhibit No.	Description	Method of Filing

	between Mt. V Property Holdings, LLC and Metro City Bank	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.54	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.55	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.56	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Incorporated by reference from Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.57	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.58	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.59	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.60	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.61	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.62	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.63	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference from Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.64	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health	Incorporated by reference from Exhibit 10.41 of the Registrant’s

Exhibit No.	Description	Method of Filing

	Systems, Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.65	Employment Agreement, dated August 7, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference from Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

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