Form 10-K
period 2012-12-31
ADCARE HEALTH SYSTEMS, INC
filed 2013-07-08
CIK 1004724

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 001-33135

AdCare Health Systems, Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1332119 (I.R.S. Employer Identification No.)
1145 Hembree Road, Roswell, GA (Address of principal executive offices)	30076-1122 (Zip Code)

Registrant's telephone number including area code (678) 869-5116

         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NYSE MKT
Preferred Stock, no par value	NYSE MKT

         Securities registered under Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of AdCare Health Systems, Inc., common stock held by non-affiliates as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $42,035,226. The number of shares of AdCare Health Systems, Inc., common stock, no par value, outstanding as of June 24, 2013 was 14,788,288.

AdCare Health Systems, Inc.
Form 10-K

Special Note Regarding Forward Looking Statements

        Certain statements contained in this Annual Report on Form 10-K (this "Annual Report") in Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere are "forward-looking statements" within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

        All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this Annual Report. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this Annual Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

PART I.

Item 1.    Business

Overview

        AdCare Health Systems, Inc. ("AdCare") through its subsidiaries (together, the "Company" or "we"), own and manage skilled nursing facilities and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma, and South Carolina. As of December 31, 2012, AdCare, through its wholly owned separate operating subsidiaries, owns, leases and manages 50 facilities consisting of 46 skilled nursing facilities, three assisted living facilities and one independent living/senior housing facility which total approximately 5,000 beds. Our facilities provide a range of health care services to patients and residents, including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2012, of the total 50 facilities, we owned and operated 26 facilities, leased and operated 11 facilities, and managed 13 facilities (including one consolidated variable interest entity).

        The skilled nursing and assisted living facilities provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities. Through our subsidiaries, we provide a full complement of administrative services as well as consultative services that permit our local facility leadership teams to better focus on the delivery of healthcare services. We also provide these services to unaffiliated third party long term care operators and/or owners with whom we enter into management contracts. We currently provide these services to five unaffiliated facility owners. Each of our facilities is led by highly dedicated individuals who are responsible for key operational decisions at their facilities. Facility leaders and staff are trained and motivated to pursue superior clinical outcomes, high patient and family satisfaction, operating efficiencies and financial performance at their facilities. In addition, our facility leaders are enabled and motivated to share real-time operating data and otherwise benchmark clinical and operational performance against their peers in other facilities in order to improve clinical care, maximize patient satisfaction and augment operational efficiencies, promoting the sharing of best practices.

        Much of our historical growth can be attributed to our expertise in acquiring under-performing facilities and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. We intend to continue to grow our revenue and earnings by:

  •
  focusing on efficiencies in our operations and internal growth;

  •
  increasing the proportion of sub-acute patients within our skilled nursing facilities;

  •
  expanding clinical programs within our existing facilities;

  •
  continuing to acquire additional facilities in existing and new markets; and

  •
  evaluating and potentially targeting the acquisition of complementary businesses which provide services to skilled nursing facilities.

        Our principal executive offices are located at 1145 Hembree Road, Roswell, GA 30076, and our telephone number is (678) 869-5116. We maintain a website at www.adcarehealth.com.

Company History

        AdCare is an Ohio corporation. We were incorporated on August 14, 1991 under the name Passport Retirement, Inc. In 1995, we acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed our name to AdCare Health Systems, Inc.

Acquisitions and Dispositions

        We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities. During the year ended December 31, 2012, the Company acquired a total of 11 skilled nursing facilities and one assisted living facility described further below. The total purchase price for each acquisition is after final closing adjustments. The Company incurred a total of $2.0 million of acquisition costs related to these acquisitions in 2012 and has recorded the cost in the "Other Income (Expense)" section of the Consolidated Statements of Operations included in Part II, Item 8., "Financial Statements and Supplementary Data."

Acquisitions

        Eaglewood Care Center and Eaglewood Village.    On January 1, 2012, the Company acquired a 113-bed skilled nursing facility located in Springfield, Ohio, known as Eaglewood Care Center, and an 80-bed assisted living facility located in Springfield, Ohio known as Eaglewood Village. The total purchase price was $12.4 million.

        Little Rock, Northridge and Woodland Hills.    On April 1, 2012, the Company acquired a 154-bed skilled nursing facility located in Little Rock, Arkansas, known as Little Rock Health & Rehab, a 140-bed skilled nursing facility located in North Little Rock, Arkansas, known as Northridge Healthcare and Rehabilitation, and a 140-bed skilled nursing facility located in Little Rock, Arkansas, known as Woodland Hills Healthcare and Rehabilitation. The total purchase price was $27.2 million.

        Abington Place.    On April 30, 2012, the Company acquired a 120-bed skilled nursing facility located in Little Rock, Arkansas, known as Abington Place. The total purchase price was $3.6 million.

        Glenvue Nursing Home.    On July 2, 2012, the Company acquired a 160-bed skilled nursing facility located in Glennville, Georgia, known as Glenvue Nursing. The total purchase price was $8.2 million.

        Quail Creek Health and Rehab.    On July 3, 2012, the Company acquired a 118-bed skilled nursing facility located in Oklahoma City, Oklahoma, known as Quail Creek Health and Rehab. The total purchase price was $6.2 million including with assumed fair valued indebtedness of $3.2 million.

        Companions Specialized Care Center.    On August 17, 2012, the Company acquired a 121-bed skilled nursing facility located in Tulsa, Oklahoma, known as Companions Specialized Care Center. The total purchase price was $5.9 million.

        Sumter Valley Nursing and Rehab.    On December 31, 2012, the Company acquired a 96-bed skilled nursing facility located in Sumter, South Carolina, known as Sumter Valley Nursing and Rehab. The total purchase price was $5.6 million.

        Georgetown Healthcare and Rehab.    On December 31, 2012, the Company acquired an 84-bed skilled nursing facility located in Georgetown, South Carolina, known as Georgetown Healthcare and Rehab. The total purchase price was $4.2 million.

        Northwest Nursing Center.    On December 31, 2012, the Company acquired an 88-bed skilled nursing facility located in Oklahoma City, Oklahoma, known as Northwest Nursing Center. The total purchase price was $3.0 million.

        The following tables provide summary information regarding our acquisitions and facility composition (excluding discontinued operations) for the periods indicated:

	December 31,
	2012	2011
Cumulative number of facilities	50	37
Cumulative number of operational beds	4,996	3,603

		Number of Facilities as of December 31, 2012
State	Number of Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Alabama	408	2	1	—	—	3
Arkansas	1,041	10	—	—	—	10
Georgia	1,514	4	—	9	—	13
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	785	4	—	1	4	9
Oklahoma	882	3	—	—	8	11
South Carolina	180	2	—	—	—	2

Total	4,996	26	1	11	12	50

Facility Type
Skilled Nursing	4,697	24	—	11	11	46
Assisted Living	216	2	1	—	—	3
Independent Living	83	—	—	—	1	1

Total	4,996	26	1	11	12	50

        During 2012, we acquired 12 facilities (eleven skilled nursing facilities and one assisted living facility), bringing our Company's then total bed count to 4,996 at December 31, 2012. During 2011, we acquired 11 facilities (ten skilled nursing facilities and one assisted living facility), bringing our Company's then total bed count to 3,603 at December 31, 2011.

        We are currently evaluating acquisition opportunities in addition to those described above and we continue to seek new opportunities to further implement our growth strategy. No assurances are made that we will be able to complete any such acquisitions on terms acceptable to us, if at all.

Dispositions

        As part of the Company's strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility are reported as discontinued operations. Current assets and liabilities of the disposal groups are classified as such in the Consolidated Balance Sheets at December 31, 2012 and 2011 included in Part II, Item 8, "Financial Statements and Supplementary Data."

Growth Strategy

        Our objective is to be the provider of choice for health care and related services to the elderly in the communities in which we operate. We intend to grow our business through numerous initiatives.

We expect to continue to increase occupancy rates and revenue per occupied unit at our facilities. We believe that our current operations serve as the foundation on which we can build a large fully-integrated senior living company. We will target attractive geographic markets by using our existing infrastructure and operating model, to provide a broad range of high quality care in a cost-efficient manner.

        Organic Growth.    We intend to focus on improving our operating margins within all of our facilities. We continually seek to maintain and improve by:

  •
  increasing the proportion of higher revenue sub-acute health care services delivered at the Company's skilled nursing facilities;

  •
  attracting new residents through the on-site marketing programs focused on residents and family members;

  •
  actively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and

  •
  continually refurbishing and renovating our communities.

        Pursue Strategic Acquisitions.    We believe that our current infrastructure and extensive contacts within the industry will continue to provide us with the opportunity to evaluate numerous acquisition opportunities. We believe there is a significant opportunity for growth with a private to public arbitrage and opportunity to increase our operating margins by evaluating and potentially targeting the acquisition of complementary businesses which provide services to skilled nursing facilities.

        Fragmentation in the Industry Provides Acquisition and Consolidation Opportunities.    The senior living industry is highly fragmented and we believe that this provides significant acquisition and consolidation opportunities. We believe that the limited capital resources available to many small, private operators impedes their growth and exit prospects. We believe that we are well positioned to approach strategic small private operators and offer to them exit strategies which are not currently available as well as the ability to grow their business.

        Emphasize Employee Training and Retention.    We devote special attention to the hiring, screening, training, supervising and retention of our employees and caregivers. We have adopted comprehensive recruiting and screening programs for management positions that utilize corporate office team interviews and background and reference checks. We believe our commitment to and emphasis on quality hiring practices, employee training and retention differentiates us from many of our competitors.

        Positioned for Growth.    Our strategy typically begins with the acquisition of an independently owned, often times family operated, skilled nursing facility. We then utilize our proven clinical management and marketing programs to increase the proportion of more clinically complex sub-acute patients. These patients generate higher revenue per patient day. In many situations these patients are also more profitable. Additionally we are able to leverage our enhanced purchasing power and increase operating profit by providing more cost effective supplies and ancillary services. These management practices also assist in providing quality care to our patients and residents..

        Pursue Management Contracts.    We intend to pursue management opportunities for senior living communities. We believe that our management infrastructure and proven operating track record will allow us to take advantage of increased opportunities in the senior living market for new management contracts for third-party operators.

Operating Strategy

        Our operating philosophy is to provide affordable, quality care to our patients and residents. We execute this strategy by empowering and supporting our local leadership teams at the facilities. These facility teams are supported by seasoned regional staff that provide consultative assistance from both a clinical and operations perspective. Additionally, we provide centralized back office administrative services to the facilities such as accounting, payroll and accounts payable processing, purchasing, and IT support. Centralizing these non-patient centric activities is more efficient and cost effective and frees up facility staff to focus on patient care.

        Increase Revenues and Profitability at Existing Facilities.    Our strategy includes increasing facility revenues and profitability levels through increasing occupancy levels, increasing the percentage of sub-acute patients, maximizing reimbursement rates as appropriate, providing additional services to our current residents, and containing costs. Ongoing initiatives to promote higher occupancy levels and appropriate payor and case mixes at our senior living facilities include corporate programs to promote specialized care and therapy services as well as initiatives to improve customer service and develop safety programs to improve worker compensation insurance rates.

        Offer Services Based on Level of Care.    Our range of products and services is continually expanding to meet the evolving needs of our patients and residents. We have developed a variety of special clinical programs and care offerings that are responsive to particular geographic markets.

        Improve Operating Efficiencies.    We actively monitor and manage our operating costs. By having an established portfolio of properties, we believe that we have a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and the ability to provide more effective management supervision and financial controls.

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

        Promote an Internally-Developed Marketing Program.    We focus on the identification and provision of services needed by the community. We assist each facility administrator in analysis of local demographics and competition with a view toward complementary service development. Our belief is that this locally based marketing approach, coupled with strong corporate monitoring and support, provides an advantage over regional competitors.

        Operate the Facility Based Management Model.    We hire an administrator/manager and director of nursing for each of our skilled nursing facilities and provide them with autonomy, responsibility and accountability. We believe this allows us to attract and retain higher quality administrators and directors of nursing. This leadership team manages the day-to-day operations of each facility, including oversight of the quality of care, delivery of resident services, and monitoring of the financial performance and marketing functions. We actively recruit personnel to maintain adequate staffing levels at our existing facilities and provide financial and budgeting assistance for our administrators, directors of nursing and department managers.

Industry Trends

        The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher acuity patients than in the past.

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

Medicare and Medicaid Reimbursement

        Rising healthcare costs due to a variety of factors, including an aging population and increasing life expectancies, has generated growing demand for post-acute healthcare services in recent years. In an effort to mitigate the cost of providing healthcare benefits, third-party payors including Medicare, Medicaid, managed care providers, insurance companies and others have increasingly encouraged the treatment of patients in lower-cost care settings. As a result, in recent years skilled nursing facilities, which typically have significantly lower cost structures than acute care hospitals and certain other post-acute care settings, have generally been serving larger populations of higher-acuity patients than in the past. However, Medicare and Medicaid reimbursement rates are subject to change from time to time and reduction in rates could materially and adversely impact our revenue.

        Revenue derived directly or indirectly from Medicare reimbursement has historically comprised a substantial portion of our consolidated revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system ("PPS") for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group ("RUG") category that is based upon each patient's acuity level. In October 2010, the number of RUG categories was expanded from 53 to 66 as part of the implementation of the RUGs IV system and the introduction of a revised and substantially expanded patient assessment tool called the Minimum Data Set, version 3.0.

        On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS's fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS's fiscal year 2011 (which ended September 30, 2011). The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase, and reduced by a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 ("PPACA"). The final CMS rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changed the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.

        The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012, extending the Medicare Part B outpatient therapy cap exceptions process through December 31, 2012. The statutory Medicare Part B outpatient therapy cap for occupational therapy ("OT") was $1,880 for 2012, and the combined cap for physical therapy ("PT") and speech-language pathology services ("SLP") was also $1,880 for 2012. This is the annual per beneficiary therapy cap amount determined for each calendar year. Similar to the therapy cap, Congress established a threshold of $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services. All therapy services rendered above the $3,700 amount are subject to manual medical review and may be denied unless pre-approved by the provider's Medicare Administrative Contractor. The law requires an exceptions process to the therapy cap that allows providers to receive payment from Medicare for medically necessary therapy services above the therapy cap amount. Beginning October 1, 2012, some therapy providers may submit requests for exceptions (pre-approval for up to 20 therapy treatment days for beneficiaries at or above the $3,700 threshold) to avoid denial of claims for services above the threshold amount. The $3,700 figure is the defined threshold that triggers the provision for an exception request. Prior to October 1, 2012, there was no provision for an exception request when the threshold was exceeded.

        On July 27, 2012, CMS issued a final rule providing for, among other things, a net 1.8% increase in PPS payments to skilled nursing facilities for CMS's fiscal year 2013 (which began on October 1, 2012) as compared to PPS payments to skilled nursing facilities in CMS's fiscal year 2012 (which ended September 30, 2012). The 1.8% increase was on a net basis, reflecting the application of a 2.5% market basket increase, less a 0.7% multi-factor productivity adjustment mandated by PPACA. This increase is offset by the 2% sequestration reduction, discussed below, which became effective April 1, 2013.

        On January 1, 2013 the American Taxpayer Relief Act of 2012 (the "ATRA") extended the therapy cap exception process for one year. The ATRA also made additional changes to the Multiple Procedure Payment Reduction previously implemented in 2010. The existing discount to multiple therapy procedures performed in an outpatient environment during a single day was 25%. Effective April 1, 2013, ATRA increased the discount rate by an additional 25% to 50%. The ATRA additionally delayed the sequestration reductions of 2% to all Medicare payments until April 1, 2013.

        On May 8, 2013, CMS issued a proposed rule providing for an increase of 1.4% in PPS payments to skilled nursing facilities for CMS's fiscal year 2014 (which begins October 1, 2013) as compared to the PPS payments in CMS's fiscal year 2013 (which ends September 30, 2013). The proposed 1.4% increase is on a net basis, after the application of a 2.3% market basket increase reduced by a 0.5% forecast error correction and further reduced by a 0.4% multifactor productivity adjustment required by PPACA.

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

        Medicare.    Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must meet the CMS, "Conditions of Participation", on an ongoing basis, as determined in periodic facility inspections or surveys conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility services under the prospective payment system. The prospective payment for each beneficiary is based upon the medical condition of and care needed by the beneficiary. Medicare skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

        Managed Care and Private Insurance.    Managed care patients consist of individuals who are insured by a third-party entity, typically a senior health maintenance organization ("HMO") plan, or who are Medicare beneficiaries who have assigned their Medicare benefits to a senior HMO plan. Another type of insurance, long-term care insurance, is also becoming more widely available to consumers, but is not expected to contribute significantly to industry revenues in the near term.

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

        Whether information about our billing and reimbursement processes is obtained from external sources or activities such as Medicare and Medicaid audits or probe reviews or our regular day-to-day monitoring and training activities, we collect and utilize such information to improve our billing and reimbursement functions and the various processes related thereto. We continually strive to improve the efficiency and accuracy of all of our operational and business functions, including our billing and reimbursement processes. The table below sets forth our annual revenue by payor source during the year ended December 31, 2012 and 2011. Management fees of $2.2 million and $1.6 million in 2012 and 2011, respectively, are included in other.

	Year Ended December 31,
Amounts in (000's)	2012	2011
Annual Revenue by Payor
Medicaid	$108,459	$75,779
Medicare	58,181	42,524
Other	35,018	19,909

Total	$201,658	$138,212

Competition

        Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. We are in a competitive, yet fragmented, industry. While there are several national and regional companies that provide retirement living alternatives, we anticipate that our primary source of competition will be the smaller regional and local development and management companies. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our facilities compete varies from location to location, management believes that its facilities generally compete effectively with respect to these factors. Our competitors include assisted living communities and other retirement facilities and communities, home health care agencies, nursing homes, and convalescent centers, some of which operate on a not-for-profit or charitable basis. Our nursing homes and assisted living facilities compete with both national and local competitors. We also compete with other health care companies for facility acquisitions and management contracts. We give no assurance that additional facilities and management contracts can be acquired on favorable terms.

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

        Health Reform Legislation.    In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. PPACA, which was passed in 2010 and has implementation timing and costs and regulatory implications that are still uncertain in many respects, is among the most comprehensive and notable of these legislative efforts, and its full effects on us and others in our industry are still in many ways difficult to predict. The content or timing of any future health reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our financial condition and results of operations.

        While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are presently effective:

  •
  Enhanced CMPs and Escrow Provisions.  PPACA includes expanded civil monetary penalty ("CMP") and related provisions applicable to all Medicare and Medicaid providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow account pending final disposition of the applicable administrative and judicial appeals process. To the extent our businesses are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our results of operations.

  •
  Nursing Home Transparency Requirements.  In addition to expanded CMP provisions, PPACA imposes new transparency requirements for Medicare-participating nursing facilities. In addition to previously required disclosures regarding a facility's owners, management, and secured creditors, PPACA expanded the required disclosures to include information regarding the facility's organizational structure, additional information on officers, directors, trustees, and "managing employees" of the facility (including their names, titles, and start dates of services), and information regarding certain parties affiliated with the facility. The transparency provisions could result in the potential for greater government scrutiny and oversight of the ownership and investment structure for skilled nursing facilities, as well as more extensive disclosure of entities and individuals that comprise part of skilled nursing facilities' ownership and management structure.

  •
  Suspension of Payments During Pending Fraud Investigations.  PPACA provides the federal government with expanded authority to suspend Medicare and Medicaid payments if a provider is investigated for allegations or issues of fraud. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the suspension of payment provision is applied to one of our businesses for allegations of fraud, such a suspension could adversely affect our results of operations.

  •
  Overpayment Reporting and Repayment; Expanded False Claims Act Liability.  PPACA enacted several important changes that expand potential liability under the federal False Claims Act. Overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within specified deadlines, or else they are considered obligations of the provider for purposes of the federal False Claims Act. This new provision substantially tightens the repayment and reporting requirements generally associated with the operations of health care providers to avoid False Claims Act exposure.

  •
  Home and Community Based Services.  PPACA provides that states can provide home and community-based attendant services and support through the Community First Choice State plan option. States choosing to provide home and community-based services under this option must make them available to assist with activities of daily living, instrumental activities of daily living and health-related tasks under a plan of care agreed upon by the individual and his/her representative. For states that elect to make coverage of home and community-based services available through the community First Choice State plan option, the percentage of the state's Medicaid expenses paid by the federal government will increase by six percentage points. PPACA also includes additional measures related to the expansion of community and home-based services and authorizes states to expand coverage of community and home-based services to individuals who would not otherwise be eligible for them. The expansion of home and community-based services could reduce the demand for the facility-based services that we provide.

  •
  Health Care-Acquired Conditions.  PPACA provides that the Secretary of Health and Human Services must prohibit payments to states for any amounts expended for providing medical assistance for certain medical conditions acquired during the patient's receipt of health care services. CMS adopted a final rule to implement this provision of PPACA in the third quarter of 2011. The rule prohibits states from making payments to providers under the Medicaid program for conditions that are deemed to be reasonably preventable. It uses Medicare's list of preventable conditions in inpatient hospital settings as the base (adjusted for the differences in the Medicare and Medicaid populations) and provides states the flexibility to identify additional preventable conditions and settings for which Medicaid payments will be denied.

  •
  Value-Based Purchasing.  PPACA requires the Secretary of Health and Human Services to develop a plan to implement a value-based purchasing ("VBP") program for payments under the Medicare program for skilled nursing facilities and to submit a report containing the plan to Congress. The intent of the provision is to potentially reconfigure how Medicare pays for health care services, moving the program towards rewarding better value, outcomes, and innovations, instead of volume. According to the plan submitted to Congress in June 2012, the funding for the VBP program could come out of payment withholds from poor-performing skilled nursing facilities or by holding back a portion of the base payment rate or the annual update for all skilled nursing facilities. If a VBP program is ultimately implemented, it is uncertain what effect it would have upon skilled nursing facilities, but its funding or other provisions could negatively affect them.

  •
  Anti-Kickback Statute Amendments.  PPACA amended the Anti-Kickback Statute so that (i) a claim that includes items or services violating the Anti-Kickback Statute also would constitute a false or fraudulent claim under the federal False Claims Act and (ii) the intent required to violate the Anti-Kickback Statute is lowered such that a person need not have actual knowledge or specific intent to violate the Anti-Kickback Statute in order for a violation to be deemed to have occurred. These modifications of the Anti-Kickback Statute could expose us to greater risk of inadvertent violations of the statute and to related liability under the federal False Claims Act.

  •
  Accountable Care Organizations.  PPACA authorized CMS to enter into contracts with Accountable Care Organizations ("ACO"). ACOs are entities of providers and suppliers organized to deliver services to Medicare beneficiaries and eligible to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and with sufficient quality of care. CMS recently finalized regulations to implement the ACO initiative. The widespread adoption of ACO payment methodologies in the Medicare program, and in other programs and payors, could impact our operations and reimbursement for our services.

        On June 28, 2012, the United States Supreme Court ruled that the enactment of PPACA did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of PPACA to proceed. The provisions of PPACA discussed above are examples of recently enacted federal health reform provisions that we believe may have a material impact on the long-term care profession generally and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that other provisions of PPACA may be interpreted, clarified, or applied to our businesses in ways that could have a material impact on our business, financial condition and results of operations. Similar federal and/or state legislation that may be adopted in the future could have similar effects.

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

        Health Insurance Portability and Accountability Act of 1996 Compliance.    There are numerous legislative and regulatory requirements at the federal and state levels addressing patient privacy and security of health information. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions that require us to adopt and maintain business procedures designed to protect the privacy, security and integrity of patients' individual health information. States also have laws that apply to the privacy of healthcare information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. HIPAA's security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. These standards have had and are expected to continue to have a significant impact on the health care industry because they impose extensive requirements and restrictions on the use and disclosure of identifiable patient information. In addition, HIPAA established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of individually identifiable health information. The Health Information Technology for Clinical Health Act of 2009 expanded the requirements and noncompliance penalties under HIPAA and requires correspondingly intensive compliance efforts by companies such as ours, including self-disclosures of breaches of unsecured health information to affected patients, federal officials, and, in some cases, the media. On January 25, 2013, the Department of Health and Human Services promulgated new HIPAA privacy, security, and enforcement regulations, which increase significantly the penalties and enforcement practices of the Department regarding HIPAA violations. We implemented or upgraded computer and information systems as we believe necessary to comply with the new regulations. We believe that we are in substantial compliance with applicable state and federal regulations relating to privacy and security of patient information. However, if we fail to comply with the applicable regulations, we could be subject to significant penalties.

Employees

        As of December 31, 2012, excluding discontinued operations, we had approximately 4,400 total employees of which 2,900 were full time employees.

Item 1A.    Risk Factors

        The following are certain risk factors that could affect our business, operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. This section does not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock and our Series A Preferred Stock could decline.

Health care reform may affect our profitability and may require us to change the way our business is conducted.

        Health care is an area of extensive and frequent regulatory change. The manner and the extent to which health care is regulated at the federal and state level is evolving. Changes in the laws or new interpretations of existing laws may have a significant effect on our methods and costs of doing business. Our success will depend partially on our ability to satisfy the applicable regulations and requirements and to procure and maintain required licenses. Our operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care given to the residents and revisions in licensing and certification standards. We are and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies. We believe that our operations do not presently violate any existing federal or state laws, but we make no assurances that federal, state, or local laws or regulatory procedures which might adversely affect our business, financial condition, results of operations or prospects will not be expanded or imposed. A failure to comply with applicable requirements could cause us to be fined or could cause the cessation of our business, which would have a material adverse effect on our Company.

        In March 2010, the PPACA and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, these two measures make the most sweeping changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health care related provisions scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including new tools to address fraud and abuse. As the implementation of, and rulemaking with respect to, these measures is ongoing, we are unable to accurately predict the effect these laws or any future legislation or regulation will have on us or our operations, including future reimbursement rates and occupancy in our inpatient facilities.

Our business depends on reimbursement under federal and state programs, and federal and state legislation or other changes to reimbursement and other aspects of Medicaid and Medicare may reduce or otherwise adversely affect reimbursement amounts.

        A substantial portion of our revenue is derived from third-party payors, including Medicare and Medicaid programs. Our business, financial condition, results of operations and prospects would be adversely affected in the event that reimbursement rates under these programs are reduced or rise more slowly than the rate at which our costs increase or if there are changes in the way these programs pay for services. For example, services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all, or further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could occur, each of which could adversely impact our business, financial condition, results of operations and prospects.

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

        For example, on July 29, 2011, CMS announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. Moreover, CMS effectively reduced our Medicare reimbursement rates by nearly 11.7% by reducing rates as well as implementing changes to the RUG classification system. Similarly, in July 2011, Ohio Medicaid implemented reductions to the reimbursement rates of 6%.

        On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which requires the federal budget to include automatic spending reductions beginning in 2012, including reduction of not more than 2% to Medicare providers, but exempting reductions to certain Medicaid and Medicare benefits. With respect to Medicare, these automatic reductions went into effect on April 1, 2013. Also, on March 15, 2013, the Medicare Payment Advisory Commission recommended that Congress eliminate the market basket update and revise the prospective payment system to result in 2014 in a 4% reduction in Medicare payments to skilled nursing facilities, with subsequent reductions to follow. We are unable to accurately predict the impact these automatic and potential reductions will have on our business, and those reductions could materially adversely affect our business, financial condition, results of operations and prospects.

        Recent federal governmental proposals could limit the states' use of provider tax programs to generate revenue for their Medicaid expenditures, which could result in a reduction in our reimbursement rates under Medicaid. To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as "provider taxes." Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider's total revenue. There is no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures and, as a result, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

        We cannot currently estimate the magnitude of the potential Medicare and Medicaid rate or payment reductions, the impact of the failure of these programs to increase rates to match increasing expenses or the impact on us of potential Medicare and Medicaid policy changes, but they may be material to our operations and affect our future results of operations. We are unable to accurately predict whether future Medicare and Medicaid rates and payments will be sufficient to cover our costs. Future Medicare and Medicaid rate declines or a failure of these rates or payments to cover our costs could result in our experiencing materially lower earnings or losses.

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

        Recently, the federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, denials of payment for new Medicare and Medicaid admissions and civil monetary penalties. If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our industry, then we may become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation or be required to significantly change the way we operate our business.

        We operate in multiple states and the applicable regulatory provisions in each state are subject to changes over time. We continue to monitor state regulatory provisions applicable to our business to facilitate compliance with any revised or newly issued rules and policies.

        Federal and state healthcare fraud and abuse laws regulate both the provision of services to government program beneficiaries and the methods and requirements for submitting claims for services rendered to such beneficiaries. Under these laws, individuals and organizations can be penalized for submitting claims for services that are not provided, that have been inadequately provided, billed in an incorrect manner or other than as actually provided, not medically necessary, provided by an improper person, accompanied by an illegal inducement to utilize or refrain from utilizing a service or product, or billed or coded in a manner that does not otherwise comply with applicable governmental requirements. Penalties also may be imposed for violation of anti-kickback and patient referral laws.

        Federal and state governments have a range of criminal, civil and administrative sanctions available to penalize and remediate healthcare fraud and abuse, including exclusion of the provider from participation in the Medicare and Medicaid programs, fines, criminal and civil monetary penalties and suspension of payments and, in the case of individuals, imprisonment. We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.

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

        The Medicare Modernization Act of 2003 established a three year demonstration project to recover overpayments and identify underpayments on Medicare claims from hospitals, skilled nursing facilities and home health agencies through a review of claims previously paid by Medicare beginning in October, 2007. Medicare contracted nationwide with third parties known as Recovery Audit Contractors ("RAC") to conduct these reviews commonly referred to as RAC Audits. Due to the success of the program, the Tax Relief and Health Care Act of 2006 made the program permanent and mandated its expansion to all 50 states in 2010. We are also subject to other audits under various government programs, including Zone Program Integrity Contractors, Program Safeguard Contractors and Medicaid Integrity Contractors, in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper government payments. We make no assurances that our claims will not be selected for any such audits in the future and, if they are selected for any such audit, the extent to which these audits may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

        These laws and regulations are complex, and limited judicial or regulatory interpretation exists. While we make every effort to ensure compliance, we make no assurances that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such exclusion or penalties, if applied to us, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are required to comply with laws governing the transmission and privacy of health information.

        HIPAA requires us to comply with standards for the exchange of health information within our Company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals, and security, privacy and enforcement. If we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting the confidentiality of patient health information, we could be subject to criminal penalties and civil sanctions, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business, financial condition, results of operations and prospects.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and manage or support a variety of business processes, including medical records, financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential patient, resident and other customer information, such as individually identifiable information, including information relating to health protected by HIPAA. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems' improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. If personal or otherwise protected information of our patients is improperly accessed, tampered with or distributed, we may incur significant costs to remediate possible injury to the affected patients and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential patient health information. Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We intend to continue to expand our business through acquisitions.

        Our business model calls for seeking to acquire existing cash flowing operations and to expand our operations by pursuing an acquisition growth strategy to acquire and lease long-term care facilities, primarily skilled nursing facilities. Our success will largely depend on our ability to finance the new acquisitions and implement and integrate the new acquisitions into our management systems. As a result, we expect to experience all of the risks that generally occur with rapid expansion such as:

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

        If we are unable to successfully integrate the operations of an acquired property or business into our operations, we could be required to undertake unanticipated changes. These changes could increase our operating costs and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

        The pursuit of our growth strategy and the acquisition of new skilled nursing facilities may involve significant cash expenditures, debt incurrence, capital expenditures, additional operating losses, amortization of the intangible assets of acquired companies, dilutive issuances of equity securities and other expenses that could have a material adverse effect on our business, financial condition, results of operations and prospects.

        During 2013, we will need to obtain additional financing to implement our expansion strategy and fund our acquisitions. We are currently exploring several financing alternatives and may seek to raise additional capital through the sale of additional debt or equity securities. As of December 31, 2012, we had an accumulated deficit of $25.8 million and a working capital deficit of approximately $5.9 million. Our cumulative losses have, in the past, made it difficult for us to borrow adequate funds on what management believed to be commercially reasonable terms. There is no assurance that we will succeed in obtaining financing or will be able to raise additional capital through the issuance of debt or equity securities on terms acceptable to us, or at all, or that any financing obtained will not contain restrictive covenants that limit our operating flexibility. If we are unable to secure such additional financing, then we may be required to delay or modify our expansion plans. If we raise capital for new acquisitions through the sale of equity securities, then our shareholders may experience dilution.

We may be unable to complete future facility or business acquisitions at attractive prices or at all, which may adversely affect our revenue and financial condition.

        The profitability of our operations relies on acquiring existing cash flowing operations and expanding our operations by acquiring and leasing long-term care facilities, primarily skilled nursing facilities.

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

        We may not be able to efficiently or effectively integrate newly acquired facilities with our existing operations, culture and systems. The process of integrating acquired facilities into our existing operations may result in unforeseen operating difficulties, divert management's attention from existing operations or require an unexpected commitment of staff, financial or other resources, and the integration process may ultimately be unsuccessful. We recognize the importance of maintaining adequate staffing and supervision in our facilities at all times to ensure a high quality of care for our patients and residents. The financial benefits we expect to realize from many of our acquisitions rely largely upon our ability to improve performance, overcome regulatory deficiencies, increase and maintain occupancy and control costs. If we are unable to accomplish any of these objectives at facilities we acquire, we may not realize the expected benefits, which may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Circumstances that adversely affect the ability of seniors, or their families, to pay for our services could have material adverse effects on our business, financial condition, results of operations and prospects.

        Approximately 6% of our skilled nursing occupants and nearly all of the occupants of our assisted living facilities rely on their personal investments and wealth to pay for their stay in our facilities. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, continued high levels of unemployment, declines in market values of investments and home prices, or other circumstances that may adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend largely upon reimbursement from third-party payors, and our business, financial condition, results of operations and prospects could be adversely affected by any changes in the mix of patients in our facilities as well as payor mix and payment methodologies.

        Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in our patient mix, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, may significantly affect our profitability because we generally receive higher reimbursement rates for certain patients, such as rehabilitation patients, and because the payors reimburse us at different rates. As a result, changes in the case mix of patients as well as the payor mix may significantly affect our profitability. Particularly, a significant increase in Medicaid patients will have a material adverse effect on our business, financial condition, results of operations and prospects, especially if states operating Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates.

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

        We compete with national companies with respect to both our skilled nursing and assisted living facilities. Additionally, we also compete with local and regional based entities. Many of these competing companies have greater financial and other resources than we have. Failure to effectively compete with these companies may have a material adverse effect on our business, financial condition, results of operations and prospects.

        Our ability to compete is based on several factors, including, without limitation, building age, appearance, reputation, availability of patients, survey history and CMS rankings. We make no assurances that increases in competition in the future will not adversely affect our business, financial condition, results of operations and prospects.

The cost to replace or retain qualified personnel may affect our business, financial condition, results of operations and prospects, and we may not be able to comply with the staffing requirements of certain states.

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

        Certain states in which we currently operate, or may operate in the future, may have adopted minimum staffing standards, and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified, nurses, certified nurses' assistants and other personnel. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funding, through Medicaid appropriations or otherwise, to pay for any additional operating costs resulting from minimum staffing requirements, then our business, financial condition, results of operations and prospects may be adversely affected.

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

Successful union organization of our employees may adversely affect our business, financial condition, results of operations and prospects.

        Periodically, labor unions attempt to organize our employees. Although we currently have no collective bargaining agreements with unions with respect to our employees or our facilities, there is no assurance that this will continue to be the case in the future. If future federal legislation makes it easier for employee groups to unionize, then groups of our employees may seek union representation. If more of our employees unionize, we could experience business interruptions, work stoppages, declines in service levels due to union specific rules or increased operating expenses that may adversely affect our business, financial condition, results of operations and prospects.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

        We are dependent on our management team, and our future success depends largely upon the management experience, skill, and contacts of our management, and the loss of any of our key management team could harm our business. If we lose the services of any or all of our management team, we may not be able to replace them with similarly qualified personnel, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Environmental compliance costs and liabilities associated with our facilities may have a material adverse effect on our business, financial condition, results of operations and prospects.

        We are subject to various federal, state and local environmental and health and safety laws and regulations with respect to our facilities. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, with respect to our owned and leased property, we may be held liable for costs relating to the investigation and cleanup of any of our owned or leased properties from which there has been a release or threatened release of a regulated material as well as other properties affected by the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property's value, we could be liable for certain other costs, including, without limitation, governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. While we are not aware of any potential environmental problems, no assurances are made that such problems and the costs associated with them will not arise in the future. If any of our properties were found to violate environmental laws, we may be required to expend significant amounts of time and money to rehabilitate the property, and we may be subject to significant liability. Any environmental compliance costs and liabilities incurred may have a material adverse effect on our business, financial condition, results of operations and prospects.

Disasters and other adverse events may seriously harm our business.

        Our facilities and residents may suffer harm as a result of natural or man-made disasters such as storms, earthquakes, hurricanes, tornadoes, floods, fires, terrorist attacks and other conditions. Such events may disrupt our operations, harm our patients and employees, severely damage or destroy one more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that cannot currently be predicted.

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

        We currently maintain liability insurance. This insurance is intended to cover malpractice and other lawsuits. Although we believe that it is in keeping with industry standards, no assurances are made that claims in excess of our limits will not arise. Any such successful claims could have a material adverse effect upon our business, financial condition, results of operations and prospects. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect upon our ability to attract and retain patients and key personnel. In addition, our insurance policies must be renewed annually, and no assurances are made that we will be able to retain coverage in the future or, if coverage is available, that it will be available on acceptable terms.

We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with parties that may be considered related parties.

        From time to time, we have engaged in various transactions with Christopher Brogdon, Vice Chairman of the Board of Directors, owner of greater than 10% of our outstanding common stock and former Chief Acquisition Officer of the Company. These transactions, along with other related party transactions, are described in Note 22 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data."

        We believe that our affiliations with Mr. Brogdon, and other related parties have been, and will be, beneficial to us. Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, others may disagree with this position. In the past, in particular following periods of financial instability, shareholder litigation and dissident shareholder director nominations and shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with officers, directors and other affiliates. Our relationships with Mr. Brogdon and other related parties may give rise to such litigation, nominations or proposals which could result in substantial costs to us and a diversion of our resources and our management's attention, whether or not any allegations made are substantiated.

The costs of being publicly owned may strain our resources and impact our business, financial condition, results of operations and prospects.

        As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

        These requirements may place a strain on our systems and resources and have required us, and may in the future require us, to hire additional accounting and financial resources with appropriate public company experience and technical accounting knowledge. In addition, failure to maintain such internal controls could result in us being unable to provide timely and reliable financial information which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or cause us to be late in the filing of required reports or financial results. Any of the foregoing events could have an adverse effect on our business, financial condition, results of operations and prospects.

We have a history of operating losses and may incur losses in the future.

        For the year ended December 31, 2012, for amounts attributable to the Company, we had a net loss of $6.9 million compared to a net loss of $6.2 million for the year ended December 31, 2011. We make no assurances that we will be able to operate profitably. As of December 31, 2012, we have a working capital deficit of approximately $5.9 million.

        We intend to seek to improve our liquidity and profitability in future years by:

  •
  refinancing debt where possible to obtain more favorable terms;

  •
  increasing facility occupancy and the proportion of sub-acute patients within our skilled nursing facilities;

  •
  continuing our cost optimization and efficiency strategies;

  •
  acquiring additional long-term care facilities with existing cash flowing operations to expand our operations; and

  •
  adding additional management contracts.

        We believe the foregoing actions, if taken, will provide the opportunity for the Company to improve liquidity and achieve profitability. No assurances are made that such improvements or achievements will occur.

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

Our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital.

        As of December 31, 2012, we had approximately $171.9 million in indebtedness, including current maturities and discontinued operations. We may also obtain additional short-term and long-term debt to meet future capital needs, including to fund acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of cash flows from operations to interest and principal payments on outstanding debt, thereby limiting the availability of cash flow to fund acquisitions, capital expenditures, working capital and other general corporate requirements;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and industry;

  •
  place us at a competitive disadvantage compared with our competitors that have less debt; and

  •
  limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

        In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt agreements. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness.

We may not have sufficient liquidity to meet our capital needs.

        For the year ended and as of December 31, 2012, we had a net loss of $7.5 million and negative working capital of $5.9 million. At December 31, 2012, we had $15.9 million in cash and cash equivalents and $171.9 million in indebtedness, including current maturities and discontinued operations, of which $23.0 million is current debt (including the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $11.7 million which mature in October 2013 and approximately $3.7 million of mortgage notes included in liabilities of disposal group).

        Based on existing cash balances, anticipated cash flows for the year ending December 31, 2013, and new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $80.4 million of debt payments and maturities due between 2014 and 2016, excluding convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

        In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, or the convertible promissory notes due October 2013 are not converted into common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

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

We do not currently pay cash dividends on our common stock and do not anticipate doing so in the future.

        We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings after payment of dividends on our Series A Preferred Stock to fund our operations and, therefore, we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, no cash dividends may be declared or paid on our common stock unless full cumulative dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods.

We could be prevented from paying dividends on our Series A Preferred Stock and our common stock.

        We are a holding company, and we have no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to us so we may, among other things, pay dividends on our stock, if and to the extent declared by the Board of Directors. The ability of our subsidiaries to pay dividends and other distributions to us depends on their earnings and is restricted by the terms of certain agreements governing their indebtedness. If our subsidiaries are in default under such agreements, then they may not pay dividends or other distributions to us.

        In addition, we may only pay dividends on our stock if we have funds legally available for the payment of dividends and such payment is not restricted or prohibited by law, the terms of any shares with higher priority with respect to dividends or any documents governing our indebtedness. Our loan agreement with KeyBank National Association ("KeyBank") prohibits the payment of dividends on our stock if we fail to comply with certain financial covenants or if a default or event of default under the loan agreement has occurred. As such, we could become unable, on a temporary or permanent basis, to pay dividends on our stock, including our Series A Preferred Stock. In addition, future debt, contractual covenants or arrangements we or our subsidiaries enter into may restrict or prevent future dividend payments.

        The payment of any future dividends on our stock will be at the discretion of the Board of Directors and will depend, among other things, the earnings and results of operations of our subsidiaries, their ability to pay dividends and other distributions to AdCare under agreements governing their indebtedness, our financial condition and capital requirements, any debt service requirements and any other factors the Board of Directors deems relevant.

The price of our stock, in particular our common stock, has fluctuated, and a number of factors may cause the price of our stock to decline.

        The market price of our stock has fluctuated and could fluctuate significantly in the future as a result of various factors and events, many of which are beyond our control. These factors may include:

  •
  variations in our operating results;

  •
  changes in our financial condition, performance and prospects;

  •
  changes in general economic and market conditions;

  •
  the departure of any of our key executive officers and directors;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships, or transactions;

  •
  press releases or negative publicity relating to us or our competitors or relating to trends in health care;

  •
  government action or regulation, including changes in federal, state, and local health-care regulations to which we are subject;

  •
  the level and quality of securities analysts' coverage for our stock;

  •
  changes in financial estimates or recommendations by securities analysts with respect to us or our competitors; and

  •
  with respect to our common stock, future sales of our common stock.

In addition, the market price of our Series A Preferred Stock will also depend upon:

  •
  prevailing interest rates, increases in which may have an adverse effect on the market price of our Series A Preferred Stock;

  •
  trading prices of preferred equity securities issued by other companies in the industry;

  •
  the annual yield from distributions on our Series A Preferred Stock as compared to yields on other financial instruments; and

  •
  our issuance of additional preferred equity or debt securities.

        Furthermore, the stock market in recent years has experienced sweeping price and volume fluctuations that often have been unrelated to the operating performance of affected companies. These market fluctuations may also cause the price of our stock to decline.

        In the event of fluctuations in the price of our stock, shareholders may be unable to resell shares of our stock at or above the price at which they purchased such shares. Additionally, due to fluctuations in the price of our stock, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance.

Our directors and officers substantially control all major decisions.

        Our directors and officers beneficially own approximately 22.4% of our outstanding common stock. Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by shareholders, such as the election of directors, the amendment of our charter documents and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.

No assurance is made that Brogdon Family, LLC will commence a tender offer for the common stock or that, if commenced, such tender offer will be completed on terms acceptable to our shareholders or at all.

        On April 17, 2013, Brogdon Family, LLC ("Brogdon Family"), an affiliate of Christopher Brogdon, our Vice Chairman and beneficial owner of greater than 10% of the common stock, informed the Board of Directors of Brogdon Family's interest in commencing an unsolicited tender offer to acquire, at a price of $8.00 per share, such number of shares of common stock that would result in Mr. Brogdon beneficially owning at least 55%, but no more than 75%, of the outstanding shares of common stock (the "Tender Offer"). Brogdon Family also informed the Board of Directors, or otherwise disclosed, that the Tender Offer will be subject to certain conditions, including, but not limited to: (i) the valid tender of shares of common stock totaling at least 55% of the issued and outstanding common stock when added to the shares of common stock held by Brogdon Family and its affiliates; (ii) the absence of litigation regarding the Tender Offer; (iii) the absence of any governmental order being entered enjoining the Tender Offer (and that such order is not anticipated being entered); (iv) the receipt of any required governmental approvals; and (v) Brogdon Family obtaining appropriate financing.

        We do not control if or when Brogdon Family commences the Tender Offer or, if commenced, the ultimate terms of the Tender Offer, including the price offered for the common stock. No assurance is made that Brogdon Family will commence the Tender Offer or that, if commenced, it will be completed on terms acceptable to our shareholders or at all.

        If and when the Tender Offer is commenced, then, consistent with its fiduciary duties and as required by applicable law, the Board of Directors, in consultation with our independent financial and legal advisors (a) will review the Tender Offer to determine the course of action that it believes is in the best interests of us and our shareholders and (b) will advise shareholders of its formal position regarding the Tender Offer within ten business days after its commencement by making available to our shareholders and filing with the SEC a solicitation/recommendation statement on Schedule 14D-9.

        If the Tender Offer is commenced, then we will file a solicitation/recommendation statement with the SEC. INVESTORS AND ALL OF OUR SECURITY HOLDERS ARE URGED TO READ SUCH STATEMENT AND ANY OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. INVESTORS AND SECURITY HOLDERS WILL BE ABLE TO OBTAIN FREE COPIES OF THESE DOCUMENTS (WHEN AVAILABLE) AND OTHER DOCUMENTS FILED WITH THE SEC BY US THROUGH THE WEBSITE MAINTAINED BY THE SEC AT http://www.sec.gov.

Takeover defense provisions in Ohio law and our charter documents may delay or prevent takeover attempts thereby preventing our shareholders from realizing a premium on their common stock.

        Various provisions of Ohio corporation law and of our charter documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

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

Provisions in our charter documents provide for indemnification of officers and directors, which could require us to direct funds away from our business and future operations.

        Our charter documents provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our Company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation and growth of our business.

Item 1B.    Unresolved Staff Comments

        Disclosure pursuant to Item 1B of Form 10-K is not required to be provided by smaller reporting companies.

Item 2.    Properties

Facilities

        As of December 31, 2012, we operated 50 facilities in eight states with the operational capacity to serve approximately 4,996 residents. Of the facilities, we owned and operated 26 facilities, leased and operated 11 facilities, and managed 13 facilities (including one consolidated variable interest entity.

        The following table provides summary information regarding the number of operational beds at our facilities as of December 31 (excluding discontinued operations):

	December 31,
	2012	2011
Cumulative number of facilities	50	37
Cumulative number of operational beds	4,996	3,603

		Number of Facilities
State	Number of Operational Beds/Units	Owned	VIE	Leased	Managed for Third Parties	Total
Alabama	408	2	1	—	—	3
Arkansas	1,041	10	—	—	—	10
Georgia	1,514	4	—	9	—	13
Missouri	80	—	—	1	—	1
North Carolina	106	1	—	—	—	1
Ohio	785	4	—	1	4	9
Oklahoma	882	3	—	—	8	11
South Carolina	180	2	—	—	—	2

Total	4,996	26	1	11	12	50

Facility Type
Skilled Nursing	4,697	24	—	11	11	46
Assisted Living	216	2	1	—	—	3
Independent Living	83	—	—	—	1	1

Total	4,996	26	1	11	12	50

Corporate Office

        Our corporate office is located in Roswell, Georgia. We own the office building which contains approximately 10,000 square feet of office space. In addition, we have a month-to-month lease for a total of approximately 2,000 square feet of office space in the Atlanta, Georgia area.

Item 3.    Legal Proceedings

        We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that our services have resulted in injury or death to the residents of our facilities and claims related to employment, staffing requirements and commercial matters. Although we intend to vigorously defend ourselves in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on our business, results of operations and financial condition.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed for trading on the NYSE MKT LLC under the symbol "ADK". The high and low sales prices of our common stock during the quarters listed below were as follows:

		High	Low
"ADK"
2012	First Quarter	$4.89	$3.68
	Second Quarter	$3.96	$3.32
	Third Quarter	$4.70	$3.47
	Fourth Quarter	$5.35	$3.89

		High	Low
2011	First Quarter	$5.09	$3.90
	Second Quarter	$6.31	$4.66
	Third Quarter	$6.69	$4.15
	Fourth Quarter	$4.71	$3.70

        Based on information supplied from our transfer agent, there were approximately 500 shareholders of record of our common stock as of June 24, 2013.

        We have never declared or paid any cash dividends with respect to our common stock. Our ability to pay dividends will depend upon our future earnings and net worth. We are restricted by Ohio law from paying dividends on our common stock while insolvent or if such payment would result in a reduction of our stated capital below the required amount. In addition, no cash dividends may be declared or paid on our common stock unless full cumulative dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods. Furthermore, our loan agreement with KeyBank prohibits the payment of dividends on our stock if we fail to comply with certain financial covenants or if a default or event of default under the loan agreement has occurred.

        Except for payment of dividends on our Series A Preferred Stock, we currently intend to retain any future earnings to fund the operation and growth of our business. We do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table sets forth additional information as of December 31, 2012, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	1,350,861	$4.57	1,675,239
Equity compensation plan not approved by security holders(2)	3,767,481	$3.40	—

(1)
Represents options issued pursuant to the: (i) AdCare Health Systems, Inc. 2011 Stock Incentive Plan, (ii) 2005 Stock Option Plan of AdCare Health Systems, Inc., and (iii) 2004 Stock Option Plan of AdCare Health Systems, Inc., which were all approved by our shareholders.

(2)
Represents warrants issued outside of our shareholder approved plans to certain of our executive officers as an inducement to their employment with us and to certain non-employees for services provided by them:

•
On January 10, 2011, we issued to Boyd Gentry, as an inducement to become our Chief Executive Officer, a ten-year warrant to purchase 250,000 shares of our common stock at an exercise price of $4.13, which vests as to one-third of the underlying shares on the issue date and as to one-third of the underlying shares on each of the successive two anniversaries of the issue date. This warrant is subject to certain anti-dilution adjustments and, therefore, was adjusted on September 30, 2011 and October 22, 2012 for a 5% stock dividend. As a result, the warrant now represents the right to purchase 275,625 shares at an exercise price of $3.75 per share.

•
On March 31, 2011, we issued to Cantone Research, Inc., as partial consideration for serving as placement agent for the sale of certain promissory notes of the Company, a three-year warrant to purchase 250,000 shares of our common stock at an exercise price of $5.30 per share. This warrant is subject to certain anti-dilution adjustments, and, therefore, was adjusted on October 1, 2011 and October 22, 2012 for a 5% stock dividend. As a result, the warrant now represents the right to purchase 275,625 shares at an exercise price of $4.81 per share.

  •
  On December 19, 2011, we issued to David Rubenstein, as an inducement to become our Chief Operating Officer: (i) a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $4.13 per share and (ii) a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $4.97 per share. The first warrant vests as to one-third of the underlying shares on each of the first, second and third anniversaries of the issue date and the second warrant vests as to one-third of the underlying shares on each of the second, third and fourth anniversaries of the issue date. The warrants are subject to certain anti-dilution adjustments, and, therefore, were adjusted on October 22, 2012 for a 5% stock dividend. As a result, the warrants now represent the right to purchase: (i) 105,000 shares at an exercise price of $3.93 per share; and (ii) 105,000 shares at an exercise price of $4.58 per share.

  •
  On March 30, 2012, we issued to Cantone Asset Management LLC, as partial consideration for providing certain financing to the Company, a three-year warrant to purchase 300,000 shares of our common stock at an exercise price of $4.00. This warrant is subject to certain anti-dilution adjustments, and, therefore, was adjusted on October 22, 2012 for a 5% stock dividend. As a result, the warrant now represents the right to purchase 315,000 shares at an exercise price of $3.81 per share.

  •
  On April 1, 2012, we issued to Strome Alpha Offshore Ltd., as partial consideration for providing certain financing to the Company, a three-year warrant to purchase 312,500 shares of our common stock at an exercise price of $4.00. This warrant is subject to certain anti-dilution, adjustments, and, therefore, was adjusted on October 22, 2012 for a 5% stock dividend. As a result, the warrant now represents the right to purchase 328,125 shares at an exercise price of $3.81 per share.

  •
  On July 2, 2012, we issued to Cantone Research, Inc., as partial consideration for serving as placement agent for the sale of certain promissory notes of the Company, a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $4.00. This warrant is subject to certain anti-dilution adjustments, and, therefore, was adjusted on October 22, 2012 for a 5% stock dividend. As a result, the warrant now represents the right to purchase 105,000 shares at an exercise price of $3.81 per share.

  •
  On August 31, 2012, we issued to an investor relations firm, as partial consideration for providing certain investor relations services to the Company, a three-year warrant to purchase 15,000 shares of our common stock at an exercise price of $4.59. This warrant is subject to certain anti-dilution adjustments, and, therefore, was adjusted on October 22, 2012 for a 5% stock dividend. As a result, the warrant now represents the right to purchase 15,750 shares at an exercise price of $4.37 per share.

  •
  On October 1, 2012 we agreed to issue to an investor relations firm, as partial consideration for providing certain investor relations services to the Company, three-year warrants to purchase, in the aggregate, 120,000 shares of our common stock at exercise prices ranging from $5.75 to $7.00.

  •
  On December 28, 2012, we issued to Strome Alpha Offshore, Ltd., as partial consideration for providing certain financing to the Company, a ten-year warrant to purchase 50,000 shares of our common stock at an exercise price of $3.80. This warrant is subject to certain anti-dilution adjustments.

Item 6.    Selected Financial Data

        Disclosure pursuant to Item 6 of Form 10-K is not required to be provided by smaller reporting companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We own and operate skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma, and South Carolina. As of December 31, 2012, through our wholly owned separate operating subsidiaries, we operate 50 facilities comprised of 46 skilled nursing facilities, three assisted living facilities and one independent living/senior housing facility totaling approximately 5,000 beds. Our facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2012, of the total 50 facilities, we owned and operated 26 facilities, leased and operated 11 facilities, and managed 13 facilities (including one consolidated variable interest entity). As part of our strategy to focus on the growth of skilled nursing facilities, we decided in the fourth quarter of 2011 to exit the home health business; and accordingly, this business is reported as discontinued operations. We sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012 we entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility have an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations. We sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and the other in May 2013.

        As further discussed in the footnotes to the Consolidated Financial Statements included in this Annual Report (see Note 20, Variable Interest Entities, and Note 22, Related Party Transactions), effective August 1, 2011 entities (the "Oklahoma Owners") controlled by Christopher Brogdon (Vice Chairman of the Board of Directors, owner of greater than 10% of the outstanding common stock and former Chief Acquisition Officer of the Company) and his spouse, Connie Brogdon, (related parties to the Company), acquired five skilled nursing facilities located in Oklahoma (the "Oklahoma Facilities"). The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities. Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidation—Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

        During the process of finalizing the 2012 financial statements, the Company reassessed its prior conclusion that it should consolidate the Oklahoma Owners. In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners. The Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company's 2012 consolidated financial statements. The Company further concluded that including the Oklahoma Owners in its 2011 financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued 2011 financial statements. Note 20, Variable Interest Entities, in the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data," includes summarized financial statements of the Oklahoma Owners for 2011 that are included in the Company's 2011 consolidated financial statements.

Liquidity

        For the year ended and as of December 31, 2012, we had a net loss of $7.5 million and negative working capital of $5.9 million. At December 31, 2012, we had $15.9 million in cash and cash equivalents and $171.9 million in indebtedness, including current maturities and discontinued operations, of which $23.0 million is current debt (including the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $11.7 million which mature in October 2013 and approximately $3.7 million of mortgage notes included in liabilities of disposal group). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

        We anticipate that scheduled debt service (excluding outstanding convertible promissory notes but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $17.2 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $4.7 million for the year ending December 31, 2013. Debt service requirements for the year ending December 31, 2013 include approximately $1.9 million of bullet maturities that the Company believes could be refinanced on a longer term basis. In recent periods, we have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although, we anticipate the conversion to common stock of the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $11.7 million which mature in October 2013, we believe that our anticipated cash flow and committed funding sources would allow us to pay these notes in cash. These promissory notes are convertible into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $4.00 per share from January 1, 2013 through July 5, 2013, except for the last three trading days in March 2013. As discussed further below, if we were required to pay these notes in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

        We estimate that cash flow from operations, including approximately $2.0 million cash outlay for costs with respect to the Audit Committee review and inquiry discussed in Part II, Item 9A. "Controls and Procedures," and other working capital changes will be approximately $17.8 million for the year ending December 31, 2013. The Company expanded its existing credit facility with Gemino Healthcare Finance, LLC ("Gemino"): (i) in May 2013, to refinance and include one of the facilities the Company acquired in December 2012; and (ii) in June 2013, to refinance and include two additional facilities the Company also acquired in December 2012. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2013.

        Based on existing cash balances, anticipated cash flows for the year ending December 31, 2013, and new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $80.4 million of debt payments and maturities due between 2014 and 2016, excluding convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

        In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, or the convertible promissory notes due October 2013 are not converted into common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

Acquisitions

        We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities. During the year ended December 31, 2012, the Company acquired a total of eleven skilled nursing facilities and one assisted living facility described further below. The total purchase price for each acquisition is after final closing adjustments. The Company has incurred a total of $2.0 million of acquisition costs related to these acquisitions and has recorded the cost in the "Other Income (Expense)" section of the Consolidated Statements of Operations included in Part II, Item 8, "Financial Statements and Supplementary Data."

Eaglewood Care Center and Eaglewood Village

        On January 1, 2012, the Company acquired a 113-bed skilled nursing facility located in Springfield, Ohio, known as Eaglewood Care Center, and an 80-bed assisted living facility located in Springfield, Ohio, known as Eaglewood Village. The total purchase price was $12.4 million.

Little Rock, Northridge and Woodland Hills

        On April 1, 2012, the Company acquired a 154-bed skilled nursing facility located in Little Rock, Arkansas, known as Little Rock Health & Rehab, a 140-bed skilled nursing facility located in North Little Rock, Arkansas, known as Northridge Healthcare and Rehabilitation, and a 140-bed skilled nursing facility located in Little Rock, Arkansas, known as Woodland Hills Healthcare and Rehabilitation. The total purchase price was $27.2 million.

Abington Place

        On April 30, 2012, the Company acquired a 120-bed skilled nursing facility located in Little Rock, Arkansas, known as Abington Place. The total purchase price was $3.6 million after final closing adjustments.

Glenvue Nursing Home

        On July 2, 2012, the Company acquired a 160-bed skilled nursing facility located in Glennville, Georgia, known as Glenvue Nursing. The total purchase price was $8.2 million.

Quail Creek Health and Rehab

        On July 3, 2012, the Company acquired a 118-bed skilled nursing facility located in Oklahoma City, Oklahoma, known as Quail Creek Health and Rehab. The total purchase price was $6.2 million including assumed fair valued indebtedness of $3.2 million.

Companions Specialized Care Center

        On August 17, 2012, the Company acquired a 121-bed skilled nursing facility located in Tulsa, Oklahoma, known as Companions Specialized Care Center. The total purchase price was $5.9 million.

Sumter Valley Nursing and Rehab

        On December 31, 2012, the Company acquired a 96-bed skilled nursing facility located in Sumter, South Carolina, known as Sumter Valley Nursing and Rehab. The total purchase price was $5.6 million.

Georgetown Healthcare and Rehab

        On December 31, 2012, the Company acquired an 84-bed skilled nursing facility located in Georgetown, South Carolina, known as Georgetown Healthcare and Rehab. The total purchase price was $4.2 million.

Northwest Nursing Center

        On December 31, 2012, the Company acquired an 88-bed skilled nursing facility located in Oklahoma City, Oklahoma, known as Northwest Nursing Center. The total purchase price was $3.0 million.

Segments

        Consistent with our strategy to focus on the growth of our skilled nursing facilities and in light of our sale of the majority of our assisted living facilities (the completed sale of four of our assisted living facilities located in Ohio in fourth quarter of 2012), beginning in the fourth quarter of 2012, we only evaluate operating performance for our 46 skilled nursing facilities, our remaining three assisted living facilities and one independent living facility on a combined basis. Through the third quarter of 2012, we previously evaluated our operations under three segments: skilled nursing facilities ("SNF"), assisted living facilities ("ALF"), and Corporate & Other. Accordingly, management discussion and analysis on a segment basis is not included herein.

Primary Performance Indicators

        We focus on two primary indicators in evaluating our financial performance. Those indicators are facility occupancy and patient mix. Facility occupancy is important as higher occupancy generally leads to higher revenues. In addition, concentrating on increasing the number of Medicare covered admissions ("the patient mix") helps in increasing revenues. We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis. We also evaluate "Same Facilities" and "Recently Acquired Facilities" results. Same Facilities represent those owned and leased facilities we began to operate prior to January 1, 2011. Recently Acquired Facilities results represents those owned and leased facilities we began to operate subsequent to January 1, 2012.

        The tables below reflect our 2012 and 2011 patient care revenue key performance indicators for our skilled nursing facilities excluding discontinued operations. Excluding discontinued operations, our assisted living facilities represent approximately 2% and 1% of our total consolidated revenues in 2012 and 2011, respectively.

 SNF Average Occupancy

	Year Ended December 31,
	2012	2011
Same Facilities	85.9%	88.4%
Recently Acquired Facilities	71.2%	78.2%
Total	78.8%	86.0%

        We continue our work towards maximizing the number of patients covered by Medicare where our operating margins are higher.

SNF Patient Mix

	Same Facilities	Recently Acquired Facilities	Total	Same Facilities	Recently Acquired Facilities	Total
	2012	2012	2012	2011	2011	2011
Medicare	15.4%	12.7%	14.4%	15.0%	10.6%	14.1%
Medicaid	72.6%	72.6%	72.4%	74.8%	78.9%	75.6%
Other	12.0%	14.7%	13.2%	10.2%	10.5%	10.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

SNF Analysis by State For the Year Ended December 31, 2012:

State	Operational Beds at Period End	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC)	2012 Total Revenues	Medicare (Skilled) $PPD	Medicaid $PPD
Alabama	304	304	79.4%	11.4%	$18,341	$384.68	$178.26
Arkansas	1,009	869	63.3%	13.2%	41,929	389.72	172.79
Georgia	1,514	1,448	87.8%	14.9%	97,957	457.08	155.78
Missouri	80	80	65.4%	17.0%	3,560	407.05	133.34
North Carolina	106	106	83.7%	18.6%	7,353	456.49	160.74
Ohio	293	293	83.7%	15.8%	20,989	461.20	162.91
Oklahoma	318	100	72.6%	13.9%	5,053	432.60	134.85
South Carolina	180	—	—	—	—	—	—

Total	3,804	3,200	78.8%	14.4%	$195,182	$436.66	$161.57

SNF Analysis by State For the Year Ended December 31, 2011:

State	Operational Beds at Period End	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC)	2011 Total Revenues	Medicare (Skilled) $PPD	Medicaid $PPD
Arkansas	498	143	72.2%	14.1%	$7,565	$388.00	$168.35
Alabama	304	304	83.6%	11.1%	18,452	385.54	172.74
Georgia	1,380	1,263	89.6%	14.7%	81,849	477.17	141.72
Missouri	80	13	55.8%	16.9%	512	441.19	119.92
North Carolina	106	106	93.1%	18.6%	7,986	448.88	156.09
Ohio	293	194	83.5%	15.5%	13,670	357.19	154.00
Oklahoma	314	132	73.1%	7.3%	5,103	371.11	123.55

Total	2,975	2,155	86.0%	14.1%	$135,137	$445.80	$148.13

        Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenues. Medicare reimburses our skilled nursing facilities under PPS for certain inpatient-covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a RUG category that is based upon each patient's acuity level. On July 29, 2011, CMS announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. CMS announced it is recalibrating the case-mix indexes ("CMI") for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. Each RUG group consists of CMIs that reflect a patient's severity of illness and the services that a patient requires in the skilled nursing facility. In transitioning from the previous classification system to the new RUG-IV, CMS adjusted the CMIs for fiscal year 2011 based on forecasted utilization under this new classification system to establish parity in overall payments. The fiscal year 2011 recalibration of the CMIs will result in a reduction to skilled nursing facility payments of $4.47 billion, or 12.6%. However, this reduction would be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflects a 2.7% market basket increase, reduced by a 1.0% multi-factor productivity ("MFP") adjustment mandated by the PPACA. The combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration will yield a net reduction of $3.87 billion, or 11.1%.

Divestitures

        As part of the Company's strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility are reported as discontinued operations in 2012 and 2011.

        Total revenues from discontinued operations were $14.3 million and $14.9 million, respectively; in 2012 and 2011. Net income (loss) from discontinued operations was $7.2 million and ($1.2) million, respectively, in 2012 and 2011. Interest expense included in discontinued operations was $0.6 million and $0.8 million in 2012 and 2011, respectively. Income tax benefit included in discontinued operations was ($0.02) million and ($0.2) million in 2012 and 2011, respectively. The 2012 net income from discontinued operations includes a gain on sale of $6.7 million which includes a $6.9 million gain on the sale of four of the six Ohio assisted living facilities sold for $16.1 million in December 2012 and a $0.2 million loss on the exit of the Jeffersonville, Georgia leased business operation. The 2011 net loss from discontinued operations includes a $1.8 million goodwill impairment charge pertaining to the home health segment business.

Critical Accounting Policies

        We prepare our financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change. We believe that the following represents our critical accounting policies:

Consolidation with Entities in Which We Have Determined to Have a Controlling Financial Interest

        Arrangements with other business enterprises are evaluated, and those in which AdCare is determined to have controlling financial interest are consolidated. Guidance is provided by FASB ASC Topic 810-10, Consolidation—Overall, which addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in absences of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.

        We have evaluated and concluded that as of December 31, 2012, we have one relationship with a variable interest entity in which we have determined that we are the primary beneficiary required to consolidate the entity. See Note 20 to our consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data."

        As further discussed in the footnotes to the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data." (see Note 20, Variable Interest Entities, and Note 22, Related Party Transactions), effective August 1, 2011 entities (the "Oklahoma Owners") controlled by Mr. Brogdon and his spouse, Connie Brogdon, (related parties to the Company), acquired five skilled nursing facilities located in Oklahoma (the "Oklahoma Facilities"). The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities. Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to FAS Topic 810-10, Consolidation—Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

        During the process of finalizing the 2012 financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners. In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners. The Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company's 2012 consolidated financial statements. The Company further concluded that including the Oklahoma Owners in its 2011 financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued 2011 financial statements.

Revenue Recognition

        Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations. These judgments are based principally upon our experience with these programs and our knowledge of current rules and regulations applicable to these programs. We recognize revenues when services are provided and these amounts are reported at their estimated net realizable amounts. Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment and sometimes retroactive legislative changes.

Patient Care Receivables

        Patient care receivables are reported net of allowances for doubtful accounts. The administrators and managers of our properties evaluate the adequacy of the allowance for doubtful accounts on a monthly basis, and adjustments are made if necessary. Approximately 87% of our revenue in our nursing facilities is derived from Medicare and Medicaid qualifying residents. Charges to these payers are evaluated monthly to insure that revenue is recorded properly and that any adjustments necessitated by our contractual arrangement with these payers are recorded in the month incurred.

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

        Our asset impairment analysis is consistent with the fair value measurements described in ASC Topic 820, Fair Value Measurements and Disclosures. We recorded an impairment to goodwill of $1.8 million in 2011 due to our discontinuation of the home health segment. In 2012, the Company recognized impairment charges totaling $0.5 million related to its former corporate office building in Springfield, Ohio and an administrative office building in Rogers, Arkansas. Both of these office buildings are held for sale at December 31, 2012 with the planned sale to occur in 2013.

        If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

Self-Insurance Accruals

        As of October 1, 2012, the Company is self-insured for employee medical claims and has a large deductible workers' compensation plan (in all states except for Ohio, where workers' compensation is covered under a premium-only policy provided by the Ohio Bureau of Worker's Compensation, a state funded program required by Ohio's monopolistic workers' compensation system). Determining reserves for healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

Business Combinations

        The Company follows ASC Topic 805, Business Combinations ("ASC 805"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. During 2012, we expensed approximately $2.0 million in acquisition costs related to the transactions discussed in Note 19 of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data." ASC 805 requires that we make certain valuations to determine the fair value of assets acquired and the liabilities assumed. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.

Stock-Based Compensation

        We recognize compensation cost for all share-based payments granted after January 1, 2006 based on various vesting criteria over the requisite service period. We calculate the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the years ended December 31, 2012 and 2011, we recorded share-based compensation charges for various employee and non-employee services totaling approximately $1.0 million and $1.0 million, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expenses.

Income Taxes

        As required by ASC Topic 740, Income Taxes ("ASC 740"), we determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. At December 31, 2012 we maintain a valuation allowance of approximately $8.0 million to reduce the deferred tax assets by the amount we believe is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant ASC 740 guidance when accounting for uncertainty in income taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Results of Operations

Same and Recently Acquired Facility Patient Care Revenue Analysis:

	Total Patient Care Revenues Year Ended December 31,
Amounts in (000's)	2012	2011
Same Facilities	$112,811	$111,682
Recently Acquired Facilities	86,691	24,910

Total	$199,502	$136,592

Continuing Operations:

	Year Ended December 31,
(Amounts in 000's, except per share data)	2012	2011	Change	Percent Change
Revenues:
Patient care revenues	$199,502	$136,592	$62,910	46%
Management revenues	2,156	1,620	536	33%

Total revenues	201,658	138,212	63,446	46%

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	168,207	111,819	56,888	50%
General and administrative expenses	17,005	13,281	3,724	28%
Facility rent expense	7,689	7,193	496	7%
Depreciation and amortization	6,805	3,359	3,446	103%
Salary retirement and continuation costs	43	1,451	(1,408)	(97)%

Total expenses	199,749	137,103	62,646	46%

Income from Operations	1,909	1,109	800	72%

Other Income (Expense):
Interest expense, net	(13,224)	(7,381)	(5,843)	(79)%
Acquisition costs, net of gains	(1,962)	(1,163)	(799)	(69)%
Derivative (loss) gain	(1,741)	957	(2,698)	(282)%
Gain (Loss) on extinguishment of debt	500	(141)	641	(455)%
Gain (Loss) on disposal of assets	2	(111)	113	102%
Other income	(124)	551	(675)	(122)%

Total other expense, net	(16,549)	(7,288)	(9,261)	(127)%

Loss from Continuing Operations Before Income Taxes	(14,640)	(6,179)	(8,461)	(137)%
Income tax (expense)	(97)	(215)	118	55%

Loss from Continuing Operations	$(14,737)	$(6,394	$(8,343)	(130)%

        Patient Care Revenues—Total patient care revenues increased by $62.9 million, or 46.1% from 2011 to 2012, primarily as a result of the facilities acquired in 2012, full year of operations in 2012 for facilities acquired in 2011 and the optimization of resident mix.

        Management Revenues—Management revenues (net of eliminations) increased by $0.5 million, or 33.1%. In 2011 the management fee charged to the Oklahoma Owners was eliminated in the process of consolidating the Oklahoma Owners as a consolidated variable interest entity. Upon deconsolidation of the Oklahoma Owners in 2012, the management fee is recognized as a third party transaction.

        Cost of Services—Cost of services increased by $56.4 million, or 50.4%, in 2012 as compared to 2011 primarily from the acquisitions in both years. Cost of services as a percentage of patient care revenue increased slightly from 81.9% in 2011 to 84.3% in 2012. The increase in cost of services as a percentage of patient care revenue is primarily due to the effect in 2012 from the operations of certain 2012 acquired facilities prior to the Company achieving completion of its cost reduction optimization strategy for acquired facilities.

        General and Administrative—General and administrative costs increased by $3.7 million to $17.0 million in 2012 from $13.3 million in 2011. We increased our corporate overhead structure throughout 2012 in response to the growth needs and opened an accounting service center located in Roswell, Georgia during the second quarter of 2011. As a percentage of revenue, general and administrative costs declined to 8.4% in 2012 compared to 9.5% in 2011 reflecting increased leverage of our fixed costs over the scale of expanding operations from acquisitions.

        Facility Rent Expense—Facility rent expenses increased by $0.5 million, or 6.9% from 2011 to 2012. The increase in facility rent expense is due to annual increases in lease rates and the addition of one new leased facility in the fourth quarter of 2011.

        Depreciation and Amortization—Depreciation and amortization increased $3.4 million in 2012 compared to 2011. The depreciation increase is directly related to acquisition activity that was not included in the 2011 results and the impairment charges of $0.4 million to write down the carrying value of an office building located in Rogers, Arkansas and $0.1 million to reduce the net book value of the Company's former Springfield, Ohio office to net realizable value. In addition, the acquisitions resulted in intangibles that are being amortized during the period.

        Salary Retirement and Continuation Costs—In 2011, we incurred certain retirement and salary continuation costs of approximately $1.5 million related to separation agreements with prior officers of the Company.

        Interest Expense, net—Interest expense, net increased $5.8 million, or 79.1% from 2011 to 2012. We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.

        Acquisition Costs, net of Gains—For 2012, acquisition costs were $2.0 million, compared to $1.2 million for 2011. In 2011 we recognized bargain purchase gains of $1.1 million partially offset by $2.3 million of acquisition costs related to the 2011 acquisitions. No bargain purchase gains were recognized in 2012.

        Derivative Gain/Loss—For 2012, the derivative loss was $1.7 million compared to a gain of $1.0 million in 2011. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the year in comparison to the beginning of the year. The fair value of the derivative instrument was $3.6 million at December 31, 2012 compared to $1.9 million at December 31, 2011.

        (Gain) Loss on Debt Extinguishment—In March 2011, we issued a promissory note in the amount of $1.4 million. Subsequent to March 31, 2011, we repaid this promissory note. In June 2011, we recorded a loss on debt extinguishment related to a conversion of debt. In August 2011, we refinanced our Southland Care Center resulting in a loss on debt extinguishment. The total loss recognized in 2011 related to the unamortized deferred financing costs written-off upon in these transactions totaled $0.1 million. In 2012, a non-cash gain of $0.6 million was recognized in connection with a litigation settlement.

        Other Income/(Expense)—For 2012, other income, net was $0.1 million compared to $0.6 million in 2011. In 2011, the collections of receivables purchased in the acquisitions of five leased facilities in 2010 was $0.6 million more than expected resulting in additional income for 2011.

        Income Tax Expense—Income tax expense in 2012 is comparable to 2011 with a decrease of $0.1 million in income tax expense from 2011 to 2012.

Discontinued Operations:

        As part of the Company's strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business. The 2011 net loss from discontinued operations of $1.2 million includes a $1.8 million goodwill impairment charge pertaining to the home health business. The 2012 net income from discontinued operations of $7.2 million includes a gain on sale of $6.7 million.

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

        For the year ended and as of December 31, 2012, we had a net loss of $7.5 million and negative working capital of $5.9 million. At December 31, 2012, we had $15.9 million in cash and cash equivalents and $171.9 million in indebtedness, including current maturities and discontinued operations, of which $23.0 million is current debt (including the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $11.7 million which mature in October 2013 and approximately $3.7 million of mortgage notes included in liabilities of disposal group). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

        We anticipate that scheduled debt service (excluding outstanding convertible promissory notes but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $17.2 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $4.7 million for the year ending December 31, 2013. Debt service requirements for the year ending December 31, 2013 include approximately $1.9 million of bullet maturities that the Company believes could be refinanced on a longer term basis. In recent periods, we have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although, we anticipate the conversion to common stock of the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $11.7 million which mature in October 2013, we believe that our anticipated cash flow and committed funding sources would allow us to pay these notes in cash. These promissory notes are convertible into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $4.00 per share from January 1, 2013 through July 5, 2013, except for the last three trading days in March 2013. As discussed further below, if we were required to pay these notes in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

        We estimate that cash flow from operations, including approximately $2.0 million cash outlay for costs with respect to the Audit Committee review and inquiry discussed in Part II, Item 9A. "Controls and Procedures," and other working capital changes will be approximately $17.8 million for the year ending December 31, 2013. The Company expanded its existing credit facility with Gemino Healthcare Finance, LLC ("Gemino"): (i) in May 2013, to refinance and include one of the facilities the Company acquired in December 2012; and (ii) in June 2013, to refinance and include two additional facilities the Company also acquired in December 2012. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2013.

        Based on existing cash balances, anticipated cash flows for the year ending December 31, 2013, and new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $80.4 million of debt payments and maturities due between 2014 and 2016, excluding convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

        In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, or the convertible promissory notes due October 2013 are not converted into common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

        The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000's)	2012	2011
Net cash provided by operating activities—continuing operations	$1,124	$542
Net cash provided by operating activities—discontinued operations	403	1,450
Net cash used in investing activities—continuing operations	(70,853)	(60,772)
Net cash provided by (used in) investing activities—discontinued operations	11,691	(218)
Net cash provided by financing activities—continuing operations	72,609	62,722
Net cash used in financing activities—discontinued operations	(6,221)	(271)

Net change in cash and cash equivalents	8,753	3,453
Cash and cash equivalents at beginning of period	7,364	3,911
Cash decrease due to deconsolidation of variable interest entity	(180)	—

Cash and cash equivalents at end of period	$15,937	$7,364

Year Ended December 31, 2012

        Net cash provided by operating activities—continuing operations for the year ended December 31, 2012, was approximately $1.1 million consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activity. The net cash provided by operating activities—discontinued operations was approximately $0.4 million.

        Net cash used in investing activities—continuing operations for the year ended December 31, 2012, was approximately $70.9 million. This is primarily the result of funding our acquisitions, including making escrow deposits as well as capital expenditures throughout the facilities and new computer software. Net cash provided by investing activities—discontinued operations was approximately $11.7 million.

        Net cash provided by financing activities—continuing operations was approximately $72.6 million for the year ended December 31, 2012. This is primarily the result of cash proceeds received from warrant exercises, increases in borrowings on the line of credit, and proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations. Net cash used in financing activities—discontinued operations was approximately $6.2 million consisting of repayments of existing debt obligations.

Year Ended December 31, 2011

        Net cash provided by operating activities—continuing operations for the year ended December 31, 2011, was $0.5 million consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs); all primarily the result of routine operating activity. The net cash provided by operating activities—discontinued operations was approximately $1.4 million.

        Net cash used in investing activities—continuing operations for the year ended December 31, 2011, was approximately $60.8 million. This is primarily the result of funding our acquisitions, including making escrow deposits as well as capital expenditures throughout the facilities and new computer software. Net cash used in investing activities—discontinued operations was approximately $0.2 million for the year ended December 31, 2011.

        Net cash provided by financing activities—continuing operations was approximately $62.7 million for the year ended December 31, 2011. This is primarily the result of cash proceeds received from warrant exercises, increases in borrowings on the line of credit, and proceeds from debt financings to fund our acquisitions, partially offset by repayments of existing debt obligations. Net cash used in financing activities—discontinued operations was approximately $0.3 million consisting of repayments of existing debt obligations.

        Total notes payable and other debt obligations as of December 31, 2012 and 2011 were as follows:

	December 31,
Amounts in (000's)	2012	2011
Revolving credit facilities and lines of credit	$9,204	$8,651
Senior debt—guaranteed by HUD	9,699	15,738
Senior debt—guaranteed by USDA	28,370	38,717
Senior debt—guaranteed by SBA	6,189	5,087
Senior debt—bonds, net of discount	16,265	6,176
Senior debt—other mortgage indebtedness	75,188	24,063
Other debt	4,004	4,196
Convertible debt issued in 2010, net of discount	10,948	10,105
Convertible debt issued in 2011	4,509	4,509
Convertible debt issued in 2012	7,500	—

Total	171,876	117,242
Less current portion	19,387	11,909
Less portion included in liabilities of disposal group held for sale	3,662	240

Notes payable and other debt, net of current portion	$148,827	$105,093

Scheduled Maturities

        The schedule below summarizes the scheduled maturities as of December 31, 2012 for each of the next five years and thereafter. The 2013 maturities include $3.7 million related to the Vandalia HUD mortgage note classified as liabilities of disposal group held for sale at December 31, 2012 that was assumed by the buyer of the Hearth & Home of Vandalia assisted living facility that the Company sold in a transaction that closed in May 2013 (see Note 3 and Note 23 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.").

Amounts in (000's)
2013	$23,661
2014	20,561
2015	30,888
2016	41,000
2017	3,750
Thereafter	52,789

Subtotal	172,649
Less: unamortized discounts ($702 classified as current)	(1,131)
Plus: unamortized premiums ($90 classified as current)	358

Total notes and other debt	$171,876

Gemino Credit Facility

        On September 20, 2012, AdCare terminated and paid off all amounts outstanding under that certain Credit Agreement, dated October 29, 2010, between Gemino and AdCare (the "Gemino Credit Facility"). The Gemino Credit Facility was a secured credit facility for borrowings up to $7.5 million, which was to mature on October 29, 2013. As of September 20, 2012, the amount outstanding in principal balance was approximately $4.2 million which was paid from funds made available to AdCare from a new credit facility entered into with The PrivateBank and Trust Company ("PrivateBank"). Interest accrued on the principal balance outstanding of the Gemino Credit Facility at an annual rate equal to LIBOR rate plus the applicable margin of 4.75% to 5.00%, depending on the principal amount outstanding. The Gemino Credit Facility contained various financial covenants and other restrictions, including a fixed charge cover ratio and maximum loan turn days, as well as borrowing base restrictions. No material early termination penalties were incurred by AdCare as a result of the termination.

        At December 31, 2011, the outstanding balance of approximately $7.3 million for the Gemino Credit Facility was classified as current as a result of the required lockbox arrangement and subjective acceleration clauses.

Gemino-Bonterra Amendment

        On September 20, 2012, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of AdCare ("Bonterra") entered into a Second Amendment to the Credit Agreement with Gemino ("Gemino-Bonterra Credit Facility"), which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino. The Gemino-Bonterra Credit Facility is a secured credit facility for borrowings up to $2.0 million. The amendment extends the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amends certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrues on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuates depending upon the principal amount outstanding. As of December 31, 2012, $1.3 million was outstanding under the Gemino-Bonterra Credit Facility.

        On December 20, 2012, Bonterra entered into a Third Amendment to the Credit Agreement with Gemino, which amended the original Credit Agreement, dated April 27, 2011, between Bonterra and Gemino. The Third Amendment altered the financial covenant in the original credit agreement to exclude the Oklahoma Owners under another credit agreement with Gemino from the covenant calculation of maximum loan turn days and acknowledges that Bonterra shall not be obligated, directly or indirectly, for any indebtedness or obligations of the Oklahoma Owners to Gemino.

PrivateBank Credit Facility

        On September 20, 2012, in connection with the payoff of the Gemino Credit Agreement noted above, AdCare entered into a Loan and Security Agreement with PrivateBank ("PrivateBank Credit Facility"). Under the terms of the PrivateBank Credit Facility, PrivateBank provides $10.6 million principal amount for a three-year period on senior secured revolving credit facility limited to borrowing base restrictions and offset by a $0.7 million standby letter of credit at December 31, 2012, increasing to $2.5 million at July 31, 2013.

        The PrivateBank Credit Facility matures on December 31, 2016. Interest is accrued on the principal balance at an annual rate of the greater of (i) 1% plus the prime interest rate per annum, or (ii) 5% per annum. Payments for the interest are due monthly and commenced on October 1, 2012. In addition, there is a non-utilization fee of 0.5% on the unused portion of the available credit. The PrivateBank Credit Facility may be prepaid at any time without premium or penalty, provided that such prepayment is accompanied by a simultaneous payment of all accrued and unpaid interest, through the date of prepayment. The PrivateBank Credit Facility is secured by a first priority security interest in the real property and improvements constituting nursing facilities owned and operated by AdCare. AdCare has unconditionally guaranteed all amounts owed to PrivateBank under the PrivateBank Credit Facility.

        Proceeds from the PrivateBank Credit Facility were used to pay off all amounts outstanding under a separate $2.0 million credit facility with PrivateBank under which certain subsidiaries of AdCare were borrowers, and the Gemino Credit Facility.

        On October 26, 2012, the Company and certain of its wholly owned subsidiaries, on the one hand, and PrivateBank entered into a Modification Agreement which amends the PrivateBank Credit Facility, dated as of September 20, 2012, between certain of the Company's wholly owned subsidiaries and PrivateBank. The Modification Agreement amends the loan agreement to: (i) allow PrivateBank to issue additional letters of credit for the account of the borrowers under the loan agreement; and (ii) change the total amount that may be issued under any letters of credit to $2.5 million. The modification agreement did not change the maximum amount that may be borrowed under the loan agreement by the borrowers, which remains at $10.6 million. As of December 31, 2012, $7.7 million was outstanding under the PrivateBank Credit Facility.

Contemporary Healthcare Senior

        On August 17, 2012 in conjunction with the acquisition of Companions Specialized Care Center in Tulsa, OK, two wholly owned subsidiaries of the Company entered into a Loan Agreement with Contemporary Healthcare Senior ("Contemporary") and issued a promissory note in favor of Contemporary for a principal amount of $600,000 ("Contemporary $600,000 Loan"). The Contemporary $600,000 Loan matures on August 20, 2015 and interest accrues on the principal balance at an annual rate of 9.0%. Payments for the interest and a portion of the principal in excess of the borrowing base are payable monthly, commencing on September 20, 2012. As of December 31, 2012, $0.2 million was outstanding under the Contemporary $600,000 Loan.

Senior Debt—Guaranteed by HUD

Hearth and Home of Vandalia

        In connection with the Company's January 2012 refinancing of the assisted living facility known as Hearth and Home of Vandalia, owned by a wholly owned subsidiary of AdCare, the Company obtained a term loan, insured by U.S. Department of Housing and Urban Development ("HUD"), with a financial institution for a total amount of $3.7 million that matures in 2041. The HUD term loan requires monthly principal and interest payments with a fixed interest rate of 3.74%. Deferred financing costs incurred on the term loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The HUD term loan has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022. This mortgage note was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company's assisted living facilities located in Ohio (see Note 3 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.").

Other Senior Debt—Guaranteed by HUD

        For three facilities, the Company has term loans insured by HUD a financial institution that totaled approximately $6.0 million at December 31, 2012. The combined HUD mortgage notes require monthly principal and interest payments of approximately $45,000 with fixed interest rates ranging from 5.95% to 7.25%. The notes mature at various dates starting in 2027 through 2038. Deferred financing costs incurred on these loans amounted to approximately $0.3 million and are being amortized to interest expense over the life of the notes. The loans have prepayment penalties of 3.5% to 6% through 2013 declining by 1% each year through 2022. The loans have certain restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement.

Sale of Ohio ALFs

        On December 28, 2012, AdCare sold four of its assisted living facilities located in Ohio and used a portion of the funds to pay off the principal balance of their HUD loans in the amount of $6.4 million. On February 28, 2013, AdCare completed the sale of one additional assisted living facility and used the proceeds to repay the principal balance of the HUD loan with respect to the facility in the amount of $1.9 million (see Note 23 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.").

Senior Debt—Guaranteed by USDA

        For five facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions that totaled approximately $28.4 million at December 31, 2012. The combined USDA mortgage notes require monthly principal and interest payments of approximately $0.2 million adjusted quarterly with a variable interest rate of prime plus 1.0% to 1.75% with a floor of 5.50% to 6.00%. The notes mature at various dates starting in 2035 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.8 million and are being amortized to interest expense over the life of the notes. In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 8% to 9% through 2013 declining by 1% each year capped at 1% for the remainder of the term.

Senior Debt—Guaranteed by SBA

Stone County

        In June 2012, Mt. V Property Holdings, LLC. ("Stone County"), a wholly owned subsidiary of AdCare, entered into a loan agreement with the Economic Development Corporation of Fulton County (the "CDC"), an economic development corporation working with the SBA, in the amount of $1.3 million. The funding from the CDC loan of $1.3 million was used to satisfy a $1.3 million Metro City Bank loan that was used to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.

        The CDC loan matures in July 2032 and accrues interest at a rate of 2.42% per annum. The CDC loan is payable in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule. The CDC loan may be prepaid, subject to prepayment premiums, during the first 10 years. There are also annual fees associated with the CDC loan, including an SBA guarantee fee. The CDC loan is secured by a second in priority security deed on the Stone County Nursing and Rehabilitation facility and guarantees from AdCare, the SBA and a wholly owned subsidiary of AdCare. As of December 31, 2012, $1.3 million was outstanding under the CDC loan.

Other Senior Debt—Guaranteed by SBA

        For three facilities, the Company has term loans insured 75% by the SBA with a financial institution that totaled approximately $4.9 million at December 31, 2012. The combined SBA mortgage notes require monthly principal and interest payments of approximately $28,000 with an interest rate of 2.42% to 5.5%. The notes mature at various dates starting in 2031 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.2 million and are being amortized to interest expense over the life of the note. In addition, the loans have an annual renewal fee for the SBA guarantee of 0.13% to 0.25% of the guaranteed portion. The loans have prepayment penalties ranging from 2.48% to 3.0% declining each year until year 10.

Senior Debt—Bonds, net of Discount

Eaglewood Village Bonds

        In April 2012, a wholly owned subsidiary of AdCare entered into a loan agreement with the City of Springfield in the State of Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield's Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between the City of Springfield and the Bank of Oklahoma. The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum. The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.6 million and are being amortized to interest expense over the life of the loan. The loan is secured by the Company's assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare. There is an original issue discount of $0.3 million and restricted assets of $0.3 million related to this loan. As of December 31, 2012, $6.6 million was outstanding under the Series 2012A First Mortgage Revenue Bonds and $0.6 million was outstanding under the Taxable Series 2012B First Mortgage Revenue Bonds. The unamortized discount on the bonds was $0.2 million at December 31 2012.

Quail Creek

        In July 2012, a wholly owned subsidiary of AdCare financed the purchase of a skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The

Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended as of September 1, 2001. The indebtedness under the Loan Agreement and Indenture consists of a principal amount of $2.8 million. In July of 2012, the purchase price allocation of fair value totaling $3.2 million was assigned to this indebtedness resulting in a $0.4 million premium that is being amortized to maturity. The loan matures in August 2016 and accrues interest at a fixed rate of 10.25% per annum. The loan is secured by the Quail Creek facility.

        As of December 31, 2012, $2.8 million was outstanding under the Loan Agreement. The unamortized premium on the bonds was $0.4 million at December 31 2012.

Riverchase

        The Company's consolidated variable interest entity, Riverchase Village ADK, LLC ("Riverchase"), has revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama which the Company has guaranteed the obligation under the bonds.

        The Series 2010A portion of $5.8 million matures on June 1, 2039. The Series 2010B portion of $0.5 million matures serially beginning on June 1, 2012 through June 1, 2017, with annual redemption amounts ranging from $75,000 to $100,000. The Series 2010A and 2010B bonds may be redeemed early beginning on June 1, 2012 through May 31, 2015 at a redemption price ranging from 101% to 103% of the principal amount plus accrued interest. Any early redemption after May 31, 2015 is at a redemption price of 100% of the principal amount plus accrued interest. The bonds require monthly payments of fixed interest of $38,000 at a weighted average effective interest rate of 7.9%.

        As of December 31, 2012, $5.8 million was outstanding under the Series 2010A portion and $0.5 million was outstanding under the Series 2010 B portion of the bonds. The bonds contain an original issue discount that is being amortized over the term of the notes. The unamortized discount on the bonds was $0.2 million at December 31 2012.

Senior Debt—Other Mortgage Indebtedness

Woodland Manor

        In connection with the Company's January 2012 acquisition of the skilled nursing facility known as Woodland Manor, the Company entered into a loan agreement for $4.8 million with PrivateBank. The loan matures in December 2016 with a required final payment of $4.3 million and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum. The loan requires monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015. The loan is secured by the Woodland Manor facility and guaranteed by AdCare. As of December 31, 2012, $4.7 million was outstanding under loan agreement.

Little Rock, Northridge and Woodland Hills

        In connection with the Company's April 2012 acquisition of three skilled nursing facilities located in Arkansas known as Little Rock, Northridge and Woodland Hills, the Company entered into a loan agreement for $21.8 million with PrivateBank. The loan originally matured in March 2017 with a required final payment of $19.7 million and has since been amended. The loan accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum and requires monthly principal payments plus interest for total current monthly payments of $0.2 million. Deferred financing costs incurred on the loan amounted to $0.4 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015. The loan is secured by the three facilities and guaranteed by AdCare. The Company has $1.8 million of restricted assets related to this loan.

        On June 15, 2012, the Company entered into a modification agreement with PrivateBank to modify the terms of the loan agreement. The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.

        A portion of the PrivateBank loan with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank National Association ("KeyBank") on December 28, 2012, as discussed below. On December 28, 2012, certain subsidiaries of the Company entered into a Second Modification Agreement with PrivateBank which modified the loan agreement. The modification, among other things, extends the term of the PrivateBank loan from March 30, 2013 to December 31, 2016; releases certain subsidiaries of the Company related to the Northridge facility and Woodland Hills facility from liability under two of the promissory notes and other related documents under the credit facility; and reduces the total outstanding amount owed under the credit facility from $21.8 million to $13.7 million. As of December 31, 2012, $13.7 million was outstanding under loan agreement.

Abington Place Metro City Bank

        In connection with the Company's June 2012 acquisition of the skilled nursing facility located in Little Rock, Arkansas known as Abington Place, a wholly owned subsidiary of AdCare, entered into a short-term loan agreement for $3.4 million with Metro City Bank. In August 2012, the maturity date was extended from September 2012 to January 2014. The note accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum. Deferred financing costs incurred on the loan amounted to $0.1 million and are amortized to interest expense over the life of the loan. The loan was secured by the Abington Place facility and guaranteed by AdCare.

        The Abington Metro City Bank loan was paid off and refinanced with Key Bank on December 28, 2012 as discussed below.

Stone County

        In June 2012, Mt. V Property Holdings, LLC ("Stone County"), a wholly owned subsidiary of AdCare, entered into two loan agreements with Metro City Bank in the amounts of $1.3 million and $1.8 million. The purpose of these agreements was to refinance existing debt in the original principal amount of $3.1 million used to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.

        The $1.3 million loan from Metro City Bank was repaid with the funding from the CDC loan of $1.3 million. The $1.8 million Metro City Bank loan matures in June 2022 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum. Deferred financing costs incurred on this loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The Metro City Bank loan has a prepayment penalty of 10% for any prepayment through June 2013. The penalty is reduced by 1% each year until the loan maturity date. The Metro City Bank loan is secured by the Stone County Nursing and Rehabilitation facility and is guaranteed by AdCare. As of December 31, 2012, $1.8 million was outstanding under the Metro City Bank loan.

Glenvue

        In July 2012, Glenvue Health & Rehabilitation, a wholly owned subsidiary of AdCare, financed the acquisition of a skilled nursing facility located in Glennville, Georgia, by entering into a loan agreement for $6.6 million with PrivateBank. The loan matures in July 2014 with a required final payment of $6.4 million and accrues interest at an annual rate of the greater of (i) 6.0% per annum; or (ii) the

LIBOR rate plus 4.0% per annum. The loan requires monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan is secured by the Glenvue facility and guaranteed by AdCare. As of December 31, 2012, $6.5 million was outstanding under the loan.

Companions Specialized Care

        In August 2012, a wholly owned subsidiary of AdCare, financed the acquisition of a skilled nursing facility located in Tulsa, Oklahoma, known as Companions Specialized Care Center, by entering into a loan agreement for $5.0 million with Contemporary Healthcare Capital. The loan matures in August 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term. The loan is secured by the Companions Specialized Care facility and guaranteed by AdCare. As of December 31, 2012, $5.0 million was outstanding under the loan.

Northridge, Woodland Hills and Abington

        On December 28, 2012, the Company's wholly owned subsidiaries which own the Northridge, Woodland Hills and Abington facilities entered into a Secured Loan Agreement with the KeyBank National Association (the "KeyBank Credit Facility"). The KeyBank Credit Facility provides for a $16.5 million principal amount senior secured credit facility and matures on February 27, 2015; provided, however, that the KeyBank Borrowers may extend the maturity date by an additional six months if certain conditions are met. Interest on the KeyBank Credit Facility accrues on the principal balance thereof at an annual rate of 4.25% plus the current LIBOR rate. The KeyBank Credit Facility may be prepaid at any time without premium or penalty, provided that the KeyBank Borrowers pay any costs of KeyBank in re-employing such prepaid funds. AdCare Health Systems, Inc., AdCare Property Holdings, LLC, and AdCare Operations, LLC. have unconditionally guaranteed all amounts owing under the KeyBank Credit Facility.

        Proceeds from the KeyBank Credit Facility were used to pay off all amounts outstanding under an unsecured promissory note, dated April 1, 2012, issued by the Company in favor of Strome Alpha Offshore Ltd. in the amount of $5.0 million; payoff of an existing credit facility with Metro City Bank with respect to the Abington facility in the amount of $3.4 million; and payoff of the portion of the PrivateBank Credit Facility which relates to the Northridge and Woodland Hills in the amount of $8.1 million. As of December 31, 2012, $16.5 million was outstanding under the KeyBank Credit Facility.

Sumter Valley and Georgetown

        In connection with the closing of the Sumter and Georgetown facilities acquisition, two wholly owned subsidiaries of AdCare Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC entered into a Loan Agreement with Metro City Bank, dated December 31, 2012 in which Metro City Bank issued a promissory note for an aggregate principal amount of $7.0 million (the "Metro City Bank Loan"). The Metro City Bank Loan matures on February 1, 2014. Interest on the loan accrues on the principal balance thereof at an annual rate of 1.5% per annum plus the prime interest rate, to be adjusted quarterly (but in no event shall the total interest be less than 5.50% per annum), and payments for the interest are payable monthly, commencing on February 1, 2013. The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, is payable on February 1, 2014. AdCare and certain of its subsidiaries have unconditionally guaranteed all amounts owing under the Metro City Bank Loan. As of December 31, 2012, $7.0 million was outstanding under the Metro City Bank Loan.

Northwest

        In connection with the acquisition of the Northwest Nursing Center facility, a wholly owned subsidiary of AdCare, issued a note pursuant to a Loan Agreement with First Commercial Bank, dated December 31, 2012, for a principal amount of $1.5 million. The note matures on December 31, 2017. Interest on the note accrues on the principal balance thereof at an annual rate equal to the prime interest rate (but in no event shall the interest rate be less than 5.00% per annum), and payments for the interest are payable monthly, commencing on January 31, 2013. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31, 2017. AdCare and certain subsidiaries of the Company have unconditionally guaranteed all amounts owing under the note. As of December 31, 2012, $1.5 million was outstanding under the loan.

Hembree Road Building

        In November 2012, in connection with the acquisition of AdCare's corporate offices at Hembree Road, Roswell, Georgia, a wholly owned subsidiary of AdCare issued a promissory note in favor of Fidelity Bank for a principal amount of $1.1 million. The note matures in December 2017. Interest on the note accrues on the principal balance thereof at a fixed rate of 5.5% per annum and payments for the interest and principal are due monthly, commencing in December 2012. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31, 2017. As of December 31, 2012, $1.0 million was outstanding under the loan.

Senior Debt—Other Mortgage Indebtedness

        For five facilities the Company has obtained various term loans that totaled approximately $17.3 million at December 31, 2012. The combined mortgage notes require monthly principal and interest payments of approximately $0.1 million with interest rates of 6.00% to 6.25%. The notes mature at various dates starting in 2016 through 2031. Deferred financing costs incurred on these loans amounted to approximately $0.5 million and are being amortized to interest expense over the life of the notes.

        The remaining mortgage note balance is related to the financing on the Company's former corporate headquarters in Springfield, Ohio with a balance of approximately $0.2 million at December 31, 2012. The mortgage requires fixed monthly payments of approximately $3,000 plus interest at LIBOR plus 3.00% maturing in 2017. The building was sold in June 2013 and the mortgage was paid.

Other Debt

Eaglewood Village Promissory Note

        In January 2012, two wholly owned subsidiaries of AdCare issued a promissory note to the seller in the amount of $0.5 million in connection with the January 2012 acquisition of the assisted living facility located in Springfield, Ohio. The note matures in January 2014 and requires a final payment of $0.5 million. The note bears interest at 6.5% per annum payable monthly beginning in February 2012. The note requires monthly principal and interest payment. The note may be prepaid without penalty at any time.

Cantone Promissory Notes

        In March 2012, AdCare issued an unsecured promissory note to Cantone Asset Management LLC in the amount of $3.5 million. In April 2012, AdCare issued another promissory note to Cantone Asset Management LLC in the amount of $1.5 million. In July 2012, these two promissory notes were refinanced through the issuance to Cantone Asset Management LLC of an 8% subordinated convertible note in the principal amount of $5.0 million.

        The $5.0 million of promissory notes issued to Cantone Asset Management LLC was refinanced as part of the $7.5 million in subordinated convertible promissory notes issued in July 2012 that is discussed below.

Strome Note

        In April 2012, AdCare issued an unsecured promissory note in the amount of $5.0 million to Strome Alpha Offshore Ltd. The promissory note matured in November 2012, and the Company paid off the promissory note on December 28, 2012, using the proceeds from the KeyBank Credit Facility discussed in Note 9 to our Consolidated Financial Statements included in this Annual Report. Interest accrued on the promissory note at a fixed rate of 10% per annum.

Sumter Valley Promissory Note

        In connection with the acquisition of the facility known as Sumter Valley Nursing and Rehab in December 2012, a subsidiary of AdCare issued a promissory note to the seller of the facility in the amount of $0.3 million. Interest on the note accrues at a rate of 6% per annum. Principal and interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2014, or the date upon which the Company refinances its loan relating to the Sumter facility. AdCare has unconditionally guaranteed all amounts owed under the note. At December 31, 2012, $0.2 million remained outstanding on this promissory note.

Georgetown Promissory Note

        In connection with the acquisition of the facility known as Georgetown Healthcare and Rehab in December 2012, a subsidiary of AdCare issued a secured subordinated promissory note to the seller of the Georgetown facility in the amount of $1.9 million. Interest on the note accrues at a rate of 7% per annum. Interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2013; or the date upon which the Company refinances its loan with Metro City Bank relating to the Georgetown Healthcare and Rehab Facility. AdCare has unconditionally guaranteed all amounts owing under the note.

Pinnacle Healthcare Promissory Notes

        The Company previously issued promissory notes in the aggregate principal amount of $2.4 million. The notes mature March 1, 2014, and bear interest at 7% payable quarterly in arrears the first day of each December, March, June and September beginning December 1, 2011. The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of March 1, 2013, June 1, 2013, September 1, 2013 and December 1, 2013 and a final payment of $150,000 on March 1, 2014. The notes may also be prepaid without penalty at any time. At December 31, 2012, $1.2 million remained outstanding.

Mountain Trace Promissory Notes

        Mountain Trace ADK, LLC, a wholly owned subsidiary of AdCare, previously issued promissory notes in the aggregate principal amount of $1,000,000. The notes mature April 1, 2013, and bear interest at 11% payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011. The notes may also be prepaid without penalty by providing fifteen days prior notice. The Company received proceeds of $0.9 million net of legal and other financing costs. At December 31, 2012, $0.2 million remained outstanding.

Convertible Debt

Subordinated Convertible Notes Issued in 2010

        On October 26, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers an aggregate of $11.1 million in principal amount of the Company's Subordinated Convertible Notes, bearing 10% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.

        On October 29, 2010, the Company entered into an amendment and joinder agreement to effectuate the sale of an additional $0.8 million in principal amount of Notes. The initial sale of $11.1 million in principal amount of Notes occurred on October 26, 2010, and the subsequent sale of $0.8 million in principal amount of Notes occurred on October 29, 2010. The notes mature in October 2013.

        The Notes are convertible at the option of the holder into shares of common stock of the Company at a current conversion price of $3.73 (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, as further discussed in Note 10 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.", and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events) that is subject to future reductions if the Company issues equity instruments at a lower price. Since there is no minimum conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed that was required to be bifurcated from the Notes and accounted for separately as a derivative liability recorded at fair value (see Note 15 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data."). At the time of initial measurement, the derivative had an estimated fair value of $2.6 million resulting in a discount on the Notes. The discount is being amortized over the term of the Notes. At December 31, 2012, the unamortized discount on the Notes was $0.7 million.

        There was a conversion of a $0.2 million note that was part of the October 26, 2010 offering. It was recorded in two $0.1 million allotments. The first one converted in July 2011 at a price of $4.13 per share and resulted in the issuance of 18,160 shares. The second converted in November 2011 at a price of $3.92 and resulted in the issuance of 19,132 shares. As of December 31, 2012, $11.7 million was outstanding under the Notes.

Subordinated Convertible Notes Issued in 2011

        On March 31, 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers an aggregate of $2.1 million in principal amount of the Company's Subordinated Convertible Notes. On April 29, 2011, the Company issued an additional $1.8 million in principal amount of the convertible debt issuance. On May 6, 2011, the Company issued an additional $0.6 in principal amount of the Notes. As of December 31, 2012, the total outstanding principal amount of the Notes is $4.5 million. Approximately $1.4 million of the proceeds obtained were used to repay the short-term promissory note that was issued March 31, 2011 and related accrued interest.

        The Notes bear a 10% interest per annum and are payable quarterly in cash in arrears beginning June 30, 2011. The Notes mature on March 31, 2014. Debt issuance costs of $0.6 million are being amortized over the life of the Notes.

        The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $4.80 (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, as further discussed in Note 10 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.", and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar events. The Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.

Subordinated Convertible Notes Issued in 2012

        AdCare entered into a Securities Purchase Agreement, dated as of June 28, 2012, with certain accredited investors pursuant to which the Company issued and sold such investors on July 2, 2012 an aggregate of $7.5 million in principal amount of the Company's 8.0% subordinated convertible promissory notes. The notes bear interest at 8% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012. The notes mature on July 31, 2015. The notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company. The $7.5 million principal amount of the notes includes a refinancing of existing indebtedness of $5.0 million of promissory notes issued to Cantone Asset Management LLC.

        At any time on or after the six-month anniversary of the date of issuance of the notes, the notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, as further discussed in Note 10 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.", and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events).

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

        In addition, the holders of a majority of the aggregate principal amount of notes then outstanding may require the Company to redeem all or any portion of the notes upon a change of control transaction, at a redemption price in cash equal to 110% of the redemption amount.

        Approximately $23.7 million of the scheduled maturities in 2013, 2014 and 2015, relate to the subordinated convertible notes issued in 2010, 2011 and 2012. While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes will elect to convert their subordinated convertible notes into common stock provided the common stock continues to trade above the applicable conversion price for such notes. The conversion prices are $3.73, $4.80 and $3.97 for the subordinated convertible notes issued in 2010, 2011 and 2012, respectively. If all of the subordinated convertible notes had been converted to common stock at December 31, 2012, then the Company would have been required to issue approximately 6.4 million shares of common stock.

Debt Covenant Compliance

        As of December 31, 2012, the Company (including its consolidated variable interest entity) has over twenty different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e.; facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2012, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.

        The following table includes financial covenant requirements as of the last measurement date as of or prior to December 31, 2012 where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at December 31, 2012 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to December 31, 2012.

Credit Facility	Balance at December 31, 2012 (000's)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
PrivateBank—Line of Credit	$7,706	Subsidiary	Rent and debt service coverage ratio	Quarterly	1.10	1.38		1.10
		Consolidated	Guarantor minimum debt service coverage ratio (DSCR)	Annual	1.00	0.98	*	1.00
		Consolidated	Guarantor maximum leverage ratio	Annual	11.00	10.25		11.00
Contemporary Healthcare Capital—Term Note	$5,224	Subsidiary	Minimum implied current ratio	Quarterly	1.00	0.65	*	1.00
and Line of Credit—Companion Care		Subsidiary	Minimum liquidity (000's)	Quarterly	$250	$22	*	$250
PrivateBank—Mortgage Note—Valley River	$11,495	Consolidated	DSCR	Annual	1.00	0.98	*	1.00
Square 1 USDA—Term Note—Homestead	$3,529	Subsidiary	Current ratio	Quarterly	1.00	0.22	*	1.00
		Subsidiary	Maximum debt to net worth	Quarterly	9.00	9.47	*	9.00
		Subsidiary	Tangible net worth	Quarterly	10.0%	9.5	%*	0.10
PrivateBank—Line of Credit and Term	$13,665	Subsidiary	EBITDAR (000's)	Monthly	$75	$(22	)*	$0
Debt—Certain Arkansas Facilities		Subsidiary	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	-1.02	*	1.05
		Consolidated	DSCR	Annual	1.00	0.98	*	1.00
		Consolidated	Maximum Annual Leverage	Annual	11.00	10.25		11.00
KeyBank—Mortgage Note—Woodland Manor	$16,500	Consolidated	FCCR	Quarterly	1.15	0.49	*	0.85
PrivateBank—Mortgage Note—Glenvue	$6,550	Subsidiary	DSCR	Quarterly	1.35	2.40		1.35
		Consolidated	DSCR	Annual	1.00	0.98	*	1.00
		Consolidated	Maximum leverage	Annual	11.00	10.25		11.00
PrivateBank—Mortgage Note—Woodland Manor	$4,707	Subsidiary	Minimum quarterly EBITDAR (000's)	Quarterly	$250	$12	*	$250
		Subsidiary	Minimum trailing twelve month FCCR	Quarterly	1.10	1.05	*	1.10
Medical Clinic Board of the City of Hoover—Bonds	$6,290	VIE	DSCR	Annual	1.20	0.09	*	1.20
		VIE	Days cash on hand	Annual	15	0	*	15
		VIE	Trade payables	Annual	10.0%	44.0	%*	0.10
City of Springfield—Bonds	$7,230	Subsidiary	DSCR	Annual	1.10	0.94	*	1.10
		Subsidiary	Days Cash on Hand	Annual	15	0	*	15
		Subsidiary	Trade payables	Annual	10.0%	27.0	%*	0.10

*
Waiver or amendment for violation of covenant obtained.

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

        Accounts receivable attributable to patient services of continuing operations totaled $24.7 million at December 31, 2012, compared to $17.2 million at December 31, 2011, representing approximately 45 days revenue in accounts receivable in both 2012 and 2011. The increase in accounts receivable is primarily the result of increased revenue in 2012.

        The allowance for bad debt was $3.7 million and $1.3 million at December 31, 2012 and 2011, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

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

Off-Balance Sheet Arrangements

        There were $0.7 million of outstanding letters of credit of December 31, 2012 that are pledged as collateral of borrowing capacity on the PrivateBank revolver.

Operating Leases

        The Company leases certain office space and 11 skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. Eight of the facilities were initiated in the third quarter of 2010, and two additional in the fourth quarter of 2010. One lease agreement was initiated in the fourth quarter of 2011. For the years ended December 31, 2012 and 2011, facility rent expense totaled $7.7 million and $7.2 million, respectively.

        Eight of the Company's facilities are operated under a single master lease arrangement. The lease has a term of ten years into 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company's master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of December 31, 2012.

        Two of the Company's facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. In recent periods, including as of December 31, 2012, the Company has not been in compliance with certain financial and administrative covenants of this lease agreement. The Company has obtained a waiver for each instance of such non-compliance.

        Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2013	$8,049
2014	7,569
2015	7,407
2016	7,274
2017	7,180
Thereafter	21,639

Total	$59,118

        The Company has also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Disclosure pursuant to Item 7A. of Form 10-K is not required to be reported by smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AdCare Health Systems, Inc.

        We have audited the accompanying consolidated balance sheet of AdCare Health Systems, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Atlanta, Georgia

July 8, 2013

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AdCare Health Systems, Inc.

        We have audited the accompanying consolidated balance sheet of AdCare Health Systems, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and uncertainties.

/s/ BATTELLE & BATTELLE LLP

Dayton, OH

March 19, 2012

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$15,937	$7,364
Restricted cash and investments	1,742	1,883
Accounts receivable, net	26,037	18,782
Prepaid expenses and other	489	663
Assets of disposal group held for sale	6,159	47

Total current assets	50,364	28,739
Restricted cash and investments	7,215	4,870
Property and equipment, net	151,064	102,449
Intangible assets—bed licenses	2,471	1,189
Intangible assets—lease rights, net	6,844	8,460
Goodwill	5,023	3,600
Escrow deposits for acquisitions	—	3,172
Lease deposits	1,720	1,685
Deferred loan costs, net	6,137	4,818
Other assets	3,611	122

Total assets	$234,449	$159,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$6,941	$4,566
Current portion of convertible debt, net of discounts	10,948	—
Revolving credit facilities and lines of credit	1,498	7,343
Accounts payable	19,503	12,075
Accrued expenses	13,730	9,881
Liabilities of disposal group held for sale	3,662	240

Total current liabilities	56,282	34,105
Notes payable and other debt, net of current portion:
Senior debt, net of discounts	128,248	87,771
Convertible debt, net of discounts	12,009	14,614
Revolving credit facilities	7,706	1,308
Other debt	864	1,400
Derivative liability	3,630	1,889
Other liabilities	1,394	2,438
Deferred tax liability	104	86

Total liabilities	210,237	143,611

Commitments and contingencies (Note 14)
Preferred stock, no par value; 1,000 shares authorized; 450 shares issued and outstanding at December 31, 2012, redemption amount $11,250; no shares issued or outstanding at December 31, 2011	9,159	—
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 14,659 and 12,803 shares issued and outstanding at December 31, 2012 and 2011, respectively	41,644	35,047
Accumulated deficit	(25,753)	(18,713)

Total stockholders' equity	15,891	16,334
Noncontrolling interest in subsidiaries	(838)	(841)

Total equity	15,053	15,493

Total liabilities and equity	$234,449	$159,104

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except per share data)

	Year Ended December 31,
	2012	2011
Revenues:
Patient care revenues	$199,502	$136,592
Management revenues	2,156	1,620

Total revenues	201,658	138,212

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	168,207	111,819
General and administrative expenses	17,005	13,281
Facility rent expense	7,689	7,193
Depreciation and amortization	6,805	3,359
Salary retirement and continuation costs	43	1,451

Total expenses	199,749	137,103

Income from Operations	1,909	1,109

Other Income (Expense):
Interest expense, net	(13,224)	(7,381)
Acquisition costs, net of gains	(1,962)	(1,163)
Derivative (loss) gain	(1,741)	957
Gain (loss) on extinguishment of debt	500	(141)
Gain (loss) on disposal of assets	2	(111)
Other income	(124)	551

Total other expense, net	(16,549)	(7,288)

Loss from Continuing Operations Before Income Taxes	(14,640)	(6,179)
Income tax expense	(97)	(215)

Loss from Continuing Operations	(14,737)	(6,394)
Income (Loss) from Discontinued Operations, net of tax	7,197	(1,158)

Net Loss	(7,540)	(7,552)
Net Loss Attributable to Noncontrolling Interests	656	1,388

Net Loss Attributable to AdCare Health Systems, Inc.	(6,884)	(6,164)
Preferred stock dividend	(156)	—

Net Income (Loss) Attributable to AdCare Health Systems, Inc. Common Stockholders	$(7,040)	$(6,164)

Net Income (Loss) per Common Share attributable to AdCare Health Systems, Inc. Common Stockholders—Basic:
Continuing Operations	$(1.01)	$(0.48)
Discontinued Operations	0.51	(0.11)

	$(0.50)	$(0.59)

Net Income (Loss) per Common Share attributable to AdCare Health Systems, Inc. Common Stockholders—Diluted:
Continuing Operations	$(1.01)	$(0.48)
Discontinued Operations	0.51	(0.11)

	$(0.50)	$(0.59)

Weighted Average Common Shares Outstanding:
Basic	14,033	10,491
Diluted	14,033	10,491

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in 000's)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balance, January 1, 2011	9,205	$26,612	$(12,549)	$547	$14,610
Nonemployee warrants for services	—	434	—	—	434
Nonemployee stock issuance for services	40	206	—	—	206
Stock based compensation expense	—	806	—	—	806
Exercises of options and warrants	3,518	6,796	—	—	6,796
Stock issued from debt conversion	40	193	—	—	193
Net loss	—	—	(6,164)	(1,388)	(7,552)

Balance, December 31, 2011	12,803	35,047	(18,713)	(841)	15,493
Deconsolidation of variable interest entities	—	—	—	660	660
Nonemployee warrants for services	—	859	—	—	859
Stock based compensation expense	—	715	—	—	715
Public stock offering, net	1,223	3,779	—	—	3,779
Exercises of options and warrants	101	137	—	—	137
Stock issued in acquisition	196	756	—	—	756
Issuance of restricted stock	336	351	—	—	351
Preferred stock dividend	—	—	(156)	—	(156)
Net loss	—	—	(6,884)	(656)	(7,540)

Balance, December 31, 2012	14,659	$41,644	$(25,753)	$(838)	$15,053

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net Loss	$(7,540)	$(7,552)
Loss (Income) from discontinued operations	(7,197)	1,158

Loss from continuing operations	(14,737)	(6,394)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,805	3,359
Warrants issued for services	107	212
Stock-based compensation expense	891	806
Lease expense in excess of cash	430	700
Amortization of deferred financing costs	1,959	919
Amortization of debt discounts	817	901
Derivative (gain) loss	1,741	(958)
(Gain) Loss on debt extinguishment	(500)	141
Deferred tax expense	104	7
(Gain) Loss on disposal of assets	(2)	126
Gain on acquisitions	—	(1,104)
Provision for bad debts	4,700	1,596
Non cash acquisition costs	—	206
Other noncash expenses	40	80
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(12,415)	(9,334)
Prepaid expenses and other	101	522
Other assets	330	(179)
Accounts payable and other liabilities	10,753	8,936

Net cash provided by operating activities—continuing operations	1,124	542
Net cash provided by operating activities—discontinued operations	403	1,450

Net cash provided by operating activities	1,527	1,992

Cash flow from investing activities:
Proceeds from sale of property and equipment	3	—
Change in restricted cash and investments and escrow deposits for acquisitions	(3,178)	1,070
Lease deposits	—	(15)
Acquisitions	(61,901)	(57,582)
Purchase of property and equipment	(5,777)	(4,245)

Net cash used in investing activities—continuing operations	(70,853)	(60,772)
Net cash provided by (used in) investing activities—discontinued operations	11,691	(218)

Net cash used in investing activities	(59,162)	(60,990)

Cash flows from financing activities:
Proceeds from debt	92,476	51,864
Repayment on notes payable	(30,075)	(2,053)
Change in lines of credit	365	6,734
Debt issuance costs	(3,076)	(618)
Exercise of options and warrants	137	6,795
Proceeds from stock issuances	3,779	—
Proceeds from preferred stock issuances	9,159	—
Dividends paid on preferred stock	(156)	—

Net cash provided by financing activities—continuing operations	72,609	62,722
Net cash used in financing activities—discontinued operations	(6,221)	(271)

Net cash provided by financing activities	66,388	62,451

Net Change in Cash	8,753	3,453
Cash, Beginning	7,364	3,911
Cash decrease due to deconsolidation of variable interest entities	(180)	—

Cash, Ending	$15,937	$7,364

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$13,023	$6,091
Income taxes	$—	$197
Supplemental Disclosure of Non-Cash Activities:
Acquisitions in exchange for debt and equity instruments	$11,056	$3,150
Warrants issued for financing costs	$756	$330
Conversion of debt to equity	—	$150
Other assets acquired in exchange of debt	—	$6,441

See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        AdCare Health Systems, Inc. and Subsidiaries ("AdCare" or "the Company"), owns and operates skilled nursing and, assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina as of December 31, 2012. The Company, through wholly owned separate operating subsidiaries, as of December 31, 2012, operates 50 facilities comprised of 46 skilled nursing facilities, three assisted living facilities and one independent living/senior housing facility totaling approximately 5,000 beds. The Company's facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2012, of the total 50 facilities, the Company owned and operated 26 facilities, leased and operated 11 facilities, and managed 13 facilities (including one consolidated variable interest entity). As part of the Company's strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business; therefore, this business is reported as discontinued operations (see Note 3). The Company sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012, the Company entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility have an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations (see Note 3). The Company sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and one in May, 2013.

Basis of Presentation

        The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").

Principles of Consolidation

        The consolidated financial statements include the Company's majority owned and controlled subsidiaries. "VIEs" in which the Company has a variable interest have been consolidated as controlled subsidiaries when the Company is identified as the primary beneficiary. All intercompany transactions and balances have been eliminated through consolidation. For subsidiaries that are not wholly owned by the Company, the portions not controlled by the Company are presented as non-controlling interests in the consolidated financial statements.

        As further discussed in Note 20, Variable Interest Entities, and Note 22, Related Party Transactions, effective August 1, 2011, entities (the "Oklahoma Owners") controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company) acquired five skilled nursing facilities located in Oklahoma (the "Oklahoma Facilities"). The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities. Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to FASB ASC Topic 810-10, Consolidation—Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During the process of finalizing the 2012 consolidated financial statements, the Company reassessed its prior conclusion that it should consolidate the Oklahoma Owners. In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners. In the accompanying consolidated financial statements, the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company's 2012 consolidated financial statements. The Company further concluded that including the Oklahoma Owners in its 2011 consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued quarterly and annual 2011 consolidated financial statements. Note 20, Variable Interest Entities, includes summarized financial information of the Oklahoma Owners for 2011 that are included in the Company's 2011 consolidated financial statements. Note 20, Variable Interest Entities, includes summarized financial information of the Oklahoma Owners for 2011 that are included in the Company's 2011 consolidated financial statements.

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include allowance for doubtful accounts, contractual allowances for Medicare, Medicaid, and managed care reimbursements, deferred tax valuation allowance, fair value of derivative instruments, fair value of employee and nonemployee stock based awards, fair value estimation methods used to determine the assigned fair value of assets and liabilities acquired in acquisitions, and valuation of goodwill and other long-lived assets. Actual results could differ materially from those estimates.

Acquisition Policy

        The Company periodically enters into agreements to acquire assets and/or businesses. The considerations involved in each of these agreements may include cash, financing, stock, and/or long-term lease arrangements for real properties. The Company evaluates each transaction to determine whether the acquired interests are assets or businesses. A business is defined as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues. In order for an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired entity is separated from the seller, including the ability to sustain revenue streams by providing its outputs to customers. An acquired set of activities and assets fails the definition of a business if it excludes one or more of the above items making it impossible to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

        The Company currently operates its skilled nursing facilities in states that are subject to certificate of need ("CON") programs. The CON programs govern the establishment, construction, renovation and transferability of the rights to operate skilled nursing facilities ("SNFs"). In certain states, specifically Ohio, CON programs permit the transferability and sale of bed licenses separately from the facility. In other states, bed licenses are non-transferable separately and apart from the underlying

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

licensed facility. Through acquisitions completed in 2011 and 2012, the Company now operates in a number of states, including Alabama, Arkansas, Georgia, Missouri, North Carolina, Oklahoma, and South Carolina, where the bed licenses are not transferable separately from the facility.

        The CON/bed license arises from contractual rights and is an identifiable intangible asset that the Company assigns a fair value in transactions accounted for as business combinations. In states where the CON/bed licenses are transferable separately from the facility, the intangible asset has been determined to have an indefinite life. Because the intangible asset is separable from the facility and has separate stand-alone value, for financial reporting purposes, the fair value assigned to the CON/license is classified as a separate intangible asset in the accompanying consolidated balance sheets.

        In states where the CON/bed license is non-transferable separately from the facility, the CON/bed license and building are complimentary assets and therefore, the intangible asset is assigned a definite life and amortized over the estimated remaining useful life of the related building. As complimentary assets, the intangible asset has no value separate from the building and the estimated remaining useful lives of the intangible asset and building are equal. Therefore, the intangible asset and the building are classified together as "buildings" and are included in property and equipment in the consolidated balance sheets. As of December 31, 2012 and December 31, 2011, the value of such CON bed licenses, net of amortization, was $37.1 million and $25.6 million, respectively.

Cash and Cash Equivalents

        The Company considers all unrestricted short-term investments with original maturities less than three months, which are readily convertible into cash, to be cash equivalents. Certain cash, cash equivalents and investment amounts are restricted for specific purposes such as mortgage escrow requirements and reserves for capital expenditures on U.S. Department of Housing and Urban Development ("HUD") insured facilities and other restricted investments are held as collateral for other debt obligations.

Investments

        The Company has certain restricted investments that are limited as to use by certain debt obligations. These investments are classified as held-to-maturity investments because the Company has the positive intent and ability to hold the securities until maturity. Held-to-maturity investments are carried at amortized cost. These restricted investments are classified as noncurrent assets given their related maturity dates and the restrictions required by the long-term debt obligations.

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

        Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against allowance. As of December 31, 2012 and 2011, management recorded an allowance for uncollectible accounts of $3.7 million and $1.3 million, respectively.

Management Fee Receivables and Revenue

        Management fee receivables and revenue are recorded in the month that services are provided. As of December 31, 2012 and 2011, management recorded an allowance for uncollectible management fee receivables of $0.0 million and $0.1 million, respectively.

Leases and Leasehold Improvements

        At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2012, all of the Company's leased facilities are accounted for as operating leases. The Company records rent expense for operating leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The accumulated difference between the straight-line expense recognition and the actual cash rent paid is reflected in Other Liabilities in the Consolidated Balance Sheet and was $1.4 and $1.0 million as of December 31, 2012 and 2011, respectively. The lease term is also used to provide the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

Earnings per Share

        Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of common shares outstanding and includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from option, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For 2012 and 2011, potentially dilutive securities of 13.9 million and 7.7 million were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.

        For the years ended December 31, 2012 and 2011, no potentially dilutive securities were included in the diluted earnings per share calculation because to do so would be anti-dilutive. The following

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

table provides a reconciliation of net income (loss) for continuing and discontinued operations and the number of common shares used in the computation of both basic and diluted earnings per share:

	Years Ended December 31,
	2012			2011
(Amounts in 000's, except per share data)	Income (loss)	Shares(1)	Per Share	Income (loss)	Shares(1)	Per Share
Continuing Operations:
Loss from continuing operations	$(14,737)			$(6,394)
Net loss attributable to noncontrolling interests	656			$1,388

Basic loss from continuing operations	$(14,081)	14,033	$(1.00)	$(5,006)	10,491	$(0.48)
Preferred stock dividend	(156)	—	$(0.01)	—	—	—
Effect from options, warrants and non-vested shares	—	—	—	—	—	—
Effect from assumed issuance of convertible shares(2)	—	—	—	—	—	—

Diluted loss from continuing operations	$(14,237)	14,033	$(1.01)	$(5,006)	10,491	$(0.48)

Discontinued Operations:
Basic income (loss) from discontinued operations	$7,197	14,033	$0.51	$(1,158)	10,491	$(0.11)
Diluted income (loss) from discontinued operations	$7,197	14,033	$0.51	$(1,158)	10,491	$(0.11)
Net Loss Attributable to AdCare:
Basic loss	$(7,040)	14,033	$(0.50)	$(6,164)	10,491	$(0.59)
Diluted loss	$(7,040)	14,033	$(0.50)	$(6,164)	10,491	$(0.59)

(1)
The weighted average shares outstanding include retroactive adjustments from stock dividends (see Note 10).

(2)
The impacts of the assumed issuance of the subordinated convertible promissory note issued in 2010, 2011 and 2012 were excluded in those periods where the impact would be anti-dilutive.

Deferred Financing Costs

        The Company records deferred financing costs associated with debt obligations. Costs are amortized over the term of the related debt using the straight-line method and are reflected as interest expense. The straight-line method yields results substantially similar to those that would be produced under the effective interest rate method.

Intangible Assets and Goodwill

        Intangible assets consist of finite lived and indefinite lived intangibles. The Company's finite lived intangibles include lease rights and certain CON/bed licenses that are not separable from the associated buildings. Finite lived intangibles are amortized over their estimated useful lives. For the Company's

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

lease related intangibles, the estimated useful life is based on the terms of the underlying facility leases, currently averaging approximately ten years. For the Company's CON/bed licenses that are not separable from the buildings, the estimated useful life is based on the building life when acquired with an average estimated useful life of approximately 31 years. The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present.

        The Company's indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. There have been no required impairment adjustments to intangible assets and goodwill during 2012 or 2011 other than the impairment of goodwill related to Discontinued Operations (see Note 3).

Income Taxes

        An asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. Deferred tax assets are also recognized for the future tax benefits from net operating loss and other carry forwards. A valuation allowance is provided if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In evaluating the need to record or continue to reflect a valuation allowance, all items of positive evidence and negative evidence are considered.

        The Company's taxable income includes all amounts attributable to AdCare, and excludes all non-controlling interests as these entities are not part of the consolidated tax group. The excluded entities are all pass-through entities that are not subject to corporate level income taxes. As such, the taxable income is passed on to other parties/entities that are not part of the consolidated financial statements.

        The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. Judgment is required in evaluating uncertain tax positions. The Company recognizes a tax benefit only if it is more likely than not that a particular tax position will be sustained upon examination or audit. In general, the Company's tax returns filed for the 1996 through 2012 tax years are still subject to potential examination by taxing authorities. Interest and penalties related to uncertain tax positions, if any, are recorded as income tax expense in the consolidated financial statements.

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

        Accounts receivable are recorded at net realizable value. The Company performs ongoing evaluations of its residents and significant third-party payers with which they contract, generally not

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

requiring collateral. Management believes that credit risk with respect to accounts receivable from residents is limited based on the stature and diversity of the third-party payers with which they contract. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential losses. Delinquent accounts receivable are charged against the allowance for doubtful accounts once likelihood of collection has been determined. Accounts receivable are considered to be past due and placed on delinquent status based upon contractual terms, how frequently payments are received, and on an individual account basis.

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

        In 2012, the Company recognized a $0.4 million impairment charge to write down the carrying value of an office building located in Rogers, Arkansas. The office building was acquired in a 2011 acquisition. The purchase price allocation for that acquisition was deemed finalized as of December 31, 2011. Subsequent to December 31, 2011, it was determined that the acquired office building would not be utilized and the building was not in use and was made available for sale as of March 31, 2012. The impairment charge represents a change in the fair value of the building from that utilized in the 2011 purchase price allocation to the estimated net realizable value, less cost to sell, as of December 31, 2012. The impairment charge is classified as depreciation expense in the consolidated statements of operations and is included in the Company's Skilled Nursing Facility segment.

        An impairment charge of $0.1 million was also recognized in 2012 to reduce the net book value of the Company's former Springfield, Ohio corporate office to net realizable value. In 2012, the Company completed the transition of its corporate office from Springfield, Ohio, to Roswell, Georgia. The impairment charge is classified as depreciation expense in the consolidated statements of operations.

        The Rogers, Arkansas and Springfield, Ohio office buildings are classified as assets of disposal group held for sale in the accompanying December 31, 2012 consolidated balance sheet. Subsequent to December 31, 2012, the Springfield, Ohio office building was sold for the approximate net book value and the Rogers, Arkansas office building remains for sale.

Advertising

        Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2012 and 2011 were approximately $0.4 million and $0.2 million, respectively.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

        Stock based compensation for employee options and warrants is measured at the grant date based upon the fair value of the awards and is recognized as compensation expense over the requisite service period, net of estimated forfeitures. The Company estimates the fair value of stock options and warrants using the Black-Scholes-Merton option-pricing model. The fair value of restricted stock awards is equal to the Company's stock price on the date of grant.

        The Company issues warrants to non-employees from time to time for various services. The Company estimates the fair value of warrants using the Black-Scholes-Merton option-pricing model.

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

  Level
  1—     Quoted market prices in active markets for identical assets or liabilities

  Level
  2—     Other observable market-based inputs or unobservable inputs that are corroborated by market data

  Level
  3—     Significant unobservable inputs

        The respective carrying value of certain financial instruments of the Company approximates their fair value. These instruments include cash and cash equivalents, restricted cash and investments, accounts receivable, notes receivable, notes payable and other debt, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values, they are receivable or payable on demand, or the interest rates earned and/or paid approximate current market rates.

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

        The Company estimates the fair value of the conversion feature derivative instrument by using the Black-Scholes-Merton option-pricing model because it embodies the requisite assumptions necessary to estimate the fair value of this instrument. Changes in fair value of this derivative instrument are reported in the consolidated statement of operations.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance

        The Company is self-insured for employee medical claims and has a large deductible workers' compensation plan (in all states except for Ohio, where workers' compensation is covered under a premium-only policy provided by the Ohio Bureau of Worker's Compensation, a state funded program required by Ohio's monopolistic workers' compensation system). Additionally, the Company maintains insurance programs, including general and professional liability, property, casualty, directors' and officers' liability, crime, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the consolidated financial statements.

        The Company's services subject it to certain liability risks which may result in malpractice claims being asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company carries policies to protect against such claims.

        Employee medical insurance programs are offered as a component of the Company's employee benefits. As of December 31, 2012, all employee medical plans are self-insured and a liability for claims incurred but not reported or unsettled claims are recognized as a liability in the consolidated financial statements. Prior to October 1, 2012, employee medical plans were provided on an insured versus self-insured basis.

Discontinued Operations

        As part of the Company's strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility are reported as discontinued operations under FASB ASC Topic 205-20, Discontinued Operations (see Note 3). Assets and liabilities of the disposal groups to be sold or assumed by a buyer are classified held for sale in the consolidated balance sheets at December 31, 2012 and 2011. The Company sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and one in May, 2013.

Recently Issued Accounting Pronouncements

        Effective January 1, 2012, the Company adopted FASB Accounting Standard Update ("ASU") 2010-06, Improving Disclosures About Fair Value Measurements, that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements, and expands the disclosure requirements, particularly for Level 3 fair value measurements. Adoption of the amendments did not have a material impact on the Company's consolidated financial statements.

        Effective January 1, 2012, the Company adopted FASB ASU 2011-07, Presentation of Bad Debt Expense, that requires health care entities to separately present bad debt expense related to patient care revenue as a reduction of patient care revenue (net of contractual allowances and discounts) on

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the statement of operations for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered. Adoption of this update does not have an impact on the Company's consolidated financial statements since the Company assesses the ability to pay of its patients and residents prior to their admission to the Company's facilities.

        Also effective January 1, 2012, the Company adopted FASB ASU 2011-08, Intangibles—Goodwill and Other, that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies are required to perform the two-step impairment test only if they conclude that the fair value of a reporting unit is more likely than not less than its carrying value. The Company adopted the accounting update for its goodwill impairment test performed for the year ended December 31, 2012.

        In July, 2012, the FASB issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based upon a qualitative assessment, that it is more likely than not that the asset's fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim indefinite-lived intangible asset impairment tests performed for the year ending December 31, 2013.

Reclassifications

        Certain reclassifications have been made to the 2011financial information to conform to the 2012 presentation. Reclassifications to 2011 financial information previously reported include reclassifications to reflect debt issued in connection with acquisitions on a gross basis, reflecting the proceeds from debt issuance as a financing activity, and the consideration transferred funded by the debt issuance as a component of the cost of acquisitions in investment activities in the consolidated statements of cash flows. The Company reclassified $2.7 million of goodwill acquired in conjunction with 2011 acquisitions that were previously reported as CON/bed licenses and included in property and equipment.

NOTE 2. LIQUIDITY AND PROFITABILITY

        For the year ended and as of December 31, 2012, we had a net loss of $7.5 million and negative working capital of $5.9 million. At December 31, 2012, we had $15.9 million in cash and cash equivalents and $171.9 million in indebtedness, including current maturities and discontinued operations, of which $23.0 million is current debt (including the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $11.7 million which mature in October 2013 and approximately $3.7 million of mortgage notes included in liabilities of disposal group). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

        We anticipate that scheduled debt service (excluding outstanding convertible promissory notes but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $17.2 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $4.7 million for the year ending December 31, 2013. Debt service requirements for the year ending December 31, 2013 include approximately $1.9 million of bullet maturities that the Company believes could be refinanced

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LIQUIDITY AND PROFITABILITY (Continued)

on a longer term basis. In recent periods, we have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although, we anticipate the conversion to common stock of the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $11.7 million which mature in October 2013, we believe that our anticipated cash flow and committed funding sources would allow us to pay these notes in cash. These promissory notes are convertible into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $4.00 per share from January 1, 2013 through July 5, 2013, except for the last three trading days in March 2013. As discussed further below, if we were required to pay these notes in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

        We estimate that cash flow from operations, including approximately $2.0 million cash outlay for costs with respect to the Audit Committee review and inquiry discussed in Part II, Item 9A. "Controls and Procedures," and other working capital changes will be approximately $17.8 million for the year ending December 31, 2013. The Company expanded its existing credit facility with Gemino Healthcare Finance, LLC ("Gemino"): (i) in May 2013, to refinance and include one of the facilities the Company acquired in December 2012; and (ii) in June 2013, to refinance and include two additional facilities the Company also acquired in December 2012. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2013.

        Based on existing cash balances, anticipated cash flows for the year ending December 31, 2013, and new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $80.4 million of debt payments and maturities due between 2014 and 2016, excluding convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

        In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, or the convertible promissory notes due October 2013 are not converted into common stock and are required to be repaid by us in cash, then the Company

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LIQUIDITY AND PROFITABILITY (Continued)

may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

NOTE 3. DISCONTINUED OPERATIONS

        As part of the Company's strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility are reported as discontinued operations in 2012 and 2011.

        Total revenues from discontinued operations were $14.3 million and $14.9 million, respectively, in 2012 and 2011. Net income (loss) from discontinued operations was $7.2 million and $(1.2) million, respectively, in 2012 and 2011. Interest expense included in discontinued operations was $0.6 million and $0.8 million in 2012 and 2011, respectively. Income tax expense (benefit) included in discontinued operations was $0.02 and $(0.2) million in 2012 and 2011, respectively. The 2012 net income from discontinued operations includes a gain on sale of $6.7 million, including a $6.9 million gain on the sale of four of the six Ohio assisted living facilities sold for $16.1 million in December 2012 and a $0.2 million loss on the exit of the Jeffersonville, Georgia leased business operation. The 2011 net loss from discontinued operations includes a $1.8 million goodwill impairment charge pertaining to the home health business.

        The assets and related debt of the home health business are reflected as assets and liabilities of a disposal group held for sale at December 31, 2011. The assets of the home health business were sold during 2012 for less than $0.1 million resulting in an immaterial gain on the sale. The two remaining Ohio assisted living facilities held for sale at December 31, 2012 are Lincoln Lodge Retirement Residence (known as Lincoln Lodge) and Hearth & Home of Vandalia (known as Vandalia). The assets of Lincoln Lodge and Vandalia to be sold and the Vandalia HUD mortgage note of $3.7 million to be assumed by the buyer are reflected as assets and liabilities of a disposal group held for sale at December 31, 2012. The Lincoln Lodge HUD mortgage note of $1.9 million at December 31, 2012 is reflected in the current portion of notes payable and other debt and was paid off from the proceeds of the Lincoln Lodge sale that occurred on February 28, 2013. The sale of Vandalia closed on May 6, 2013. Pursuant to the purchase and sale agreement, the combined purchase price for the sale of Vandalia and Lincoln Lodge is $6.0 million ($2.3 million net of assumed debt). Subsequent to December 31, 2012, the Company recognized a combined gain on sale in 2013 of less than $0.1 million and cash proceeds, net of costs and debt payoff, of $0.3 million.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. DISCONTINUED OPERATIONS (Continued)

        Assets and liabilities of the disposal groups held for sale at December 31, 2012 and 2011 are as follows:

Amounts in (000's)	December 31, 2012	December 31, 2011
Property and equipment, net	$5,840	$45
Other assets	319	2

Assets of disposal group held for sale	$6,159	$47

Notes payable	3,662	240

Liabilities of disposal group held for sale	$3,662	$240

NOTE 4. SEGMENTS

        Consistent with the Company's strategy to focus on the growth of its skilled nursing segment and the sale of the majority of its assisted living facilities (see Note 3) beginning in the fourth quarter of 2012, the Company evaluates operating performance of its 35 skilled nursing facilities, the three remaining assisted living facilities and the one independent living facility on a combined basis. Through the fourth quarter of 2012, the Company reported its operations under three segments: SNF, Assisted Living Facilities ("ALF"), and Corporate & Other.

        With the execution of an agreement to sell six of its assisted living facilities located in Ohio occurring during the fourth quarter of 2012, the Company has provided segment reporting herein for 2012 and 2011 based on its prior three operating segments. The SNF and ALF segments provide services to individuals needing long-term care in a nursing home or assisted living setting and management of those facilities. The Corporate & Other segment engages in the management of facilities and accounting and IT services. The Company previously evaluated operating performance and allocated resources primarily based upon segment operating income (loss). Segment operating results exclude interest expense and other non-operating income and expenses. The table below contains continuing operations segment information for the years ended December 31, 2012 and 2011 based on the Company's former operating segments. The revenue, expenses, and income/(loss) of all

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SEGMENTS (Continued)

facilities reflected in discontinued operations (see Note 3) are excluded. Assets of disposal group are included in Corporate and other below.

Amounts in (000's)	SNF	ALF	Corporate & Other	Eliminations	Total
Year ended December 31, 2012
Total revenues	$195,182	$4,319	$12,195	$(10,038)	$201,658
Cost of services	174,140	3,725	380	(10,038)	168,207
General and administrative	—	—	17,005	—	17,005
Facility rent expense	7,499	—	190	—	7,689
Depreciation and amortization	5,278	403	1,124	—	6,805
Salary retirement and continuation costs	—	—	43	—	43

Operating income/(loss)	$8,265	$191	$(6,547)	$—	$1,909

Total assets	$146,159	$12,905	$85,676	$(10,291)	$234,449

Capital spending	$4,278	$205	$1,294	$—	$5,777

Year ended December 31, 2011
Total revenue	$135,137	$1,455	$9,493	$(7,873)	$138,212
Cost of services	118,220	1,466	6	(7,873)	111,819
General and administrative	—	—	13,281	—	13,281
Facility rent expense	7, 086	—	107	—	7,193
Depreciation and amortization	2,945	171	243	—	3,359
Salary retirement and continuation costs	—	—	1,451	—	1,451

Operating income/(loss)	$6,886	$(182)	$(5,595)	$—	$1,109

Total assets	$109,681	$6,978	$51,993	$(9,548)	$159,104

Capital spending	$2,046	$78	$2,121	$—	$4,245

NOTE 5. PROPERTY AND EQUIPMENT

        Property and Equipment consist of the following:

(Amounts in 000's)	Estimated Useful Lives (Years)	December 31, 2012	December 31, 2011
Buildings and improvements	5 - 40	$137,842	$93,371
Equipment	2 - 10	10,448	7,108
Land	—	8,469	7,636
Computer related	2 - 10	2,670	2,414
Construction in process	—	510	77

		159,939	110,606
Less: accumulated depreciation and amortization expense		8,875	8,157

Property and equipment, net		$151,064	$102,449

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. PROPERTY AND EQUIPMENT (Continued)

        For the twelve months ended December 31, 2012 and 2011, total depreciation and amortization expense was $6.8 million and $2.6 million, respectively. Total depreciation expense and amortization expense excludes $1.1 million and $0.6 million in 2012 and 2011, respectively, that is recognized in net income (loss) from discontinued operations.

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following:

(Amounts in 000's)	Lease Rights	Bed Licenses (included in property and equipment)	Bed Licenses— Separable	Total
Balances, December 31, 2011
Gross	$9,545	$26,149	$1,189	$36,883
Accumulated amortization	(1,085)	(533)	—	(1,618)

Net carrying amount	$8,460	$25,616	$1,189	$35,265
Reclass adjustment from bed licenses to goodwill	—	(2,694)	—	(2,694)
Deconsolidation of Oklahoma Owners	—	(3,458)	—	(3,458)
Acquisitions	—	18,481	1,282	19,763
Amortization expense	(1,616)	(905)	—	(2,521)
Balances, December 31, 2012
Gross	$9,545	$38,478	$2,471	$50,494
Accumulated amortization	(2,701)	(1,438)	—	(4,139)

Net carrying amount	$6,844	$37,040	$2,471	$46,355

(Amounts in 000's)	Lease Rights	Bed Licenses (included in property and equipment)	Bed Licenses— Separable	Total
Balances, December 31, 2010
Gross	$9,020	$6,120	$1,189	$16,329
Accumulated amortization	(169)	—	—	(169)

Net carrying amount	$8,851	$6,120	$1,189	$16,160
Acquisitions	525	20,029	—	20,554
Amortization expense	(916)	(533)	—	(1,449)
Balances, December 31, 2011
Gross	$9,545	$26,149	$1,189	$36,883
Accumulated amortization	(1,085)	(533)	—	(1,618)

Net carrying amount	$8,460	$25,616	$1,189	$35,265

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INTANGIBLE ASSETS AND GOODWILL (Continued)

        Amortization expense for bed licenses included in property and equipment is included in property and equipment depreciation and amortization expense (See Note 5). Amortization expense for lease rights was $1.6 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively. Estimated amortization expense for all definite lived intangibles for each of the future years ending December 31 is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2013	$1,283	$997
2014	1,283	938
2015	1,283	813
2016	1,283	813
2017	1,283	813
Thereafter	30,625	2,470

Total	$37,040	$6,844

        The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011.

(Amounts in 000's)
Balances, December 31, 2011
Goodwill	$5,374
Accumulated impairment losses	(1,774)

Total	$3,600

Deconsolidation of variable interest entities	(1,122)
Goodwill acquired in acquisitions	3,451
Disposed in sale of business (net of accumulated impairment losses of $1,774)	(906)
Impairment losses	—

Net change during year	$1,423

Balances, December 31, 2012
Gross	$5,023
Accumulated impairment losses	—

Total	$5,023

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INTANGIBLE ASSETS AND GOODWILL (Continued)

(Amounts in 000's)
Balances, December 31, 2010
Goodwill	$2,680
Accumulated impairment losses	—

Total	$2,680
Goodwill acquired in acquisitions	2,694
Impairment losses	(1,774)

Balances, December 31, 2011
Gross	$2,680
Accumulated impairment losses	(1,774)

Goodwill as previously reported	906
Goodwill acquired in acquisitions (see note below)	2,694

Total	$3,600

        Goodwill as previously reported in the 2011 consolidated financial statements was $0.9 million. In 2012, a reclassification adjustment was made to the December 31, 2011 balance sheet to recognize $2.7 million of goodwill from 2011 acquisitions that was previously reported as bed licenses included in property and equipment. The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.

NOTE 7. RESTRICTED CASH AND INVESTMENTS

        The following presents the Company's various restricted cash, escrow deposits and investments:

	December 31,
Amounts in (000's)	2012	2011
HUD escrow deposits	$279	$326
Funds held in trust for residents	—	45
Refundable escrow deposits	—	500
Principal and interest escrow	106	—
Collateral certificates of deposit	1,357	1,012

Total current portion	1,742	1,883

HUD replacement reserve	372	1,130
Reserves for capital improvements	1,602	1,767
Restricted investments for other debt obligations	5,241	1,973

Total noncurrent portion	7,215	4,870

Total restricted cash and investments	$8,957	$6,753

        HUD escrow deposits—The Regulatory Agreements we have entered into in connection with the financing secured through HUD for facilities requiring monthly escrow deposits for taxes and insurance.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. RESTRICTED CASH AND INVESTMENTS (Continued)

        Funds held in trust for residents—Nursing homes are required to maintain a savings account for the use of the residents to deposit their personal funds. The Company maintains such accounts for their nursing home residents with an offsetting liability as these funds are payable to the residents on demand. In some locations, the residents' funds are managed by a third party and are not reflected on the balance sheet. In 2012, all facilities transitioned to the third party manager for the resident funds.

        Refundable escrow deposits—In March 2012, the Company terminated an agreement to acquire or lease 15 skilled nursing facilities in South Carolina, North Carolina, Virginia, and Tennessee and, as a result of such termination, the deposit was refunded.

        Collateral certificates of deposit—In 2012, a short term mortgage obtained by the Company required a certificate of deposit to be held as collateral. The certificate of deposit matured in March 2013.

        HUD replacement reserve—The Regulatory Agreements entered into in connection with the financing secured through HUD also requires monthly escrow deposits for replacement and improvement of the HUD project assets.

        Reserves for capital improvements—Several of the acquired facilities also have requirements to have funds set aside for capital improvements.

        Restricted investments for other debt obligations—One of the Company's consolidated variable interest entities entered into a bond agreement that requires a project fund and a debt service reserve fund. In addition, two mortgages obtained in 2010 required two five year certificates of deposit to be held as collateral. The certificates of deposit are required to be held to maturity through October 2015 and will automatically renew if the lender continues to require them as collateral.

NOTE 8. ACCRUED EXPENSES

        Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2012	2011
Accrued payroll related	$5,626	$5,040
Accrued employee benefits	3,790	2,023
Real estate and other taxes	1,245	982
Other accrued expenses	3,069	1,836

Total	$13,730	$9,881

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT

        Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2012	2011
Revolving credit facilities and lines of credit	$9,204	$8,651
Senior debt—guaranteed by HUD	9,699	15,738
Senior debt—guaranteed by USDA	28,370	38,717
Senior debt—guaranteed by SBA	6,189	5,087
Senior debt—bonds, net of discount	16,265	6,176
Senior debt—other mortgage indebtedness	75,188	24,063
Other debt	4,004	4,196
Convertible debt issued in 2010, net of discount	10,948	10,105
Convertible debt issued in 2011	4,509	4,509
Convertible debt issued in 2012	7,500	—

Total	171,876	117,242
Less current portion	19,387	11,909
Less portion included in liabilities of disposal group held for sale	3,662	240

Notes payable and other debt, net of current portion	$148,827	$105,093

Scheduled Maturities

        The schedule below summarizes the scheduled maturities as of December 31, 2012 for each of the next five years and thereafter. The 2013 maturities include $3.7 million related to the Vandalia HUD mortgage note classified as liabilities of disposal group held for sale at December 31, 2012 that was assumed by the buyer of the Hearth & Home of Vandalia assisted living facility that the Company sold in a transaction that closed in May 2013 (see Note 3 and Note 23).

Amounts in (000's)
2013	$23,661
2014	20,561
2015	30,888
2016	41,000
2017	3,750
Thereafter	52,789

Subtotal	172,649
Less: unamortized discounts ($702 classified as current)	(1,131)
Plus: unamortized premiums ($90 classified as current)	358

Total notes and other debt	$171,876

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

Debt Covenant Compliance

        As of December 31, 2012, the Company (including its consolidated variable interest entity) has over twenty different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e.; facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2012, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.

Revolving Credit Facilities and Lines of Credit

Gemino Credit Facility

        On September 20, 2012, AdCare terminated and paid off all amounts outstanding under that certain Credit Agreement, dated October 29, 2010, between Gemino Healthcare Finance, LLC ("Gemino") and AdCare (the "Gemino Credit Facility"). The Gemino Credit Facility was a secured credit facility for borrowings up to $7.5 million, which was to mature on October 29, 2013. As of September 20, 2012, the amount outstanding in principal balance was approximately $4.2 million which was paid from funds made available to AdCare from a new credit facility entered into with The PrivateBank and Trust Company ("PrivateBank"). Interest accrued on the principal balance outstanding of the Gemino Credit Facility at an annual rate equal to LIBOR rate plus the applicable margin of 4.75% to 5.00%, depending on the principal amount outstanding. The Gemino Credit Facility contained various financial covenants and other restrictions, including a fixed charge cover ratio and maximum loan turn days, as well as borrowing base restrictions. No material early termination penalties were incurred by AdCare as a result of the termination.

        At December 31, 2011, the outstanding balance of approximately $7.3 million for the Gemino Credit Facility was classified as current as a result of the required lockbox arrangement and subjective acceleration clauses.

Gemino-Bonterra Amendment

        On September 20, 2012, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of AdCare ("Bonterra") entered into a Second Amendment to the Credit Agreement with Gemino ("Gemino-Bonterra Credit Facility"), which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino. The Gemino-Bonterra Credit Facility is a secured credit facility for borrowings up to $2.0 million. The amendment extends the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amends certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrues on the principal

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuates depending upon the principal amount outstanding. As of December 31, 2012, $1.3 million was outstanding under the Gemino-Bonterra Credit Facility.

        On December 20, 2012, Bonterra entered into a Third Amendment to the Credit Agreement with Gemino, which amended the original Credit Agreement, dated April 27, 2011, between Bonterra and Gemino. The Third Amendment altered the financial covenant in the original credit agreement to exclude the Oklahoma Owners under another credit agreement with Gemino from the covenant calculation of maximum loan turn days and acknowledges that Bonterra shall not be obligated, directly or indirectly, for any indebtedness or obligations of the Oklahoma Owners to Gemino.

PrivateBank Credit Facility

        On September 20, 2012, in connection with the payoff of the Gemino Credit Agreement noted above, AdCare entered into a Loan and Security Agreement with PrivateBank ("PrivateBank Credit Facility"). Under the terms of the PrivateBank Credit Facility, PrivateBank provides $10.6 million principal amount for a three-year period on senior secured revolving credit facility limited to borrowing base restrictions and offset by a $0.7 million standby letter of credit at December 31, 2012, increasing to $2.5 million at July 31, 2013.

        The PrivateBank Credit Facility matures on December 31, 2016. Interest is accrued on the principal balance at an annual rate of the greater of (i) 1% plus the prime interest rate per annum, or (ii) 5% per annum. Payments for the interest are due monthly and commenced on October 1, 2012. In addition, there is a non-utilization fee of 0.5% on the unused portion of the available credit. The PrivateBank Credit Facility may be prepaid at any time without premium or penalty, provided that such prepayment is accompanied by a simultaneous payment of all accrued and unpaid interest, through the date of prepayment. The PrivateBank Credit Facility is secured by a first priority security interest in the real property and improvements constituting nursing facilities owned and operated by AdCare. AdCare has unconditionally guaranteed all amounts owed to PrivateBank under the PrivateBank Credit Facility.

        Proceeds from the PrivateBank Credit Facility were used to pay off all amounts outstanding under a separate $2.0 million credit facility with PrivateBank under which certain subsidiaries of AdCare were borrowers, and the Gemino Credit Facility.

        On October 26, 2012, the Company and certain of its wholly owned subsidiaries, on the one hand, and PrivateBank entered into a Modification Agreement which amends the PrivateBank Credit Facility, dated as of September 20, 2012, between certain of the Company's wholly owned subsidiaries and PrivateBank. The Modification Agreement amends the loan agreement to: (i) allow PrivateBank to issue additional letters of credit for the account of the borrowers under the loan agreement; and (ii) change the total amount that may be issued under any letters of credit to $2.5 million. The modification agreement did not change the maximum amount that may be borrowed under the loan agreement by the borrowers, which remains at $10.6 million. As of December 31, 2012, $7.7 million was outstanding under the PrivateBank Credit Facility.

Contemporary Healthcare Senior

        On August 17, 2012 in conjunction with the acquisition of Companions Specialized Care Center in Tulsa, OK, two wholly owned subsidiaries of the Company entered into a Loan Agreement with

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

Contemporary Healthcare Senior ("Contemporary") and issued a promissory note in favor of Contemporary for a principal amount of $600,000 ("Contemporary $600,000 Loan"). The Contemporary $600,000 Loan matures on August 20, 2015 and interest accrues on the principal balance at an annual rate of 9.0%. Payments for the interest and a portion of the principal in excess of the borrowing base are payable monthly, commencing on September 20, 2012. As of December 31, 2012, $0.2 million was outstanding under the Contemporary $600,000 Loan.

Senior Debt—Guaranteed by HUD

Hearth and Home of Vandalia

        In connection with the Company's January 2012 refinancing of the assisted living facility known as Hearth and Home of Vandalia, owned by a wholly owned subsidiary of AdCare, the Company obtained a term loan, insured by U.S. Department of Housing and Urban Development ("HUD"), with a financial institution for a total amount of $3.7 million that matures in 2041. The HUD term loan requires monthly principal and interest payments with a fixed interest rate of 3.74%. Deferred financing costs incurred on the term loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The HUD term loan has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022. This mortgage note was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company's assisted living facilities located in Ohio (see Note 3 to our Consolidated Financial Statements included in this Annual Report).

Other Senior Debt—Guaranteed by HUD

        For three facilities, the Company has term loans insured by HUD a financial institution that totaled approximately $6.0 million at December 31, 2012. The combined HUD mortgage notes require monthly principal and interest payments of approximately $45,000 with fixed interest rates ranging from 5.95% to 7.25%. The notes mature at various dates starting in 2027 through 2038. Deferred financing costs incurred on these loans amounted to approximately $0.3 million and are being amortized to interest expense over the life of the notes. The loans have prepayment penalties of 3.5% to 6% through 2013 declining by 1% each year through 2022. The loans have certain restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement.

Sale of Ohio ALFs

        On December 28, 2012, AdCare sold four of its assisted living facilities located in Ohio and used a portion of the funds to pay off the principal balance of their HUD loans in the amount of $6.4 million. On February 28, 2013, AdCare completed the sale of one additional assisted living facility and used the proceeds to repay the principal balance of the HUD loan with respect to the facility in the amount of $1.9 million (see Note 23 to our Consolidated Financial Statements included in this Annual Report).

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

Senior Debt—Guaranteed by USDA

        For five facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions that totaled approximately $28.4 million at December 31, 2012. The combined USDA mortgage notes require monthly principal and interest payments of approximately $0.2 million adjusted quarterly with a variable interest rate of prime plus 1.0% to 1.75% with a floor of 5.50% to 6.00%. The notes mature at various dates starting in 2035 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.8 million and are being amortized to interest expense over the life of the notes. In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 8% to 9% through 2013 declining by 1% each year capped at 1% for the remainder of the term.

Senior Debt—Guaranteed by SBA

Stone County

        In June 2012, Mt. V Property Holdings, LLC. ("Stone County"), a wholly owned subsidiary of AdCare, entered into a loan agreement with the Economic Development Corporation of Fulton County (the "CDC"), an economic development corporation working with the SBA, in the amount of $1.3 million. The funding from the CDC loan of $1.3 million was used to satisfy a $1.3 million Metro City Bank loan that was used to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.

        The CDC loan matures in July 2032 and accrues interest at a rate of 2.42% per annum. The CDC loan is payable in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule. The CDC loan may be prepaid, subject to prepayment premiums, during the first 10 years. There are also annual fees associated with the CDC loan, including an SBA guarantee fee. The CDC loan is secured by a second in priority security deed on the Stone County Nursing and Rehabilitation facility and guarantees from AdCare, the SBA and a wholly owned subsidiary of AdCare. As of December 31, 2012, $1.3 million was outstanding under the CDC loan.

Other Senior Debt—Guaranteed by SBA

        For three facilities, the Company has term loans insured 75% by the SBA with a financial institution that totaled approximately $4.9 million at December 31, 2012. The combined SBA mortgage notes require monthly principal and interest payments of approximately $28,000 with an interest rate of 2.42% to 5.5%. The notes mature at various dates starting in 2031 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.2 million and are being amortized to interest expense over the life of the note. In addition, the loans have an annual renewal fee for the SBA guarantee of 0.13% to 0.25% of the guaranteed portion. The loans have prepayment penalties ranging from 2.48% to 3.0% declining each year until year 10.

Senior Debt—Bonds, net of Discount

Eaglewood Village Bonds

        In April 2012, a wholly owned subsidiary of AdCare entered into a loan agreement with the City of Springfield in the State of Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield's Series 2012 Bonds. The Series 2012 Bonds consist of

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

$6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between the City of Springfield and the Bank of Oklahoma. The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum. The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.6 million and are being amortized to interest expense over the life of the loan. The loan is secured by the Company's assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare. There is an original issue discount of $0.3 million and restricted assets of $0.3 million related to this loan. As of December 31, 2012, $6.6 million was outstanding under the Series 2012A First Mortgage Revenue Bonds and $0.6 million was outstanding under the Taxable Series 2012B First Mortgage Revenue Bonds. The unamortized discount on the bonds was $0.2 million at December 31 2012.

Quail Creek

        In July 2012, a wholly owned subsidiary of AdCare financed the purchase of a skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended as of September 1, 2001. The indebtedness under the Loan Agreement and Indenture consists of a principal amount of $2.8 million. In July of 2012, the purchase price allocation of fair value totaling $3.2 million was assigned to this indebtedness resulting in a $0.4 million premium that is being amortized to maturity. The loan matures in August 2016 and accrues interest at a fixed rate of 10.25% per annum. The loan is secured by the Quail Creek facility.

        As of December 31, 2012, $2.8 million was outstanding under the Loan Agreement. The unamortized premium on the bonds was $0.4 million at December 31 2012.

Riverchase

        The Company's consolidated variable interest entity, Riverchase Village ADK, LLC ("Riverchase"), has revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama which the Company has guaranteed the obligation under the bonds.

        The Series 2010A portion of $5.8 million matures on June 1, 2039. The Series 2010B portion of $0.5 million matures serially beginning on June 1, 2012 through June 1, 2017, with annual redemption amounts ranging from $75,000 to $100,000. The Series 2010A and 2010B bonds may be redeemed early beginning on June 1, 2012 through May 31, 2015 at a redemption price ranging from 101% to 103% of the principal amount plus accrued interest. Any early redemption after May 31, 2015 is at a redemption price of 100% of the principal amount plus accrued interest. The bonds require monthly payments of fixed interest of $38,000 at a weighted average effective interest rate of 7.9%.

        As of December 31, 2012, $5.8 million was outstanding under the Series 2010A portion and $0.5 million was outstanding under the Series 2010 B portion of the bonds. The bonds contain an original issue discount that is being amortized over the term of the notes. The unamortized discount on the bonds was $0.2 million at December 31 2012.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

Senior Debt—Other Mortgage Indebtedness

Woodland Manor

        In connection with the Company's January 2012 acquisition of the skilled nursing facility known as Woodland Manor, the Company entered into a loan agreement for $4.8 million with PrivateBank. The loan matures in December 2016 with a required final payment of $4.3 million and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum. The loan requires monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015. The loan is secured by the Woodland Manor facility and guaranteed by AdCare. As of December 31, 2012, $4.7 million was outstanding under loan agreement.

Little Rock, Northridge and Woodland Hills

        In connection with the Company's April 2012 acquisition of three skilled nursing facilities located in Arkansas known as Little Rock, Northridge and Woodland Hills, the Company entered into a loan agreement for $21.8 million with PrivateBank. The loan originally matured in March 2017 with a required final payment of $19.7 million and has since been amended. The loan accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum and requires monthly principal payments plus interest for total current monthly payments of $0.2 million. Deferred financing costs incurred on the loan amounted to $0.4 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015. The loan is secured by the three facilities and guaranteed by AdCare. The Company has $1.8 million of restricted assets related to this loan.

        On June 15, 2012, the Company entered into a modification agreement with PrivateBank to modify the terms of the loan agreement. The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.

        A portion of the PrivateBank loan with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank National Association ("KeyBank") on December 28, 2012, as discussed below. On December 28, 2012, certain subsidiaries of the Company entered into a Second Modification Agreement with PrivateBank which modified the loan agreement. The modification, among other things, extends the term of the PrivateBank loan from March 30, 2013 to December 31, 2016; releases certain subsidiaries of the Company related to the Northridge facility and Woodland Hills facility from liability under two of the promissory notes and other related documents under the credit facility; and reduces the total outstanding amount owed under the credit facility from $21.8 million to $13.7 million. As of December 31, 2012, $13.7 million was outstanding under loan agreement.

Abington Place Metro City Bank

        In connection with the Company's June 2012 acquisition of the skilled nursing facility located in Little Rock, Arkansas known as Abington Place, a wholly owned subsidiary of AdCare, entered into a short-term loan agreement for $3.4 million with Metro City Bank. In August 2012, the maturity date was extended from September 2012 to January 2014. The note accrues interest at the prime rate plus

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

2.25% with a minimum rate of 6.25% per annum. Deferred financing costs incurred on the loan amounted to $0.1 million and are amortized to interest expense over the life of the loan. The loan was secured by the Abington Place facility and guaranteed by AdCare.

        The Abington Metro City Bank loan was paid off and refinanced with Key Bank on December 28, 2012 as discussed below.

Stone County

        In June 2012, Mt. V Property Holdings, LLC ("Stone County"), a wholly owned subsidiary of AdCare, entered into two loan agreements with Metro City Bank in the amounts of $1.3 million and $1.8 million. The purpose of these agreements was to refinance existing debt in the original principal amount of $3.1 million used to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.

        The $1.3 million loan from Metro City Bank was repaid with the funding from the CDC loan of $1.3 million. The $1.8 million Metro City Bank loan matures in June 2022 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum. Deferred financing costs incurred on this loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The Metro City Bank loan has a prepayment penalty of 10% for any prepayment through June 2013. The penalty is reduced by 1% each year until the loan maturity date. The Metro City Bank loan is secured by the Stone County Nursing and Rehabilitation facility and is guaranteed by AdCare. As of December 31, 2012, $1.8 million was outstanding under the Metro City Bank loan.

Glenvue

        In July 2012, Glenvue Health & Rehabilitation, a wholly owned subsidiary of AdCare, financed the acquisition of a skilled nursing facility located in Glennville, Georgia, by entering into a loan agreement for $6.6 million with PrivateBank. The loan matures in July 2014 with a required final payment of $6.4 million and accrues interest at an annual rate of the greater of (i) 6.0% per annum; or (ii) the LIBOR rate plus 4.0% per annum. The loan requires monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan is secured by the Glenvue facility and guaranteed by AdCare. As of December 31, 2012, $6.5 million was outstanding under the loan.

Companions Specialized Care

        In August 2012, a wholly owned subsidiary of AdCare, financed the acquisition of a skilled nursing facility located in Tulsa, Oklahoma, known as Companions Specialized Care Center, by entering into a loan agreement for $5.0 million with Contemporary Healthcare Capital. The loan matures in August 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term. The loan is secured by the Companions Specialized Care facility and guaranteed by AdCare. As of December 31, 2012, $5.0 million was outstanding under the loan.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

Northridge, Woodland Hills and Abington

        On December 28, 2012, the Company's wholly owned subsidiaries which own the Northridge, Woodland Hills and Abington facilities entered into a Secured Loan Agreement with the KeyBank National Association (the "KeyBank Credit Facility"). The KeyBank Credit Facility provides for a $16.5 million principal amount senior secured credit facility and matures on February 27, 2015; provided, however, that the KeyBank Borrowers may extend the maturity date by an additional six months if certain conditions are met. Interest on the KeyBank Credit Facility accrues on the principal balance thereof at an annual rate of 4.25% plus the current LIBOR rate. The KeyBank Credit Facility may be prepaid at any time without premium or penalty, provided that the KeyBank Borrowers pay any costs of KeyBank in re-employing such prepaid funds. AdCare Health Systems, Inc., AdCare Property Holdings, LLC, and AdCare Operations, LLC. have unconditionally guaranteed all amounts owing under the KeyBank Credit Facility.

        Proceeds from the KeyBank Credit Facility were used to pay off all amounts outstanding under an unsecured promissory note, dated April 1, 2012, issued by the Company in favor of Strome Alpha Offshore Ltd. in the amount of $5.0 million; payoff of an existing credit facility with Metro City Bank with respect to the Abington facility in the amount of $3.4 million; and payoff of the portion of the PrivateBank Credit Facility which relates to the Northridge and Woodland Hills in the amount of $8.1 million. As of December 31, 2012, $16.5 million was outstanding under the KeyBank Credit Facility.

Sumter Valley and Georgetown

        In connection with the closing of the Sumter and Georgetown facilities acquisition, two wholly owned subsidiaries of AdCare Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC entered into a Loan Agreement with Metro City Bank, dated December 31, 2012 in which Metro City Bank issued a promissory note for an aggregate principal amount of $7.0 million (the "Metro City Bank Loan"). The Metro City Bank Loan matures on February 1, 2014. Interest on the loan accrues on the principal balance thereof at an annual rate of 1.5% per annum plus the prime interest rate, to be adjusted quarterly (but in no event shall the total interest be less than 5.50% per annum), and payments for the interest are payable monthly, commencing on February 1, 2013. The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, is payable on February 1, 2014. AdCare and certain of its subsidiaries have unconditionally guaranteed all amounts owing under the Metro City Bank Loan. As of December 31, 2012, $7.0 million was outstanding under the Metro City Bank Loan.

Northwest

        In connection with the acquisition of the Northwest Nursing Center facility, a wholly owned subsidiary of AdCare, issued a note pursuant to a Loan Agreement with First Commercial Bank, dated December 31, 2012, for a principal amount of $1.5 million. The note matures on December 31, 2017. Interest on the note accrues on the principal balance thereof at an annual rate equal to the prime interest rate (but in no event shall the interest rate be less than 5.00% per annum), and payments for the interest are payable monthly, commencing on January 31, 2013. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31,

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

2017. AdCare and certain subsidiaries of the Company have unconditionally guaranteed all amounts owing under the note. As of December 31, 2012, $1.5 million was outstanding under the loan.

Hembree Road Building

        In November 2012, in connection with the acquisition of AdCare's corporate offices at Hembree Road, Roswell, Georgia, a wholly owned subsidiary of AdCare issued a promissory note in favor of Fidelity Bank for a principal amount of $1.1 million. The note matures in December 2017. Interest on the note accrues on the principal balance thereof at a fixed rate of 5.5% per annum and payments for the interest and principal are due monthly, commencing in December 2012. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31, 2017. As of December 31, 2012, $1.0 million was outstanding under the loan.

Senior Debt—Other Mortgage Indebtedness

        For five facilities the Company has obtained various term loans that totaled approximately $17.3 million at December 31, 2012. The combined mortgage notes require monthly principal and interest payments of approximately $0.1 million with interest rates of 6.00% to 6.25%. The notes mature at various dates starting in 2016 through 2031. Deferred financing costs incurred on these loans amounted to approximately $0.5 million and are being amortized to interest expense over the life of the notes.

        The remaining mortgage note balance is related to the financing on the Company's former corporate headquarters in Springfield, Ohio with a balance of approximately $0.2 million at December 31, 2012. The mortgage requires fixed monthly payments of approximately $3,000 plus interest at LIBOR plus 3.00% maturing in 2017. The building was sold in June 2013 and the mortgage was paid.

Other Debt

Eaglewood Village Promissory Note

        In January 2012, two wholly owned subsidiaries of AdCare issued a promissory note to the seller in the amount of $0.5 million in connection with the January 2012 acquisition of the assisted living facility located in Springfield, Ohio. The note matures in January 2014 and requires a final payment of $0.5 million. The note bears interest at 6.5% per annum payable monthly beginning in February 2012. The note requires monthly principal and interest payment. The note may be prepaid without penalty at any time.

Cantone Promissory Notes

        In March 2012, AdCare issued an unsecured promissory note to Cantone Asset Management LLC in the amount of $3.5 million. In April 2012, AdCare issued another promissory note to Cantone Asset Management LLC in the amount of $1.5 million. In July 2012, these two promissory notes were refinanced through the issuance to Cantone Asset Management LLC of an 8% subordinated convertible note in the principal amount of $5.0 million.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

        The $5.0 million of promissory notes issued to Cantone Asset Management LLC was refinanced as part of the $7.5 million in subordinated convertible promissory notes issued in July 2012 that is discussed below.

Strome Note

        In April 2012, AdCare issued an unsecured promissory note in the amount of $5.0 million to Strome Alpha Offshore Ltd. The promissory note matured in November 2012, and the Company paid off the promissory note on December 28, 2012, using the proceeds from the KeyBank Credit Facility discussed in Note 9 to our Consolidated Financial Statements included in this Annual Report. Interest accrued on the promissory note at a fixed rate of 10% per annum.

Sumter Valley Promissory Note

        In connection with the acquisition of the facility known as Sumter Valley Nursing and Rehab in December 2012, a subsidiary of AdCare issued a promissory note to the seller of the facility in the amount of $0.3 million. Interest on the note accrues at a rate of 6% per annum. Principal and interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2014, or the date upon which the Company refinances its loan relating to the Sumter facility. AdCare has unconditionally guaranteed all amounts owed under the note. At December 31, 2012, $0.2 million remained outstanding on this promissory note.

Georgetown Promissory Note

        In connection with the acquisition of the facility known as Georgetown Healthcare and Rehab in December 2012, a subsidiary of AdCare issued a secured subordinated promissory note to the seller of the Georgetown facility in the amount of $1.9 million. Interest on the note accrues at a rate of 7% per annum. Interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2013; or the date upon which the Company refinances its loan with Metro City Bank relating to the Georgetown Healthcare and Rehab Facility. AdCare has unconditionally guaranteed all amounts owing under the note.

Pinnacle Healthcare Promissory Notes

        The Company previously issued promissory notes in the aggregate principal amount of $2.4 million. The notes mature March 1, 2014, and bear interest at 7% payable quarterly in arrears the first day of each December, March, June and September beginning December 1, 2011. The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of March 1, 2013, June 1, 2013, September 1, 2013 and December 1, 2013 and a final payment of $150,000 on March 1, 2014. The notes may also be prepaid without penalty at any time. At December 31, 2012, $1.2 million remained outstanding.

Mountain Trace Promissory Notes

        Mountain Trace ADK, LLC, a wholly owned subsidiary of AdCare, previously issued promissory notes in the aggregate principal amount of $1,000,000. The notes mature April 1, 2013, and bear interest at 11% payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011. The notes may also be prepaid without penalty by providing fifteen days prior

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

notice. The Company received proceeds of $0.9 million net of legal and other financing costs. At December 31, 2012, $0.2 million remained outstanding.

Convertible Debt

Subordinated Convertible Notes Issued in 2010

        On October 26, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers an aggregate of $11.1 million in principal amount of the Company's Subordinated Convertible Notes, bearing 10% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.

        On October 29, 2010, the Company entered into an amendment and joinder agreement to effectuate the sale of an additional $0.8 million in principal amount of Notes. The initial sale of $11.1 million in principal amount of Notes occurred on October 26, 2010, and the subsequent sale of $0.8 million in principal amount of Notes occurred on October 29, 2010. The notes mature in October 2013.

        The Notes are convertible at the option of the holder into shares of common stock of the Company at a current conversion price of $3.73 (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, as further discussed in Note 10 to our Consolidated Financial Statements included in this Annual Report, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events) that is subject to future reductions if the Company issues equity instruments at a lower price. Since there is no minimum conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed that was required to be bifurcated from the Notes and accounted for separately as a derivative liability recorded at fair value (see Note 15). At the time of initial measurement, the derivative had an estimated fair value of $2.6 million resulting in a discount on the Notes. The discount is being amortized over the term of the Notes. At December 31, 2012, the unamortized discount on the Notes was $0.7 million.

        There was a conversion of a $0.2 million note that was part of the October 26, 2010 offering. It was recorded in two $0.1 million allotments. The first one converted in July 2011 at a price of $4.13 per share and resulted in the issuance of 18,160 shares. The second converted in November 2011 at a price of $3.92 and resulted in the issuance of 19,132 shares. As of December 31, 2012, $11.7 million was outstanding under the Notes.

Subordinated Convertible Notes Issued in 2011

        On March 31, 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to the Purchasers an aggregate of $2.1 million in principal amount of the Company's Subordinated Convertible Notes. On April 29, 2011, the Company issued an additional $1.8 million in principal amount of the convertible debt issuance. On May 6, 2011, the Company issued an additional $0.6 in principal amount of the Notes. As of December 31, 2012, the total outstanding principal amount of the Notes is $4.5 million. Approximately $1.4 million of the proceeds obtained were used to repay the short-term promissory note that was issued March 31, 2011 and related accrued interest.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

        The Notes bear a 10% interest per annum and are payable quarterly in cash in arrears beginning June 30, 2011. The Notes mature on March 31, 2014. Debt issuance costs of $0.6 million are being amortized over the life of the Notes.

        The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $4.80 (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, as further discussed in Note 10 to our Consolidated Financial Statements included in this Annual Report, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar events. The Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.

Subordinated Convertible Notes Issued in 2012

        AdCare entered into a Securities Purchase Agreement, dated as of June 28, 2012, with certain accredited investors pursuant to which the Company issued and sold such investors on July 2, 2012 an aggregate of $7.5 million in principal amount of the Company's 8.0% subordinated convertible promissory notes. The notes bear interest at 8% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012. The notes mature on July 31, 2015. The notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company. The $7.5 million principal amount of the notes includes a refinancing of existing indebtedness of $5.0 million of promissory notes issued to Cantone Asset Management LLC.

        At any time on or after the six-month anniversary of the date of issuance of the notes, the notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, as further discussed in Note 10 to our Consolidated Financial Statements included in this Annual Report, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events).

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

        In addition, the holders of a majority of the aggregate principal amount of notes then outstanding may require the Company to redeem all or any portion of the notes upon a change of control transaction, at a redemption price in cash equal to 110% of the redemption amount.

        Approximately $23.7 million of the scheduled maturities in 2013, 2014 and 2015, relate to the subordinated convertible notes issued in 2010, 2011 and 2012. While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes will elect to convert their subordinated convertible notes into shares of common stock provided the common stock continues to trade above the applicable conversion price for such notes. The conversion prices are $3.73, $4.80 and $3.97 for the subordinated convertible notes issued in 2010, 2011 and 2012,

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. NOTES PAYABLE AND OTHER DEBT (Continued)

respectively. If all of the subordinated convertible notes had been converted to common stock at December 31, 2012, then the Company would have been required to issue approximately 6.4 million shares of common stock.

NOTE 10. PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Shares Authorized and Reserved

        At December 31, 2012, the Company had reserved approximately 13.9 million shares of its authorized but unissued common stock for possible future issuance in connection with the following potential future events:

Shares (000's)
Exercise of outstanding and future grants of stock options under approved plans	3,026
Exercise of outstanding stock warrants—employees	1,806
Exercise of outstanding stock warrants—non-employees	1,961
Convertible debt shares issuable (including additional 20% required under agreements)	7,140

Total authorized shares reserved	13,933

Stock Dividends

        On September 6, 2012, the Company's Board of Directors declared a 5% stock dividend issued on October 22, 2012 to holders of the common stock as of October 8, 2012. As a result of the stock dividend, the number of outstanding shares of common stock increased by 0.7 million shares in 2012.

        On August 31, 2011, the Company's Board of Directors declared a 5% stock dividend issued on October 14, 2011 to stockholders of record at the close of business on September 30, 2011. As a result of the stock dividend, the number of outstanding shares of common stock increased by 0.6 million shares in 2011.

        As the Company was in a deficit position for both 2012 and 2011, there was no recorded impact to the reported amounts of stockholders' equity in the accompanying consolidated balance sheet. All references to the number of common shares and per-share amounts included in these consolidated financial statements are restated based on the increased number of shares giving retroactive effect to the stock dividend to prior year amounts.

2012 Public Common Stock Offering

        In March 2012, the Company closed a firm commitment underwritten public offering of 1.1 million shares of common stock at an offering price to the public of $3.75 per share. The Company also granted the underwriter in the offering an option for 45 days to purchase up to an additional 165,000 shares of common stock to cover over-allotments, if any. In connection with the underwriter's partial exercise of this option, the Company issued an additional 65,000 shares of common stock at an offering

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

price to the public of $3.75 per share on May 22, 2012. The Company received net proceeds of $3.8 million after deducting underwriting discounts and other offering-related expenses of $0.6 million.

2011 Warrant Call

        In August 2011, the Company called for redemption the outstanding warrants to purchase shares of common stock sold in the Company's initial public offering and private placement offering. Each warrant exercised in response to the call was exercised for 1.05 shares of common stock at a price of $2.38 per share as adjusted for the 2010 stock dividend. Any warrants not exercised expired on the last day of the exercise period and were redeemed at $.10 per underlying share of common stock. In connection with the warrant call, the Company issued 2,897,149 shares of common stock. The Company received aggregate net proceeds of $6.3 million upon such exercises including issuance costs of $0.6 million. The remaining unexercised warrants expired requiring the Company to pay the aggregate call amount of $3,000.

Preferred Stock

        On November 7, 2012, the Company announced a "best efforts" public offering of 450,000 shares of its newly designated Series A Preferred Stock. The Series A Preferred Stock was offered at $23 per share. In November 2012, the Company issued 450,000 shares of Series A Preferred Stock at $23 per share, receiving proceeds of $9.2 million after deducting underwriting discounts and other offering-related expenses of $1.2 million. The liquidation preference per share is $25. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25.00 liquidation preference per share. The dividend rate may increase under certain circumstances.

        Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances. The Company may not redeem the Series A Preferred Stock before December 1, 2017, except the Company is required to redeem the Series A Preferred Stock following a "Change of Control," as defined. On and after December 1, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

        The change-in-control provision requires the preferred stock to be classified as temporary equity because, although deemed a remote possibility, a purchaser could acquire a majority of the voting power of the outstanding common stock without company approval, thereby triggering redemption. FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, requires classification outside of permanent equity for redeemable instruments for which the redemption triggers are outside of the issuer's control. The assessment of whether the redemption of an equity security could occur outside of the issuer's control is required to be made without regard to the probability of the event or events that may result in the instrument becoming redeemable.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK BASED COMPENSATION

        The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2012 and 2011:

Amounts in (000's)	December 31, 2012	December 31, 2011
Employee compensation:
Stock options	$486	$212
Employee warrants	229	594

Total option and warrants compensation	715	806
Board restricted stock	176	—

Total Employee Compensation Expense	$891	$806

Non-employee compensation:
Warrants	$859	$434
Less: Deferred financing and prepaid services	(783)	(330)
Amortization of prepaid services	696	108

Total Nonemployee Compensation Expense	$772	$212

        The Company uses the Black-Scholes-Merton option-pricing model for estimating the fair values of employee share options, employee and nonemployee warrants and similar instruments with the following key assumptions:

        Expected Dividend Yield:    The Company has not historically paid cash dividends on its common stock, and does not expect to pay cash dividends on its common stock in the near future. Accordingly, our expected dividend yield is zero.

        Expected Volatility:    The Company estimates the expected volatility factor using the Company's historical stock price volatility. For the calculations in the first quarter of 2011, the estimated expected volatility also included the weighted-average historical volatility of similar companies within the same industry whose stock prices are publicly available.

        Risk-Free Interest Rate:    The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options and warrants being valued.

        Expected Term:    The Company currently uses a simplified method for calculating the expected term based on the vesting and contractual expiration dates. For non-employee warrants awarded to certain service providers or financing partners, the Company uses the contractual life of the warrants as the expected term, as the Company does not have sufficient experience with the service providers or financing partners to determine when they could be expected to exercise their warrants.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK BASED COMPENSATION (Continued)

        The assumptions used in calculating the fair value of employee stock options and warrants using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	2012	2011
Dividend Yield	0.0%	0.0%
Expected Volatility	40.0% - 46.1%	65.6%
Risk-Free Interest Rate	.25% - 1.05%	1.23%
Expected Term	4.0 - 6.5 years	4.7 years

        The assumptions used in calculating the fair value of non-employee stock options and warrants using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	2012	2011
Dividend Yield	0.0%	0.0%
Expected Volatility	38.5% - 47.8%	62.0%
Risk-Free Interest Rate	0.25% - 0.72%	0.86%
Expected Term	3 - 10 years	1.7 years

Employee Stock Options

        The Company has three active employee stock option plans.

  •
  The 2004 plan expires March 31, 2014 and provides for a maximum of 347,288 shares of common stock to be issued.

  •
  The 2005 plan expires September 30, 2015 and provides for a maximum of 578,812 shares of common stock to be issued.

  •
  The 2011 plan expires March 28, 2021 and provides for a maximum of 2,100,000 shares of common stock to be issued.

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

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK BASED COMPENSATION (Continued)

        The following summarizes the Company's stock option activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	575,277	$3.90
Stock Dividend	73,393	$4.25
Granted	996,200	$4.46
Exercised	(66,867)	$1.39
Forfeited	(186,483)	$4.31
Expired	(40,659)	$2.78

Outstanding at December 31, 2012	1,350,861	$4.57	6.6 years	900,426

Exercisable at December 31, 2012	268,457	$4.22	5.2 years	260,123

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	212,404	$1.79
Stock Dividend	16,298	$3.79
Granted	487,000	$4.77
Exercised	(37,338)	$1.74
Forfeited	(98,807)	$4.53
Expired	(4,280)	$2.26

Outstanding at December 31, 2011	575,277	$3.90	8.3 years	370,606

Exercisable at December 31, 2011	213,178	$2.66	5.7 years	370,606

        The weighted average grant date fair value of options granted during 2012 and 2011 was $1.36 and $2.21, respectively. At December 31, 2012, the Company has approximately $1.2 million of unrecognized compensation expense related to unvested options. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.3 years. The total intrinsic value of options exercised during 2012 and 2011, was $0.2 million and $0.1 million, respectively.

Employee Common Stock Warrants

        In addition to the Company's stock option plans, the Company grants, in accordance with the rules and regulations of the NYSE MKT LLC, stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board of Directors. The Board of Directors administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK BASED COMPENSATION (Continued)

        The following summarizes the Company's employee common stock warrant activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,720,020	$3.10
Stock Dividend	86,004	$2.99
Granted	—
Exercised	—
Forfeited	—

Outstanding at December 31, 2012	1,806,024	$2.99	5.6 years	3,181,251

Exercisable at December 31, 2012	1,539,126	$2.79	5.1 years	3,014,103

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,289,412	$2.64
Stock Dividend	71,162	$2.93
Granted	450,000	$4.18
Exercised	(70,433)	$2.08
Forfeited	(20,121)	$2.38
Outstanding at December 31, 2011	1,720,020	$3.10	6.6 years	1,676,791

Exercisable at December 31, 2011	1,345,020	$2.78	5.8 years	1,666,991

        There were no employee warrants granted in 2012; the weighted average grant date fair value of employee warrants granted during 2011 was $2.29. The Company has approximately $0.2 million of unrecognized compensation expense related to unvested employee warrants as of December 31, 2012. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.4 years. There were no employee warrants exercised during 2012; the total intrinsic value of employee warrants exercised during 2011 was $0.4 million.

Restricted Stock

        In June 2012, the Company approved issuing, pursuant to the 2011 Plan, 270,000 shares of common stock with a three-year restriction on transfer to its nine directors. The restricted stock has all the rights of a shareholder from the date of grant, including, without limitation the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the grant date closing stock price of $3.20. The related compensation expense is being recognized over the three-year restricted period. The compensation expense for year ended December 31, 2012 was $0.2 million with unrecognized compensation expense of $0.7 million remaining at December 31, 2012.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK BASED COMPENSATION (Continued)

        On July 2, 2012, in connection with the issuance of the $7.5 million principal amount of 8% subordinated convertible notes, the Company granted 50,000 shares of restricted common stock with a one-year restriction on transferability to the placement agent as partial consideration for its service on the offering. The Company determined the fair value of the restricted stock to be equal to the grant date closing stock price of $3.50. The related compensation expense is included in deferred loan costs and is being amortized as interest expense over the term of the 8% subordinated convertible notes. The expense for the year ended December 31, 2012 was $0.1 million with unrecognized expense of $0.1 million remaining at December 31, 2012.

        The following summarizes the Company's restricted stock activity for the year ended December 31, 2012:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested at January 1, 2012	—	—
Granted	320,000	$3.25
Stock Dividend	16,000	$3.25
Vested	(52,500)	$3.50
Forfeited	—	—

Unvested at December 31, 2012	283,500	$3.20

Nonemployee Common Stock Warrants

        The following summarizes the Company's non-employee common stock warrant activity for the period ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,153,574	$3.85
Stock Dividend	94,054	$3.85
Granted	777,500	$3.82
Exercised	(28,941)	$1.26
Expired	(34,730)	$3.82

Outstanding at December 31, 2012	1,961,457	$3.78	1.7 years	1,934,826

Exercisable at December 31, 2012	1,950,957	$3.77	1.7 years	1,930,836

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK BASED COMPENSATION (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	953,074	$3.13
Stock Dividend	86,236	$3.84
Granted	300,000	$4.91
Exercised	(179,452)	$1.78
Expired	(6,284)	$3.11

Outstanding at December 31, 2011	1,153,574	$3.85	2.0 years	437,432

Exercisable at December 31, 2011	1,153,574	$3.85	2.0 years	437,432

        During 2012 and 2011, the Company granted warrants to nonemployees with a weighted-average per share fair value estimated at $0.99 and $1.45, respectively. The warrants have contractual terms between two and ten years. The majority vested immediately on the date of grant.

NOTE 12. OFFERING WARRANTS

        A summary of the status of the Company's warrants issued in connection with the initial public offering is presented below:

December 31, 2011
Beginning balance	2,927,925
Stock Dividend	—
Exercised	(2,897,149)
Redeemed	(30,776)

Ending balance	—

        In August 2011, the Company called for redemption all of the outstanding offering warrants issued in the initial public offering.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES

        The provision for income taxes attributable to continuing operations for the years ended December 31, 2012 and December 31, 2011 is presented below.

	December 31,
(Amounts in 000's)	2012	2011
Current Tax Expense (Benefit):
Federal	$(97)	$—
State	90	215

	$(7)	$215

Deferred Tax Expense:
Federal	$—	$—
State	104	0

	$104	$0

Total income tax expense	$97	$215

        The income tax expense applicable to continuing and discontinued operations is presented below.

	December 31,
(Amounts in 000's)	2012	2011
Income tax expense on continuing operations	$97	$215
Income tax expense (benefit) on discontinued operations	(20)	(191)

Total income tax expense	$77	$24

        At December 31, 2012 and 2011, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
(Amounts in 000's)	2012	2011
Net current deferred tax asset:
Allowance for doubtful accounts	$1,265	$494
Accrued expenses	464	429

	1,729	923

Net long-term deferred tax asset (liability):
Net operating loss carry forwards	4,825	3,896
Noncontrolling interests	—	38
Property, equipment & intangibles	(1,091)	(1,434)
Stock based compensation	848	832
Convertible debt adjustments	1,876	1,074
Other	(277)	648

	6,181	5,054

Total deferred tax assets	7,910	5,977
Valuation allowance	(8,014)	(6,063)

Net deferred tax liability	$(104)	$(86)

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

        The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31,
	2012	2011
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes	(0.6)%	(3.1)%
Consolidated VIE LLCs	(1.5)%	(7.6)%
Nondeductible expenses	(0.8)%	(0.9)%
Other	1.7%	0.4%
Change in valuation allowance	(33.5)%	(26.3)%

Effective tax rate	(0.7)%	(3.5)%

        As of December 31, 2012 AdCare had consolidated federal net operating loss ("NOL") carry forwards of $14.2 million. These NOLs begin to expire in 2018 through 2032 and currently are offset by a full valuation allowance.

        Given the Company's historical net operating losses, a full valuation allowance has been established on the Company's net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the NOL carry forward ("naked credit"). This resulted in recognizing deferred Federal tax expense of $0.1 million for each of the years ended December 31, 2012 and 2011, and a deferred tax liability of $0.1 million as of both December 31, 2012 and 2011.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

        A significant portion of the Company's revenue is derived from Medicaid and Medicare, for which reimbursement rates are subject to regulatory changes and government funding restrictions. Any significant future change to reimbursement rates could have a material effect on the Company's operations.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

        The Company leases certain office space and 11 skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. Eight of the facilities were initiated in the third quarter of 2010, and two additional in the fourth quarter of 2010. One lease agreement was initiated in the fourth quarter of 2011. For the years ended December 31, 2012 and 2011, facility rent expense totaled $7.7 million and $7.2 million, respectively.

        Eight of the Company's facilities are operated under a single master lease arrangement. The lease has a term of ten years into 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company's master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of December 31, 2012.

        Two of the Company's facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. In recent periods, including as of December 31, 2012, the Company has not been in compliance with certain financial and administrative covenants of this lease agreement. The Company has obtained a waiver for each instance of such non-compliance.

        Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2013	$8,049
2014	7,569
2015	7,407
2016	7,274
2017	7,180
Thereafter	21,639

Total	$59,118

        The Company has also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.

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

        In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of December 31, 2012, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.

        In 2012, the Company was named as a defendant in two related lawsuits asserting breach of contract claims arising out of consulting agreements executed in 2010 in connection with the Company's becoming the operator of certain leased facilities that were previously operated by a third-party. The same transaction was already the subject of litigation commenced by the Company in 2011 against several entities which had previously operated the leased facilities. After becoming the operator of the leased facilities, the Company incurred certain losses for pre-closing activities for which the Company was entitled to indemnification. The Company sought to enforce its rights to indemnity by filing a lawsuit against the former operators of the leased facilities for breach of contract and related tort claims, and the Company proceeded to set off its losses against payment due under the consulting agreements referenced above. The defendants filed counterclaims against the Company. In the third quarter of 2012, a settlement was reached with respect to the three lawsuits that permitted the Company to eliminate a previously accrued liability in light of the lower than expected settlement amount of $1.0 million resulting in a non-cash settlement gain of $0.4 million recognized in the third quarter of 2012. During the third quarter of 2012, $0.3 million of the settlement was paid and the majority of the remaining balance will be paid within one year.

Commitments

Special Termination Benefits

        The Company incurred certain salary retirement and continuation costs of $1.5 million related to separation agreements with certain of the Company's former officers. The benefits include wage continuation and fringe benefits which are to be paid out to these former employees over various future periods ranging from a 6-month period to a 24-month period. The remaining unpaid balance accrued as of December 31, 2012 is $0.3 million.

Commitment to Future Lease Payments

        A leased skilled nursing facility has signed a security agreement associated with the lessor, Covington Realty, LLC, in conjunction with the lessor's refinancing of the project through HUD. The commitment gives the lender the right to pursue the facility for unpaid lease payments to the lessor.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. THIRD-PARTY REIMBURSEMENT

Medicare

        Payments for Medicare resident services are made under a prospective payment system. There is no retroactive adjustment to allowable cost. The Company is paid one of several prospectively set rates that vary depending on the resident's service needs. Payment rates are established on a federal basis by the Centers for Medicare & Medicaid Services ("CMS"). The final settlement process is primarily a reconciliation of services provided and rates paid. As a result, no material settlement estimates are expected.

Medicaid

        Payments for Medicaid resident services are calculated and made under a prospective reimbursement system. Payment rates are based on actual cost, limited by certain ceilings, adjusted by a resident service needs factor and updated for inflation. The direct care portion of the rate can be adjusted prospectively for changes in residents' service needs. While interim rates are subject to reconsideration and appeal, once this process is completed, they are not subject to subsequent retroactive adjustment. However, the states in which the Company operates have the opportunity to audit the cost report used to establish the prospective rate. If the state departments discover non-allowable or misclassified costs that resulted in overpayments to the Company, the funds may be recovered by the state departments through the final rate recalculation process. For the years ended December 31, 2012 and 2011, management believes that adequate provisions have been made for potential adjustments.

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

NOTE 16. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

        The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2012 and 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Amounts in (000's)	Level 1:	Level 2:	Level 3:	Total
Derivative Liability—2012	$—	$—	$3,630	$3,630
Derivative Liability—2011	$—	$—	$1,889	$1,889

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. FAIR VALUE MEASUREMENTS (Continued)

        Following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended December 31, 2012:

Amounts in (000's)	Derivative Liability
Beginning Balance	$1,889
Debt extinguishment	—
Derivative loss	1,741

Ending Balance	$3,630

        The derivative liability is the result of the Company issuing subordinated convertible notes in 2010. The notes are convertible into shares of common stock of the Company at a current conversion price of $3.73 (adjusted for various stock dividends) that is subject to future reductions if the Company issues equity instruments at a lower price. Because there is no minimum conversion price, an indeterminate number of shares may be issued in the future. Accordingly, the Company determined an embedded derivative existed that was required to be bifurcated from the subordinated convertible notes and accounted for separately as a derivative liability recorded at fair value. The Company estimates the fair value of the derivative liability using the Black-Scholes-Merton option-pricing model with changes in fair value being reported in the consolidated statement of operations. This model requires certain key inputs that are significant unobservable inputs (Level 3).

        The Company currently has no plans to issue equity instruments at a price lower than the conversion price of $3.73, the current conversion price of the subordinated convertible promissory notes issued in 2010. The derivative liability is a non-cash item. Upon conversion to common stock, the debt and derivative liability will be extinguished, the current fair market value of the common stock will be reflected as common stock and additional paid-in capital, and there may be a resulting gain or loss on the debt extinguishment. If not converted to common stock, upon settlement at the date of maturity, the debt and derivative liability will result in a gain on debt extinguishment for the remaining fair value of the derivative.

Nonrecurring Fair Value Measurements

        During 2011, the Company recorded a goodwill impairment charge of $1.8 million which is reflected in the loss from discontinued operations. The impairment charge was a result of the required goodwill impairment test that requires the goodwill to be written down to the estimate of the implied fair value. The goodwill was measured using primarily an income approach with significant unobservable inputs (Level 3).

NOTE 17. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

        The Company's operations are concentrated in the long-term care market, which is a heavily regulated environment. The operations of the Company are subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to, CMS, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (Continued)

an act of Congress, the passage of laws by the General Assembly or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

        Given the significant concentration of revenue from third-party payors, including Medicare and Medicaid programs, along with recent healthcare reform and budgetary constraints of governmental agencies, there is potential for reimbursement rate reductions in the near term that could materially and adversely impact the Company's revenue and profitability.

        The Company has 100% of its 3,804 skilled nursing facility beds that it owns or leases certified under the Medicaid and Medicare programs. A summary of occupancy utilization and net revenues for these nursing facility beds is as follows:

For the Years Ended	Percent of Total Occupancy	Percent of Long-Term Care Receivables	Percent of Patient Care Revenue
Medicaid
December 31, 2012	73%	39%	54%
December 31, 2011	76%	35%	56%
Medicare
December 31, 2012	14%	30%	29%
December 31, 2011	14%	30%	31%
Other Payers
December 31, 2012	13%	31%	17%
December 31, 2011	10%	35%	13%

NOTE 18. DEFERRED COMPENSATION PLAN

        The Company maintains a non-qualified deferred compensation plan available to a select group of management or highly compensated employees. Contributions to the plan are made by the participants. The Company does not provide any matching contributions. The benefits of the plan are payable upon the employee's separation of employment with the Company.

        As of December 31, 2012 and 2011, the Company had a gross asset of $.01 million and $0.3 million, respectively, to reflect the amount of investments held in the plan and a corresponding liability acknowledging the Company's obligation to employees participating in the plan (included in other assets and other liabilities in the accompanying consolidated balance sheet). At December 31, 2011, the Company had one outstanding loan for $0.2 million. This loan was subsequently repaid in 2012. The underlying assets are recorded at fair value and primarily represent short term fixed income assets invested at the participants' direction. Contributions to and payments from the plan in 2012 and 2011 were not material.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. ACQUISITIONS

Summary of 2012 Acquisitions

        During the year ended December 31, 2012, the Company acquired a total of eleven skilled nursing facilities and one assisted living facility described further below. The total purchase price for each acquisition is after final closing adjustments. The Company has incurred a total of $2.0 million of acquisition costs related to these acquisitions and has recorded the cost in the "Other Income (Expense)" section of the Consolidated Statements of Operations.

Eaglewood Care Center and Eaglewood Village

        On January 1, 2012, the Company acquired the Eaglewood Care Center, a skilled nursing facility and the Eaglewood Village facility, an assisted living facility each located in Springfield, Ohio. The total purchase price was $12.4 million.

(Amounts in 000's)
Consideration Transferred:
Net proceeds from loans	$4,693
Seller notes	5,000
Cash from earnest money deposits	250
Cash (prepaid on December 30, 2011)	2,469

Total consideration transferred	$12,412

Assets Acquired:
Land	$370
Building	9,656
Equipment and Furnishings	1,199
Intangible Assets—bed licenses	1,188
Goodwill	87

Total assets acquired	12,500
Liabilities Assumed:
Real estate taxes and other	(88)

Total identifiable net assets	$12,412

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. ACQUISITIONS (Continued)

Little Rock, Northridge and Woodland Hills

        On April 1, 2012, the Company acquired the Little Rock, Northridge and Woodland Hills facilities, three skilled nursing facilities located in Little Rock, Arkansas. The total purchase price was $27.2 million.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$19,732
Cash	5,899
Cash from earnest money deposits	1,600

Total consideration transferred	$27,231

Assets acquired:
Land	$1,582
Building	17,256
Equipment and furnishings	1,620
Intangible Assets—bed licenses	6,510
Goodwill	312

Total assets acquired	27,280
Liabilities assumed:
Real estate taxes and other	(49)

Total identifiable net assets	$27,231

Abington Place

        On April 30, 2012, the Company acquired Abington Place, a skilled nursing facility located in Little Rock, Arkansas. The total purchase price was $3.6 million.

(Amounts in 000s')
Consideration transferred:
Net proceeds from loans	$3,296
Cash from earnest money deposits	250
Security deposit for lease/May rent	35

Total consideration transferred	$3,581

Assets acquired:
Land	$210
Building	225
Equipment and furnishings	2,090
Intangible assets—bed licenses	840
Goodwill	235

Total assets acquired	3,600
Liabilities assumed:
Real estate taxes and other	(19)

Total identifiable net assets	$3,581

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. ACQUISITIONS (Continued)

Glenvue Nursing Home

        On July 2, 2012, the Company acquired Glenvue Nursing, a skilled nursing facility located in Glennville, Georgia. The total purchase price was $8.2 million.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$6,573
Cash from earnest money deposits	1,667

Total consideration transferred	$8,240

Assets acquired:
Land	$406
Building	3,815
Equipment and furnishings	285
Intangible Assets—bed licenses	3,020
Goodwill	720

Total assets acquired	8,240

Total identifiable net assets	$8,240

Quail Creek Health and Rehab

        On July 3, 2012, the Company acquired Quail Creek Health and Rehab a skilled nursing facility located in Oklahoma City, Oklahoma. The total purchase price was $6.2 million with assumed fair valued indebtedness of $3.2 million.

(Amounts in 000's)
Consideration transferred:
Assumed debt	$3,200
Cash from earnest money deposits	3,000

Total consideration transferred	$6,200

Assets acquired:
Land	$237
Building	3,743
Equipment and furnishings	220
Intangible Assets—bed licenses	1,770
Goodwill	230

Total assets acquired	6,200

Total identifiable net assets	$6,200

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. ACQUISITIONS (Continued)

Companions Specialized Care Center

        On August 17, 2012, the Company acquired Companions Specialized Care Center, a skilled nursing facility located in Tulsa, Oklahoma. The total purchase price was $5.9 million.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$4,454
Cash from earnest money deposits	662
Common stock issued	750

Total consideration transferred	$5,866

Assets acquired:
Land	$780
Building	2,588
Equipment and furnishings	191
Intangible assets—bed licenses	1,530
Goodwill	799

Total assets acquired	5,888
Liabilities assumed:
Real estate taxes and other	(22)

Total identifiable net assets	$5,866

Sumter Valley Nursing and Rehab

        On December 31, 2012, the Company acquired Sumter Valley Nursing and Rehab, a skilled nursing facility located in Sumter, South Carolina. The total purchase price was $5.6 million.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$4,215
Seller notes	250
Cash from earnest money deposits	1,085

Total consideration transferred	$5,550

Assets acquired:
Land	$190
Building	2,797
Equipment and furnishings	140
Intangible Assets—bed licenses	2,016
Goodwill	407

Total assets acquired	5,550

Total identifiable net assets	$5,550

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. ACQUISITIONS (Continued)

Georgetown Healthcare and Rehab

        On December 31, 2012, the Company acquired Georgetown Healthcare and Rehab, a skilled nursing facility located in Georgetown, South Carolina. The total purchase price was $4.2 million.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$1,968
Seller notes	1,850
Cash from earnest money deposits	382

Total consideration transferred	$4,200

Assets acquired:
Land	$20
Building	2,179
Equipment and furnishings	160
Intangible Assets—bed licenses	1,470
Goodwill	371

Total assets acquired	4,200

Total identifiable net assets	$4,200

Northwest Nursing Center

        On December 31, 2012, the Company acquired Northwest Nursing Center, a skilled nursing facility located in Oklahoma City, Oklahoma. The total purchase price was $3.0 million.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$2,850
Cash from earnest money deposits	150

Total consideration transferred	$3,000

Assets acquired:
Land	$155
Building	1,045
Equipment and furnishings	185
Intangible Assets—bed licenses	1,325
Goodwill	290

Total assets acquired	3,000

Total identifiable net assets	$3,000

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. ACQUISITIONS (Continued)

Summary of 2011 Acquisitions

        During the year ended December 31, 2011, the Company has acquired a total of fifteen skilled nursing facilities and two assisted living facilities described further below. For the year ended December 31, 2011, the Company has incurred a total of approximately $2.3 million of acquisition costs net of approximately $1.1 million, net of bargain purchase gains for a net amount of $1.2 million in the "Other Income" section of the consolidated statements of operations. Acquisition costs include non-cash charges of $0.2 million from the issuance of 36,337 shares of common stock with a per share market value of $5.68. As discussed in Note 1, Acquisition Policy, in acquisitions of facilities in states where the acquired CON/bed licenses are not transferable from the facility acquired the fair value of the CON/bed licenses are classified together as building.

        All of our 2011 acquisitions were in conjunction with our growth strategy for acquiring nursing facilities and optimizing performance. The Company issued various notes to complete these transactions.

Mountain Trace

        On January 1, 2011, Mountain Trace Nursing ADK, LLC, a wholly owned subsidiary of AdCare, commenced operations of the Mountain Trace facility, a skilled nursing facility located in Sylva, North Carolina, which was acquired on December 31, 2010, for a purchase price of $6.2 million after final closing adjustments. In connection with the acquisition, the Company recognized a total gain of approximately $1.1 million, as the transaction resulted in a bargain purchase because the seller was motivated to sell the facility in order to retire and restructure the composition of their facilities in certain of the states in which they operate.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$4,945
Cash from earnest money deposits	250
Cash	975

Total consideration transferred	$6,170

Assets acquired:
Land	$320
Building	6,806
Equipment and furnishings	149

Total identifiable net assets	$7,275
Less: gain on bargain purchase	(1,105)

Total consideration	$6,170

Autumn Breeze Healthcare Center, Southland Care Center and College Park Healthcare Center

        On April 29, 2011, Erin Property Holdings, LLC, a wholly owned subsidiary of AdCare, acquired the Southland Care Center, a skilled nursing facility located in Dublin, Georgia. In addition, on April 29, 2011, Mt. Kenn Property Holdings, LLC, a wholly owned subsidiary of AdCare, acquired the

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. ACQUISITIONS (Continued)

Autumn Breeze Healthcare Center, a skilled nursing facility located in Marietta, Georgia. On May 31, 2011, CP Property Holdings, LLC, a wholly owned subsidiary of AdCare, acquired the College Park Healthcare Center, a skilled nursing facility located in College Park, Georgia. The total purchase price for all three facilities was $17.9 million after final closing adjustments.

        Through separate Operations Transfer Agreements, the Company obtained control of Autumn Breeze Healthcare and Southland Care Center effective May 1, 2011. The Company had paid $0.5 million in earnest money upon entering the purchase agreement and an additional $0.4 million to extend the closing date to April 29, 2011. A final Operations Transfer Agreement allowed the Company to obtain control of the College Park Care Center effective June 1, 2011.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$12,439
Cash from earnest money deposits	900
Cash	4,603

Total consideration transferred	$17,942

Assets acquired:
Land	$675
Building	17,041
Equipment and furnishings	226

Total identifiable net assets	$17,942

The Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center, and Grand Lake Villa ("Oklahoma VIE's")

        On August 1, 2011, five skilled nursing facilities located in Oklahoma, were purchased for an aggregate purchase price of $11.2 million, after closing adjustments by companies owned and operated by Christopher Brogdon, the Company's Vice Chairman and Chief Acquisition Officer, and others. These facilities are known as the Living Center, Kenwood Manor, Enid Senior Care, Betty Ann Nursing Center and Grand Lake Villa.

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

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$9,459
Cash from earnest money deposits	200
Cash	1,559

Total consideration transferred	$11,218

Assets acquired:
Land	$661
Building	9,745
Equipment and furnishings	844

Total assets acquired	$11,250
Liabilities assumed
Real estate taxes	$(32)

Total identifiable net assets	$11,218

Homestead Manor, River Valley Center, Benton Manor, Heritage Park Center and Rose Nursing

        On September 1, 2011, the Company acquired and obtained effective control of four skilled nursing facilities and a corporate office building located in Arkansas. In addition, effective November 1, 2011, the Company acquired the rights to a leased skilled nursing facility located in Missouri. The total purchase price for all five facilities was $19.9 million after final closing adjustments.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$14,582
Seller note	2,400
Cash from earnest money deposits	350
Cash	2,607

Total consideration transferred	$19,939

Assets acquired:
Land	$1,095
Building	17,632
Equipment and furnishings	773
Intangible assets—lease rights	500

Total assets acquired	$20,000
Liabilities assumed
Real estate taxes	$(61)

Total identifiable net assets	$19,939

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. ACQUISITIONS (Continued)

Stone County Nursing and Rehabilitation and Stone County Residential Care Facility

        On November 30, 2011, the Company acquired and obtained effective control of one skilled nursing facility and one assisted living facility both located in Mountain View, Arkansas. The total purchase price was $4.3 million.

(Amounts in 000's)
Consideration transferred:
Net proceeds from loans	$2,909
Seller note	750
Cash from earnest money deposits	300
Cash	291

Total consideration transferred	$4,250

Assets acquired:
Land	$194
Building	3,789
Equipment and furnishings	267

Total assets acquired	$4,250

Unaudited Pro forma Financial Information

        The above acquisitions have been included in the consolidated financial statements since the dates of the acquisition. Combined revenue for all 2012 acquisitions since date of acquisition is $35.1 million and resulted in loss from operations of $0.3 million for the year ended December 31, 2012.

        The following table represents pro forma results of consolidated operations as if all of the 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

	December 31,
(Amounts in 000's)	2012	2011
Pro forma revenue	$228,326	$226,429
Pro forma operating expenses	$225,447	$219,516
Pro forma income from operations	$2,879	$6,913

        The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. VARIABLE INTEREST ENTITIES

        The Company has certain variable interest entities that are required to be consolidated because AdCare is their primary beneficiary. A "primary beneficiary" is the party in a VIE that has both of the following characteristics: (a.) The power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b.) The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

        For a further description of the VIEs, see the sections of Note 22 to the Consolidated Financial Statements included in this Annual Report titled "Riverchase" and "Oklahoma Owners".

        In 2011, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to FASB ASC Topic 810-10, Consolidation-Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements. During the process of finalizing the 2012 financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners. In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners. In the accompanying consolidated financial statements the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company's 2012 consolidated financial statements. The Company further concluded that including the Oklahoma Owners in its 2011 financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued 2011 financial statements.

        In July 2012, the Company amended the Option Agreement to purchase Riverchase Village facility to extend the Company's option exercise period to June 22, 2013. (See Note 23—Subsequent Events for discussion of recent events.) The following summarizes the assets and liabilities of the variable interest entities included in the consolidated balance sheets:

Riverchase Village Facility—Assets and Liabilities:

(Amounts in 000's)	December 31, 2012	December 31, 2011
Cash	$(38)	$16
Accounts receivable	—	10
Restricted investments	343	451
Property and equipment, net	5,974	5,999
Other assets	391	432

Total assets	$6,670	$6,908

Accounts payable	$1,316	$740
Accrued expenses	67	174
Current portion of notes payable	92	99
Notes payable, net of current portion	6,033	6,077
Noncontrolling interest	(838)	(182)

Total liabilities	$6,670	$6,908

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. VARIABLE INTEREST ENTITIES (Continued)

        The balances related to the Oklahoma Owners variable interest entities that were consolidated as of December 31, 2011 but that the Company subsequently determined should not be consolidated were as follows:

(Amounts in 000's)	December 31, 2011
Cash	180
Accounts receivable	800
Property and equipment, net	9,988
Goodwill	1,123
Other assets	641

Total assets	12,732

Accounts payable	458
Accrued expenses	356
Current portion of notes payable	189
Notes payable, net of current portion	12,389
Noncontrolling interest	(660)

Total liabilities	12,732

NOTE 21. BENEFIT PLANS

        The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees. All employees are eligible once they reach age 21 and complete 1 year of eligible service. The Company matches employee contributions at 50% up to 2% of the employee's salary. Total matching contributions during 2012 and 2011 were approximately $0.1 million for both years. Given the significant acquisitions and resulting increase in the number of employees, as new employees become eligible and are added as participants in the 401(k) plan in the future, the Company expects the employer match obligation to increase.

        The Company is pursuing remedial actions under the Voluntary Correction Programs ("VCP") of the Employee Compliance Resolution System contained in Internal Revenue Service ("IRS") Revenue Procedure 2008-50 to conform the 401(k) plan's terms to the plan's administration. The acceptance by the IRS of the Company's proposed correction is unknown at this time. A denial by the IRS of the proposed correction could result in financial liability on the part of the Company. Management believes the ultimate financial impact of the resolution is less than $0.1 million and that the matter will be resolved before the end of 2014.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. RELATED PARTY TRANSACTIONS

Riverchase

        On April 9, 2010, Riverchase Village ADK, LLC ("Riverchase"), then a wholly owned subsidiary of the Company, entered into a Purchase Agreement with an Oklahoma limited liability company controlled by a bank ("Riverchase Seller") to acquire the assets of Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama, for a purchase price of approximately $5.0 million. On June 22, 2010, the Company assigned to Christopher Brogdon 100% of the membership interests in Riverchase. On June 25, 2010, Riverchase, then owned by Mr. Brogdon, purchased Riverchase Village pursuant to the terms of the Purchase Agreement.

        In connection with financing of the acquisition of Riverchase Village, Riverchase borrowed from the Medical Clinic Board of the City of Hoover the proceeds from the issuance of $5.9 million First Mortgage Healthcare Facility Revenue Bonds (Series 2010 A) and $0.5 million First Mortgage Revenue Bonds (Series B), which proceeds were used to acquire Riverchase Village, pay the cost of certain repairs and improvements to Riverchase Village, fund certain services and pay the cost of the issuance of the bonds. As part of the financing, AdCare guaranteed Riverchase's obligations under the bonds. In June 2010, Riverchase Seller refunded to AdCare the $250,000 of earnest money it had deposited in connection with the Riverchase Village transaction.

        As consideration for the assignment of 100% of the membership interests in Riverchase to Mr. Brogdon and AdCare's guaranteeing the bonds, Mr. Brogdon granted to Hearth & Home of Ohio, Inc. ("Hearth & Home"), a wholly owned subsidiary of AdCare, an exclusive and irrevocable option pursuant to an Option Agreement to acquire Riverchase through June 22, 2012 for an exercise price of $100,000 and otherwise under the same terms and conditions set forth in the Purchase Agreement. In addition, a wholly owned subsidiary of AdCare entered into a five-year year Management Agreement with Riverchase pursuant to which such subsidiary supervises the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility. On June 22, 2013, the Management Agreement was mutually terminated by Riverchase and the Company.

        On July 26, 2012, Hearth & Home and Mr. Brogdon amended the Option Agreement to extend the last date on which the option provided for thereby may be exercised from June 22, 2012 to June 22, 2013. On June 22, 2013, Hearth & Home and Mr. Brogdon amended the Option Agreement to extend the last date on which the Company may exercise the option provided for thereby may be exercised from June 22, 2013 to June 22, 2014.

Office Subleases and Purchase

        Roswell Office Space.    From April 2011 through November 2012, the Company subletted from JRT Group Properties, LLC ("JRT") on a month-to-month basis Building 1145 of the Offices at Hembree, a condominium used by the Company as its service center and administrative offices, located in Roswell, Georgia (the "Hembree Facility"). Mr. Brogdon's son is a one-third owner of JRT. Pursuant to this sublease, the Company paid to JRT on a monthly basis base rent of approximately $10,458. The Company paid an aggregate of $115,035 and $94,120 in rent under this sublease in 2012 and 2011, respectively. The Company also paid to unrelated third parties amounts for utilities, property taxes and building association dues with respect to the Hembree Facility.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. RELATED PARTY TRANSACTIONS (Continued)

        On June 4, 2012, ADK Hembree Road Property, LLC ("ADK Hembree"), wholly owned subsidiary of AdCare, entered into a Purchase Agreement with JRT to acquire the Hembree Facility. On November 30, 2012, ADK Hembree acquired the Hembree Facility from JRT pursuant to the Purchase Agreement for an aggregate purchase price of $1,083,781 and, in connection therewith, ADK Hembree issued a promissory note in favor of Fidelity Bank for a principal amount of $1,050,000.

Edwards Redeemer and Whispering Pines

        In May 2011, First Commercial Bank and Brogdon Family, LLC, an entity owned and controlled by Mr. Brogdon, entered into a Purchase and Sale Agreement pursuant to which Brogdon Family, LLC had the right to acquire six skilled nursing facilities located in Oklahoma for an aggregate purchase price of $16.0 million. These facilities were Edwards Redeemer Nursing Center, Harrah Nursing Center, Northwest Nursing Center, Whispering Pines Nursing Center, McLoud Nursing Center and Meeker Nursing Center. In October 2011, Brogdon Family, LLC, assigned all of its rights under the Purchase and Sale Agreement to AdCare Property Holdings, LLC.

        In October 2012, AdCare Holdings assigned to Edwards Redeemer and ER Nursing (then both wholly owned subsidiaries of AdCare) all of its right under that certain Purchase and Sale Agreement to purchase the Edwards Redeemer Nursing Center. The Edwards Assignees agreed to assume all obligations of AdCare Holdings under the Purchase and Sale Agreement with respect to the Edwards Redeemer Nursing Center, including reimbursement for out-of-pocket costs. In connection therewith: (i) AdCare Holdings (as the owner of all of the issued and outstanding membership interests of Edward Redeemer) assigned all of its interest in Edwards Redeemer to Mr. Brogdon; and (ii) AdCare Holdings assigned to WP Nursing, LLC, an entity owned and controlled by Mr. Brogdon, all of AdCare Holding's right under the Purchase and Sale Agreement to purchase the Whispering Pines Nursing Center. WP Oklahoma Nursing, LLC has agreed to assume all obligations of the Company under the Purchase and Sale Agreement with respect to the Whispering Pines Nursing Center. In connection with the assignment with respect to the Whispering Pines Nursing Center, the Company has recorded a receivable of less than $0.1 million.

        In December 2012, ER Nursing (still a wholly owned subsidiary of AdCare and the licensed operator of the Edwards Redeemer Nursing Center) entered into a Facility Lease with Edwards Redeemer (now owned and controlled by Mr. Brogdon) pursuant to which ER Nursing leases to Edwards Redeemer the operations of the Edwards Redeemer Nursing Center. In connection with entering into the Facility Lease, ER Nursing also entered into a Management Agreement with New Beginnings pursuant to which New Beginnings agreed to manage the Edwards Redeemer Nursing Center for a monthly fee equal to five percent (5%) of the aggregate gross revenues of the Edwards Redeemer Nursing Center. The Management Agreement terminates upon the Approval Date, and ER Nursing may terminate the Management Agreement at any time. ER Nursing also entered into an Operations and Indemnification Agreement with the Edwards Indemnitors, pursuant to which the Edwards Indemnitors have agreed to indemnify the Company for any of its losses: (x) arising out of the Management Agreement; or (y) resulting from any services provided by New Beginnings at or for the benefit of the Edwards Redeemer Nursing Center.

        Pursuant to the Lease, ER Nursing will pay ER Property monthly rent in an amount equal to one hundred-twenty percent (120%) of the monthly payment of principal and interest due to the lender holding a first priority mortgage on the Edwards Redeemer Nursing Center; provided, however, that

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. RELATED PARTY TRANSACTIONS (Continued)

pursuant to the Operations and Indemnification Agreement, the Edwards Indemnitors will indemnify the Company for any rent expenses arising out of the Lease. The Lease terminates upon the Approval Date.

Oklahoma Owners

        Effective August 1, 2011, the Oklahoma Owners, who are controlled by Mr. Brogdon and his spouse, Connie Brogdon, acquired five skilled nursing facilities located in Oklahoma. In connection with the closing of this acquisition: (i) the Company paid closing costs on behalf of the Oklahoma Owners in the amount of $56,894 (which amount was refunded to the Company in February 2012); and (ii) AdCare Oklahoma Management, LLC, a wholly-owned subsidiary of the Company ("AdCare Oklahoma"), entered into a five-year year Management Agreement with the Oklahoma Owners pursuant to which AdCare Oklahoma supervises the management of the Oklahoma facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma facilities.

Gemino Oklahoma Management Agreement

        On December 20, 2012, the Oklahoma Owners entered into a Credit Agreement with Gemino. Under the terms of the agreement, Gemino provided a $1.0 million senior secured revolving line of credit. Pursuant to a subordination agreement, the Company has agreed to subordinate its right to payment of all obligations owing by the Oklahoma Owners to Gemino. The Company may accept the fees payable by the Oklahoma Owners under the management agreement so long as no event of default or unmatured event of default has occurred or is continuing under the credit agreement.

Red Rose Facility

        In October 2011, pursuant to the terms of an Assignment of Lease and Landlord's Consent, Rose Missouri Nursing, LLC, a wholly owned subsidiary of the Company, became the tenant and operator of the Red Rose facility, a 90-bed skilled nursing facility located in Cassville, Missouri. In connection with this transaction, Mr. Brogdon and his spouse, Connie Brogdon, each guaranteed the performance of the Company's obligations, including payment obligations, under the Lease. In consideration of these guaranties, the Company paid to Mr. Brogdon the amount of $25,000 as a guaranty fee.

Golden Years Manor

        In January 2012, a wholly owned subsidiary of the AdCare entered into a Purchase and Sale Agreement with Gyman Properties, LLC to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor, for an aggregate purchase price of $6.5 million. Pursuant to the Purchase and Sale Agreement, the Company deposited approximately $0.3 million into escrow to be held as earnest money. In May 2012, the Company decided not to pursue the acquisition of Golden Years Manor because it determined that the facility no longer met its investment criteria. At the time of such determination, the Company was not entitled to reimbursement of its deposit under the Purchase and Sale Agreement. Subsequently, the Company assigned all of its rights under the Purchase and Sale Agreement to GL Nursing, LLC, an entity affiliated with Mr. Brogdon. In connection with such assignment, GL Nursing, LLC agreed to reimburse to the Company the deposit and all of its out-of-pocket costs relating to Golden Years Manor upon the closing of the acquisition, which occurred on May 31, 2012. The assignment provided the Company with an opportunity to recoup the deposit and

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. RELATED PARTY TRANSACTIONS (Continued)

out-of-pocket costs which would otherwise have been forfeited if the assignment had not occurred. As of December 31, 2012, the Company has recorded a receivable of $0.2 million ("Remaining Balance") in connection with the assignment. The payment of the Remaining Balance shall be due and payable in (i) six equal monthly payments commencing on April 30, 2013 totaling approximately $0.1 million and continuing on the last business day of each month thereafter through September 30, 2012 and (ii) one $0.1 million payment on October 31, 2013. The then Remaining Balance may be prepaid in part or in full at any time prior to September 30, 2013.

Airplane

        Since May 2012, the Company has access to an airplane on a month-to-month basis from JRT. Mr. Brogdon's son is a one-third owner of JRT. Pursuant to this arrangement, the Company pays to JRT on a monthly basis base rent of $7,000. The Company paid an aggregate of $56,000 in rent in 2012. The Company has the right to use the airplane with no limit on hours of usage and is responsible for all cost associated with maintenance such as inspections, fuel, pilot costs, and hanger rental.

Consulting Agreement

        In December 2012, the Company entered into a Consulting Agreement with Mr. Brogdon pursuant to which Mr. Brogdon will be compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. The Consulting Agreement terminates on December 31, 2015 and, if it is not terminated prior to December 31, 2015, will renew automatically for successive one-year terms until terminated. As compensation for his services under the Consulting Agreement, Mr. Brogdon shall receive: (i) $10,000 per month in year one; (ii) $15,000 per month in year two; and (iii) $20,000 per month in year three of the Consulting Agreement. In addition, Mr. Brogdon shall receive a success fee of $20,000 for each completed transaction; provided, however, that barring a majority vote of the Board of Directors of the Company, such success fees on a one-year basis shall not exceed $80,000 in year one, $120,000 in year two and $160,000 in year three of the Consulting Agreement. In addition, no success fee shall be paid for transactions involving leased facilities or transactions in which the overall consideration is less than $2,500,000. In the event the Consulting Agreement is terminated by the Company without cause, the Company shall provide severance pay to Mr. Brogdon in an amount equal to eighteen (18) months of Mr. Brogdon's maximum total compensation (including success fees).

        In December 2012, the Company entered into agreements to indemnify Mr. Brogdon with respect to certain personal guarantees Mr. Brogdon previously made with respect to loans on the Hembree Facility and the Red Rose facility. The Company has agreed to reimburse Mr. Brogdon for any costs, losses, damages, claims and expenses under the guarantees so long they are not due to Mr. Brogdon's gross negligence, fraud, intentional misrepresentation, willful misconduct, bad faith or criminal act.

        Other than the items discussed above, there are no other material undisclosed related party transactions. For purposes of the disclosure in this Note 22, note that Mr. Brogdon is Vice Chairman of the Board of Directors, holds in excess of 10% of the outstanding common stock and, during 2011 and 2012, served as the Company's Chief Acquisitions Officer.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. SUBSEQUENT EVENTS

        The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the United States Securities and Exchange Commission ("SEC"). The following is a summary of the material subsequent events.

Debt Modification

        On January 25, 2013, the Company entered into a Memorandum of Agreement with PrivateBank. Pursuant to the memorandum, three of the Company's subsidiaries and their collateral, which comprise the three skilled nursing facilities located in Arkansas known as the Aviv facilities, were released from liability under that certain Loan and Security Agreement, dated October 26, 2012 and as so amended, between PrivateBank and the Company. In exchange for the release from liability under the loan agreement, the Company made a payment in the amount of $0.7 million on December 28, 2012. The memorandum did not change the maximum amount that may be borrowed under the loan agreement by the Company, which remains $10.6 million.

Termination of Avalon Purchase and Sale Agreement

        On February 15, 2013, the Company entered into a Purchase and Sale Agreement (the Avalon Purchase Agreement) with Avalon Health Care, LLC ("Avalon") to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee. On June 1, 2013, the Avalon Purchase Agreement was terminated due to the failure of the transaction to close by May 31, 2013. In connection with the termination of the Avalon Purchase Agreement, the Company is seeking the return of $0.4 million previously deposited earnest money escrow deposits. The Company incurred approximately $0.5 million in acquisition costs expensed in 2013.

Sale of Lincoln Lodge ALF

        On February 28, 2013, the Company sold to CHP Acquisition Company, LLC ("CHP") certain land, buildings, improvements, furniture, fixtures and equipment comprising the Lincoln Lodge Retirement Residence located in Columbus, Ohio for an aggregate purchase price of $2.4 million. The purchase price consisted of, among other items, $0.4 million in cash proceeds to the Company and the repayment of the principal balance of a HUD loan with respect to the facility in an aggregate amount of $1.9 million. In connection with the sale of the facility, the Company and an affiliate of CHP also entered into an assignment and assumption agreement of leases, rents and security deposits, containing customary terms and conditions.

Preferred Stock Dividends

        On March 8, 2013, the Company declared a quarterly dividend out of capital surplus of $0.68 per share on the Series A Preferred Stock. The dividend payment is equivalent to an annualized 10.875% per share, based on the $25.00 per share stated liquidation preference, accruing from January 1, 2013. The dividend was paid on April 1, 2013 to holders of the Series A Preferred Stock of record on March 21, 2013.

        On June 7, 2013, the Company declared a quarterly dividend out of capital surplus of $0.68 per share on the Series A Preferred Stock. The dividend payment is equivalent to an annualized 10.875%

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. SUBSEQUENT EVENTS (Continued)

per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2013. The dividend will be payable on July 1, 2013 to holders of the Series A Preferred Stock of record on June 20, 2013.

Conversion of Convertible Notes to Common Stock

        Between March 4, 2013 and April 25, 2013, the Company issued to holders of the Company's subordinated convertible promissory notes dated October 31, 2010, shares of common stock upon conversion of $0.3 million of the principal amount of the notes. The conversion price was $3.73 per share for 73,669 shares and $4.79 for 10,438 shares.

Sale of Hearth & Home of Vandalia, Inc.

        On May 6, 2013, Hearth & Home of Vandalia, Inc. (the "Vandalia Seller"), a wholly owned subsidiary of the Company, sold to H & H of Vandalia LLC (the "Vandalia Purchaser"), pursuant to that certain Agreement of Sale, dated October 11, 2012 and amended December 28, 2012 (as amended, the "Ohio Sale Agreement"), between the Company and certain of its subsidiaries, including the Vandalia Seller (together, the "Ohio ALF Sellers"), on the one hand, and CHP on the other hand, certain land, buildings, improvements, furniture, fixtures and equipment comprising the Hearth and Home of Vandalia facility (the "Vandalia Facility") located in Vandalia, Ohio. CHP had previously assigned its rights in the Ohio Sale Agreement with respect to the Vandalia Facility to the Vandalia Purchaser.

        The sale price for the Vandalia Facility consisted of, among other items: (i) an assumption, by the Vandalia Purchaser, of a mortgage in an aggregate amount of $3.6 million (the "Vandalia Mortgage") that secures the Vandalia Facility; and (ii) a release of the Vandalia Seller from its obligations to Red Mortgage Capital, LLC (the "Vandalia Mortgagee") and HUD with respect to the Vandalia Mortgage, pursuant to a release and assumption agreement entered into among the Vandalia Purchaser, the Vandalia Seller, HUD and the Vandalia Mortgagee. In connection with the sale of the Vandalia Facility, the Vandalia Seller and Vandalia Purchaser also entered into an assignment and assumption agreement of trust funds and service contracts, containing customary terms and conditions.

Assignment of Purchase and Sale Agreement

        On May 7, 2013, AdCare Property Holdings, LLC, a wholly owned subsidiary of the Company ("AdCare Holdings"), executed and delivered that certain Reinstatement, Sixth Amendment and Assignment of Purchase and Sale Agreement by and among AdCare Holdings, First Commercial Bank ("First Commercial") and Brogdon Family, LLC ("Brogdon Family"), which amends the Purchase and Sale Agreement, dated May 5, 2011 pursuant to which AdCare Holdings or its assignee had the right to acquire certain land, buildings, improvements, furniture, fixtures, operating agreements and equipment comprising the following six skilled nursing facilities located in Oklahoma: (i) Harrah Nursing Center; (ii) McLoud Nursing Center; (iii) Meeker Nursing Center ((i) through (iii) collectively, the "Unsold Oklahoma Facilities"); (iv) Whispering Pines Nursing Center (the "WP Facility"); (v) Northwest Nursing Center (the "Northwest Facility"); and (vi) Edwards Redeemer Nursing Center (the "Edwards Facility"). The Company acquired the Northwest Facility from First Commercial for an aggregate purchase price of $3.0 million on December 28, 2012.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. SUBSEQUENT EVENTS (Continued)

        Pursuant to the amendment, Brogdon Family assumed all of AdCare Holdings's obligations under the purchase agreement and AdCare Holdings assigned to Brogdon Family all of its right, title and interest in and to the purchase agreement, which includes the right to acquire the Unsold Oklahoma Facilities.

Northwest Credit Facility

        On May 30, 2013, NW 61st Nursing, LLC ("Northwest"), a wholly owned subsidiary of the Company, entered into a Credit Agreement (the "Northwest Credit Facility") between Northwest and Gemino. The Northwest Credit Facility provides for a $1.0 million principal amount senior-secured revolving credit facility.

        The Northwest Credit Facility matures on January 31, 2015. Interest on the Northwest Credit Facility accrues on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest shall also pay to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. In the event the Northwest Credit Facility is terminated prior to January 31, 2015, Northwest shall also be required to pay a fee to Gemino in an amount equal to 1.0% of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in, without limitation, the accounts receivable and the collections and proceeds thereof relating to the Company's skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. The Company has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.

        The Northwest Credit Facility contains customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. Upon the occurrence of an event of default, Gemino may terminate the Northwest Credit Facility.

        In connection with entering into the Northwest Credit Facility, certain affiliates of the Company and Northwest, as applicable, also entered into an intercreditor and subordination agreement, governmental depository agreement and subordination of management fee agreement, each containing customary terms and conditions.

        On June 25, 2013, Northwest entered into a First Amendment to Credit Agreement between Northwest and Gemino which amended the Northwest Credit Facility. The amendment, among other things: (i) amends certain financial covenants regarding Northwest's fixed charge coverage ratio and minimum EBITDA; and (ii) amends the Northwest Credit Facility to include the Gemino-Bonterra credit facility as an affiliated credit agreement in determining whether certain financial covenants are being met.

Gemino-Bonterra Amendment—May 2013

        On May 30, 2013, ADK Bonterra/Parkview, LLC ("Bonterra"), a wholly owned subsidiary of the Company, entered into a Fourth Amendment to Credit Agreement with Gemino, which amended that certain Credit Agreement, dated April 27, 2011, between Bonterra and Gemino (as amended, the "Gemino-Bonterra credit facility"). The amendment, among other things: (i) extends the term of the Gemino-Bonterra credit facility from January 31, 2014 to January 31, 2015; (ii) amends certain financial

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. SUBSEQUENT EVENTS (Continued)

covenants regarding Bonterra's fixed charge coverage ratio and maximum loan turn days; and (iii) amends the Gemino-Bonterra credit facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met.

KeyBank Amendment—May 2013

        On May 31, 2013, certain subsidiaries of the Company entered into a First Amendment to Secured Loan Agreement and Payment Guaranty (the "KeyBank Amendment") with KeyBank, which amended the KeyBank Credit Facility. Pursuant to the KeyBank Amendment, KeyBank waives any default or events of default that may exist relating to the Company's: (i) failure to timely file with the SEC its Annual Report on Form 10-K for the year ended December 31, 2012 (the "Annual Report"); (ii) process of restating its previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012; and (iii) non-compliance with the continued listing standards of the NYSE MKT LLC, as well as certain other events. The KeyBank Amendment, among other things: (1) establishes a special account under the sole dominion and control of KeyBank pursuant to which certain subsidiaries of the Company shall deposit certain funds, on a monthly basis, to be held as collateral; (2) amends certain financial covenants regarding such subsidiaries implied debt service coverage and furnishing of certain financial information; and (3) amends certain financial covenants provided for in a guaranty made by the Company for the benefit of KeyBank relating to the KeyBank Credit Facility. In addition, as a condition precedent for KeyBank to enter into the KeyBank Amendment, the Company granted a first-priority security interest in the real property and improvements, leases and rents, revenues and accounts receivables relating to the 32 unit assisted-living facility located in Mountain View, Arkansas known as the Stone County Residential Care Center. The KeyBank Amendment also requires the Company to pledge to KeyBank, as additional collateral, that certain secured promissory note dated December 28, 2012, issued by CHP to the Company in the amount of $3,600,000 (as amended, the "CHP Note"); provided, however, that the Company shall be entitled to any excess payments of principal or prepayments over $2,000,000 made by CHP on the CHP Note.

        In connection with entering into the KeyBank Amendment, certain affiliates and subsidiaries of the Company, as applicable, entered into environmental indemnities, pledge and security agreements, subordination of lease liens and subordination of management fee agreements, each containing customary terms and conditions.

CHP Note Release

        On June 20, 2013, the Company released CHP in connection with CHP's purchase of certain assets of the Company under the Ohio Sale Agreement pursuant to which CHP executed and delivered to the Company the CHP Note. CHP is prepaying the CHP Note for a discounted amount, which amount is equal to $3,240,000 (the "Discounted Payment"). The Company acknowledges that the Discounted Payment shall be treated as a payment in full of the CHP Note and all obligations thereunder shall expire immediately upon the Company's receipt of the Discounted Payment. The Company further acknowledges that such discount shall be treated as a reduction in the purchase price payable by CHP to the Company under the Ohio Sale Agreement and shall not be treated as forgiveness of debt.

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. SUBSEQUENT EVENTS (Continued)

Riverchase—Management Agreement Termination

        On June 22, 2013, a wholly owned subsidiary of the Company and an entity owned and controlled by Mr. Christopher Brogdon, agreed to mutually terminate the five-year year management agreement, dated June 22, 2010. Pursuant to the management agreement, such subsidiary supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility.

Riverchase—Option Agreement Extension

        On June 22, 2013, Hearth & Home and Mr. Brogdon amended that certain Option Agreement, dated June 22, 2010, pursuant to which the Company has the exclusive and irrevocable right to acquire from Mr. Brogdon all of the issued and outstanding membership interests in Riverchase. The amendment extended the option provided for thereby from June 22, 2013 to June 22, 2014.

PrivateBank Amendment—June 2013

        On June 27, 2013, certain wholly owned subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, dated as of June 26, 2013, which modified that certain Loan Agreement, dated March 30, 2012, between such subsidiaries and. Pursuant to the modification, PrivateBank waives certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR of one of the subsidiaries that is the operator of the Company's skilled nursing facility located in Little Rock, Arkansas.

Keybank Amendment—June 2013

        On June 27, 2013, certain wholly owned subsidiaries of the Company entered into a Second Amendment to Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the KeyBank Credit Facility. Pursuant to the amendment: (i) KeyBank waives the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio and implied debt service coverage such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; and (ii) KeyBank and the Company agreed to amend certain financial covenants regarding the Company's fixed charge ratio.

Gemino Amendment—June 2013

        On June 28, 2013, certain wholly owned subsidiaries of the Company entered into a Joinder Agreement, Second Amendment and Supplement to Credit Agreement with Northwest and Geminopursuant to which such subsidiaries became additional borrowers under the Northwest Credit Facility. Pursuant to the joinder, the borrowers granted a continuing security interest in, among other things, their accounts receivables, payment intangibles, chattel paper, general intangibles, collateral relating to any accounts or payment intangibles, commercial lockboxes and cash, as additional collateral under the Northwest Credit Facility; however, the Joinder did not change the maximum amount that the borrowers may borrow under the credit facility, which remains at $1,000,000. In connection with the execution of the joinder, the borrowers issued an amended and restated revolving promissory note in favor of Gemino in the amount of $1,500,000.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Audit Committee Review and Inquiry

        As previously disclosed, the Audit Committee, in consultation with management, concluded in March 2013 that: (i) the Company's previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the "Relevant Financial Statements") should no longer be relied upon due to errors in the Relevant Financial Statements identified in connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2012; and (ii) the Company would restate the Relevant Financial Statements.

        The Audit Committee initiated a further review of, and inquiry with respect to, the accounting and financial issues related to these and other potential errors and engaged counsel to assist the Audit Committee with such matters. The Audit Committee completed its inquiry and, in connection therewith, assisted in the correction of certain errors relating to accounting and financial matters and identified certain material weaknesses in the Company's internal control over financial reporting, including weakness in the Company's ability to appropriately account for complex or non-routine transactions and in the quality and sufficiency of the Company's finance and accounting resources.

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

        Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

        Consistent with the results of the Audit Committee's review and inquiry, management identified material weaknesses in the Company's ability to appropriately account for complex or non-routine transactions and the quality and sufficiency of the Company's finance and accounting resources in relation to the increasing complexity and growth of the Company's operations.

        As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective at December 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting and Remediation

        In response to the material weaknesses in the Company's internal control over financial reporting, and based in part on recommendations made by the Audit Committee to the Board of Directors following the completion of the Audit Committee's review and inquiry, we have implemented, or plan to implement, the changes to our internal control over financial reporting discussed below.

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

        In April 2013, we engaged an Interim Chief Accounting Officer on a contract basis. We are currently discussing with our Interim Chief Accounting regarding the terms of her employment as the Company's Chief Accounting Officer and believe that we will reach agreement on such terms in the near term.

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

        In addition, there were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Annual Report.

Item 9B.    Other Information

        On October 1, 2012, the Company agreed to issue warrants to purchase an aggregate of 120,000 shares of our common stock to an investor relations firm as a professional services fee for investor relations services. The warrants are to be issued on a monthly basis as 12 individual warrants each to purchase 10,000 shares of our common stock. The exercise price of the warrants ranges from $5.75 to $7.00 per share of common stock and are exercisable at any time prior to 5:00 p.m. on the date that is the third anniversary of each warrant issuance. The exercise prices of the warrants are subject to adjustment for stock splits, dividends and other similar corporate events. The shares of our common stock to be issued upon exercise of the warrants will be issued upon reliance on the exemption from registration set forth in Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act. The Company relied on such exemption based upon representations made by the warrant holder regarding, among other things, its status as an "accredited investor," as such term is defined under the Securities Act.

        On June 22, 2013, a wholly owned subsidiary of the Company and Riverchase Village ADK, LLC, an entity owned and controlled by Mr. Christopher Brogdon, agreed to mutually terminate the five-year year management agreement, dated June 22, 2010. Pursuant to the management agreement, such subsidiary supervised the management of the Riverchase Village facility, which is owned by Riverchase Village ADK, LLC, for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility.

        On June 22, 2013, Hearth & Home of Ohio, Inc., a wholly owned subsidiary of the Company, and Mr. Brogdon amended that certain Option Agreement, dated June 22, 2010, pursuant to which the Company has the exclusive and irrevocable right to acquire from Mr. Brogdon all of the issued and outstanding membership interests in Riverchase Village ADK, LLC. The amendment extended the option provided for thereby from June 22, 2013 to June 22, 2014.

        On July 3, 2013, the Company entered into an employment agreement with Ronald W. Fleming. For a description of the material terms of the employment agreement, see Part II, Item 11., "Executive Compensation—Employment and Consulting Agreements—Ronald W. Fleming."

PART III

        Our website address is www.adcarehealth.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports from the investors section of our website. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports should also be available through the SEC's website at www.sec.gov.

        The charters for the Compensation Committee of the Board of Directors (the "Compensation Committee") and the Audit Committee are available in the corporate governance subsection of the investors section of our website, www.adcarehealth.com, and are also available in print upon written request to the Corporate Secretary, AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.

Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

        The following table sets forth certain information with respect to our executive officers and directors. We have historically separated the function of Chairman of the Board and Chief Executive

Officer as we believe that the Company is better served by these functions being performed by separate individuals.

Name	Age	Position	Expiration of Term as a Director
David A. Tenwick(1)	75	Director, Chairman of the Board	2015
Christopher Brogdon(1)	64	Director, Vice-Chairman	2013
Boyd P. Gentry(1)	54	Director, President and Chief Executive Officer	2014
Peter J. Hackett(1)	75	Director	2013
Jeffrey Levine	62	Director	2015
Joshua J. McClellan	41	Director	2014
Philip S. Radcliffe	76	Director	2014
Laurence E. Sturtz	70	Director	2013
Gary L. Wade	76	Director	2015
Ronald W. Fleming	55	Senior Vice President and Chief Financial Officer	N/A
David Rubenstein	46	Chief Operating Officer	N/A

(1)
Members of the Executive Committee. See Part III, Item 10. "Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors."

        Directors are elected at the annual meeting of shareholders and hold office for a term of three (3) years or until their successors have been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors, subject to applicable employment agreements. See Part III, "Item 11. Executive Compensation—Employment and Consulting Agreements."

        Biographical information with respect to each of our directors and executive officers is set forth below.

        David A. Tenwick.    Mr. Tenwick is our founder and has served as our Chairman and as a director since our organization was founded in August 1991. Prior to founding our Company, Mr. Tenwick was an independent business consultant from 1982 to 1990. In this capacity, he has served as a director and an officer of several businesses, including Douglass Financial Corporation, a surety company, and AmeriCare Health & Retirement, Inc., a long-term care management company. From 1967 until 1982, Mr. Tenwick was a director and an officer of Nucorp Energy, Inc., a company which he co-founded. Nucorp Energy was a public company that invested in oil and gas properties and commercial and residential real estate. Prior to founding Nucorp Energy, Mr. Tenwick was an enforcement attorney for the SEC. Mr. Tenwick is a member of the Ohio State Bar Association and was a founding member of the Ohio Assisted Living Association, an association that promotes high quality assisted living throughout the State of Ohio. Mr. Tenwick earned his Bachelor of Business Administration and Juris Doctor (J.D.) degrees from the University of Cincinnati in 1960 and 1962, respectively. Mr. Tenwick's tenure with the Company and legal and business background provide experience the Board of Directors considers valuable.

        Christopher Brogdon.    Mr. Brogdon has served as a director since September 2009. Mr. Brogdon currently serves as the Company's Vice-Chairman. Previously, Mr. Brogdon served as the Company's Chief Acquisitions Officer from September 2009 through December 2012. Mr. Brogdon has been primarily responsible for directing the Company's acquisition strategy. Mr. Brogdon brings to AdCare more than 20 years of experience in the nursing home, assisted living and retirement community. Since 1998, Mr. Brogdon has owned and operated Brogdon Family LLC which owns and operates nursing homes, assisted living facilities and restaurants. Mr. Brogdon previously served as Chairman of the

Board of NYSE-listed Retirement Care Associates and Chairman of the Board of NASDQ-listed Contour Medical. Mr. Brogdon's extensive background with public companies and his experience in nursing home development, acquisitions and mergers as well as his experience in financing those activities provides experience the Board of Directors considers valuable.

        Boyd P. Gentry.    Mr. Gentry was appointed as a director by existing members of the Board of Directors in December 2009 and became Co-Chief Executive Officer of the Company in January 2011 and President and Chief Executive Officer in June 2011. Mr. Gentry was employed by Mariner Health Care, Inc., a former NYSE publicly held long-term health care provider, from 1995 to 2007, and promoted to Chief Financial Officer subsequent to its 2004 going private transaction sponsored by National Senior Care. He transitioned to an ongoing consulting role for Mariner in September 2007 when he was recruited to Millennium Pharmacy Systems, Inc. to serve as Chief Financial Officer. He remained with Millennium until 2009 and rejoined Mariner Health Care, Inc. as its President in April of 2010. From 1982 until 1995, Mr. Gentry was employed with Bank of America and its predecessors with various financial responsibilities as Senior Vice President. Mr. Gentry received his Bachelor of Arts (BA) in Economics from Knox College in Galesburg, Illinois and his Master of Business Administration (MBA) in Finance and Accounting from Southern Methodist University in Dallas, Texas. Mr. Gentry's expertise and background in the healthcare industry provides experience the Board of Directors considers valuable, especially as the Company expands its operations and adds to the number of nursing home beds that it owns or leases.

        Peter J. Hackett.    Mr. Hackett has served as a director since May 2005. Mr. Hackett is a certified public accountant who received his B.A. degree from the University of Notre Dame and his M.A. degree from The Ohio State University in 1959 and 1965, respectively. Mr. Hackett worked as an auditor and was a stockholder in the accounting firm of Clark, Schaefer, & Hackett & Co. from 1962 to 2003. Mr. Hackett served as the Chief Executive Officer of Clark, Schaefer, & Hackett & Co. from 1991 to 1999 and was Chairman from 1999 to 2003. Since 2003 until present, Mr. Hackett has acted as a consultant for Clark, Schaefer, & Hackett & Co. Mr. Hackett is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Hackett was a member of the board of directors of Mercy Medical Center from 1972 to 1995. Mr. Hackett is also involved in numerous civic and charitable affiliations in the Springfield, Ohio area. Mr. Hackett's extensive financial and auditing background provides experience the Board of Directors considers valuable.

        Jeffrey L. Levine.    Mr. Levine has served as a director since December 2005. He also served as a director of the Company from its organization in 1991 until 2003. Mr. Levine received his B.S. degree in Business from Miami University in 1973 and his J.D. degree from Capital University Law School in 1976. He has worked as an industrial and commercial real estate broker from 1975 to present. He is the President of the Levine Real Estate Company and the Senior Vice President of Cassidy Turley. He is the past President of Larry Stein Realty. Mr. Levine has extensive experience in negotiating and appraising commercial and investment real estate. Mr. Levine has served as an officer and director on several private and public real estate companies and financial institutions. He is a member of the National Association of Realtors, the Ohio State Bar Association and the Florida State Bar Association. Mr. Levine's extensive real estate background provides experience the Board of Directors considers valuable.

        Joshua J. McClellan.    Mr. McClellan has served as a director since December 2009. From 1996 to 2006, Mr. McClellan served as the Founder and President of McClellan Health Systems, Inc., a long-term health care provider located in northwest Ohio. Through acquisitions and development, he grew his company from a single, skilled nursing facility to a large regional healthcare provider which he sold in June 2006. In 2011, he co-founded Azura Living, Inc., a rehabilitation facility located in Denver, Colorado which has the capacity to provide rehabilitation and other medical services to approximately

100 residents. Mr. McClellan received his B.S. from Ohio State University and his M.B.A. from the University of Findlay in Findlay, Ohio. Mr. McClellan is also a member of the Young Presidents Organization. Mr. McClellan's expertise and background in the healthcare and nursing home industries provides experience the Board of Directors considers valuable.

        Philip S. Radcliffe.    Mr. Radcliffe has served as a director since our organization was founded in August 1991. Mr. Radcliffe has spent his career in the industrial computer industry. Through the 1960s, Mr. Radcliffe was employed by IBM and then The Westinghouse Electric Company in their Computer and Instruments Division. Mr. Radcliffe next became an entrepreneur and participated in the startup of an industrial systems integration supplier. Mr. Radcliffe served as the Chief Financial Officer of this company and led the effort in the company becoming public and directed all SEC reporting requirements. In 1980, Mr. Radcliffe started his own virtual company in the Washington, DC area providing turnkey data acquisition and control systems to industry and the government. Since 1992, Mr. Radcliffe has assisted several early-stage high-tech companies in developing their business plan, locating funds and providing oversight and mentoring. Since 1970, Mr. Radcliffe has served on the boards of directors of several private and public companies. Mr. Radcliffe has served as a mentor for the Dingman School of Entrepreneurship, affiliated with the University of Maryland School of Business. Mr. Radcliffe received his Bachelor's Degree from Baldwin Wallace College in 1959. Mr. Radcliffe's expertise and background in founding and advising start-up companies and helping them transition to public SEC reporting companies provides experience the Board of Directors considers valuable. In addition, his expertise in information technology is valuable as the Company continues to acquire long-term care facilities.

        Laurence E. Sturtz.    Mr. Sturtz has served as a director since June 2005. Mr. Sturtz is a retired attorney at law. He received his B.A. degree in Economics and his J.D. degree from The Ohio State University in 1964 and 1967, respectively. Mr. Sturtz was a prominent trial lawyer in Columbus, Ohio and also specialized in representing companies of all sizes until his retirement in 2002. Mr. Sturtz left the private practice of law for six years, from 1982 to 1988, during which time he served as Vice President and General Counsel, and then President and Chief Executive Officer, of Strata Corporation, a public company based in Columbus, Ohio. In 1988, Mr. Sturtz returned to the private practice of law and became the senior litigator with the firm of Carlile Patchen & Murphy LLP. Mr. Sturtz was admitted to practice before the United States Supreme Court and had five cases before the Court during the course of his career. Mr. Sturtz has served as a director of Advanced Biological Marketing, Inc. since 2005, and was Chairman of the Board of The Language Access Network from March 2006 until December 2007. Mr. Sturtz currently works as a mediator and arbitrator in Florida and Ohio. Mr. Sturtz's extensive legal experience, management background and experience with public companies provides experience the Board of Directors considers valuable.

        Gary L. Wade.    Mr. Wade has served as our President and as a director since 1995 and became Chief Executive Officer in 1998. Mr. Wade became Co-Chief Executive Officer (with Boyd Gentry) in January 2011 and retired as Chief Executive Officer and President in June 2011. In 1988, Mr. Wade was a co-founder of AdCare Health Systems, Inc., whose assets we acquired in 1995. From 2011 until 2012, Mr. Wade also served as a Vice President for Dayfield Senior Solutions, LLC, a manager of operations and financials for assisted living and skilled nursing facilities. Prior to that, he served as the Chief Executive Officer and President of St. John's Mercy from 1980 to 1989 and was responsible for the development and operation of Oakwood Village Retirement Community in 1987, a continuing care retirement community, and the operation of St. John's Center, a sub-acute long-term care facility. His extensive experience in health care also includes work with chemical abuse treatment programming and care for Alzheimer's patients. Mr. Wade earned his undergraduate degree at Ohio University and his M.B.A. from Xavier University, where he specialized in hospital and health care administration. He is a past Chairman of the Ohio Assisted Living Association and served on the Government Relations and Health Care committees of the Association of Ohio Philanthropic Homes. Mr. Wade's tenure with the

Company and healthcare business background provides experience the Board of Directors considers valuable.

        Ronald W. Fleming.    Mr. Fleming has more than 25 years of experience in finance and was appointed to serve as the Company's Senior Vice President and Chief Financial Officer in May 2013. From 2001 until May 2013, Mr. Fleming served as Chief Financial Officer of Georgia Cancer Specialists I, P.C., where he was responsible for the financial reporting and oversight of the privately-held healthcare services company. Mr. Fleming was employed by Mariner Post-Acute Network, Inc., a publicly held long-term health care services provider from 1989 to 2000 and served as its Vice President, Controller and Chief Accounting Officer from 1996-2000. Mr. Fleming holds a B.S. in Accounting from Ball State University and is a Certified Public Accountant.

        David Rubenstein.    Mr. Rubenstein has more than 23 years of experience in long-term care facility management and was appointed to serve as the Company's Executive Vice President and Chief Operating Officer in December 2011. From March 2010 until December 2011, Mr. Rubenstein served as Chief Executive Officer of LaVie Management Services, where he was responsible for the management of operations of the skilled nursing facility company. From January 2009 to March 2010, Mr. Rubenstein was the Chief Executive Officer of Coastal Administrative Services as well as the Executive Vice President of Strategy and Support for Genoa Healthcare, where he was responsible for oversight of information technology, accounting and reimbursement issues for the skilled nursing facility companies. From January 2006 to December 2008, Mr. Rubenstein served as the Chief Development Officer for Genoa Healthcare Consulting, where he oversaw the acquisition and divestiture of skilled nursing facilities. Mr. Rubenstein holds a B.S. in Accounting from the University of Rhode Island.

Committees of the Board of Directors

        We have an Audit Committee, a Compensation Committee and an Executive Committee.

        The Audit Committee was established in accordance with Section 3(e)(58)(A) of the Exchange Act. The Audit Committee has the responsibility of reviewing our financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. The Audit Committee also approves the appointment of the independent registered public accounting firm for the next fiscal year, approves the services to be provided by such firm and the fees for such services, reviews and approves the audit plans, reviews and reports upon various matters affecting the independence of the independent registered public accounting firm and reviews with it the results of the audit and management's responses.

        The Audit Committee was established in 1995, and its charter was adopted in December 2005. Since January 1, 2012, the Audit Committee has been comprised of Messrs. Hackett, Levine, Radcliffe and Sturtz, each of whom is considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE MKT listing standards and the rules of the SEC. The Board of Directors has designated Peter J. Hackett as Chairman of the Audit Committee and as the "audit committee financial expert" as defined by Item 407 of Regulation S-K of the Exchange Act.

        The Compensation Committee was established in 1995, and its charter was adopted in December 2005. Since January 1, 2012, the Compensation Committee has been comprised of Messrs. Radcliffe, Levine and McClellan. Our Compensation Committee is responsible for establishing our compensation plans. Its duties include the development with management of benefit plans for our employees and the formulation of bonus plans and incentive compensation packages. The Board of Directors has designated Philip S. Radcliffe as Chairman of the Compensation Committee.

        The Executive Committee was established in 1991 in order to take actions necessary between the meetings of the Board of Directors. The Executive Committee is authorized to exercise all of the power and authority of the Board of Directors, other than the authority of filling vacancies among the members of the Board of Directors or the members of any committee of the Board of Directors and the authority to adopt, amend or repeal any regulations of the Company. The members of the Executive Committee are elected by the entire Board of Directors. Since January 1, 2012, the Executive Committee has been comprised of Messrs. Tenwick, Gentry, Hackett and Brogdon.

        The Board of Directors has no standing nominating committee. We believe that, as a result of the role of the independent directors, as described below, it is not necessary to have a separate nominating committee at this time. Five of our nine current directors, Messrs. Hackett, Levine, Radcliffe, Sturtz and McClellan, were independent in 2012 as determined utilizing the standards for director "independence" set forth in the applicable rules of the NYSE MKT listing standards. The independent members of the Board of Directors select nominees for election as directors by majority vote. In selecting nominees for director, the Board of Directors does not operate pursuant to a charter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the "Reporting Persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements during fiscal 2012 except that: (i) Mr. Wade filed late two reports with four late transactions; (ii) Mr. Tenwick filed one late report with one late transaction; (iii) Mr. Sturtz filed one late report with three late transactions; (iv) Mr. Radcliffe filed two late reports with five late transactions; (v) Mr. McClellan filed two late reports with two late transactions; (vi) Mr. Levine filed one late report with three late transactions; (vii) Mr. Hackett filed one late report with three late transactions; and (viii) Mr. Gentry filed two late reports with three late transactions.

Code of Ethics

        We have adopted a written code of conduct, our Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of AdCare (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions). Our Code of Business Conduct and Ethics is available in the corporate governance subsection of the investors section of our website, www.adcarehealth.com, and is also available in print upon written request to our Corporate Secretary, AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.

Item 11.    Executive Compensation.

        The following table sets forth the compensation paid to, earned by, or accrued for our principal executive officer and our other most highly compensated executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2012 (collectively, our "named executive officers"):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(A)	(B)	(C)	(D)	(E)		(F)		(G)	(H)	(I)		(J)
Boyd Gentry,	2012	$408, 043	$50,000	$100,800	(2)	$227,080	(3)	$—	$—	$3,595	(4)	$789,518
President and Chief Executive Officer (principal executive officer)	2011	$279,629	$—	$—		$680,794		$—	$—	$35,918		$996,341
Martin D. Brew,	2012	$215,665	$—	$—		$67,200	(5)	$—	$—	$—		$282,865
Former Chief Financial Officer	2011	$103,333	$—	$—		$158,760		$—	$—	$3,089		$265,182
Christopher Brogdon,	2012	$—	$200,000	$100,800	(2)	$162,225	(6)	$—	$—	$—		$463,025
Vice-Chairman and Former Chief Acquisitions Officer	2011	$—	$200,000	$—		$176,925		$—	$—	$25,000		$401,925
David Rubenstein,	2012	$297,678	$—	$—		$—		$—	$—	$—		$297,678
Chief Operating Officer	2011	$—	$150,000	$—		$349,650		$—	$—	$—		$499,650
David. A. Tenwick,	2012	$—	$—	$100,800	(2)	$—		$—	$—	$778,000	(7)	$878,800
Chairman	2011	$221,333	$—	$—		$—		$—	$—	$47,072		$268,405

(1)
The amounts set forth in Columns (E) and (F) reflect the full aggregate grant date fair value of the awards. See Note 11 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data," for a description of the assumptions used to determine fair value.

(2)
Represents an award of 30,000 shares of restricted common stock, granted on June 1, 2012, which award vests three years after the date of grant. The award was adjusted to represent 31,500 shares of common stock as a result of a 5% stock dividend paid in 2012.

(3)
Represents an option to purchase 125,000 shares of common stock with an exercise price of $3.93 per share which vests on the following schedule: 41,662 on 11/16/2013, 41,663 on 11/16/2014, and 41,675 on 11/16/2015.

(4)
Includes matching contributions to the Company's 401(k) plan for Mr. Gentry in the amount of $3,595.

(5)
Represents an option to purchase 50,000 shares of common stock with an exercise price of $4.13 per share. These options were subject to certain anti-dilution adjustments and, therefore, were adjusted on October 22, 2012 for a 5% stock dividend paid. As a result, the option now represents the right to purchase 52,500 shares of common stock at an exercise price of $3.93 per share. The option vests on the following schedule: 17,501 on 3/16/2013, 17,502 on 3/16/2014 and 17,497 on 3/16/2015.

(6)
Represents an option to purchase 50,000 shares of common stock with an exercise price of $7.00 per share, and an option to purchase 100,000 shares of common stock with an exercise price of $8.00 per share. These options were subject to certain anti-dilution adjustments and, therefore, were adjusted on October 22, 2012 for a 5% stock dividend paid. As a result, the options now represents the right to purchase 52,500 shares of common stock with an exercise price of $6.67 per share and 105,000 shares of common stock with an exercise price of $7.62 per share. The options vest on the following schedule: 52,500 on 9/24/2013 and 105,000 on 9/24/2014.

(7)
Pursuant to Mr. Tenwick's continuation arrangements with us, Mr. Tenwick received payments for salary continuation, expense allowance and unused vacation and sick day benefits totaling $646,000 and director fees totaling $132,000. See Part II, Item 11., "Executive Compensation—Director Compensation—Separation and Continuation Arrangements."

Employment and Consulting Agreements

        Boyd P. Gentry.    We entered into an Employment Agreement with Mr. Gentry, effective January 10, 2011 (the "Gentry Agreement"). The terms of the Gentry Agreement Provide for an initial annual salary of $300,000 per year, subject to annual review by the Compensation Committee thereafter. Pursuant to such review: (i) from January 1, 2012 through July 1, 2012, Mr. Gentry received an annual salary of $330,000; (ii) from July 1, 2012 through December 31, 2012, Mr. Gentry received an annual salary of $400,000; and (iii) effective January 1, 2013, Mr. Gentry receives an annual salary of $450,000. The Gentry Agreement also includes an annual performance bonus of up to 100% of the annual salary based on standards to be established by the Compensation Committee.

        Pursuant to the Gentry Agreement, Mr. Gentry also received equity compensation in the form of a warrant to purchase 250,000 shares of common stock, with an exercise price equal to $4.13 per share. As a result of certain anti-dilution adjustments, the warrant currently represents the right to purchase 275,626 shares of common stock at an exercise price of $3.75. The warrant vested as to one-third of the underlying shares on each of January 10, 2011, January 9, 2012 and January 9, 2013. If Mr. Gentry resigns his employment for "good reason" or the Company terminates Mr. Gentry's employment without "cause", then Mr. Gentry shall be entitled to severance pay in an amount equal to two (2) times the sum of his annual salary plus target bonus, payable in substantially equal installments at least monthly for a period of twenty-four (24) months after his termination date (the "Gentry Initial Severance Period"), plus if such termination occurs within three (3) months before or twenty-four (24) months after the occurrence of a change in control, then Mr. Gentry is entitled to an additional payment equal to the sum of his annual salary plus target bonus, payable at least monthly in substantially equal installments over a period not to exceed twelve (12) months, which period shall begin immediately after the expiration of the Gentry Initial Severance Period. For the period for which severance pay is paid, i.e., twenty-four (24), or thirty-six (36) months in the case of a termination of Mr. Gentry within three (3) months before or twenty-four (24) months after the occurrence of a change in control of the Company (the "Gentry Severance Period"), Mr. Gentry and his family are entitled to continue to be covered under all employee benefit plans of the Company under which executive officers of the Company are covered and at the same cost and under the same terms and conditions as apply to executive officers; provided, however, if the Company is prohibited by applicable law or its insurer from covering Mr. Gentry under any such plan, then the Company is required to pay Mr. Gentry an amount each month during the Gentry Severance Period equal to the Company's cost of coverage for similarly situated executive officers.

        Ronald W. Fleming.    We entered into an Employment Agreement with Mr. Fleming, effective May 15, 2013 (the "Fleming Agreement"). The terms of the Fleming Agreement include an annual base salary of $270,000 per year, to be subject to review on an annual basis thereafter, and an annual bonus with a target amount equal to at least 75% of the annual salary (provided, however, that the bonus paid for 2013 will be based on the salary actually paid during 2013 and shall not be less than $80,000), based on reasonably expected performance. On May 15, 2013, Mr. Fleming also received equity compensation in the form of a warrant to purchase 70,000 shares of common stock, with an exercise price equal to $5.90 per share, which vests as to one-third of the underlying shares on each of the three subsequent anniversaries of the grant date. Furthermore, the Company will grant to Mr. Fleming, at a date after we file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 but prior to March 15, 2014, 30,000 shares of restricted common stock, which shall vest as to one-third of the shares on each of May 15, 2014, May 15, 2015 and May 15, 2016.

        In the event Mr. Fleming resigns for a "good reason" or a "change in control" occurs while Mr. Fleming is employed by the Company, the warrants and the restricted stock immediately become 100% vested. In the event that: (i) a change in control occurs prior to March 15, 2014; or (ii) Mr. Fleming resigns his employment for "good reason" prior to March 15, 2014, and the Company has not granted Mr. Fleming the restricted common stock, he shall receive a cash payment equal to the fair market value of the restricted stock as of the date of such change in control or date of resignation. If, during the first three (3) months of continuous employment with the Company, Mr. Fleming resigns his employment for good reason, or the Company terminates his employment without "cause" (other than due to his disability), then Mr. Fleming is entitled to severance pay in the form of salary continuation for a period of three (3) months. If after a minimum of three (3) months of continuous employment with the Company, but less than six (6) months of continuous employment with the Company, Mr. Fleming resigns his employment for good reason or the Company terminates his employment without cause (other than due to his disability), then Mr. Fleming is entitled to receive severance pay in the form of salary continuation, payable in substantially equal installments at least monthly for a period of six (6) months after his termination date. If, after a minimum of six (6) months of continuous employment with the Company Mr. Fleming resigns his employment for good reason or the Company terminates Mr. Fleming's employment without cause (other than due to his disability), then Mr. Fleming shall receive the severance pay in the form of salary continuation, payable in substantially equal installments at least monthly for a period of twelve (12) months after his termination, plus if such termination occurs within three (3) months before or twenty-four (24) months after the occurrence of a change in control of the Company, then Mr. Fleming is entitled to severance pay in the form of salary continuation, payable in substantially equal installments at least monthly for a period of eighteen (18) months after his termination date, plus an additional sum equal to one-half (1/2) his target bonus, payable in substantially equal installments at least monthly for a period six (6) months, which period shall begin twelve (12) months following his termination date. For the period for which severance pay is paid, i.e., three (3), six (6), twelve (12) or eighteen (18) months following termination of employment (the "Fleming Severance Period"), Mr. Fleming and his family are entitled to continue to be covered under all employee benefit plans of the Company under which executive officers of the Company are covered and at the same cost and under the same terms and conditions as apply to executive officers; provided, however, if the Company is prohibited by applicable law or its insurer from covering Mr. Fleming under any such plan, then the Company shall pay to Mr. Fleming an amount each month during the Fleming Severance Period equal to the Company's cost of coverage for similarly situated executive officers.

        David Rubenstein.    We entered into an Employment Agreement with Mr. Rubenstein, effective December 19, 2011 (the "Rubenstein Agreement"). The terms of the Rubenstein Agreement include an annual salary of $300,000 per year which increased to $325,000 effective June 30, 2012, an annual performance bonus of up to 75% of the annual salary based on standards to be established by the Compensation Committee and a one-time signing bonus of $150,000. On December 19, 2011, Mr. Rubenstein also received equity compensation in the form of: (i) a warrant to purchase 100,000 shares of common stock, with an exercise price equal to $4.13 per share, which warrant vests as to one-third of the underlying shares on each of the three subsequent anniversaries of the grant date; and (ii) a warrant to purchase 100,000 shares of common stock, with an exercise price equal to $4.97 per share, which warrant vests as to one-third of the underlying shares on each of the second, third and fourth anniversaries of the grant date. As a result of such anti-dilution adjustments, the warrants now represent the right to purchase: (i) 105,000 shares at an exercise price of $3.93 per share; and (ii) 105,000 shares at an exercise price of $4.58 per share. In the event Mr. Rubenstein resigns for a "good reason" or a "change in control" occurs while Mr. Rubenstein is employed by the Company, the warrants immediately become 100% vested.

        If, after a minimum of six (6) months of continuous employment with the Company Mr. Rubenstein resigns his employment for good reason or the Company terminates Mr. Rubenstein's employment without cause (other than due to his disability), then Mr. Rubenstein shall receive the severance pay and benefits hereafter provided. The severance pay shall be an amount equal to one (1) times the sum of his annual salary payable in substantially equal installments at least monthly for a period of twelve (12) months after his termination date (the "Rubenstein Initial Severance Period"), plus if such termination occurs within three (3) months before or twenty-four (24) months after the occurrence of a change in control of the Company, then Mr. Rubenstein is entitled to an additional one-half (1/2) times the sum of his annual salary and target bonus, payable in substantially equal installments at least monthly for a period six (6) months, which period shall begin immediately after the expiration of the Rubenstein Initial Severance Period. For the period for which severance pay is paid, i.e., twelve (12) or eighteen (18) months following termination of employment (the "Rubenstein Severance Period"), Mr. Rubenstein and his family are entitled to continue to be covered under all employee benefit plans of the Company under which executive officers of the Company are covered and at the same cost and under the same terms and conditions as apply to executive officers; provided, however, if the Company is prohibited by applicable law or its insurer from covering Mr. Rubenstein under any such plan, then the Company shall pay to Mr. Rubenstein an amount each month during the

Rubenstein Severance Period equal to the Company's cost of coverage for similarly situated executive officers.

        Christopher Brogdon.    Mr. Brogdon served as our Chief Acquisition Officer from September 2009 through December 2012, although we did not enter into an employment agreement with him. We entered into a Consulting Agreement with Mr. Brogdon, dated December 31, 2012 (the "Brogdon Agreement"). The Brogdon Agreement is effective December 31, 2012 and terminates on December 31, 2015. In the event the Brogdon Agreement is not terminated prior to December 31, 2015, the Brogdon Agreement will renew automatically for successive one-year terms until it is terminated. As compensation for his services under the Brogdon Agreement, Mr. Brogdon shall receive: (i) $10,000 per month in year one; (ii) $15,000 per month in year two; and (iii) $20,000 per month in year three of the Brogdon Agreement. In addition, Mr. Brogdon shall receive a success fee of $20,000 for each completed transaction; provided, however, that barring a majority vote of the Board of Directors, such success fees on a one year basis shall not exceed $80,000 in year one, $120,000 in year two and $160,000 in year three of the Brogdon Agreement. In addition, no success fee shall be paid for transactions involving leased facilities or transactions in which the overall consideration is less than $2,500,000. The Brogdon Agreement may be terminated by us at any time without "cause" upon: (1) a vote of the majority of the Board of Directors; and (2) thirty (30) days written notice to Mr. Brogdon; provided, however, that we shall provide severance pay to Mr. Brogdon in an amount equal to eighteen (18) months of Mr. Brogdon's maximum total compensation (including success fees). If after a "change in control" of the Company occurs, and Mr. Brogdon: (x) resigns for any reason; (y) is terminated by the Company without cause within six (6) months of the occurrence of a change in control; or (z) is terminated by the entity acquiring a controlling interest in the Company without cause, the Company shall provide severance pay to Mr. Brogdon in an amount equal to three (3) years of his maximum total compensation (including success fees).

        For purposes of each of the Gentry Agreement, Fleming Agreement and Rubenstein Agreement the term resignation for "good reason" means the officer's resignation within ninety (90) days following the Company's failure to cure a material breach of the agreement within thirty (30) days after the officer gives the Company written notice of such breach within ninety (90) days of the occurrence of such breach. For the purposes of each of the Gentry Agreement, Fleming Agreement, Rubenstein Agreement and Brogdon Agreement, the term "cause" means the officer's fraud, dishonesty, willful misconduct, or gross negligence in his performance of his duties, or the individual's conviction for a crime of moral turpitude, or material breach by the individual of the agreement which the individual fails to cure within thirty (30) days after the Company gives the officer written notice of such breach. For purposes of each of the Gentry Agreement, Rubenstein Agreement and Brogdon Agreement, the term "change in control" means one or more sales or dispositions, within a twelve (12) month period, of assets representing a majority of the value of the assets of the Company or the acquisition (whether by purchase or through a merger or otherwise) of common stock of the Company immediately following which the holders of common stock of the Company immediately prior to such acquisition cease to own directly or indirectly common stock of the Company or its legal successor representing more than fifth percent (50%) of the voting power of the common stock of the Company or its legal successor. For purposes of the above referenced Fleming Agreement, the term "change of control" shall have the same meaning as set forth in the AdCare Health Systems, Inc. 2011 Stock Incentive Plan.

        Separation Agreement.    On May 31, 2013, we entered into a Separation and Release Agreement (the "Brew Agreement") with Mr. Brew. Pursuant to the Brew Agreement: (i) Mr. Brew will remain employed by the Company for a limited period of time as Vice President (the "Transition Period"); (ii) Mr. Brew's employment with the Company will terminate on such date as determined solely by the Company, which date will be no earlier than June 4, 2013 and no later than November 30, 2013; (iii) the Company will pay Mr. Brew a salary of $20,833.33 per month from June 1, 2013 through the date of his termination; and (iv) Mr. Brew will receive additional compensation of $120 per hour over and above his salary for the performance of any services and duties as requested by the Company during the Transition Period. Furthermore, subject to the terms of the 2011 Stock Incentive Plan and applicable option agreements, Mr. Brew may exercise any options granted to him under the 2011 Stock Incentive Plan which have vested as of his termination date at any time within 30 days of his termination date. Upon the termination date, in exchange for Mr. Brew's execution of a waiver and release of certain claims against the Company, we have agreed to pay to Mr. Brew $20,833.33 per month through the month of November 2013 and $2,688.17 for the period from December 1, 2013 through and including December 4, 2013.

Stock Incentive Plans

        At our 2011 Annual Meeting of Shareholders held on June 3, 2011, the shareholders of the Company adopted the 2011 Stock Incentive Plan. The 2011 Stock Incentive Plan is intended to further the growth and profitability of our Company by providing increased incentives to encourage share ownership on the part of key employees, officers, directors, consultants and advisors who render services to the Company and any future parent or subsidiary of the Company, including our named executive officers. The 2011 Stock Incentive Plan permits the granting of stock options and restricted stock awards (collectively, "Awards") to eligible participants. At our 2012 Annual Meeting of Shareholders held on June 1, 2012, the shareholders of the Company adopted an amendment to the 2011 Stock Incentive Plan that increased the maximum number of shares of Company stock that may be granted under the 2011 Stock Incentive Plan from 1,000,000 to an aggregate of 2,000,000 shares. Subject to the terms of the 2011 Stock Incentive Plan, the Compensation Committee has the sole discretion to determine the persons who will be granted Awards under the 2011 Stock Incentive Plan and the terms and conditions of such Awards, and to construe and interpret the 2011 Stock Incentive Plan. The Compensation Committee is also responsible for making adjustments in outstanding Awards, the shares available for Awards, and the numerical limitations for Awards to reflect transactions such as stock splits and dividends. The Compensation Committee may delegate its authority to one or more directors or officers; provided, however, that the Committee may not delegate its authority and powers: (i) with respect to Section 16 reporting persons, or (ii) in any way which would jeopardize the 2011 Stock Incentive Plan's qualifying under Section 162(m) of the Internal Revenue Code of 1986 or Rule 16b-3 promulgated under the Exchange Act. The 2011 Stock Incentive Plan allows for the exercise of options through cash, or with the consent of the Compensation Committee: (i) by tendering previously acquired shares; (ii) by tendering a full recourse promissory note of the optionee; (iii) through a cashless exercise without the payment of cash by reducing the number of shares of common stock that would be obtainable upon the exercise of the option; (iv) through a brokerage transaction; or (v) through any combination of the foregoing. The 2011 Stock Incentive Plan provides the issuance of both incentive stock options and nonqualified stock options.

Retirement Programs

        The Company's retirement programs are designed to facilitate the retirement of employees, including our named executive officers, who have performed for AdCare over the long term. We currently maintain a 401(k) plan with a match of 50% of the first 2% of an employee's contribution as well as non-qualified employee stock purchase program. The terms of these plans are essentially the same for all employees. Our named executive officers participate in the plans on the same basis as all other employees. AdCare does not provide our named executive officers any special benefits such as executive life insurance.

Outstanding Equity Awards at Fiscal Year-End Table

        The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTIONS/WARRANTS AWARDS					STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Stock that is Not Vested	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Boyd Gentry(1)	183,731	91,894		3.75	1/10/2021
		125,000		3.93	11/16/2022
								31,500	$149,625
Martin D. Brew(2)	18,373	36,752		5.22	6/3/2016
		52,500		3.93	3/16/2017
Christopher Brogdon(3)	105,000			5.71	11/18/2021
		52,500		6.67	11/18/2021
		52,500		6.67	2/15/2022
		105,000		7.62	2/15/2022
	115,763			2.59	11/1/2017
	115,763			3.46	11/1/2017
	115,762			4.32	11/1/2017
								31,500	$149,625
David Rubenstein(4)	34,996	70,004		3.93	12/19/2021
		105,000		4.58	12/19/2021
David A. Tenwick(5)	34,472			1.05	11/16/2017
	109,472			1.94	11/16/2017
	109,473			2.59	11/16/2017
	109,473			3.46	11/16/2017
								31,500	$149,625

(1)
Warrants vest on the following schedule: 91,894 on 1/10/2013, 41,662 on 11/16/2013, 41,663 on 11/16/2014 and 41,675 on 11/16/2015; 31,500 restricted shares vest on 6/1/2015.

(2)
Options vest on the following schedule: 18,373 on 6/3/2013, 18,379 on 6/3/2014, 17,501 on 3/16/2013, 17,502 on 3/16/2014 and 17,497 on 3/16/2015.

(3)
Warrants vested on the following schedule: 105,000 on 9/24/2013, 105,000 on 9/24/2014; 31,500 restricted shares vest on 6/1/2015.

(4)
Warrants vest on the following schedule: 69,993 on 12/19/2013, 70,004 on 12/19/2014 and 35,007 on 12/19/2015.

(5)
31,500 restricted shares vest on 6/1/2015.

Director Compensation

Non-Employee Director Compensation and Reimbursement Arrangements

        Non-employee directors are reimbursed for travel and other out-of-pocket expenses for travel in connection with their duties as directors.

        Prior to July 1, 2012, directors who are not employed by us were paid $4,500 per month plus an additional $1,100 per month if serving as a chairperson of one of the committees of the Board of Directors, as well as $1,000 for each meeting attended in person and $500 for each meeting attended via conference call. After July 1, 2012, directors who are not employed by us were paid $6,000 per month plus an additional $1,500 per month if serving as a chairperson of one of the committees of the Board of Directors and an additional $500 per month if serving on more than one committee.

Director Compensation Table

        The following table sets forth information regarding compensation paid to our non-employee directors. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board of Directors.

DIRECTOR COMPENSATION

Name (a)(1)	Fees earned or paid in cash (b)	Stock awards (c)(2)	Option awards (d)(3)	Non-equity incentive plan compensation (e)	Change in pension value and non- qualified deferred compensation earnings (f)	All other compensation (g)	Total
Peter J. Hackett	$89,600	$100,800	—	—	—	—	$190,400
Jeffrey Levine	$74,000	$100,800	—	—	—	—	$174,800
Joshua J. McClellan	$67,000	$100,800	—	—	—	—	$167,800
Philip S. Radcliffe	$90,100	$100,800	—	—	—	—	$190,900
Laurence E. Sturtz	$68,500	$100,800	—	—	—	—	$169,300
Gary L. Wade(4)	$66,000	$100,800	—	—	—	$225,000	$391,800

(1)
Messrs. Gentry and Brogdon are employees of the Company, as well as named executive officers, and do not receive any director compensation. In addition, Mr. Tenwick is a named executive officer and his director compensation is shown in the Summary Compensation Table.

(2)
The amounts set forth in Column (c) reflect the full aggregate grand date fair value of the awards. See Note 11 to the Company's Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data," for a description of the assumptions used to determine fair value. Represents for each director an award of 30,000 shares of restricted common stock granted on June 1, 2012, which vests three years after the date of grant. The award was adjusted to represent 31,500 shares of common stock as a result of a 5% stock dividend paid in 2012.

(3)
The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2012 are shown below:

(4)
Mr. Wade received payments under a separation agreement of $225,000 for salary continuation and expense allowance.

	Number of Shares Subject to Outstanding Options or Warrants as of December 31, 2012
			Number of Shares of Unvested Restricted Stock as of December 31, 2012
Director	Exercisable	Unexercisable
Peter J. Hackett	14,204	—	31,500
Jeffrey Levine	29,947	—	31,500
Joshua J. McClellan	10,500	—	31,500
Philip S. Radcliffe	37,588	—	31,500
Laurence E. Sturtz	57,582	—	31,500
Gary L. Wade	246,035	—	31,500

Separation Agreements and Continuation Arrangements

        In July 2011, we entered into a Separation Agreement with Mr. Wade pursuant to which we agreed to pay certain compensation to him in connection with his ceasing to serve as Co-Chief Executive Officer of the Company on July 1, 2011. Pursuant to such agreement, Mr. Wade became entitled to receive salary continuation, expense allowance and employee benefits (including health, life, accident and other benefits as the Company was historically provided) for twenty-four months after such date. The salary continuation and expense allowance amounts total $190,000 and $35,000, respectively, per year.

        In August 2011, we determined to pay certain compensation to Mr. Tenwick for his continuing to serve as the Chairman of the Board of Directors. Pursuant to this arrangement, Mr. Tenwick was entitled to receive (i) two years of salary and expense allowance and (ii) $11,000 per month for director fees.

Deferred Compensation Plan

        The Company maintains a non-qualified deferred compensation plan previously available to a select group of management or highly compensated employees. Contributions to the plan were made by the participants. The Company does not provide any matching contributions. The benefits of the plan are payable upon the employee's separation of employment with the Company. Mr. Tenwick and Mr. Wade participated in the plan in 2012 and, pursuant to the plan: received in 2012 $179,970 and $43,856, respectively. These amounts were earned by Messrs. Tenwick and Wade prior to 2012 and reported as earned by them in the Company's proxy statements filed with the SEC in prior years. Accordingly, these amounts are not included in the Summary Compensation Table (with respect to Mr. Tenwick) or the Director Compensation Table (with respect to Mr. Wade).

Compensation Committee Interlocks and Insider Participation

        During 2012, the Compensation Committee was comprised of Messrs. Levine, Radcliffe and Sturtz. None of the members of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries.

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

Purpose of the Compensation Committee of the Board of Directors

        The Compensation Committee advises the Board of Directors with respect to the compensation of each senior executive and each member of the Board of Directors. The Compensation Committee is also charged with the oversight of compensation plans and practices for all employees of the Company. The Compensation Committee relies upon data made available for the purpose of providing information on organizations of similar or larger scale engaged in similar activities. The purpose of the Compensation Committee's activity is to assure that the Company's resources are used appropriately to recruit and maintain competent and talented executives and employees able to operate and grow the Company successfully.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        For information regarding securities authorized for issuance under equity compensation plans, see "Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Beneficial Ownership of Common Stock

        The following table furnishes information, as of May 31, 2013, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part II, Item 11., "Executive Compensation—Summary Compensation Table"; and (iii) our directors and executive officers as a group. As of May 31, 2013, there were 14,504,788 shares of the common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent of Outstanding Common Stock(3)
5% Beneficial Owners:
Connie B. Brogdon(4)	1,616,620	(5)	10.7%
AQR Capital Management, LLC(6)	1,206,434	(7)	7.7%
Park City Capital, LLC(8)	750,000	(9)	5.2%
Anthony J. Cantone(10)	2,058,206	(11)	12.5%
Directors and Executive Officers:
Martin D. Brew	35,874	(12)	*
Christopher Brogdon	1,616,620	(13)	10.7%
Ronald W. Fleming	—	(14)	*
Boyd P. Gentry	322,967	(15)	2.2%
Peter J. Hackett	40,506	(16)	*
Jeffrey Levine	31,568	(17)	*
Joshua J. McClellan	126,626	(18)	*
Philip S. Radcliffe	65,332	(19)	*
David Rubenstein	34,996	(20)	*
Laurence E. Sturtz	118,649	(21)	*
David A. Tenwick	765,809	(22)	5.2%
Gary L. Wade	462,049	(23)	3.1%
All directors and executive officers as a group	3,610,996		22.8%

*
Less than one percent.

(1)
The address for each of our directors and executive officers is c/o AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.

(2)
Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.

(3)
Percentage is calculated based on 14,504,788 shares of common stock outstanding as of May 31, 2013.

(4)
The address for Connie B. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.

(5)
Includes: (i) 221,296 shares of common stock held directly by Christopher Brogdon (her spouse); (ii) 938,035 shares of common stock held by Connie B. Brogdon; (iii) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $3.46 per share; (v) warrants to purchase 115,762 shares of common stock held by Christopher Brogdon at an exercise price of $4.32 per share; and (vi) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $5.71 per share.

(6)
The address for AQR Capital Management, LLC ("AQR") is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(7)
The information set forth in this table regarding AQR is based on an Amendment No. 3 to a Schedule 13G filed with the SEC by AQR on March 1, 2012, and other information known to the Company. Includes convertible promissory notes that are convertible into 1,206,434 shares of common stock at a conversion exercise price of $3.73 per share. AQR has shared voting and dispositive power with respect to 1,206,434 shares.

(8)
The address for Park City Capital, LLC ("Park City") is 12400 Coit Road, Suite 800, Dallas, Texas 75251.

(9)
The information set forth in this table regarding Park City is based on a Schedule 13G filed with the SEC by Park City and other reporting persons on April 4, 2013, and other information known to the Company. Park City Capital Offshore Master, Ltd. has sole voting and dispositive power with respect to 513,000 of the shares. Park City Special Opportunity Fund, Ltd. has sole voting and dispositive power with respect to 146,250 of the shares. CCM Opportunistic Partners, LP has sole voting and dispositive power with respect to 85,000 of the shares. Park City Capital, LLC has sole voting and dispositive power with respect to 744,750 of the shares. PCC SOF GP, LLC has sole voting and dispositive power with respect to 146,250 of the shares. Michael J. Fox has sole voting and dispositive power with respect to 5,250 of the shares and shared voting and dispositive power with respect to 744,750 of the shares. CCM Opportunistic Advisors, LLC has sole voting power with respect to 85,500 of the shares. A. John Knapp, Jr. has shared voting and dispositive power with respect to 85,500 of the shares.

(10)
The address for Anthony J. Cantone is 766 Shrewsbury Avenue, Tinton Falls, New Jersey 07724.

(11)
The information set forth in this table regarding Mr. Cantone is based on a Form 4 filed with the SEC by Mr. Cantone on July 13, 2012, and other information known to the Company. Includes: (i) 52,500 shares of common stock held by Mr. Cantone; (ii) a convertible promissory note held by an affiliate of Mr. Cantone convertible into 134,048 shares of common stock at a conversion price of $3.73 per share; (iii) a convertible promissory note held by an affiliate of Mr. Cantone convertible into 1,384,635 shares of common stock at a conversion price of $3.97 per share; (iv) a convertible promissory note held by Mr. Cantone convertible into 218,640 shares of common stock at a conversion price of $3.97 per share; (v) warrants held by Mr. Cantone to purchase 201,831 shares of common stock at an exercise price of $3.57 per share; (vi) warrants held by affiliates of Mr. Cantone to purchase 205,190 shares of common stock at an exercise price of $3.57 per share; (vii) warrants held by affiliates of Mr. Cantone to purchase 420,000 shares of common stock at $3.81 per share; and (viii) warrants held by affiliates of Mr. Cantone to purchase 275,625 shares of common stock at $4.81 per share.

(12)
Includes options to purchase 18,373 shares of common stock at an exercise price of $5.22 per share.

(13)
Includes: (i) 938,035 shares of common stock held directly by Connie B. Brogdon (his spouse); (ii) 221,296 shares of common stock held by Christopher Brogdon; (iii) warrants to purchase

  115,763 shares of common stock held by Christopher Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $3.46 per share; (v) warrants to purchase 115,762 shares of common stock held by Christopher Brogdon at an exercise price of $4.32 per share; and (vi) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $5.71 per share.

(14)
Includes warrants to purchase 70,000 shares of common stock at an exercise price of $5.90 per share.

(15)
Includes warrants to purchase 183,731 shares of common stock at an exercise price of $3.75 per share.

(16)
Includes options to purchase 10,500 shares of common stock at an exercise price of $4.11 per share and warrants to purchase: (i) 926 shares of common stock at an exercise price of $1.05 per share; (ii) 926 shares of common stock at an exercise price of $1.94 per share; and (iii) 926 shares of common stock at an exercise price of $3.46 per share.

(17)
Includes options to purchase: (i) 7,720 shares of common stock at an exercise price of $1.36 per share; and (ii) 10,000 shares of common stock at an exercise price of $4.32 per share, and warrants to purchase: (x) 3,087 shares of common stock at an exercise price of $1.11 per share; (iv) 3,087 shares of common stock at an exercise price of $2.05 per share; (y) 3,087 shares of common stock at an exercise price of $2.73 per share; (z) 3,087 shares of common stock at an exercise price of $3.63 per share.

(18)
Includes options to purchase 10,500 shares of common stock at an exercise price of $4.11 per share.

(19)
Includes options to purchase: (i) 10,500 shares of common stock at an exercise price of $4.11 per share; and (ii) 6,482 shares of common stock at an exercise price of $1.30 per share, and warrants to purchase: (w) 5,151 shares of common stock at an exercise price of $1.05 per share; (x) 151 shares of common stock at an exercise price of $1.94 per share; (y) 5,152 shares of common stock at an exercise price of $2.59 per share; and (z) 5,152 shares of common stock at an exercise price of $3.46 per share.

(20)
Includes options to purchase 34,996 shares of common stock at an exercise price of $3.93 per share.

(21)
Includes options to purchase: (i) 6,482 shares of common stock at an exercise price of $1.30 per share; and (ii) 10,500 shares of common stock at an exercise price of $4.11 per share, and warrants to purchase: (x) 10,150 shares of common stock at an exercise price of $1.94 per share; (y) 10,150 shares of common stock at an exercise price of $2.59 per share; and (z) 10,150 shares of common stock at an exercise price of $3.46 per share.

(22)
Includes warrants to purchase: (i) 109,472 shares of common stock at an exercise price of $1.05 per share; (ii) 109,472 shares of common stock at an exercise price of $1.94 per share; (iii) 109,473 shares of common stock at an exercise price of $2.59 per share; and (iv) 109,473 shares of common stock at an exercise price of $3.46 per share.

(23)
Includes warrants to purchase: (i) 58,884 shares of common stock at an exercise price of $1.05 per share; (ii) 58,884 shares of common stock at an exercise price of $1.94 per share; (iii) 58,884 shares of common stock at an exercise price of $2.59 per share; and (iv) 58,883 shares of common stock at an exercise price of $3.46 per share, and an option to purchase 10,500 shares of common stock at an exercise price of $4.11 per share.

Arrangements Known to the Registrant Regarding Changes of Control

        On April 17, 2013, Brogdon Family, LLC, an affiliate of Christopher Brogdon, our Vice Chairman and beneficial owner of greater than 10% of the common stock, informed the Board of Directors of Brogdon Family's interest in commencing an unsolicited tender offer to acquire, at a price of $8.00 per share, such number of shares of common stock that would result in Mr. Brogdon beneficially owning at least 55%, but no more than 75%, of the outstanding shares of common stock. Brogdon Family also informed the Board of Directors, or otherwise disclosed, that the Tender Offer will be subject to certain conditions, including, but not limited to: (i) the valid tender of shares of common stock totaling at least 55% of the issued and outstanding common stock when added to the shares of common stock held by Brogdon Family and its affiliates; (ii) the absence of litigation regarding the Tender Offer; (iii) the absence of any governmental order being entered enjoining the Tender Offer (and that such order is not anticipated being entered); (iv) the receipt of any required governmental approvals; and (v) Brogdon Family obtaining appropriate financing.

        We do not control if or when Brogdon Family commences the Tender Offer or, if commenced, the ultimate terms of the Tender Offer, including the price offered for the common stock. No assurance is made that Brogdon Family will commence the Tender Offer or that, if commenced, it will be completed on terms acceptable to our shareholders or at all.

        If and when the Tender Offer is commenced, then, consistent with its fiduciary duties and as required by applicable law, the Board of Directors, in consultation with our independent financial and legal advisors (a) will review the Tender Offer to determine the course of action that it believes is in the best interests of us and our shareholders and (b) will advise shareholders of its formal position regarding the Tender Offer within ten business days after its commencement by making available to our shareholders and filing with the SEC a solicitation/recommendation statement on Schedule 14D-9.

        If the Tender Offer is commenced, then we will file a solicitation/recommendation statement with the SEC. INVESTORS AND ALL OF OUR SECURITY HOLDERS ARE URGED TO READ SUCH STATEMENT AND ANY OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. INVESTORS AND SECURITY HOLDERS WILL BE ABLE TO OBTAIN FREE COPIES OF THESE DOCUMENTS (WHEN AVAILABLE) AND OTHER DOCUMENTS FILED WITH THE SEC BY US THROUGH THE WEBSITE MAINTAINED BY THE SEC AT http://www.sec.gov.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Riverchase

        On April 9, 2010, Riverchase Village ADK, LLC ("Riverchase"), then a wholly owned subsidiary of the Company, entered into a Purchase Agreement with an Oklahoma limited liability company controlled by a bank ("Riverchase Seller") to acquire the assets of Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama, for a purchase price of approximately $5,000,000. On June 22, 2010, the Company assigned to Mr. Brogdon 100% of the membership interests in Riverchase. On June 25, 2010, Riverchase, then owned by Mr. Brogdon, purchased Riverchase Village pursuant to the terms of the Purchase Agreement.

        In connection with financing of the acquisition of Riverchase Village, Riverchase borrowed from the Medical Clinic Board of the City of Hoover the proceeds from the issuance of $5,845,000 First Mortgage Healthcare Facility Revenue Bonds (Series 2010 A) and $520,000 First Mortgage Revenue Bonds (Series B), which proceeds were used to acquire Riverchase Village, pay the cost of certain repairs and improvements to Riverchase Village, fund certain services and pay the cost of the issuance of the bonds. As part of the financing, each of AdCare and Mr. Brogdon guaranteed Riverchase's obligations under the bonds. For a further description regarding the bonds, see Note 20 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report. In June 2010, Riverchase Seller refunded to AdCare the $250,000 of earnest money it had deposited in connection with the Riverchase Village transaction.

        As consideration for the assignment of 100% of the membership interests in Riverchase to Mr. Brogdon and AdCare's guaranteeing the bonds, Mr. Brogdon granted to Hearth & Home of Ohio, Inc. ("Hearth & Home"), a wholly owned subsidiary of AdCare, an exclusive and irrevocable option pursuant to an Option Agreement to acquire Riverchase through June 22, 2012 for an exercise price of $100,000 and otherwise under the same terms and conditions set forth in the Purchase Agreement. In addition, a wholly owned subsidiary of AdCare entered into a five-year year Management Agreement with Riverchase pursuant to which such subsidiary supervises the management of the Riverchase Facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Facility. On June 22, 2013, the Management Agreement was terminated.

        On July 26, 2012, Hearth & Home and Mr. Brogdon amended the Option Agreement to extend the last date on which the option provided for thereby may be exercised from June 22, 2012 to June 22, 2013.

Mountain Trace

        Effective January 1, 2011, pursuant to a purchase and sale agreement and operations transfer agreement, the Company acquired the options and selected assets of Mountain Trace, a 106-bed skilled nursing facility located in Sylva, North Carolina. To complete the acquisition, the Company issued a secured promissory note in the amount of $5,000,000. The promissory note was secured by the Mountain Trace facility and was guaranteed by each of Mr. Brogdon and his spouse, Connie Brogdon.

Office Subleases and Purchase

        From April 2011 through November 2012, the Company subletted from JRT Group Properties, LLC ("JRT") on a month-to-month basis Building 1145 of the Offices at Hembree, a condominium used by the Company as its service center and administrative offices, located in Roswell, Georgia (the "Hembree Facility"). Mr. Brogdon's son is a one-third owner of JRT. Pursuant to this sublease, the Company paid to JRT on a monthly basis base rent of approximately $10,458. The Company paid an aggregate of $115,035 and $94,120 in rent under this sublease in 2012 and 2011, respectively. The Company also paid to unrelated third parties amounts for utilities, property taxes and building association dues with respect to the Hembree Facility.

        On June 4, 2012, ADK Hembree Road Property, LLC ("ADK Hembree"), a wholly owned subsidiary of AdCare, entered into a Purchase Agreement with JRT to acquire the Hembree Facility. On November 30, 2012, ADK Hembree acquired the Hembree Facility from JRT pursuant to the Purchase Agreement for an aggregate purchase price of $1,083,781 and, in connection therewith, ADK Hembree issued a promissory note in favor of Fidelity Bank for a principal amount of $1,050,000.

Edwards Redeemer and Whispering Pines

        In May 2011, First Commercial Bank and Brogdon Family, LLC, an entity owned and controlled by Mr. Brogdon, entered into a Purchase and Sale Agreement pursuant to which Brogdon Family, LLC had the right to acquire six skilled nursing facilities located in Oklahoma for an aggregate purchase price of $16.0 million. These facilities were Edwards Redeemer Nursing Center, Harrah Nursing Center, Northwest Nursing Center, Whispering Pines Nursing Center, McLoud Nursing Center and Meeker Nursing Center. In October 2011, Brogdon Family, LLC, assigned all of its rights under the Purchase and Sale Agreement to AdCare Property Holdings, LLC, a wholly owned subsidiary of

AdCare ("AdCare Holdings"). In May 2013, AdCare Holdings assigned all of its rights under the Purchase and Sale Agreement with respect to the Harrah Nursing Center, McLoud Nursing Center and Meeker Nursing Center to Brogdon Family, LLC.

        In October 2012, AdCare Holdings assigned to Edwards Redeemer Property Holdings, LLC ("Edwards Redeemer") and ER Nursing, LLC ("ER Nursing") (then both wholly owned subsidiaries of AdCare and, collectively, the "Edwards Assignees") all of its right under that certain Purchase and Sale Agreement to purchase the Edwards Redeemer Nursing Center. The Edwards Assignees agreed to assume all obligations of AdCare Holdings under the Purchase and Sale Agreement with respect to the Edwards Redeemer Nursing Center, including reimbursement for out-of-pocket costs. In connection therewith: (i) AdCare Holdings (as the owner of all of the issued and outstanding membership interests of Edward Redeemer) assigned all of its interest in Edwards Redeemer to Mr. Brogdon; and (ii) AdCare Holdings assigned to WP Nursing, LLC, an entity owned and controlled by Mr. Brogdon, all of AdCare Holding's right under the Purchase and Sale Agreement to purchase the Whispering Pines Nursing Center. WP Oklahoma Nursing, LLC has agreed to assume all obligations of the Company under the Purchase and Sale Agreement with respect to the Whispering Pines Nursing Center. In connection with the assignment with respect to the Whispering Pines Nursing Center, the Company has recorded a receivable of less than $0.1 million.

        In December 2012, ER Nursing (still a wholly owned subsidiary of AdCare and the licensed operator of the Edwards Redeemer Nursing Center) entered into a Facility Lease with Edwards Redeemer (now owned and controlled by Mr. Brogdon) pursuant to which ER Nursing leases to Edwards Redeemer the operations of the Edwards Redeemer Nursing Center. In connection with entering into the Facility Lease, ER Nursing also entered into a Management Agreement with New Beginnings Care, LLC ("New Beginnings") pursuant to which New Beginnings agreed to manage the Edwards Redeemer Nursing Center for a monthly fee equal to five percent (5%) of the aggregate gross revenues of the Edwards Redeemer Nursing Center. The Management Agreement terminates upon the date the Oklahoma State Department of Health approves the application for the appropriate permits and licenses to allow New Beginnings to become the licensed operator of the Edwards Redeemer Nursing Center (the "Approval Date"), and ER Nursing may terminate the Management Agreement at any time. ER Nursing also entered into an Operations and Indemnification Agreement with New Beginnings, ER Property, Edwards Redeemer Healthcare & Rehab, LLC and Mr. Brogdon (collectively, the "Indemnitors"), pursuant to which the Indemnitors have agreed to indemnify the Company for any of its losses: (x) arising out of the Management Agreement; or (y) resulting from any services provided by New Beginnings at or for the benefit of the Edwards Redeemer Nursing Center.

        Pursuant to the Lease, ER Nursing will pay ER Property monthly rent in an amount equal to one hundred-twenty percent (120%) of the monthly payment of principal and interest due to the lender holding a first priority mortgage on the Edwards Redeemer Nursing Center; provided, however, that pursuant to the Operations and Indemnification Agreement, the Indemnitors will indemnify the Company for any rent expenses arising out of the Lease. The Lease terminates upon the Approval Date.

Oklahoma Operations

        Effective August 1, 2011, the Oklahoma Owners acquired five skilled nursing facilities located in Oklahoma. In connection with the closing of this acquisition: (i) the Company paid closing costs on behalf of the Oklahoma Owners in the amount of $56,894 (which amount was refunded to the Company in February 2012); and (ii) AdCare Oklahoma Management, LLC, a wholly-owned subsidiary of the Company ("AdCare Oklahoma"), entered into a five-year year Management Agreement with the Oklahoma Owners pursuant to which AdCare Oklahoma supervises the management of the Oklahoma facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma facilities.

        In December 2012, AdCare Oklahoma entered into a Management Fee Subordination Agreement pursuant to which AdCare Oklahoma agreed to subordinate its right to payment of all management fees owed to AdCare Oklahoma by the Oklahoma Owners to a third-party lender. However, AdCare Oklahoma may continue to accept such management fees owed to it under the Management Agreement, so long as no event of default has occurred under the credit agreement entered into among the third-party lender and the Oklahoma Owners.

Red Rose Facility

        In October 2011, pursuant to the terms of an Assignment of Lease and Landlord's Consent, Rose Missouri Nursing, LLC, a wholly owned subsidiary of the Company, became the tenant and operator of the Red Rose facility, a 90-bed skilled nursing facility located in Cassville, Missouri. In connection with this transaction, Mr. Brogdon and his spouse, Connie Brogdon, each guaranteed the performance of the Company's obligations, including payment obligations, under the Lease. In consideration of these guaranties, the Company paid to Mr. Brogdon in 2011 the amount of $25,000 as a guaranty fee.

Golden Years Manor

        In January 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with Gyman Properties, LLC, to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor, for an aggregate purchase price of $6.5 million. Pursuant to the Purchase and Sale Agreement, the Company deposited approximately $0.3 million into escrow to be held as earnest money. In May 2013, the Company decided not to pursue the acquisition of Golden Years Manor because it determined that the facility no longer met its investment criteria. At the time of such determination, the Company was not entitled to reimbursement of its deposit under the Purchase and Sale Agreement. Subsequently, on May 9, 2012, the Company assigned all of its rights under the Purchase and Sale Agreement to GL Nursing, LLC, an entity affiliated with Mr. Brogdon. In connection with such assignment, GL Nursing, LLC agreed to reimburse to the Company the deposit and all of its out-of-pocket costs relating to Golden Years Manor upon the closing of the acquisition, which occurred on May 31, 2012. The assignment provided the Company with an opportunity to recoup the deposit and out-of-pocket costs which would otherwise have been forfeited if the assignment had not occurred. As of December 31, 2012, the Company has recorded a receivable of $0.2 million ("Remaining Balance") in connection with the assignment. The payment of the Remaining Balance shall be due and payable in (i) six equal monthly payments commencing on April 30, 2013 totaling approximately $0.1 million and continuing on the last business day of each month thereafter through September 30, 2012 and (ii) one $0.1 million payment on October 31, 2013. The then Remaining Balance may be prepaid in part or in full at any time prior to September 30, 2013.

Airplane

        Since May 2012, the Company has access to an airplane on a month-to-month basis from JRT. Mr. Brogdon's son is a one-third owner of JRT. Pursuant to this arrangement, the Company pays to JRT on a monthly basis base rent of $7,000. The Company paid an aggregate of $56,000 in rent in 2012. The Company has the right to use the airplane with no limitation on hours of usage and is responsible for all costs associated with maintenance such as inspections, fuel, pilot costs and hangar rental.

Consulting Agreement

        In December 2012, the Company entered into a Consulting Agreement with Mr. Brogdon pursuant to which Mr. Brogdon will be compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. The Consulting Agreement terminates on December 31, 2015 and, if it is not terminated prior to December 31, 2015, will renew automatically for successive one-year terms until terminated. As compensation for his services under the Consulting Agreement, Mr. Brogdon shall receive: (i) $10,000 per month in year one; (ii) $15,000 per month in year two; and (iii) $20,000 per month in year three of the Consulting Agreement. In addition, Mr. Brogdon shall receive a success fee of $20,000 for each completed transaction; provided, however, that barring a majority vote of the Board of Directors of the Company, such success fees on a one-year basis shall not exceed $80,000 in year one, $120,000 in year two and $160,000 in year three of the Consulting Agreement. In addition, no success fee shall be paid for transactions involving leased facilities or transactions in which the overall consideration is less than $2,500,000. In the event the Consulting Agreement is terminated by the Company without cause, the Company shall provide severance pay to Mr. Brogdon in an amount equal to eighteen (18) months of Mr. Brogdon's maximum total compensation (including success fees).

        In December 2012, the Company entered into agreements to indemnify Mr. Brogdon with respect to certain personal guarantees Mr. Brogdon previously made with respect to loans on the Hembree Facility and the Red Rose facility. The Company has agreed to reimburse Mr. Brogdon for any costs, losses, damages, claims and expenses under the guarantees so long they are not due to Mr. Brogdon's gross negligence, fraud, intentional misrepresentation, willful misconduct, bad faith or criminal act.

Cantone

        In March 2012, the Company issued an unsecured promissory note to Cantone Asset Management LLC ("CAM") in the principle amount of $3,500,000. In connection with the issuance of the promissory note to CAM, the Company also issued to CAM a warrant to purchase 300,000 shares of common stock. In April 2012, the Company issued an unsecured promissory note to CAM in the principle amount of $1,500,000. In July 2012, the Company and CAM refinanced these two promissory notes. The promissory notes were canceled and terminated in exchange for the issuance by the Company to CAM of an 8% convertible subordinated note in a principle amount of $5,000,000.

        In connection with the issuance of the promissory notes to CAM in March and April of 2012, Cantone Research, Inc. ("CRI") agreed to provide the Company with certain consulting services for a monthly fee if the Company and CAM (or an affiliated entity) did not agree to the terms of an additional financing arrangement pursuant to which it (or affiliated entity) would loan to the Company at least $4,000,000 for a four-year term. In July 2012, the consulting agreement was revised so as to provide for a certain monthly fee payable to CRI regardless of whether the Company and CAM agreed to an additional financing arrangement. Furthermore, under the terms of the revised consulting agreement, the Company issued to CRI 50,000 shares of common stock and a warrant to purchase 100,000 shares of common stock. The Company paid to CRI in 2012 $25,000 in fees pursuant to the consulting agreement.

        In July 2012 and March 2011, the Company issued and sold to certain accredited investors an aggregate of $7,500,000 and $$4,508,700 in principle amount of subordinated convertible notes, respectively. In connection with the offerings, CRI acted as the exclusive agent with respect to the private placement of the notes. The Company paid to CRI $42,500 and $60,000 to act as the placement agent pursuant to the July 2012 and March 2011 offerings, respectively.

Other Transactions

        In 2007, Mr. Tenwick advanced $155,000 to the Company as a loan from his retirement plan. This loan currently accrues interest at the rate of 8% per annum, with total payments made to Mr. Tenwick in 2011 of interest in the amount of $7,270. The principal amount of this loan was repaid by the Company in full in January of 2012.

        Other than the items above, the Company does not believe there are any other material undisclosed related party transactions. For purposes of the disclosure in this Item 13, note that

Mr. Brogdon is Vice Chairman of the Board of Directors, holds in excess of 10% of the outstanding common stock and, during 2012, served as the Company's Chief Acquisitions Officer.

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

Director Independence

        Five of nine of our current directors, Messrs. Hackett, Levine, Radcliffe, Sturtz and McClellan, were independent in 2012 as determined utilizing the standards for director "independence" set forth in the applicable rules of the NYSE MKT listing standards. Since January 1, 2012, all of the members of the Audit Committee were considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE MKT listing standards and the rules of the SEC.

Item 14.    Principal Accountant Fees and Services

        Pursuant to appointment by the Audit Committee: (i) Battelle & Battelle LLP ("Battelle") has audited the financial statements of the Company and its subsidiaries for the year ended December 31, 2011; and (ii) KPMG LLP ("KPMG") has audited the financial statements of the Company and its subsidiaries for the year ended December 31, 2012.

        The following table sets forth the aggregate fees that Battelle and KPMG each billed to the Company for the years ended December 31, 2011 and December 31, 2012, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31, 2011	Year Ended December 31, 2012
	Battelle	Battelle	KPMG
	(in thousands)	(in thousands)
Audit fees (total)(1)	$372,000	$80,000	$690,000
Audit-related fees (total)(2)	$144,400	$153,000	$—
Tax fees	$—	$—	$—
All other fees	$—	$—	$—

Total fees	$516,400	$233,000	$690,000

(1)
Audit fees include fees associated with professional services rendered by Battelle and KPMG for the audit of AdCare's annual financial statements and review of financial statements included in AdCare's 10Q's and 10Q/A's.

(2)
Audit related fees include fees for the audit of our HUD properties and additional services related to acquisitions, registration statements and other regulatory filings.

Pre-Approval Policy

        The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in

Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to completion of the audit.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)(1) Financial Statements.    The following financial statements of AdCare Health Systems, Inc. and its Subsidiaries are included in Part II, Item 8 of this Annual Report.

  (i)
  Consolidated Balance Sheets—December 31, 2012 and 2011;

  (ii)
  Consolidated Statements of Operations—Years ended December 31, 2012 and 2011;

  (iii)
  Consolidated Statements of Stockholders' Equity—Years ended December 31, 2012 and 2011;

  (iv)
  Consolidated Statements of Cash Flows—Years ended December 31, 2012 and 2011; and

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
Boyd P. Gentry, President and Chief Executive Officer July 8, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID A. TENWICK David A. Tenwick	Director, Chairman	July 8, 2013
/s/ CHRISTOPHER F. BROGDON Christopher F. Brogdon	Director, Vice Chairman	July 8, 2013
/s/ BOYD P. GENTRY Boyd P. Gentry	Director, Chief Executive Officer (Principal Executive Officer)	July 8, 2013
/s/ RONALD W. FLEMING Ronald W. Fleming	Chief Financial Officer (Principal Financial and Accounting Officer)	July 8, 2013
/s/ PETER J. HACKETT Peter J. Hackett	Director	July 8, 2013
/s/ JEFFREY L. LEVINE Jeffrey L. Levine	Director	July 8, 2013
/s/ JOSHUA J. MCCLELLAN Joshua J. McClellan	Director	July 8, 2013

SIGNATURE	TITLE	DATE

/s/ PHILIP S. RADCLIFFE Philip S. Radcliffe	Director	July 8, 2013
/s/ LAURENCE E. STURTZ Laurence E. Sturtz	Director	July 8, 2013
/s/ GARY L. WADE Gary L. Wade	Director	July 8, 2013

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

2.2	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

2.3	Purchase and Sale Agreement, dated March 12, 2012, by and between Westlake Nursing Home Limited and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed March 15, 2012

2.4	Purchase and Sale Agreement, dated March 14, 2012, by and between F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a/ Companions Specialized Care Center and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed March 15, 2012

2.5	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed April 9, 2012

2.6	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC.	Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed April 23, 2012

2.7	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 3, 2012

2.8	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 3, 2012

2.9	First Amendment to Purchase and Sale Agreement, dated May 15, 2012, by and between AdCare Property Holdings, LLC and Westlake Nursing Home Limited	Incorporated by reference to Exhibit 2.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

2.10	Purchase Agreement, dated June 4, 2012, by and between AdCare Hembree Road Property, LLC and JRT Group Properties, LLC	Incorporated by reference to Exhibit 2.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing
2.11	Second Amendment to Purchase and Sale Agreement, dated June 19, 2012, by and among F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center, George Perry Farmer, Jr., Jessica L. Farmer and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

2.12	Amendment to Purchase Agreement, dated July 19, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

2.13	Purchase and Sale Agreement, dated as of August 9, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed August 15, 2012

2.14	Second Amendment to Purchase Agreement, dated as of August 31, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

2.15	Third Amendment to Purchase Agreement, dated as of September 27, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

2.16	Agreement of Sale, dated October 11, 2012, between AdCare Health Systems, Inc., certain of its subsidiaries named therein and CHP Acquisition Company, LLC	Incorporated by reference to Exhibit 2.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

2.17	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of Edwards Redeemer Property Holdings, LLC and ER Nursing, LLC	Incorporated by reference to Exhibit 2.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

2.18	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of WP Oklahoma Nursing, LLC	Incorporated by reference to Exhibit 2.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

2.19	Membership Interest Power (transferring membership interests of Edwards Redeemer Property Holdings, LLC from AdCare Property Holdings, LLC to Christopher Brogdon), dated October 12, 2012	Incorporated by reference to Exhibit 2.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing
2.20	Fourth Amendment to Purchase and Sale Agreement, dated October 8, 2012, between AdCare Property Holdings, LLC and First Commercial Bank	Incorporated by reference from Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed October 10, 2012

2.21	Membership Interest Purchase Agreement, dated as of September 25, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 1, 2012

2.22	Addendum to Membership Interest Purchase Agreement, dated as of September 26, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed October 1, 2012

2.23	First Amendment to Purchase and Sale Agreement, effective as of October 31, 2012, between AdCare Property Holdings, LLC and Winyah Nursing Home, LLC	Incorporated by reference to Exhibit 2.12 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

2.24	Fifth Amendment to Purchase and Sale Agreement, dated as of November 30, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.6 of the Registrant's Current Report on Form 8-K filed December 19, 2012

2.25	First Amendment to Asset Purchase Agreement, dated December 28, 2012, among CHP Acquisition Company, LLC, AdCare Health Systems Inc. and certain of its subsidiaries named therein	Filed herewith

2.26	Assignment of Purchase and Sale Agreement, dated December 31, 2012, by and between AdCare Property Holdings, LLC, Northwest Property Holdings, LLC and NW 61st Nursing, LLC	Filed herewith

2.27	Purchase and Sale Agreement, dated February 15, 2013, between AdCare Property Holdings, LLC and Avalon Health Care, LLC	Filed herewith

2.28	First Amendment to Purchase and Sale Agreement, dated March 14, 2013, between AdCare Property Holdings, LLC and Avalon Health Care, LLC	Filed herewith

2.29	Second Amendment to Purchase and Sale Agreement, dated August 31, 2012, by and between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 2.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing
2.30	First Amendment to Purchase and Sale Agreement, dated March 20, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Filed herewith

2.31	First Amendment to Purchase and Sale Agreement, dated April 19, 2012, by and among AdCare Property Holdings, LLC, F & F Ventures, LLC and Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center	Filed herewith

2.32	Third Amendment to Purchase and Sale Agreement, dated July 31, 2012, by and among AdCare Property Holdings, LLC, F & F Ventures, LLC and Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center	Filed herewith

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 5, 2012

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form 8-A filed on November 7, 2012

4.1	Specimen Common Share Certificate	Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.2	Specimen Warrant Certificate	Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit No.		Description	Method of Filing
4.3		Form of 10.875% Series A Cumulative Redeemable Preferred Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

4.4	*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.5	*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6	*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.7	*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.8	*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.9		Amended and Restated Warrant Agreement between AdCare Health Systems, Inc. and Continental Stock Transfer & Trust Company, dated as of February 15, 2010, but first fully executed and delivered on June 27, 2011	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 29, 2011

4.10		Form of Subordinated Convertible Note, issued April 29, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form S-3 (File No. 333-175541)

4.11		Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant's Form S-3 (File No. 333-175541)

4.12		Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.5 to the Registrant's Form S-3 (File No. 333-175541)

4.13		Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant's Form S-3 (File No. 333-175541)

Exhibit No.		Description	Method of Filing
4.14		Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed July 5, 2012

4.15		Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed July 5, 2012

4.16		Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant's Form S-3 (File No. 333-175541)

4.17		Form of Subordinated Convertible Note, issued March 31, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed April 6, 2011

4.18		Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

4.19		Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

4.20		Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

4.21		Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Filed herewith

4.22		Warrant to Purchase 15,000 Shares of Common Stock, dated August 31, 2012, issued by AdCare Health Systems, Inc. to Hayden IR, LLC	Filed herewith

4.23	*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Filed herewith

10.1	*	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed September 8, 2008

10.2		Reimbursement Agreement between Community's Hearth & Home, Ltd. and Cornerstone Bank dated December 1, 2002	Incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

Exhibit No.	Description	Method of Filing
10.3	Reimbursement Agreement between Community's Hearth & Home, Ltd. and The Huntington National Bank dated September 13, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008

10.4	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008

10.5	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,108,800 dated November 27, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008

10.6	Regulatory Agreement and Mortgage Note between Hearth & Home of Urbana and Red Mortgage Capital, Inc, in the original amount of $2,142,700 dated June 26, 2008	Incorporated by reference to Exhibit 10.26 of the Registrant's annual report on form 10-K filed March 31, 2009

10.7	Regulatory Agreement and Mortgage Note between Community's Hearth & Home and Red Mortgage Capital, Inc, in the original amount of $1,863,800 dated June 26, 2008	Incorporated by reference to Exhibit 10.27 of the Registrant's annual report on form 10-K filed March 31, 2009

10.8	Promissory Note between Assured Health Care and Huntington National Bank in the original amount of $760,000 dated July 24, 2008	Incorporated by reference to Exhibit 10.28 of the Registrant's annual report on form 10-K filed March 31, 2009

10.9	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $300,000 dated October 17, 2008	Incorporated by reference to Exhibit 10.29 of the Registrant's annual report on form 10-K filed March 31, 2009

10.10	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $100,000 dated November 14, 2008	Incorporated by reference to Exhibit 10.30 of the Registrant's annual report on form 10-K filed March 31, 2009

10.11	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc, in the original amount of $2,524,800 dated July 29, 2008	Incorporated by reference to Exhibit 10.31 of the Registrant's annual report on form 10-K filed March 31, 2009

10.12	Promissory Note between AdCare Health Systems and the AdCare Deferred Compensation plan for a $150,000 line of credit dated January 2008	Incorporated by reference to Exhibit 10.32 of the Registrant's annual report on form 10-K filed March 31, 2009

10.13	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant's Form 8-K filed October 6, 2010

Exhibit No.		Description	Method of Filing
10.14		Promissory Note between Coosa Nursing ADK, LLC, and Coosa Valley Health Care Inc. in the original amount of $600,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant's Form 8-K filed October 6, 2010

10.15		Loan Agreement and Secured Promissory Note between Attalla Nursing ADK, LLC, and Metro City Bank in the original amount of $8,320,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.6 of the Registrant's Form 8-K filed October 6, 2010

10.16		Form of Subordinated Convertible Note dated October 26, 2010	Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed November 1, 2010

10.17		Credit Agreement between Gemino Healthcare Finance, LLC and certain subsidiaries of the Registrant named therein dated October 29, 2010	Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed November 4, 2010

10.18	*	Employment Agreement between AdCare Health Systems, Inc. and Boyd Gentry, effective as of January 10, 2011	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed January 14, 2011

10.19		Securities Purchase Agreement dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 6, 2011

10.20		Registration Rights Agreement dated October 26, 2010, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 6, 2011

10.21		Form of Lock-Up Agreement, dated March 31, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed April 6, 2011

10.22		Promissory Note dated March 31, 2011, by and among AdCare Health Systems, Inc. and Anthony Cantone	Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed April 6, 2011

10.23		Promissory Note dated April 29, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Regions Bank	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 5, 2011

10.24		Erin Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 5, 2011

10.25		Promissory Note, dated April 29, 2011, between Mt. Kenn Property Holdings, LLC, Mt. Kenn Nursing, LLC, and Regions Bank	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed May 5, 2011

Exhibit No.	Description	Method of Filing
10.26	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed May 5, 2011

10.27	CP Property Holdings, LLC Business Loan Agreement dated May 25, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 6, 2011

10.28	CP Property Holdings, LLC Loan Agreement dated May 27, 2011	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 6, 2011

10.29	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 16, 2011

10.30	Amendment, dated June 22, 2011, between Hearth & Home of Ohio, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 22, 2011

10.31	Guaranty, dated May 26, 2011, made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.32	Guaranty, dated May 26, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.33	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Erin Nursing, LLC	Incorporated by reference to Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.34	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Mt. Kenn Nursing, LLC	Incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.35	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Mt. Kenn Nursing, LLC	Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.36	Commercial Guaranty, dated May 25, 2011,made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.37	Commercial Guaranty, dated May 25, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.38	Joinder Agreement, Third Amendment and Supplement to Credit Agreement, dated June 2, 2011, among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.39	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.40	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of America, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

10.41	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.42	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.43	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.44	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.45	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.46	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.47	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.48	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.49	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.50	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.51	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.52	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.53	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.54	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.55	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.56	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.57	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.58	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.59	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.60	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

10.61	Securities Purchase Agreement dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 of the Registrant's Form S-3 (File No. 333-175541)

10.62	Loan Agreement, made and entered into September 1, 2011, by and between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.63	Promissory Note, dated September 1, 2011, issued by Homestead Property Holdings, LLC, in favor of Metro City Bank, in the amount of $3,600,000	Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.64	Mortgage and Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.65	Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as the debtor, and Metro City Bank, as the secured party	Incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.66	Guaranty, dated as of September 1, 2011, issued by Homestead Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.67	Guaranty, dated as of September 1, 2011, issued by AdCare Health Systems, Inc., in favor of Metro City Bank	Incorporated by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.68	Guaranty, dated as of September 1, 2011, issued by AdCare Health Systems, Inc., in favor of Metro City Bank	Incorporated by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed September 7, 2011

Exhibit No.	Description	Method of Filing
10.69	Guaranty, dated as of September 1, 2011, issued by Christopher F. Brogdon in favor of Metro City Bank	Incorporated by reference to Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.70	Loan Agreement, dated as of September 1, 2011, by and among Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers, and The PrivateBank and Trust Company, as lender	Incorporated by reference to Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.71	Promissory Note, dated September 1, 2011, issued by Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company, in the amount of $11,800,000	Incorporated by reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.72	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 99.10 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.73	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Benton Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.11 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.74	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Valley River Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.12 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.75	Guaranty of Payment and Performance, dated as of September 1, 2011, issued by AdCare Health Systems, Inc.; Benton Nursing, LLC; Park Heritage Nursing, LLC; and Valley River Nursing, LLC in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.13 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.76	Guaranty of Payment and Performance, dated as of September 1, 2011, issued by AdCare Health Systems, Inc.; Benton Nursing, LLC; Park Heritage Nursing, LLC; and Valley River Nursing, LLC in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.13 to the Registrant's Current Report on Form 8-K filed September 7, 2011

Exhibit No.	Description	Method of Filing
10.77	Secured Promissory Note, dated August 31, 2011, issued by Benton Property Holdings, LLC; Valley River Property Holdings, LLC; Homestead Property Holdings, LLC; Park Heritage Property Holdings, LLC and Home Office Property Holdings, LLC, in favor of KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC), in the amount of $2,400,000	Incorporated by reference to Exhibit 99.14 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.78	Mortgage, made and entered into as of August 31, 2011, by and between Benton Property Holdings, LLC and KMJ Management, LLC	Incorporated by reference to Exhibit 99.15 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.79	Mortgage, made and entered into as of August 31, 2011, by and between Park Heritage Property Holdings, LLC and KMJ Management, LLC	Incorporated by reference to Exhibit 99.16 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.80	Mortgage, made and entered into as of August 31, 2011, by and between Valley River Property Holdings, LLC and KMJ Management, LLC	Incorporated by reference to Exhibit 99.17 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.81	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Benton Property Holdings, LLC	Incorporated by reference to Exhibit 99.18 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.82	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Valley River Property Holdings, LLC	Incorporated by reference to Exhibit 99.19 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.83	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Homestead Property Holdings, LLC	Incorporated by reference to Exhibit 99.20 to the Registrant's Current Report on Form 8-K filed September 7, 2011

Exhibit No.	Description	Method of Filing
10.84	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Park Heritage Property Holdings, LLC	Incorporated by reference to Exhibit 99.21 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.85	Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Home Office Property Holdings, LLC	Incorporated by reference to Exhibit 99.22 to the Registrant's Current Report on Form 8-K filed September 7, 2011

10.86	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.87	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.88	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.89	Security Agreement, made and entered into as of September 6, 2011, between CP Property Holdings, LLC and CP Nursing, LLC, as grantors, and Economic Development Corporation of Fulton County, as the secured party	Incorporated by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.90	Unconditional Guarantee, dated September 6, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

Exhibit No.	Description	Method of Filing
10.91	Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.92	Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.93	Loan Agreement, dated as of September 30, 2011, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, as borrowers, and The PrivateBank and Trust Company, as lender	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 6, 2011

10.94	Promissory Note, dated September 30, 2011, issued by Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, in favor of The PrivateBank and Trust Company, in the amount of $2,000,000	Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed October 6, 2011

10.95	Guaranty of Payment and Performance, dated September 30, 2011, executed by AdCare Health Systems, Inc., Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed October 6, 2011

10.96	Term Loan Agreement, dated as of October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers; AdCare Health Systems, Inc., as guarantor; and Square 1 Bank, as lender	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 20, 2011

10.97	Term Note, dated October 14, 2011, issued by Homestead Property Holdings, LLC and Homestead Nursing, LLC, in favor of Square 1 Bank, in the amount of $3,600,000	Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed October 20, 2011

10.98	Mortgage and Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Square 1 Bank	Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed October 20, 2011

Exhibit No.	Description	Method of Filing
10.99	Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as debtors, and Square 1 Bank, as the secured party	Incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed October 20, 2011

10.100	Guaranty, dated October 14, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank	Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed October 20, 2011

10.101	United States Department of Agriculture Rural Development, Unconditional Guarantee, Business and Industry Guaranteed Loan Program, on Form RD 4279-14, dated October 13, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank	Incorporated by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed October 20, 2011

10.102	Escrow Agreement, dated October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers, and Square 1 Bank, as both lender and escrow agent	Incorporated by reference to Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed October 20, 2011

10.103	Purchase and Sale Agreement, made and entered into as of May 5, 2011, by and between First Commercial Bank and Brogdon Family, LLC	Incorporated by reference to Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed October 20, 2011

10.104	First Amendment to Purchase and Sale Agreement, made and entered into as of June 13, 2011, by and between First Commercial Bank and Brogdon Family, LLC	Incorporated by reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed October 20, 2011

10.105	Amendment and Assignment of Purchase and Sale Agreement, made and entered into as of September 30, 2011, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 99.10 to the Registrant's Current Report on Form 8-K filed October 20, 2011

10.106	Guaranty of AdCare Health Systems, Inc., dated August 31, 2011, issued in favor of KMJ Management, LLC	Incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.107	Assignment of Lease and Landlord's Consent, made and entered into as of October 31, 2011, by and among Cassville Real Estate, Inc. (f/k/a Cassville Manor, Inc.), KMJ Enterprises Cassville, LLC and Rose Missouri Nursing, LLC	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed November 4, 2011

Exhibit No.	Description	Method of Filing
10.108	Operations Transfer Agreement, dated as of November 1, 2011, by and between KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC) and Rose Missouri Nursing, LLC	Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed November 4, 2011

10.109	Guaranty of Lease, made as of November 1, 2011, issued by each of AdCare Health Systems, Inc., Christopher F. Brogdon and Connie B. Brogdon in favor of Cassville Real Estate, Inc	Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed November 4, 2011

10.110	Loan Agreement, made and entered into November 30, 2011, issued by Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 6, 2011

10.111	Promissory Note, dated November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank in the amount of $3,114,000	Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed December 6, 2011

10.112	Mortgage and Security Agreement, dated as of November 30, 2011, between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed December 6, 2011

10.113	Security Agreement, dated November 30, 2011, between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed December 6, 2011

10.114	Guaranty, dated as of November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed December 6, 2011

10.115	Term Note, dated as of November 29, 2011, issued by Mountain Top AFL, LLC and Mountain Top Property Holdings, LLC, in favor of White River Health System, Inc., in the amount of $750,000	Incorporated by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed December 6, 2011

10.116	Mortgage (with Security Agreement and Absolute Assignment of Rents and Leases) and Fixture Filing, dated as of November 30, 2011, executed by Mountain Top Property Holdings, LLC in favor of White River Health System, Inc.	Incorporated by reference to Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed December 6, 2011

Exhibit No.		Description	Method of Filing
10.117	*	Employment Agreement, dated December 1, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.118 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.118	*	Employment Agreement, dated December 16, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.119 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.119		Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of The Bank of Las Vegas, in the amount of $3,175,200	Incorporated by reference to Exhibit 10.120 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.120		Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and The Bank of Las Vegas	Incorporated by reference to Exhibit 10.121 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.121		Guaranty, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.122 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.122		Guaranty, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.123 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.123		Guaranty, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.124 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.124		Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of Apax Capital, LLC, in the amount of $2,222,640	Incorporated by reference to Exhibit 10.125 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.125		Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and Apax Capital, LLC	Incorporated by reference to Exhibit 10.126 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.126		Guaranty, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of Apax Capital, LLC	Incorporated by reference to Exhibit 10.127 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.127		Guaranty, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of Apax Capital, LLC	Incorporated by reference to Exhibit 10.128 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing
10.128	Guaranty, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of Apax Capital, LLC	Incorporated by reference to Exhibit 10.129 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.129	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of Economic Development Corporation of Fulton County, in the amount of $2,274,000	Incorporated by reference to Exhibit 10.130 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011
10.130	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.131 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.131	Unconditional Guarantee, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.132 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.132	Unconditional Guarantee, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.133 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.133	Unconditional Guarantee, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.134 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.134	Joinder Agreement, Fifth Amendment and Supplement to Credit Agreement, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.135 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.135	Third Amended and Restated Revolving Note, dated November 29, 2011, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.136 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.136	Guaranty, dated as of November 29, 2011, issued by AdCare Operations, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.137 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing
10.137	Loan Agreement, dated as of December 30, 2011, by and between Woodland Manor Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.138 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.138	Promissory Note, dated as of December 30, 2011, issued by Woodland Manor Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $4,800,000	Incorporated by reference to Exhibit 10.139 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.139	Guaranty of Payment and Performance, dated as of December 30, 2011, executed by Woodland Manor Property Holdings, LLC and Adcare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.140 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.140	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000	Incorporated by reference to Exhibit 10.141 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.141	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000	Incorporated by reference to Exhibit 10.142 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.142	Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd	Incorporated by reference to Exhibit 10.143 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.143	Third Amended And Restated Multiple Facilities Lease, dated October 29, 2010, between Georgia Lessor—Bonterra/Parkview, Inc. and ADK Bonterra/Parkview, LLC	Incorporated by reference to Exhibit 10.144 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.144	Guaranty, dated October 29, 2010, executed by AdCare Health Systems, Inc. in favor of Georgia Lessor—Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.145 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.145	Guaranty, dated October 29, 2010, executed by Hearth & Home of Ohio, Inc. in favor of Georgia Lessor—Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.146 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing
10.146	Security Agreement, dated October 29, 2010, by and between AdCare Health Systems, Inc. and Georgia Lessor—Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.147 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.147	Security Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor—Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.148 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.148	Security Agreement, dated October 29, 2010, by and between Hearth & Home of Ohio, Inc. and Georgia Lessor—Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.149 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.149	Pledge Agreement, dated October 29, 2010, between Hearth & Home of Ohio, Inc. and Georgia Lessor—Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.150 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.150	Subordination Agreement, dated October 29, 2010, between AdCare Health Systems, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor—Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.151 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.151	Letter of Credit Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor—Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.152 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.152	Subordination, Non-Disturbance and Attornment Agreement, dated October 29, 2010, by and among Omega Healthcare Investors, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor—Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.153 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.153	Assignment and Assumption of Second Amended and Restated Multiple Facilities Lease And Consent of Lessor, dated October 29, 2010, by and among Georgia Lessor—Bonterra/Parkview, Inc., Triad Health Management of Georgia II, LLC, AdCare Health Systems, Inc., Hearth & Home of Ohio, Inc., ADK Bonterra/Parkview, LLC and the other entities signatory thereto	Incorporated by reference to Exhibit 10.154 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.154	Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.155 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.		Description	Method of Filing
10.155		First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.156 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.156	*	Employment Offer Letter, dated May 15, 2011, from AdCare Health Systems, Inc. to Martin Brew	Incorporated by reference to Exhibit 10.157 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.157		Warrant to Purchase Shares of Common Stock, dated January 10, 2011, issued by AdCare Health Systems, Inc. to Boyd P. Gentry	Incorporated by reference to Exhibit 10.158 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.158		Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.	Incorporated by reference to Exhibit 10.159 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.159		Purchase Agreement, dated as of September 15, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Incorporated by reference to Exhibit 10.160 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.160		First Amendment to Purchase Agreement, dated as of October 31, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Incorporated by reference to Exhibit 10.161 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011

10.161		Mortgage Note, dated January 1, 2012, entered into by Hearth & Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.162		Security Agreement, dated January 1, 2012, by and between Hearth and Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.163		Lessee Security Agreement, dated January 1, 2012, by and among AdCare Health Systems, Inc., Hearth & Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.164		Mortgage Deed, recorded January 31, 2012, executed by Hearth and Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

Exhibit No.	Description	Method of Filing
10.165	Modification Agreement, dated as of March 9, 2012, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC, Valley River Nursing, LLC, Homestead Nursing, LLC, Woodland Manor Nursing, LLC, Mountain View Nursing, LLC, AdCare Health Systems, Inc. and the PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed March 15, 2012

10.166	Loan Agreement, dated as of March 30, 2012, by and among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.167	Promissory Note, dated as of March 30, 2012, issued by Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $21,800,000	Incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.168	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC	Incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.169	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.170	Guaranty of Payment and Performance, dated as of March 30, 2012, made by AdCare Health Systems, Inc., Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.171	Promissory Note, dated April 1, 2012, issued by AdCare Health Systems, Inc. in favor of Strome Alpha Offshore Ltd., in the amount of $5,000,000	Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

Exhibit No.	Description	Method of Filing
10.172	Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.173	Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.13 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.174	Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.175	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.176	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.177	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.17 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.178	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.179	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.180	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

Exhibit No.	Description	Method of Filing
10.181	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.182	Assignment of Purchase and Sale Agreement, dated May 9, 2012, between AdCare Property Holdings, LLC and GL Nursing, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.183	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed July 5, 2012

10.184	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.185	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.32 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.186	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Incorporated by reference to Exhibit 10.33 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.187	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.188	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.35 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.189	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing
10.190	Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee	Incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.191	First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.192	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.193	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.13 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.194	Promissory Note, dated August 17, 2012, issued by CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P. in the amount of $5,000,000	Incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.195	Revolving Loan Promissory Note, made as of August 17, 2012, by and among CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Fund I, L.P. in the amount of $600,000	Incorporated by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.196	Assignment of Leases and Rents, dated as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.197	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 17, 2012, made and entered into by CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.17 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing
10.198	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.199	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.200	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.201	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.202	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.203	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.204	Loan and Security Agreement, dated as of September 20, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.205	Modification Agreement, dated as of October 26, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.206	Promissory Note, dated September 20, 2012, issued by the subsidiaries of AdCare Health Systems, Inc. named therein in favor of The PrivateBank and Trust Company in the amount of $10,600,000	Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.207	Guaranty of Payment and Performance, made as of September 20, 2012, by AdCare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing
10.208	Release of Guarantees, dated September 20, 2012, from Gemino Healthcare Finance, LLC to certain subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.209	Second Amendment to Credit Agreement, dated September 20, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.210	Temporary Extension Agreement, dated August 29, 2012, by and between APH & R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.31 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.211	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 3, 2012

10.212	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 3, 2012

10.213	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 3, 2012

10.214	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 3, 2012

10.215	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 3, 2012

10.216	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed May 3, 2012

10.217	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed May 3, 2012

10.218	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed May 3, 2012

10.219	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Incorporated by reference from Exhibit 10.13 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing
10.220	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.221	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.222	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.223	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.17 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.224	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.225	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Incorporated by reference from Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.226	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.227	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.228	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.229	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference from Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.230	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference from Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing
10.231	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Incorporated by reference from Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.232	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.233	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.234	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.235	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.236	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.237	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference from Exhibit 10.31 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.238	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference from Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.239	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.		Description	Method of Filing
10.240	*	Employment Agreement, dated August 7, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference from Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.241		Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference from Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.242		Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Incorporated by reference from Exhibit 10.47 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.243	*	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Melissa L. Green	Incorporated by reference from Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.244		First Modification of Note and First Modification of Mortgage and Security Agreement, dated November 30, 2012, between Metro City Bank and APH&R Property Holdings, LLC	Filed herewith

10.245		Sublease Agreement, dated December 1, 2012, between ADK Georgia, LLC and Jeff Co. Nursing, LLC	Filed herewith

10.246		Sublease Termination Agreement, dated November 30, 2012, by and between ADK Georgia, LLC and ADK Jeffersonville Operator, LLC	Filed herewith

10.247		Management Fee Subordination Agreement, dated December 20, 2013, between AdCare Oklahoma Management, LLC, Gemino Healthcare Finance, LLC, Living Center, LLC, Kenmetal, LLC, Senior NH, LLC, Ban NH, LLC and Oak Lake, LLC	Filed herewith

10.248		Third Amendment to Credit Agreement, dated December 21, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Filed herewith

10.249		Management Agreement, dated December 28, 2012, between New Lincoln Ltd. And Chancellor Senior Management, Ltd.	Filed herewith

Exhibit No.	Description	Method of Filing
10.250	Management Agreement, dated December 28, 2012, between Community's Hearth at Vandalia and Chancellor Senior Management, Ltd.	Filed herewith

10.251	Mortgage of Real Estate, Security Agreement and Financing Statement, dated as of December 31, 2012, by Sumter Valley Property Holdings, LLC in favor of Metro City Bank	Filed herewith

10.252	Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Filed herewith

10.253	Promissory Note, dated December 31, 2012, issued by Sumter Valley Property Holdings, LLC in favor of 1761 Pinewood Holdings, LLC in the amount of $250,000	Filed herewith

10.254	Guaranty Agreement, dated December 31, 2012 made by AdCare Health Systems, Inc. for the benefit of 1761 Pinewood Holdings, LLC	Filed herewith

10.255	Mortgage and Security Agreement, dated December 31, 2012, between Georgetown HC&R Property Holdings and Winyah Nursing Home, LLC	Filed herewith

10.256	Secured Subordinated Promissory Note, dated December 31, 2012, issued by Georgetown HC&R Property Holdings, LLC in favor of Winyah Nursing Home, LLC in the amount of $1,850,000	Filed herewith

10.257	Guaranty Agreement, dated December 31, 2012, by AdCare Health Systems, Inc. to and for the benefit of Winyah Nusing Home, LLC	Filed herewith

10.258	Guaranty, dated December 31, 2012, by Sumter N&R, LLC for the benefit of Metro City Bank	Filed herewith

10.259	Guaranty, dated December 31, 2012, by Georgetown HC&R Nursing, LLC for the benefit of Metro City Bank	Filed herewith

10.260	Guaranty, dated December 31, 2012, by AdCare Health Systems, Inc. to and for the benefit of Metro City Bank	Filed herewith

Exhibit No.	Description	Method of Filing
10.261	Security Agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC and Metro City Bank	Filed herewith

10.262	Loan Agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC, Sumter N&R, LLC, Georgetown HC&R Nursing, LLC and Metro City Bank	Filed herewith

10.263	Secured Loan Agreement, dated December 28, 2012, by and among Keybank National Association and the subsidiaries of AdCare Health Systems, Inc. named therein	Filed herewith

10.264	Promissory Note, dated December 28, 2012, issued by subsidiaries of AdCare Health Systems, Inc. in favor of Keybank National Association in the amount of $16,500,000	Filed herewith

10.265	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Northridge HC&R Property Holdings, LLC to Keybank National Association	Filed herewith

10.266	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Woodland Hills HC Property Holdings, LLC to Keybank National Association	Filed herewith

10.267	Absolute Assignment of Leases and Rents, dated December 28, 2012, by APH&R Property Holdings, LLC to Keybank National Association	Filed herewith

10.268	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by APH&R Property Holdings, LLC to and for the benefit of Keybank National Association	Filed herewith

10.269	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Northridge HC&R Property Holdings, LLC to and for the benefit of Keybank National Association	Filed herewith

Exhibit No.		Description	Method of Filing
10.270		Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Woodland Hills HC Property Holdings, LLC to and for the benefit of Keybank National Association	Filed herewith

10.271		Payment Guaranty, made as of December 28, 2012, by AdCare Operations, LLC to and for the benefit of Keybank National Association	Filed herewith

10.272		Payment Guaranty, made as of December 28, 2012, by AdCare Property Holdings, LLC to and for the benefit of Keybank National Association	Filed herewith

10.273	*	Payment Guaranty, made as of December 28, 2012, by AdCare Health Systems, Inc. to and for the benefit of Keybank National Association	Filed herewith

10.274		Pledge and Security Agreement, dated December 28, 2012, between AdCare Property Holdings, LLC and Keybank National Association	Filed herewith

10.275		Pledge and Security Agreement, dated December 28, 2012, between AdCare Operations, LLC and Keybank National Association	Filed herewith

10.276		Security Agreement, dated December 28, 2012, made by Woodland Hills HC Nursing, LLC, APH&R Nursing, LLC and Northridge HC&R Nursing, LLC in favor of Keybank National Association	Filed herewith

10.277		Security Agreement, dated December 28, 2012, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and APH&R Property Holdings, LLC in favor of Keybank National Association	Filed herewith

10.278		Second Modification Agreement, dated December 28, 2012, between The PrivateBank and Trust Company and the subsidiaries of AdCare Health Systems, Inc. named therein	Filed herewith

10.279		Consulting Agreement, dated December 31, 2012, between Christopher Brogdon and AdCare Health Systems, Inc.	Filed herewith

Exhibit No.	Description	Method of Filing
10.280	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Filed herewith

10.281	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Filed herewith

10.282	Assignment of Rents, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Filed herewith

10.283	Mortgage, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commerical Bank	Filed herewith

10.284	Promissory Note, dated December 31, 2012, issued by Northwest Property Holdings, LLC in favor of First Commercial Bank in the amount of $1,501,500	Filed herewith

10.285	Commercial Security Agreement, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Filed herewith

10.286	Commercial Security Agreement, dated December 31, 2012, made and executed between NW 61st Nursing, LLC and First Commercial Bank	Filed herewith

10.287	Commercial Guaranty, dated December 31, 2012, between AdCare Health Systems, Inc. and First Commercial Bank	Filed herewith

10.288	Commercial Guaranty, dated December 31, 2012, between Northwest Property Holdings, LLC and First Commercial Bank	Filed herewith

10.289	Memorandum of Agreement, dated January 25, 2013, between The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Filed herewith

10.290	Secured Promissory Note, dated December 28, 2012, issued by CHP Acquisition Company, LLC, in favor of AdCare Health Systems, Inc., in the amount of $3,600,000	Filed herewith

Exhibit No.		Description	Method of Filing
10.291		Pledge and Security Agreement, dated December 28, 2012, by and between CHP Acquisition Company, LLC and AdCare Health Systems, Inc.	Filed herewith

10.292		Promissory Note, dated December 31, 2012, issued by Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC in favor of Metro City Bank, in the amount of $6,950,000	Filed herewith

10.293		Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Filed herewith

10.294		Management Agreement, dated June 22, 2010, by and between Riverchase Village ADK, LLC and AdCare Management Company, Inc.	Filed herewith

10.295		Management Agreement, dated September 19, 2011, by and among AdCare Oklahoma Management, LLC and the entities listed therein	Filed herewith

10.296	*	Employment Agreement, dated July 3, 2013, by and between AdCare Health Systems, Inc. and Ronald W. Fleming	Filed herewith

10.297	*	Confidential Separation Agreement and Release, dated July 1, 2011, by and between AdCare Health Systems, Inc. and Gary L. Wade	Filed herewith

14.1		Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended April 30, 2007

16.1		Letter from Battelle and Battelle LLP, dated November 21, 2012	Incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed November 21, 2012

21.1		Subsidiaries of the Registrant	Filed herewith

23.1		Consent of Battelle & Battelle LLP	Filed herewith

23.2		Consent of KPMG LLP	Filed herewith

31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1		Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

Exhibit No.	Description	Method of Filing
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*
Identifies a management contract or compensatory plan or arrangement.