Form 10-Q
period 2013-03-31
ADCARE HEALTH SYSTEMS, INC
filed 2013-07-26
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of July 22, 2013:  14,788,288 shares of common stock with no par value were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives. In addition, certain statements included in this and the Company’s future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on the Company’s current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future.  The Company’s actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including the Company’s critical accounting policies and risks and uncertainties related to, but not limited to, overall industry environment, regulatory delays, negative clinical results, and the Company’s financial condition.  These and other risks and uncertainties are described in more detail in the Company’s most recent Annual Report on Form 10-K, as well as other reports that the Company files with the SEC.

Forward-looking statements speak only as of the date they are made and should not be relied upon as representing the Company’s views as of any subsequent date.  The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by applicable laws, and you are urged to review and consider disclosures that the Company makes in this and other reports that the Company files with the SEC that discuss factors germane to the Company’s business.

Part I.  Financial Information

Item 1.   Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,870	$15,937
Restricted cash and investments	1,594	1,742
Accounts receivable, net of allowance of $4,668 and $3,729	27,976	26,037
Prepaid expenses and other	2,547	489
Assets of disposal group held for sale	3,595	6,159
Total current assets	45,582	50,364

Restricted cash and investments	7,189	7,215
Property and equipment, net	150,826	151,064
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	6,595	6,844
Goodwill	5,023	5,023
Escrow deposits for acquisitions	400	—
Lease deposits	1,694	1,720
Deferred loan costs, net	5,751	6,137
Other assets	3,633	3,611
Total assets	$229,164	$234,449

LIABILITIES AND EQUITY

Current liabilities:
Current portion of notes payable and other debt	$14,318	$6,941
Revolving credit facilities and lines of credit	1,525	1,498
Current portion of convertible debt, net of discount	15,620	10,948
Accounts payable	17,268	19,503
Accrued expenses	15,602	13,730
Liabilities of disposal group held for sale	3,644	3,662
Total current liabilities	67,977	56,282

Notes payable and other debt, net of current portion:
Senior debt	104,645	112,160
Bonds, net of discounts	16,067	16,088
Revolving credit facilities	8,166	7,706
Convertible debt	7,500	12,009
Other debt	237	864
Derivative liability	1,481	3,630
Other liabilities	1,481	1,394
Deferred tax liability	104	104
Total liabilities	207,658	210,237

Commitments and contingency (Note 16)

Preferred stock, no par value; 1,000 shares authorized; 450 shares issued and outstanding	9,159	9,159

Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 14,701 and 14,659 issued and outstanding	41,994	41,644
Accumulated deficit	(28,617)	(25,753)
Total stockholders’ equity	13,377	15,891
Noncontrolling interest in subsidiaries	(1,030)	(838)
Total equity	12,347	15,053
Total liabilities and equity	$229,164	$234,449

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Patient care revenues	$57,132	$42,953
Management revenues	510	524
Total revenues	57,642	43,477

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	49,066	36,280
General and administrative expenses	4,928	3,954
Audit committee investigation expense	1,134	—
Facility rent expense	1,892	1,914
Depreciation and amortization	1,829	1,569
Total expense	58,849	43,717

Loss from Operations	(1,207)	(240)

Other Income (Expense):
Interest expense, net	(3,436)	(2,500)
Acquisition costs, net of gains	(97)	(293)
Derivative gain	2,136	410
Loss on extinguishment of debt	(2)	—
Other expense	—	(14)
Total other expense, net	(1,399)	(2,397)

Loss from Continuing Operations Before Income Taxes	(2,606)	(2,637)
Income tax expense	(78)	(1)
Loss from Continuing Operations	(2,684)	(2,638)

(Loss) Income from Discontinued Operations, net of tax	(66)	226
Net Loss	(2,750)	(2,412)

Net Loss Attributable to Noncontrolling Interests	192	144
Net Loss Attributable to AdCare Health Systems, Inc.	(2,558)	(2,268)

Preferred stock dividend	(306)	—
Net Loss Attributable to AdCare Health Systems, Inc. Common Stockholders	$(2,864)	$(2,268)

Net (loss) income per Common Share attributable to AdCare Health Systems, Inc.
Common Stockholders -
Basic:
Continuing Operations	$(0.19)	$(0.20)
Discontinued Operations	(0.01)	0.01
	$(0.20)	$(0.19)

Net (loss) income per Common Share attributable to AdCare Health Systems, Inc.
Common Stockholders -
Diluted:
Continuing Operations	$(0.19)	$(0.20)
Discontinued Operations	(0.01)	0.01
	$(0.20)	$(0.19)

Weighted Average Common Shares Outstanding:
Basic	14,683	12,225
Diluted	14,683	12,225

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

		Common
		Stock and
	Common	Additional
	Stock	Paid-in	Accumulated	Noncontrolling
	Shares	Capital	Deficit	Interests	Total
Balances, December 31, 2012	14,659	$41,644	$(25,753)	$(838)	$15,053

Stock-based compensation expense	—	260	—	—	260

Exercises of options and warrants	29	30	—	—	30

Issuance of stock for converted debt	13	60	—	—	60

Preferred stock dividend	—	—	(306)	—	(306)

Net loss	—	—	(2,558)	(192)	(2,750)
Balances, March 31, 2013	14,701	$41,994	$(28,617)	$(1,030)	$12,347

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,750)	$(2,412)
Loss (Income) from discontinued operations, net of tax	66	(226)
Loss from continuing operations	(2,684)	(2,638)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,829	1,569
Stock-based compensation expense	260	190
Lease expense in excess of cash	87	157
Amortization of deferred financing costs	525	334
Amortization of debt discounts	193	213
Derivative gain	(2,136)	(410)
Loss on debt extinguishment	2	—
Deferred tax expense	—	9
Gain on disposal of assets	—	(2)
Provision for bad debts	1,387	890
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(4,159)	(2,930)
Prepaid expenses and other	(2,000)	(75)
Other assets	4	(111)
Accounts payable and accrued expenses	534	3,719
Net cash (used in) provided by operating activities - continuing operations	(6,158)	915
Net cash provided by operating activities - discontinued operations	45	590
Net cash (used in) provided by operating activities	(6,113)	1,505

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	3
Change in restricted cash and investments and escrow deposits for acquisitions	(336)	435
Acquisitions	—	(7,919)
Purchase of property and equipment	(1,342)	(414)
Net cash used in investing activities - continuing operations	(1,678)	(7,895)
Net cash provided by investing activities - discontinued operations	2,443	79
Net cash provided by (used in) investing activities	765	(7,816)

Cash flows from financing activities:
Proceeds from debt	2,372	8,300
Repayment on notes payable	(1,282)	(1,184)
Change in lines of credit	487	(556)
Debt issuance costs	(142)	(183)
Exercise of warrants and options	30	23
Proceeds from stock issuances, net	—	3,641
Dividends paid on preferred stock	(306)	—
Net cash flows provided by financing activities - continuing operations	1,159	10,041
Net cash flows (used in) provided by financing activities - discontinued operations	(1,878)	86
Net cash flows (used in) provided by provided by financing activities	(719)	10,127
Net Change in Cash	(6,067)	3,816
Cash, Beginning	15,937	7,364
Cash decrease due to deconsolidation of variable interest entities	—	(180)
Cash, Ending	$9,870	$11,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,696	$2,554
Income taxes	$—	$—
Conversions of debt to equity	$49	$—
Acquisitions in exchange for debt and equity instruments	$—	$5,000
Warrants issued for financing costs	$—	$276

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

NOTE 1.         DESCRIPTION OF BUSINESS

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), owns and operates skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of March 31, 2013, operates 49 facilities comprised of 45 skilled nursing facilities, three assisted living facilities and one independent living/senior housing facility totaling approximately 4,900 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of March 31, 2013, of the total 49 facilities, the Company owned and operated 26 facilities, leased and operated 11 facilities, and managed 12 facilities (including one consolidated variable interest entity). As part of the Company’s strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business; therefore, this business is reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012, the Company entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility had an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and one in May, 2013.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs’”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2013 and 2012, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on July 8, 2013.

The Company operates in one business segment.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries.  Controlled subsidiaries include AdCare’s majority owned subsidiaries and variable interest entity (“VIE”) in which AdCare has control as primary beneficiary.  All inter-company accounts and transactions were eliminated in the consolidation.

NOTE 2.         SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for a description of all significant accounting policies.

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations.  These reclassifications did not affect total assets, total liabilities, or stockholders’ equity.  These reclassifications included separating bonds, net of discounts, within Notes payable and other debt within the total liabilities to define the Company’s debt instruments in further detail for March 31, 2013 and December 31, 2012.  Reclassifications were made to March 31, 2012 Statement of Operations to reflect the same facilities in discontinued operations for both periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Patient Care Receivables and Revenues

Patient care accounts receivable and revenues for the Company are recorded in the month in which the services are provided.

The Company provides services to certain patients under contractual arrangements with third-party payors, primarily under federal Medicare and state Medicaid programs. Amounts paid under these contractual arrangements are subject to review and final determination by the appropriate government authority or its agent. In the opinion of management, adequate provision was made in the consolidated financial statements for any adjustments resulting from the respective government authorities’ review.

For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.

Potentially uncollectible patient accounts are provided for on the allowance method based upon management’s evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against the allowance. As of March 31, 2013 and December 31, 2012, management recorded an allowance for uncollectible accounts of $4.7 million and $3.7 million, respectively.

Management Fee Receivables and Revenues

Management fee receivables and revenue are recorded in the month that services are provided. As of March 31, 2013 and 2012, there was no allowance for uncollectible management fee receivables.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities

Level 2 — Other observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3 — Significant unobservable inputs

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. For the three months ended March 31, 2013 and through the date of this report, all ASUs issued, effective and not yet effective, were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

NOTE 3.         EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants and convertible promissory notes using the treasury stock method.  For all periods presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, warrants and convertible promissory notes would be anti-dilutive.

	Three Months Ended March 31,
	2013			2012
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(2,684)			$(2,638)
Net loss attributable to noncontrolling interests	192			144
Basic loss from continuing operations	$(2,492)	14,683	$(0.17)	$(2,494)	12,225	$(0.20)
Preferred stock dividend	(306)	14,683	$(0.02)	—	—	$—
Effect of dilutive securities: Stock options, warrants outstanding and convertible debt (a)
Diluted loss from continuing operations	$(2,798)	14,683	$(0.19)	$(2,494)	12,225	$(0.20)

Discontinued Operations:
Basic (loss) income from discontinued operations	(66)	14,683	$(0.01)	226	12,225	$0.01
Diluted (loss) income from discontinued operations	(66)	14,683	$(0.01)	226	12,225	$0.01

Net Loss Attributable to AdCare:
Basic loss	(2,864)	14,683	$(0.20)	(2,268)	12,225	$(0.19)
Diluted loss	(2,864)	14,683	$(0.20)	(2,268)	12,225	$(0.19)

(a)    Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

(Amounts in 000’s)	March 31, 2013	December 31, 2012
Outstanding Stock Options	1,402	1,351
Outstanding Warrants - employee	1,806	1,806
Outstanding Warrants - nonemployee	1,904	1,961
Convertible Debt shares issuable(a)	7,124	7,140
Total anti-dilutive securities	12,236	12,258

(a) The number of shares issuable upon conversion of convertible promissory notes is 120% of the aggregate principal amount of the convertible promissory notes divided by the current conversion price, which is the number required to be reserved for issuance by the Company under the applicable registration rights agreement.

NOTE 4.          LIQUIDITY AND PROFITABILITY

For the three months ended and as of March 31, 2013, we had a net loss of $2.8 million and negative working capital of $22.4 million. At March 31, 2013, we had $9.9 million in cash and cash equivalents and $171.7 million in indebtedness, including current maturities and discontinued operations, of which $35.1 million is current debt (including the Company’s outstanding convertible promissory notes with a principal amount in the aggregate of $11.6 million and $4.5 million which mature in October 2013 and March 2014, respectively, and approximately $3.7 million of mortgage notes included in liabilities of disposal group that were assumed by the buyer in May 2013). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding outstanding subordinated convertible promissory notes and approximately $7.0 million of bullet maturities due February 2014 that the Company believes will be refinanced on a longer term basis but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $17.7 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $4.2 million for the 12 months ending March 31, 2014.  In recent periods, we have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although, we anticipate the conversion to common stock of the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $11.6 million and $4.5 million that mature in October 2013 and March 2014, respectively, we believe that our anticipated cash flow and committed funding sources would allow us to pay these notes in cash. These promissory notes are convertible at the option of the holder into shares of common stock of the Company at $3.73 per share and $4.80 per share, respectively. The closing price of the common stock exceeded $4.00 per share from January 1, 2013 through July 23, 2013, except for the last three trading days in March 2013. As discussed further below, if we were required to pay these subordinated convertible promissory notes in cash and were unable to refinance the $7.0 million of bullet maturities due February 2014, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

The Company expanded its existing credit facility with Gemino Healthcare Finance, LLC (“Gemino”): (i) in May 2013, to refinance and include one of the facilities the Company acquired in December 2012; and (ii) in June 2013, to refinance and include two additional facilities the Company also acquired in December 2012. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2013.

Based on existing cash balances, anticipated cash flows for the 12 months ending March 31, 2014, the anticipated refinancing of the $7.0 million of bullet maturities due February 2014, and new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $73.3 million of debt payments and maturities due between 2015 and 2017, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including the $7.0 million of bullet maturities due February 2014), raise capital through the issuance of securities, or the subordinated convertible promissory notes due October 2013 and March 2014 are not converted into common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

NOTE 5.          RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

(Amounts in 000’s)	March 31, 2013	December 31, 2012
HUD escrow deposits	$235	$279
Principal and interest escrow	—	106
Collateral certificates of deposit	1,359	1,357
Total current portion	1,594	1,742

HUD reserve replacement	320	372
Reserves for capital improvements	1,598	1,602
Restricted investments for other debt obligations	5,271	5,241
Total noncurrent portion	7,189	7,215

Total restricted cash and investments	$8,783	$8,957

NOTE 6.          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2013	December 31, 2012
Buildings and improvements	5-40	$138,226	$137,842
Equipment	2-10	10,825	10,448
Land	—	8,469	8,469
Computer related	2-10	2,946	2,670
Construction in process	—	815	510
		161,281	159,939
Less: Accumulated depreciation and amortization expense		10,455	8,875
Property and equipment, net		$150,826	$151,064

For the three months ended March 31, 2013 and 2012, depreciation and amortization expense was approximately $1.8 million and $1.6 million, respectively.

During the quarter ended March 31, 2012, the Company recognized a $0.4 million impairment charge to write down the carrying value of an office building located in Rogers, Arkansas.  The office building was acquired in 2011.  The purchase price allocation for that acquisition was deemed to be final as of December 31, 2011.  Subsequent to December 31, 2011, it was determined that the acquired office building would not be utilized and the building was not in use as of March 31, 2012.  The impairment charge represents a change in fair value from value recognized in the purchase price allocation.  The impairment charge is classified as depreciation expense in the consolidated statement of operations.

NOTE 7.          INTANGIBLE ASSETS AND GOODWILL

There have been no impairment adjustments to intangible assets and goodwill during the three months ended March 31, 2013.

Intangible assets consist of the following:

	Bed Licenses
	(included in
	property and	Bed Licenses -	Lease
(Amounts in 000’s)	equipment	Separable	Rights	Total
Balances, December 31, 2012:
Gross	$38,478	$2,471	$9,545	$50,494
Accumulated amortization	(1,438)	—	(2,701)	(4,139)
Net carrying amount	$37,040	$2,471	$6,844	$46,355

Acquisitions	—	—	—	—
Disposals	—	—	—	—
Amortization expense	(290)	—	(249)	(539)

Balances, March 31, 2013:
Gross	38,478	2,471	9,545	50,494
Accumulated amortization	(1,728)	—	(2,950)	(4,678)
Net carrying amount	$36,750	$2,471	$6,595	$45,816

Amortization expense for bed licenses included in property and equipment was approximately $0.3 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.  Amortization expense for lease rights was approximately $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Expected amortization expense for all definite lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2013 (a)	$962	$748
2014	1,283	938
2015	1,283	813
2016	1,283	813
2017	1,283	813
Thereafter	30,656	2,470
Total expected amortization expense	$36,750	$6,595

(a)         Estimated amortization expense for the year ending December 31, 2013 includes only amortization to be recorded after March 31, 2013.

The following table summarizes the carrying amount of goodwill at March 31, 2013 as compared with December 31, 2012:

(Amounts in 000’s)
Balances, December 31, 2012:
Gross	$5,023
Accumulated impairment losses	—
Total	$5,023

Goodwill acquired in acquisitions	—
Disposed in sale of business, net	—
Impairment losses	—

Balances, March 31, 2013:
Gross	$5,023
Accumulated impairment losses	—
Total	$5,023

The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.

NOTE 8.          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2013	December 31, 2012
Accrued payroll related	$5,194	$5,626
Accrued employee benefits	4,617	3,790
Real estate and other taxes	1,579	1,245
Other accrued expenses	4,212	3,069
Total accrued expenses	$15,602	$13,730

NOTE 9.          NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

(Amounts in 000’s)	March 31, 2013	December 31, 2012
Senior debt - guaranteed by HUD (a)	$7,793	$9,699
Senior debt - guaranteed by USDA	28,218	28,370
Senior debt - guaranteed by SBA	6,130	6,189
Senior debt - bonds, net of discount	16,246	16,265
Senior debt - other mortgage indebtedness	74,988	75,188
Revolving credit facilities and lines of credit	9,691	9,204
Convertible debt issued in 2010, net of discount	11,111	10,948
Convertible debt issued in 2011	4,509	4,509
Convertible debt issued in 2012	7,500	7,500
Other debt	5,536	4,004
Total	$171,722	$171,876
Less: current portion	31,463	19,387
Less: portion included in liabilities of disposal group held for sale	3,644	3,662
Notes payable and other debt, net of current portion	$136,615	$148,827

(a)         The senior debt - guaranteed by HUD includes $3.6 million related to the Vandalia HUD mortgage note classified as liabilities of disposal group held for sale at March 31, 2013, that was assumed by the buyer of the Hearth & Home of Vandalia assisted living facility that the Company sold in a transaction that closed in May 2013 (See Note 18 - Subsequent Events).

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of March 31, 2013 for each of the next five years and thereafter.

(Amounts in 000’s)
2014	$35,505
2015	24,962
2016	14,403
2017	41,390
2018	3,733
Thereafter	52,306
Subtotal	172,299
Less: unamortized discounts ($489 classifed as current)	(913)
Plus: unamortized premiums ($91 classified as current)	336
Total notes and other debt	$171,722

Debt Covenant Compliance

As of March 31, 2013, the Company (including its consolidated variable interest entity) has over twenty different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of March 31, 2013, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.

Senior Debt—Guaranteed by HUD

Sale of Ohio ALFs

On February 28, 2013, the Company completed the sale of one additional assisted living facility and used the proceeds to repay the principal balance of its loan which was insured by the U.S. Department of Housing and Urban Development (“HUD”), with respect to the facility in the amount of $1.9 million.

Hearth and Home of Vandalia

In connection with the Company’s January 2012 refinancing of the assisted living facility known as Hearth and Home of Vandalia (“Vandalia”), owned by a wholly owned subsidiary of AdCare, the Company obtained a note, insured by HUD, with a financial institution for a total amount of $3.7 million that matures in 2041. The HUD note requires monthly principal and interest payments with a fixed interest rate of 3.74%. The Company incurred deferred financing costs on the note of approximately $0.2 million, which are being amortized to interest expense over the life of the note. The HUD note has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022. This note was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company’s assisted living facilities located in Ohio (see Note 18 -  Subsequent Events).

Revolving Credit Facilities and Lines of Credit

PrivateBank Credit Facility

On January 25, 2013, the Company entered into a Memorandum of Agreement with PrivateBank. Pursuant to the memorandum, three of the Company’s subsidiaries and their collateral, which comprise the three skilled nursing facilities located in Arkansas known as the Aviv facilities, were released from liability under that certain Loan and Security Agreement, dated October 26, 2012 and as so amended, between PrivateBank and the Company. In exchange for the release from liability under the loan agreement, the Company made a payment in the amount of $0.7 million on December 28, 2012. The memorandum did not change the maximum amount that may be borrowed under the loan agreement by the Company, which remains $10.6 million.

As of March 31, 2013, $8.2 million was outstanding of the maximum borrowing amount of $10.6 million under the loan agreement under the PrivateBank Credit Facility.  There were $1.3 million of outstanding letters of credit that are pledged as collateral of  borrowing capacity on this revolver.

Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010

In February 2013, there was a conversion of a $0.02 million convertible promissory note, which was part of the October 26, 2010 offering, at a price of $3.73 per share and resulted in the issuance of 6,635 shares of common stock.  In March 2013, another conversion of a $0.02 million convertible promissory note, which was also a part of the October 26, 2010 offering, at a price of $3.73 per share, resulted in the issuance of 6,635 shares of common stock.

Other Debt

During the three months ended March 31, 2013, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for the insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2013 and matures on December 31, 2013.  The total amount financed was approximately $2.4 million requiring monthly payments of $0.2 million with interest ranging from 2.87% to 4.79%.  The outstanding amount was approximately $1.9 million at March 31, 2013.

NOTE 10.                       ACQUISITIONS

On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee.  The Company deposited $0.4 million of earnest money escrow deposits in February 2013.  On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013.  (See Note 18 — Subsequent Events for discussion of recent events).

During the three months ended March 31, 2013, the Company has incurred a total of approximately $0.1 million of acquisition costs and has recorded the cost in “Other Income (Expense)” section of the consolidated statements of  operations.

During the three months ended March 31, 2012, the Company acquired two facilities.

Unaudited Pro forma Financial Information

The above acquisitions have been included in the consolidated financial statements since the dates of the acquisition. The following table represents pro forma results of consolidated operations as if all of the 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

Three Months Ended March 31,
(Amounts in 000s)	2012
Pro forma revenue	$55,841
Pro forma operating expenses	$55,491
Pro forma (loss) income from operations	$350

The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

NOTE 11.                       DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility are reported as discontinued operations in 2013 and 2012.

Total revenues from discontinued operations were $0.8 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively. Net loss from discontinued operations was $0.1 million and net income $0.2 million for the three months ended March 31, 2013 and 2012, respectively. Interest expense included in discontinued operations was approximately $0.06 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

On February 28, 2013, the Company completed the sale of the facility known as Lincoln Lodge Retirement Residence and used the proceeds to pay the principal balance of the HUD mortgage note with respect to the facility of $1.9 million. The Company recognized a loss on the sale of $0.2 million and cash proceeds, net of costs and debt payoff, of $0.4 million.  The one remaining Ohio assisted living facility held for sale at March 31, 2013 is Vandalia. The Vandalia assets to be sold and the Vandalia HUD mortgage note to be assumed by the buyer are reflected as assets and liabilities of a disposal group held for sale at March 31, 2013 and December 31, 2012 (see Note 18 — Subsequent Events for discussion of recent events).

Assets and liabilities of the disposal groups held for sale at March 31, 2013 and December 31, 2012 are as follows:

(Amounts in 000’s)	March 31, 2013	December 31, 2012
Property and equipment, net	$2,800	$5,840
Other assets	795	319
Assets of disposal group held for sale	$3,595	$6,159

Current portion of debt	$3,644	$3,662
Liabilities of disposal group held for sale	$3,644	$3,662

NOTE 12.  PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

Preferred Stock

On November 7, 2012, the Company announced a “best efforts” public offering of 450,000 shares of its newly designated Series A Preferred Stock. The Series A Preferred Stock was offered at $23 per share. In November 2012, the Company issued 450,000 shares of Series A Preferred Stock at $23 per share, receiving proceeds of $9.2 million after deducting underwriting discounts and other offering-related expenses of $1.2 million. The liquidation preference per share is $25. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25.00 liquidation preference per share. The dividend rate may increase under certain circumstances.

Holders of the Series A Preferred Stock generally have limited voting rights under certain circumstances. The Company may not redeem the Series A Preferred Stock before December 1, 2017, however the Company is required to redeem the Series A Preferred Stock following a “Change of Control,” as defined. On and after December 1, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

The change-in-control provision requires the preferred stock to be classified as temporary equity because, although deemed a remote possibility, a purchaser could acquire a majority of the voting power of the outstanding common stock without company approval, thereby triggering redemption. FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, requires classification outside of permanent equity for redeemable instruments for which the redemption triggers are outside of the issuer’s control. The assessment of whether the redemption of an equity security could occur outside of the issuer’s control is required to be made without regard to the probability of the event or events that may result in the instrument becoming redeemable.

NOTE 13.  STOCK BASED COMPENSATION

Stock Incentive Plans

The Company has three share-based compensation plans: the AdCare Health Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”), the 2005 Stock Option Plan of AdCare Health Systems, Inc. (the “2005 Plan”) and the 2004 Stock Option Plan of AdCare Health Systems, Inc. (the “2004 Plan”) which provide for the granting of qualified incentive and non-qualified stock options to employees, directors, consultants and advisors. The 2011 Plan also permits the granting of restricted stock to employees, directors, consultants and advisors.  The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2011 Plan to make future grants. The number of options under the 2004 Plan and 2005 Plan outstanding at March 31, 2013 totaled 42,046.  The maximum number of shares of common stock which can be issued under the 2011 Plan is 2,100,000 at March 31, 2013.

The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate.  Expected volatilities are based on historical volatility of the Company’s common stock and other factors estimated over the expected term of the options.  The term of employee options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term.  The term for non-employee options is generally based upon the contractual term of the option.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.

The assumptions used in calculating the fair value of employee options granted during the three months ended March 31, 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Three Months Ended March 31, 2013
Expected volatility	46.20%
Expected life (in years)	6.5
Expected dividend yield	—
Risk-free interest rate	1.09%

The weighted-average grant date fair value for options granted during the three months ended March 31, 2013 was approximately $2.27.

Employee Common Stock Options

Activity with respect to employee stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2013	1,350,861	$4.57
Granted	125,000	$4.90
Exercised	—	$—
Unvested options forfeited or cancelled	(52,500)	$3.93
Vested options expired	(21,669)	$1.30
Outstanding at March 31, 2013	1,401,692	$4.67	6.7	$166
Vested at March 31, 2013	374,871	$4.29	4.9	$122

Total unrecognized compensation expense related to granted stock options at March 31, 2013, was approximately $1.3 million and is expected to be recognized over a weighted-average period of 2.2 years.

Employee Common Stock Warrants

Activity with respect to employee common stock warrants is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2013	1,806,024	$2.99
Granted	—	$—
Exercised	—	$—
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	—	$—
Outstanding at March 31, 2013	1,806,024	$2.99	5.4	$1,924
Vested at March 31, 2013	1,631,020	$2.85	5.0	$1,920

Total unrecognized compensation expense related to granted employee stock warrants at March 31, 2013, was approximately $0.2 million and is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock

In June 2012, the Company approved issuing, pursuant to the 2011 Plan, 270,000 shares of common stock with a three year restriction on transfer to its nine directors.  The restricted stock has all the rights of a shareholder from the date of grant, including, without limitation the right to receive dividends and the right to vote. The Company calculated the fair value of the restricted stock to be equal to the closing stock price of $3.20 on the date of grant.  The related compensation expense is being recognized over the three year restricted period.  The compensation expense for the three months ended March 31, 2013 was approximately $0.1 million with unrecognized compensation expense of approximately $0.7 million remaining at March 31, 2013.

On July 2, 2012, in connection with the issuance of the $7.5 million principal amount of 8% subordinated convertible notes,  the Company granted 50,000 shares of restricted common stock with a one year restriction on transferability to the placement agent as partial consideration for its service on the offering.  The Company calculated the fair value of the restricted stock to be equal to the closing stock price of $3.50 on the date of grant date.  The related compensation expense is included in deferred loan costs and is being amortized as interest expense over the term of the 8% subordinated convertible notes.  The expense for the three months ended March 31, 2013 was less than $0.02 million with unrecognized expense of approximately $0.1 million remaining at March 31, 2013.

The following summarizes the Company’s restricted stock activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested at January 1, 2013	283,500	$3.20
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2013	283,500	$3.20

Nonemployee Common Stock Warrants

The Company grants common stock warrants in connection with equity share purchases by investors as an additional incentive for providing long-term equity capital to the Company and as additional compensation to consultants and advisors.  The warrants are granted at negotiated prices in connection with the equity share purchases and at the market price of the common stock in other instances.  The warrants have been issued for terms between two and ten years.

Following is a summary of the warrant activity for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,961,457	$3.78
Granted	—	$—
Exercised	(28,825)	$1.05
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	(28,941)	$2.27
Outstanding at March 31, 2013	1,903,691	$3.84	1.5	$546
Vested at March 31, 2013	1,903,691	$3.84	1.5	$546

For the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2013	2012
Employee compensation:
Stock options	$154	$108
Employee warrants	32	57
Total option and warrants compensation	$186	$165
Board restricted stock	74	—
Total Employee Compensation Expense	$260	$165

Non-employee compensation:
Warrants	$—	$302
Less: Deferred financing and prepaid services	—	(277)
Amortization of prepaid services	4	—
Total Nonemployee Compensation Expense	$4	$25

NOTE 14.  VARIABLE INTEREST ENTITIES

As further described in Note 20 our Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company has certain variable interest entities that are required to be consolidated because AdCare has control as primary beneficiary. A “primary beneficiary” is the party in a VIE that has both of the following characteristics:  (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In June 2013, the Company amended the Option Agreement to purchase Riverchase Village facility to extend the option exercise period to June 22, 2014 (see Note 18 — Subsequent Events for discussion of recent events).  The following summarizes the assets and liabilities of the variable interest entity included in the consolidated balance sheets:

(Amounts in 000’s)	March 31, 2013	December 31, 2012
Cash	$40	$(38)
Accounts receivable	(15)	—
Restricted investments	364	343
Property and equipment, net	5,981	5,974
Other assets	420	391
Total assets	$6,790	$6,670

Accounts payable	$1,591	$1,316
Accrued expenses	107	67
Current portion of notes payable	87	92
Notes payable, net of current portion	6,035	6,033
Non-controlling interest	(1,030)	(838)
Total liabilities	$6,790	$6,670

NOTE 15.  FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

(Amounts in 000’s)	Level 1:	Level 2:	Level 3:	Total at March 31, 2013
Derivative liability - 2013	—	—	$1,481	$1,481
Derivative liability - 2012	—	—	$3,630	$3,630

Set forth below is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

(Amounts in 000’s)	Derivative Liability
Beginning balance	$3,630
Converted debt	(13)
Derivative gain	(2,136)
Ending balance	$1,481

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

NOTE 16.               COMMITMENTS AND CONTINGENCIES

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

A significant portion of the Company’s revenue is derived from Medicaid and Medicare, for which reimbursement rates are subject to regulatory changes and government funding restrictions. Any significant future change to reimbursement rates could have a material effect on the Company’s operations.

Operating Leases

The Company leases certain office space and 11 skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  For the three months ended March 31, 2013 and 2012, facility rent expense totaled $1.9 million and $1.9 million, respectively.

Eight of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years into 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of March 31, 2013.

Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. In recent periods, including as of March 31, 2013, the Company has not been in compliance with certain financial and administrative covenants of this lease agreement. The Company has obtained a waiver for each instance of such non-compliance.

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

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of March 31, 2013, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.

In 2012, the Company was named as a defendant in two related lawsuits asserting breach of contract claims arising out of consulting agreements executed in 2010 in connection with the Company’s becoming the operator of certain leased facilities that were previously operated by a third-party. The same transaction was already the subject of litigation commenced by the Company in 2011 against several entities which had previously operated the leased facilities. After becoming the operator of the leased facilities, the Company incurred certain losses for pre-closing activities for which the Company was entitled to indemnification. The Company sought to enforce its rights to indemnity by filing a lawsuit against the former operators of the leased facilities for breach of contract and related tort claims, and the Company proceeded to set off its losses against payment due under the consulting agreements referenced above. The defendants filed counterclaims against the Company. In the third quarter of 2012, a settlement was reached with respect to the three lawsuits that permitted the Company to eliminate a previously accrued liability in light of the lower than expected settlement amount of $1.0 million resulting in a non-cash settlement gain of $0.4 million recognized in the third quarter of 2012. During the third quarter of 2012, $0.3 million of the settlement was paid.  During the three months ended March 31, 2013, $0.1 million of the settlement was paid, leaving $0.2 million remaining balance to be paid during the remainder of 2013.

On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon, Vice Chairman of the Board of Directors, and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Facilities”) that are managed by an AdCare subsidiary. The Company believes that the complaint is without merit and intends to vigorously defend itself against the claims set forth therein.

The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.

Commitments

Special Termination Benefits

The Company incurred certain salary retirement and continuation costs of $1.5 million related to separation agreements with certain of the Company’s former officers. The benefits include wage continuation and fringe benefits which are to be paid out to these former employees over various future periods ranging from a 6-month period to a 24-month period. The remaining unpaid balance accrued as of March 31, 2013 is $0.1 million.

Commitment to Future Lease Payments

A leased skilled nursing facility has signed a security agreement associated with the lessor, Covington Realty, LLC, in conjunction with the lessor’s refinancing of the project through HUD. The commitment gives the lender the right to pursue the facility for unpaid lease payments to the lessor.

NOTE 17.                                       RELATED PARTY TRANSACTIONS

As of the date of this report, there have been no material changes to the disclosure with respect to related party transactions included in Item 13 to our Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 18.                                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Termination of Avalon Purchase and Sale Agreement

On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee. On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013. In connection with the termination of the Purchase and Sale Agreement, the Company is seeking the return of $0.4 million previously deposited earnest money escrow deposits. The Company incurred approximately $0.5 million in acquisition costs expensed in 2013.

Conversion of Convertible Notes to Common Stock

On April 23, 2013, the Company issued to holders of the Company’s subordinated convertible promissory notes dated October 31, 2010, shares of common stock upon conversion of $0.3 million of the principal amount of the convertible promissory notes. The conversion price was $3.73 per share for 67,024 shares.

On April 24, 2013, the Company issued to holders of the Company’s subordinated convertible promissory notes dated March 31, 2011, shares of common stock upon conversion of $0.05 million of the principal amount of the convertible promissory notes.  The conversion price was $4.79 for 10,438 shares.

Sale of Hearth & Home of Vandalia, Inc.

On May 6, 2013, Hearth & Home of Vandalia, Inc. (the “Vandalia Seller”), a wholly owned subsidiary of the Company, sold to H & H of Vandalia LLC (the “Vandalia Purchaser”), pursuant to that certain Agreement of Sale, dated October 11, 2012 and amended December 28, 2012 (as amended, the “Ohio Sale Agreement”), between the Company and certain of its subsidiaries, including the Vandalia Seller (together, the “Ohio ALF Sellers”), on the one hand, and CHP Acquisition Company, LLC (“CHP”) on the other hand, certain land, buildings, improvements, furniture, fixtures and equipment comprising the Vandalia facility located in Vandalia, Ohio. CHP had previously assigned its rights in the Ohio Sale Agreement with respect to the Vandalia facility to the Vandalia Purchaser.

The sale price for the Vandalia facility consisted of, among other items: (i) an assumption, by the Vandalia Purchaser, of a mortgage in an aggregate amount of $3.6 million (the “Vandalia Mortgage”) that secures the Vandalia facility; and (ii) a release of the Vandalia Seller from its obligations to Red Mortgage Capital, LLC (the “Vandalia Mortgagee”) and HUD with respect to the Vandalia Mortgage, pursuant to a release and assumption agreement entered into among the Vandalia Purchaser, the Vandalia Seller, HUD and the Vandalia Mortgagee. In connection with the sale of the Vandalia facility, the Vandalia Seller and Vandalia Purchaser also entered into an assignment and assumption agreement of trust funds and service contracts, containing customary terms and conditions.

Assignment of Purchase and Sale Agreement

On May 7, 2013, AdCare Property Holdings, LLC, a wholly owned subsidiary of the Company (“AdCare Holdings”), executed and delivered that certain Reinstatement, Sixth Amendment and Assignment of Purchase and Sale Agreement by and among AdCare Holdings, First Commercial Bank (“First Commercial”) and Brogdon Family, LLC (“Brogdon Family”), which amends the Purchase and Sale Agreement, dated May 5, 2011 pursuant to which AdCare Holdings or its assignee had the right to acquire certain land, buildings, improvements, furniture, fixtures, operating agreements and equipment comprising the following six skilled nursing facilities located in Oklahoma: (i) Harrah Nursing Center; (ii) McLoud Nursing Center; (iii) Meeker Nursing Center ((i) through (iii) collectively, the “Unsold Oklahoma Facilities”); (iv) Whispering Pines Nursing Center; (v) Northwest Nursing Center (the “Northwest Facility”); and (vi) Edwards Redeemer Nursing Center. The Company acquired the Northwest Facility from First Commercial for an aggregate purchase price of $3.0 million on December 28, 2012.

Pursuant to the amendment, Brogdon Family assumed all of AdCare Holdings’s obligations under the purchase agreement and AdCare Holdings assigned to Brogdon Family all of its right, title and interest in and to the purchase agreement, which includes the right to acquire the Unsold Oklahoma Facilities.  Brogdon Family is controlled by Christopher Brogdon, Vice Chairman of the Board of Directors and beneficial owner of greater than 10% of the outstanding common stock.

Northwest Credit Facility

On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) between Northwest and Gemino. The Northwest Credit Facility provides for a $1.0 million principal amount senior-secured revolving credit facility.

The Northwest Credit Facility matures on January 31, 2015. Interest on the Northwest Credit Facility accrues on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest shall also pay to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. In the event the Northwest Credit Facility is terminated prior to January 31, 2015, Northwest shall also be required to pay a fee to Gemino in an amount equal to 1.0% of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in, without limitation, the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. The Company has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.

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

On June 25, 2013, Northwest entered into a First Amendment to Credit Agreement between Northwest and Gemino which amended the Northwest Credit Facility. The amendment, among other things: (i) amends certain financial covenants regarding Northwest’s fixed charge coverage ratio and minimum EBITDA; and (ii) amends the Northwest Credit Facility to include the Gemino-Bonterra credit facility (discussed below) as an affiliated credit agreement in determining whether certain financial covenants are being met.

Gemino-Bonterra Amendment—May 2013

On May 30, 2013, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of the Company (“Bonterra”), entered into a Fourth Amendment to Credit Agreement with Gemino, which amended that certain Credit Agreement, dated April 27, 2011, between Bonterra and Gemino (as amended, the “Gemino-Bonterra credit facility”). The amendment, among other things: (i) extends the term of the Gemino-Bonterra credit facility from January 31, 2014 to January 31, 2015; (ii) amends certain financial covenants regarding Bonterra’s fixed charge coverage ratio and maximum loan turn days; and (iii) amends the Gemino-Bonterra credit facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met.

KeyBank Amendment—May 2013

On May 31, 2013, certain subsidiaries of the Company entered into a First Amendment to Secured Loan Agreement and Payment Guaranty (the “KeyBank Amendment”) with KeyBank National Association (“KeyBank”), which amended that certain Secured Loan Agreement, dated December 28, 2012, between the Company and KeyBank (“KeyBank Credit Facility”). Pursuant to the KeyBank Amendment, KeyBank waives any default or events of default that may exist relating to the Company’s: (i) failure to timely file with the SEC its Annual Report on Form 10-K for the year ended December 31, 2012; (ii) process of restating its previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012; and (iii) non-compliance with the continued listing standards of the NYSE MKT LLC, as well as certain other events. The KeyBank Amendment, among other things: (1) establishes a special account under the sole dominion and control of KeyBank pursuant to which certain subsidiaries of the Company shall deposit certain funds, on a monthly basis, to be held as collateral; (2) amends certain financial covenants regarding such subsidiaries implied debt service coverage and furnishing of certain financial information; and (3) amends certain financial covenants provided for in a guaranty made by the Company for the benefit of KeyBank relating to the KeyBank Credit Facility. In addition, as a condition precedent for KeyBank to enter into the KeyBank Amendment, the Company granted a first-priority security interest in the real property and improvements, leases and rents, revenues and accounts receivables relating to the 32 unit assisted-living facility located in Mountain View, Arkansas known as the Stone County Residential Care Center. The KeyBank Amendment also requires the Company to pledge to KeyBank, as additional collateral, that certain secured promissory note dated December 28, 2012, issued by CHP to the Company in the amount of $3.6 million (as amended, the “CHP Note”); provided, however, that the Company shall be entitled to any excess payments of principal or prepayments over $2.0 million made by CHP on the CHP Note.

In connection with entering into the KeyBank Amendment, certain affiliates and subsidiaries of the Company, as applicable, entered into environmental indemnities, pledge and security agreements, subordination of lease liens and subordination of management fee agreements, each containing customary terms and conditions.

Preferred Stock Dividends

On June 7, 2013, the Company declared a quarterly dividend out of capital surplus of $0.68 per share on the Series A Preferred Stock. The dividend payment is equivalent to an annualized 10.875% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2013. The dividend was paid on July 1, 2013 to holders of the Series A Preferred Stock of record on June 20, 2013.

CHP Note Release

On June 20, 2013, the Company released CHP in connection with CHP’s purchase of certain assets of the Company under the Ohio Sale Agreement pursuant to which CHP executed and delivered to the Company the CHP Note. CHP is prepaying the CHP Note for a discounted amount, which amount is equal to $3.2 million (the “Discounted Payment”). The Company acknowledges that the Discounted Payment shall be treated as a payment in full of the CHP Note and all obligations thereunder shall expire immediately upon the Company’s receipt of the Discounted Payment. The Company further acknowledges that such discount shall be treated as a reduction in the purchase price payable by CHP to the Company under the Ohio Sale Agreement and shall not be treated as forgiveness of debt.

Riverchase—Management Agreement Termination

On June 22, 2013, a wholly owned subsidiary of the Company and an entity owned and controlled by Mr. Christopher Brogdon, agreed to mutually terminate the five-year year management agreement, dated June 22, 2010. Pursuant to the management agreement, such subsidiary of the Company supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility.

Riverchase—Option Agreement Extension

On June 22, 2013, a wholly owned subsidiary of the Company and Mr. Brogdon amended that certain Option Agreement, dated June 22, 2010, pursuant to which the Company has the exclusive and irrevocable right to acquire from Mr. Brogdon all of the issued and outstanding membership interests in Riverchase Village ADK, LLC (“Riverchase”), which owns the Riverchase Village facility. The amendment extended the option provided for thereby from June 22, 2013 to June 22, 2014.

PrivateBank Amendment—June 2013

On June 27, 2013, certain wholly owned subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, dated as of June 26, 2013, which modified that certain Loan Agreement, dated March 30, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification, PrivateBank waives certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR of one of the subsidiaries that is the operator of the Company’s skilled nursing facility located in Little Rock, Arkansas.

Keybank Amendment—June 2013

On June 27, 2013, certain wholly owned subsidiaries of the Company entered into a Second Amendment to Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the KeyBank Credit Facility. Pursuant to the amendment: (i) KeyBank waives the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio and implied debt service coverage such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; and (ii) KeyBank and the Company agreed to amend certain financial covenants regarding the Company’s fixed charge ratio.

Gemino Amendment—June 2013

On June 28, 2013, certain wholly owned subsidiaries of the Company entered into a Joinder Agreement, Second Amendment and Supplement to Credit Agreement with Northwest and Gemino pursuant to which such subsidiaries became additional borrowers under the Northwest Credit Facility. Pursuant to the joinder, the borrowers granted a continuing security interest in, among other things, their accounts receivables, payment intangibles, chattel paper, general intangibles, collateral relating to any accounts or payment intangibles, commercial lockboxes and cash, as additional collateral under the Northwest Credit Facility; however, the joinder did not change the maximum amount that the borrowers may borrow under the credit facility, which remains at $1.0 million. In connection with the execution of the joinder, the borrowers issued an amended and restated revolving promissory note in favor of Gemino in the amount of $1.5 million.

Oceanside Sublease Agreement—June 2013

On June 30, 2013, ADK Georgia, LLC (“ADK Georgia”), a certain wholly owned subsidiary of the Company, entered into a Sublease Termination Agreement with  a certain wholly owned subsidiary of the Company pursuant to which such subsidiary agreed to terminate its sublease of the facility located at 7 Rosewood Avenue, Tybee Island, Georgia (“Rosewood”), in accordance with the terms of the sublease.

On June 30, 2013, ADK Georgia entered into a Sublease Agreement with Tybee NH, LLC pursuant to which it agreed to lease Rosewood.  The sublease requires total monthly rent payments of approximately $0.03 million subject to rent increases and other charges under the certain master lease agreement.  The sublease expires in August 2020.

Savannah Beach Sublease Agreement—June 2013

On June 30, 2013, ADK Georgia entered into a Sublease Termination Agreement with a certain wholly owned subsidiary of the Company, pursuant to which such subsidiary agreed to terminate its sublease of the facility located at 26 Van Horne Street, Tybee Island, Georgia (“Van Horne”) in accordance with the terms of the Agreement.

On June 30, 2013, ADK Georgia entered into a Sublease Agreement with Tybee NH, LLC pursuant to which it agreed to lease Van Horne.  The sublease requires total monthly rent payments of approximately $0.02 million subject to rent increases and other charges under certain master lease agreement.  The sublease expires in August 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), owns and operates skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of March 31, 2013, operates 49 facilities comprised of 45 skilled nursing facilities, three assisted living facilities and one independent living/senior housing facility totaling approximately 4,900 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of March 31, 2013, of the total 49 facilities, the Company owned and operated 26 facilities, leased and operated 11 facilities, and managed 12 facilities (including one consolidated variable interest entity). As part of the Company’s strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business; therefore, this business is reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012, the Company entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility have an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and one in May, 2013.

The Company owns and manages skilled nursing facilities (“SNF”) and assisted living facilities.  The Company delivers skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  During the first quarter of 2013, the Company discontinued management services on one facility, bringing our Company’s total bed count to 4,916 at March 31, 2013.  The following tables provide summary information regarding our recent acquisitions and facility composition.

	March 31, 2013	March 31 2012
Cumulative number of facilities	49	42
Cumulative number of operational beds	4,916	4,207

		Number of Facilities at March 31, 2013
State	Number of Operational Beds/Units	Owned	Leased	VIE	Managed For Third Parties	Total
Alabama	408	2	—	1	—	3
Arkansas	1,041	10	—	—	—	10
Georgia	1,514	4	9	—	—	13
Missouri	80	—	1	—	—	1
North Carolina	106	1	—	—	—	1
Ohio	705	4	1	—	3	8
Oklahoma	882	3	—	—	8	11
South Carolina	180	2	—	—	—	2
Total	4,916	26	11	1	11	49

Facility Type
Skilled Nursing	4,617	24	11	—	10	45
Assisted Living	216	2	—	1	—	3
Independent Living	83	—	—	—	1	1
Total	4,916	26	11	1	11	49

Liquidity

For the three months ended and as of March 31, 2013, we had a net loss of $2.8 million and negative working capital of $22.4 million. At March 31, 2013, we had $9.9 million in cash and cash equivalents and $171.7 million in indebtedness, including current maturities and discontinued operations, of which $35.1 million is current debt (including the Company’s outstanding convertible promissory notes with a principal amount in the aggregate of $11.6 million and $4.5 million which mature in October 2013 and March 2014, respectively, and approximately $3.7 million of mortgage notes included in liabilities of disposal group that were assumed by the buyer in May 2013). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding outstanding subordinated convertible promissory notes and approximately $7.0 million of bullet maturities due February 2014 that the Company believes will be refinanced on a longer term basis but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $17.7 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $4.2 million for the 12 months ending March 31, 2014.  In recent periods, we have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although, we anticipate the conversion to common stock of the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $11.6 million and $4.5 million that mature in October 2013 and March 2014, respectively, we believe that our anticipated cash flow and committed funding sources would allow us to pay these notes in cash. These promissory notes are convertible at the option of the holder into shares of common stock of the Company at $3.73 per share and $4.80 per share, respectively. The closing price of the common stock exceeded $4.00 per share from January 1, 2013 through July 23, 2013, except for the last three trading days in March 2013. As discussed further below, if we were required to pay these subordinated convertible promissory notes in cash and were unable to refinance the $7.0 million of bullet maturities due February 2014, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

The Company expanded its existing credit facility with Gemino Healthcare Finance, LLC (“Gemino”): (i) in May 2013, to refinance and include one of the facilities the Company acquired in December 2012; and (ii) in June 2013, to refinance and include two additional facilities the Company also acquired in December 2012. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2013.

Based on existing cash balances, anticipated cash flows for the 12 months ending March 31, 2014, the anticipated refinancing of the $7.0 million of bullet maturities due February 2014, and new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $73.3 million of debt payments and maturities due between 2015 and 2017, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including the $7.0 million of bullet maturities due February 2014), raise capital through the issuance of securities, or the subordinated convertible promissory notes due October 2013 and March 2014 are not converted into common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

Acquisitions

The Company has embarked on a strategy to grow its business through acquisitions and leases of senior care facilities.

On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee.  The Company deposited $0.4 million of earnest money escrow deposits in February 2013.  On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013.  (See Note 18 — Subsequent Events for discussion of recent events).

During the three months ended March 31, 2013, the Company has incurred a total of approximately $0.1 million of acquisition costs and has recorded the cost in “Other Income (Expense)” section of the consolidated statements of operations.

Divestitures

As part of the Company’s strategy to focus on the growth of its skilled nursing business, the Company decided in the fourth quarter of 2011 to exit the home health business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility are reported as discontinued operations in 2013 and 2012.

On February 28, 2013, the Company completed the sale of the facility known as Lincoln Lodge Retirement Residence and used the proceeds to pay the principal balance of the HUD mortgage note with respect to the facility of $1.9 million. The Company recognized a loss on the sale of $0.2 million and cash proceeds, net of costs and debt payoff, of $0.4 million.  The one remaining Ohio assisted living facility held for sale at March 31, 2013 is Vandalia. The Vandalia assets to be sold and the Vandalia HUD mortgage note to be assumed by the buyer are reflected as assets and liabilities of a disposal group held for sale at March 31, 2013 and December 31, 2012 (see Note 18 — Subsequent Events for discussion of recent events).

The following table summarizes the activity of Discontinued Operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Amounts in 000’s)	2013	2012
Total revenues from discontinued operations	$649	$3,710
Net (loss) income from discontinued operations	$(66)	$226
Interest expense, net from discontinued operations	$59	$182
Income tax expense from discontinued operations	$—	$17
Loss on sale of assets from discontinued operations	$187	$—

Primary Performance Indicators

The Company owns and manages skilled nursing facilities and assisted living facilities, and delivers its services through wholly owned separate operating subsidiaries.

The Company focuses on two primary indicators in evaluating its financial performance. Those indicators are facility occupancy and patient mix. Facility occupancy is critical, since higher occupancy generally leads to higher revenues. In addition, concentrating on increasing the number of Medicare covered admissions (“the patient mix”) helps in increasing revenues. The Company includes commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in the Company’s Medicare utilization percentages and analysis. The Company also evaluates “Same Facilities” and “Recently Acquired Facilities” results. Same Facilities represent those owned and leased facilities the Company began to operate prior to January 1, 2012. Recently Acquired Facilities results represents those owned and leased facilities the Company began to operate subsequent to January 1, 2012.

Patient mix at the Company’s skilled nursing facilities for the three months ended March 31, 2013 and 2012 was as follows:

	Patient Mix (SNF only)
	Three Months Ended March 31,
	Same Facilities		Recently Acquired Facilities		All Facilities
	2013	2012	2013	2012	2013	2012
Medicare	16.0%	15.2%	15.2%	n/a	15.8%	15.2%
Medicaid	69.3%	72.3%	74.7%	n/a	70.6%	72.3%
Other	14.7%	12.5%	10.1%	n/a	13.6%	12.5%
Total	100.0%	100.0%	100.0%	n/a	100.0%	100.0%

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

On July 29, 2011, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS’s fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS’s fiscal year 2011 (which ended September 30, 2011). The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase, and reduced by a 1.0% multi-factor productivity adjustment required by the Patient Protection and Affordable Care Act of 2010 (“PPACA”). The final CMS rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changed the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.

The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012, extending the Medicare Part B outpatient therapy cap exceptions process through December 31, 2012. The statutory Medicare Part B outpatient therapy cap for occupational therapy (“OT”) was $1,880 for 2012, and the combined cap for physical therapy (“PT”) and speech-language pathology services (“SLP”) was also $1,880 for 2012. This is the annual per beneficiary therapy cap amount determined for each calendar year. Similar to the therapy cap, Congress established a threshold of $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services. All therapy services rendered above the $3,700 amount are subject to manual medical review and may be denied unless pre-approved by the provider’s Medicare Administrative Contractor. The law requires an exceptions process to the therapy cap that allows providers to receive payment from Medicare for medically necessary therapy services above the therapy cap amount. Beginning October 1, 2012, some therapy providers may submit requests for exceptions (pre-approval for up to 20 therapy treatment days for beneficiaries at or above the $3,700 threshold) to avoid denial of claims for services above the threshold amount. The $3,700 figure is the defined threshold that triggers the provision for an exception request. Prior to October 1, 2012, there was no provision for an exception request when the threshold was exceeded.

On July 27, 2012, CMS issued a final rule providing for, among other things, a net 1.8% increase in PPS payments to skilled nursing facilities for CMS’s fiscal year 2013 (which began on October 1, 2012) as compared to PPS payments to skilled nursing facilities in CMS’s fiscal year 2012 (which ended September 30, 2012). The 1.8% increase was on a net basis, reflecting the application of a 2.5% market basket increase, less a 0.7% multi-factor productivity adjustment mandated by PPACA. This increase is offset by the 2% sequestration reduction, discussed below, which became effective April 1, 2013.

On January 1, 2013 the American Taxpayer Relief Act of 2012 (the “ATRA”) extended the therapy cap exception process for one year. The ATRA also made additional changes to the Multiple Procedure Payment Reduction previously implemented in 2010. The existing discount to multiple therapy procedures performed in an outpatient environment during a single day was 25%. Effective April 1, 2013, ATRA increased the discount rate by an additional 25% to 50%. The ATRA additionally delayed the sequestration reductions of 2% to all Medicare payments until April 1, 2013.

On May 8, 2013, CMS issued a proposed rule providing for an increase of 1.4% in PPS payments to skilled nursing facilities for CMS’s fiscal year 2014 (which begins October 1, 2013) as compared to the PPS payments in CMS’s fiscal year 2013 (which ends September 30, 2013). The proposed 1.4% increase is on a net basis, after the application of a 2.3% market basket increase reduced by a 0.5% forecast error correction and further reduced by a 0.4% multifactor productivity adjustment required by PPACA.

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

Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the three months ended March 31, 2013 and 2012 were as follows:

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2013 QTD	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End (1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	73.2%	12.3%	$3,834	$395.20	$167.36
Arkansas	1,009	1,009	60.1%	18.0%	$12,480	$431.35	$173.62
Georgia	1,514	1,514	87.1%	15.6%	$25,151	$450.72	$157.11
Missouri	80	80	72.3%	15.6%	$993	$442.05	$133.93
North Carolina	106	106	82.1%	16.5%	$1,766	$455.00	$161.83
Ohio	293	293	85.5%	18.1%	$5,506	$451.47	$168.02
Oklahoma	318	318	67.6%	14.1%	$3,747	$449.17	$137.78
South Carolina	180	180	78.9%	11.7%	$2,558	$413.93	$162.59
Total	3,804	3,804	76.2%	15.8%	$56,035	$441.37	$160.84

	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization	2012 QTD	Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End (1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	83.7%	12.8%	$4,881	$372.31	$182.77
Arkansas	932	498	70.9%	12.8%	$6,411	$352.68	$171.31
Georgia	1,380	1,380	88.4%	15.3%	$22,556	$456.32	$146.28
Missouri	80	80	61.3%	24.1%	$918	$394.89	$134.01
North Carolina	106	106	89.0%	18.1%	$1,904	$464.29	$154.91
Ohio	293	293	82.9%	17.7%	$5,240	$456.46	$158.76
Oklahoma	—	—	—	—	—	—	—
South Carolina	—	—	—	—	—	—	—
Total	3,095	2,661	83.2%	15.2%	$41,911	$432.52	$155.95

(1) Excludes managed beds which are not consolidated.

(2) ADC is the Average Daily Census.

(3) PPD is the Per Patient Day equivalent.

Critical Accounting Policies

The Company prepares financial statements in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. The Company bases estimates on historical experience, business knowledge and on various other assumptions that the Company believes to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change.

There have been no significant changes during the three months ended March 31, 2013 to the items that the Company disclosed as its critical accounting policies and use of estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2012.

Results of Operations

Same and Recently Acquired Facility Occupancy and Revenue Analysis:

	Average Occupancy
	Three Months Ended March 31,
	2013	2012
Same Facilities	81.2%	83.2%
Recently Acquired Facilities	62.8%	n/a
All Facilities	76.2%	83.2%

	Total Revenues
	Three Months Ended March 31,
(Amounts in 000’s)	2013	2012
Same Facilities	$44,518	$42,953
Recently Acquired Facilities	12,614	—
All Facilities	$57,132	$42,953

Comparison for the three months ended March 31, 2013 and 2012

The table below summarizes the operating results as of March 31, 2013 and 2012:

	Three Months Ended March 31,
(Amounts in 000’s)	2013	2012	Change	Percent Change
Revenues:
Patient care revenues	$57,132	$42,953	$14,179	33%
Management revenues	510	524	(14)	-3%
Total revenues	57,642	43,477	14,165	33%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	49,066	36,280	12,786	35%
General and administrative expenses	4,928	3,954	974	25%
Audit committee investigation expense	1,134	—	1,134	—
Facility rent expense	1,892	1,914	(22)	-1%
Depreciation and amortization	1,829	1,569	260	17%
Total Expense	58,849	43,717	15,132	35%
Loss from Operations	(1,207)	(240)	(967)	403%
Other Income (Expense):
Interest expense, net	(3,436)	(2,500)	(936)	37%
Acquisition costs, net of gains	(97)	(293)	196	-67%
Derivative gain	2,136	410	1,726	421%
Loss on extinguishment of debt	(2)	—	(2)	0%
Other expense	—	(14)	14	-100%
Total other expense, net	(1,399)	(2,397)	998	-42%
Loss from Continuing Operations Before Income Taxes	(2,606)	(2,637)	31	-1%
Income tax expense	(78)	(1)	(77)	7700%
Loss from Continuing Operations	$(2,684)	$(2,638)	$(46)	2%

Patient Care Revenues—Total patient care revenues increased by $14.2 million, or 33% for the three months ended March 31, 2013 as compared to the same period in 2012.  The increase was primarily the result of the eleven skilled nursing facilities and one assisted living facility acquired in 2012, as well as the improvement in patient mix, partially  offset by a reduction in facility occupancy.

Management Revenues—Management revenues (net of eliminations) decreased by $0.01 million, or 3% for the three months ended March 31, 2013, as compared to the same period in 2012.   The decrease was primarily due to the discontinuance of one management contract in February 2013.

Cost of Services—Cost of services increased by $12.8 million, or 35%, during the three months ended March 31, 2013, as compared to the same period in 2012.  The increase was primarily due to the eleven skilled nursing facilities and one assisted living facility acquired during 2012.  Cost of services as a percentage of patient care revenue increased slightly from 84.5% at March 31, 2012 to 85.9% at March 31, 2013.  The increase in cost of services as a percentage of patient care revenue is primarily due to the effect in 2013 from the operations of certain 2012 acquired facilities prior to the Company achieving completion of its cost reduction optimization strategy for acquired facilities.

General and Administrative—General and administrative costs increased by $1.0 million to $5.0 million for the three months ended March 31, 2013, compared to $4.0 million for the same period in 2012. The increase is primarily due to the following: (i) increases in salaries, wage and employee benefits expense of approximately $0.4 million due to the Company’s increased corporate overhead structure throughout 2012 in response to the growth needs and the opening of an accounting service center located in Roswell, Georgia, (ii) increase in repair and maintenance expense of approximately $0.1 million, (iii) increase of approximately $0.2 million in expense due to a new data center agreement, (iv) increase of approximately $0.1 million in employee stock compensation amortization, (v) increase in  legal costs of approximately $0.1 million, and (vi) increase in accounting and audit expense of approximately $0.1 million.   As a percentage of revenue, general and administrative costs declined to 8.5% for the three months ended March 31, 2013, compared to 9.1% for the same period in 2012, reflecting increased leverage of the Company’s fixed costs over the scale of expanding operations from acquisitions.

Audit Committee Investigation Expense—As previously disclosed, the Audit Committee, in consultation with management, concluded that: (i) the Company’s previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the “Relevant Financial Statements”) should no longer be relied upon due to errors in the Relevant Financial Statements identified in connection with the audit of the Company’s financial statements for the year ended December 31, 2012; and (ii) the Company would restate the Relevant Financial Statements. The Audit Committee initiated a further review of, and inquiry with respect to, the accounting and financial issues related to these and other potential errors and engaged counsel to assist the Audit Committee with such matters.  The Audit Committee completed its inquiry and, in connection therewith, assisted in the correction of certain errors relating to accounting and financial matters and identified certain material weaknesses in the Company’s internal control over financial reporting, including weakness in the Company’s ability to appropriately account for complex or non-routine transactions and in the quality and sufficiency of the Company’s finance and accounting resources. On July 8, 2013, the Company restated the Relevant Financial Statements by filing with the SEC amendments to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

In connection with the restatement process and the Audit Committee’s review and inquiry, the Company has incurred significant professional services costs and other expenses which have been recognized as a special charge for approximately $1.1 million for the three months ended March 31, 2013. The Company has continued to incur significant professional services costs and other expenses which will be recognized as a special charge in the second quarters of 2013.

Facility Rent Expense—Facility rent expenses for the three months ended March 31, 2013, was $1.9 million, which was the same as the three months ended March 31, 2012.

Depreciation and Amortization—Depreciation and amortization for the three months ended March 31, 2013 increased by $0.2 million to $1.8 million, compared to $1.6 million for the same period in 2012. The depreciation increase is directly related to the 2012 acquisition activity.

Interest Expense, net—Interest expense, net increased by $0.9 million, or 37%, to $3.4 million for the three months ended March 31, 2013, compared to $2.5 million for the same period in 2012. The Company has entered into numerous debt instruments in relation to the Company’s growth strategy for the acquisition of the facilities which began in the third quarter of 2010.

Acquisition Costs, net of Gains—For the three months ended March 31, 2013, acquisition costs decreased by $0.2 million, or 67%, to $0.1 million, compared to $0.3 million for the same period in 2012. The decrease was a result of less acquisition activity during the three months ended March 31, 2013 compared to the same period in 2012.

Derivative Gain/Loss—For the three months ended March 31, 2013, the derivative gain was $2.1 million, compared to $0.4 million for the same period in 2012.  The increase of 421% was due to volatility of the Company’s stock price during the first quarter of 2013. The derivative is a product of subordinated convertible promissory notes entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the period in comparison to the beginning of the period. The fair value of the derivative instrument was $1.5 million at March 31, 2013 compared to $3.6 million at December 31, 2012.

Income Tax Expense—The Company recognized an income tax expense for the three months ended March 31, 2013, of $0.1 million, compared to an income tax expense of $0.001 million for the same period in 2012.  Income tax expense for the Company is related to state and local taxes.

Liquidity and Capital Resources

For the three months ended and as of March 31, 2013, we had a net loss of $2.8 million and negative working capital of $22.4 million. At March 31, 2013, we had $9.9 million in cash and cash equivalents and $171.7 million in indebtedness, including current maturities and discontinued operations, of which $35.1 million is current debt (including the Company’s outstanding convertible promissory notes with a principal amount in the aggregate of $11.6 million and $4.5 million which mature in October 2013 and March 2014, respectively, and approximately $3.7 million of mortgage notes included in liabilities of disposal group that were assumed by the buyer in May 2013). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding outstanding subordinated convertible promissory notes and approximately $7.0 million of bullet maturities due February 2014 that the Company believes will be refinanced on a longer term basis but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $17.7 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $4.2 million for the 12 months ending March 31, 2014.  In recent periods, we have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although, we anticipate the conversion to common stock of the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $11.6 million and $4.5 million that mature in October 2013 and March 2014, respectively, we believe that our anticipated cash flow and committed funding sources would allow us to pay these notes in cash. These promissory notes are convertible at the option of the holder into shares of common stock of the Company at $3.73 per share and $4.80 per share, respectively. The closing price of the common stock exceeded $4.00 per share from January 1, 2013 through July 23, 2013, except for the last three trading days in March 2013. As discussed further below, if we were required to pay these subordinated convertible promissory notes in cash and were unable to refinance the $7.0 million of bullet maturities due February 2014, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

The Company expanded its existing credit facility with Gemino Healthcare Finance, LLC (“Gemino”): (i) in May 2013, to refinance and include one of the facilities the Company acquired in December 2012; and (ii) in June 2013, to refinance and include two additional facilities the Company also acquired in December 2012. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2013.

Based on existing cash balances, anticipated cash flows for the 12 months ending March 31, 2014, the anticipated refinancing of the $7.0 million of bullet maturities due February 2014, and new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $73.3 million of debt payments and maturities due between 2015 and 2017, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including the $7.0 million of bullet maturities due February 2014), raise capital through the issuance of securities, or the subordinated convertible promissory notes due October 2013 and March 2014 are not converted into common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

The following table presents selected data from the Company’s consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2013	2012
Net cash (used in) provided by operating activities - continuing operations	$(6,158)	$915
Net cash provided by operating activities - discontinued operations	45	590
Net cash (used in) investing activities - continuing operations	(1,678)	(7,895)
Net cash provided by investing activities - discontinued operations	2,443	79
Net cash provided by financing activities - continuing operations	1,159	10,041
Net cash (used in) financing activities - discontinued operations	(1,878)	86
Net change in cash and cash equivalents	(6,067)	3,816
Cash and cash equivalents at beginning of period	15,937	7,364
Cash decrease due to deconsolidation of variable interest entities	—	(180)
Cash and cash equivalents at end of period	$9,870	$11,000

Three Months Ended March 31, 2013

Net cash used in operating activities—continuing operations for the three months ended March 31, 2013, was approximately $6.2 million, consisting primarily of the Company’s loss from operations, non cash charges and changes in working capital, including increased accounts receivable of $4.2 million, and increased prepaid expenses of $2.0 million.

Net cash used in investing activities—continuing operations for the year ended March 31, 2013, was approximately $1.7 million. This is primarily the result of capital expenditures.  The net cash provided by investing activities—discontinued operations was approximately $2.4 million for the three months ended March 31, 2013, related to proceeds from the sale of one additional assisted living facility.

Net cash provided by financing activities—continuing operations was approximately $1.2 million for the three months ended March 31, 2013. This is primarily the result of proceeds received under the Company’s lines of credit and insurance premium financing, offset by repayment on notes payable, debt issuance costs and payment of the preferred stock dividend. Net cash used in financing activities—discontinued operations was approximately $1.9 million consisting of repayments of existing debt obligations related to the sale of the Lincoln Lodge Retirement Residence facility.

Three Months Ended March 31, 2012

Net cash provided by operating activities—continuing operations for the three months ended March 31, 2012, was $0.9 million, consisting primarily of the Company’s loss from operations offset by positive changes in working capital and noncash charges.

Net cash used in investing activities—continuing operations for the three months ended March 31, 2012, was approximately $7.9 million. This is primarily the result of funding the Company’s acquisitions, including making escrow deposits as well as capital expenditures.

Net cash provided by financing activities—continuing operations was approximately $10.0 million for the three months ended March 31, 2012.  This is primarily the result of cash proceeds received from warrant exercises, the public stock offering, and proceeds from debt financings to fund the Company’s acquisitions, partially offset by repayments of existing debt obligations.

Notes Payable and Other Debt

Total notes payable and other debt obligations as of March 31, 2013 and December 31, 2012 were as follows:

(Amounts in 000’s)	March 31, 2013	December 31, 2012
Senior debt - guaranteed by HUD (a)	$7,793	$9,699
Senior debt - guaranteed by USDA	28,218	28,370
Senior debt - guaranteed by SBA	6,130	6,189
Senior debt - bonds, net of discount	16,246	16,265
Senior debt - other mortgage indebtedness	74,988	75,188
Revolving credit facilities and lines of credit	9,691	9,204
Convertible debt issued in 2010, net of discount	11,111	10,948
Convertible debt issued in 2011	4,509	4,509
Convertible debt issued in 2012	7,500	7,500
Other debt	5,536	4,004
Total	$171,722	$171,876
Less: current portion	31,463	19,387
Less: portion included in liabilities of disposal group held for sale	3,644	3,662
Notes payable and other debt, net of current portion	$136,615	$148,827

(a) The senior debt - guaranteed by HUD includes $3.6 million related to the Vandalia HUD mortgage note classified as liabilities of disposal group held for sale at March 31, 2013, that was assumed by the buyer of the Hearth & Home of Vandalia assisted living facility that the Company sold in a transaction that closed in May 2013 (See Note 18 - Subsequent Events)

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of March 31, 2013 for each of the next five years and thereafter.

(Amounts in 000’s)
2014	$35,505
2015	24,962
2016	14,403
2017	41,390
2018	3,733
Thereafter	52,306
Subtotal	172,299
Less: unamortized discounts ($489 classifed as current)	(913)
Plus: unamortized premiums ($91 classified as current)	336
Total notes and other debt	$171,722

Debt Covenant Compliance

As of March 31, 2013, the Company (including its consolidated variable interest entity) has over twenty different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e.; facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of March 31, 2013, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.

The following table includes financial covenant requirements as of the last measurement date as of or prior to March 31, 2013 in instances where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at March 31, 2013 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to March 31, 2013.

Credit Facility	Balance at March 31, 2013 (in 000’s)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
PrivateBank - Line of Credit	$8,166	Subsidiary	Rent and debt service coverage ratio	Quarterly	1.25	1.25		1.25
		Consolidated	Guarantor minimum debt service coverage ratio (DSCR)	Annual	1.00	1.01		1.00
		Consolidated	Guarantor maximum leverage ratio	Annual	11.00	10.09		11.00
Contemporary Healthcare Capital - Term Note and Line of Credit - Companion Care	$5,294	Subsidiary	Minimum implied current ratio	Quarterly	1.00	0.86	*	1.00
		Subsidiary	Minimum liquidity (in 000’s)	Quarterly	$250	$237	*	$250
		Subsidiary	Debt Service Coverage Ratio	Quarterly	1.00	-0.18	*	1.00
		Subsidiary	Minimum Occupancy	Quarterly	70.00%	68.68	%*	70.00%
PrivateBank - Mortgage Note - Valley River	$11,434	Consolidated	DSCR	Annual	1.00	1.01		1.00
Square 1 USDA - Term Note - Homestead	$3,511	Subsidiary	Current ratio	Quarterly	1.00	0.35	*	1.00
		Subsidiary	Maximum debt to net worth	Quarterly	9.00	5.58		9.00
		Subsidiary	Tangible net worth	Quarterly	10.0%	15.2%		10.0%
PrivateBank - Mortgage Note - West Markham	$13,665	Subsidiary	EBITDAR (in 000’s)	Monthly	$15	$22		$75
		Subsidiary	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	0.65	*	1.05
		Consolidated	DSCR	Annual	1.00	1.01		1.00
		Consolidated	Maximum Annual Leverage	Annual	11.00	10.09		11.00
KeyBank - Mortgage Note - Northridge - Woodland Hills - Abington	$16,500	Subsidiary	Debt Service Coverage Ratio	Quarterly	1.40	0.34	*	1.00
		Consolidated	FCCR	Quarterly	1.15	0.46	*	0.85
PrivateBank - Mortgage Note - Glenvue	$6,519	Subsidiary	DSCR	Quarterly	1.35	2.96		1.35
		Consolidated	DSCR	Annual	1.00	1.01		1.00
		Consolidated	Maximum leverage	Annual	11.00	10.09		11.00
PrivateBank - Mortgage Note - Woodland Manor	$4,681	Subsidiary	Minimum quarterly EBITDAR (in 000’s)	Quarterly	$250	$337		$250
		Subsidiary	Minimum trailing twelve month FCCR	Quarterly	1.10	1.19		1.10
Medical Clinic Board of the City of Hoover - Bonds	$6,290	VIE	DSCR	Annual	1.20	0.21	*	1.20
		VIE	Days cash on hand	Annual	15	6.11	*	15
		VIE	Trade payables	Annual	10.0%	1.6	%*	10.00%
City of Springfield - Bonds	$7,230	Subsidiary	DSCR	Annual	1.10	0.83	*	1.10
		Subsidiary	Days Cash on Hand	Annual	15	1.06	*	15
		Subsidiary	Trade payables	Annual	10.0%	1.75	%*	10.0%

* Waiver or amendment for violation of covenant obtained.

Senior Debt—Guaranteed by HUD

Sale of Ohio ALFs

On February 28, 2013, the Company completed the sale of one additional assisted living facility and used the proceeds to repay the principal balance of the HUD loan with respect to the facility in the amount of $1.9 million.

Hearth and Home of Vandalia

In connection with the Company’s January 2012 refinancing of Vandalia, owned by a wholly owned subsidiary of AdCare, the Company obtained a note, insured by HUD, with a financial institution for a total amount of $3.7 million that matures in 2041. The HUD note requires monthly principal and interest payments with a fixed interest rate of 3.74%. The Company incurred deferred financing costs on the note of approximately $0.2 million, which are being amortized to interest expense over the life of the note. The HUD note has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022. This note was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company’s assisted living facilities located in Ohio (see Note 18 -  Subsequent Events).

Revolving Credit Facilities and Lines of Credit

PrivateBank Credit Facility

On January 25, 2013, the Company entered into a Memorandum of Agreement with PrivateBank. Pursuant to the memorandum, three of the Company’s subsidiaries and their collateral, which comprise the three skilled nursing facilities located in Arkansas known as the Aviv facilities, were released from liability under the PrivateBank Credit Facility, dated October 26, 2012 and as so amended, between PrivateBank and the Company. In exchange for the release from liability under the PrivateBank Credit Facility, the Company made a payment in the amount of $0.7 million on December 28, 2012. The memorandum did not change the maximum amount that may be borrowed under the PrivateBank Credit Facility by the Company, which remains $10.6 million.

As of March 31, 2013, $8.2 million was outstanding of the maximum borrowing amount of $10.6 million under the loan agreement under the PrivateBank Credit Facility.  There were $1.3 million of outstanding letters of credit that are pledged as collateral of  borrowing capacity on this revolver.

Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010

In February 2013, there was a conversion of a $0.02 million convertible promissory note, which was part of the October 26, 2010 offering, at a price of $3.73 per share and resulted in the issuance of 6,635 shares of common stock.  In March 2013, another conversion of a $0.02 million convertible promissory note, which was also a part of the October 26, 2010 offering, at a price of $3.73 per share, resulted in the issuance of 6,635 shares of common stock.

Other Debt

During the three months ended March 31, 2013, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for the insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2013 and matures on December 31, 2013.  The total amount financed was approximately $2.4 million requiring monthly payments of $0.2 million with interest ranging from 2.87% to 4.79%.  The outstanding amount was approximately $1.9 million at March 31, 2013.

Receivables

The Company’s operations could be adversely affected if we experience significant delays in reimbursement from Medicare, Medicaid and other third-party revenue sources. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash and patient accounts receivable and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by the staff at our facilities in the processing of our invoices, could adversely affect our liquidity and results of operations.

Accounts receivable attributable to patient services of continuing operations totaled $27.1 million at March 31, 2013, compared to $24.7 million at December 31, 2012, representing approximately 43 and 45 days of revenue in accounts receivable as of March 31, 2013 and December 31, 2012, respectively. The increase in accounts receivable is primarily the result of increased revenue in 2013.

The allowance for bad debt was $4.7 million and $3.7 million at March 31, 2013 and December 31, 2012, respectively. The Company continually evaluates the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. The Company continues to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation

The Company has historically derived a substantial portion of our revenue from the Medicare program. The Company also derives revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state’s fiscal year for the Medicaid programs and in each October for the Medicare program. These adjustments may not continue in the future, and even if received, such adjustments may not reflect the actual increase in our costs for providing healthcare services.

Labor and supply expenses make up a substantial portion of our cost of services. Those expenses can be subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. To date, the Company has generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. The Company may not be successful in offsetting future cost increases.

Off-Balance Sheet Arrangements

There were $1.3 million of outstanding letters of credit of March 31, 2013 that are pledged as collateral of borrowing capacity on the PrivateBank Credit Facility.

Contractual Obligations - Operating Leases

The Company leases certain office space and 11 skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  For the three months ended March 31, 2013 and 2012, facility rent expense totaled $1.9 million and $1.9 million, respectively.

Eight of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years into 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of March 31, 2013.

Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. In recent periods, the Company has not been in compliance with certain financial and administrative covenants of this lease agreement. The Company has obtained a waiver for each instance of such non-compliance.

Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations

Due to the material amount of non-cash related items included in the Company’s results of operations, the Company has developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA from continuing operations for the first quarter of 2013 was approximately $2.0 million, which is an improvement of approximately $0.5 million as compared to the same period in the prior year.  This improvement was the result of increased revenue and improved gross margins. The Company has also developed an Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR from continuing operations”) metric that is used primarily in some debt covenants of the Company’s loans.

“Adjusted EBITDA from continuing operations” and “Adjusted EBITDAR from continuing operations” are measures of operating performance that are not calculated in accordance with GAAP. The Company defines: (i) “Adjusted EBITDA from continuing operations” as net income (loss) from continuing operations before interest expense, income tax expense; depreciation and amortization (including amortization of non-cash stock-based compensation), acquisition costs (net of gains), loss on extinguishment of debt, derivative loss or gain, other non-routine adjustments; and (ii) “Adjusted EBITDAR from continuing operations” as net income (loss) from continuing operations before interest expense; income tax expense, depreciation and amortization (including amortization of non-cash stock-based compensation), acquisition costs (net of gains), loss on extinguishment of debt, derivative loss; other non-routine adjustments.  The Company has provided below for your reference, supplemental financial disclosure for these measures, including the most directly comparable GAAP measure (Net Loss) and an associated reconciliation.

The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations and EBITDAR from continuing operations:

	Three Months Ended March 31,
(Amounts in 000’s)	2013	2012
Condensed Consolidated Statement of Operations Data:
Net loss (income)	$(2,750)	$(2,412)
Discontinued operations	66	(226)
Loss from continuing operations (Per GAAP)	(2,684)	(2,638)
Add back:
Interest expense, net	3,436	2,500
Income tax expense	78	1
Amortization of stock based compensation	260	190
Depreciation and amortization	1,829	1,569
Acquisition costs, net of gain	97	293
Loss on extinguishment of debt	2	—
Derivative gain	(2,136)	(410)
Audit committee investigation expense and other	1,134	(2)
Adjusted EBITDA from continuing operations	2,016	1,503
Faculty rent expense	1,892	1,914
Adjusted EBITDAR from continuing operations	$3,908	$3,417

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

•                  They provide an assessment of controllable expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance; and

•                  They provide data that assists management determine whether or not adjustments to current spending decisions are needed.

AdCare believes that the use of the measures provides a meaningful and consistent comparison of the Company’s underlying business between periods by eliminating certain items required by GAAP, which have little or no significance in the Company’s day-to-day operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Disclosure in response to Item 3. of Form 10-Q is not required to be provided by smaller reporting companies.

Item 4.  Controls and Procedures.

Audit Committee Review and Inquiry

As previously disclosed, the Audit Committee, in consultation with management, concluded in March 2013 that: (i) the Relevant Financial Statements (i.e., the Company’s previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012) should no longer be relied upon due to errors in the Relevant Financial Statements identified in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2012; and (ii) the Company would restate the Relevant Financial Statements.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013  (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting and Remediation

In response to the material weaknesses in the Company’s internal control over financial reporting identified by the Audit Committee’s review and inquiry and as identified in Management’s Report on Internal Control Over Financial Reporting included in Part II, Item 9A., “Controls and Procedures,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and based in part on recommendations made by the Audit Committee to the Board of Directors following the completion of the Audit Committee’s review and inquiry, we have implemented, or plan to implement, the changes to our internal control over financial reporting discussed below.

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

•      We hired a Vice President, Controller and Chief Accounting Officer effective July 16, 2013.

•                  We have expanded the scope of our annual internal audit plan to include quarterly internal audit procedures with emphasis on the review of journal entries and non-recurring transactions.

Since January 2013, the Company has hired eight new finance and accounting personnel, including a Vice President of Facility Accounting Operations. Our new finance and accounting leadership continue to evaluate the qualifications and sufficiency of our accounting and finance department. The expanded internal audit scope has commenced and will be completed prior to the Company filing its Quarterly Reports on Form 10-Q for each of the remaining 2013 quarterly periods.

Due to the short time period since we commenced our efforts to remediate our material weaknesses, we have not yet been able to fully evaluate the effectiveness of such efforts. We have incurred, and will continue to incur, additional incremental costs associated with our remediation efforts, primarily due to hiring new finance and accounting personnel and external consultants and the implementation and validation of improved accounting and financial reporting procedures. If we are not successful in remediating our material weaknesses, or if we determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, then the reliability of our financial reports may be adversely impacted, we may be unable to file our reports with the SEC in a timely fashion and we could be required to restate our financial results. This could cause our investors to lose confidence in our financial reporting, which could adversely affect the trading price of our stock.

Other than the remediation efforts discussed above, which occurred in 2013 and have included the involvement of our new finance and accounting leadership in the preparation, review, and approval of the consolidated financial statements included in this Quarterly Report, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon, Vice Chairman of the Board of Directors, and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Facilities”) that are managed by an AdCare subsidiary. The Company believes that the complaint is without merit and intends to vigorously defend itself against the claims set forth therein.

The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.

Item 1A.  Risk Factors.

Disclosure in response to Item 1A of Form 10-Q is not required to be provided by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated February 15, 2013, by and among Avalon Health Care, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.27 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

2.2	First Amendment to Purchase and Sale Agreement, dated March 14, 2013, by and between Avalon Health Care, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.28 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

2.3	Reinstatement, Sixth Amendment and Assignment of Purchase and Sale Agreement, dated May 7, 2013, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC	Filed herewith

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s

Exhibit No.	Description	Method of Filing

Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed on November 7, 2012

4.1	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference from Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

10.1	Memorandum of Agreement, dated January 25, 2013, by and between The PrivateBank and Trust Company and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference from Exhibit 10.289 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

10.2	Amendment to Secured Promissory Note, dated February 28, 2013, by and between CHP Acquisition Company, LLC and AdCare Health Systems, Inc.	Filed herewith

10.3	Assignment and Assumption of Leases, Rents and Security Deposits, dated February 28, 2013, by and among AdCare Health Systems, Inc., New Lincoln Ltd. and Lincoln Lodge Retirement Residence LLC	Filed herewith

10.4	Release and Assumption Agreement, dated May 6, 2013, by and among H & H of Vandalia LLC, Hearth & Home of Vandalia, Inc., Red Mortgage Capital, LLC and the Secretary of Housing and Urban Development	Filed herewith

10.5	Assignment and Assumption Agreement, dated May 6, 2013, by and between Hearth & Home of Vandalia, Inc. and H & H of Vandalia LLC	Filed herewith

Exhibit No.	Description	Method of Filing

10.6	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Filed herewith

10.7	Credit Agreement, dated May 30, 2012, by and among NW 61st Nursing, LLC and Gemino Healthcare Finance, LLC	Filed herewith

10.8	Revolving Note, dated May 30, 2013, issued by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC in the amount of $1,000,000	Filed herewith

10.9	Subordination Agreement, dated May 30, 2013, by and between First Commercial Bank and Gemino Healthcare Finance, LLC	Filed herewith

10.10	Guaranty Agreement, dated May 30, 2013, made by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC	Filed herewith

10.11	Guaranty Agreement, dated May 30, 2013, made by AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC	Filed herewith

10.12

First Amendment to Secured Loan Agreement and Payment Guaranty, dated May 31, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association

Filed herewith

10.13	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated May 31, 2013, made by Mountain Top Property Holdings, LLC, to and for the benefit of KeyBank National Association	Filed herewith

10.14	Absolute Assignment of Leases and Rents, dated May 31, 2013, by Mountain Top Property Holdings, LLC in favor of KeyBank National Association	Filed herewith

10.15	Pledge and Security Agreement, dated May 31, 2013, between AdCare Health Systems, Inc. and KeyBank National Association	Filed herewith

10.16	Separation and Release Agreement, dated May 31, 2013, by and between AdCare Health Systems, Inc. and Martin D. Brew	Filed herewith

10.17

Second Amendment to Secured Loan Agreement and Payment Guaranty, dated June 27, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association

Filed herewith

10.18

Third Modification Agreement, dated as of June 26, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC and The PrivateBank and Trust Company

Filed herewith

Exhibit No.	Description	Method of Filing

10.19

Joinder Agreement, Second Amendment and Supplement to Credit Agreement , dated June 28, 2013, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC

Filed herewith

10.20	Amended and Restated Revolving Note, dated June 28, 2013, issued by certain subsidiaries of AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC in the amount of $1,500,000	Filed herewith

10.21	Management Fee Subordination Agreement, dated June 28, 2013, by and among Gemino Healthcare Finance, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and AdCare Administrative Services, LLC	Filed herewith

10.22	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Oceanside Operator, LLC	Filed herewith

10.23	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Savannah Beach Operator, LLC	Filed herewith

10.24	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Filed herewith

10.25	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Filed herewith

10.26	Employment Agreement, dated July 3, 2013, by and between AdCare Health Systems, Inc. and Ronald W. Fleming	Incorporated by reference from Exhibit 10.296 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the

Filed herewith

Exhibit No.	Description	Method of Filing

three months ended March 31, 2013 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	July 26, 2013	/s/ Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2013	/s/ Ronald W. Fleming
Ronald W. Fleming
Chief Financial Officer
(Principal Financial and Accounting Officer)