Form 10-Q
period 2013-06-30
ADCARE HEALTH SYSTEMS, INC
filed 2013-08-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013:  14,869,499 shares of common stock with no par value were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives. In addition, certain statements included in this Quarterly Report and the Company’s future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this Quarterly Report. These statements are based on the Company’s current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

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

Forward-looking statements speak only as of the date they are made and should not be relied upon as representing the Company’s views as of any subsequent date.  The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by applicable laws, and you are urged to review and consider disclosures that the Company makes in this Quarterly Report and other reports that the Company files with the SEC that discuss factors germane to the Company’s business.

Part I.  Financial Information

Item 1.  Financial Statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,222	$15,937
Restricted cash and investments	706	1,742
Accounts receivable, net of allowance of $4,619 and $3,729	27,991	26,037
Prepaid expenses and other	1,872	489
Assets of disposal group held for sale	400	6,159
Total current assets	41,191	50,364

Restricted cash and investments	10,808	7,215
Property and equipment, net	150,440	151,064
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	5,672	6,844
Goodwill	5,023	5,023
Escrow deposits for acquisitions	400	—
Lease deposits	1,695	1,720
Deferred loan costs, net	5,193	6,137
Other assets	11	3,611
Total assets	$222,904	$234,449

LIABILITIES AND EQUITY

Current liabilities:
Current portion of notes payable and other debt	$13,199	$6,941
Revolving credit facilities and lines of credit	2,355	1,498
Current portion of convertible debt, net of discount	15,536	10,948
Accounts payable	23,490	19,503
Accrued expenses	15,077	13,730
Liabilities of disposal group held for sale	60	3,662
Total current liabilities	69,717	56,282

Notes payable and other debt, net of current portion:
Senior debt	103,102	112,160
Bonds, net of discounts	15,960	16,088
Revolving credit facilities	6,524	7,706
Convertible debt	7,500	12,009
Other debt	234	864
Derivative liability	3,284	3,630
Other liabilities	1,444	1,394
Deferred tax liability	104	104
Total liabilities	207,869	210,237

Commitments and contingency (Note 16)

Preferred stock, no par value; 1,000 shares authorized; 450 shares issued and outstanding	9,159	9,159

Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 14,788 and 14,659 issued and outstanding	42,774	41,644
Accumulated deficit	(35,627)	(25,753)
Total stockholders’ equity	7,147	15,891
Noncontrolling interest in subsidiaries	(1,271)	(838)
Total equity	5,876	15,053
Total liabilities and equity	$222,904	$234,449

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Patient care revenues	$55,923	$46,390	$111,642	$87,889
Management revenues	498	525	1,008	1,049
Total revenues	56,421	46,915	112,650	88,938

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	47,495	36,476	95,117	71,170
General and administrative expenses	4,505	4,295	9,433	8,248
Audit committee investigation expense	848	—	1,982	—
Facility rent expense	1,758	1,745	3,495	3,503
Depreciation and amortization	1,867	1,426	3,670	2,970
Salary retirement and continuation costs	149	—	149	—
Total expense	56,622	43,942	113,846	85,891

(Loss) Income from Operations	(201)	2,973	(1,196)	3,047

Other Income (Expense):
Interest expense, net	(3,355)	(3,280)	(6,791)	(5,780)
Acquisition costs, net of gains	(477)	(524)	(574)	(817)
Derivative (loss) gain	(1,947)	352	189	763
Loss on extinguishment of debt	(25)	—	(27)	—
(Loss) gain on disposal of assets	(4)	—	(4)	2
Other expense	—	(13)	—	(29)
Total other expense, net	(5,808)	(3,465)	(7,207)	(5,861)

Loss from Continuing Operations Before Income Taxes	(6,009)	(492)	(8,403)	(2,814)
Income tax expense	—	(18)	(78)	(19)
Loss from Continuing Operations	(6,009)	(510)	(8,481)	(2,833)

(Loss) Income from Discontinued Operations, net of tax	(936)	163	(1,214)	77
Net Loss	(6,945)	(347)	(9,695)	(2,756)

Net Loss Attributable to Noncontrolling Interests	241	142	433	286
Net Loss Attributable to AdCare Health Systems, Inc.	(6,704)	(205)	(9,262)	(2,470)

Preferred stock dividend	(306)	—	(612)	—
Net Loss Attributable to AdCare Health Systems, Inc. Common Stockholders	$(7,010)	$(205)	$(9,874)	$(2,470)

Net (loss) income per Common Share attributable to AdCare Health Systems, Inc.
Common Stockholders -
Basic:
Continuing Operations	$(0.41)	$(0.03)	$(0.59)	$(0.20)
Discontinued Operations	(0.06)	0.01	(0.08)	0.01
	$(0.47)	$(0.02)	$(0.67)	$(0.19)

Net (loss) income per Common Share attributable to AdCare Health Systems, Inc.
Common Stockholders -
Diluted:
Continuing Operations	$(0.41)	$(0.03)	$(0.59)	$(0.20)
Discontinued Operations	(0.06)	0.01	(0.08)	0.01
	$(0.47)	$(0.02)	$(0.67)	$(0.19)

Weighted Average Common Shares Outstanding:
Basic	14,733	13,463	14,725	12,844
Diluted	14,733	13,463	14,725	12,844

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

		Common
		Stock and
	Common	Additional
	Stock	Paid-in	Accumulated	Noncontrolling
	Shares	Capital	Deficit	Interests	Total
Balances, December 31, 2012	14,659	$41,644	$(25,753)	$(838)	$15,053

Stock-based compensation expense	—	551	—	—	551

Exercises of options and warrants	38	67	—	—	67

Issuance of stock for converted debt	91	512	—	—	512

Preferred stock dividend	—	—	(612)	—	(612)

Net loss	—	—	(9,262)	(433)	(9,695)
Balances, June 30, 2013	14,788	$42,774	$(35,627)	$(1,271)	$5,876

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,695)	$(2,756)
Loss (Income) from discontinued operations, net of tax	1,214	(77)
Loss from continuing operations	(8,481)	(2,833)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,670	2,970
Stock-based compensation expense	551	371
Lease expense in excess of cash	49	291
Amortization of deferred financing costs	1,062	971
Amortization of debt discounts	377	427
Derivative gain	(189)	(763)
Loss on debt extinguishment	27	—
Deferred tax expense	—	33
Loss (gain) on disposal of assets	4	(2)
Provision for bad debts	2,178	1,371
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(4,742)	(7,102)
Prepaid expenses and other	(1,319)	227
Other assets	579	(99)
Accounts payable and accrued expenses	5,466	4,145
Net cash (used in) provided by operating activities - continuing operations	(768)	7
Net cash provided by operating activities - discontinued operations	415	64
Net cash (used in) provided by operating activities	(353)	71

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	3
Change in restricted cash and investments and escrow deposits for acquisitions	(3,067)	(2,734)
Acquisitions	—	(36,655)
Purchase of property and equipment	(2,414)	(1,526)
Net cash used in investing activities - continuing operations	(5,481)	(40,912)
Net cash provided by (used in) investing activities - discontinued operations	1,645	(61)
Net cash used in investing activities	(3,836)	(40,973)

Cash flows from financing activities:
Proceeds from debt	2,372	47,001
Proceeds from notes receivable	3,240	—
Repayment on notes payable	(4,037)	(3,374)
Change in lines of credit	(321)	(3,100)
Debt issuance costs	(345)	(1,502)
Exercise of warrants and options	67	95
Proceeds from stock issuances, net	—	3,768
Dividends paid on preferred stock	(612)	—
Net cash flows provided by financing activities - continuing operations	364	42,888
Net cash flows used in financing activities - discontinued operations	(1,890)	(97)
Net cash flows (used in) provided by provided by financing activities	(1,526)	42,791
Net Change in Cash	(5,715)	1,889
Cash, Beginning	15,937	7,364
Cash decrease due to deconsolidation of variable interest entities	—	(180)
Cash, Ending	$10,222	$9,073

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,381	$4,430
Conversions of debt to equity	$349	$—
Acquisitions in exchange for debt and equity instruments	$—	$5,000
Warrants issued for financing costs	$—	$565

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

NOTE 1.                          DESCRIPTION OF BUSINESS

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), owns and operates skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of June 30, 2013, operates 47 facilities comprised of 43 skilled nursing facilities, three assisted living facilities and one independent living/senior housing facility totaling approximately 4,800 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of June 30, 2013, of the total 47 facilities, the Company owned and operated 26 facilities, leased and operated nine facilities, and managed 12 facilities, one of which is a consolidated variable interest entity. As part of the Company’s strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business; therefore, this business is reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012, the Company entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility had an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and one in May 2013.  On June 12, 2013, the Company executed two sublease arrangements effective as of June 30, 2013 to exit the skilled nursing business in Tybee Island, Georgia.  The two skilled nursing facilities had an aggregate of 135 units in service. These two facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2013 and 2012, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on July 8, 2013.

The Company operates in one business segment.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries.  Controlled subsidiaries include AdCare’s majority owned subsidiaries and variable interest entity (the “VIE”) in which AdCare has control as primary beneficiary.  All inter-company accounts and transactions were eliminated in the consolidation.

NOTE 2.                          SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for a description of all significant accounting policies.

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations.  These reclassifications did not affect total assets, total liabilities, or stockholders’ equity.  These reclassifications in the December 31, 2012 Consolidated Balance Sheets included separating Bonds, net of discounts, within Notes payable and other debt within the Total liabilities to define the Company’s debt instruments in further detail.  Reclassifications were made to June 30, 2012 Consolidated Statements of Operations to reflect the same facilities in discontinued operations for both periods presented.

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

Potentially uncollectible patient accounts are provided for on the allowance method based upon management’s evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against the allowance. As of June 30, 2013 and December 31, 2012, management recorded an allowance for uncollectible accounts of $4.6 million and $3.7 million, respectively.

Management Fee Receivables and Revenues

Management fee receivables and revenue are recorded in the month that services are provided. As of June 30, 2013 and December 31, 2012, there was no allowance for uncollectible management fee receivables.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. For the three months ended June 30, 2013 and through the date of this Quarterly Report, all ASUs issued, effective and not yet effective, were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

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

	Three Months Ended June 30,
	2013			2012
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(6,009)			$(510)
Net loss attributable to noncontrolling interests	241			142
Basic loss from continuing operations	$(5,768)	14,733	$(0.39)	$(368)	13,463	$(0.03)
Preferred stock dividend	(306)	14,733	$(0.02)	—	—	$—
Effect of dilutive securities: Stock options, warrants outstanding and convertible debt (a)
Diluted loss from continuing operations	$(6,074)	14,733	$(0.41)	$(368)	13,463	$(0.03)

Discontinued Operations:
Basic (loss) income from discontinued operations	(936)	14,733	$(0.06)	163	13,463	$0.01
Diluted (loss) income from discontinued operations	(936)	14,733	$(0.06)	163	13,463	$0.01

Net Loss Attributable to AdCare:
Basic loss	(7,010)	14,733	$(0.47)	(205)	13,463	$(0.02)
Diluted loss	(7,010)	14,733	$(0.47)	(205)	13,463	$(0.02)

	Six Months Ended June 30,
	2013			2012
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(8,481)			$(2,833)
Net loss attributable to noncontrolling interests	433			286
Basic loss from continuing operations	$(8,048)	14,725	$(0.55)	$(2,547)	12,844	$(0.20)
Preferred stock dividend	(612)	14,725	$(0.04)	—	—	$—
Effect of dilutive securities: Stock options, warrants outstanding and convertible debt (a)
Diluted loss from continuing operations	$(8,660)	14,725	$(0.59)	$(2,547)	12,844	$(0.20)

Discontinued Operations:
Basic (loss) income from discontinued operations	(1,214)	14,725	$(0.08)	77	12,844	$0.01
Diluted (loss) income from discontinued operations	(1,214)	14,725	$(0.08)	77	12,844	$0.01

Net Loss Attributable to AdCare:
Basic loss	(9,874)	14,725	$(0.67)	(2,470)	12,844	$(0.19)
Diluted loss	(9,874)	14,725	$(0.67)	(2,470)	12,844	$(0.19)

(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

(Amounts in 000’s)	June 30, 2013	December 31, 2012
Outstanding Stock Options	1,480	1,351
Outstanding Warrants - employee	1,876	1,806
Outstanding Warrants - nonemployee	1,904	1,961
Convertible Debt shares issuable(a)	7,031	7,140
Total anti-dilutive securities	12,291	12,258

(a) The number of shares issuable upon conversion of convertible promissory notes is 120% of the aggregate principal amount of the convertible promissory notes divided by the current conversion price, which is the number required to be reserved for issuance by the Company under the applicable registration rights agreement.

NOTE 4.                          LIQUIDITY AND PROFITABILITY

For the six months ended and as of June 30, 2013, we had a net loss of $9.7 million and negative working capital of $28.4 million. At June 30, 2013, we had $10.2 million in cash and cash equivalents and $164.4 million in indebtedness, including current maturities and discontinued operations, of which $31.0 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $11.4 million and $4.5 million that mature in October 2013 and March 2014, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding outstanding subordinated convertible promissory notes and approximately $7.0 million of bullet maturities due February 2014 that the Company believes will be refinanced on a longer term basis but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $16.3 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $4.7 million for the 12 months ending June 30, 2014.  We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although, we anticipate the conversion to common stock of the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $11.4 million and $4.5 million that mature in October 2013 and March 2014, respectively, we believe that our anticipated cash flow and committed funding sources would allow us to pay these notes in cash. These promissory notes are convertible at the option of the holder into shares of common stock of the Company at $3.73 per share and $4.80 per share, respectively. The closing price of the common stock exceeded $4.00 per share from January 1, 2013 through August 8, 2013, except for the last three trading days in March 2013. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2013.  As discussed further below, if we were required to pay these subordinated convertible promissory notes in cash and were unable to refinance the $7.0 million of bullet maturities due February 2014, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

Based on existing cash balances, anticipated cash flows for the 12 months ending June 30, 2014, the anticipated refinancing of the $7.0 million of bullet maturities due February 2014, and anticipated new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $73.9 million of debt payments and maturities due between 2015 and 2017, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

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

NOTE 5.                          RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

(Amounts in 000’s)	June 30, 2013	December 31, 2012
HUD escrow deposits	$61	$279
Principal and interest escrow	379	106
Collateral certificates of deposit	266	1,357
Total current portion	706	1,742

HUD reserve replacement	341	372
Reserves for capital improvements	1,685	1,602
Restricted investments for other debt obligations	8,782	5,241
Total noncurrent portion	10,808	7,215

Total restricted cash and investments	$11,514	$8,957

NOTE 6.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2013	December 31, 2012
Buildings and improvements	5-40	$138,735	$137,842
Equipment	2-10	11,117	10,448
Land	—	8,469	8,469
Computer related	2-10	3,014	2,670
Construction in process	—	1,185	510
		162,520	159,939
Less: Accumulated depreciation and amortization expense		12,080	8,875
Property and equipment, net		$150,440	$151,064

Depreciation and amortization expense was approximately $1.9 million and $3.7 million for the three and six months ended June 30, 2013, respectively, and $1.4 million and $3.0 million for the three and six months ended June 30, 2012, respectively.

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

NOTE 7.                          INTANGIBLE ASSETS AND GOODWILL

There have been no impairment adjustments goodwill during the three and six months ended June 30, 2013.  The Company recognized an impairment loss of $0.7 million related to two facilities in Tybee Island, Georgia during the three months ended June 30, 2013 (see Note 11 — Discontinued Operations).

Intangible assets consist of the following:

	Bed Licenses
	(included in
	property and	Bed Licenses -	Lease
(Amounts in 000’s)	equipment	Separable	Rights	Total
Balances, December 31, 2012:
Gross	$38,478	$2,471	$9,545	$50,494
Accumulated amortization	(1,438)	—	(2,701)	(4,139)
Net carrying amount	$37,040	$2,471	$6,844	$46,355

Acquisitions	—	—	—	—
Disposals	—	—	—	—
Impairment losses	—	—	(721)	(721)
Amortization expense	(611)	—	(451)	(1,062)

Balances, June 30, 2013:
Gross	38,478	2,471	9,545	50,494
Impairment losses	—	—	(721)	(721)
Accumulated amortization	(2,049)	—	(3,152)	(5,201)
Net carrying amount	$36,429	$2,471	$5,672	$44,572

Amortization expense for bed licenses included in property and equipment was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, and $ 0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively.  Amortization expense for lease rights was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2013,  respectively, and $0.1 million and $0.5 million for the three and six months ended June 30, 2012, respectively.  For the three and six months months ended June 30, 2013, the Company recognized an impairment loss of $0.7 million related to two facilities in Tybee Island, Georgia (see Note 11 — Discontinued Operations).

Expected amortization expense for all definite lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2013 (a)	$641	$451
2014	1,283	844
2015	1,283	719
2016	1,283	719
2017	1,283	719
Thereafter	30,656	2,220
Total expected amortization expense	$36,429	$5,672

(a) Estimated amortization expense for the year ending December 31, 2013 includes only amortization to be recorded after June 30, 2013.

The following table summarizes the carrying amount of goodwill at June 30, 2013 as compared with December 31, 2012:

(Amounts in 000’s)
Balances, December 31, 2012:
Gross	$5,023
Accumulated impairment losses	—
Total	$5,023

Goodwill acquired in acquisitions	—
Disposed in sale of business, net	—
Impairment losses	—

Balances, June 30, 2013:
Gross	$5,023
Accumulated impairment losses	—
Total	$5,023

The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.

NOTE 8.                          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	June 30, 2013	December 31, 2012
Accrued payroll related	$4,796	$5,626
Accrued employee benefits	5,500	3,790
Real estate and other taxes	1,784	1,245
Other accrued expenses	2,997	3,069
Total accrued expenses	$15,077	$13,730

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

(Amounts in 000’s)	June 30, 2013	December 31, 2012
Senior debt - guaranteed by HUD (a)	$4,121	$9,699
Senior debt - guaranteed by USDA	28,068	28,370
Senior debt - guaranteed by SBA	6,072	6,189
Senior debt - bonds, net of discount	16,151	16,265
Senior debt - other mortgage indebtedness	73,551	75,188
Revolving credit facilities and lines of credit	8,879	9,204
Convertible debt issued in 2010, net of discount	11,077	10,948
Convertible debt issued in 2011	4,459	4,509
Convertible debt issued in 2012	7,500	7,500
Other debt	4,532	4,004
Total	$164,410	$171,876
Less: current portion	31,090	19,387
Less: portion included in liabilities of disposal group held for sale	—	3,662
Notes payable and other debt, net of current portion	$133,320	$148,827

(a) The senior debt - guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) includes $3.6 million related to the Vandalia HUD mortgage note classified as liabilities of disposal group held for sale at December 31, 2012, that was assumed by the buyer of the Hearth & Home of Vandalia assisted living facility that the Company sold in a transaction that closed in May 2013.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of June 30, 2013 for each of the next five years and thereafter.

(Amounts in 000’s)
2014	$31,271
2015	24,915
2016	14,475
2017	39,653
2018	3,738
Thereafter	50,736
Subtotal	164,788
Less: unamortized discounts ($274 classifed as current)	(692)
Plus: unamortized premiums ($93 classified as current)	314
Total notes and other debt	$164,410

Debt Covenant Compliance

As of June 30, 2013, the Company (including its consolidated VIE) has over twenty different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of June 30, 2013, the

Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.

Senior Debt—Guaranteed by HUD

Hearth and Home of Vandalia

In connection with the Company’s January 2012 refinancing of the assisted living facility known as Hearth and Home of Vandalia (“Vandalia”), owned by a wholly owned subsidiary of AdCare, the Company issued a note, insured by HUD, to a financial institution for a total amount of $3.7 million that matures in 2041. The HUD note requires monthly principal and interest payments with a fixed interest rate of 3.74%. The Company incurred deferred financing costs on the note of approximately $0.2 million, which are being amortized to interest expense over the life of the note. The HUD note has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022. This note was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company’s assisted living facilities located in Ohio.

Revolving Credit Facilities and Lines of Credit

PrivateBank Credit Facility

On January 25, 2013, the Company entered into a Memorandum of Agreement with The PrivateBank and Trust Company (“PrivateBank”). Pursuant to the memorandum, three of the Company’s subsidiaries and their collateral, which comprise the three skilled nursing facilities located in Arkansas known as the Aviv facilities, were released from liability under that certain Loan and Security Agreement, dated October 26, 2012 and as so amended, between PrivateBank and the Company (the “PrivateBank Credit Facility”). In exchange for the release from liability under the loan agreement, the Company made a payment in the amount of $0.7 million on December 28, 2012. The memorandum did not change the maximum amount that may be borrowed under the loan agreement by the Company, which remains $10.6 million.

On June 27, 2013, certain wholly-owned subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, dated as of June 26, 2013, which modified that certain Loan Agreement, dated March 30, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification, PrivateBank waives certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR of one of the subsidiaries that is the operator of the Company’s skilled nursing facility located in Little Rock, Arkansas.

As of June 30, 2013, $6.5 million was outstanding of the maximum borrowing amount of $10.6 million under the PrivateBank Credit Facility.  There were also $1.9 million of outstanding letters of credit that are pledged as collateral of borrowing capacity on this revolver.

Gemino Northwest Credit Facility

On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino Healthcare Finance, LLC (“Gemino”). The Northwest Credit Facility provides for a $1.0 million principal amount senior-secured revolving credit facility.

The Northwest Credit Facility matures on January 31, 2015 and interest accrues on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest shall also pay to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. In the event the Northwest Credit Facility is terminated prior to January 31, 2015, Northwest shall also be required to pay a fee to Gemino in an amount equal to 1.0% of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in, without limitation, the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. The Company has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.

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

On June 25, 2013, Northwest entered into a First Amendment to the Credit Agreement which amended the Northwest Credit Facility. The amendment, among other things: (i) amends certain financial covenants regarding fixed charge coverage ratio and minimum EBITDA; and (ii) amends the credit facility to include the Bonterra Credit Facility (discussed below) as an affiliated credit agreement in determining whether certain financial covenants are being met.

On June 28, 2013, Georgetown HC&R Nursing, LLC and Sumter N&R, LLC, both wholly-owned subsidiaries of the Company, entered into a Joinder Agreement, Second Amendment and Supplement to Credit Agreement with Northwest and Gemino pursuant to which such subsidiaries became additional borrowers under the Northwest Credit Facility. Pursuant to the joinder, the borrowers granted a continuing security interest in, among other things, their accounts receivables, payment intangibles, chattel paper, general intangibles, collateral relating to any accounts or payment intangibles, commercial lockboxes and cash, as additional collateral under the Northwest Credit Facility. In connection with the execution of the joinder, the borrowers issued an amended and restated revolving promissory note in favor of Gemino in the amount of $1.5 million.

As of June 30, 2013, $0.9 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.

Gemino Bonterra Credit Facility

On May 30, 2013, the ADK Bonterra/Parkview, LLC, a wholly-owned subsidiary of the Company (“Bonterra”), entered into a Fourth Amendment to Credit Agreement with Gemino, which amended that certain Credit Agreement dated April 27, 2011 between Bonterra and Gemino (as amended, the “Bonterra Credit Facility”) . The amendment, among other things: (i) extends the term of the Bonterra Credit Facility from January 31, 2014 to January 31, 2015; (ii) amends certain financial covenants regarding Bonterra’s fixed charge coverage ratio and maximum loan turn days; and (iii) amends the Gemino-Bonterra credit facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met.

As of June 30, 2013, $1.2 million was outstanding of the maximum borrowing amount of $2.0 million under the Bonterra Credit Facility.

KeyBank Credit Facility

On May 31, 2013, certain subsidiaries of the Company entered into a First Amendment to Secured Loan Agreement and Payment Guaranty (the “KeyBank Amendment”) with KeyBank National Association (“KeyBank”) which amended that certain Secured Loan Agreement, dated December 28, 2012, between the Company and KeyBank (the “KeyBank Credit Facility”). Pursuant to the KeyBank Amendment, KeyBank waives any default or events of default that may exist relating to the Company’s: (i) failure to timely file with the SEC its Annual Report on Form 10-K for the year ended December 31, 2012; (ii) process of restating its previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012; and (iii) non-compliance with the continued listing standards of the NYSE MKT LLC, as well as certain other events. The KeyBank Amendment, among other things: (1) establishes a special account under the sole dominion and control of KeyBank pursuant to which certain subsidiaries of the Company shall deposit certain funds, on a monthly basis, to be held as collateral; (2) amends certain financial covenants regarding such subsidiaries implied debt service coverage and furnishing of certain financial information; and (3) amends certain financial covenants provided for in a guaranty made by the Company for the benefit of KeyBank relating to the KeyBank Credit Facility. In addition, as a condition precedent for KeyBank to enter into the KeyBank Amendment, the Company granted a first-priority security interest in the real property and improvements, leases and rents, revenues and accounts receivables relating to the 32 unit assisted-living facility located in Mountain View, Arkansas known as the Stone County Residential Care Center. The KeyBank Amendment also requires the Company to pledge to KeyBank, as additional collateral, that certain secured promissory note dated December 28, 2012, issued by CHP Acquisition Company, LLC (“CHP”) to the Company in the amount of $3.6 million (as amended, the “CHP Note”); provided, however, that the Company shall be entitled to any excess payments of principal or prepayments over $2.0 million made by CHP on the CHP Note (see Note 11 — Discontinued Operations ).

On June 27, 2013, the Company entered into a Second Amendment to Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the KeyBank Credit Facility. Pursuant to the amendment: (i) KeyBank waives the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio and implied debt service coverage such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; and (ii) KeyBank and the Company agreed to amend certain financial covenants regarding the Company’s fixed charge ratio.

As of June 30, 2013, $15.4 million was outstanding under the KeyBank Credit Facility.

Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010

In February 2013, there was a conversion of a $0.02 million convertible promissory note, which was part of the October 26, 2010 note offering, at a price of $3.73 per share and resulted in the issuance of 6,635 shares of common stock.  In March 2013, another conversion of a $0.02 million convertible promissory note, which was also a part of the October 26, 2010 offering, at a price of $3.73 per share, resulted in the issuance of 6,635 shares of common stock.  In April 2013, another conversion of a $0.3 million convertible promissory note, which was part of the October 26, 2010 offering, at a price of $3.73 per share, resulted in the issuance of 67,024 shares of common stock.

Subordinated Convertible Promissory Notes Issued in 2011

In April 2013, there was a conversion of a $0.05 million convertible promissory note, which was part of the March 31, 2011 note offering, at a price of $4.80 per share and resulted in the issuance of 10,438 shares of common stock.

Other Debt

During March 2013, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for the insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2013 and matures on December 31, 2013.  The total amount financed was approximately $2.4 million requiring monthly payments of $0.2 million with interest ranging from 2.87% to 4.79%.  The outstanding amount was approximately $1.3 million at June 30, 2013.

On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value.  The Company used the proceeds to pay the principal balance of the mortgage note with respect to the building of approximately $0.1 million.

NOTE 10.                     ACQUISITIONS

On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee.  The Company deposited $0.4 million of earnest money escrow deposits in February 2013.  On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013. In connection with the termination of the Purchase and Sale Agreement, the Company is seeking the return of $0.4 million previously deposited earnest money escrow deposits.  On August 1, 2013, the Company entered into a settlement agreement regarding the return of the $0.4 million previously deposited earnest money escrow deposits (see Note 18-Subsequent Events).

The Company incurred acquisition costs of approximately $0.5 million and $0.6 million during the three and six months ended June 30, 2013, and $0.5 million and $0.8 million during the three and six months ended June 30, 2012, respectively.  Acquisition costs are recorded  in “Other Income (Expense)” section of the Consolidated Statements of  Operations.

During the six months ended June 30, 2012, the Company acquired a total of five skilled nursing facilities and one assisted living facility.

Unaudited Pro forma Financial Information

Acquisitions have been included in the consolidated financial statements since the dates of the acquisition. The following table represents pro forma results of consolidated operations as if all of the 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

Three Months Ended June 30,
(Amounts in 000s)	2012
Pro forma revenue	$48,127
Pro forma operating expenses	$44,678
Pro forma (loss) income from operations	$3,449

Six Months Ended June 30,
(Amounts in 000s)	2012
Pro forma revenue	$103,968
Pro forma operating expenses	$100,169
Pro forma (loss) income from operations	$3,799

The forgoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

NOTE 11.                       DISCONTINUED OPERATIONS

As part of the Company’s strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business.  In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities.  The results of operations and cash flows for the home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, and the two facilities in Tybee Island, Georgia are reported as discontinued operations in 2013 and 2012.

Total revenues from discontinued operations were $1.7 million and $3.9 million for the three and six months ended June 30, 2013, respectively, and $3.8 million and $7.4 million for the three and six months ended June 30, 2012, respectively.  Net loss from discontinued operations was $0.9 million and  $1.2 million for the three months and six months ended June 30, 2013, respectively, and a net income of $0.2 million and $0.01 million for the three and six months ended June 30, 2012, respectively. Interest expense included in discontinued operations was approximately $0.01 million and $0.07 million for the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2012, respectively.  In the quarter ended June 30, 2013, the Company recognized an impairment loss of $0.7 million related to two facilities in Tybee Island, Georgia.

On February 28, 2013, the Company completed the sale of the facility known as Lincoln Lodge Retirement Residence and used the proceeds to pay the principal balance of the HUD mortgage note with respect to the facility of $1.9 million. The Company recognized a gain on the sale of $0.1 million and cash proceeds, net of costs and debt payoff, of $0.7 million.

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

In June 2013, the Company entered into a Release Agreement with CHP amending the terms of the $3.6 million Seller Note issued in the connection with the sale of four of the six Ohio assisted living facilities sold to CHP in the fourth quarter of 2012.  In exchange for a reduction in the Vandalia purchase price by $0.4 million, CHP agreed to immediately payoff the Seller Note resulting in a net payment of $3.2 million.  Proceeds from the $3.2 million payment were used to fund a $2.0 million increase in collateralized restricted cash required by one of the Company’s lenders and $1.2 million was received by the Company for working capital purposes.  The Company recognized a loss on the sale of Vandalia of $0.4 million.

On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value.  The Company used the proceeds to pay the principal balance of the mortgage note with respect to the building of approximately $0.1 million.

Assets and liabilities of the disposal groups held for sale at June 30, 2013 and December 31, 2012 are as follows:

(Amounts in 000’s)	June 30, 2013	December 31, 2012
Property and equipment, net	$400	$5,840
Other assets	—	319
Assets of disposal group held for sale	$400	$6,159

Other liabilities	$60	$—
Notes payable	—	3,662
Liabilities of disposal group held for sale	$60	$3,662

NOTE 12.                       PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

The change-in-control provision requires the Series A Preferred Stock to be classified as temporary equity because, although deemed a remote possibility, a purchaser could acquire a majority of the voting power of the outstanding common stock without company approval, thereby triggering redemption. FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, requires classification outside of permanent equity for redeemable instruments for which the redemption triggers are outside of the issuer’s control. The assessment of whether the redemption of an equity security could occur outside of the issuer’s control is required to be made without regard to the probability of the event or events that may result in the instrument becoming redeemable.

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

NOTE 13.                       STOCK BASED COMPENSATION

Stock Incentive Plans

The Company has three share-based compensation plans: the AdCare Health Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”), the 2005 Stock Option Plan of AdCare Health Systems, Inc. (the “2005 Plan”) and the 2004 Stock Option Plan of AdCare Health Systems, Inc. (the “2004 Plan”) which provide for the granting of qualified incentive and non-qualified stock options to employees, directors, consultants and advisors. The 2011 Plan also permits the granting of restricted stock to employees, directors, consultants and advisors.  The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2011 Plan to make future grants. The number of options under the 2004 Plan and 2005 Plan outstanding at June 30, 2013 totaled 31,528.  The maximum number of shares of common stock which can be issued under the 2011 Plan is 2,100,000 at June 30, 2013.

The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate.  Expected volatilities are based on historical volatility of the Company’s common stock.  The term of employee options and warrants granted is based on historical exercises of employee options and warrants.  The term of non-employee warrants is based on the term of the associated contract.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term as described.

The assumptions used in calculating the fair value of employee common stock options granted during the six months ended June 30, 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Six Months Ended June 30, 2013
Expected volatility	60.0 - 63.2%
Expected life (in years)	5.2
Expected dividend yield	—
Risk-free interest rate	0.71% - 0.75%

The weighted-average grant date fair value for options granted during the six months ended June 30, 2013 was approximately $2.41.

The assumptions used in calculating the fair value of employee common stock warrants granted during the six months ended June 30, 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Six Months Ended June 30, 2013
Expected volatility	60.1%
Expected life (in years)	5.2
Expected dividend yield	—
Risk-free interest rate	0.88%

The weighted-average grant date fair value for options granted during the six months ended June 30, 2013 was approximately $3.06.

Employee Common Stock Options

Activity with respect to employee stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2012	1,350,861	$4.57
Granted	258,000	$4.59
Exercised	(10,370)	$3.52
Unvested options forfeited or cancelled	(88,151)	$3.95
Vested options expired	(30,562)	$1.30
Outstanding at June 30, 2013	1,479,778	$4.68	6.8	$818
Vested at June 30, 2013	402,852	$4.45	4.6	$268

Total unrecognized compensation expense related to non-vested stock options at June 30, 2013, was approximately $1.4 million and is expected to be recognized over a weighted-average period of 2.2 years.

Employee Common Stock Warrants

Activity with respect to employee common stock warrants is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2012	1,806,024	$2.99
Granted	70,000	$5.90
Exercised	—	$—
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	—	$—
Outstanding at June 30, 2013	1,876,024	$3.10	5.3	$3,272
Vested at June 30, 2013	1,631,020	$2.85	4.8	$3,188

Total unrecognized compensation expense related to non-vested employee stock warrants at June 30, 2013, was approximately $0.4 million and is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock

In June 2012, the Company approved issuing, pursuant to the 2011 Plan, 270,000 shares of common stock with a three-year restriction on transfer to its nine directors.  The restricted stock has all the rights of a shareholder from the date of grant, including, without limitation the right to receive dividends and the right to vote. The Company calculated the fair value of the restricted stock to be equal to the closing stock price of $3.20 on the date of grant.  The related compensation expense is being recognized over the three-year restricted period.

On July 2, 2012, in connection with the issuance of the $7.5 million principal amount of 8% subordinated convertible notes,  the Company granted 50,000 shares of restricted common stock with a one year restriction on transferability to the placement agent as partial consideration for its service on the offering.  The Company calculated the fair value of the restricted stock to be equal to the closing stock price of $3.50 on the date of grant date.  The related compensation expense is included in deferred loan costs and is being amortized as interest expense over the term of the 8% subordinated convertible notes.  The expense for the three and six months ended June 30, 2013 was less than $0.01 million and $0.02 million with unrecognized expense of approximately $0.03 million remaining at June 30, 2013.

Activity with respect to restricted stock is summarized as follows:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2012	283,500	$3.20
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2013	283,500	$3.20

Total unrecognized compensation expense related to non-vested restricted stock at June 30, 2013, was approximately $0.6 million and is expected to be recognized over a weighted-average period of 1.9 years.

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

Activity with respect to nonemployee common stock warrants is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,961,457	$3.78
Granted	—	$—
Exercised	(28,825)	$1.05
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	(28,941)	$2.27
Outstanding at June 30, 2013	1,903,691	$3.84	1.3	$1,838
Vested at June 30, 2013	1,903,691	$3.84	1.3	$1,838

For the three and six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2013	2012	2013	2012
Employee compensation:
Stock options	$154	$114	$341	$222
Employee warrants	35	57	60	115
Total option and warrants compensation	$189	$171	$401	$337
Board restricted stock	75	11	150	11
Total Employee Compensation Expense	$264	$182	$551	$348

Non-employee compensation:
Warrants	$—	$1,052	$—	$1,354
Less: Deferred financing and prepaid services	—	(750)	—	(1,027)
Amortization of prepaid services	4	—	8	—
Total Nonemployee Compensation Expense	$4	$302	$8	$327

NOTE 14.                       VARIABLE INTEREST ENTITIES

As further described in Note 20 to our Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company has certain variable interest entities that are required to be consolidated because AdCare has control as primary beneficiary. A “primary beneficiary” is the party in a VIE that has both of the following characteristics:  (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

On June 22, 2013, the Company and Riverchase Village ADK, LLC (“Riverchase”), an entity owned and controlled by Christopher Brogdon (the Company’s Vice Chairman and a greater than 10% beneficial owner of the common stock), agreed to mutually terminate the five-year year management agreement, dated June 22, 2010.  Riverchase owns Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama.  Pursuant to the management agreement, a subsidiary of the Company supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility.

On June 22, 2013, a wholly owned subsidiary of the Company and Mr. Brogdon amended the Option Agreement, dated June 22, 2010, pursuant to which the Company has the exclusive and irrevocable right to acquire from Mr. Brogdon all of the issued and outstanding membership interests in Riverchase, which owns the Riverchase Village facility.  The amendment extended the option provided for thereby from June 22, 2013 to June 22, 2014.

The following summarizes the assets and liabilities of the variable interest entity included in the consolidated balance sheets:

(Amounts in 000’s)	June 30, 2013	December 31, 2012
Cash	$(1)	$(38)
Accounts receivable	81	—
Restricted investments	302	343
Property and equipment, net	5,981	5,974
Other assets	401	391
Total assets	$6,764	$6,670

Accounts payable	$1,802	$1,316
Accrued expenses	190	67
Current portion of notes payable	92	92
Notes payable, net of current portion	5,951	6,033
Non-controlling interest	(1,271)	(838)
Total liabilities	$6,764	$6,670

NOTE 15.                       FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended June 30, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

(Amounts in 000’s)	Level 1:	Level 2:	Level 3:	Total at June 30
Derivative liability - 2013	—	—	$3,284	$3,284
Derivative liability - 2012	—	—	$3,630	$3,630

Set forth below is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2013:

(Amounts in 000’s)	Derivative Liability
Beginning balance, December 31, 2012	$3,630
Converted debt	(157)
Derivative gain	(189)
Ending balance, June 30, 2013	$3,284

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

Operating Leases

The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  Facility rent expense totaled $1.8 million and $3.5 million for the three and six months ended June 30, 2013, respectively, and $1.7 million and $3.5 million for the three and six months ended June 30, 2012, respectively.

Five of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years ending 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of June 30, 2013.

Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. In recent periods, including as of June 30, 2013, the Company has not been in compliance with certain financial and administrative covenants of this lease agreement. The Company has obtained a waiver for each instance of such non-compliance.

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

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of June 30, 2013, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.

In 2012, the Company was named as a defendant in two related lawsuits asserting breach of contract claims arising out of consulting agreements executed in 2010 in connection with the Company’s becoming the operator of certain leased facilities that were previously operated by a third-party. The same transaction was already the subject of litigation commenced by the Company in 2011 against several entities which had previously operated the leased facilities. After becoming the operator of the leased facilities, the Company incurred certain losses for pre-closing activities for which the Company was entitled to indemnification. The Company sought to enforce its rights to indemnity by filing a lawsuit against the former operators of the leased facilities for breach of contract and related tort claims, and the Company proceeded to set off its losses against payment due under the consulting agreements referenced above. The defendants filed counterclaims against the Company. In the third quarter of 2012, a settlement was reached with respect to the three lawsuits that permitted the Company to eliminate a previously accrued liability in light of the lower than expected settlement amount of $1.0 million resulting in a non-cash settlement gain of $0.4 million recognized in the third quarter of 2012. During the third quarter of 2012, $0.3 million of the settlement was paid.  During the six months ended June 30, 2013, $0.1 million of the settlement was paid, leaving $0.2 million remaining balance to be paid during the remainder of 2013.

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

The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.  On July 26, 2013, the AdCare Defendants (with the other defendant parties) filed: (i) a motion to dismiss the fraud claims; and (ii) a motion to transfer the proceeding to the U.S. District Court for the Northern District of Georgia.

Commitments

Special Termination Benefits

During the quarter ended June 30, 2013, the Company incurred certain salary retirement and continuation costs $0.1 million related to separation agreements with certain of the Company’s former officers. The benefits include wage continuation and fringe benefits which are to be paid out to these former employees over various future periods ranging up to a 6-month period. The remaining unpaid balance accrued as of June 30, 2013 is $0.1 million.

Commitment to Future Lease Payments

A leased skilled nursing facility has signed a security agreement associated with the lessor, Covington Realty, LLC, in conjunction with the lessor’s refinancing of the project through HUD. The commitment gives the lender the right to pursue the facility for unpaid lease payments to the lessor.

NOTE 17.                       RELATED PARTY TRANSACTIONS

As of June 30, 2013, there have been no material changes to the disclosure with respect to related party transactions included in Item 13 to our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:

Riverchase—Management Agreement Termination

On June 22, 2013, the Company and Riverchase, an entity owned and controlled by Mr. Brogdon, agreed to mutually terminate the five-year year management agreement, dated June 22, 2010.  Riverchase owns Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama.  Pursuant to the management agreement, a subsidiary of the Company supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility.

Riverchase—Option Agreement Extension

On June 22, 2013, a wholly owned subsidiary of the Company and Mr. Brogdon amended the Option Agreement, dated June 22, 2010, pursuant to which the Company has the exclusive and irrevocable right to acquire from Mr. Brogdon all of the issued and outstanding membership interests in Riverchase, which owns the Riverchase Village facility.  The amendment extended the option provided for thereby from June 22, 2013 to June 22, 2014.

NOTE 18.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

On July 26, 2013, a wholly-owned subsidiary of the Company entered into management agreements with entities owned and controlled by Mr. Brogdon, which entities own the skilled-nursing facilities located in Oklahoma known as Harrah Nursing Center, McLoud Nursing Center and Mecker Nursing Center.  Pursuant to the management agreements, the AdCare subsidiary has agreed to manage the operations of these facilities.  The management agreements have initial terms of five years and shall renew automatically for one-year terms thereafter.  Persuant to the management agreements, the entities owned and controlled by Mr. Brogdon which own the facilities shall pay to the AdCare subsidiary a fee equal to 5% of the monthly gross revenues of the facilities.  The management agreements may be terminated by the parties at any time upon 30 days’ prior written notice.

On August 1, 2013, a wholly-owned subsidiary of the Company entered into a settlement agreement with Avalon Health Care, LLC (“Avalon”) and Hughes and White (“H&W”) in connection with the termination of the Purchase and Sale Agreement and the distribution of the $0.4 million previously deposited earnest money escrow deposits.  Pursuant to the agreement, H&W released and distributed $0.3 million to the Company and $0.1 million to Avalon of the $0.4 million earnest money escrow deposits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), owns and operates skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of June 30, 2013, operates 47 facilities comprised of 43 skilled nursing facilities, three assisted living facilities and one independent living/senior housing facility totaling approximately 4,800 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of June 30, 2013, of the total 47 facilities, the Company owned and operated 26 facilities, leased and operated nine facilities, and managed 12 facilities, one of which is a consolidated variable interest entity. As part of the Company’s strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business; therefore, this business is reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012, the Company entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility have an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and one in May, 2013. On June 30, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia.  The two skilled nursing facilities had an aggregate of 135 units in service. These two facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations).

The Company owns and manages skilled nursing facilities (“SNF”) and assisted living facilities.  The Company delivers skilled nursing, assisted living and home health services through wholly owned separate operating subsidiaries.  During the first quarter of 2013, the Company discontinued management services on one facility, and in the second quarter the Company entered into two sublease agreements and reported two additional discontinued operations, bringing our Company’s total bed count to 4,781 at June 30, 2013.  The following tables provide summary information regarding our recent acquisitions and facility composition.

	June 30, 2013	June 30, 2012
Cumulative number of facilities	47	41
Cumulative number of operational beds	4,781	4,149

		Number of Facilities at June 30, 2013
State	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	VIE	Total
Alabama	408	2	—	—	1	3
Arkansas	1,041	10	—	—	—	10
Georgia	1,379	4	7	—	—	11
Missouri	80	—	1	—	—	1
North Carolina	106	1	—	—	—	1
Ohio	705	4	1	3	—	8
Oklahoma	882	3	—	8	—	11
South Carolina	180	2	—	—	—	2
Total	4,781	26	9	11	1	47

Facility Type
Skilled Nursing	4,482	24	9	10	—	43
Assisted Living	216	2	—	—	1	3
Independent Living	83	—	—	1	—	1
Total	4,781	26	9	11	1	47

Liquidity

For the six months ended and as of June 30, 2013, we had a net loss of $9.7 million and negative working capital of $28.4 million. At June 30, 2013, we had $10.2 million in cash and cash equivalents and $164.4 million in indebtedness, including current maturities and discontinued operations, of which $31.0 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $11.4 million and $4.5 million that mature in October 2013 and March 2014, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding outstanding subordinated convertible promissory notes and approximately $7.0 million of bullet maturities due February 2014 that the Company believes will be refinanced on a longer term basis but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $16.3 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $4.7 million for the 12 months ending June 30, 2014.  We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although, we anticipate the conversion to common stock of the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $11.4 million and $4.5 million that mature in October 2013 and March 2014, respectively, we believe that our anticipated cash flow and committed funding sources would allow us to pay these notes in cash. These promissory notes are convertible at the option of the holder into shares of common stock of the Company at $3.73 per share and $4.80 per share, respectively. The closing price of the common stock exceeded $4.00 per share from January 1, 2013 through August 8, 2013, except for the last three trading days in March 2013. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2013.  As discussed further below, if we were required to pay these subordinated convertible promissory notes in cash and were unable to refinance the $7.0 million of bullet maturities due February 2014, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

Based on existing cash balances, anticipated cash flows for the 12 months ending June 30, 2014, the anticipated refinancing of the $7.0 million of bullet maturities due February 2014, and anticipated new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $73.9 million of debt payments and maturities due between 2015 and 2017, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

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

On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee.  The Company deposited $0.4 million of earnest money escrow deposits in February 2013.  On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013. In connection with the termination of the Purchase and Sale Agreement, the Company is seeking the return of $0.4 million previously deposited earnest money escrow deposits.  On August 1, 2013, the Company entered into a settlement agreement regarding the return of the $0.4 million previously deposited earnest money escrow deposits (see Note 18-Subsequent Events).

The Company incurred acquisition costs total of approximately $0.5 million and $0.6 million during the three and six months ended June 30, 2013, respectively, and $0.5 million and $0.8 million during the three and six months ended June 30, 2012, respectively.  Acquisition costs are recorded in “Other Income (Expense)” section of the consolidated statements of operations.

During the six months ended June 30, 2012, the Company acquired a total of five skilled nursing facilities and one assisted living facility.

Divestitures

As part of the Company’s strategy to focus on the growth of its skilled nursing business, the Company decided in the fourth quarter of 2011 to exit the home health business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. On June 12, 2013, the Company executed two sublease arrangements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities.  The results of operations and cash flows for the home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, and the two facilities in Tybee Island, Georgia are reported as discontinued operations in 2013 and 2012.

On February 28, 2013, the Company completed the sale of the facility known as Lincoln Lodge Retirement Residence and used the proceeds to pay the principal balance of the HUD mortgage note with respect to the facility of $1.9 million. The Company recognized a gain on the sale of approximately $0.1 million and cash proceeds, net of costs and debt payoff, of $0.6 million.

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

In June 2013, the Company entered into a Release Agreement with CHP amending the terms of the $3.6 million Seller Note issued in the connection with the sale of four of the six Ohio assisted living facilities sold to CHP in the fourth quarter of 2012.  In exchange for a reduction in the Vandalia purchase price by $0.4 million, CHP agreed to immediately payoff the Seller Note resulting in a net payment of $3.2 million.  Proceeds from the $3.2 million payment were used to fund a $2.0 million increase in collateralized restricted cash required by one of the Company’s lenders and $1.2 million was received by the Company for working capital purposes.  The Company recognized a loss on the sale of Vandalia of $0.4 million.

On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value.  The Company used the proceeds to pay the principal balance of the mortgage note with respect to the building of approximately $0.1 million.

The following table summarizes the activity of Discontinued Operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(Amounts in 000’s)	2013	2012
Total revenues from discontinued operations	$1,693	$5,182
Net (loss) income from discontinued operations	$(936)	$163
Interest expense, net from discontinued operations	$12	$165
Income tax expense from discontinued operations	$—	$10
Loss on sale of assets from discontinued operations	$260	$—

	Six Months Ended June 30,
(Amounts in 000’s)	2013	2012
Total revenues from discontinued operations	$3,942	$10,286
Net (loss) income from discontinued operations	$(1,214)	$77
Interest expense, net from discontinued operations	$71	$348
Income tax expense from discontinued operations	$—	$12
Loss on sale of assets from discontinued operations	$447	$—

Primary Performance Indicators

The Company owns and manages skilled nursing facilities and assisted living facilities, and delivers its services through wholly owned separate operating subsidiaries.

The Company focuses on two primary indicators in evaluating its financial performance. Those indicators are facility occupancy and patient mix. Facility occupancy is critical, since higher occupancy generally leads to higher revenues. In addition, concentrating on increasing the number of Medicare covered admissions (“the patient mix”) helps in increasing revenues. The Company includes commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in the Company’s Medicare utilization percentages and analysis. The Company also evaluates “Same Facilities” and “Recently Acquired Facilities” results. Same Facilities represent those owned and leased facilities the Company began to operate prior to April 1, 2012. Recently Acquired Facilities results represents those owned and leased facilities the Company began to operate subsequent to April 1, 2012.

Patient mix at the Company’s skilled nursing facilities for the three and six months ended June 30, 2013 and 2012 was as follows:

	Patient Mix (SNF only)
	Three Months Ended June 30,
	Same Facilities		Recently Acquired Facilities		All Facilities
	2013	2012	2013	2012	2013	2012
Medicare	15.1%	15.7%	17.5%	n/a	15.7%	14.9%
Medicaid	71.5%	71.7%	71.4%	n/a	71.5%	72.3%
Other	13.4%	12.6%	11.1%	n/a	12.8%	12.8%
Total	100.0%	100.0%	100.0%	n/a	100.0%	100.0%

	Patient Mix (SNF only)
	Six Months Ended June 30,
	Same Facilities		Recently Acquired Facilities		All Facilities
	2013	2012	2013	2012	2013	2012
Medicare	15.6%	15.6%	16.8%	n/a	15.9%	15.2%
Medicaid	70.8%	71.8%	71.3%	n/a	70.9%	72.1%
Other	13.6%	12.6%	11.9%	n/a	13.2%	12.7%
Total	100.0%	100.0%	100.0%	n/a	100.0%	100.0%

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

Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the three months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30, 2013:
	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization		Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End (1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	74.4%	9.7%	$3,848	$388.20	$165.85
Arkansas	1,009	1,009	63.5%	18.2%	$13,051	$441.61	$172.83
Georgia	1,379	1,379	90.6%	16.0%	$23,612	$445.80	$155.82
Missouri	80	80	78.5%	17.8%	$1,059	$408.07	$134.76
North Carolina	106	106	72.9%	14.7%	$1,554	$457.77	$166.92
Ohio	293	293	85.6%	15.2%	$5,127	$436.25	$166.21
Oklahoma	318	318	69.9%	14.3%	$3,734	$425.55	$137.84
South Carolina	180	180	86.3%	14.5%	$2,824	$385.10	$164.20
Total	3,669	3,669	78.6%	15.7%	$54,809	$436.07	$160.18

	For the Three Months Ended June 30, 2012:
	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization		Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End (1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	82.5%	11.1%	$4,984	$388.50	$192.01
Arkansas	1,009	957	61.2%	10.9%	$10,879	$392.81	$171.48
Georgia	1,245	1,245	89.0%	17.4%	$21,583	$456.45	$150.04
Missouri	80	80	63.0%	16.2%	$817	$407.07	$128.35
North Carolina	106	106	79.6%	17.8%	$1,709	$450.91	$163.31
Ohio	293	293	84.7%	16.0%	$5,318	$473.81	$158.63
Oklahoma	—	—	—	—	—	—	—
South Carolina	—	—	—	—	—	—	—
Total	3,037	2,985	77.9%	14.9%	$45,290	$439.89	$161.35

(1) Excludes managed beds which are not consolidated.

(2) ADC is the Average Daily Census.

(3) PPD is the Per Patient Day equivalent.

Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the six months ended June 30, 2013 and 2012 were as follows:

	For the Six Months Ended June 30, 2013:
	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization		Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End (1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	73.8%	11.0%	$7,681	$392.10	$166.62
Arkansas	1,009	1,009	61.8%	18.1%	$25,531	$436.61	$173.21
Georgia	1,379	1,379	89.6%	16.2%	$47,349	$448.75	$157.12
Missouri	80	80	75.4%	16.7%	$2,051	$423.33	$134.39
North Carolina	106	106	77.5%	15.7%	$3,320	$456.21	$164.28
Ohio	293	293	85.6%	16.6%	$10,634	$444.55	$167.08
Oklahoma	318	318	68.8%	14.2%	$7,481	$437.12	$137.81
South Carolina	180	180	82.6%	13.1%	$5,382	$397.44	$163.40
Total	3,669	3,669	77.5%	15.9%	$109,429	$438.90	$160.87

	For the Six Months Ended June 30, 2012:
	Operational	Period’s		Medicare
	Beds at	Average	Occupancy	Utilization		Medicare
	Period	Operational	(Operational	(Skilled	Total	(Skilled)	Medicaid
State (SNF Only)	End (1)	Beds	Beds)	%ADC)(2)	Revenues	$PPD(3)	$PPD(3)
Alabama	304	304	83.1%	12.0%	$9,865	$379.77	$187.40
Arkansas	1,009	728	64.5%	11.6%	$17,291	$376.20	$171.42
Georgia	1,245	1,245	89.6%	16.6%	$42,685	$457.20	$148.74
Missouri	80	80	62.2%	20.1%	$1,735	$399.85	$130.91
North Carolina	106	106	84.3%	18.0%	$3,614	$458.03	$159.00
Ohio	293	293	83.8%	16.9%	$10,558	$464.79	$158.69
Oklahoma	—	—	—	—	—	—	—
South Carolina	—	—	—	—	—	—	—
Total	3,037	2,756	80.6%	15.2%	$85,748	$436.45	$159.34

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

There have been no significant changes during the six months ended June 30, 2013 to the items that the Company disclosed as its critical accounting policies and use of estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Same and Recently Acquired Facility Occupancy and Revenue Analysis:

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Same Facilities	81.9%	82.0%	81.2%	82.4%
Recently Acquired Facilities	69.9%	50.7%	67.8%	50.7%
All Facilities	78.4%	77.5%	77.3%	79.9%

	Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2013	2012	2013	2012
Same Facilities	$40,504	$42,200	$81,587	$83,699
Recently Acquired Facilities	15,419	4,190	30,055	4,190
All Facilities	$55,923	$46,390	$111,642	$87,889

Comparison for the three months ended June 30, 2013 and 2012

The table below summarizes the operating results for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(Amounts in 000’s)	2013	2012	Change	Percent Change
Revenues:
Patient care revenues	$55,923	$46,390	$9,533	21%
Management revenues	498	525	(27)	-5%
Total revenues	56,421	46,915	9,506	20%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	47,495	36,476	11,019	30%
General and administrative expenses	4,505	4,295	210	5%
Audit committee investigation expense	848	—	848	—
Facility rent expense	1,758	1,745	13	1%
Depreciation and amortization	1,867	1,426	441	31%
Salary retirement and continuation costs	149	—	149	—
Total Expense	56,622	43,942	12,680	29%
(Loss) Income from Operations	(201)	2,973	(3,174)	-107%
Other Income (Expense):
Interest expense, net	(3,355)	(3,280)	(75)	2%
Acquisition costs, net of gains	(477)	(524)	47	-9%
Derivative (loss) gain	(1,947)	352	(2,299)	-653%
Loss on extinguishment of debt	(25)	—	(25)	0%
Loss on disposal of assets	(4)	—	(4)	0%
Other expense	—	(13)	13	-100%
Total other expense, net	(5,808)	(3,465)	(2,343)	68%
Loss from Continuing Operations Before Income Taxes	(6,009)	(492)	(5,517)	1121%
Income tax expense	—	(18)	18	-100%
Loss from Continuing Operations	$(6,009)	$(510)	$(5,499)	1078%

Patient Care Revenues—Total patient care revenues increased by $9.5 million, or 21% for the three months ended June 30, 2013 as compared to the same period in 2012.  The increase was primarily the result of the eleven skilled nursing facilities and one assisted living facility acquired in 2012, as well as the improvement in patient mix and a slight increase in facility occupancy.

Management Revenues—Management revenues (net of eliminations) decreased by $0.01 million, or 5% for the three months ended June 30, 2013, as compared to the same period in 2012.   The decrease was primarily due to the discontinuance of one management contract in February 2013.

Cost of Services—Cost of services increased by $11.0 million, or 30%, during the three months ended June 30, 2013, as compared to the same period in 2012.  The increase was primarily due to the eleven skilled nursing facilities and one assisted living facility acquired during 2012.  Cost of services as a percentage of patient care revenue increased from 78.6% at June 30, 2012 to 84.9% at June 30, 2013.  The increase in cost of services as a percentage of patient care revenue is primarily due to the effect in 2013 from the operations of certain 2012 acquired facilities prior to the Company achieving completion of its cost reduction optimization strategy for acquired facilities.  In addition, in 2012, the Company limited the ability for employees to accumulate earned but unused vacation beyond the current calendar year 2012.  As a result, the vacation time previously accumulated had to be used by the employee by the end of the calendar year 2012 or it would have been forfeited therefore the vacation accrual and expense was adjusted accordingly in 2012.

General and Administrative—General and administrative costs increased by $0.2 million to $4.5 million for the three months ended June 30, 2013, compared to $4.3 million for the same period in 2012. The increase is primarily due to the following: (i) increase of approximately $0.2 million in expense due to a new data center agreement, (ii) increase in accounting and audit expense of approximately $0.4 million, offset by a (iii) decrease in salaries, wage and employee benefits expense of approximately $0.1 million, (iv) decrease in  legal costs of approximately $0.1 million, (v) decrease of approximately $0.1 million in investor relations costs, and (vi) decrease of approximately $0.1 million in SEC reporting costs. As a percentage of revenue, general and administrative costs declined to 8.0% for the three months ended June 30, 2013, compared to 8.9% for the same period in 2012, reflecting increased leverage of the Company’s fixed costs over the scale of expanding operations from acquisitions.

Audit Committee Investigation Expense—As previously disclosed, the Audit Committee, in consultation with management, concluded that: (i) the Company’s previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the “Relevant Financial Statements”) should no longer be relied upon due to errors in the Relevant Financial Statements identified in connection with the audit of the Company’s financial statements for the year ended December 31, 2012; and (ii) the Company would restate the Relevant Financial Statements. The Audit Committee initiated a further review of, and inquiry with respect to, the accounting and financial issues related to these and other potential errors and engaged counsel to assist the Audit Committee with such matters.  The Audit Committee completed its inquiry and, in connection therewith, assisted in the correction of certain errors relating to accounting and financial matters and identified certain material weaknesses in the Company’s internal control over financial reporting, including weakness in the Company’s ability to appropriately account for complex or non-routine transactions and in the quality and sufficiency of the Company’s finance and accounting resources. On July 8, 2013, the Company restated the Relevant Financial Statements by filing with the SEC amendments to its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

In connection with the restatement process and the Audit Committee’s review and inquiry, the Company has incurred significant professional services costs and other expenses which have been recognized as a special charge for approximately $0.8 million for the three months ended June 30, 2013.

Depreciation and Amortization—Depreciation and amortization for the three months ended June 30, 2013 increased by $0.5 million to $1.9 million, compared to $1.4 million for the same period in 2012. The depreciation increase is directly related to the 2012 acquisition activity.

Salary Retirement and Continuation Costs—For the three months ended June 30, 2013, salary retirement and continuation costs were $0.1 million relating to separation agreements with certain of the Company’s former officers. The costs include wage continuation and fringe benefits which are to be paid out to these former employees through December 2013.

Interest Expense, net—Interest expense, net increased by $0.1 million, or 2%, to $3.4 million for the three months ended June 30, 2013, compared to $3.3 million for the same period in 2012. The Company has entered into numerous debt instruments in relation to the Company’s growth strategy for the acquisition of the facilities which began in the third quarter of 2010.

Acquisition Costs, net of Gains—For the three months ended June 30, 2013, acquisition costs were $0.5 million compared to $0.5 million for the same period in 2012. This is due to the current quarter costs related to the Avalon acquisition, which was terminated (see Note 10 — Acquisitions), as compared to acquisition activity during the three months ended June 30, 2012.

Derivative Gain/Loss—For the three months ended June 30, 2013, the derivative loss was $1.9 million, compared to a gain of $0.4 million for the same period in 2012.  The decrease of 653% was due to volatility of the Company’s stock price during the second quarter of 2013. The derivative is a product of subordinated convertible promissory notes entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the period in comparison to the beginning of the period. The fair value of the derivative instrument was $3.3 million at June 30, 2013 compared to $3.6 million at December 31, 2012.

Comparison for the six months ended June 30, 2013 and 2012

The table below summarizes the operating results for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(Amounts in 000’s)	2013	2012	Change	Percent Change
Revenues:
Patient care revenues	$111,642	$87,889	$23,753	27%
Management revenues	1,008	1,049	(41)	-4%
Total revenues	112,650	88,938	23,712	27%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	95,117	71,170	23,947	34%
General and administrative expenses	9,433	8,248	1,185	14%
Audit committee investigation expense	1,982	—	1,982	—
Facility rent expense	3,495	3,503	(8)	0%
Depreciation and amortization	3,670	2,970	700	24%
Salary retirement and continuation costs	149	—	149	—
Total Expense	113,846	85,891	27,955	33%
(Loss) Income from Operations	(1,196)	3,047	(4,243)	-139%
Other Income (Expense):
Interest expense, net	(6,791)	(5,780)	(1,011)	17%
Acquisition costs, net of gains	(574)	(817)	243	-30%
Derivative (loss) gain	189	763	(574)	-75%
Loss on extinguishment of debt	(27)	—	(27)	0%
(Loss) gain on disposal of assets	(4)	2	(6)	0%
Other expense	—	(29)	29	-100%
Total other expense, net	(7,207)	(5,861)	(1,346)	23%
Loss from Continuing Operations Before Income Taxes	(8,403)	(2,814)	(5,589)	199%
Income tax expense	(78)	(19)	(59)	311%
Loss from Continuing Operations	$(8,481)	$(2,833)	$(5,648)	199%

Patient Care Revenues—Total patient care revenues increased by $23.8 million, or 27% for the six months ended June 30, 2013 as compared to the same period in 2012.  The increase was primarily the result of the eleven skilled nursing facilities and one assisted living facility acquired in 2012, as well as the improvement in patient mix and average reimbursement rates, partially offset by a reduction in facility occupancy.

Management Revenues—Management revenues (net of eliminations) decreased by $0.01 million, or 4% for the six months ended June 30, 2013, as compared to the same period in 2012.   The decrease was primarily due to the discontinuance of one management contract in February 2013.

Cost of Services—Cost of services increased by $23.9 million, or 34%, during the six months ended June 30, 2013, as compared to the same period in 2012.  The increase was primarily due to the eleven skilled nursing facilities and one assisted living facility acquired during 2012.  Cost of services as a percentage of patient care revenue increased from 81.0% at June 30, 2012 to 85.2% at June 30, 2013.  The increase in cost of services as a percentage of patient care revenue is primarily due to the effect in 2013 from the operations of certain 2012 acquired facilities prior to the Company achieving completion of its cost reduction optimization strategy for acquired facilities.  In addition, in 2012, the Company limited the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, the vacation time previously accumulated must be used by the employee by the end of the calendar year or it will be forfeited therefore the vacation accrual and expense was adjusted accordingly.

General and Administrative—General and administrative costs increased by $1.2 million to $9.4 million for the six months ended June 30, 2013, compared to $8.2 million for the same period in 2012. The increase is primarily due to the following: (i) increases in salaries, wage and employee benefits expense of approximately $0.4 million due to the Company’s increased corporate overhead structure in response to the growth needs and the opening of an accounting service center located in Roswell, Georgia, (ii) increase in repair and maintenance expense of approximately $0.1 million, (iii) increase of approximately $0.4 million in expense due to a new data center agreement, (iv) increase of approximately $0.1 million in employee stock compensation amortization, (v) increase in accounting and audit expense of approximately $0.4 million, offset by a (vi) decrease of approximately $0.1 million in contract service expense, and (vii) decrease of approximately $0.1 million in insurance expense.  As a percentage of revenue, general and administrative costs declined to 8.4% for the six months ended June 30, 2013, compared to 9.0% for the same period in 2012, reflecting increased leverage of the Company’s fixed costs over the scale of expanding operations from acquisitions.

Audit Committee Investigation Expense—As previously disclosed, the Audit Committee, in consultation with management, concluded that: (i) the Company’s previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the “Relevant Financial Statements”) should no longer be relied upon due to errors in the Relevant Financial Statements identified in connection with the audit of the Company’s financial statements for the year ended December 31, 2012; and (ii) the Company would restate the Relevant Financial Statements. The Audit Committee initiated a further review of, and inquiry with respect to, the accounting and financial issues related to these and other potential errors and engaged counsel to assist the Audit Committee with such matters.  The Audit Committee completed its inquiry and, in connection therewith, assisted in the correction of certain errors relating to accounting and financial matters and identified certain material weaknesses in the Company’s internal control over financial reporting, including weakness in the Company’s ability to appropriately account for complex or non-routine transactions and in the quality and sufficiency of the Company’s finance and accounting resources. On July 8, 2013, the Company restated the Relevant Financial Statements by filing with the SEC amendments to its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

In connection with the restatement process and the Audit Committee’s review and inquiry, the Company has incurred significant professional services costs and other expenses which have been recognized as a special charge for approximately $2.0 million for the six months ended June 30, 2013.

Depreciation and Amortization—Depreciation and amortization for the six months ended June 30, 2013 increased by $0.7 million to $3.7 million, compared to $3.0 million for the same period in 2012. The depreciation increase is directly related to the 2012 acquisition activity.

Salary Retirement and Continuation Costs—For the six months ended June 30, 2013, salary retirement and continuation costs were $0.1 million relating to separation agreements with certain of the Company’s former officers. The costs include wage continuation and fringe benefits which are to be paid out to these former employees through December 2013.

Interest Expense, net—Interest expense, net increased by $1.0 million, or 17%, to $6.8 million for the six months ended June 30, 2013, compared to $5.8 million for the same period in 2012. The Company has entered into numerous debt instruments in relation to the Company’s growth strategy for the acquisition of the facilities which began in the third quarter of 2010.

Acquisition Costs, net of Gains—For the six months ended June 30, 2013, acquisition costs decreased by $0.2 million, or 30%, to $0.6 million, compared to $0.8 million for the same period in 2012. The decrease was a result of less acquisition activity during the six months ended June 30, 2013 compared to the same period in 2012.

Derivative Gain/Loss—For the six months ended June 30, 2013, the derivative gain was $0.2 million, compared to $0.8 million for the same period in 2012.  The decrease of 75% was due to volatility of the Company’s stock price during the second quarter of 2013. The derivative is a product of subordinated convertible promissory notes entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the period in comparison to the beginning of the period. The fair value of the derivative instrument was $3.3 million at June 30, 2013 compared to $3.6 million at December 31, 2012.

Income Tax Expense—The Company recognized an income tax expense for the six months ended June 30, 2013, of $0.1 million, compared to an income tax expense of $0.02 million for the same period in 2012.  Income tax expense for the Company is related to state and local taxes.

Liquidity and Capital Resources

For the six months ended and as of June 30, 2013, we had a net loss of $9.7 million and negative working capital of $28.4 million. At June 30, 2013, we had $10.2 million in cash and cash equivalents and $164.4 million in indebtedness, including current maturities and discontinued operations, of which $31.0 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $11.4 million and $4.5 million that mature in October 2013 and March 2014, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding outstanding subordinated convertible promissory notes and approximately $7.0 million of bullet maturities due February 2014 that the Company believes will be refinanced on a longer term basis but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $16.3 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $4.7 million for the 12 months ending June 30, 2014.  We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although we anticipate the conversion to common stock of the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $11.4 million and $4.5 million that mature in October 2013 and March 2014, respectively, we believe that our anticipated cash flow and committed funding sources would allow us to pay these notes in cash. These promissory notes are convertible at the option of the holder into shares of common stock of the Company at $3.73 per share and $4.80 per share, respectively. The closing price of the common stock exceeded $4.00 per share from January 1, 2013 through August 8, 2013, except for the last three trading days in March 2013. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2013.  As discussed further below, if we were required to pay these subordinated convertible promissory notes in cash and were unable to refinance the $7.0 million of bullet maturities due February 2014, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

Based on existing cash balances, anticipated cash flows for the 12 months ending June 30, 2014, the anticipated refinancing of the $7.0 million of bullet maturities due February 2014, and anticipated new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $73.9 million of debt payments and maturities due between 2015 and 2017, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

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

The following table presents selected data from the Company’s consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2013	2012
Net cash (used in) provided by operating activities - continuing operations	$(768)	$7
Net cash provided by operating activities - discontinued operations	415	64
Net cash used in investing activities - continuing operations	(5,481)	(40,912)
Net cash provided by (used in) investing activities - discontinued operations	1,645	(61)
Net cash provided by financing activities - continuing operations	364	42,888
Net cash used in financing activities - discontinued operations	(1,890)	(97)
Net change in cash and cash equivalents	(5,715)	1,889
Cash and cash equivalents at beginning of period	15,937	7,364
Cash decrease due to deconsolidation of variable interest entities	—	(180)
Cash and cash equivalents at end of period	$10,222	$9,073

Six Months Ended June 30, 2013

Net cash used in operating activities—continuing operations for the six months ended June 30, 2013, was approximately $0.8 million, consisting primarily of the Company’s loss from operations, non cash charges and changes in working capital, including increased accounts receivable of $4.7 million, and increased prepaid expenses of $1.3 million, offset by a decrease of $5.5 million in accounts payable and accrued expenses.

Net cash used in investing activities—continuing operations for the six months ended June 30, 2013, was approximately $5.5 million. This is primarily the result of capital expenditures and the increase in restricted cash and investments and escrow deposits for acquisitions.  The net cash provided by investing activities—discontinued operations was approximately $1.6 million for the six months ended June 30, 2013, related to proceeds from the sale of two additional assisted living facilities.

Net cash provided by financing activities—continuing operations was approximately $0.4 million for the six months ended June 30, 2013. This is primarily the result of proceeds received of $2.4 million under the Company’s insurance premium financing and $3.2 million from notes receivable, offset by repayment of $4.0 million on notes payable and $0.3 million on lines of credit, debt issuance costs of $0.3 million and payment of the preferred stock dividend of $0.6 million. Net cash used in financing activities—discontinued operations was approximately $1.9 million consisting of repayments of existing debt obligations related to the sale of the Lincoln Lodge Retirement Residence facility.

Six Months Ended June 30, 2012

Net cash provided by operating activities—continuing operations for the six months ended June 30, 2012, was $0.007 million, consisting primarily of the Company’s loss from operations offset by positive changes in working capital and noncash charges.

Net cash used in investing activities—continuing operations for the six months ended June 30, 2012, was approximately $40.9 million. This is primarily the result of funding the Company’s acquisitions, including making escrow deposits as well as capital expenditures.

Net cash provided by financing activities—continuing operations was approximately $42.9 million for the six months ended June 30, 2012.  This is primarily the result of cash proceeds received from warrant exercises, the public stock offering, and proceeds from debt financings to fund the Company’s acquisitions, partially offset by repayments of existing debt obligations and debt issuance costs.

Notes Payable and Other Debt

Total notes payable and other debt obligations as of June 30, 2013 and December 31, 2012 were as follows:

(Amounts in 000’s)	June 30, 2013	December 31, 2012
Senior debt - guaranteed by HUD (a)	$4,121	$9,699
Senior debt - guaranteed by USDA	28,068	28,370
Senior debt - guaranteed by SBA	6,072	6,189
Senior debt - bonds, net of discount	16,151	16,265
Senior debt - other mortgage indebtedness	73,551	75,188
Revolving credit facilities and lines of credit	8,879	9,204
Convertible debt issued in 2010, net of discount	11,077	10,948
Convertible debt issued in 2011	4,459	4,509
Convertible debt issued in 2012	7,500	7,500
Other debt	4,532	4,004
Total	$164,410	$171,876
Less: current portion	31,090	19,387
Less: portion included in liabilities of disposal group held for sale	—	3,662
Notes payable and other debt, net of current portion	$133,320	$148,827

(a)

The senior debt - guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) includes $3.6 million related to the Vandalia HUD mortgage note classified as liabilities of disposal group held for sale at December 31, 2012, that was assumed by the buyer of the Hearth & Home of Vandalia assisted living facility that the Company sold in a transaction that closed in May 2013.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of June 30, 2013 for each of the next five years and thereafter.

(Amounts in 000’s)
2014	$31,271
2015	24,915
2016	14,475
2017	39,653
2018	3,738
Thereafter	50,736
Subtotal	164,788
Less: unamortized discounts ($274 classifed as current)	(692)
Plus: unamortized premiums ($93 classified as current)	314
Total notes and other debt	$164,410

Debt Covenant Compliance

As of June 30, 2013, the Company (including its consolidated variable interest entity) has over twenty different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e.; facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of June 30, 2013, the

Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.

The following table includes financial covenant requirements as of the last measurement date as of or prior to June 30, 2013 in instances where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at June 30, 2013 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to June 30, 2013.

Credit Facility	June 30, 2013 (Displayed in Thousands)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
PrivateBank - Line of Credit	$6,524	Subsidiary	Rent and debt service coverage ratio	Quarterly	1.25	1.55		1.25
		Consolidated	Guarantor minimum debt service coverage ratio (DSCR)	Annual	1.00	1.01		1.00
		Consolidated	Guarantor maximum leverage ratio	Annual	11.00	9.55		11.00

Contemporary Healthcare Capital - Term Note and Line of Credit - Companion Care	$5,253	Subsidiary	Minimum implied current ratio	Quarterly	1.00	1.44		1.00
		Subsidiary	Minimum liquidity (displayed in thousands)	Quarterly	$250	$404		$250
		Subsidiary	Debt Service Coverage Ratio	Quarterly	1.00	-0.69	*	1.00
		Subsidiary	Minimum Occupancy	Quarterly	70.00%	72.23%		70.00%

PrivateBank - Mortgage Note - Valley River	$11,373	Consolidated	DSCR	Annual	1.00	1.01		1.00

Square 1 USDA - Term Note - Homestead	$3,494	Subsidiary	Current ratio	Quarterly	1.00	1.17		1.00
		Subsidiary	Maximum debt to net worth	Quarterly	9.00	3.00		9.00
		Subsidiary	Tangible net worth	Quarterly	10.0%	25.0%		10.0%

PrivateBank - Mortgage Note - West Markham	$13,665	Subsidiary	EBITDAR (displayed in thousands)	Monthly	$150	$(41	)*	$150
		Subsidiary	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	0.44	*	1.05
		Consolidated	DSCR	Annual	1.00	1.01		1.00
		Consolidated	Maximum Annual Leverage	Annual	11.00	9.55		11.00

KeyBank - Mortgage Note - Northridge - Woodland Hills -	$15,400	Subsidiary	Debt Service Coverage Ratio	Quarterly	1.00	-0.18	*	1.20
		Consolidated	FCCR	Quarterly	0.85	0.73	*	1.10

PrivateBank - Mortgage Note - Glenvue	$6,489	Subsidiary	DSCR	Quarterly	1.35	2.71		1.35
		Consolidated	DSCR	Annual	1.00	1.01		1.00
		Consolidated	Maximum leverage	Annual	11.00	9.55		11.00

PrivateBank - Mortgage Note - Woodland Manor	$4,656	Subsidiary	Minimum quarterly EBITDAR (displayed in thousands)	Quarterly	$250	$256		$250
		Subsidiary	Minimum trailing twelve month FCCR	Quarterly	1.10	1.22		1.10

Medical Clinic Board of the City of Hoover - Bonds	$6,290	VIE	DSCR	Annual	1.20	0.20	*	1.20
		VIE	Days cash on hand	Annual	15	0	*	15
		VIE	Trade payables	Annual	10.0%	0.0	%*	10.00%

City of Springfield - Bonds	$7,230	Subsidiary	DSCR	Annual	1.10	0.83	*	1.10
		Subsidiary	Days Cash on Hand	Annual	15	0.52	*	15
		Subsidiary	Trade payables	Annual	10.0%	57.90	%*	10.0%

* - Waiver or amendment for violation of covenant obtained.

Senior Debt—Guaranteed by HUD

Hearth and Home of Vandalia

In connection with the Company’s January 2012 refinancing of the assisted living facility known as Hearth and Home of Vandalia (“Vandalia”), owned by a wholly owned subsidiary of AdCare, the Company issued a note, insured by HUD, to a financial institution for a total amount of $3.7 million that matures in 2041. The HUD note requires monthly principal and interest payments with a fixed interest rate of 3.74%. The Company incurred deferred financing costs on the note of approximately $0.2 million, which are being amortized to interest expense over the life of the note. The HUD note has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022. This note was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company’s assisted living facilities located in Ohio.

Revolving Credit Facilities and Lines of Credit

PrivateBank Credit Facility

On January 25, 2013, the Company entered into a Memorandum of Agreement with The PrivateBank and Trust Company (“PrivateBank”). Pursuant to the memorandum, three of the Company’s subsidiaries and their collateral, which comprise the three skilled nursing facilities located in Arkansas known as the Aviv facilities, were released from liability under that certain Loan and Security Agreement, dated October 26, 2012 and as so amended, between PrivateBank and the Company (the “PrivateBank Credit Facility”). In exchange for the release from liability under the loan agreement, the Company made a payment in the amount of $0.7 million on December 28, 2012. The memorandum did not change the maximum amount that may be borrowed under the loan agreement by the Company, which remains $10.6 million.

On June 27, 2013, certain wholly-owned subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, dated as of June 26, 2013, which modified that certain Loan Agreement, dated March 30, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification, PrivateBank waives certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR of one of the subsidiaries that is the operator of the Company’s skilled nursing facility located in Little Rock, Arkansas.

As of June 30, 2013, $6.5 million was outstanding of the maximum borrowing amount of $10.6 million under the PrivateBank Credit Facility.  There were also $1.9 million of outstanding letters of credit that are pledged as collateral of borrowing capacity on this revolver.

Gemino Northwest Credit Facility

On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino Healthcare Finance, LLC (“Gemino”). The Northwest Credit Facility provides for a $1.0 million principal amount senior-secured revolving credit facility.

The Northwest Credit Facility matures on January 31, 2015 and interest accrues on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest shall also pay to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. In the event the Northwest Credit Facility is terminated prior to January 31, 2015, Northwest shall also be required to pay a fee to Gemino in an amount equal to 1.0% of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in, without limitation, the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. The Company has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.

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

On June 25, 2013, the Northwest entered into a First Amendment to the Credit Agreement which amended the Northwest Credit Facility. The amendment, among other things: (i) amends certain financial covenants regarding fixed charge coverage ratio and minimum EBITDA; and (ii) amends the credit facility to include the Bonterra Credit Facility (discussed below) as an affiliated credit agreement in determining whether certain financial covenants are being met.

On June 28, 2013, Georgetown HC&R Nursing, LLC and Sumter N&R, LLC, both wholly-owned subsidiaries of the Company, entered into a Joinder Agreement, Second Amendment and Supplement to Credit Agreement with Northwest and Gemino pursuant to which such subsidiaries became additional borrowers under the Northwest Credit Facility. Pursuant to the joinder, the borrowers granted a continuing security interest in, among other things, their accounts receivables, payment intangibles, chattel paper, general intangibles, collateral relating to any accounts or payment intangibles, commercial lockboxes and cash, as additional collateral under the Northwest Credit Facility. In connection with the execution of the joinder, the borrowers issued an amended and restated revolving promissory note in favor of Gemino in the amount of $1.5 million.

As of June 30, 2013, $0.9 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.

Gemino Bonterra Credit Facility

On May 30, 2013, the ADK Bonterra/Parkview, LLC, a wholly-owned subsidiary of the Company (“Bonterra”), entered into a Fourth Amendment to Credit Agreement with Gemino, which amended that certain Credit Agreement dated April 27, 2011 between Bonterra and Gemino (as amended, the “Bonterra Credit Facility”) . The amendment, among other things: (i) extends the term of the Bonterra Credit Facility from January 31, 2014 to January 31, 2015; (ii) amends certain financial covenants regarding Bonterra’s fixed charge coverage ratio and maximum loan turn days; and (iii) amends the Gemino-Bonterra credit facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met.

As of June 30, 2013, $1.2 million was outstanding of the maximum borrowing amount of $2.0 million under the Bonterra Credit Facility.

KeyBank Credit Facility

On May 31, 2013, certain subsidiaries of the Company entered into a First Amendment to Secured Loan Agreement and Payment Guaranty (the “KeyBank Amendment”) with KeyBank National Association (“KeyBank”) which amended that certain Secured Loan Agreement, dated December 28, 2012, between the Company and KeyBank (the “KeyBank Credit Facility”). Pursuant to the KeyBank Amendment, KeyBank waives any default or events of default that may exist relating to the Company’s: (i) failure to timely file with the SEC its Annual Report on Form 10-K for the year ended December 31, 2012; (ii) process of restating its previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012; and (iii) non-compliance with the continued listing standards of the NYSE MKT LLC, as well as certain other events. The KeyBank Amendment, among other things: (1) establishes a special account under the sole dominion and control of KeyBank pursuant to which certain subsidiaries of the Company shall deposit certain funds, on a monthly basis, to be held as collateral; (2) amends certain financial covenants regarding such subsidiaries implied debt service coverage and furnishing of certain financial information; and (3) amends certain financial covenants provided for in a guaranty made by the Company for the benefit of KeyBank relating to the KeyBank Credit Facility. In addition, as a condition precedent for KeyBank to enter into the KeyBank Amendment, the Company granted a first-priority security interest in the real property and improvements, leases and rents, revenues and accounts receivables relating to the 32 unit assisted-living facility located in Mountain View, Arkansas known as the Stone County Residential Care Center. The KeyBank Amendment also requires the Company to pledge to KeyBank, as additional collateral, that certain secured promissory note dated December 28, 2012, issued by CHP Acquisition Company, LLC (“CHP”) to the Company in the amount of $3.6 million (as amended, the “CHP Note”); provided, however, that the Company shall be entitled to any excess payments of principal or prepayments over $2.0 million made by CHP on the CHP Note (see Note 11 — Discontinued Operations ).

On June 27, 2013, the Company entered into a Second Amendment to Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the KeyBank Credit Facility. Pursuant to the amendment: (i) KeyBank waives the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio and implied debt service coverage such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; and (ii) KeyBank and the Company agreed to amend certain financial covenants regarding the Company’s fixed charge ratio.

As of June 30, 2013, $15.4 million was outstanding under the KeyBank Credit Facility.

Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010

In February 2013, there was a conversion of a $0.02 million convertible promissory note, which was part of the October 26, 2010 note offering, at a price of $3.73 per share and resulted in the issuance of 6,635 shares of common stock.  In March 2013, another conversion of a $0.02 million convertible promissory note, which was also a part of the October 26, 2010 offering, at a price of $3.73 per share, resulted in the issuance of 6,635 shares of common stock.  In April 2013, another conversion of a $0.3 million convertible promissory note, which was part of the October 26, 2010 offering, at a price of $3.73 per share, resulted in the issuance of 67,024 shares of common stock.

Subordinated Convertible Promissory Notes Issued in 2011

In April 2013, there was a conversion of a $0.05 million convertible promissory note, which was part of the March 31, 2011 note offering, at a price of $4.80 per share and resulted in the issuance of 10,438 shares of common stock.

Other Debt

During March 2013, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for the insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2013 and matures on December 31, 2013.  The total amount financed was approximately $2.4 million requiring monthly payments of $0.2 million with interest ranging from 2.87% to 4.79%.  The outstanding amount was approximately $1.3 million at June 30, 2013.

On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value.  The Company used the proceeds to pay the principal balance of the mortgage note with respect to the building of approximately $0.1 million.

Receivables

The Company’s operations could be adversely affected if we experience significant delays in reimbursement from Medicare, Medicaid or other third-party revenue sources. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash and patient accounts receivable and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by the staff at our facilities in the processing of our invoices, could adversely affect our liquidity and results of operations.

Accounts receivable attributable to patient services of continuing operations totaled $32.7 million at June 30, 2013, compared to $27.5 million at December 31, 2012, representing approximately 53 and 50 days of revenue in accounts receivable as of June 30, 2013 and December 31, 2012, respectively. The increase in accounts receivable is primarily the result of increased revenue in 2013.

The allowance for bad debt was $4.6 million and $3.7 million at June 30, 2013 and December 31, 2012, respectively. The Company continually evaluates the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. The Company continues to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

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

Off-Balance Sheet Arrangements

There were $1.9 million of outstanding letters of credit of June 30, 2013 that are pledged as collateral of borrowing capacity on the PrivateBank Credit Facility.

Contractual Obligations - Operating Leases

The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  For the three months ended June 30, 2013 and 2012, facility rent expense totaled $1.8 million and $1.7 million, respectively.  For the six months ended June 30, 2013 and 2012, facility rent expense totaled $3.5 million and $3.5 million, respectively.

Five of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years terminating in 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of June 30, 2013.

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

Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations

Due to the material amount of non-cash related items included in the Company’s results of operations, the Company has developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA from continuing operations for the six months ended June 30, 2013 was $5.2 million compared $6.4 million for the six months ended June 30, 2012.  The Company has also developed an Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR from continuing operations”) metric that is used primarily in some debt covenants of the Company’s loans.

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

The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations and EBITDAR from continuing operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2013	2012	2013	2012
Condensed Consolidated Statement of Operations Data:
Net loss	$(6,945)	$(347)	$(9,695)	$(2,756)
Discontinued operations	936	(163)	1,214	(77)
Loss from continuing operations (Per GAAP)	(6,009)	(510)	(8,481)	(2,833)
Add back:
Interest expense, net	3,355	3,280	6,791	5,780
Income tax expense	—	18	78	19
Amortization of stock based compensation	291	182	551	371
Depreciation and amortization	1,867	1,426	3,670	2,970
Acquisition costs, net of gain	477	524	574	817
Loss on extinguishment of debt	25	—	27	—
Derivative (gain) loss	1,947	(352)	(189)	(763)
Loss (gain) on disposal of assets	4	—	4	(2)
Audit committee investigation expense and other	848	—	1,982	—
Salary retirement and continuation costs	149	—	149	—
Adjusted EBITDA from continuing operations	2,954	4,568	5,156	6,359
Facilty rent expense	1,758	1,745	3,495	3,503
Adjusted EBITDAR from continuing operations	$4,712	$6,313	$8,651	$9,862

Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations should not be considered in isolation or as a substitute for net income, income from operations or cash flows provided by, or used in, operations as determined in accordance with GAAP.  Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations are used by management to focus on operating performance and management without mixing in items of income and expense that relate to the financing and capitalization of the business, fixed rent or lease payments of facilities, derivative loss or gain, certain acquisition related charges and other non-routine adjustments.

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

Item 4.  Controls and Procedures.

Audit Committee Review and Inquiry

As previously disclosed, the Audit Committee, in consultation with management, concluded in March 2013 that: (i) the Relevant Financial Statements (i.e., the Company’s previously issued financial statements for the quarters ended June 30, 2012, June 30, 2012 and September 30, 2012) should no longer be relied upon due to errors in the Relevant Financial Statements identified in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2012; and (ii) the Company would restate the Relevant Financial Statements.

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

On July 8, 2013, the Company restated the Relevant Financial Statements by filing with the SEC amendments to its Quarterly Reports on Form 10 Q/A for the quarters ended June 30, 2012, June 30, 2012 and September 30, 2012.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013  (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

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

Other than the remediation efforts discussed above, which occurred in 2013 and have included the involvement of our new finance and accounting leadership in the preparation, review, and approval of the consolidated financial statements included in this Quarterly Report, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.  On July 26, 2013, the AdCare Defendants (with the other defendant parties) filed: (i) a motion to dismiss the fraud claims; and (ii) a motion to transfer the proceeding to the U.S. District Court for the Northern District of Georgia.

Item 1A.  Risk Factors.

Disclosure in response to Item 1A of Form 10-Q is not required to be provided by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, 2013, the Company issued to the holder of a subordinated convertible promissory note dated October 31, 2010, 81,211 shares of common stock upon conversion of $300,000 of the principal amount thereof. The conversion price was $3.73 per share of common stock. The subordinated convertible note was issued, and the shares of common stock issued upon conversion thereof were issued, pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied upon such exemption based upon representations made by such holder regarding, among other things, the holder’s status as an accredited investor (as such term is defined under the Securities Act).

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On July 26, 2013, a wholly-owned subsidiary of the Company entered into management agreements with entities owned and controlled by Mr. Brogdon, which entities own the skilled-nursing facilities located in Oklahoma known as Harrah Nursing Center, McLoud Nursing Center and Meeker Nursing Center.  Pursuant to the management agreements, the AdCare subsidiary has agreed to manage the operations of these facilities.  The management agreements have initial terms of five years and shall renew automatically for one-year terms thereafter.  Pursuant to the management agreements, the entities owned and controlled by Mr. Brogdon which own the facilities shall pay to the AdCare subsidiary a fee equal to 5% of the monthly gross revenues of the facilities.  The management agreements may be terminated by the parties at any time upon 30 days’ prior written notice.  For a further description of the Company’s relationship with Mr. Brogdon, see the information set forth in: (1) the section entitled “Note to Consolidated Financial Statements — Note 22. Related Party Transactions” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; and (2) “Note to Consolidated Financial Statements — Note 18. Subsequent Events” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated February 15, 2013, by and among Avalon Health Care, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.27 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

2.2	First Amendment to Purchase and Sale Agreement, dated March 14, 2013, by and between Avalon Health Care, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.28 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

2.3	Reinstatement, Sixth Amendment and Assignment of Purchase and	Incorporated by reference from Exhibit 2.3

	Sale Agreement, dated May 7, 2013, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC	of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed on November 7, 2012

4.1	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference from Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

10.1	Memorandum of Agreement, dated January 25, 2013, by and between The PrivateBank and Trust Company and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference from Exhibit 10.289 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

10.2	Amendment to Secured Promissory Note, dated February 28, 2013, by and between CHP Acquisition Company, LLC and AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.3	Assignment and Assumption of Leases, Rents and Security Deposits, dated February 28, 2013, by and among AdCare Health Systems, Inc., New Lincoln Ltd. and Lincoln Lodge Retirement Residence LLC	Incorporated by reference from Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.4	Release and Assumption Agreement, dated May 6, 2013, by and among H & H of Vandalia LLC, Hearth & Home of Vandalia, Inc., Red Mortgage Capital, LLC and the Secretary of Housing and Urban Development	Incorporated by reference from Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.5	Assignment and Assumption Agreement, dated May 6, 2013, by and between Hearth & Home of Vandalia, Inc. and H & H of Vandalia LLC	Incorporated by reference from Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.6	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and	Incorporated by reference from Exhibit

	between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.7	Credit Agreement, dated May 30, 2012, by and among NW 61st Nursing, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference from Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.8	Revolving Note, dated May 30, 2013, issued by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC in the amount of $1,000,000	Incorporated by reference from Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.9	Subordination Agreement, dated May 30, 2013, by and between First Commercial Bank and Gemino Healthcare Finance, LLC	Incorporated by reference from Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.10	Guaranty Agreement, dated May 30, 2013, made by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference from Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.11	Guaranty Agreement, dated May 30, 2013, made by AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC	Incorporated by reference from Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.12

First Amendment to Secured Loan Agreement and Payment Guaranty, dated May 31, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association

Incorporated by reference from Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.13	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated May 31, 2013, made by Mountain Top Property Holdings, LLC, to and for the benefit of KeyBank National Association	Incorporated by reference from Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.14	Absolute Assignment of Leases and Rents, dated May 31, 2013, by Mountain Top Property Holdings, LLC in favor of KeyBank National Association	Incorporated by reference from Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.15	Pledge and Security Agreement, dated May 31, 2013, between AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference from Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.16	Separation and Release Agreement, dated May 31, 2013, by and between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference from Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.17

Second Amendment to Secured Loan Agreement and Payment Guaranty, dated June 27, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National

Incorporated by reference from Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

Association

10.18

Third Modification Agreement, dated as of June 26, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC and The PrivateBank and Trust Company

Incorporated by reference from Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.19

Joinder Agreement, Second Amendment and Supplement to Credit Agreement , dated June 28, 2013, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC

Incorporated by reference from Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.20	Amended and Restated Revolving Note, dated June 28, 2013, issued by certain subsidiaries of AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC in the amount of $1,500,000	Incorporated by reference from Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.21	Management Fee Subordination Agreement, dated June 28, 2013, by and among Gemino Healthcare Finance, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and AdCare Administrative Services, LLC	Incorporated by reference from Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.22	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Oceanside Operator, LLC	Incorporated by reference from Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.23	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Savannah Beach Operator, LLC	Incorporated by reference from Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.24	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference from Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.25	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference from Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.26	Employment Agreement, dated July 3, 2013, by and between AdCare Health Systems, Inc. and Ronald W. Fleming	Incorporated by reference from Exhibit 10.296 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

10.27	Management Agreement, dated July 26, 2013, by and between Harrah White Meadows Nursing, LLC and AdCare Oklahoma Management, LLC	Filed herewith

10.28	Management Agreement, dated July 26, 2013, by and between MCL Nursing, LLC and AdCare Oklahoma Management, LLC	Filed herewith

10.29	Management Agreement, dated July 26, 2013, by and between Meeker Nursing, LLC and AdCare Oklahoma Management, LLC	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013 and (v) the Notes to Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	August 14, 2013	/s/ Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2013	/s/ Ronald W. Fleming
Ronald W. Fleming
Chief Financial Officer
(Principal Financial and Accounting Officer)