Form 10-Q/A
period 2012-03-31
ADCARE HEALTH SYSTEMS, INC
filed 2013-10-22
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 on

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) of AdCare Health Systems, Inc. and subsidiaries (collectively, the “Company” or “we”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, originally filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2012 (the “Original Filing Date”), as amended by Amendment No. 1 thereto (“Amendment No. 1”) filed with the Commission on July 8, 2013 (as so amended by Amendment No. 1, the “Original Report”). This Amendment No. 2 amends the Original Report to revise Note 9, Notes Payable and Other Debt, to the unaudited consolidated financial statements included therein and Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, to include certain disclosure regarding debt covenant compliance.

This Amendment No. 2 also includes as exhibits certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment No. 2. Except as described above, no other portions of the Original Filing have been revised by this Amendment No. 2.

The Original Report continues to speak as of the Original Filing Date, and the Company has not updated disclosures contained therein to reflect information or events that have occurred since the Original Filing Date, except to reflect the revisions set forth in Amendment No. 1 and as discussed above. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other filings made with the Commission subsequent to the Original Filing Date, including any amendments to those filings.

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

Debt Covenant Compliance

As of March 31, 2012, the Company (including its consolidated variable interest entity) had 26 different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements, In recent periods, including as of March 31, 2012, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements, including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.

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

Debt Covenant Compliance

As of March 31, 2012, the Company (including its consolidated variable interest entity) had 26 different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of March 31, 2012, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements, including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.

The following table includes financial covenant requirements as of the last measurement date as of or prior to March 31, 2012 where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at March 31, 2012 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to March 31, 2012.

Period Ended					March 31, 2012
Credit Facility	Balance at March 31, 2012 (000’s)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	As Reported Financial Covenant Metric Achieved	As Restated Financial Covenant Metric Achieved
Gemino - Line of Credit	$6,717	Consolidated	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.10	0.53	3.49	*
PrivateBank - Line of Credit (Bentonville LOC)	$1,308	Subsidiary	FCCR	Quarterly	1.05	2.16	0.89	*
PrivateBank - Mortgage Note - Homestead, Valley River, Bentonville	$11,678	Subsidiary	EBITDAR(000’s)	Quarterly	$450	$702	$-4	*
		Consolidated	DSCR	Annual	n/a	n/a	n/a
Square 1 USDA - Term Note - Homestead	$3,578	Subsidiary	Current ratio	Quarterly	1.00	0.37	0.27	*
		Subsidiary	Maximum debt to net worth	Quarterly	9.00	7.57	14.34	*
		Subsidiary	Tangible net worth	Quarterly	10.0%	11.7%	6.5	%*
PrivateBank - Mortgage Note - Woodland Manor	$4,783	Subsidiary	Minimum quarterly EBITDAR (000’s)	Quarterly	$250	$301	$280
		Subsidiary	Minimum trailing twelve month FCCR	Quarterly	1.10	1.83	1.92

*     — Waiver or amendment for violation of covenant obtained.

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

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	October 22, 2013	/s/ Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	October 22, 2013	/s/ Ronald W. Fleming
Ronald W. Fleming
Chief Financial Officer
(Principal Financial and Accounting Officer)