Form 10-Q/A
period 2012-06-30
ADCARE HEALTH SYSTEMS, INC
filed 2013-10-22
CIK 1004724

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) of AdCare Health Systems, Inc. and subsidiaries (collectively, the “Company” or “we”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission (the “Commission”) on August 7, 2012 (the “Original Filing Date”), as amended by Amendment No. 1 thereto (“Amendment No. 1”) filed with the Commission on July 8, 2013 (as so amended by Amendment No. 1, the “Original Report”). This Amendment No. 2 amends the Original Report to revise Note 2, Restatement of Previously Issued Consolidated Financial Statements for Cost of services and General and administrative expense and including certain disclosure for Interest expense, net, Note 9, Notes Payable and Other Debt, to the unaudited consolidated financial statements included therein and Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, to include certain disclosure regarding debt covenant compliance.

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

The timing of the correction of certain operating and other costs incurred within the 2012 year that were deferred or capitalized to the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred related to approximately $468,000 for the three months and the six months ended June 30, 2012 and the $3,000 and $5,000 of certain operating expenses that were not recorded in the interim reporting period for the three and six months ended June 30, 2012, respectively.

The adjustment of the reversal of the eliminated management fee expense associated with the correction in the application of the Company’s accounting for certain variable interest entities for approximately $162,000 and $323,000 for the three and six months ended June 30, 2012, respectively.

The timing of certain adjustments to the provision for bad debts in the appropriate interim reporting period within the 2012 year.  The issues primarily related to required adjustments resulting from the timing of recognition for state recoupments for Medicaid overpayments for certain facilities totaling $403,000 for the six months ended June 30, 2012, the delays in collection efforts and lack of timely follow-up on open patient accounts in 2012 for certain facilities totaling $212,000 and $279,000 for the three and six months ended June 30, 2012, respectively, offset by the improper recognition of bad debt expense relating to managed care revenue discussed above in the amount of $56,000 and $192,000 for the three and six months ended June 30, 2012, respectively.

(Amounts in 000’s)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Cost of services (Exclusive of facility rent, depreciation and amortization):
1) Recognition of direct care compensation obligations incurred for the facilities located in Arkansas to reflect proper recognition in the appropriate interim reporting period with the 2012 year	$(258)	$660
2) Recognition of certain payroll related operating expenses:		—
a) Incorrect accounting for accrued vacation	643	803
b) Untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments	41	82
3) Correction of certain operating and other costs incurred within the 2012 year that were incorrectly deferred or capitalized to the balance sheet that should have been expensed in the interim reporting period	468	468
4) Recognition of certain operating expenses that were not recorded in the interim reporting period	3	5
5) Reversal of the eliminated management fee expense associated with the correction in the application of the Company’s accounting for certain variable interest entities	162	323
6) Recognition of certain adjustments to the provision for bad debts in the appropriate interim reporting period within the 2012 year:
a) Untimely recognition of state recoupments for Medicaid overpayments for certain facilities	—	403
b) Delays in collection efforts and lack of timely follow-up on open patient accounts in 2012 for certain facilities	212	279
c) Offset by the improper recognition of bad debt expense relating to managed care revenue	(56)	(192)
Total	$1,215	$2,831

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

The insufficient processes related to accounting for accrued vacation of $62,000 and $77,000 for the three and six months ended June 30, 2012, respectively, and the untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments of $1,000 and $2,000 for the three and six months ended June 30, 2012.

(Amounts in 000’s)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
General and administrative
1) Recognition of certain payroll related operating expenses and other necessary adjustments:
a) Reversal of expense relating to changes to the accrued performance-based incentive obligation	$(700)	$(700)
b) Offset by expense recognition related to an adjustment to the fair value of warrants granted to non-employees	—	25
2) Incorrect expense capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 period	53	74
3) Incorrect accounting for accrued vacation	62	77
4) Untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments	1	2
Total	$(584)	$(522)

•                                          Interest expense, net — Adjustments totaling $350,000 and $349,000 for the three and six months ended June 30, 2012, respectively, related primarily to the following items:

The correction of interest capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 year was approximately $269,000 for the three and six months ended June 30, 2012.

The recognition of expense related to the fair value of warrants granted to non-employees in connection with loan financing fees of approximately $81,000 for the three and six months ended June 30, 2012.

(Amounts in 000’s)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest expense, net
1) Correction of interest capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012	$269	$269
2) Recognition of expense related to the fair value of warrants granted to non-employees in connection with loan financing fees	81	81
3) Rounding	—	(1)
Total	$350	$349

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s previously issued (the “As Reported)” and restated (the “As Restated”) consolidated statement of cash flows for the six months ended June 30, 2012 (in thousands):

	Six Months Ended June 30, 2012
	As Reported	Oklahoma Owners	Other Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(178)	$380	$(2,960)	$(2,758)
Loss from discontinued operations, net of tax	269	—	10	279
Loss from continuing operations	91	380	(2,950)	(2,479)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,258	(238)	284	3,304
Warrants issued for services	—	—	—	—
Stock based compensation expense	347	—	24	371
Lease expense in excess of cash	291	—	—	291
Amortization of deferred financing costs	975	(105)	107	977
Amortization of debt discounts	429	—	(2)	427
Derivative gain	(763)	—	—	(763)
Deferred tax expense	1	—	32	33
Gain on disposal of assets	(2)	—	—	(2)
Provision for bad debts	1,233	(52)	495	1,676
Other noncash items	29	—	(29)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(9,306)	389	97	(8,820)
Prepaid expenses and other	(4)	107	(1)	102
Other assets	50	57	49	156
Accounts payable and accrued expenses	5,081	(953)	980	5,108
Net cash provided by operating activities — continuing operations	1,710	(415)	(914)	381
Net cash used in operating activities — discontinued operations	(426)	—	157	(269)
Net cash provided by operating activities	1,284	(415)	(757)	112

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	—	—	3
Change in restricted cash and investments and escrow deposits for acquisitions	(485)	—	(2,198)	(2,683)
Acquisitions	(8,849)	—	(27,806)	(36,655)
Purchase of property and equipment	(2,569)	201	692	(1,676)
Net cash used in investing activities — continuing operations	(11,900)	201	(29,312)	(41,011)
Net cash used in investing activities — discontinued operations	—	—	—	—
Net cash used in investing activities	(11,900)	201	(29,312)	(41,011)
Cash flows from financing activities:
Proceeds from debt	11,515	—	35,673	47,188
Debt issuance costs	(205)	—	(1,321)	(1,526)
Change in line of credit	312	—	1	313
Exercise of warrants and options	95	—	—	95
Proceeds from stock issuances, net	3,768	—	—	3,768
Repayment of notes payable	(2,763)	94	(4,284)	(6,953)
Net cash provided by financing activities — continuing operations	12,722	94	30,069	42,885
Net cash used in financing activities — discontinued operations	(97)	—	—	(97)
Net cash provided by financing activities	12,625	94	30,069	42,788

Net Change in Cash	2,009	(120)	—	1,889
Cash, Beginning	7,364	(180)	—	7,184
Cash, Ending	$9,373	$(300)	$—	$9,073

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,630	$—	$1,177	$5,807
Income taxes	$46	$—	$(46)	$—
Supplemental Disclosure of Non-cash Activities:
Acquisitions in exchange for debt and equity instruments	$32,720	$—	$(27,720)	$5,000
Warrants issued for financings costs	$390	$—	$175	$565
Noncash debt issuance costs	$3,490	$—	$(3,490)	$—

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

Debt Covenant Compliance

As of June 30, 2012, the Company (including its consolidated variable interest entity) had 27 different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of June 30, 2012, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements, including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.

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

Debt Covenant Compliance

As of June 30, 2012, the Company (including its consolidated variable interest entity) had 27 different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of June 30, 2012, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements, including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.

The following table includes financial covenant requirements as of the last measurement date as of or prior to June 30, 2012 where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at June 30, 2012 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to June 30, 2012.

Period Ended					June 30, 2012
Credit Facility	Balance at June 30, 2012 (000’s)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	As Reported Financial Covenant Metric Achieved	As Restated Financial Covenant Metric Achieved
Gemino - Line of Credit	$7,041	Consolidated	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.10	0.68	0.37	*
PrivateBank - Line of Credit (Bentonville LOC)	$1,900	Subsidiary	FCCR	Quarterly	1.05	1.54	2.69
PrivateBank - Mortgage Note - Homestead, Valley River, Bentonville	$11,617	Subsidiary	EBITDAR(000’s)	Quarterly	$450	$460	$741
		Consolidated	DSCR	Annual	n/a	n/a	n/a
Square 1 USDA - Term Note - Homestead	$3,562	Subsidiary	Current ratio	Quarterly	1.00	0.38	0.28	*
		Subsidiary	Maximum debt to net worth	Quarterly	9.00	6.76	12.23	*
		Subsidiary	Tangible net worth	Quarterly	10.0%	12.9%	7.6	%*
PrivateBank - Term Debt - Certain Arkansas Facilities	$21,724	Subsidiary	EBITDAR (000’s)	Monthly	$100	$236	$(268	)*
		Subsidiary	FCCR	Quarterly	1.05	1.71	.61	*
		Consolidated	DSCR	Annual	n/a	n/a	n/a	***
		Consolidated	Maximum Annual Leverage	Annual	n/a	n/a	n/a	***
PrivateBank - Mortgage Note - Woodland Manor	$4,758	Subsidiary	Minimum quarterly EBITDAR (000’s)	Quarterly	$250	$264	$228	*
		Subsidiary	Minimum trailing twelve month FCCR	Quarterly	1.10	1.82	1.64

*     — Waiver or amendment for violation of covenant obtained.

***  — Covenants commenced in future quarter

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