Form 10-Q/A
period 2012-09-30
ADCARE HEALTH SYSTEMS, INC
filed 2013-10-22
CIK 1004724

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) of AdCare Health Systems, Inc. and subsidiaries (collectively, the “Company” or “we”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, originally filed with the Securities and Exchange Commission (the “Commission”) on November 13, 2012 (the “Original Filing Date”), as amended by Amendment No. 1 thereto (“Amendment No. 1”) filed with the Commission on July 8, 2013 (as so amended by Amendment No. 1, the “Original Report”). This Amendment No. 2 amends the Original Report to revise Note 2, Restatement of Previously Issued Consolidated Financial Statements for Cost of services and General and administrative expense and including certain disclosure for Interest expense, net, Note 9, Notes Payable and Other Debt, to the unaudited consolidated financial statements included therein and Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, to include certain disclosure regarding debt covenant compliance.

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

The timing of recognition of certain payroll related operating expenses and other necessary adjustments to related accrued liabilities to ensure proper recognition in the appropriate interim reporting period within the 2012 year.  The issues primarily relate to insufficient processes related to accounting for accrued vacation of $34,000 and $838,000 for the three and nine months ended September 30, 2012, respectively; and the untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments of $41,000 and $123,000 for the three and nine months ended September 30, 2012, respectively; and the untimely recording of a payroll expense for a certain facility in the amount of $112,000 for the nine months ended September 30, 2012.

The timing of the correction of certain operating and other costs incurred within the 2012 year that were incorrectly deferred or capitalized to the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred totaled approximately $473,000 and $940,000 for the three and nine months ended September 30, 2012, respectively, the timing of the incorrect reversal of the expense associated with a state’s bed tax of $984,000 that should have been expensed in the interim reporting period in which the costs were incurred for the three months ended September 30, 2012, and the $75,000 and $80,000 of certain operating expenses that were not recorded in the interim reporting period for the three and nine months ended September 30, 2012, respectively.

The adjustment of the reversal of the eliminated management fee expense associated with the correction in the application of the Company’s accounting for certain variable interest entities for approximately $159,000 and $482,000 for the three and nine months ended September 30, 2012, respectively.

The timing of certain adjustments to the provision for bad debts in the appropriate interim reporting period within the 2012 year.  The issues primarily related to required adjustments resulted from the timing of recognition for state recoupments for Medicaid overpayments for certain facilities totaling $403,000 for the nine months ended September 30, 2012, the delays in collection efforts and lack of timely follow-up on open patient accounts in 2012 for certain facilities totaling $441,000 and $721,000 for the three and nine months ended September 30, 2012, respectively, offset by the improper recognition of bad debt expense relating to managed care revenue discussed above in the amount of $20,000 and $212,000 for the three and nine months ended September 30, 2012, respectively.

(Amounts in 000’s)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Cost of services (Exclusive of facility rent, depreciation and amortization):
1) Recognition of direct care compensation obligations incurred for the facilities located in Arkansas to reflect proper recognition in the appropriate interim reporting period with the 2012 year	$525	$1,185
2) Recognition of certain payroll related operating expenses:
a) Incorrect accounting for accrued vacation	34	838
b) Untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments	41	123
3) Correction of certain operating and other costs incurred within the 2012 year that were incorrectly deferred or capitalized to the balance sheet that should have been expensed in the interim reporting period	473	940
4) Incorrect reversal of the expense associated with a state’s bed tax that should have been expensed in the interim reporting period in which the costs were incurred	984	984
5) Recognition of certain operating expenses that were not recorded in the interim reporting period	75	80
6) Untimely recording of payroll expense for a certain facility	112	112
7) Reversal of the eliminated management fee expense associated with the correction in the application of the Company’s accounting for certain variable interest entities	159	482
8) Recognition of certain adjustments to the provision for bad debts in the appropriate interim reporting period within the 2012 year:
a) Untimely recognition of state recoupments for Medicaid overpayments for certain facilities	—	403
b) Delays in collection efforts and lack of timely follow-up on open patient accounts in 2012 for certain facilities	441	721
c) Offset by the improper recognition of bad debt expense relating to managed care revenue	(20)	(212)
Total	$2,824	$5,656

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

The timing of the expense incorrectly capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 period of $85,000 and $159,000 for the three and nine months ended September 30, 2012, respectively.

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

(Amounts in 000’s)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
General and administrative
1) Recognition of certain payroll related operating expenses and other necessary adjustments:
a) Reversal of expense relating to changes to the accrued performance-based incentive obligation	$(443)	$(1,143)
b) Offset by expense recognition related to an adjustment to the fair value of warrants granted to non-employees	—	25
2) Incorrect expense capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 period	85	159
3) Incorrect accounting for accrued vacation	3	80
4) Untimely identification and recognition of expenses associated with certain unemployment tax accrual adjustments	—	2
5) Incorrect expense coding originally recorded to Interest expense, net, reclassified to consulting fees in General and administrative	25	25
Total	$(330)	$(852)

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

•                                          Interest expense, net — Adjustments totaling $140,000 and $490,000 for the three and nine months ended September 30, 2012, respectively, related primarily to the following items:

The correction of interest incorrectly capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012 year was approximately $82,000 and $351,000 for the three months and the nine months ended September 30, 2012, respectively,

The recognition of expense related to the fair value of warrants granted to non-employees in connection with loan financing fees of approximately $83,000 and $164,000 for the three and nine months ended September 30, 2012, respectively.

The correction of $25,000 consulting expense originally recorded to Interest expense, net, reclassified to General and administrative for the three and nine months ended September 30, 2012.

(Amounts in 000’s)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest expense, net
1) Correction of interest capitalized on the balance sheet that should have been expensed in the interim reporting period in which the costs were incurred during the 2012	$82	$351
2) Recognition of expense related to the fair value of warrants granted to non-employees in connection with loan financing fees	83	164
3) Correction of $25,000 consulting expense originally recorded to Interest expense, net, reclassified to General and administrative	(25)	(25)
Total	$140	$490

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

Debt Covenant Compliance

As of September 30, 2012, the Company (including its consolidated variable interest entity) had 30 different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of June 30, 2012, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements, including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.

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

Debt Covenant Compliance

As of September 30, 2012, the Company (including its consolidated variable interest entity) had 30 different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of September 30, 2012, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements, including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.

The following table includes financial covenant requirements as of the last measurement date as of or prior to September 30, 2012 where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at September 30, 2012 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to September 30, 2012.

Period Ended					September 30, 2012
Credit Facility	Balance at September 30, 2012 (000’s)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	As Reported Financial Covenant Metric Achieved	As Restated Financial Covenant Metric Achieved
Gemino - Line of Credit	$1,363	Consolidated	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.10	1.16	1.19
PrivateBank - Line of Credit (Thomasville LOC)	$9,075	Subsidiary	Rent and debt service coverage ratio	Quarterly	n/a	n/a	n/a	***
		Consolidated	Guarantor minimum debt service coverage ratio (DSCR)	Annual	n/a	n/a	n/a	***
		Consolidated	Guarantor maximum leverage ratio	Annual	n/a	n/a	n/a	***
Contemporary Healthcare Capital - Term Note - Companion Care	$5,000	Subsidiary	Minimum implied current ratio	Quarterly	1.0	1.4	1.4
		Subsidiary	Minimum liquidity (000’s)	Quarterly	$250	$600	$600
Contemporary Healthcare Capital - Line of Credit - Companion Care	$0	Subsidiary	Minimum implied current ratio	Quarterly	1.0	1.4	1.4
		Subsidiary	Minimum liquidity (000’s)	Quarterly	$250	$600	$600
PrivateBank - Mortgage Note - Homestead, Valley River, Bentonville	$11,556	Subsidiary	EBITDAR (000’s)	Quarterly	$450	$714	$863
		Consolidated	DSCR	Annual	n/a	n/a	n/a
Square 1 USDA - Term Note - Homestead	$3,546	Subsidiary	Current ratio	Quarterly	1.00	0.31	0.23	*
		Subsidiary	Maximum debt to net worth	Quarterly	9.00	6.21	10.70	*
		Subsidiary	Tangible net worth	Quarterly	10.0%	13.9%	8.5	%*
PrivateBank - Term Debt - Certain Arkansas Facilities	$21,689	Subsidiary	EBITDAR (000’s)	Monthly	$175	$17	$(884	)*
		Subsidiary	FCCR	Quarterly	1.05	1.03	.41	*
		Consolidated	DSCR	Annual	n/a	n/a	n/a	***
		Consolidated	Maximum Annual Leverage	Annual	n/a	n/a	n/a	***
PrivateBank - Mortgage Note - Glenvue	$6,580	Subsidiary	DSCR	Quarterly	1.35	2.95	2.23
		Consolidated	DSCR	Annual	n/a	n/a	n/a
		Consolidated	Maximum leverage	Annual	n/a	n/a	n/a
PrivateBank - Mortgage Note - Woodland Manor	$4,732	Subsidiary	Minimum quarterly EBITDAR (000’s)	Quarterly	$250	$287	$110	*
		Subsidiary	Minimum trailing twelve month FCCR	Quarterly	1.10	1.87	1.36

*     - Waiver or amendment for violation of covenant obtained.

*** - Covenants commenced in future quarter

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