Form 10-Q
period 2013-09-30
ADCARE HEALTH SYSTEMS, INC
filed 2013-11-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013:  15,767,645 shares of common stock with no par value were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives. In addition, certain statements included in this Quarterly Report and the Company’s future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this Quarterly Report. These statements are based on the Company’s current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,724	$15,937
Restricted cash and investments	3,473	1,742
Accounts receivable, net of allowance of $5,372 and $3,729	24,305	26,037
Prepaid expenses and other	1,519	489
Assets of disposal group held for sale	400	6,159
Total current assets	42,421	50,364

Restricted cash and investments	11,361	7,215
Property and equipment, net	149,676	151,064
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	5,446	6,844
Goodwill	5,023	5,023
Lease deposits	1,694	1,720
Deferred loan costs, net	4,877	6,137
Other assets	22	3,611
Total assets	$222,991	$234,449

LIABILITIES AND EQUITY

Current liabilities:
Current portion of notes payable and other debt	$21,634	$6,941
Revolving credit facilities and lines of credit	3,111	1,498
Current portion of convertible debt, net of discount	13,803	10,948
Accounts payable	23,054	19,503
Accrued expenses	13,799	13,730
Liabilities of disposal group held for sale	93	3,662
Total current liabilities	75,494	56,282

Notes payable and other debt, net of current portion:
Senior debt	101,316	112,160
Bonds, net of discounts	12,940	16,088
Revolving credit facilities	6,167	7,706
Convertible debt	7,500	12,009
Other debt	231	864
Derivative liability	929	3,630
Other liabilities	1,516	1,394
Deferred tax liability	77	104
Total liabilities	206,170	210,237

Commitments and contingency (Note 16)

Preferred stock, no par value; 1,000 shares authorized; 450 shares issued and outstanding	9,159	9,159

Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 29,000 shares authorized; 15,319 and 14,659 issued and outstanding	45,280	41,644
Accumulated deficit	(36,151)	(25,753)
Total stockholders’ equity	9,129	15,891
Noncontrolling interest in subsidiaries	(1,467)	(838)
Total equity	7,662	15,053
Total liabilities and equity	$222,991	$234,449
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Patient care revenues	$55,344	$52,633	$166,986	$140,522
Management revenues	521	588	1,529	1,637
Total revenues	55,865	53,221	168,515	142,159

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	46,102	44,475	141,219	115,645
General and administrative expense	4,583	3,957	14,017	12,204
Audit committee investigation expense	302	—	2,284	—
Facility rent expense	1,761	1,775	5,256	5,278
Depreciation and amortization	1,888	1,760	5,558	4,730
Salary retirement and continuation costs	5	38	154	38
Total expenses	54,641	52,005	168,488	137,895

Income from Operations	1,224	1,216	27	4,264

Other Income (Expense):
Interest expense, net	(3,462)	(3,695)	(10,253)	(9,475)
Acquisition costs, net of gains	(33)	(342)	(607)	(1,160)
Derivative gain (loss)	1,989	(2,105)	2,178	(1,342)
(Loss) gain on extinguishment of debt	(6)	500	(33)	500
(Loss) gain on disposal of assets	(6)	—	(10)	2
Other income (expense)	15	(229)	15	(258)
Total other expense, net	(1,503)	(5,871)	(8,710)	(11,733)

Loss from Continuing Operations Before Income Taxes	(279)	(4,655)	(8,683)	(7,469)
Income tax benefit (expense)	54	(111)	(24)	(132)
Loss from Continuing Operations	(225)	(4,766)	(8,707)	(7,601)

(Loss) Income from Discontinued Operations, Net of Tax	(188)	126	(1,402)	203
Net Loss	(413)	(4,640)	(10,109)	(7,398)

Net Loss Attributable to Noncontrolling Interests	195	134	629	420
Net Loss Attributable to AdCare Health Systems, Inc.	(218)	(4,506)	(9,480)	(6,978)

Preferred stock dividend	(306)	—	(918)	—
Net Loss Attributable to AdCare Health Systems, Inc. Common Stockholders	$(524)	$(4,506)	$(10,398)	$(6,978)

Net (loss) income per Common Share attributable to AdCare Health Systems, Inc.
Common Stockholders -
Basic:
Continuing Operations	$(0.02)	$(0.32)	$(0.61)	$(0.51)
Discontinued Operations	(0.01)	0.01	(0.09)	0.01
	$(0.03)	$(0.31)	$(0.70)	$(0.50)

Diluted:
Continuing Operations	$(0.02)	$(0.32)	$(0.61)	$(0.51)
Discontinued Operations	(0.01)	0.01	(0.09)	0.01
	$(0.03)	$(0.31)	$(0.70)	$(0.50)

Weighted Average Common Shares Outstanding:
Basic	14,962	14,498	14,805	13,825
Diluted	14,962	14,498	14,805	13,825
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in 000’s)
(Unaudited)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balances, December 31, 2012	14,659	$41,644	$(25,753)	$(838)	$15,053

Stock-based compensation expense	—	737	—	—	737

Exercises of options and warrants	38	67	—	—	67

Issuance of stock for converted debt	622	2,823	—	—	2,823

Preferred stock dividend	—	—	(918)	—	(918)

Nonemployee warrants for services	—	9	—	—	9

Net loss	—	—	(9,480)	(629)	(10,109)
Balances, September 30, 2013	15,319	$45,280	$(36,151)	$(1,467)	$7,662

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000’s)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,109)	$(7,398)
Loss (Income) from discontinued operations, net of tax	1,402	(203)
Loss from continuing operations	(8,707)	(7,601)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,558	4,730
Warrants issued for services	9	2
Stock-based compensation expense	737	639
Lease expense in excess of cash	121	419
Amortization of deferred financing costs	1,727	1,585
Amortization of debt discounts	501	646
Derivative (gain) loss	(2,178)	1,342
Loss (gain) on debt extinguishment	33	(500)
Deferred tax expense	(27)	(12)
Loss (gain) on disposal of assets	10	(2)
Provision for bad debts	3,374	2,286
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(2,693)	(10,739)
Prepaid expenses and other	(997)	(106)
Other assets	580	93
Accounts payable and accrued expenses	4,335	9,891
Net cash provided by operating activities - continuing operations	2,383	2,673
Net cash provided by operating activities - discontinued operations	213	797
Net cash provided by operating activities	2,596	3,470

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	3
Change in restricted cash and investments and escrow deposits for acquisitions	(5,998)	(1,820)
Acquisitions	—	(52,482)
Proceeds from notes receivable	3,240	—
Purchase of property and equipment	(3,285)	(2,666)
Net cash used in investing activities - continuing operations	(6,043)	(56,965)
Net cash provided by (used in) investing activities - discontinued operations	1,580	(293)
Net cash used in investing activities	(4,463)	(57,258)

Cash flows from financing activities:
Proceeds from debt	7,372	58,788
Proceeds from convertible debt	—	2,500
Repayment on notes payable	(5,387)	(7,819)
Change in lines of credit	74	1,787
Debt issuance costs	(407)	(2,763)
Exercise of warrants and options	67	137
Proceeds from stock issuances, net	—	3,837
Dividends paid on preferred stock	(918)	—
Net cash flows provided by financing activities - continuing operations	801	56,467
Net cash flows used in financing activities - discontinued operations	(2,147)	(170)
Net cash flows (used in) provided by financing activities	(1,346)	56,297
Net Change in Cash	(3,213)	2,509
Cash, Beginning	15,937	7,364
Cash decrease due to deconsolidation of variable interest entities	—	(180)
Cash, Ending	$12,724	$9,693

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,984	$9,632
Conversions of debt and other liabilities to equity	$2,331	$—
Acquisitions in exchange for debt and equity instruments	$—	$7,800
Warrants issued for financing costs	$9	$641
Restricted stock issued for financing costs	$—	$175
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

NOTE 1.                          DESCRIPTION OF BUSINESS

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), owns and operates skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of September 30, 2013, operates 47 facilities comprised of 43 skilled nursing facilities, three assisted living facilities and one independent living/senior housing facility totaling approximately 4,800 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of September 30, 2013, of the total 47 facilities, the Company owned and operated 26 facilities, leased and operated nine facilities, managed 11 facilities for third parties and had one consolidated variable interest entity (a "VIE"). As part of the Company’s strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business; therefore, this business is reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012, the Company entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility had an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and one in May 2013.  On June 12, 2013, the Company executed two sublease arrangements effective as of June 30, 2013 to exit the skilled nursing business in Tybee Island, Georgia.  The two skilled nursing facilities had an aggregate of 135 units in service. These two facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2013 and 2012, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on July 8, 2013.

The Company operates in one business segment.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries.  Controlled subsidiaries include AdCare’s majority owned subsidiaries and one VIE in which AdCare has control as primary beneficiary.  All inter-company accounts and transactions were eliminated in the consolidation.

NOTE 2.                          SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for a description of all significant accounting policies.

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations.  These reclassifications did not affect total assets, total liabilities, or stockholders’ equity.  These reclassifications in the December 31, 2012 Consolidated Balance Sheets included separating "Bonds, net of discounts" within "Notes payable and other debt" within the "Total liabilities" to define the Company’s debt instruments in further detail.  Reclassifications were made to September 30, 2012 Consolidated Statements of Operations to reflect the same facilities in discontinued operations for both periods presented.

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

Potentially uncollectible patient accounts are provided for on the allowance method based upon management’s evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against the allowance. As of September 30, 2013 and December 31, 2012, management recorded an allowance for uncollectible accounts of $5.4 million and $3.7 million, respectively.

Management Fee Receivables and Revenues

Management fee receivables and revenue are recorded in the month that services are provided. As of September 30, 2013 and December 31, 2012, there was no allowance for uncollectible management fee receivables.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. For the three months ended September 30, 2013 and through the date of this Quarterly Report, all ASUs issued, effective and not yet effective, were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

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

	Three Months Ended September 30,
	2013			2012
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(225)			$(4,766)
Net loss attributable to noncontrolling interests	195			134
Basic loss from continuing operations	$(30)	14,962	$—	$(4,632)	14,498	$(0.32)
Preferred stock dividend	(306)	14,962	$(0.02)	—	—	$—
Effect of dilutive securities: Stock options, warrants outstanding and convertible debt (a)
Diluted loss from continuing operations	$(336)	14,962	$(0.02)	$(4,632)	14,498	$(0.32)

Discontinued Operations:
Basic (loss) income from discontinued operations	(188)	14,962	$(0.01)	126	14,498	$0.01
Diluted (loss) income from discontinued operations	(188)	14,962	$(0.01)	126	14,498	$0.01

Net Loss Attributable to AdCare:
Basic loss	(524)	14,962	$(0.03)	(4,506)	14,498	$(0.31)
Diluted loss	(524)	14,962	$(0.03)	(4,506)	14,498	$(0.31)

	Nine Months Ended September 30,
	2013			2012
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(8,707)			$(7,601)
Net loss attributable to noncontrolling interests	629			420
Basic loss from continuing operations	$(8,078)	14,805	$(0.55)	$(7,181)	13,825	$(0.51)
Preferred stock dividend	(918)	14,805	$(0.06)	—	—	$—
Effect of dilutive securities: Stock options, warrants outstanding and convertible debt (a)
Diluted loss from continuing operations	$(8,996)	14,805	$(0.61)	$(7,181)	13,825	$(0.51)

Discontinued Operations:
Basic (loss) income from discontinued operations	(1,402)	14,805	$(0.09)	203	13,825	$0.01
Diluted (loss) income from discontinued operations	(1,402)	14,805	$(0.09)	203	13,825	$0.01

Net Loss Attributable to AdCare:
Basic loss	(10,398)	14,805	$(0.70)	(6,978)	13,825	$(0.50)
Diluted loss	(10,398)	14,805	$(0.70)	(6,978)	13,825	$(0.50)

(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

(Amounts in 000’s)	September 30, 2013	December 31, 2012
Outstanding Stock Options	1,357	1,351
Outstanding Warrants - employee	1,876	1,806
Outstanding Warrants - nonemployee	1,904	1,961
Convertible Debt shares issuable(a)	6,406	7,140
Total anti-dilutive securities	11,543	12,258

(a) The number of shares issuable upon conversion of convertible promissory notes reflected in the tables above is 120% of the aggregate principal amount of the convertible promissory notes divided by the current conversion price, which is the number of shares required to be reserved for issuance by the Company under the applicable registration rights agreement.

NOTE 4.                          LIQUIDITY AND PROFITABILITY

For the nine months ended and as of September 30, 2013, we had a net loss of $10.1 million and negative working capital of $33.1 million. At September 30, 2013, we had $12.7 million in cash and cash equivalents and $166.7 million in indebtedness, including current maturities and discontinued operations, of which $38.5 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $4.5 million and $9.3 million that mature in March 2014 and August 2014, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding approximately $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively, that the Company believes will be refinanced on a longer term basis but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $33.4 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $5.3 million for the 12 months ending September 30, 2014.  We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although we anticipate the conversion to common stock of the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $7.7 million that mature in August 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.7 million that were converted into shares of common stock of the Company in October 2013 (see Note 18 - Subsequent Events), we believe that our anticipated cash flow and funding sources would allow us to pay these notes in cash. These promissory notes are convertible at the option of the holder into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $3.79 per share from January 1, 2013 through November 6, 2013. We have been successful in recent years in raising new equity capital and in October 2013 the Company issued 500,000 shares of Series A Preferred Stock at $25.00 per share receiving proceeds of approximately $11.2 million after deducting underwriting discounts and other offering-related expenses (see Note 18 - Subsequent Events).  As discussed further below, if we are unable to refinance the $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

Based on existing cash balances, anticipated cash flows for the 12 months ending September 30, 2014, the anticipated refinancing of the $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively, and the net proceeds from the issuance of 500,000 shares of Series A Preferred Stock in October 2013, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $65.9 million of debt payments and maturities due between 2015 and 2017, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results or refinance current debt (including the $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively), then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans.

NOTE 5.                          RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

(Amounts in 000’s)	September 30, 2013	December 31, 2012
Defeased bonds escrow	$3,145	$—
HUD escrow deposits	65	279
Principal and interest escrow	—	106
Lender's collection account	105	—
Collateral certificates of deposit	158	1,357
Total current portion	3,473	1,742

HUD reserve replacement	362	372
Reserves for capital improvements	1,613	1,602
Restricted investments for other debt obligations	9,386	5,241
Total noncurrent portion	11,361	7,215

Total restricted cash and investments	$14,834	$8,957

NOTE 6.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2013	December 31, 2012
Buildings and improvements	5-40	$139,707	$137,842
Equipment	2-10	11,645	10,448
Land	—	8,469	8,469
Computer related	2-10	2,884	2,670
Construction in process	—	713	510
		163,418	159,939
Less: Accumulated depreciation and amortization expense		13,742	8,875
Property and equipment, net		$149,676	$151,064

Depreciation and amortization expense was approximately $1.9 million and $5.6 million for the three and nine months ended September 30, 2013, respectively, and $1.8 million and $4.7 million for the three and nine months ended September 30, 2012, respectively.

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

NOTE 7.                          INTANGIBLE ASSETS AND GOODWILL

There have been no impairment adjustments to goodwill during the three and nine months ended September 30, 2013.  The Company recognized an impairment loss of $0.7 million related to two facilities in Tybee Island, Georgia during the nine months ended September 30, 2013 (see Note 11 — Discontinued Operations).

Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2012
Gross	$38,478	$2,471	$9,545	$50,494
Accumulated amortization	(1,438)	—	(2,701)	(4,139)
Net carrying amount	$37,040	$2,471	$6,844	$46,355

Acquisitions	—	—	—	—
Disposals	—	—	—	—
Impairment losses	—	—	(721)	(721)
Amortization expense	(932)	—	(677)	(1,609)

Balances, September 30, 2013
Gross	38,478	2,471	9,545	50,494
Impairment losses	—	—	(721)	(721)
Accumulated amortization	(2,370)	—	(3,378)	(5,748)
Net carrying amount	$36,108	$2,471	$5,446	$44,025

Amortization expense for bed licenses included in property and equipment was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2012, respectively.  Amortization expense for lease rights was approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2013,  respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2012, respectively.  For the nine months ended September 30, 2013, the Company recognized an impairment loss of $0.7 million related to two facilities in Tybee Island, Georgia (see Note 11 — Discontinued Operations).

Expected amortization expense for all definite lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2013 (a)	$320	$225
2014	1,283	844
2015	1,283	719
2016	1,283	719
2017	1,283	719
Thereafter	30,656	2,220
Total expected amortization expense	$36,108	$5,446

(a) Estimated amortization expense for the year ending December 31, 2013 includes only amortization to be recorded after September 30, 2013.

The following table summarizes the carrying amount of goodwill at September 30, 2013 as compared with December 31, 2012:

(Amounts in 000’s)
Balances, December 31, 2012
Gross	$5,023
Accumulated impairment losses	—
Total	$5,023

Goodwill acquired in acquisitions	—
Disposed in sale of business, net	—
Impairment losses	—

Balances, September 30, 2013
Gross	$5,023
Accumulated impairment losses	—
Total	$5,023

The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.

NOTE 8.                          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	September 30, 2013	December 31, 2012
Accrued payroll related	$4,338	$5,626
Accrued employee benefits	4,932	3,790
Real estate and other taxes	1,670	1,245
Other accrued expenses	2,859	3,069
Total accrued expenses	$13,799	$13,730

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

(Amounts in 000’s)	September 30, 2013	December 31, 2012
Senior debt - guaranteed by HUD (a)	$4,093	$9,699
Senior debt - guaranteed by USDA	27,914	28,370
Senior debt - guaranteed by SBA	6,013	6,189
Senior debt - bonds, net of discount (b)	16,123	16,265
Senior debt - other mortgage indebtedness	78,361	75,188
Revolving credit facilities and lines of credit	9,278	9,204
Convertible debt issued in 2010, net of discount	9,344	10,948
Convertible debt issued in 2011	4,459	4,509
Convertible debt issued in 2012	7,500	7,500
Other debt	3,617	4,004
Total	$166,702	$171,876
Less: current portion	38,548	19,387
Less: portion included in liabilities of disposal group held for sale	—	3,662
Notes payable and other debt, net of current portion	$128,154	$148,827

(a) The senior debt - guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) includes $3.6 million related to the Vandalia HUD mortgage note classified as liabilities of disposal group held for sale at December 31, 2012, that was assumed by the buyer of the Hearth & Home of Vandalia assisted living facility that the Company sold in a transaction that closed in May 2013.

(b) The senior debt - bonds, net of discount includes $3.1 million related to the outstanding bonds that were assumed by the Company upon its acquisition of the Quail Creek skilled nursing facility in July 2012, which, pursuant to the applicable loan agreement, will be prepaid on March 1, 2014.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of September 30, 2013 for each of the next five years and thereafter.

(Amounts in 000’s)
2014	$38,314
2015	36,115
2016	17,558
2017	19,715
2018	3,728
Thereafter	51,457
Subtotal	166,887
Less: unamortized discounts ($57 classified as current)	(476)
Plus: unamortized premiums ($291 classified as current)	291
Total notes and other debt	$166,702

Debt Covenant Compliance

As of September 30, 2013, the Company (including its consolidated VIE) has more than forty credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of September 30, 2013, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.

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

Senior Debt - Other Mortgage Indebtedness

Little Rock

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

Quail Creek Credit Facility

On September 27, 2013, QC Property Holdings, LLC (“QC”), a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Quail Creek Credit Facility”), with Housing & Healthcare Funding, LLC (“HHCF”). The Quail Creek Credit Facility provides for a $5.0 million principal amount secured credit facility. The proceeds of the Quail Creek Credit Facility will be used primarily to repay certain outstanding bonds that were assumed by QC upon its acquisition of the 118-bed skilled nursing facility located in Oklahoma City, Oklahoma known as the Quail Creek Nursing & Rehabilitation Center in July 2012. Pursuant to the loan agreement, the outstanding bonds will be prepaid on March 1, 2014 at par plus accrued interest to the prepayment date. The outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million has been deposited into a restricted defeased bonds escrow account.

The Quail Creek Credit Facility matures on September 27, 2016. Interest on the Quail Creek Credit Facility accrues on the principal balance thereof at an annual rate of 4.75% plus the current one-month LIBOR rate (but in no event shall the interest rate be less than 5.75%). The Quail Creek Credit Facility is secured by: (i) a first mortgage on the real property and improvements constituting the Quail Creek Facility; (ii) a first priority interest on all furnishings, fixtures and equipment associated with the Quail Creek Facility; and (iii) an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Quail Creek Facility. The Company has unconditionally guaranteed all amounts owing under the Quail Creek Credit Facility.

The Quail Creek Credit Facility contains customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. Upon the occurrence of an event of default, HHCF may terminate the Quail Creek Credit Facility and all amounts under the Quail Creek Credit Facility will become immediately due and payable.

In connection with entering into the Quail Creek Credit Facility, certain affiliates of the Company and QC, as applicable, entered into environmental indemnities, pledge and security agreements, subordination and attornment agreements and subordination of management fee agreements, each containing customary terms and conditions.

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

On September 30, 2013, certain wholly-owned subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated September 20, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification: (i) a wholly-owned subsidiary of the Company was added as a borrower to the PrivateBank Credit Facility; and (ii) three of the subsidiaries and their collateral were released from their obligations under the PrivateBank Credit Facility because such entities no longer operate skilled nursing facilities.

As of September 30, 2013, $6.2 million was outstanding of the maximum borrowing amount of $10.6 million under the PrivateBank Credit Facility, subject to borrowing base limitations.  There were also $2.5 million of outstanding letters of credit that are pledged as collateral of the borrowing capacity on this revolver.

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

As of September 30, 2013, $1.5 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.

Gemino Bonterra Credit Facility

On May 30, 2013, the ADK Bonterra/Parkview, LLC, a wholly-owned subsidiary of the Company (“Bonterra”), entered into a Fourth Amendment to Credit Agreement with Gemino, which amended that certain Credit Agreement dated April 27, 2011 between Bonterra and Gemino (as amended, the “Bonterra Credit Facility”). The amendment, among other things: (i) extends the term of the Bonterra Credit Facility from January 31, 2014 to January 31, 2015; (ii) amends certain financial covenants regarding Bonterra’s fixed charge coverage ratio and maximum loan turn days; and (iii) amends the Gemino-Bonterra credit facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met.

As of September 30, 2013, $1.4 million was outstanding of the maximum borrowing amount of $2.0 million under the Bonterra Credit Facility.

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

As of September 30, 2013, $15.4 million was outstanding under the KeyBank Credit Facility.

Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010

During the nine months ended September 30, 2013, there were conversions of approximately $2.3 million of convertible promissory notes and accrued interest, which were part of the October 26, 2010 note offering, at a price of $3.73 per share. The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion.

Month of conversion	Debt and Interest Converted (000's)	Shares of Common Stock Issued
February	$25	6,635
March	$25	6,635
April	$250	67,024
August	$1,063	284,878
September	$919	246,264
Total	$2,282	611,436

Subordinated Convertible Promissory Notes Issued in 2011

In April 2013, there was a conversion of a $0.05 million convertible promissory note, which was part of the March 31, 2011 note offering, at a price of $4.80 per share and resulted in the issuance of 10,438 shares of common stock.

Other Debt

During March 2013, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2013 and maturing on December 31, 2013.  The total amount financed was approximately $2.4 million requiring monthly payments of $0.2 million with interest ranging from 2.87% to 4.79%.  The outstanding amount was approximately $0.6 million at September 30, 2013.

On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value.  The Company used the proceeds to pay the principal balance of the mortgage note with respect to the building of approximately $0.1 million.

NOTE 10.                     ACQUISITIONS

On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC (“Avalon”)
to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee.  The Company deposited $0.4 million of earnest money escrow deposits in February 2013.  On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013. In connection with the termination of the Purchase and Sale Agreement, the Company was seeking the return of $0.4 million previously deposited earnest money escrow deposits.  On August 1, 2013, the Company entered into a settlement agreement regarding the return of the $0.4 million previously deposited earnest money escrow deposits. Pursuant to the agreement, the previously deposited earnest money escrow deposits were released and distributed, $0.3 million to the Company and $0.1 million to Avalon, respectively.

The Company incurred acquisition costs of approximately $0.03 million and $0.6 million during the three and nine months ended September 30, 2013, and $0.3 million and $1.2 million during the three and nine months ended September 30, 2012, respectively.  Acquisition costs are recorded  in “Other Income (Expense)” section of the Consolidated Statements of  Operations.

During the nine months ended September 30, 2012, the Company acquired a total of eight skilled nursing facilities and one assisted living facility.

Unaudited Pro forma Financial Information

Acquisitions have been included in the consolidated financial statements since the dates of the acquisition. The following table represents pro forma results of consolidated operations as if all of the 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

(Amounts in 000s)	Three Months Ended September 30, 2012
Pro forma revenue	$58,061
Pro forma operating expenses	$56,463
Pro forma (loss) income from operations	$1,598

(Amounts in 000s)	Nine Months Ended September 30, 2012
Pro forma revenue	$171,551
Pro forma operating expenses	$165,935
Pro forma (loss) income from operations	$5,616

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

Total revenues from discontinued operations were $0.01 million and $4.0 million for the three and nine months ended September 30, 2013, respectively, and $5.4 million and $15.7 million for the three and nine months ended September 30, 2012, respectively.  Net loss from discontinued operations was $0.2 million and  $1.4 million for the three and nine months ended September 30, 2013, respectively, and net income of $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively. Interest expense included in discontinued operations was none and $0.1 million for the three and nine months ended September 30, 2013, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively.  For the nine months ended September 30, 2013, the Company recognized an impairment loss of $0.7 million related to two facilities in Tybee Island, Georgia.

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

Assets and liabilities of the disposal groups held for sale at September 30, 2013 and December 31, 2012, which includes the Rogers, Arkansas office building held for sale in property and equipment, net, are as follows:

(Amounts in 000’s)	September 30, 2013	December 31, 2012
Property and equipment, net	$400	$5,840
Other assets	—	319
Assets of disposal group held for sale	$400	$6,159

Other liabilities	$93	$—
Notes payable	—	3,662
Liabilities of disposal group held for sale	$93	$3,662

NOTE 12.                       PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

On November 14, 2012, the Company closed a “best efforts” public offering of 450,000 shares of its then newly designated Series A Preferred Stock at $23.00 per share. The Company received net proceeds of approximately $9.2 million from the offering after deducting underwriting discounts and other offering-related expenses of approximately $1.2 million. The liquidation preference per share is $25.00. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25.00 liquidation preference per share. The dividend rate may increase under certain circumstances.

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

Preferred Stock Dividends

On September 9, 2013, the Company declared a quarterly dividend out of capital surplus of $0.68 per share on the Series A Preferred Stock. The dividend payment is equivalent to an annualized 10.875% per share, based on the $25.00 per share stated liquidation preference, accruing from July 1, 2013. The dividend was paid on September 30, 2013 to holders of the Series A Preferred Stock of record on September 20, 2013.

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

NOTE 13.                       STOCK BASED COMPENSATION

Stock Incentive Plans

The Company has three share-based compensation plans: the AdCare Health Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”), the 2005 Stock Option Plan of AdCare Health Systems, Inc. (the “2005 Plan”) and the 2004 Stock Option Plan of AdCare Health Systems, Inc. (the “2004 Plan”) which provide for the granting of qualified incentive and non-qualified stock options to employees, directors, consultants and advisors. The 2011 Plan also permits the granting of restricted stock to employees, directors, consultants and advisors.  The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2011 Plan to make future grants. The number of options under the 2004 Plan and 2005 Plan outstanding at September 30, 2013 totaled 31,528.  The maximum number of shares of common stock which can be issued under the 2011 Plan is 2,252,500 at September 30, 2013.

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

The assumptions used in calculating the fair value of employee common stock options granted during the nine months ended September 30, 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Nine Months Ended September 30, 2013
Expected volatility	60.0 - 63.2%
Expected life (in years)	5.2
Expected dividend yield	—
Risk-free interest rate	0.71% - 0.80%

The weighted-average grant date fair value for options granted during the nine months ended September 30, 2013 was approximately $2.41.

The assumptions used in calculating the fair value of employee common stock warrants granted during the nine months ended September 30, 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Nine Months Ended September 30, 2013
Expected volatility	60.1%
Expected life (in years)	5.2
Expected dividend yield	—
Risk-free interest rate	0.88%

The weighted-average grant date fair value for warrants granted during the nine months ended September 30, 2013 was approximately $3.06.

Employee Common Stock Options

Activity with respect to employee stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2012	1,350,861	$4.57
Granted	258,000	$4.59
Exercised	(10,370)	$3.52
Unvested options forfeited or cancelled	(202,633)	$4.11
Vested options expired	(38,609)	$1.85
Outstanding, September 30, 2013	1,357,249	$4.73	6.6	$161
Vested or expected to vest at September 30, 2013	1,221,023	$4.79	6.5	$152

Total unrecognized compensation expense related to non-vested stock options at September 30, 2013, was approximately $0.9 million and is expected to be recognized over a weighted-average period of 1.98 years.

Employee Common Stock Warrants

Activity with respect to employee common stock warrants is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2012	1,806,024	$2.99
Granted	70,000	$5.90
Exercised	—	$—
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	—	$—
Outstanding, September 30, 2013	1,876,024	$3.09	5.1	$2,019
Vested or expected to vest at September 30, 2013	1,850,101	$3.06	5.0	$2,018

Total unrecognized compensation expense related to non-vested employee stock warrants at September 30, 2013, was approximately $0.3 million and is expected to be recognized over a weighted-average period of 2.2 years.

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

On July 2, 2012, in connection with the issuance of the $7.5 million principal amount of 8% subordinated convertible notes,  the Company granted 50,000 shares of restricted common stock with a one year restriction on transferability to the placement agent as partial consideration for its service on the offering.  The Company calculated the fair value of the restricted stock to be equal to the closing stock price of $3.50 on the date of grant date.  The related compensation expense is included in deferred loan costs and is being amortized as interest expense over the term of the 8% subordinated convertible notes.  The expense for the three and nine months ended September 30, 2013 was approximately $0.02 million and $0.04 million, respectively, with unrecognized expense of approximately $0.1 million remaining at September 30, 2013.

Activity with respect to restricted stock is summarized as follows:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2012	283,500	$3.20
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2013	283,500	$3.20

Total unrecognized compensation expense related to non-vested restricted stock at September 30, 2013, was approximately $0.5 million and is expected to be recognized over a weighted-average period of 1.7 years.

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

Activity with respect to nonemployee common stock warrants is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	1,961,457	$3.78
Granted	—	$—
Exercised	(28,825)	$1.05
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	(28,941)	$2.27
Outstanding, September 30, 2013	1,903,691	$3.84	1.2	$623
Vested or expected to vest at September 30, 2013	1,903,691	$3.84	1.2	$623

For the three and nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2013	2012	2013	2012
Employee compensation:
Stock options	$81	$135	$423	$357
Employee warrants	35	57	95	172
Total option and warrants compensation	$116	$192	$518	$529
Board restricted stock	70	77	219	110
Total Employee Compensation Expense	$186	$269	$737	$639

Non-employee compensation:
Warrants	$—	$49	$—	$837
Less: Deferred financing and prepaid services	—	(49)	—	(812)
Amortization of prepaid services	4	324	12	626
Total Nonemployee Compensation Expense	$4	$324	$12	$651

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

The following summarizes the assets and liabilities of the variable interest entity included in the consolidated balance sheets:

(Amounts in 000’s)	September 30, 2013	December 31, 2012
Cash	$(13)	$(38)
Accounts receivable	82	—
Restricted investments	179	343
Property and equipment, net	5,937	5,974
Other assets	372	391
Total assets	$6,557	$6,670

Accounts payable	$1,797	$1,316
Accrued expenses	193	67
Current portion of notes payable	87	92
Notes payable, net of current portion	5,947	6,033
Non-controlling interest	(1,467)	(838)
Total liabilities	$6,557	$6,670

NOTE 15.                       FAIR VALUE MEASUREMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

(Amounts in 000’s)	Level 1:	Level 2:	Level 3:	Total at September 30
Derivative liability - 2013	—	—	$929	$929
Derivative liability - 2012	—	—	$3,630	$3,630

Set forth below is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

(Amounts in 000’s)	Derivative Liability
Beginning balance, December 31, 2012	$3,630
Converted debt	(523)
Derivative gain	(2,178)
Ending balance, September 30, 2013	$929

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

Operating Leases

The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  Facility rent expense totaled $1.8 million and $5.3 million for the three and nine months ended September 30, 2013, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2012, respectively.

Five of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years ending 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults and is in compliance as of September 30, 2013.

Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. The Company is in compliance with financial and administrative covenants of this lease agreement as of September 30, 2013.

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

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of September 30, 2013, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.

In 2012, the Company was named as a defendant in two related lawsuits asserting breach of contract claims arising out of consulting agreements executed in 2010 in connection with the Company’s becoming the operator of certain leased facilities that were previously operated by a third-party. The same transaction was already the subject of litigation commenced by the Company in 2011 against several entities which had previously operated the leased facilities. After becoming the operator of the leased facilities, the Company incurred certain losses for pre-closing activities for which the Company was entitled to indemnification. The Company sought to enforce its rights to indemnity by filing a lawsuit against the former operators of the leased facilities for breach of contract and related tort claims, and the Company proceeded to set off its losses against payment due under the consulting agreements referenced above. The defendants filed counterclaims against the Company. In the third quarter of 2012, a settlement was reached with respect to the three lawsuits that permitted the Company to eliminate a previously accrued liability in light of the lower than expected settlement amount of $1.0 million resulting in a non-cash settlement gain of $0.4 million recognized in the third quarter of 2012. During the third quarter of 2012, $0.3 million of the settlement was paid.  During the nine months ended September 30, 2013, $0.1 million of the settlement was paid, leaving $0.1 million remaining balance to be paid during the remainder of 2013.

On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon, Vice Chairman of the Board of Directors, and his wife; and (iii) 5 entities controlled by Mr. and Mrs. Brogdon, which entities own 5 skilled-nursing facilities located in Oklahoma (the “Oklahoma Facilities”) that are managed by an AdCare subsidiary. The Company believes that the complaint is without merit and intends to vigorously defend itself against the claims set forth therein.

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
On October 2, 2013, the Company responded to certain letters (the "Letters") received from Georgia Department of Community Health ("GDCH") in September 2013 requesting payment of past due provider fees totaling$1.2 million for certain nursing facilities (collectively, the "Facilities") for periods prior to the Company's operation of the Facilities. The Company does not believe it is responsible for payment of these past due provider fees and has requested a final determination from GDCH confirming that it is not responsible for paying the fees described in the Letters.

Commitments

Special Termination Benefits

During the nine months ended September 30, 2013, the Company incurred certain salary retirement and continuation costs $0.2 million related to separation agreements with certain of the Company’s former officers. The benefits include wage continuation and fringe benefits which are to be paid out to these former employees over various future periods ranging up to a six-month period. The remaining unpaid balance accrued as of September 30, 2013 is $0.06 million.

Commitment to Future Lease Payments

A leased skilled nursing facility has signed a security agreement associated with the lessor, Covington Realty, LLC, in conjunction with the lessor’s refinancing of the project through HUD. The commitment gives the lender the right to pursue the facility for unpaid lease payments to the lessor.

NOTE 17.                       RELATED PARTY TRANSACTIONS

As of September 30, 2013, there have been no material changes to the disclosure with respect to related party transactions included in Item 13 to our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:

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

Harrah, McLoud and Meeker—Management Agreement

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

On October 1, 2013, the Company entered into a letter agreement with Park City Capital, LLC and Michael J. Fox, Chief Executive Officer of Park City. Pursuant to the agreement, effective October 1, 2013, the Board of Directors of the Company increased the size of the Board from nine to ten members and appointed Mr. Fox as a director of the Company to fill the vacancy created thereby for a term that expires at the Company’s next annual meeting of shareholders, which is expected to be held in December 2013. The Company also has agreed: (i) to include Mr. Fox in its slate of nominees for election as a Class I director at the 2013 annual meeting to hold office until the Company’s 2014 annual meeting of shareholders; and (ii) to use its reasonable best efforts to cause the re-election of Mr. Fox to the Board as a Class I director at the 2013 annual meeting.

On October 17, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Ohio Secretary of State to designate 200,000 undesignated shares of the Company’s preferred stock, no par value per share, as shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Stock.  As a result of the Certificate of Amendment, the Company has the authority to issue up to 950,000 shares of Series A Preferred Stock.  The Certificate of Amendment does not otherwise affect the terms of the Series A Preferred Stock.

In October 2013, the Company issued to holders of the Company’s subordinated convertible promissory notes dated October 26, 2010, an aggregate of 448,215shares of the Company’s common stock, no par value upon conversion of $1,670,503 of the aggregate principal amount and $1,337 in interest amount thereof. Specifically, the Company issued the following amounts of shares of common stock to holders thereof on the following dates: (i) October 18, 2013, an aggregate amount of 134,048shares; (ii) October 22, 2013, an aggregate amount of 268,097shares; and (iii) October 25, 2013, and aggregate amount of 46,070 shares. The conversion price was $3.73 per share of common stock. The subordinated convertible promissory notes were issued, and the shares of common stock issued upon conversion thereof were issued, pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied upon such exemption based upon representations made by each such holder regarding, among other things, the holder’s status as an accredited investor (as such term is defined under the Securities Act).

On October 28, 2013, the Company closed a “best efforts” public offering of 500,000 shares of its Series A Preferred Stock at a price of $25.00 per share. The Company received net proceeds of approximately $11.2 million from the offering after deducting underwriting discounts and other offering-related expenses of approximately $1.3 million. The liquidation preference per share is $25.00. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25.00 liquidation preference per share. The dividend rate may increase under certain circumstances.

In October 2013, the Company settled certain alleged claims made by Anthony J. Cantone, Cantone Asset Management LLC and Cantone Research, Inc ("CRI") with respect to their prior dealings with the Company, including, among other things, the Company's offering of convertible promissory notes issued in 2012 (the "Cantone Settlement"). In connection with the Cantone Settlement, the Company issued to CRI a two-year warrant to purchase 75,000 shares of common stock and will expense the related cost of $0.08 million in the fourth quarter of 2013.

On November 8, 2013, certain wholly-owned subsidiaries of the Company entered into a Fourth Modification Agreement with PrivateBank which modified that certain Loan Agreement, dated March 30, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification, among other things: (i) paid down $1.8 million of loan principal from the release of$1.4 million from certain collateral account and from the release of $0.4 million from certain sinking fund account, (ii) deposited $0.9 million into certain debt service reserve account, and (iv) modified certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR, of one of the subsidiaries that is the operator of the Company’s skilled nursing facility located in Little Rock, Arkansas.

On November 10, 2013, Joshua J. McClellan resigned from the Board of Directors (the “Board”) of the Company effective January 1, 2014. On November 11, 2013, each of Jeffrey L. Levine and Gary L. Wade also resigned from the Board effective January 1, 2014. The Company accepted all such resignations. Each of Messrs. Levine, McClellan and Wade’s decision to resign as a director was not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On November 12, 2013, the Compensation Committee of the Board of Directors (the “Board”) of the Company adopted a program, which also was approved by the entire Board, to replace certain cash compensation otherwise payable to the Company’s directors and officers with equity compensation, thereby reducing the amount of cash compensation payable by the Company and otherwise more closely aligning the interests of the Company’s directors and officers with those of the Company’s shareholders (the “Cash Compensation Reduction Program”). The Company’s officers who are party to employment agreements with the Company, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, have agreed to participate in the Cash Compensation Reduction Program. The Cash Compensation Reduction Program is applicable commencing with compensation payable in respect of the year ending December 31, 2014.

On November 13, 2013, the Company entered into a Third Amendment to Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the KeyBank Credit Facility. Pursuant to the amendment: (i) KeyBank waives the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio and implied debt service coverage such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; and (ii) KeyBank and the Company agreed to amend certain financial covenants regarding the Company’s fixed charge ratio.

[

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), owns and operates skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of September 30, 2013, operates 47 facilities comprised of 43 skilled nursing facilities, three assisted living facilities and one independent living/senior housing facility totaling approximately 4,800 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of September 30, 2013, of the total 47 facilities, the Company owned and operated 26 facilities, leased and operated nine facilities, managed 11 facilities for third parties and had one consolidated variable interest entity. As part of the Company’s strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business; therefore, this business is reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012, the Company entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility have an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations). The Company sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and one in May, 2013. On June 30, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia.  The two skilled nursing facilities had an aggregate of 135 units in service. These two facilities are also reported as discontinued operations (see Note 11 — Discontinued Operations).

The Company owns and manages skilled nursing facilities (“SNF”) and assisted living facilities.  The Company delivers skilled nursing and assisted living services through wholly owned separate operating subsidiaries.  During the first quarter of 2013, the Company discontinued management services on one facility, and in the second quarter the Company entered into two sublease agreements and reported two additional discontinued operations, bringing our Company’s total bed count to 4,781 at September 30, 2013.  The following tables provide summary information regarding our recent acquisitions and facility composition.

	September 30, 2013	September 30, 2012
Cumulative number of facilities	47	44
Cumulative number of operational beds	4,781	4,513

		Number of Facilities at
		September 30, 2013
State	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	VIE	Total
Alabama	408	2	—	—	1	3
Arkansas	1,041	10	—	—	—	10
Georgia	1,379	4	7	—	—	11
Missouri	80	—	1	—	—	1
North Carolina	106	1	—	—	—	1
Ohio	705	4	1	3	—	8
Oklahoma	882	3	—	8	—	11
South Carolina	180	2	—	—	—	2
Total	4,781	26	9	11	1	47

Facility Type
Skilled Nursing	4,482	24	9	10	—	43
Assisted Living	216	2	—	—	1	3
Independent Living	83	—	—	1	—	1
Total	4,781	26	9	11	1	47

Liquidity

For the nine months ended and as of September 30, 2013, we had a net loss of $10.1 million and negative working capital of $33.1 million. At September 30, 2013, we had $12.7 million in cash and cash equivalents and $166.7 million in indebtedness, including current maturities and discontinued operations, of which $38.5 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $4.5 million and $9.3 million that mature in March 2014 and August 2014, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding approximately $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively, that the Company believes will be refinanced on a longer term basis but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $33.4 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $5.3 million for the 12 months ending September 30, 2014.  We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although we anticipate the conversion to common stock of the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $7.7 million that mature in August 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.7 million that were converted into shares of common stock of the Company in October 2013 (see Note 18 - Subsequent Events), we believe that our anticipated cash flow and funding sources would allow us to pay these notes in cash. These promissory notes are convertible at the option of the holder into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $3.79 per share from January 1, 2013 through November 6, 2013. We have been successful in recent years in raising new equity capital and in October 2013 the Company issued 500,000 shares of Series A Preferred Stock at $25 per share receiving proceeds of approximately $11.2 million after deducting underwriting discounts and other offering-related expenses (see Note 18 - Subsequent Events).  As discussed further below, if we are unable to refinance the $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

Based on existing cash balances, anticipated cash flows for the 12 months ending September 30, 2014, the anticipated refinancing of the $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively, and the net proceeds from the issuance of 500,000 shares of Series A Preferred Stock in October 2013, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $65.9 million of debt payments and maturities due between 2015 and 2017, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating resultsor refinance current debt (including the $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively), then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans.

Acquisitions

The Company has embarked on a strategy to grow its business through acquisitions and leases of senior care facilities.

On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee.  The Company deposited $0.4 million of earnest money escrow deposits in February 2013.  On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013. In connection with the termination of the Purchase and Sale Agreement, the Company is seeking the return of $0.4 million previously deposited earnest money escrow deposits.  On August 1, 2013, the Company entered into a settlement agreement regarding the return of the $0.4 million previously deposited earnest money escrow deposits. Pursuant to the agreement, the previously deposited earnest money escrow deposits were released and distributed, $0.3 million to the Company and $0.1 million to Avalon, respectively.

The Company incurred acquisition costs total of approximately $0.03 million and $0.6 million during the three and nine months ended September 30, 2013, respectively, and $0.3 million and $1.2 million during the three and nine months ended September 30, 2012, respectively.  Acquisition costs are recorded in “Other Income (Expense)” section of the consolidated statements of operations.

During the nine months ended September 30, 2012, the Company acquired a total of eight skilled nursing facilities and one assisted living facility.

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

On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value.  The Company used the proceeds to payoff the principal balance of the mortgage note with respect to the building of approximately $0.1 million.

The following table summarizes the activity of Discontinued Operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(Amounts in 000’s)	2013	2012
Total revenues from discontinued operations	$12	$5,380
Net (loss) income from discontinued operations	$(188)	$126
Interest expense, net from discontinued operations	$—	$166
Income tax (expense) benefit from discontinued operations	$(33)	$1
(Loss) gain on disposal of assets from discontinued operations	$(20)	$16

	Nine Months Ended September 30,
(Amounts in 000’s)	2013	2012
Total revenues from discontinued operations	$3,954	$15,666
Net (loss) income from discontinued operations	$(1,402)	$203
Interest expense, net from discontinued operations	$71	$514
Income tax expense from discontinued operations	$(33)	$3
(Loss) gain on disposal of assets from discontinued operations	$(467)	$16

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

Patient mix at the Company’s skilled nursing facilities for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Patient Mix (SNF only)
	Three Months Ended September 30,
	Same Facilities		Recently Acquired Facilities		All Facilities
	2013	2012	2013	2012	2013	2012
Medicare	13.6%	13.9%	14.5%	11.5%	13.8%	13.4%
Medicaid	72.2%	73.0%	71.6%	74.0%	72.0%	73.2%
Other	14.2%	13.1%	13.9%	14.5%	14.2%	13.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Patient Mix (SNF only)
	Nine Months Ended September 30,
	Same Facilities		Recently Acquired Facilities		All Facilities
	2013	2012	2013	2012	2013	2012
Medicare	15.0%	15.0%	16.0%	10.4%	15.2%	14.5%
Medicaid	71.2%	72.2%	71.4%	75.0%	71.3%	72.5%
Other	13.8%	12.8%	12.6%	14.6%	13.5%	13.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase is attributable to a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% multi-factor productivity adjustment (MFP) as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. For fiscal year 2012 (most recent availa ble fiscal year), the projected market basket percentage change exceeds the actual market basket percentage change by 0.51%. The 2014 Medicare payment rates for skilled nursing facilities were effective on October 1, 2013.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operation.

We also derive a substantial portion of our consolidated revenue from Medicaid reimbursement, primarily through our skilled nursing business. Medicaid programs are administered by the applicable states and financed by both state and federal funds. Medicaid spending nationally has increased significantly in recent years, becoming an increasingly significant component of state budgets. This, combined with slower state revenue growth and other state budget demands, has led both the federal government to institute measures aimed at controlling the growth of Medicaid spending and, in some instances, reducing it.

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

Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the three months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended September 30, 2013
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	70.5%	11.5%	$3,889	$393.61	$165.72
Arkansas	1,009	1,009	63.2%	15.0%	$12,869	$461.61	$162.71
Georgia	1,379	1,379	88.8%	14.5%	$23,781	$452.07	$156.57
Missouri	80	80	72.0%	9.4%	$926	$395.01	$134.76
North Carolina	106	106	67.9%	16.4%	$1,496	$448.49	$162.53
Ohio	293	293	83.4%	12.5%	$4,931	$422.42	$165.95
Oklahoma	318	318	67.4%	9.4%	$3,673	$450.32	$146.75
South Carolina	180	180	82.1%	16.1%	$2,680	$411.17	$144.42
Total	3,669	3,669	76.7%	13.8%	$54,245	$444.92	$157.66

	For the Three Months Ended September 30, 2012
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	78.1%	8.6%	$4,318	$401.93	$169.20
Arkansas	1,009	1,009	61.9%	12.5%	$11,972	$394.56	$173.60
Georgia	1,379	1,379	89.6%	14.0%	$24,970	$453.79	$170.19
Missouri	80	80	63.8%	12.6%	$852	$444.79	$135.04
North Carolina	106	106	84.9%	19.8%	$1,870	$446.67	$162.67
Ohio	293	293	85.7%	14.9%	$5,386	$465.82	$167.02
Oklahoma	230	170	73.7%	13.5%	$2,166	$434.15	$131.55
South Carolina	—	—	n/a	n/a	—	n/a	n/a
Total	3,401	3,341	78.3%	13.4%	$51,534	$437.38	$168.17

(1) Excludes managed beds which are not consolidated.
(2) ADC is the Average Daily Census.
(3) PPD is the Per Patient Day equivalent.

Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the nine months ended September 30, 2013 and 2012 were as follows:

	For the Nine Months Ended September 30, 2013
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	72.1%	11.2%	$11,570	$392.61	$166.33
Arkansas	1,009	1,009	61.8%	17.0%	$38,400	$444.21	$169.55
Georgia	1,379	1,379	88.7%	15.6%	$71,130	$449.79	$156.93
Missouri	80	80	73.7%	14.3%	$2,978	$417.23	$134.52
North Carolina	106	106	73.7%	15.9%	$4,816	$453.74	$163.74
Ohio	293	293	84.2%	15.3%	$15,565	$438.51	$166.70
Oklahoma	318	318	67.8%	12.6%	$11,154	$440.42	$140.90
South Carolina	180	180	81.8%	14.1%	$8,062	$402.72	$157.27
Total	3,669	3,669	76.7%	15.2%	$163,675	$440.75	$159.78

	For the Nine Months Ended September 30, 2012
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	81.4%	10.9%	$14,183	$385.42	$181.45
Arkansas	1,009	822	63.4%	12.0%	$29,262	$383.90	$172.28
Georgia	1,379	1,290	89.6%	15.7%	$67,656	$456.11	$156.56
Missouri	80	80	62.7%	17.5%	$2,587	$410.87	$132.37
North Carolina	106	106	84.5%	18.6%	$5,483	$453.95	$160.27
Ohio	293	293	84.4%	16.2%	$15,943	$465.11	$161.70
Oklahoma	230	57	73.7%	13.5%	$2,166	$434.15	$131.55
South Carolina	—	—	n/a	n/a	—	n/a	n/a
Total	3,401	2,952	79.7%	14.5%	$137,280	$436.77	$162.67

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

There have been no significant changes during the nine months ended September 30, 2013 to the items that the Company disclosed as its critical accounting policies and use of estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Same and Recently Acquired Facility Occupancy and Revenue Analysis:

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Same Facilities	79.8%	82.5%	80.1%	82.4%
Recently Acquired Facilities	68.0%	62.8%	67.4%	58.5%
All Facilities	76.3%	78.0%	76.4%	79.2%

	Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2013	2012	2013	2012
Same Facilities	$39,865	$43,090	$121,451	$126,789
Recently Acquired Facilities	15,479	9,543	45,535	13,733
All Facilities	$55,344	$52,633	$166,986	$140,522

Comparison for the three months ended September 30, 2013 and 2012

The table below summarizes the operating results for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(Amounts in 000’s)	2013	2012	Change	Percent Change
Revenues:
Patient care revenues	$55,344	$52,633	$2,711	5%
Management revenues	521	588	(67)	(11)%
Total revenues	55,865	53,221	2,644	5%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	46,102	44,475	1,627	4%
General and administrative expense	4,583	3,957	626	16%
Audit committee investigation expense	302	—	302	—%
Facility rent expense	1,761	1,775	(14)	(1)%
Depreciation and amortization	1,888	1,760	128	7%
Salary retirement and continuation costs	5	38	(33)	(87)%
Total expenses	54,641	52,005	2,636	5%

Income from Operations	1,224	1,216	8	1%
Other Income (Expense):
Interest expense, net	(3,462)	(3,695)	233	(6)%
Acquisition costs, net of gains	(33)	(342)	309	(90)%
Derivative gain (loss)	1,989	(2,105)	4,094	(194)%
(Loss) gain on extinguishment of debt	(6)	500	(506)	(101)%
Loss on disposal of assets	(6)	—	(6)	—%
Other income (expense)	15	(229)	244	(107)%
Total other expense, net	(1,503)	(5,871)	4,368	(74)%

Loss from Continuing Operations Before Income Taxes	(279)	(4,655)	4,376	(94)%
Income tax benefit (expense)	54	(111)	165	(149)%
Loss from Continuing Operations	$(225)	$(4,766)	$4,541	(95)%

Patient Care Revenues—Total patient care revenues increased by $2.7 million, or 5% for the three months ended September 30, 2013 as compared to the same period in 2012.  The increase was primarily the result of the eleven skilled nursing facilities and one assisted living facility acquired in 2012, as well as the improvement in patient mix and average Medicare reimbursement rate per patient day, partially offset by reductions in average Medicaid reimbursement rates per patient day and facility occupancy.

Management Revenues—Management revenues (net of eliminations) decreased by $0.07 million, or 11% for the three months ended September 30, 2013, as compared to the same period in 2012.   The decrease was primarily due to the discontinuance of one management contract in February 2013.

Cost of Services—Cost of services increased by $1.6 million, or 4%, during the three months ended September 30, 2013, as compared to the same period in 2012.  The increase was primarily due to the eleven skilled nursing facilities and one assisted living facility acquired during 2012 partially offset by a decrease of approximately $1.2 million in employee benefits expense.  Cost of services as a percentage of patient care revenue decreased from 84.5% at September 30, 2012 to 83.3% at September 30, 2013.  The decrease in cost of services as a percentage of patient care revenue is primarily due to the progress the Company has made in its cost reduction optimization strategy in the operations of certain 2012 acquired facilities.

General and Administrative—General and administrative costs increased by $0.6 million to $4.6 million for the three months ended September 30, 2013, compared to $4.0 million for the same period in 2012. The increase is primarily due to the following: (i) increase of approximately $0.3 million in expense due to a new data center agreement, (ii) increase of approximately $0.3 million in salaries, wage and employee benefits expense, (iii) increase of approximately $0.2 million in accounting and audit expense, (iv) increase of approximately $0.1 million in recruiting costs, partially offset by (v) increase of approximately $0.2 million in purchasing rebates, and (vi) decrease of approximately $0.1 million in investor relations costs. As a percentage of revenue, general and administrative costs increased to 8.2% for the three months ended September 30, 2013, compared to 7.4% for the same period in 2012.

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

In connection with the restatement process and the Audit Committee’s review and inquiry, the Company has incurred significant professional services costs and other expenses which have been recognized as a special charge for approximately $0.3 million for the three months ended September 30, 2013.

Depreciation and Amortization—Depreciation and amortization for the three months ended September 30, 2013 increased by$0.1 million to $1.9 million, compared to $1.8 million for the same period in 2012. The depreciation increase is directly related to the 2012 acquisition activity.

Interest Expense, net—Interest expense, net decreased by $0.2 million, or 6%, to $3.5 million for the three months ended September 30, 2013, compared to $3.7 million for the same period in 2012. The Company has entered into numerous debt instruments in relation to the Company’s growth strategy for the acquisition of the facilities which began in the third quarter of 2010.

Acquisition Costs, net of Gains—For the three months ended September 30, 2013, acquisition costs were $0.03 million compared to $0.3 million for the same period in 2012. The decrease was a result of less acquisition activity during the three months ended September 30, 2013 compared to the same period in 2012.

Derivative Gain/Loss—For the three months ended September 30, 2013, the derivative gain was $2.0 million, compared to a loss of $2.1 million for the same period in 2012.  The increase of 194% was due to the decrease of the Company’s stock price during the third quarter of 2013 compared to an increase of the Company's stock price during the third quarter 2012. The derivative is a product of subordinated convertible promissory notes entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the period in comparison to the beginning of the period. The fair value of the derivative instrument was $0.9 million at September 30, 2013 compared to $3.6 million at December 31, 2012.

Comparison for the nine months ended September 30, 2013 and 2012

The table below summarizes the operating results for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(Amounts in 000’s)	2013	2012	Change	Percent Change
Revenues:
Patient care revenues	166,986	140,522	26,464	19%
Management revenues	1,529	1,637	(108)	(7)%
Total revenues	168,515	142,159	26,356	19%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	141,219	115,645	25,574	22%
General and administrative expense	14,017	12,204	1,813	15%
Audit committee investigation expense	2,284	—	2,284	—
Facility rent expense	5,256	5,278	(22)	—%
Depreciation and amortization	5,558	4,730	828	18%
Salary retirement and continuation costs	154	38	116	305%
Total expense	168,488	137,895	30,593	22%
Income from Operations	27	4,264	(4,237)	(99)%
Other Income (Expense):
Interest expense, net	(10,253)	(9,475)	(778)	8%
Acquisition costs, net of gains	(607)	(1,160)	553	(48)%
Derivative gain (loss)	2,178	(1,342)	3,520	(262)%
(Loss) gain on extinguishment of debt	(33)	500	(533)	(107)%
(Loss) gain on disposal of assets	(10)	2	(12)	(600)%
Other income (expense)	15	(258)	273	(106)%
Total other expense, net	(8,710)	(11,733)	3,023	(26)%
Loss from Continuing Operations Before Income Taxes	(8,683)	(7,469)	(1,214)	16%
Income tax expense	(24)	(132)	108	(82)%
Loss from Continuing Operations	$(8,707)	(7,601)	(1,106)	15%

Patient Care Revenues—Total patient care revenues increased by $26.5 million, or 19% for the nine months ended September 30, 2013 as compared to the same period in 2012.  The increase was primarily the result of the eleven skilled nursing facilities and one assisted living facility acquired in 2012, as well as the improvement in patient mix and average Medicare reimbursement rate per patient day, partially offset by reductions in average Medicaid reimbursement rates per patient day and facility occupancy.

Management Revenues—Management revenues (net of eliminations) decreased by $0.1 million, or 7% for the nine months ended September 30, 2013, as compared to the same period in 2012.   The decrease was primarily due to the discontinuance of one management contract in February 2013.

Cost of Services—Cost of services increased by $25.6 million, or 22%, during the nine months ended September 30, 2013, as compared to the same period in 2012.  The increase was primarily due to the eleven skilled nursing facilities and one assisted living facility acquired during 2012.  Cost of services as a percentage of patient care revenue increased from 82.3% at September 30, 2012 to 84.6% at September 30, 2013.  The increase in cost of services as a percentage of patient care revenue is primarily due to the effect in 2013 from the operations of certain 2012 acquired facilities prior to the Company achieving completion of its cost reduction optimization strategy for acquired facilities.  In addition, in 2012, the Company limited the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, the vacation time previously accumulated must be used by the employee by the end of the calendar year or it will be forfeited; therefore, the vacation accrual and expense were adjusted accordingly.

General and Administrative—General and administrative costs increased by $1.8 million to $14.0 million for the nine months ended September 30, 2013, compared to $12.2 million for the same period in 2012. The increase is primarily due to the following: (i) increases in salaries, wage and employee benefits expense of approximately $0.8 million due to the Company’s increased corporate overhead structure in response to the growth needs and the opening of an accounting service center located in Roswell, Georgia, (ii)  increase of approximately $0.6 million in accounting and auditing expense, (iii) increase of approximately $0.3 million in expense due to a new data center agreement, (iv)  increase of approximately $0.2 million in contract services expense, (v) increase of approximately $0.2 million in non-employee stock compensation amortization expense, (vi) increase of approximately $0.1 million in repair and maintenance expense, (vii) increase of approximately $0.1 million in recruiting cost, partially offset by (viii) increase of approximately $0.3 million in purchasing rebates, (ix) decrease of approximately $0.1 million in investor relations expense, and a (x) decrease of approximately $0.1 million in insurance expense.  As a percentage of revenue, general and administrative costs declined to 8.3% for the nine months ended September 30, 2013, compared to 8.6% for the same period in 2012, reflecting increased leverage of the Company’s fixed costs over the scale of expanding operations from acquisitions.

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

In connection with the restatement process and the Audit Committee’s review and inquiry, the Company has incurred significant professional services costs and other expenses which have been recognized as a special charge for approximately $2.3 million for the nine months ended September 30, 2013.

Depreciation and Amortization—Depreciation and amortization for the nine months ended September 30, 2013 increased by $0.8 million to $5.6 million, compared to $4.7 million for the same period in 2012. The depreciation increase is directly related to the 2012 acquisition activity.

Salary Retirement and Continuation Costs—For the nine months ended September 30, 2013, salary retirement and continuation costs were $0.2 million relating to separation agreements with certain of the Company’s former officers. The costs include wage continuation and fringe benefits which are to be paid out to these former employees through December 2013.

Interest Expense, net—Interest expense, net increased by $0.8 million, or 8%, to $10.3 million for the nine months ended September 30, 2013, compared to $9.5 million for the same period in 2012. The Company has entered into numerous debt instruments in relation to the Company’s growth strategy for the acquisition of the facilities which began in the third quarter of 2010.

Acquisition Costs, net of Gains—For the nine months ended September 30, 2013, acquisition costs decreased by $0.6 million, or 48%, to $0.6 million, compared to $1.2 million for the same period in 2012. The decrease was a result of less acquisition activity during the nine months ended September 30, 2013 compared to the same period in 2012.

Derivative Gain/Loss—For the nine months ended September 30, 2013, the derivative gain was $2.2 million, compared to the derivative loss of $1.3 million for the same period in 2012.  The increase of 262% was due to the decrease of the Company’s stock price during the second quarter of 2013 compared to the increase in the Company's stock price during the second quarter of 2012. The derivative is a product of subordinated convertible promissory notes entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the period in comparison to the beginning of the period. The fair value of the derivative instrument was $0.9 million at September 30, 2013 compared to $3.6 million at December 31, 2012.

Income Tax Expense—The Company recognized an income tax expense for the nine months ended September 30, 2013, of $0.02 million, compared to an income tax expense of $0.1 million for the same period in 2012.  Income tax expense for the Company is related to state and local taxes.

Liquidity and Capital Resources

For the nine months ended and as of September 30, 2013, we had a net loss of $10.1 million and negative working capital of $33.1 million. At September 30, 2013, we had $12.7 million in cash and cash equivalents and $166.7 million in indebtedness, including current maturities and discontinued operations, of which $38.5 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $4.5 million and $9.3 million that mature in March 2014 and August 2014, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding approximately $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively, that the Company believes will be refinanced on a longer term basis but including principal, interest, collateral and capital improvement fund or other escrow deposits) will total approximately $33.4 million and cash outlays for acquisition costs, maintenance capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $5.3 million for the 12 months ending September 30, 2014.  We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. Although we anticipate the conversion to common stock of the Company’s outstanding subordinated convertible promissory notes with a principal amount in the aggregate of $7.7 million that mature in August 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.7 million that were converted into shares of common stock of the Company in October 2013 (see Note 18 - Subsequent Events), we believe that our anticipated cash flow and funding sources would allow us to pay these notes in cash. These promissory notes are convertible at the option of the holder into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $3.79 per share from January 1, 2013 through November 6, 2013. We have been successful in recent years in raising new equity capital and in October 2013 the Company issued 500,000 shares of Series A Preferred Stock at $25 per share receiving proceeds of approximately $11.2 million after deducting underwriting discounts and other offering-related expenses (see Note 18 - Subsequent Events).  As discussed further below, if we are unable to refinance the $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.

Based on existing cash balances, anticipated cash flows for the 12 months ending September 30, 2014, the anticipated refinancing of the $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively, and the net proceeds from the issuance of 500,000 shares of Series A Preferred Stock in October 2013, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, we have approximately $65.9 million of debt payments and maturities due between 2015 and 2017, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating resultsor refinance current debt (including the $7.0 million and $6.5 million of bullet maturities due February 2014 and July 2014, respectively), then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans.

The following table presents selected data from the Company’s consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2013	2012
Net cash provided by operating activities - continuing operations	$2,383	$2,673
Net cash provided by operating activities - discontinued operations	213	797
Net cash used in investing activities - continuing operations	(6,043)	(56,965)
Net cash provided by (used in) investing activities - discontinued operations	1,580	(293)
Net cash flows provided by financing activities - continuing operations	801	56,467
Net cash flows used in financing activities - discontinued operations	(2,147)	(170)
Net change in cash and cash equivalents	(3,213)	2,509
Cash and cash equivalents at beginning of period	15,937	7,364
Cash decrease due to deconsolidation of variable interest entities	—	(180)
Cash and cash equivalents at end of period	$12,724	$9,693

Nine Months Ended September 30, 2013

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2013, was approximately $2.4 million, consisting primarily of the Company’s loss from operations, non cash charges and changes in working capital, including increased accounts payable and accrued expenses of $4.3 million, offset by increased accounts receivable of $2.7 million and increased prepaid expenses of $1.0 million.

Net cash used in investing activities—continuing operations for the nine months ended September 30, 2013, was approximately $6.0 million. This is primarily the result of proceeds received of $3.2 million from notes receivable, offset by capital expenditures and the increase in restricted cash and investments and escrow deposits for acquisitions.  The net cash provided by investing activities—discontinued operations was approximately $1.6 million for the nine months ended September 30, 2013, related to proceedsfrom the sale of two additional assisted living facilities.

Net cash provided by financing activities—continuing operations was approximately $0.8 million for the nine months ended September 30, 2013. This is primarily the result of proceeds received of $2.4 million under the Company’s insurance premium financing, $5.0 million received under the refinanced debt , offset by repayment of $5.4 million on notes payable, $0.4 million in debt issuance costs and payment of preferred stock dividends of $0.9 million. Net cash used in financing activities—discontinued operations was approximately $2.1 million consisting of repayments of existing debt obligations related to the sale of the Lincoln Lodge Retirement Residence facility.

Nine Months Ended September 30, 2012

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2012, was $2.7 million, consisting primarily of the Company’s loss from operations, non cash charges and changes in working capital, including increased accounts payable and accrued expenses of $9.9 million, offset by increased accounts receivable of $10.7 million and increased prepaid expenses of $0.1 million.

Net cash used in investing activities—continuing operations for the nine months ended September 30, 2012, was approximately $57.0 million. This is primarily the result of funding the Company’s acquisitions, including escrow deposits as well as capital expenditures.

Net cash provided by financing activities—continuing operations was approximately $56.5 million for the nine months ended September 30, 2012.  This is primarily the result of cash proceeds received from debt financings to fund the Company’s acquisitions, proceeds from convertible debt, and the public stock offering, partially offset by repayments of existing debt obligations and debt issuance costs.

Notes Payable and Other Debt

Total notes payable and other debt obligations as of September 30, 2013 and December 31, 2012 were as follows:

(Amounts in 000’s)	September 30, 2013	December 31, 2012
Senior debt - guaranteed by HUD (a)	$4,093	$9,699
Senior debt - guaranteed by USDA	27,914	28,370
Senior debt - guaranteed by SBA	6,013	6,189
Senior debt - bonds, net of discount (b)	16,123	16,265
Senior debt - other mortgage indebtedness	78,361	75,188
Revolving credit facilities and lines of credit	9,278	9,204
Convertible debt issued in 2010, net of discount	9,344	10,948
Convertible debt issued in 2011	4,459	4,509
Convertible debt issued in 2012	7,500	7,500
Other debt	3,617	4,004
Total	$166,702	$171,876
Less: current portion	38,548	19,387
Less: portion included in liabilities of disposal group held for sale	—	3,662
Notes payable and other debt, net of current portion	$128,154	$148,827

(a)
The senior debt - guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) includes $3.6 million related to the Vandalia HUD mortgage note classified as liabilities of disposal group held for sale at December 31, 2012, that was assumed by the buyer of the Hearth & Home of Vandalia assisted living facility that the Company sold in a transaction that closed in May 2013.

(b)
The senior debt - bonds, net of discount includes $3.1 million related to the outstanding bonds that were assumed by the Company upon its acquisition of the Quail Creek skilled nursing facility in July 2012, which pursuant to the applicable loan agreement, will be prepaid on March 1, 2014.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of September 30, 2013 for each of the next five years and thereafter.

(Amounts in 000’s)
2014	$38,314
2015	36,115
2016	17,558
2017	19,715
2018	3,728
Thereafter	51,457
Subtotal	166,887
Less: unamortized discounts ($57 classified as current)	(476)
Plus: unamortized premiums ($291 classified as current)	291
Total notes and other debt	$166,702

Debt Covenant Compliance

As of September 30, 2013, the Company (including its consolidated variable interest entity) has more than forty credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e.; facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of September 30, 2013, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.

The following table includes financial covenant requirements as of the last measurement date as of or prior to September 30, 2013 in instances where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at September 30, 2013 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to September 30, 2013.

Credit Facility	September 30, 2013 (000's)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Gemino - Line of Credit	$1,362	Consolidated	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.10	1.20		1.10
PrivateBank - Line of Credit	$6,167	Subsidiary	Rent and debt service coverage ratio	Quarterly	1.25	1.59		1.25
		Consolidated	Guarantor minimum debt service coverage ratio (DSCR)	Annual	1.00	1.03		1.00
		Consolidated	Guarantor maximum leverage ratio	Annual	11.00	10.97		11.00
Contemporary Healthcare Capital - Term Note and Line of Credit - Companion Care	$5,000	Subsidiary	Minimum implied current ratio	Quarterly	1.0	1.1		1.0
		Subsidiary	Minimum liquidity (000's)	Quarterly	$250	$803		$250
	$289	Subsidiary	DSCR	Quarterly	1.15	(1.05)	*	1.15
		Subsidiary	Minimum Occupancy	Quarterly	70%	69%	*	70%
Bank of Atlanta (USDA) - Mortgage Note - Erin Nursing	$4,799	Subsidiary	Current Ratio	Quarterly	1.0	1.0		1.0
PrivateBank - Mortgage Note - Valley River	$11,312	Consolidated	DSCR	Annual	1.00	1.03		1.00
		Subsidiary	DSCR	Annual	1.25	1.31		1.25
Square 1 USDA - Term Note - Homestead	$3,477	Subsidiary	Current ratio	Quarterly	1.0	1.2		1.0
		Subsidiary	Maximum debt to net worth	Quarterly	9	3		9
		Subsidiary	Tangible net worth	Quarterly	10%	25%		10%
PrivateBank - Mortgage Note - West Markham	$13,665	Subsidiary	EBITDAR (000's)	Quarterly	N/A	$194		$215
		Subsidiary	DSCR	Annual	1.10	1.18		1.10
		Consolidated	DSCR	Annual	1.00	1.03		1.00
		Consolidated	Maximum Annual Leverage	Annual	11.00	10.97		11.00

KeyBank - Mortgage Note - Northridge - Woodland Hills - Abington	$15,400	Subsidiary	Implied DSCR	Quarterly	1.20	0.71	*	1.20
		Consolidated	FCCR	Quarterly	1.10	1.00	*	1.15
PrivateBank - Mortgage Note - Glenvue	$6,459	Subsidiary	DSCR	Quarterly	1.35	4.04		1.35
		Subsidiary	DSCR	Annual	1.10	1.15		1.10
		Consolidated	DSCR	Annual	1.00	1.03		1.00
		Consolidated	Maximum leverage	Annual	11.00	10.97		11.00
PrivateBank - Mortgage Note - Woodland Manor	$4,630	Subsidiary	Minimum quarterly EBITDAR (000's)	Quarterly	$250	$240	*	$250
		Subsidiary	Minimum trailing twelve month FCCR	Quarterly	1.10	1.42		1.10
Medical Clinic Board of the City of Hoover - Bonds	$6,215	VIE	DSCR	Annual	1.20	(0.04)	*	1.20
		VIE	Days cash on hand	Annual	15	15		15
		VIE	Trade payables	Annual	10%	9%		10%
City of Springfield - Bonds	$7,230	Subsidiary	DSCR	Annual	1.10	0.81	*	1.10
		Subsidiary	Days Cash on Hand	Annual	15	20		15
		Subsidiary	Trade payables	Annual	10%	8%		10%
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

Senior Debt - Other Mortgage Indebtedness

Little Rock

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

Quail Creek Credit Facility

On September 27, 2013, QC Property Holdings, LLC (“QC”), a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Quail Creek Credit Facility”), with Housing & Healthcare Funding, LLC (“HHCF”). The Quail Creek Credit Facility provides for a $5.0 million principal amount secured credit facility. The proceeds of the Quail Creek Credit Facility will be used primarily to repay certain outstanding bonds that were assumed by QC upon its acquisition of the 118-bed skilled nursing facility located in Oklahoma City, Oklahoma known as the Quail Creek Nursing & Rehabilitation Center in July 2012. Pursuant to the loan agreement, the outstanding bonds will be prepaid on March 1, 2014 at par plus accrued interest to the prepayment date. The outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million has been deposited into a restricted defeased bonds escrow account.

The Quail Creek Credit Facility matures on September 27, 2016. Interest on the Quail Creek Credit Facility accrues on the principal balance thereof at an annual rate of 4.75% plus the current one-month LIBOR rate (but in no event shall the interest rate be less than 5.75%). The Quail Creek Credit Facility is secured by: (i) a first mortgage on the real property and improvements constituting the Quail Creek Facility; (ii) a first priority interest on all furnishings, fixtures and equipment associated with the Quail Creek Facility; and (iii) an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Quail Creek Facility. The Company has unconditionally guaranteed all amounts owing under the Quail Creek Credit Facility.

The Quail Creek Credit Facility contains customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. Upon the occurrence of an event of default, HHCF may terminate the Quail Creek Credit Facility and all amounts under the Quail Creek Credit Facility will become immediately due and payable.

In connection with entering into the Quail Creek Credit Facility, certain affiliates of the Company and QC, as applicable, entered into environmental indemnities, pledge and security agreements, subordination and attornment agreements and subordination of management fee agreements, each containing customary terms and conditions.

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

On September 30, 2013, certain wholly-owned subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated September 20, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification: (i) a wholly-owned subsidiary of the Company was added as a borrower to the PrivateBank Credit Facility; and (ii) three of the subsidiaries and their collateral were released from their obligations under the PrivateBank Credit Facility because such entities no longer operate skilled nursing facilities.

As of September 30, 2013, $6.2 million was outstanding of the maximum borrowing amount of $10.6 million under the PrivateBank Credit Facility, subject to borrowing base limitations.  There were also $2.5 million of outstanding letters of credit that are pledged as collateral of theborrowing capacity on this revolver.

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

As of September 30, 2013, $1.5 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.

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

As of September 30, 2013, $1.4 million was outstanding of the maximum borrowing amount of $2.0 million under the Bonterra Credit Facility.

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

As of September 30, 2013, $15.4 million was outstanding under the KeyBank Credit Facility.

Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010

During the nine months ended September 30, 2013, there were conversions of approximately $2.3 million of convertible promissory notes and accrued interest, which were part of the October 26, 2010 note offering, at a price of $3.73 per share. The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion.

Month of conversion	Debt and Interest Converted (000's)	Shares of Common Stock Issued
February	$25	6,635
March	$25	6,635
April	$250	67,024
August	$1,063	284,878
September	$919	246,264
Total	$2,282	611,436

Subordinated Convertible Promissory Notes Issued in 2011

In April 2013, there was a conversion of a $0.05 million convertible promissory note, which was part of the March 31, 2011 note offering, at a price of $4.80 per share and resulted in the issuance of 10,438 shares of common stock.

Other Debt

During March 2013, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2013 and maturing on December 31, 2013.  The total amount financed was approximately $2.4 million requiring monthly payments of $0.2 million with interest ranging from 2.87% to 4.79%.  The outstanding amount was approximately $0.6 million at September 30, 2013.

On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value.  The Company used the proceeds to pay the principal balance of the mortgage note with respect to the building of approximately $0.1 million.

Receivables

The Company’s operations could be adversely affected if we experience significant delays in reimbursement from Medicare, Medicaid or other third-party revenue sources. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash and patient accounts receivable) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by the staff at our facilities in the processing of our invoices, could adversely affect our liquidity and results of operations.

Accounts receivable attributable to patient services of continuing operations totaled $30.3 million at September 30, 2013, compared to $27.5 million at December 31, 2012, representing approximately 49 and 50 days of revenue in accounts receivable as of September 30, 2013 and December 31, 2012, respectively. The increase in accounts receivable is primarily the result of increased revenue in 2013.

The allowance for bad debt was $5.4 million and $3.7 million at September 30, 2013 and December 31, 2012, respectively. The Company continually evaluates the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. The Company continues to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

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

Off-Balance Sheet Arrangements

There were $2.5 million of outstanding letters of credit of September 30, 2013 that are pledged as collateral of borrowing capacity on the PrivateBank Credit Facility.

Contractual Obligations - Operating Leases

The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  For the three months ended September 30, 2013 and 2012, facility rent expense totaled $1.8 million and $1.8 million, respectively.  For the nine months ended September 30, 2013 and 2012, facility rent expense totaled $5.3 million and $5.3 million, respectively.

Five of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years terminating in 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of September 30, 2013.

Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A covenant is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. The Company has been in compliance with financial and administrative covenants of this lease agreement during the three months ended September 30, 2013.

Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations

Due to the material amount of non-cash related items included in the Company’s results of operations, the Company has developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA from continuing operations for the nine months ended September 30, 2013 was $8.8 million compared $9.6 million for the nine months ended September 30, 2012.  The Company has also developed an Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR from continuing operations”) metric that is used primarily in some debt covenants of the Company’s loans.

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

The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations and EBITDAR from continuing operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2013	2012	2013	2012
Condensed Consolidated Statement of Operations Data:
Net loss	$(413)	$(4,640)	$(10,109)	$(7,398)
Discontinued operations	(188)	126	(1,402)	203
Loss from continuing operations (Per GAAP)	(225)	(4,766)	(8,707)	(7,601)
Add back:
Interest expense, net	3,462	3,695	10,253	9,475
Income tax (benefit) expense	(54)	111	24	132
Amortization of stock based compensation	186	269	737	639
Depreciation and amortization	1,888	1,760	5,558	4,730
Acquisition costs, net of gain	33	342	607	1,160
Loss (gain) on extinguishment of debt	6	(500)	33	(500)
Derivative (gain) loss	(1,989)	2,105	(2,178)	1,342
Loss (gain) on disposal of assets	6	—	10	(2)
Audit committee investigation expense	302	—	2,284	—
Other (income) expense	(15)	218	(15)	218
Salary retirement and continuation costs	5	38	154	38
Adjusted EBITDA from continuing operations	3,605	3,272	8,760	9,631
Facility rent expense	1,761	1,775	5,256	5,278
Adjusted EBITDAR from continuing operations	$5,366	$5,047	$14,016	$14,909

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

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

Since January 2013, the Company has hired 11 new finance and accounting personnel, including a Vice President of Facility Accounting Operations. Our new finance and accounting leadership continue to evaluate the qualifications and sufficiency of our accounting and finance department. The expanded internal audit scope has commenced and will be completed prior to the Company filing its Quarterly Reports on Form 10-Q for each of the remaining 2013 quarterly periods.

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

Other than the remediation efforts discussed above, which occurred in 2013 and have included the involvement of our new finance and accounting leadership in the preparation, review, and approval of the consolidated financial statements included in this Quarterly Report, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

See Item I, Part II, of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, for a description of pending material legal proceedings.

Item 1A.  Risk Factors.

Disclosure in response to Item 1A of Form 10-Q is not required to be provided by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 25, 2013, the Company issued to a holder of the Company’s convertible promissory notes dated October 26, 2010, an aggregate of 46,070 shares of common stock upon conversion of $170,503 of the principal amount and $1,337 in interest amount thereof. The conversion price was $3.73 per share of common stock. The convertible promissory notes were issued, and the shares of common stock issued upon conversion thereof were issued, pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied upon such exemption based upon representations made by the holder regarding, among other things, the holder’s status as an accredited investor (as such term is defined under the Securities Act).

On October 26, 2013, pursuant to the terms of the Cantone Settlement, the Company issued to CRI a two-year warrant to purchase 75,000 shares of common stock at an exercise price of $3.96 per share. The exercise price of the warrant is subject to certain anti-dilution adjustments. The warrant was issued, and the shares of common stock issued upon exercise of the warrant will be issued, pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Company relied upon such exemption due to the private nature of the transaction and based upon representations made by the holder regarding, among other things, the holder’s sophistication. For a further description of the Cantone Settlement, see Note 18 to the Consolidated Financial Statements included in this Quarterly Report.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Purchase and Sale Agreement, dated February 15, 2013, by and among Avalon Health Care, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.27 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

2.2	First Amendment to Purchase and Sale Agreement, dated March 14, 2013, by and between Avalon Health Care, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.28 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

2.3	Reinstatement, Sixth Amendment and Assignment of Purchase and Sale Agreement, dated May 7, 2013, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC	Incorporated by reference from Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.2	Code of Regulations	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

3.4	Affidavit, dated June 28, 2012	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2012

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed on November 7, 2012

3.6	Amendment to Code of Regulations of AdCare Health Systems, Inc., adopted and effective as of November 16, 2007	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 4, 2013

3.7	Certificate of Amendment to Amended and Restated Articles of Incorporation of AdCare Health Systems, Inc., dated October 17, 2013	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on October 17, 2013

4.1	Warrant to Purchase 70,000 shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference from Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

4.2	Warrant to Purchase 75,000 shares of Common Stock, dated October 26, 2013, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Filed herewith

10.1	Memorandum of Agreement, dated January 25, 2013, by and between The PrivateBank and Trust Company and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference from Exhibit 10.289 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

10.2	Amendment to Secured Promissory Note, dated February 28, 2013, by and between CHP Acquisition Company, LLC and AdCare Health Systems, Inc.	Incorporated by reference from Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.3	Assignment and Assumption of Leases, Rents and Security Deposits, dated February 28, 2013, by and among AdCare Health Systems, Inc., New Lincoln Ltd. and Lincoln Lodge Retirement Residence LLC	Incorporated by reference from Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.4	Release and Assumption Agreement, dated May 6, 2013, by and among H & H of Vandalia LLC, Hearth & Home of Vandalia, Inc., Red Mortgage Capital, LLC and the Secretary of Housing and Urban Development	Incorporated by reference from Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.5	Assignment and Assumption Agreement, dated May 6, 2013, by and between Hearth & Home of Vandalia, Inc. and H & H of Vandalia LLC	Incorporated by reference from Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.6	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference from Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.7	Credit Agreement, dated May 30, 2012, by and among NW 61st Nursing, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference from Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.8	Revolving Note, dated May 30, 2013, issued by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC in the amount of $1,000,000	Incorporated by reference from Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.9	Subordination Agreement, dated May 30, 2013, by and between First Commercial Bank and Gemino Healthcare Finance, LLC	Incorporated by reference from Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.10	Guaranty Agreement, dated May 30, 2013, made by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference from Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.11	Guaranty Agreement, dated May 30, 2013, made by AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC	Incorporated by reference from Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

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
Incorporated by reference from Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.20	Amended and Restated Revolving Note, dated June 28, 2013, issued by certain subsidiaries of AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC in the amount of $1,500,000	Incorporated by reference from Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.21	Management Fee Subordination Agreement, dated June 28, 2013, by and among Gemino Healthcare Finance, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and AdCare Administrative Services, LLC	Incorporated by reference from Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.22	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Oceanside Operator, LLC	Incorporated by reference from Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.23	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Savannah Beach Operator, LLC	Incorporated by reference from Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.24	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference from Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.25	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference from Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.26	Employment Agreement, dated July 3, 2013, by and between AdCare Health Systems, Inc. and Ronald W. Fleming	Incorporated by reference from Exhibit 10.296 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

10.27	Management Agreement, dated July 26, 2013, by and between Harrah White Meadows Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference from Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013

10.28	Management Agreement, dated July 26, 2013, by and between MCL Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference from Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013

10.29	Management Agreement, dated July 26, 2013, by and between Meeker Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference from Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013

10.30	Loan and Security Agreement, dated September 27, 2013, by and between QC Property Holdings, LLC and Housing & Healthcare Funding, LLC	Filed herewith

10.31	Promissory Note, dated September 27, 2013, issued by QC Property Holdings, LLC to Housing & Healthcare Funding, LLC in the amount of $5,000,000	Filed herewith

10.32	Mortgage, Security Agreement Assignment of Leases and Rents and Fixture Filing, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Filed herewith

10.33	Guaranty, dated September 27, 2013, by AdCare Health Systems, Inc. to and for the benefit of Housing & Healthcare Funding, LLC	Filed herewith

10.34	Assignment of Rents and Leases, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Filed herewith

10.35	Third Modification Agreement, dated as of September 30, 2013, by and among The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Filed herewith

10.36	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference from Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2013

10.37	Waiver, Amendment and Forbearance, dated as of October 26, 2013, by and among AdCare Health Systems, Inc., Anthony J. Cantone and Attosa Financial LLC	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed on October 31, 2013

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and (v) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	November 14, 2013	/s/ Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013	/s/ Ronald W. Fleming
Ronald W. Fleming
Chief Financial Officer
(Principal Financial and Accounting Officer)