Form 10-K
period 2013-12-31
ADCARE HEALTH SYSTEMS, INC
filed 2014-03-31
CIK 1004724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 001-33135

AdCare Health Systems, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	31-1332119 (I.R.S. Employer Identification No.)
1145 Hembree Road, Roswell, GA (Address of principal executive offices)	30076-1122 (Zip Code)

Registrant's telephone number including area code (678) 869-5116

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NYSE MKT
Preferred Stock, no par value	NYSE MKT

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of AdCare Health Systems, Inc., common stock held by non-affiliates as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $58,698,778. The number of shares of AdCare Health Systems, Inc., common stock, no par value, outstanding as of March 26, 2014 was 17,498,962.

AdCare Health Systems, Inc.
Form 10-K

Special Note Regarding Forward Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the year ended December 31, 2013 (this "Annual Report") in Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere are "forward-looking statements" within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in Part I, Item 1A., "Risk Factors," and elsewhere in this Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC") under the Exchange Act.
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

PART I.
Item 1.    Business
Overview
AdCare Health Systems, Inc. ("AdCare") through its subsidiaries (together, the "Company" or "we"), own and manage skilled nursing facilities and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma, and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of December 31, 2013, operates or manages 46 facilities comprised of 43 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 4,700 beds. The Company's facilities provide a range of health care services to patients and residents, including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2013, of the total 46 facilities, the Company owned and operated 26 facilities, leased and operated nine facilities, and managed 11 facilities for third parties.
The skilled nursing and assisted living facilities provide services to individuals needing long-term care in a nursing home or assisted living setting and provide management of those facilities. Through our subsidiaries, we provide a full complement of administrative services as well as consultative services that permit our local facility leadership teams to better focus on the delivery of healthcare services. We also provide these services to unaffiliated third party long-term care operators and/or owners with whom we enter into management contracts. We currently provide these services to two unaffiliated facility owners. Each of our facilities is led by highly dedicated individuals who are responsible for the key operational decisions at their facilities. Facility leaders and staff are trained and motivated to pursue superior clinical outcomes, high patient and family satisfaction, operating efficiencies and financial performance at their facilities. In addition, our facility leaders are enabled and motivated to share real-time operating data and otherwise benchmark clinical and operational performance against their peers in other facilities in order to improve clinical care, maximize patient satisfaction and augment operational efficiencies, promoting the sharing of best practices.
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
Company History
AdCare is a Georgia corporation. We were incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, we acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed our name to AdCare Health Systems, Inc. On December 12, 2013, AdCare changed its state of incorporation from the State of Ohio to the State of Georgia.
Acquisitions and Dispositions
We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities. During the year ended December 31, 2013, the Company incurred acquisition costs totaling approximately $0.6 million. Acquisition costs are recorded in “Other Income (Expense)” section of the Consolidated Statements of Operations included in Part II, Item 8., "Financial Statements and Supplementary Data." During the year ended December 31, 2013, the Company disposed of two skilled nursing facilities and one variable interest entity was held for sale at December 31, 2013 as described further below.

Acquisitions
On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC ("Avalon") to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee. The Company deposited $0.4 million of earnest money escrow deposits in February 2013. On June 1, 2013, the Purchase and Sale Agreement was terminated. On August 1, 2013, the Company entered into a settlement agreement regarding the return of the $0.4 million previously deposited earnest money escrow deposits whereby $0.3 million was distributed to the Company and $0.1 million was distributed to Avalon.
The following tables provide summary information regarding our facility composition (excluding discontinued operations) for the periods indicated:

	December 31,
	2013	2012
Cumulative number of facilities	46	46
Cumulative number of operational beds	4,677	4,677

		Number of Facilities
State	Number of Operational Beds/Units	Owned	Leased	Managed for Third Parties	Total
Alabama	304	2	—	—	2
Arkansas	1,041	10	—	—	10
Georgia	1,379	4	7	—	11
Missouri	80	—	1	—	1
North Carolina	106	1	—	—	1
Ohio	705	4	1	3	8
Oklahoma	882	3	—	8	11
South Carolina	180	2	—	—	2
Total	4,677	26	9	11	46
Facility Type
Skilled Nursing	4,482	24	9	10	43
Assisted Living	112	2	—	—	2
Independent Living	83	—	—	1	1
Total	4,677	26	9	11	46
We are currently evaluating acquisition opportunities and continue to seek new opportunities to further implement our growth strategy. No assurances are made that we will be able to complete any such acquisitions on terms acceptable to us, if at all.
Dispositions
As part of the Company's strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. During the second quarter of 2013, the Company executed two sublease arrangements to exit the skilled nursing business in Tybee Island, Georgia. A sales listing agreement was executed for the 105-unit assisted living facility located in Hoover, Alabama, which is a consolidated variable interest entity, during the fourth quarter of 2013. The results of operations and cash flows for the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two skilled nursing facilities in Tybee Island, Georgia, and the assisted living variable interest entity are reported as discontinued operations. Current assets and liabilities of the disposal groups are classified as such in the Consolidated Balance Sheets at December 31, 2013 and 2012 included in Part II, Item 8, "Financial Statements and Supplementary Data."

Growth Strategy
Our objective is to be the provider of choice for health care and related services to the elderly in the communities in which we operate. We intend to grow our business through the initiatives discussed below. We expect to continue to increase occupancy rates and revenue per occupied unit at our facilities. We believe that our current operations serve as the foundation on which we can build a large fully-integrated senior living company. We will target attractive geographic markets by using our existing infrastructure and operating model, to provide a broad range of high quality care in a cost-efficient manner.
Organic Growth.    We intend to focus on improving our operating margins within all of our facilities. We continually seek to maintain and improve by:

•	increasing the proportion of higher revenue sub-acute health care services delivered at the Company's skilled nursing facilities;

•	using data to identify providers in need of our services, understand their priorities and address their requirements;

•	attracting new residents through on-site marketing programs focused on residents and family members;

•
actively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and

•	continually refurbishing and renovating our facilities.
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
Emphasize Employee Training and Retention.    We devote special attention to the hiring, screening, training, supervising and retention of our employees and caregivers. We have adopted comprehensive recruiting and screening programs for management positions that utilize corporate office team interviews and background and reference checks. We believe our commitment to, and emphasis on, quality hiring practices, employee training and retention differentiates us from many of our competitors.
Positioned for Growth.    Our strategy typically begins with the acquisition of an independently owned, often times family operated, skilled nursing facility. We then utilize our proven clinical management and marketing programs to increase the proportion of more clinically complex sub-acute patients. These patients generate higher revenue per patient day. In many situations these patients are also more profitable. Additionally we are able to leverage our enhanced purchasing power and increase operating profit by providing more cost effective supplies and ancillary services. These management practices also assist in providing quality care to our patients and residents.
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
Increase Revenues and Profitability at Existing Facilities.    Our strategy includes increasing facility revenues and profitability levels through increasing occupancy levels, increasing the percentage of sub-acute patients, maximizing reimbursement rates as appropriate, providing additional services to our current residents, and containing costs. Ongoing initiatives to promote higher occupancy levels and appropriate payor and case mixes at our senior living facilities include corporate programs to promote specialized care and therapy services, as well as initiatives to improve customer service and develop safety programs to improve worker compensation insurance rates.

Offer Services Based on Level of Care.    We are continually expanding our range of products and services to meet the evolving needs of our patients and residents. We have developed a variety of special clinical programs and care offerings in response to particular geographic markets.
Improve Operating Efficiencies.    We actively monitor and manage our operating costs. By having an established portfolio of properties, we believe that we have a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base and the ability to provide more effective management supervision and financial controls.
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
Improve Collaboration with Community Partners.  Changes in healthcare have created the need for providers to create more efficient delivery models. We endeavor to work closely with our community partners to develop specific post-acute program tracts, care transition algorithms and programs to reduce hospital readmissions.
Promote an Internally-Developed Marketing Program.    We focus on the identification and provision of services needed by the community. We assist each facility administrator in analysis of local demographics and competition with a view toward complementary service development. Our belief is that this locally based marketing approach, coupled with strong corporate monitoring and support, provides us an advantage over regional competitors.
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
Industry Trends
The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings, such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher acuity patients than in the past.The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us. Additionally, based on a decrease in the number of skilled nursing facilities over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.
We also anticipate that, as life expectancy continues to increase in the United States, the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to the 2010 U.S. Census, there were over 40 million people in the United States in 2010 that are over 65 years old. The 2010 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.
We believe the skilled nursing industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more seniors are looking for alternatives outside their own family for their care.
Medicaid and Medicare Reimbursement
Rising healthcare costs due to a variety of factors, including an aging population and increasing life expectancies, has generated growing demand for post-acute healthcare services in recent years. In an effort to mitigate the cost of providing healthcare benefits, third-party payors, including Medicaid, Medicare, managed care providers, insurance companies and others, have increasingly encouraged the treatment of patients in lower-cost care settings. As a result, in recent years skilled nursing facilities, which typically have significantly lower cost structures than acute care hospitals and certain other post-acute care settings, have generally been serving larger populations of higher-acuity patients than in the past. However, Medicaid and Medicare reimbursement rates are subject to change from time to time and reduction in rates could materially and adversely impact our revenue.
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
On July 29, 2011, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS’s fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS’s fiscal year 2011 (which ended September 30, 2011). The 11.1% reduction was on a net basis, after the application of a 2.7% market basket increase, and reduced by a 1.0% multi-factor productivity ("MFP") adjustment required by the Patient Protection and Affordable Care Act of 2010 (“PPACA”). The final CMS rule also adjusted the method by which group therapy is counted for reimbursement purposes and changed the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.
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
On July 27, 2012, CMS issued a final rule providing for, among other things, a net 1.8% increase in PPS payments to skilled nursing facilities for CMS’s fiscal year 2013 (which began on October 1, 2012) as compared to PPS payments to skilled nursing facilities in CMS’s fiscal year 2012 (which ended September 30, 2012). The 1.8% increase was on a net basis, reflecting the application of a 2.5% market basket increase, less a 0.7% MFP adjustment mandated by PPACA. This increase is offset by the 2% sequestration reduction, discussed below, which became effective April 1, 2013.
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
On July 31, 2013, CMS issued a final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase is attributable to a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by a 0.5% MFP adjustment as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. For fiscal year 2012 (most recent available fiscal year), the projected market basket percentage change exceeds the actual market basket percentage change by 0.51%. The 2014 Medicare payment rates for skilled nursing facilities were effective on October 1, 2013.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities could be reduced, with a corresponding adverse impact on our financial condition and results of operation.
We also derive a substantial portion of our consolidated revenue from Medicaid reimbursement, primarily through our skilled nursing business. Medicaid programs are administered by the applicable states and financed by both state and federal funds. Medicaid spending nationally has increased significantly in recent years, becoming an increasingly significant component of state budgets. This increase, combined with slower state revenue growth and other state budget demands, has led the federal government to institute measures aimed at controlling the growth of Medicaid spending (and in some instances reducing it).
Historically, adjustments to reimbursement under Medicaid and Medicare have had a significant effect on our revenue and results of operations. Recently enacted, pending and proposed legislation and administrative rulemaking at the federal and state levels could have similar effects on our business. Efforts to impose reduced reimbursement rates, greater discounts and more stringent cost controls by government and other payors are expected to continue for the foreseeable future and could adversely affect our business, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
Regulatory Matters. Laws and regulations governing Federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.
A significant portion of the Company’s revenue is derived from Medicaid and Medicare, for which reimbursement rates are subject to regulatory changes and government funding restrictions. Any significant future change to reimbursement rates could have a material effect on the Company’s operations.
Recently, the Office of Inspector General (“OIG”) of the United States Department of Health and Human Services (“HHS”) issued its Work Plan for Fiscal Year 2014 (“2014 Work Plan”). The 2014 Work Plan outlines the areas of special concern to the OIG and describes those enforcement initiatives the OIG will pursue in FY 2014 in connection with its oversight of the CMS and other agencies of HHS. A new focus for the Work Plan this year will be Medicare Part A billing by skilled nursing facilities. The OIG will examine the differences of skilled nursing facility billing practices between selected years. The OIG has found that more and more skilled nursing facilities billed the highest level of therapy while the general beneficiary characteristics have remained fairly constant. Additionally, the OIG found a $1.5 billion error in inappropriate Medicare payments in 2009 due to the mistakes in the claims submitted by skilled nursing facilities. Another target the OIG will review relates to questionable billing patterns associated with nursing homes and Medicare providers for Part B services that are provided and not paid for under Part A (for example, stays during which benefits are exhausted or the 3-day prior-inpatient-stay requirement is not met). There will be a series of studies that will inspect various services across the board. The reason behind this investigation comes from the inquiry of Congress to examine Part B billing for fraud and abuse during residents’ non-Part A stay.
Health Reform Legislation. Although the federal government has delayed the employer mandate provision of the PPACA, October 1, 2013 was the deadline for employers to provide a notice of health care coverage options to their employees. Generally, the notice informs the employee of the new health insurance marketplace, a description of services, how to contact the marketplace and other additional required information. Employers covered by the Fair Labor Standards Act (“FLSA”) must distribute the required notice to all employees, regardless of plan enrollment status or whether the employees are full or part time. By October 1, 2013, all employers covered by the FLSA were required to provide current employees with the notice. Starting October 1, 2013, each new hire must also receive the notice within 14 days of the employee’s start date.
On December 26, 2013, President Obama signed into law the Pathway for SGR (Medicare Sustainable Growth Rate) Reform Act of 2013. This new law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014, as was scheduled, and provides for a 0.5 percent increase for services through March 31, 2014.
HIPAA. On January 25, 2013, the HHS promulgated new HIPAA privacy, security, and enforcement regulations, which increase significantly the penalties and enforcement practices of HHS regarding HIPAA violations. The new HIPAA regulations are effective as of March 26, 2013, and compliance was required by September 23, 2013.
Revenue Sources
Total Revenue by Payor Sources.    We derive revenue primarily from the Medicaid and Medicare programs, private pay patients and managed care payors. Medicaid typically covers patients that require standard custodial services and provides reimbursement rates that are generally lower than rates earned from other sources. We monitor our patient mix, which is the percentage of non-Medicaid revenue from each of our facilities, to measure the level received from each payor across each of our business units. We intend to continue our focus on enhanced care offerings for high acuity patients.
Medicaid.    Medicaid is a state-administered program financed by state funds and matching federal funds. Medicaid programs are administered by the states and their political subdivisions. Medicaid programs generally provide health benefits for qualifying individuals and may supplement Medicare benefits for financially needy persons aged 65 and older. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Seniors who enter skilled nursing facilities as private pay clients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid is the largest source of funding for nursing home facilities.
Medicare.    Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must meet the CMS, "Conditions of Participation," on an ongoing basis, as determined in periodic facility inspections or surveys conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility healthcare services under the prospective payment system. The prospective payment for each beneficiary is based upon the medical condition of, and care needed by, the beneficiary. Medicare skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.
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
Management fees.    Management fee revenue is received under various contractual agreements with both third-party and related party companies.
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
Whether information about our billing and reimbursement processes is obtained from external sources or activities, such as Medicaid and Medicare audits or probe reviews, or our regular day-to-day monitoring and training activities, we collect and utilize such information to improve our billing and reimbursement functions and the various processes related thereto. We continually strive to improve the efficiency and accuracy of all of our operational and business functions, including our billing and reimbursement processes. The table below sets forth our annual revenue by payor source during the years ended December 31, 2013 and 2012.

	Year Ended December 31,
Annual Revenue by Payor (000's)	2013	2012
Medicaid	$117,260	$104,598
Medicare	67,499	57,029
Other	35,991	30,294
Management fees	2,097	2,156
Total	$222,847	$194,077

Competition
Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. We are in a competitive, yet fragmented, industry. While there are several national and regional companies that provide skilled nursing services, we anticipate that our primary source of competition will be the smaller regional and local development and management companies. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our facilities compete varies from location to location, management believes that its facilities generally compete effectively with respect to these factors. Our competitors include assisted living communities and other retirement facilities and communities, home health care agencies, nursing homes and convalescent centers, some of which operate on a not-for-profit or charitable basis. Our skilled nursing and assisted living facilities compete with both national and local competitors. We also compete with other health care companies for facility acquisitions and management contracts. We give no assurance that additional facilities or management contracts can be acquired on favorable terms.
We seek to compete effectively in each market by establishing a reputation within the local community for quality of care, attractive and comfortable facilities, and providing specialized healthcare with an ability to care for high-acuity patients. We believe that the average cost to a third-party payor for the treatment of our typical high-acuity patient is lower if that patient is treated in one of our skilled nursing facilities than if that same patient were to be treated in an inpatient rehabilitation facility or long-term acutecare hospital. We face direct competition from alternative facilities in our markets for residents. The skilled nursing facilities operated by us compete with other facilities in their respective markets, including rehabilitation hospitals and other "skilled" and personal care residential facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to our centers. In addition, our facilities also face competition for employees.
Increased competition could limit our ability to expand our business. We believe that the most important competitive factors in the long-term care business are a nursing center's local reputation with the local community and other healthcare providers, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient's family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services.
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
Government Regulation
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, certificates of need, quality of patient care and Medicaid and Medicare fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties.
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

Skilled nursing and assisted living facilities are required to be individually licensed or certified under applicable state law and as a condition of participation under the Medicare program. In addition, healthcare professionals and practitioners are required to be licensed in most states. We believe that our operating companies and personnel that provide these services have all required regulatory approvals necessary for our current operations. The failure to obtain, retain or renew any required license could adversely affect our operations, including our financial results.
Health Reform Legislation.    In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. PPACA, which was passed in 2010 and has implementation timing and costs and regulatory implications that are still uncertain in many respects, is among the most comprehensive and notable of these legislative efforts, and its full effects on us and others in our industry are still in many ways difficult to predict. The content or timing of any future health reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the U.S. healthcare system, those reforms may have an adverse effect on our business, financial condition and results of operations.
Although the federal government has delayed the employer mandate provision of the PPACA, October 1, 2013 was the deadline for employers to provide a notice of health care coverage options to their employees. Generally, the notice informs the employee of the new health insurance marketplace, a description of services, how to contact the marketplace and other additional required information. Employers covered by the Fair Labor Standards Act (“FLSA”) must distribute the required notice to all employees, regardless of plan enrollment status or whether the employees are full or part time. By October 1, 2013, all employers covered by the FLSA were required to provide current employees with the notice. Starting October 1, 2013, each new hire must also receive the notice within 14 days of the employee’s start date.
While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are presently effective:

•
Enhanced CMPs and Escrow Provisions.  PPACA includes expanded civil monetary penalty ("CMP") and related provisions applicable to all Medicaid and Medicare providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow account pending final disposition of the applicable administrative and judicial appeals process. To the extent our businesses are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our business, financial condition and results of operations.

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

•
Suspension of Payments During Pending Fraud Investigations.  PPACA provides the federal government with expanded authority to suspend Medicaid and Medicare payments if a provider is investigated for allegations or issues of fraud. This suspension authority creates a new mechanism for the federal government to suspend both Medicaid and Medicare payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the suspension of payment provision is applied to one of our businesses for allegations of fraud, such a suspension could adversely affect our business, financial condition and results of operations.

•
Overpayment Reporting and Repayment; Expanded False Claims Act Liability.  PPACA enacted several important changes that expand potential liability under the federal False Claims Act. Overpayments related to services provided to both Medicaid and Medicare beneficiaries must be reported and returned to the applicable payor within specified deadlines, or else they are considered obligations of the provider for purposes of the federal False Claims Act. This new provision substantially tightens the repayment and reporting requirements generally associated with the operations of health care providers to avoid False Claims Act exposure.

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

•
Health Care-Acquired Conditions.  PPACA provides that the Secretary of Department of Health and Human Services ("DHHS") must prohibit payments to states for any amounts expended for providing medical assistance for certain medical conditions acquired during the patient's receipt of health care services. CMS adopted a final rule to implement this provision of PPACA in the third quarter of 2011. The rule prohibits states from making payments to providers under the Medicaid program for conditions that are deemed to be reasonably preventable. It uses Medicare's list of preventable conditions in inpatient hospital settings as the base (adjusted for the differences in the Medicaid and Medicare populations) and provides states the flexibility to identify additional preventable conditions and settings for which Medicaid payments will be denied.

•
Value-Based Purchasing.  PPACA requires the DHHS to develop a plan to implement a value-based purchasing ("VBP") program for payments under the Medicare program for skilled nursing facilities and to submit a report containing the plan to Congress. The intent of the provision is to potentially reconfigure how Medicare pays for health care services, moving the program towards rewarding better value, outcomes, and innovations, instead of volume. According to the plan submitted to Congress in June 2012, the funding for the VBP program could come out of payment withholds from poor-performing skilled nursing facilities or by holding back a portion of the base payment rate or the annual update for all skilled nursing facilities. If a VBP program is ultimately implemented, it is uncertain what effect it would have upon skilled nursing facilities, but its funding or other provisions could negatively affect them.

•
Anti-Kickback Statute Amendments.  PPACA amended the Anti-Kickback Statute so that: (i) a claim that includes items or services violating the Anti-Kickback Statute also would constitute a false or fraudulent claim under the federal False Claims Act; and (ii) the intent required to violate the Anti-Kickback Statute is lowered such that a person need not have actual knowledge or specific intent to violate the Anti-Kickback Statute in order for a violation to be deemed to have occurred. These modifications of the Anti-Kickback Statute could expose us to greater risk of inadvertent violations of the statute and to related liability under the federal False Claims Act.

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
Medicaid and Medicare.    Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers inpatient hospital services and certain services furnished by other institutional providers such as skilled nursing facilities. Part B of the Medicare program covers the services of doctors, suppliers of medical items, various types of outpatient services and certain ancillary services of the type provided by long-term and acute care facilities. Medicare payments under Part A and Part B are subject to certain caps and limitations, as provided in Medicare regulations. Medicare benefits are not available for intermediate and custodial levels of nursing center care or for assisted living center arrangements.
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
On January 25, 2013, the DHHS promulgated new HIPAA privacy, security, and enforcement regulations, which increase significantly the penalties and enforcement practices of the Department regarding HIPAA violations. We implemented or upgraded computer and information systems as we believe necessary to comply with the new regulations. We believe that we are in substantial compliance with applicable state and federal regulations relating to privacy and security of patient information. However, if we fail to comply with the applicable regulations, we could be subject to significant penalties.
On January 25, 2013, the DHHS promulgated new HIPAA privacy, security, and enforcement regulations, which increase significantly the penalties and enforcement practices of DHHS regarding HIPAA violations. The new HIPAA regulations are effective as of March 26, 2013, and compliance was required by September 23, 2013.
Employees
As of December 31, 2013, excluding discontinued operations, we had approximately 3,368 total employees of which 2,629 were full-time employees.
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
In March 2010, the PPACA and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, these two measures make the most sweeping changes to the U.S. health care system since the creation of Medicaid and Medicare. These new laws include a large number of health care related provisions scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including new tools to address fraud and abuse. As the implementation of, and rulemaking with respect to, these measures is ongoing, we are unable to accurately predict the effect these laws or any future legislation or regulation will have on us or our operations, including future reimbursement rates and occupancy in our inpatient facilities.
Our business depends on reimbursement under federal and state programs, and federal and state legislation or other changes to reimbursement and other aspects of Medicaid and Medicare may reduce or otherwise adversely affect reimbursement amounts.
A substantial portion of our revenue is derived from third-party payors, including Medicaid and Medicare programs. Our business, financial condition, results of operations and prospects would be adversely affected in the event that reimbursement rates under these programs are reduced or rise more slowly than the rate at which our costs increase or if there are changes in the way these programs pay for services. For example, services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all, or further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could occur, each of which could adversely impact our business, financial condition, results of operations and prospects.
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
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which requires the federal budget to include automatic spending reductions beginning in 2012, including reduction of not more than 2% to Medicare providers, but exempting reductions to certain Medicaid and Medicare benefits. With respect to Medicare, these automatic sequestration reductions went into effect on April 1, 2013. Also, on March 15, 2013, the Medicare Payment Advisory Commission recommended that Congress eliminate the market basket update and revise the prospective payment system to result in 2014 in a 4% reduction in Medicare payments to skilled nursing facilities, with subsequent reductions to follow. We are unable to accurately predict the impact these automatic and potential reductions will have on our business, and those reductions could materially adversely affect our business, financial condition, results of operations and prospects.
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
We cannot currently estimate the magnitude of the potential Medicaid and Medicare rate or payment reductions, the impact of the failure of these programs to increase rates to match increasing expenses or the impact on us of potential Medicaid and Medicare policy changes, but they may be material to our operations and affect our future results of operations. We are unable to accurately predict whether future Medicaid and Medicare rates and payments will be sufficient to cover our costs. Future Medicaid and Medicare rate declines or a failure of these rates or payments to cover our costs could result in our experiencing materially lower earnings or losses.
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
Recently, the federal government has imposed extensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicaid and Medicare programs, denials of payment for new Medicaid and Medicare admissions and civil monetary penalties. If we fail to comply, or are perceived as failing to comply, with the extensive laws and regulations applicable to our industry, then we may become ineligible to receive government program reimbursement, be required to refund amounts received from Medicare, Medicaid or private payors, suffer civil or criminal penalties, suffer damage to our reputation or be required to significantly change the way we operate our business.
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
Federal and state governments have a range of criminal, civil and administrative sanctions available to penalize and remediate healthcare fraud and abuse, including exclusion of the provider from participation in the Medicaid and Medicare programs, fines, criminal and civil monetary penalties and suspension of payments and, in the case of individuals, imprisonment. We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.
We believe that we maintain and follow policies and procedures that are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements and other Medicaid and Medicare program criteria. While we believe that our business practices are consistent with Medicaid and Medicare criteria, those criteria are often vague and subject to change and interpretation.

We are unable to accurately predict the future course of federal, state and local regulation or legislation, including Medicaid and Medicare statutes and regulations, or the intensity of federal and state enforcement actions. An adverse review, inquiry, investigation or audit could result in:

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
In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians and other clinicians. In particular, various laws, including federal and state anti-kickback and anti-fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicaid and Medicare programs, including the payment or receipt of compensation for the referral of patients whose care will be paid by federal governmental programs. Sanctions for violating the anti-kickback and anti-fraud statutes include criminal penalties and civil sanctions, including fines and possible exclusion from governmental programs such as Medicaid and Medicare.
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

During 2014, we will need to obtain additional financing to implement our expansion strategy and fund our acquisitions. We are currently exploring several financing alternatives and may seek to raise additional capital through the sale of additional debt or equity securities. As of December 31, 2013, we had an accumulated deficit of $39.9 million and a working capital deficit of approximately $15.6 million. There is no assurance that we will succeed in obtaining financing or will be able to raise additional capital through the issuance of debt or equity securities on terms acceptable to us, or at all, or that any financing obtained will not contain restrictive covenants that limit our operating flexibility. If we are unable to secure such additional financing, then we may be required to delay or modify our expansion plans.
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
Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of expenditures or other resources or may otherwise not meet a risk profile that our investors find acceptable.
We may be unable to improve every facility that we acquire. Even if we improve operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. In addition, operation of these facilities may divert management time and attention from other operations and priorities, negatively impact cash flows, result in adverse or unanticipated accounting charges or otherwise damage other areas of our Company if they are not timely and adequately improved.
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
The long-term care industry is highly competitive and we believe that it will become even more competitive in the future. We face direct competition for patients, employees and the acquisition of facilities. Our skilled nursing and assisted living facilities face competition from skilled nursing, assisted living, independent living facilities, homecare services, community-based service programs, retirement communities and other operations that provide services comparable to those offered by us.
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
A petition has been filed by the Retail Wholesale and Department Store Union for a union election in our Attalla, Alabama facility.  An election date of April 11, 2014 has been set.
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
The provision of health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice, negligence or other related legal theories. In several well publicized instances, private litigation by residents of senior living facilities for alleged abuses has resulted in large damage awards against other operating companies. Certain lawyers and firms specialize in bringing litigation against companies such as ours. As a result of this litigation, our cost of liability insurance has increased during the past few years.
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
From time to time, we have engaged in various transactions with Christopher Brogdon, Vice Chairman of the Board of Directors, owner of greater than 5% of our outstanding common stock and former Chief Acquisition Officer of the Company. These transactions, along with other related party transactions, are described in Note 19 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data," and Part III., Item 13., “Certain Relationships and Related Transactions, and Director Independence.”
We believe that our affiliations with Mr. Brogdon, and other related parties have been, and will be, beneficial to us. Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, others may disagree with this position and litigation could ensue in the future. Our relationships with Mr. Brogdon and other related parties may give rise to litigation, nominations or proposals which could result in substantial costs to us and a diversion of our resources and our management's attention, whether or not any allegations made are substantiated.
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
For the year ended December 31, 2013, for amounts attributable to the Company, we had a net loss of $13.4 million compared to a net loss of $6.9 million for the year ended December 31, 2012. We make no assurances that we will be able to operate profitably. As of December 31, 2013, we have a working capital deficit of approximately $15.6 million.

We intend to seek to improve our liquidity and profitability in future years by:

•	refinancing debt where possible to obtain more favorable terms;

•	increasing facility occupancy and the proportion of sub-acute patients within our skilled nursing facilities;

•	continuing our cost optimization and efficiency strategies;

•	acquiring additional long-term care facilities with existing cash flowing operations to expand our operations.
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
As of December 31, 2013, we had approximately $160.3 million in indebtedness, including current maturities and discontinued operations. We may also obtain additional short-term and long-term debt to meet future capital needs, including to fund acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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
For the year ended and as of December 31, 2013, we had a net loss of $13.4 million and negative working capital of $15.6 million. At December 31, 2013, we had $19.4 million in cash and cash equivalents and $160.3 million in indebtedness, including current maturities and discontinued operations, of which $32.2 million is current debt (including the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $4.5 million and $6.9 million which mature March 31, 2014 and August 29, 2014, respectively, and approximately $6.0 million of mortgage notes included in liabilities of variable interest entity held for sale).
Based on existing cash balances, anticipated cash flows for the year ending December 31, 2014, and new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures through the next 12 months. On a longer term basis, at December 31, 2013 we have approximately $73.9 million of debt payments and maturities due between 2015 and 2017, excluding convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.
In order to satisfy these capital needs, we intend to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including the $6.4 million of bullet maturities due July 2014), the convertible promissory notes due August 29, 2014 are not converted into common stock and are required to be repaid by us in cash, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.
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
In addition, we may only pay dividends on our stock if we have funds legally available for the payment of dividends and such payment is not restricted or prohibited by law, the terms of any shares with higher priority with respect to dividends or any documents governing our indebtedness. Furthermore: (i) one of our mortgage loans prohibits the payment of dividends on our stock if we fail to comply with certain financial covenants or if a default or event of default under the loan agreement has occurred; and (ii) another one of our mortgage loans requires the consent of the lender and the guarantor prior to payment of dividends on our stock. As such, we could become unable, on a temporary or permanent basis, to pay dividends on our stock, including our Series A Preferred Stock. In addition, future debt, contractual covenants or arrangements we or our subsidiaries enter into may restrict or prevent future dividend payments.
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
Our directors and officers beneficially own approximately 21.8% of our outstanding common stock. Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by shareholders, such as the election of directors, the amendment of our charter documents and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.
Takeover defense provisions in Georgia law and our charter documents may delay or prevent takeover attempts thereby preventing our shareholders from realizing a premium on their common stock.
Various provisions of Georgia corporation law and of our charter documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

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
Item 2.    Properties
Facilities
As of December 31, 2013, we operated 46 facilities in eight states with the operational capacity to serve approximately 4,677 residents. Of the facilities, we owned and operated 26 facilities, leased and operated nine facilities, and managed 11 facilities.
The following table provides summary information regarding the number of operational beds at our facilities as of December 31 (excluding discontinued operations):

	December 31,
	2013	2012
Cumulative number of facilities	46	46
Cumulative number of operational beds	4,677	4,677

		Number of Facilities
State	Number of Operational Beds/Units	Owned	Leased	Managed for Third Parties	Total
Alabama	304	2	—	—	2
Arkansas	1,041	10	—	—	10
Georgia	1,379	4	7	—	11
Missouri	80	—	1	—	1
North Carolina	106	1	—	—	1
Ohio	705	4	1	3	8
Oklahoma	882	3	—	8	11
South Carolina	180	2	—	—	2
Total	4,677	26	9	11	46
Facility Type
Skilled Nursing	4,482	24	9	10	43
Assisted Living	112	2	—	—	2
Independent Living	83	—	—	1	1
Total	4,677	26	9	11	46
Corporate Office
Our corporate office is located in Roswell, Georgia. We own two office buildings in Roswell, which contain approximately 13,700 square feet of office space. In addition, we have a lease and a sublease totaling approximately 5,300 square feet of office space in the Atlanta, Georgia area.

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
We operate in an industry that is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, we believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving us, whether currently asserted or arising in the future, could have a material adverse effect on our business, results of operations and financial condition.
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon(Vice Chairman of the Board of Directors, owner of greater than 5% of the outstanding common stock and former Chief Acquisition Officer of the Company,) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Facilities”) that are managed by an AdCare subsidiary. The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.  On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regarding the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants. The Company intends to file a response to the amended complaint in a timely manner, and the trial is scheduled to begin in January 2015. The Company believes that the complaint is without merit and intends to vigorously defend itself against the claims set forth therein.
On March 7, 2014 the Company responded to a letter received from the Ohio Attorney General ("OAG") dated February 25, 2014 demanding repayment of approximately $1.0 million as settlement for alleged improper Medicaid payments related to seven Ohio facilities affiliated with the Company. The OAG alleged that the Company had submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws. The Company intends to defend itself against the claims.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
Our common stock is listed for trading on the NYSE MKT under the symbol "ADK." The high and low sales prices of our common stock during the quarters listed below were as follows:

"ADK"		High	Low
2013	First Quarter	$5.12	$3.66
	Second Quarter	$6.26	$3.85
	Third Quarter	$4.98	$3.82
	Fourth Quarter	$4.50	$3.62

2012	First Quarter	$4.96	$3.60
	Second Quarter	$4.63	$3.15
	Third Quarter	$5.19	$3.39
	Fourth Quarter	$5.50	$3.66
 Based on information supplied from our transfer agent, there were approximately 500 shareholders of record of our common stock as of March 26, 2014.
We have never declared or paid any cash dividends with respect to our common stock. Our ability to pay dividends will depend upon our future earnings and net worth. We are restricted by Georgia law from paying dividends on the common stock if we are not able to pay our debts as they become due in the normal course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the shareholders whose preferential rights are superior. In addition, no cash dividends may be declared or paid on our common stock unless full cumulative dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payments, for all past dividend periods. Furthermore: (i) one of our mortgage loans prohibits the payment of dividends on our stock if we fail to comply with certain financial covenants or if a default or event of default under the loan agreement has occurred; and (ii) another one of our mortgage loans requires the consent of the lender and the guarantor prior to payment of dividends on our stock.
Except for payment of dividends on our Series A Preferred Stock, we currently intend to retain any future earnings to fund the operation and growth of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
The following table sets forth additional information as of December 31, 2013, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	1,804,310	$4.54	1,727,739
Equity compensation plans not approved by security holders(2)	3,864,715	$3.48	—
Total	5,669,025	$3.81	1,727,739

(1)
Represents options issued pursuant to the: (i) AdCare Health Systems, Inc. 2011 Stock Incentive Plan and (ii) 2005 Stock Option Plan of AdCare Health Systems, Inc. which were all approved by our shareholders.

(2)	Represents warrants issued outside of our shareholder approved plans as described below:

•
On March 5, 2007, we issued to a consultant, as partial consideration for providing consulting services to the Company, a seven-year warrant to purchase 80,000 shares of our common stock at an exercise price of $2.68. This warrant was subject to certain anti-dilution adjustments, and, therefore, was adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. As a result of dividends and partial exercises, as of December 31, 2013, the warrant represented the right to purchase 28,941 shares at an exercise price of $2.27 per share. This warrant expired on March 5, 2014.

•
On November 16, 2007, we issued to our Board of Directors, as partial consideration for serving on our Board, ten-year warrants to purchase 649,000 shares of our common stock at exercise prices ranging from $1.21 to $4.00. These warrants were subject to certain anti-dilution adjustments, and, therefore, were adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. As a result, the warrants now represent the right to purchase 751,300 shares at exercise prices ranging from $1.04 to $3.43 per share.

•
On November 16, 2007, we issued to members of our management team, as incentive compensation, ten‑year warrants to purchase 83,275 shares of our common stock at exercise prices ranging from $1.21 to $4.00. These warrants were subject to certain anti-dilution adjustments, and, therefore, were adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. As a result, the warrants now represent the right to purchase 96,401 shares at exercise prices ranging from $1.04 to $3.43 per share.

•
On September 24, 2009, we issued to Christopher Brogdon, as inducement to become our Chief Acquisition Officer, an eight-year warrant to purchase 300,000 shares of our common stock at exercise prices ranging from $3.00 to $5.00. This warrant was subject to certain anti-dilution adjustments, and, therefore, was adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. As a result, the warrant now represents the right to purchase 347,288 shares at exercise prices ranging from $2.59 to $4.32 per share.

•
On September 15, 2009, we issued to members of our management team, as incentive compensation, five-year warrants to purchase 108,334 shares of our common stock at an exercise price of $3.00. These warrants were subject to certain anti-dilution adjustments, and, therefore, were adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. As a result, the warrants now represent the right to purchase 125,410 shares at an exercise price of $2.59 per share.

•
On December 15, 2009, we issued to certain placement agents, as partial consideration for serving as placement agents for the sale of Company stock under a private placement, five-year warrants to purchase 13,811 shares of our common stock at an exercise price of $2.00. These warrants were subject to certain anti-dilution adjustments, and, therefore, were adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. As a result, the warrants now represent the right to purchase 15,989 shares at an exercise price of $1.73 per share.

•
On September 30, 2010, we issued to various investors, as partial consideration for providing certain financing to the Company, three-year warrants to purchase 350,000 shares of our common stock at an exercise price of $4.13. These warrants were subject to certain anti-dilution adjustments, and, therefore, were adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. As a result, as of December 31, 2013, the warrants represented the right to purchase 405,166 shares at an exercise price of $3.57 per share. During February and March 2014, 385,486 of these warrants were exercised and 19,680 were forfeited.

•
On September 30, 2010, we issued to placement agents, as partial consideration for serving as placement agents for the sale of certain promissory notes of the Company, three-year warrants to purchase 116,900 shares of our common stock at an exercise price of $4.13. These warrants were subject to certain anti-dilution adjustments, and, therefore, were adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. As a result, as of December 31, 2013, the warrants represented the right to purchase 135,326 shares at an exercise price of $3.57 per share. During February and March 2014, 134,631 of these warrants were exercised and 695 were forfeited.

•
On September 30, 2010, we issued to Cantone Research, Inc., as partial consideration for providing certain financing to the Company, a three-year warrant to purchase 150,000 shares of our common stock at an exercise price of $4.13. This warrant was subject to certain anti-dilution adjustments, and, therefore, was adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. As a result, as of December 31, 2013, the warrant represented the right to purchase 173,644 shares at an exercise price of $3.57 per share. This warrant was exercised in March 2014.

•
On January 10, 2011, we issued to Boyd Gentry, as inducement to become our Chief Executive Officer, a ten‑year warrant to purchase 250,000 shares of our common stock at an exercise price of $4.13. This warrant was subject to certain anti-dilution adjustments, and, therefore, was adjusted in October 2011 and October 2012 for a 5% stock dividend in each year. As a result, the warrant now represents the right to purchase 275,625 shares at an exercise price of $3.75 per share.

•
On March 31, 2011, we issued to Cantone Research, Inc., as partial consideration for providing certain financing to the Company, a three-year warrant to purchase 250,000 shares of our common stock at an exercise price of $5.30. This warrant was subject to certain anti-dilution adjustments, and, therefore, was adjusted in October 2011 and October 2012 for a 5% stock dividend in each year. As a result, the warrant now represents the right to purchase 275,625 shares at an exercise price of $4.81 per share.

•
On May 2, 2011, we issued to Noble Financial, as partial consideration for providing certain financing to the Company, a five-year warrant to purchase 50,000 shares of our common stock at an exercise price of $4.50. This warrant was subject to certain anti-dilution adjustments, and, therefore, was adjusted in October 2011 and October 2012 for a 5% stock dividend in each year. As a result, the warrant now represents the right to purchase 55,125 shares at an exercise price of $4.08 per share.

•
On December 19, 2011, we issued to David Rubenstein, as inducement to become our Chief Operating Officer, a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $4.13, and a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $4.97. These warrants were subject to certain anti-dilution adjustments, and, therefore, were adjusted in October 2012 for a 5% stock dividend. As a result, the warrants now represent the right to purchase 105,000 shares at an exercise price of $3.93 per share and 105,000 shares at an exercise price of $4.58 per share.

•
On March 30, 2012, we issued to Cantone Asset Management LLC, as partial consideration for providing certain financing to the Company, a three-year warrant to purchase 300,000 shares of our common stock at an exercise price of $4.00. This warrant is subject to certain anti‑dilution adjustments, and, therefore, was adjusted on October 22, 2012 for a 5% stock dividend. As a result, the warrant now represents the right to purchase 315,000 shares at an exercise price of $3.81 per share.

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

•
On May 15, 2013, we issued to Ronald W. Fleming, as an inducement to become our Chief Financial Officer, a ten-year warrant to purchase 70,000 shares of our common stock at an exercise price of $5.90, which vests as to one-third of the underlying shares on each of the successive three anniversaries of the issue date.

•
On October 26, 2013 we issued to Cantone Research, Inc., as partial consideration for providing certain financing to the Company, a two-year warrant to purchase 75,000 shares of our common stock at an exercise price of $3.96 per share.

•
On November 26, 2013, we issued to an investor relations firm, as partial consideration for providing certain investor relations services to the Company, a ten-year warrant to purchase 10,000 shares of our common stock at an exercise price of $3.96.

Issuance of Unregulated Securities
See “Exercise of Warrants” in Part II., Item 9B. “Other Information” of this Annual Report for a description of unregistered securities issued during the quarter ended December 31, 2013.

Item 6.    Selected Financial Data
Disclosure pursuant to Item 6 of Form 10-K is not required to be provided by smaller reporting companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We own and operate skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma, and South Carolina. As of December 31, 2013, through our wholly owned separate operating subsidiaries, we operate 46 facilities consisting of 43 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 4,700 beds. Our facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2013, of the total 46 facilities, we owned and operated 26 facilities, leased and operated nine facilities, and managed 11 facilities. As part of our strategy to focus on the growth of skilled nursing facilities, we decided in the fourth quarter of 2011 to exit the home health business; and accordingly, this business is reported as discontinued operations. We sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012 we entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility have an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations. We sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and the other in May 2013. During the second quarter of 2013, the Company executed two sublease arrangements to exit the skilled nursing business in Tybee Island, Georgia. The two skilled nursing facilities had an aggregate of 135 units in service. A sales listing agreement was executed for the 105-unit assisted living facility located in Hoover, Alabama, which is a consolidated variable interest entity, during the fourth quarter of 2013. The two skilled nursing facilities located in Tybee Island, Georgia and the assisted living facility located in Hoover, Alabama are reported as discontinued operations (see Note 10 - Discontinued Operations).
As further discussed in the footnotes to the Consolidated Financial Statements included in this Annual Report (see Note 14 and Note 19 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data."), effective August 1, 2011 entities (the "Oklahoma Owners") controlled by Christopher Brogdon (Vice Chairman of the Board of Directors, owner of greater than 5% of the outstanding common stock and former Chief Acquisition Officer of the Company) and his spouse, Connie Brogdon (related parties to the Company), acquired five skilled nursing facilities located in Oklahoma (the "Oklahoma Facilities"). The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities. Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10, Consolidation—Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.
During the process of finalizing the 2012 financial statements, the Company reassessed its prior conclusion that it should consolidate the Oklahoma Owners. In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners. The Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company's consolidated financial statements subsequent to that date. The Company further concluded that including the Oklahoma Owners in its 2011 financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued 2011 financial statements. Note 14, Variable Interest Entities, in the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data," includes summarized financial statements of the Oklahoma Owners for 2011 that are included in the Company's 2011 consolidated financial statements.
Liquidity
For the year ended and as of December 31, 2013, we had a net loss of $13.4 million and negative working capital of $15.6 million. At December 31, 2013, we had $19.4 million in cash and cash equivalents and $160.3 million in indebtedness, including current maturities and discontinued operations, of which $32.2 million is current debt (including the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $4.5 million and $6.9 million, which mature March 31, 2014 and August 29, 2014, respectively, and approximately $6.0 million of mortgage notes included in liabilities of variable interest entity held for sale). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
We anticipate that scheduled debt service (excluding approximately $6.4 million of bullet maturities due July 2014 that the Company believes will be refinanced on a longer term basis and $6.9 million in outstanding convertible promissory notes that mature August 29, 2014 but including principal and interest), will total approximately $21.4 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $6.5 million for the year ending December 31, 2014. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We anticipate the conversion to common stock of $4.0 million of the Company's outstanding convertible promissory notes that mature August 29, 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $2.9 million that were converted into shares of common stock of the Company in January 2014 (see Note 20 - Subsequent Events, of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data). These promissory notes are convertible into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $4.00 per share from January 1, 2014 through March 21, 2014. As discussed further below, if we were unable to refinance the $6.4 million of bullet maturities due July 2014 or were required to pay the $4.0 million of outstanding convertible promissory notes in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.
We estimate that cash flow from operations and other working capital changes will be approximately $15.4 million for the year ending December 31, 2014. During February and March 2014, the Company issued 693,761 shares of its common stock to holders of the Company's warrants dated September 30, 2010 upon conversion at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million (see Note 20 - Subsequent Events, of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data).
Based on existing cash balances, anticipated cash flows for the year ending December 31, 2014, the anticipated refinancing of $6.4 million of bullet maturities due July 2014, the expected conversion of $4.0 million of convertible promissory notes due August 29, 2014 into shares of the Company's common stock, the net proceeds of approximately $6.3 million from the issuance and sale of the Company's 10% subordinated convertible notes due April 30, 2015 that were received on March 28, 2014 (see Note 20 - Subsequent Events), and anticipated new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at December 31, 2013 we have approximately $73.9 million of debt payments and maturities due between 2015 and 2017, excluding convertible promissory notes which are convertible into shares of the Company's common stock. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2014. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.
In order to satisfy our capital needs, we seek to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including the $6.4 million of bullet maturities due July 2014), the convertible promissory notes due August 29, 2014 are not converted into shares of the Company's common stock and are required to be repaid by us in cash, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.
Acquisitions
We have embarked on a strategy to grow our business through acquisitions and leases of senior care facilities and businesses providing services to those facilities. During the year ended December 31, 2013, the Company incurred acquisition costs totaling approximately $0.6 million. Acquisition costs are recorded in “Other Income (Expense)” section of the Consolidated Statements of Operations included in Part II, Item 8., "Financial Statements and Supplementary Data."
As noted above in Part I, Item 1 "Business," on February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment consisting of: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee. The Company deposited $0.4 million of earnest money escrow deposits in February 2013. On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013. On August 1, 2013, the Company entered into a settlement agreement regarding the return of the $0.4 million previously deposited earnest money escrow deposits. Pursuant to the agreement, the previously deposited earnest money escrow deposits were released and distributed, $0.3 million to the Company and $0.1 million to Avalon.
Divestitures
As part of the Company’s strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business and sold the assets of the home health business in 2012.  In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities.  A sales listing agreement was executed for the 105-unit assisted living facility located in Hoover, Alabama, which is a consolidated variable interest entity, during the fourth quarter of 2013.

The results of operations and cash flows for the home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, and the assisted living facility located in Hoover, Alabama are reported as discontinued operations in 2013 and 2012.
The following table summarizes the activity of discontinued operations for the years ended December 31, 2013 and 2012:

(Amounts in 000’s)	December 31, 2013	December 31, 2012
Total revenues from discontinued operations	$5,559	$21,768
Net (loss) income from discontinued operations	$(2,248)	$5,846
Interest expense, net from discontinued operations	$591	$1,183
Income tax (expense) benefit from discontinued operations	$(33)	$20
(Loss) gain on disposal of assets from discontinued operations	$(467)	$6,729
Segments
Consistent with our strategy to focus on the growth of our skilled nursing facilities and in light of our sale of the majority of our assisted living facilities (the completed sale of four of our assisted living facilities located in Ohio in fourth quarter of 2012), beginning in the fourth quarter of 2012, we only evaluate operating performance for our 43 skilled nursing facilities, our remaining two assisted living facilities and one independent living facility on a combined basis. Through the third quarter of 2012, we previously evaluated our operations under three segments: skilled nursing facilities ("SNF"), assisted living facilities ("ALF"), and Corporate & Other. Accordingly, management discussion and analysis on a segment basis is not included herein.
Primary Performance Indicators
We focus on two primary indicators in evaluating our financial performance. Those indicators are facility average occupancy and patient mix. Facility average occupancy is important as higher occupancy generally leads to higher revenues. In addition, concentrating on increasing the number of Medicare covered admissions ("the patient mix") helps in increasing revenues. We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis. We also evaluate "Same Facilities" and "Recently Acquired Facilities" results. Same Facilities represent those owned and leased facilities we began to operate prior to January 1, 2012. Recently Acquired Facilities results represents those owned and leased facilities we began to operate subsequent to January 1, 2012.
The tables below reflect our 2013 and 2012 patient care revenue key performance indicators for our skilled nursing facilities excluding discontinued operations. Excluding discontinued operations, our assisted living facilities represent approximately 1% of our total consolidated revenues in both 2013 and 2012. We continue our work towards maximizing the number of patients covered by Medicare where our operating margins are higher.

SNF Average Occupancy

	Year Ended December 31,
	2013	2012
Same Facilities	80.6%	82.9%
Recently Acquired Facilities	67.7%	61.3%
Total	76.6%	79.1%

SNF Patient Mix

	Same Facilities		Recently Acquired Facilities		All Facilities
	2013	2012	2013	2012	2013	2012
Medicare	14.4%	15.0%	16.1%	13.3%	14.9%	14.7%
Medicaid	71.3%	72.0%	71.0%	72.4%	71.2%	72.1%
Other	14.3%	13.0%	12.9%	14.3%	13.9%	13.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

On July 29, 2011, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule providing for, among other things, a net 11.1% reduction in PPS payments to skilled nursing facilities for CMS’s fiscal year 2012 (which began October 1, 2011) as compared to PPS payments in CMS’s fiscal year 2011 (which ended September 30, 2011). The 11.1% reduction is on a net basis, after the application of a 2.7% market basket increase, and reduced by a 1.0% multi-factor productivity ("MFP") adjustment required by the Patient Protection and Affordable Care Act of 2010 (“PPACA”). The final CMS rule also adjusted the method by which group therapy is counted for reimbursement purposes, and changed the timing in which patients who are receiving therapy must be reassessed for purposes of determining their RUG category.

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

On July 27, 2012, CMS issued a final rule providing for, among other things, a net 1.8% increase in PPS payments to skilled nursing facilities for CMS’s fiscal year 2013 (which began on October 1, 2012) as compared to PPS payments to skilled nursing facilities in CMS’s fiscal year 2012 (which ended September 30, 2012). The 1.8% increase was on a net basis, reflecting the application of a 2.5% market basket increase, less a 0.7% MFP adjustment mandated by PPACA. This increase is offset by the 2% sequestration reduction, discussed below, which became effective April 1, 2013.

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

On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase is attributable to a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% MFP adjustment as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. For fiscal year 2012 (most recent available fiscal year), the projected market basket percentage change exceeds the actual market basket percentage change by 0.51%. The 2014 Medicare payment rates for skilled nursing facilities were effective on October 1, 2013.

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

Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the years ended December 31, 2013 and 2012 were as follows:

SNF Analysis by State For the Year Ended December 31, 2013:

State	Operational Beds at Period End(1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC)(2)	2013 Total Revenues	Medicare (Skilled) $PPD	Medicaid $PPD(3)
Alabama	304	304	71.3%	10.8%	$15,323	$395.98	$166.23
Arkansas	1,009	1,009	62.3%	16.6%	$51,447	$446.41	$168.33
Georgia	1,379	1,379	88.7%	15.3%	$94,898	$452.45	$156.90
Missouri	80	80	74.3%	14.3%	$4,033	$425.90	$134.58
North Carolina	106	106	72.5%	16.0%	$6,368	$455.11	$163.83
Ohio	293	293	83.1%	14.3%	$20,219	$430.79	$167.24
Oklahoma	318	318	67.0%	12.1%	$14,621	$440.62	$141.68
South Carolina	180	180	82.4%	14.4%	$11,010	$410.31	$158.85
Total	3,669	3,669	76.6%	14.9%	$217,919	$442.62	$159.71

SNF Analysis by State For the Year Ended December 31, 2012:

State	Operational Beds at Period End(1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC)(2)	2012 Total Revenues	Medicare (Skilled) $PPD	Medicaid $PPD(3)
Alabama	304	304	79.4%	11.4%	$18,341	$384.68	$178.26
Arkansas	1,009	869	63.3%	13.2%	$41,929	$389.72	$172.79
Georgia	1,379	1,312	89.4%	15.6%	$92,010	$456.99	$157.16
Missouri	80	80	65.4%	17.0%	$3,560	$407.05	$133.34
North Carolina	106	106	83.7%	18.6%	$7,353	$456.49	$160.74
Ohio	293	293	83.7%	15.8%	$20,989	$461.20	$162.91
Oklahoma	230	100	72.6%	13.9%	$5,052	$432.60	$134.85
South Carolina	—	—	—%	—%	$—	$—	$—
Total	3,401	3,064	79.1%	14.7%	$189,234	$436.22	$162.52

Critical Accounting Policies
We prepare our financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change. We believe that the following represents our critical accounting policies:
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

We have evaluated and concluded that as of December 31, 2013, we have one relationship with a variable interest entity in which we have determined that we are the primary beneficiary required to consolidate the entity. See Note 14 to our consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data."
As further discussed in Note 14 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data," during the process of finalizing the 2012 financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners. In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners. The Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company's consolidated financial statements. The Company further concluded that including the Oklahoma Owners in its 2011 financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued 2011 financial statements subsequent to that date.
Revenue Recognition
The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company's revenue is derived primarily from providing healthcare services to residents and is recognized on the date services are provided at amounts billable to the individual. For reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.
Revenue from the Medicaid and Medicare programs accounted for 84% of our revenue for each of the years ended December 31, 2013 and 2012. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company's revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. We recorded retroactive adjustments to revenue which were not material to our consolidated revenue for the years ended December 31, 2013 and 2012.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist primarily of amounts due from Medicaid and Medicare programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.
Accounts receivable are reported net of allowances for doubtful accounts. The administrators and managers of our facilities evaluate the collectibility of accounts; Corporate management reviews the adequacy of the allowance for doubtful accounts on a monthly basis, and adjustments are made if necessary.
Asset Impairment
The Company reviews the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the year ended December 31, 2013 and 2012.
The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a facility below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. During 2013, the Company recognized a goodwill impairment charge of approximately $0.8 million on a facility located in Tulsa, Oklahoma acquired in 2012 which is reflected in loss from continuing operations. The impairment charge was a result of the required goodwill impairment test that requires the goodwill to be written down to the estimate of the implied fair value (see Note 6 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.").
The Company's asset impairment analysis is consistent with the fair value measurements described in ASC Topic 820, Fair Value Measurements and Disclosures. In 2012, the Company recognized impairment charges totaling $0.5 million related to its former corporate office building in Springfield, Ohio and an administrative office building in Rogers, Arkansas. Both of these office buildings were held for sale at December 31, 2012. In 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value. During 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia and an impairment charge of $0.7 million to write down the carrying value of certain lease rights, equipment, and leasehold improvement values related to two facilities in Tybee Island, Georgia (see Note 10 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data"). The impairment charge represents a change in fair value from the carrying value.
Self-Insurance Accruals
As of October 1, 2012, the Company is self-insured for employee medical claims (in all states except for Oklahoma, where the Company participates in the Oklahoma state subsidy program) and has a large deductible workers' compensation plan (in all states except for Ohio, where workers' compensation is covered under a premium-only policy provided by the Ohio Bureau of Worker's Compensation, a state funded program required by Ohio's monopolistic workers' compensation system). Determining reserves for healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.
Business Combinations
The Company follows ASC Topic 805, Business Combinations ("ASC 805"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company incurred acquisition costs of approximately $0.6 million and $2.0 million during the years ended December 31, 2013 and 2012, respectively, as discussed in Note 9 - Acquisitions of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data." ASC 805 requires that we make certain valuations to determine the fair value of assets acquired and the liabilities assumed. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.
Stock-Based Compensation
The Company follows the provisions of FASB Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R - Share-based Payments which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values.  The Black-Scholes-Merton option-pricing model, consistent with the provisions of ASC 718, was used to determine the fair value of each option granted.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years.  Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.
Income Taxes
As required by ASC Topic 740, Income Taxes ("ASC 740"), the Company establishes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. We generally expect to fully utilize our deferred tax assets; however, when necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2013, the Company has a valuation allowance of approximately $11.5 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant ASC 740 guidance when accounting for uncertainty in income taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.
In determining the need for a valuation allowance, the annual income tax rate, or the need for and magnitude of liabilities for uncertain tax positions, we make certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with our estimates and assumptions, actual results could differ.
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. To date, the IRS has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction.
Recently Issued Accounting Pronouncements
The information required by this Item is provided in Note 1 of the notes to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data".
Results of Operations
Year Ended December 31, 2013 and 2012
Continuing Operations:
The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included herein.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2013	2012	Amount	Percent
Revenues:
Patient care revenues	$220,750	$191,921	$28,829	15%
Management revenues	2,097	2,156	(59)	(3)%
Total revenues	222,847	194,077	28,770	15%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	185,612	160,700	24,912	16%
General and administrative expenses	19,032	17,005	2,027	12%
Audit committee investigation expense	2,386	—	2,386	—%
Facility rent expense	7,028	7,068	(40)	(1)%
Depreciation and amortization	7,940	6,538	1,402	21%
Salary retirement and continuation costs	154	43	111	258%
Total expenses	222,152	191,354	30,798	16%
Income from Operations	695	2,723	(2,028)	(74)%
Other Income (Expense):
Interest expense, net	(12,888)	(12,687)	201	2%
Acquisition costs, net of gains	(562)	(1,962)	(1,400)	(71)%
Derivative gain (loss)	3,006	(1,741)	(4,747)	(273)%
(Loss) gain on extinguishment of debt	(109)	500	609	122%
Loss on impairment	(799)	—	799	—%
(Loss) gain on disposal of assets	(10)	2	12	600%
Other expense	(306)	(124)	182	147%
Total other expense, net	(11,668)	(16,012)	(4,344)	(27)%
Loss from Continuing Operations Before Income Taxes	(10,973)	(13,289)	(2,316)	(17)%
Income tax expense	(142)	(97)	45	46%
Loss from Continuing Operations	$(11,115)	$(13,386)	$(2,271)	(17)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Same and Recently Acquired Facility Patient Care Revenue Analysis:

Total Patient Care Revenues
	Year Ended December 31,
Amounts in (000's)	2013	2012
Same Facilities	$159,195	$166,839
Recently Acquired Facilities	$61,555	$25,082
Total	$220,750	$191,921

Dollars in (000's), except for rate per patient day	2013	2012	Change	% Change
Total Facility Results:
Patient Care Revenues	$220,750	$191,921	$28.829	15.0%
Cost of Services	$185,612	$160,700	$24,912	15.5%
Number of facilities at period end (1)	35	35	—	—%
Actual patient days	1,060,786	921,571	139,215	15.1%
Occupancy percentage — Operational beds	76.9%	79.3%		(2.4)%
Skilled patient mix	14.4%	14.2%		0.2%
Average Medicare reimbursement rate per patient day	$442.62	$436.22	$6.40	1.5%
Medicaid patient mix	69.5%	70.1%		(0.6)%
Average Medicaid reimbursement rate per patient day	$159.11	$161.82	$(2.71)	(1.7)%

Dollars in (000's), except for rate per patient day	2013	2012	Change	% Change
Same Facility Results: (2)
Patient Care Revenues	$159,195	$166,838	$(7,643)	(4.6)%
Cost of Services	$131,819	$136,434	$(4,615)	(3.4)%
Number of facilities at period end (1)	25	25	—	—%
Actual patient days	778,180	800,651	(22,471)	(2.8)%
Occupancy percentage — Operational beds	80.8%	82.9%		(2.1)%
Skilled patient mix	13.7%	14.3%		(0.6)%
Average Medicare reimbursement rate per patient day	$442.39	$440.20	$2.19	0.5%
Medicaid patient mix	68.9%	69.8%		(0.9)%
Average Medicaid reimbursement rate per patient day	$156.91	$160.87	$(3.96)	(2.5)%

Dollars in (000's), except for rate per patient day	2013	2012	Change	% Change
Recently Acquired Facility Results: (3)
Patient Care Revenues	$61,555	$25,082	$36,473	145.4%
Cost of Services	$53,793	$24,266	$29,527	121.7%
Number of facilities at period end (1)	10	10	—	—%
Actual patient days	282,606	120,920	161,686	133.7%
Occupancy percentage — Operational beds	67.7%	61.3%		6.4%
Skilled patient mix	16.2%	13.3%		2.9%
Average Medicare reimbursement rate per patient day	$443.16	$407.87	$35.29	8.7%
Medicaid patient mix	71.0%	72.4%		(1.4)%
Average Medicaid reimbursement rate per patient day	$165.01	$167.86	$(2.85)	(1.7)%
(1) Includes assisted living and skilled nursing facilities; excludes managed facilities.
(2) Same Facilities results represents those owned and leased facilities we began to operate prior to January 1, 2012.
(3) Recently Acquired Facilities results represent those owned and leased facilities we began to operate subsequent to January 1, 2012.
Patient Care Revenues—Total patient care revenues increased by $28.8 million, or 15%, to $220.8 million for the year ended December 31, 2013, compared with $191.9 million for the year ended December 31, 2012. The $28.8 million increase is primarily due to an increase in skilled patient mix percentage from 14.2% to 14.4%, increases in average Medicare reimbursement rate per patient day from $436.22 to $442.62, or 1.5%, partially offset by the decrease in facility occupancy rate of 79.3% to 76.9%, and reductions in average Medicaid reimbursement rates per patient day of $161.82 to $159.11, or (1.7)%, compared to 2012.

Revenue generated by Same Facilities decreased approximately $7.6 million, or 5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was primarily due a decrease in occupancy percentage from 82.9% to 80.8%, a decrease in skilled patient mix from 14.3% to 13.7%, reductions in average Medicaid reimbursement rates per patient day from $160.87 to $156.91, or 2.5%, partially offset by increases in averaged Medicare reimbursement rates per patient day from $440.20 to $442.39, or 0.5%, compared to 2012.
Revenue generated by Recently Acquired Facilities increased approximately $36.5 million, or 145%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase is primarily due to an increase in occupancy from 61.3% to 67.7%, increase in skilled patient mix percentage from 13.3% to 16.2%, increases in average Medicare reimbursement rates per patient day from $407.87 to $443.16, or 8.7%, partially offset by reductions in average Medicaid patient mix from $167.86 to $165.01, or (1.7)% compared to 2012 . Since January 1, 2012, the Company has acquired eleven skilled nursing facilities and one assisted living facility.
Management Revenues—Management revenues (net of eliminations) decreased by $0.1 million, or 3%. The decrease was primarily due to the discontinuance of one management contract in February 2013.
Cost of Services (exclusive of facility rent and depreciation and amortization shown separately)—Cost of services increased by $24.9 million, or 16%, in 2013 as compared to 2012. Of the $24.9 million increase, Recently Acquired Facilities increased by $29.5 million, or 121.7%, as the Company has acquired eleven skilled nursing facilities and one assisted living facility since January 1, 2012. The cost of services for Same Facilities decreased by $4.6 million, or 3.4% due to lower occupancy and skilled patient mix. Cost of services as a percentage of patient care revenue increased from 83.7% at December 31, 2012 to 84.1% at December 31, 2013.  The increase in cost of services as a percentage of patient care revenue is also a result of the Company limiting the ability for employees to accumulate earned but unused vacation beyond the current calendar year.  As a result, the vacation time previously accumulated must be used by the employee by the end of the calendar year or it will be forfeited; therefore, the vacation accrual and expense were adjusted accordingly for 2012.
General and Administrative—General and administrative costs increased by $2.0 million to $19.0 million in 2013 from $17.0 million in 2012. The increase is primarily due to the following: (i) increases in salaries, wage and employee benefits expense of approximately $1.0 million due to the Company’s increased corporate overhead structure in response to the growth needs and the opening of an accounting service center located in Roswell, Georgia, (ii)  increase of approximately $0.6 million in accounting and auditing expense, (iii) increase of approximately $0.3 million in expense due to a new data center agreement, (iv)  increase of approximately $0.2 million in contract services expense, (v) increase of approximately $0.2 million in non-employee stock compensation amortization expense, (vi) approximately $0.1 million in Georgia reincorporation expense, (vii) increase of approximately $0.1 million in recruiting cost, partially offset by (viii) increase of approximately $0.4 million in purchasing rebates, and a (ix) decrease of approximately $0.1 million in investor relations expense. As a percentage of revenue, general and administrative costs declined to 8.5% in 2013 compared to 8.8% in 2012, reflecting increased leverage of our fixed costs over the scale of expanding operations from acquisitions.
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
In connection with the restatement process and the Audit Committee’s review and inquiry, the Company has incurred significant professional services costs and other expenses which have been recognized as a special charge of approximately $2.4 million for the year ended December 31, 2013.
Facility Rent Expense—Facility rent expense was approximately $7.0 million for both 2013 and 2012.
Depreciation and Amortization—Depreciation and amortization increased by $1.4 million in 2013 compared to 2012. The depreciation increase is directly related to the 2012 acquisition activity, the impairment charge of approximately $1.2 million which related to the asset impairments for intangible lease rights, equipment, and leasehold improvements for a certain facility located in Thomasville, Georgia of approximately $0.5 million and two facilities in Tybee Island, Georgia of approximately $0.7 million primarily due to the amount by which the carrying values of the assets exceeded the estimated fair value. During 2012, we recognized impairment charges of $0.4 million to write down the carrying value of an office building located in Rogers, Arkansas and $0.1 million to reduce the net book value of the Company's former Springfield, Ohio office to net realizable value. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value. In addition, the 2012 acquisitions resulted in intangibles that are being amortized during both periods.
Salary Retirement and Continuation Costs—In 2013, we incurred certain retirement and salary continuation costs of approximately $0.2 million related to separation agreements with prior officers of the Company. The costs include wage continuation and fringe benefits which are to be paid out to these former employees through December 2013.
Interest Expense, net—Interest expense, net increased $0.2 million, or 2% from 2012 to 2013. We have entered into numerous debt instruments in relation to our growth strategy for the acquisition of the facilities which began in the third quarter of 2010.
Acquisition Costs, net of Gains—For 2013, acquisition costs were $0.6 million, compared to $2.0 million for 2012. The decrease was a result of less acquisition activity during 2013 compared to 2012.
Derivative Gain (Loss)—For 2013, the derivative gain was $3.0 million compared to a loss of $1.7 million in 2012. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the year in comparison to the beginning of the year. The Company amended the debt instruments in October 2013 to eliminate the derivative feature, among other items. Consequently, the fair value of the derivative instrument was eliminated as of October 2013, compared to $3.6 million at December 31, 2012.
(Loss) Gain on Debt Extinguishment—In 2012, a non-cash gain of $0.5 million was recognized in connection with a litigation settlement.
Loss on Impairment—During the year ended December 31, 2013, the Company recognized a goodwill impairment of $0.8 million related to a facility located in Tulsa, Oklahoma which was acquired in 2012. The impairment charge was a result of the required goodwill impairment test that requires the goodwill to be written down to the estimate of the implied fair value.
Other Expense—For 2013, other expense was $0.3 million compared to $0.1 million in 2012. In 2013, the Company incurred costs of $0.3 million in restructuring the 2010 subordinated convertible notes and to extend the maturity date to August 2014.
Income Tax Expense—Income tax expense was approximately $0.1 million for both 2013 and 2012. Income tax expense for the Company is related to state and local taxes. The Company's effective tax rate was (1.3)% for the year ended December 31, 2013 as compared to (1.0)% for the year ended December 31, 2012. primarily due to an increase in the Company's operating loss before income taxes in 2013.
Liquidity and Capital Resources
For the year ended and as of December 31, 2013, we had a net loss of $13.4 million and negative working capital of $15.6 million. At December 31, 2013, we had $19.4 million in cash and cash equivalents and $160.3 million in indebtedness, including current maturities and discontinued operations, of which $32.2 million is current debt (including the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $4.5 million and $6.9 million, which mature March 31, 2014 and August 29, 2014, respectively, and approximately $6.0 million of mortgage notes included in liabilities of variable interest entity held for sale). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
We anticipate that scheduled debt service (excluding approximately $6.4 million of bullet maturities due July 2014 that the Company believes will be refinanced on a longer term basis and $6.9 million in outstanding convertible promissory notes that mature August 29, 2014 but including principal and interest), will total approximately $21.4 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $6.5 million for the year ending December 31, 2014. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We anticipate the conversion to common stock of $4.0 million of the Company's outstanding convertible promissory notes that mature August 29, 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $2.9 million that were converted into shares of common stock of the Company in January 2014 (see Note 20 - Subsequent Events, of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data). These promissory notes are convertible into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $4.00 per share from January 1, 2014 through March 21, 2014. As discussed further below, if we were unable to refinance the $6.4 million of bullet maturities due July 2014 or were required to pay the $4.0 million of outstanding convertible promissory notes in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.
We estimate that cash flow from operations and other working capital changes will be approximately $15.4 million for the year ending December 31, 2014. During February and March 2014, the Company issued 693,761 shares of its common stock to holders of the Company's warrants dated September 30, 2010 upon conversion at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million (see Note 20 - Subsequent Events, of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data).
Based on existing cash balances, anticipated cash flows for the year ending December 31, 2014, the anticipated refinancing of $6.4 million of bullet maturities due July 2014, the expected conversion of $4.0 million of convertible promissory notes due August 29, 2014 into shares of the Company's common stock, the net proceeds of approximately $6.3 million from the issuance and sale of the Company's 10% subordinated convertible notes due April 30, 2015 that were received on March 28, 2014 (see Note 20 - Subsequent Events), and anticipated new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at December 31, 2013 we have approximately $73.9 million of debt payments and maturities due between 2015 and 2017, excluding convertible promissory notes which are convertible into shares of the Company's common stock. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2014. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.
In order to satisfy our capital needs, we seek to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including the $6.4 million of bullet maturities due July 2014), the convertible promissory notes due August 29, 2014 are not converted into shares of the Company's common stock and are required to be repaid by us in cash, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000's)	2013	2012
Net cash provided by operating activities—continuing operations	$5,295	$1,676
Net cash used in operating activities—discontinued operations	(234)	(229)
Net cash used in investing activities—continuing operations	(8,155)	(70,797)
Net cash provided by investing activities—discontinued operations	5,031	11,635
Net cash provided by financing activities—continuing operations	7,111	72,622
Net cash used in financing activities—discontinued operations	(5,611)	(6,154)
Net Change in Cash	3,437	8,753
Cash, Beginning	15,937	7,364
Cash decrease due to deconsolidation of variable interest entities	—	(180)
Cash, Ending	$19,374	$15,937
Year Ended December 31, 2013
Net cash provided by operating activities—continuing operations for the year ended December 31, 2013, was approximately $5.3 million consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative gain, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $0.2 million.
Net cash used in investing activities—continuing operations for the year ended December 31, 2013, was approximately $8.2 million. This is primarily the result of additional restricted cash deposits and capital expenditures throughout the facilities, offset by proceeds received from notes receivable. Net cash provided by investing activities—discontinued operations was approximately $5.0 million related to proceeds from the sale of two additional Ohio assisted living facilities.
Net cash provided by financing activities—continuing operations was approximately $7.1 million for the year ended December 31, 2013. This is primarily the result of cash proceeds received from preferred stock issuances, proceeds received from additional debt borrowings, partially offset by repayments of existing debt obligations and payments of preferred stock dividends. Net cash used in financing activities—discontinued operations was approximately $5.6 million consisting of repayments of existing debt obligations.
Year Ended December 31, 2012
Net cash provided by operating activities—continuing operations for the year ended December 31, 2012, was $1.7 million consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $0.2 million.
Net cash used in investing activities—continuing operations for the year ended December 31, 2012, was approximately $70.8 million. This is primarily the result of funding our acquisitions, including making escrow deposits as well as capital expenditures throughout the facilities and new computer software. Net cash provided by investing activities—discontinued operations was approximately $11.6 million for the year ended December 31, 2012 related to proceeds from the sale of four of the six Ohio assisted living facilities.
Net cash provided by financing activities—continuing operations was approximately $72.6 million for the year ended December 31, 2012. This is primarily the result of proceeds from debt financings to fund our acquisitions and proceeds received from common and preferred stock issuances, partially offset by repayments of existing debt obligations. Net cash used in financing activities—discontinued operations was approximately $6.2 million consisting of repayments of existing debt obligations.

Notes Payable and Other Debt
Total notes payable and other debt obligations as of December 31, 2013 and 2012 were as follows:

	December 31,
Amounts in (000's)	2013	2012
Revolving credit facilities and lines of credit	$8,503	$9,204
Senior debt—guaranteed by HUD	4,063	9,699
Senior debt—guaranteed by USDA	27,763	28,370
Senior debt—guaranteed by SBA	5,954	6,189
Senior debt—bonds, net of discount	16,102	16,265
Senior debt—other mortgage indebtedness	78,408	75,188
Other debt	625	4,004
Convertible debt issued in 2010, net of discount	6,930	10,948
Convertible debt issued in 2011	4,459	4,509
Convertible debt issued in 2012	7,500	7,500
Total	160,307	171,876
Less current portion	26,154	19,387
Less portion included in liabilities of disposal group held for sale	—	3,662
Less portion included in liabilities of variable interest entity held for sale	6,034	—
Notes payable and other debt, net of current portion	$128,119	$148,827
Scheduled Maturities
The schedule below summarizes the scheduled maturities as of December 31, 2013 for each of the next five years and thereafter. The 2014 maturities include $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at December 31, 2013 (see Note 19 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.").

Amounts in (000's)
2014	$32,102
2015	44,639
2016	33,120
2017	3,646
2018	1,609
Thereafter	45,338
Subtotal	160,454
Less: unamortized discounts ($182 classified as current)	(415)
Plus: unamortized premiums ($268 classified as current)	268
Total notes and other debt	$160,307

Debt Covenant Compliance
As of December 31, 2013, the Company (including its consolidated variable interest entity) has approximately forty credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e. facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on a quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2013, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
Revolving Credit Facilities and Lines of Credit
Gemino Credit Facility
On September 20, 2012, AdCare terminated and paid off all amounts outstanding under that certain Credit Agreement, dated October 29, 2010, between Gemino Healthcare Finance, LLC ("Gemino") and AdCare (the "Gemino Credit Facility"). The Gemino Credit Facility was a secured credit facility for borrowings up to $7.5 million, which was to mature on October 29, 2013. As of September 20, 2012, the outstanding principal balance was approximately $4.2 million which was paid from funds made available to AdCare from a new credit facility entered into with The PrivateBank and Trust Company ("PrivateBank"). Interest accrued on the principal balance outstanding of the Gemino Credit Facility at an annual rate equal to LIBOR rate plus the applicable margin of 4.75% to 5.00%, depending on the principal amount outstanding. The Gemino Credit Facility contained various financial covenants and other restrictions, including a fixed charge cover ratio and maximum loan turn days, as well as borrowing base restrictions. No material early termination penalties were incurred by AdCare as a result of the termination of the Gemino Credit Facility.
Gemino Northwest Credit Facility

On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino. The Northwest Credit Facility provides for a $1.0 million principal amount senior-secured revolving credit facility.

The Northwest Credit Facility matures on January 31, 2015 and interest accrues on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest also pays to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. In the event the Northwest Credit Facility is terminated prior to January 31, 2015, Northwest shall also be required to pay a fee to Gemino in an amount equal to 1.0% of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. The Company has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.

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

On June 28, 2013, two wholly-owned subsidiaries of the Company, entered into a Joinder Agreement, Second Amendment and Supplement to Credit Agreement with Northwest and Gemino pursuant to which such subsidiaries became additional borrowers under the Northwest Credit Facility. Pursuant to the joinder, the borrowers granted a continuing security interest in, among other things, their accounts receivables, payment intangibles, chattel paper, general intangibles, collateral relating to any accounts or payment intangibles, commercial lockboxes and cash, as additional collateral under the Northwest Credit Facility. In connection with the execution of the joinder, the borrowers issued an amended and restated revolving promissory note in favor of Gemino in the amount of $1.5 million.

As of December 31, 2013, $1.3 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.

Gemino-Bonterra Amendment
On September 20, 2012, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of the Company ("Bonterra") entered into a Second Amendment to the Credit Agreement with Gemino ("Gemino-Bonterra Credit Facility"), which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino. The Gemino-Bonterra Credit Facility is a secured credit facility for borrowings up to $2.0 million. The amendment extended the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amended certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrues on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuates depending upon the principal amount outstanding.
On December 20, 2012, Bonterra entered into a Third Amendment to the Gemino-Bonterra Credit Facility, which altered the financial covenant in the original credit agreement to exclude the Oklahoma Owners under another credit agreement with Gemino from the covenant calculation of maximum loan turn days and acknowledged that Bonterra shall not be obligated, directly or indirectly, for any indebtedness or obligations of the Oklahoma Owners to Gemino.
On May 30, 2013, Bonterra, entered into a Fourth Amendment to Credit Agreement with Gemino, which among other things: (i) extends the term of the Gemino-Bonterra Credit Facility from January 31, 2014 to January 31, 2015; (ii) amended certain financial covenants regarding Bonterra’s fixed charge coverage ratio and maximum loan turn days; and (iii) amended the Gemino-Bonterra Credit Facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met. As of December 31, 2013, $1.3 million was outstanding under the Gemino-Bonterra Credit Facility.
PrivateBank Credit Facility
On September 20, 2012, in connection with the payoff of the Gemino Credit Agreement noted above, the Company entered into a Loan and Security Agreement with PrivateBank ("PrivateBank Credit Facility"). Under the terms of the PrivateBank Credit Facility, PrivateBank provides a $10.6 million senior secured revolving credit facility for a three-year period with the borrowings thereunder being subject to a borrowing base and are offset by a $0.7 million standby letter of credit at December 31, 2012, increasing to $2.5 million at July 31, 2013.
The PrivateBank Credit Facility matures on September 20, 2015. Interest is accrued on the principal balance at an annual rate of the greater of (i) 1% plus the prime interest rate per annum, or (ii) 5% per annum. Payments for the interest are due monthly and commenced on October 1, 2012. In addition, there is a non-utilization fee of 0.5% on the unused portion of the available credit. The PrivateBank Credit Facility may be prepaid at any time without premium or penalty, provided that such prepayment is accompanied by a simultaneous payment of all accrued and unpaid interest, through the date of prepayment. The PrivateBank Credit Facility is secured by a first priority security interest in the real property and improvements constituting nursing facilities owned and operated by AdCare. AdCare has unconditionally guaranteed all amounts owed to PrivateBank under the PrivateBank Credit Facility.
Proceeds from the PrivateBank Credit Facility were used to pay off all amounts outstanding under a separate $2.0 million credit facility with PrivateBank under which certain subsidiaries of AdCare were borrowers, and the Gemino Credit Facility.
On October 26, 2012, the Company and certain of its wholly owned subsidiaries, on the one hand, and PrivateBank entered into a Modification Agreement which amends the PrivateBank Credit Facility, dated as of September 20, 2012, between certain of the Company's wholly owned subsidiaries and PrivateBank. The Modification Agreement amended the loan agreement to: (i) allow PrivateBank to issue additional letters of credit for the account of the borrowers under the loan agreement; and (ii) change the total amount that may be issued under any letters of credit to $2.5 million. The modification agreement did not change the maximum amount that may be borrowed under the loan agreement by the borrowers, which remains at $10.6 million.
On January 25, 2013, the Company entered into a Memorandum of Agreement with PrivateBank pursuant to which three of the Company’s subsidiaries and their assets that collateralized the loan, which consist of the three skilled nursing facilities located in Arkansas known as the Aviv facilities, were released from liability under the PrivateBank Credit Facility. In exchange for the release from liability under the loan agreement, the Company made a payment in the amount of $0.7 million on December 28, 2012. The memorandum did not change the maximum amount that may be borrowed under the loan agreement by the Company, which remains $10.6 million.
 On September 30, 2013, certain wholly-owned subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, pursuant to which: (i) a wholly-owned subsidiary of the Company was added as a borrower to the PrivateBank Credit Facility; and (ii) three of the subsidiaries and their assets that collateralized the loan were released from their obligations under the PrivateBank Credit Facility because such entities no longer operate skilled nursing facilities.

On November 26, 2013, certain wholly-owned subsidiaries of the Company entered into a Fourth Modification Agreement with PrivateBank which modified that certain Loan Agreement, dated September 20, 2012, as amended, the PrivateBank Credit Facility. The modification increases the letter of credit amount available under the PrivateBank Credit Facility from $2.5 million to $3.5 million.
 As of December 31, 2013, $5.8 million was outstanding of the maximum borrowing amount of $10.6 million under the PrivateBank Credit Facility, subject to borrowing base limitations.  As of December 31, 2013, the Company has $2.8 million of outstanding letters of credit relating to this credit facility.
Contemporary Healthcare Senior
On August 17, 2012 in conjunction with the acquisition of Companions Specialized Care Center in Tulsa, OK, a wholly owned subsidiary of the Company entered into a Loan Agreement with Contemporary Healthcare Capital LLC ("Contemporary") and issued a promissory note in favor of Contemporary with a principal amount of $0.6 million ("Contemporary $0.6 million Loan"). The Contemporary $0.6 million Loan matures on August 20, 2015 and interest accrues on the principal balance at an annual rate of 9.0%. Payments for the interest and a portion of the principal in excess of the borrowing base are payable monthly, commencing on September 20, 2012. As of December 31, 2013, $0.2 million was outstanding under the Contemporary $0.6 million Loan.
Senior Debt—Guaranteed by HUD
Hearth and Home of Vandalia
In connection with the Company's January 2012 refinancing of the assisted living facility known as Hearth and Home of Vandalia, owned by a wholly owned subsidiary of AdCare, the Company obtained a term loan, insured by U.S. Department of Housing and Urban Development ("HUD"), with a financial institution for a total amount of $3.7 million that matures in 2041. The HUD term loan requires monthly principal and interest payments with a fixed interest rate of 3.74%. Deferred financing costs incurred on the term loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The HUD term loan has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022. This loan note was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company's assisted living facilities located in Ohio (see Note 10 - Discontinued Operations of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data).
Other Senior Debt—Guaranteed by HUD
For two facilities, the Company has term loans insured by HUD with a financial institution that totaled approximately $4.1 million at December 31, 2013. The combined HUD term loans require monthly principal and interest payments of approximately $31,000 with fixed interest rates ranging from 5.95% to 7.25%. The term loans mature at various dates starting in 2027 through 2038. Deferred financing costs incurred on these loans amounted to approximately $0.3 million and are being amortized to interest expense over the life of the loans. The loans have prepayment penalties of 3.5% to 6% through 2013 declining by 1% each year through 2022. The loans have certain restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement. The Company has $0.5 million of restricted assets related to these loans.
Sale of Ohio ALFs
On December 28, 2012, AdCare sold four of its assisted living facilities located in Ohio and used a portion of the proceeds to pay off the principal balance of their HUD loans in the amount of $6.4 million. On February 28, 2013, AdCare completed the sale of one additional assisted living facility and used the proceeds to repay the principal balance of the HUD loan with respect to the facility in the amount of $1.9 million (see Note 10 - Discontinued Operations of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data).
Senior Debt—Guaranteed by USDA
For five facilities, the Company has term loans insured 70% to 80% by the United States Department of Agriculture ("USDA") with financial institutions that totaled approximately $27.8 million at December 31, 2013. The Company has $2.0 million of restricted assets related to these loans. The combined USDA loans require monthly principal and interest payments of approximately $0.2 million adjusted quarterly with a variable interest rate of prime plus 1% to 1.75% with a floor of 5.50% to 6.00%. The loans mature at various dates starting in 2035 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.8 million and are being amortized to interest expense over the life of the notes. In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 8% to 9% through 2013 declining by 1% each year capped at 1% for the remainder of the term.

Senior Debt—Guaranteed by SBA
Stone County
In June 2012, Mt. V Property Holdings, LLC ("Stone County"), a wholly owned subsidiary of AdCare, entered into a loan agreement with the Economic Development Corporation of Fulton County (the "CDC"), an economic development corporation working with the SBA, in the amount of $1.3 million. The funding from the CDC loan of $1.3 million was used to satisfy a $1.3 million loan from Metro City Bank that was used to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.
The CDC loan matures in July 2032 and accrues interest at a rate of 2.42% per annum. The CDC loan is payable in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule. The CDC loan may be prepaid, subject to prepayment premiums, during the first ten years. There are also annual fees associated with the CDC loan, including an SBA guarantee fee. The CDC loan is secured by a second in priority security deed on the Stone County Nursing and Rehabilitation facility and guarantees from AdCare, the SBA and a wholly owned subsidiary of AdCare. As of December 31, 2013, $1.2 million was outstanding under the CDC loan.
Other Senior Debt—Guaranteed by SBA
For three facilities, the Company has term loans insured 75% by the SBA with a financial institution that totaled approximately $4.7 million at December 31, 2013. The combined SBA mortgage notes require monthly principal and interest payments of approximately $28,000 with an interest rate of 2.42% to 5.5%. The notes mature at various dates starting in 2031 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.2 million and are being amortized to interest expense over the life of the note. In addition, the loans have an annual renewal fee for the SBA guarantee of 0.13% to 0.25% of the guaranteed portion. The loans have prepayment penalties ranging from 2.48% to 3.0% declining each year until year ten.
Senior Debt—Bonds, net of Discount
Eaglewood Village Bonds
In April 2012, a wholly owned subsidiary of AdCare entered into a loan agreement with the City of Springfield in the State of Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield's Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between the City of Springfield and the Bank of Oklahoma. The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum. The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.6 million and are being amortized to interest expense over the life of the loan. The loan is secured by the Company's assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare. There is an original issue discount of $0.3 million and restricted assets of $0.3 million related to this loan. As of December 31, 2013, $6.6 million was outstanding under the Series 2012A First Mortgage Revenue Bonds and $0.6 million was outstanding under the Taxable Series 2012B First Mortgage Revenue Bonds. The unamortized discount on the bonds was $0.2 million at December 31, 2013.
Quail Creek
In July 2012, a wholly owned subsidiary of AdCare financed the purchase of a skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing & Rehabilitation Center by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended as of September 1, 2001. The indebtedness under the Loan Agreement and Indenture consists of a principal amount of $2.8 million. In July of 2012, the purchase price allocation of fair value totaling $3.2 million was assigned to this indebtedness resulting in a $0.4 million premium that is being amortized to maturity. The loan matures in August 2016 and accrues interest at a fixed rate of 10.25% per annum. The loan is secured by the Quail Creek facility.
On September 27, 2013, the outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account. Pursuant to the loan agreement, the outstanding bonds will be prepaid on March 1, 2014 at par plus accrued interest to the prepayment date.
As of December 31, 2013, $2.8 million was outstanding under the loan agreement. The unamortized premium on the bonds was $0.3 million at December 31, 2013.

Riverchase
The Company's consolidated variable interest entity, Riverchase Village ADK, LLC ("Riverchase"), has revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama which the Company has guaranteed the obligation under the bonds.
The Series 2010A portion of $5.8 million matures on June 1, 2039. The Series 2010B portion of $0.5 million matures serially beginning on June 1, 2012 through June 1, 2017, with annual redemption amounts ranging from $75,000 to $100,000. The Series 2010A and 2010B bonds may be redeemed early beginning on June 1, 2012 through May 31, 2015 at a redemption price ranging from 101% to 103% of the principal amount plus accrued interest. Any early redemption after May 31, 2015 is at a redemption price of 100% of the principal amount plus accrued interest. The bonds require monthly payments of fixed interest of $41,000 at a weighted average effective interest rate of 7.9%.
As of December 31, 2013, $5.8 million was outstanding under the Series 2010A portion and $0.4 million was outstanding under the Series 2010 B portion of the bonds. The bonds contain an original issue discount that is being amortized over the term of the notes. The unamortized discount on the bonds was $0.2 million at December 31, 2013.
Senior Debt—Other Mortgage Indebtedness
Quail Creek Credit Facility
In September 2013, QC Property Holdings, LLC ("QC"), a wholly owned subsidiary of AdCare, entered into a loan agreement with Housing & Healthcare Funding, LLC in the amount of $5.0 million. The purpose of this agreement was to repay certain outstanding bonds that were assumed by QC upon its acquisition of the skilled nursing facility located in Oklahoma. Pursuant to the loan agreement, the outstanding bonds were due on March 1, 2014 at par plus accrued interest to the prepayment date. The outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account (see Senior Debt—Bonds, net of Discount, Quail Creek). The bonds were paid in full in March 2014 (see Note 20 - Subsequent Events).
The loan agreement matures on September 27, 2016 and accrues interest at the one-month LIBOR rate plus 4.75%. The loan is secured by: (i) a first mortgage on the real property and improvements constituting the Quail Creek facility; (ii) a first priority interest on all furnishing, fixtures and equipment associated with the Quail Creek facility; and (iii) an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Quail Creek facility. The Company has unconditionally guaranteed all amounts owning under the loan. As of December 31, 2013, $5.0 million was outstanding under the loan agreement.
Woodland Manor
In connection with the Company's January 2012 acquisition of the skilled nursing facility known as Woodland Manor, the Company entered into a loan agreement for $4.8 million with PrivateBank. The loan matures in December 2016 with a required final payment of $4.3 million and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum. The loan requires monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015. The loan is secured by the Woodland Manor facility and guaranteed by AdCare. As of December 31, 2013, $4.6 million was outstanding under the loan agreement.
Little Rock, Northridge and Woodland Hills
On March 30, 2012, Little Rock HC&R Property Holdings, LLC ("Little Rock"), Northridge HC&R Property Holdings, LLC ("Northridge") and Woodland Hills HC Property Holdings, LLC ("Woodland Hills"), in connection with the Company's April 2012 acquisition of three skilled nursing facilities located in Arkansas known as Little Rock, Northridge and Woodland Hills, entered into a loan agreement for $21.8 million with PrivateBank. The loan originally matured in March 2017 with a required final payment of $19.7 million and has since been amended. The loan accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum and requires monthly principal payments plus interest for total current monthly payments of $0.2 million. Deferred financing costs incurred on the loan amounted to $0.4 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015. The loan is secured by the three facilities and guaranteed by Little Rock HC&R Nursing, LLC and AdCare.
On June 15, 2012, the Company entered into a modification agreement with PrivateBank to modify the terms of the loan agreement. The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.

A portion of the PrivateBank loan with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank National Association ("KeyBank") on December 28, 2012, as discussed below. On December 28, 2012, certain subsidiaries of the Company entered into a Second Modification Agreement with PrivateBank which modified the loan agreement. The modification, among other things, extended the term of the PrivateBank loan from March 30, 2013 to December 31, 2016, released certain subsidiaries of the Company related to the Northridge facility and the Woodland Hills facility from liability under two of the promissory notes and other related documents under the credit facility, and reduced the total outstanding amount owed under the credit facility from $21.8 million to $13.7 million.
On June 27, 2013, certain subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, dated as of June 26, 2013, which modified the loan agreement, dated March 30, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification, PrivateBank waived certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR of one of the subsidiaries that is the operator of the Company’s skilled nursing facility known as Little Rock.

On November 8, 2013, certain wholly-owned subsidiaries of the Company entered into a Fourth Modification Agreement with PrivateBank which modified that certain Loan Agreement, dated March 30, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification, among other things: (i) Little Rock paid down $1.8 million of loan principal from the release of $1.4 million from a certain collateral account and from the release of $0.4 million from a certain sinking fund account, (ii) Little Rock deposited $0.9 million into certain debt service reserve account, and (iii) PrivateBank modified certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR, of one of the subsidiaries that is the operator of the Company’s skilled nursing facility located in Little Rock, Arkansas.
The Company has $0.9 million of restricted assets related to this loan. As of December 31, 2013, $11.9 million was outstanding under loan agreement.
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
The Abington Metro City Bank loan was paid off and refinanced with KeyBank on December 28, 2012 as discussed below.
Stone County
In June 2012, Stone County, entered into two loan agreements with Metro City Bank in the amounts of $1.3 million and $1.8 million. The purpose of these agreements was to refinance existing debt in the original principal amount of $3.1 million used to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.
The $1.3 million loan from Metro City Bank was repaid with the funding from the CDC loan of $1.3 million. The $1.8 million Metro City Bank loan matures in June 2022 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum. Deferred financing costs incurred on this loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The Metro City Bank loan has a prepayment penalty of 10% for any prepayment through June 2013. The penalty is reduced by 1% each year until the loan maturity date. The Metro City Bank loan is secured by the Stone County Nursing and Rehabilitation facility and is guaranteed by AdCare. As of December 31, 2013, $1.8 million was outstanding under the Metro City Bank loan.
Glenvue
In July 2012, Glenvue H&R Property Holdings LLC, a wholly owned subsidiary of AdCare, financed the acquisition of a skilled nursing facility located in Glennville, Georgia, by entering into a loan agreement for $6.6 million with PrivateBank. The loan matures in July 2014 with a required final payment of $6.4 million and accrues interest at an annual rate of the greater of (i) 6.0% per annum; or (ii) the LIBOR rate plus 4.0% per annum. The loan requires monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan is secured by the Glenvue facility and guaranteed by AdCare. As of December 31, 2013, $6.4 million was outstanding under the loan.

Companions Specialized Care
In August 2012, a wholly owned subsidiary of AdCare, financed the acquisition of a skilled nursing facility located in Tulsa, Oklahoma, known as Companions Specialized Care Center, by entering into a loan agreement for $5.0 million with Contemporary Healthcare Capital. The loan matures in August 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term. The loan is secured by the Companions Specialized Care facility and guaranteed by AdCare. As of December 31, 2013, $5.0 million was outstanding under the loan, and the Company has $0.9 million of restricted assets related to this loan.
Northridge, Woodland Hills and Abington
On December 28, 2012, the Company's wholly owned subsidiaries which own the Northridge, Woodland Hills and Abington (the "KeyBank Borrowers") facilities entered into a Secured Loan Agreement with the KeyBank National Association (the "KeyBank Credit Facility"). The KeyBank Credit Facility provides for a $16.5 million principal amount senior secured credit facility and matures on February 27, 2015; provided, however, that the KeyBank Borrowers may extend the maturity date by an additional six months if certain conditions are met. Interest on the KeyBank Credit Facility accrues on the principal balance thereof at an annual rate of 4.25% plus the current LIBOR rate. The KeyBank Credit Facility may be prepaid at any time without premium or penalty, provided that the KeyBank Borrowers pay any costs of KeyBank in re-employing such prepaid funds. AdCare Health Systems, Inc., AdCare Property Holdings, LLC, and AdCare Operations, LLC have unconditionally guaranteed all amounts owing under the KeyBank Credit Facility.
Proceeds from the KeyBank Credit Facility were used to pay off all amounts outstanding under an unsecured promissory note, dated April 1, 2012, issued by the Company in favor of Strome Alpha Offshore Ltd. in the amount of $5.0 million; payoff of an existing credit facility with Metro City Bank with respect to the Abington facility in the amount of $3.4 million; and payoff of the portion of the PrivateBank Credit Facility which relates to the Northridge and Woodland Hills in the amount of $8.1 million. The Company has $5.6 million of restricted assets related to this loan. As of December 31, 2013, $15.4 million was outstanding under the KeyBank Credit Facility.
Sumter Valley and Georgetown
In connection with the closing of the Sumter and Georgetown facilities acquisition, two wholly owned subsidiaries of AdCare Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC entered into a Loan Agreement with Metro City Bank, dated December 31, 2012 in which Metro City Bank issued a promissory note for an aggregate principal amount of $7.0 million. Interest on the loan accrues on the principal balance thereof at an annual rate of 1.5% per annum plus the prime interest rate, to be adjusted quarterly (but in no event shall the total interest be less than 5.50% per annum), and payments for the interest are payable monthly, commencing on February 1, 2013. The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, is payable on February 1, 2014. AdCare and certain of its subsidiaries have unconditionally guaranteed all amounts owing under the loan.
In December 2013, the Company entered into a Note, Mortgage and Loan Agreement Modification Agreement with Metro City Bank which modified the loan agreement dated December 31, 2012, which: (i) extended the maturity date from February 1, 2014 to February 1, 2015; (ii) increased the total amount available from $6.9 million to $9.0 million; (iii) established monthly deposits of $14,000 as cash collateral which the Company will make through the maturity date; (iv) required the Company to pay deferred financing fees of $0.2 million. As of December 31, 2013, $9.0 million was outstanding under the loan, and the total restricted assets related to this loan are $0.6 million.
Northwest
In connection with the acquisition of the Northwest Nursing Center facility, a wholly owned subsidiary of AdCare issued a note pursuant to a Loan Agreement with First Commercial Bank, dated December 31, 2012, for a principal amount of $1.5 million. The note matures on December 31, 2017. Interest on the note accrues on the principal balance thereof at an annual rate equal to the prime interest rate (but in no event shall the interest rate be less than 5.00% per annum), and payments for the interest are payable monthly, commencing on January 31, 2013. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31, 2017. AdCare and certain subsidiaries of the Company have unconditionally guaranteed all amounts owing under the note. As of December 31, 2013, $1.4 million was outstanding under the loan.

Hembree Road Building
In November 2012, in connection with the acquisition of AdCare's corporate offices at Hembree Road, Roswell, Georgia, a wholly owned subsidiary of AdCare issued a promissory note in favor of Fidelity Bank for a principal amount of $1.1 million. The note matures in December 2017. Interest on the note accrues on the principal balance thereof at a fixed rate of 5.5% per annum and payments for the interest and principal are due monthly, commencing in December 2012. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31, 2017. As of December 31, 2013, $1.0 million was outstanding under the loan.
Other Mortgage Indebtedness
For five facilities the Company has obtained various term loans that totaled approximately $16.9 million at December 31, 2013. The combined mortgage notes require monthly principal and interest payments of approximately $0.1 million with interest rates of 6.00% to 6.25%. The notes mature at various dates starting in 2016 through 2031. Deferred financing costs incurred on these loans amounted to approximately $0.5 million and are being amortized to interest expense over the life of the notes.
The remaining mortgage note balance is related to the financing on the Company's former corporate headquarters in Springfield, Ohio with a balance of approximately $0.2 million at December 31, 2012. The mortgage requires fixed monthly payments of approximately $3,000 plus interest at LIBOR plus 3.00% maturing in 2017. The building was sold in June 2013 and the mortgage was paid.
Other Debt
Eaglewood Village Promissory Note
In January 2012, two wholly owned subsidiaries of AdCare issued a promissory note to the seller of the facility in the amount of $0.5 million in connection with the January 2012 acquisition of the assisted living facility located in Springfield, Ohio. The note matures in January 2014 and requires a final payment of $0.5 million. The note bears interest at 6.5% per annum payable monthly beginning in February 2012. The note requires monthly principal and interest payment. The note may be prepaid without penalty at any time. As of December 31, 2013, $0.5 million was outstanding under the note. This note was paid in full by the Company in January 2014.
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
The $5.0 million of promissory notes issued to Cantone Asset Management LLC was refinanced as part of the $7.5 million in subordinated convertible notes issued in July 2012 discussed below.
Strome Note
In April 2012, AdCare issued an unsecured promissory note in the amount of $5.0 million to Strome Alpha Offshore Ltd. The promissory note matured in November 2012, and the Company paid off the promissory note on December 28, 2012, using the proceeds from the KeyBank Credit Facility discussed earlier in section "Senior Debt—Other Mortgage Indebtedness - Northridge, Woodland Hills and Abington."
Sumter Valley Promissory Note
In connection with the acquisition of the facility known as Sumter Valley Nursing and Rehab in December 2012, a subsidiary of AdCare issued a promissory note to the seller of the facility in the amount of $0.3 million. Interest on the note accrues at a rate of 6% per annum. Principal and interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2014, or the date upon which the Company refinances its loan relating to the Sumter facility. AdCare has unconditionally guaranteed all amounts owed under the note. The note was paid in full by the Company in December 2013 with funds received from the refinance with Metro City.

Georgetown Promissory Note
In connection with the acquisition of the facility known as Georgetown Healthcare and Rehab in December 2012, a subsidiary of AdCare issued a secured subordinated promissory note to the seller of the Georgetown facility in the amount of $1.9 million. Interest on the note accrues at a rate of 7% per annum. Interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2013; or the date upon which the Company refinances its loan with Metro City Bank relating to the Georgetown Healthcare and Rehab Facility. AdCare has unconditionally guaranteed all amounts owing under the note. The note was paid in full by the Company in December 2013 with funds received from the Metro City refinance.
Pinnacle Healthcare Promissory Notes
The Company previously issued promissory notes in the aggregate principal amount of $2.4 million. The notes mature March 1, 2014, and bear interest at 7% payable quarterly in arrears the first day of each December, March, June and September beginning December 1, 2011. The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of March 1, 2013, June 1, 2013, September 1, 2013 and December 1, 2013 and a final payment of $150,000 on March 1, 2014. The notes may also be prepaid without penalty at any time. At December 31, 2013, $0.2 million remained outstanding.
Mountain Trace Promissory Notes
Mountain Trace ADK, LLC, a wholly owned subsidiary of AdCare, previously issued promissory notes in the aggregate principal amount of $1.0 million. The notes mature April 1, 2013, and bear interest at 11% payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011. The notes may also be prepaid without penalty by providing fifteen days prior notice. The Company received proceeds of $0.9 million net of legal and other financing costs. These notes were paid in full by the Company on April 1, 2013.
Convertible Debt
Subordinated Convertible Notes Issued in 2010 (the "2010 Notes")
On October 26, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to them an aggregate of $11.1 million in principal amount of the Company's subordinated convertible notes, bearing 10% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.
On October 29, 2010, the Company entered into an amendment and joinder agreement to effectuate the sale of an additional $0.8 million in principal amount of the 2010 Notes. The initial sale of $11.1 million in principal amount of the 2010 Notes occurred on October 26, 2010, and the subsequent sale of $0.8 million in principal amount of the 2010 Notes occurred on October 29, 2010. The 2010 Notes had an original maturity date of October 26, 2013.
The 2010 Notes were convertible at the option of the holder into shares of common stock of the Company at a current conversion price of $3.73 (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, as further discussed in Note 12 of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data", and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events) that were subject to future reductions if the Company issued equity instruments at a lower price. Since there was no minimum conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed that was required to be bifurcated from the Notes and accounted for separately as a derivative liability recorded at fair value (see Note 15 of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data"). At the time of initial measurement, the derivative had an estimated fair value of $2.6 million resulting in a discount on the Notes. The discount was amortized over the term of the Notes.
Effective October 26, 2013, the Company entered into a Waiver, Amendment and Forbearance with holders of the 2010 Notes, pursuant to which the Company and the holders amended: (i) the requirement to adjust the conversion price of the 2010 Notes for dilutive equity issuances (i.e., the "full ratchet and anti-dilution" provision); (ii) extended the maturity date to August 29, 2014; and (iii) adjusted the interest rate to 12.0% per annum. Accordingly, a minimum conversion price of $3.73 was set and a determinate number of shares was established, the result of which was that the embedded derivative ceased to exist. The Company adjusted the carrying value of the derivative to zero as of October 26, 2013.

The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

Date of conversion	Conversion Price	Shares of Common Stock Issued	Debt and Interest Converted
2011:
July 2011	$4.13	18,160	$75,000
November 2011	$3.92	19,132	75,000
Subtotal		37,292	$150,000
2013:
February 2013	$3.73	6,635	24,749
March 2013	$3.73	6,635	24,749
April 2013	$3.73	67,024	250,000
August 2013	$3.73	284,878	1,062,595
September 2013	$3.73	246,264	918,553
October 2013	$3.73	448,215	1,671,840
November 2013	$3.73	136,402	508,778
December 2013	$3.73	82,326	307,067
Subtotal		1,278,379	$4,768,331
Total		1,315,671	$4,918,331

As of December 31, 2013, $6.9 million was outstanding under the Notes.
Subordinated Convertible Notes Issued in 2011 (the "2011 Notes")
On March 31, 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to them an aggregate of $2.1 million in principal amount of the Company's subordinated convertible notes. On April 29, 2011, the Company issued an additional $1.8 million in principal amount of the 2011 Notes. On May 6, 2011, the Company issued an additional $600,000.0 in principal amount of the 2011 Notes. As of December 31, 2013, the total outstanding principal amount of the 2011 Notes is $4.5 million. Approximately $1.4 million of the proceeds obtained were used to repay the short-term promissory note that was issued March 31, 2011 and related accrued interest.
The 2011 Notes bear a 10% interest per annum and are payable quarterly in cash in arrears beginning June 30, 2011. The 2011 Notes mature on March 31, 2014. Debt issuance costs of $0.6 million are being amortized over the life of the 2011 Notes.
The 2011 Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $4.80 (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, as further discussed in Note 12 of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data", and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar events. The 2011 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.
Subordinated Convertible Notes Issued in 2012 (the "2012 Notes")
On June 28, 2012, the Company entered into a Securities Purchase Agreement, dated as of June 28, 2012, with certain accredited investors pursuant to which the Company issued and sold to them on July 2, 2012 an aggregate of $7.5 million in principal amount of the Company's 8.0% subordinated convertible notes. The 2012 Notes bear interest at 8% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012. The 2012 Notes mature on July 31, 2015. The 2012 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company. The $7.5 million principal amount of the 2012 Notes includes a refinancing of existing indebtedness of $5.0 million of promissory notes issued to Cantone Asset Management LLC.
At any time on or after the six-month anniversary of the date of issuance of the 2012 Notes, the 2012 Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, as further discussed in Note 12 to our Consolidated Financial Statements included in this Annual Report, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events).
If at any time on or after the six-month anniversary date, the weighted average price of the common stock for any 20 trading days within a period of 30 days consecutive trading days equals or exceeds 200% of the conversion price and the average daily trading volume of the common stock during such 20 days exceeds 50,000 shares, then the Company may, subject to the satisfaction of certain other conditions, redeem the notes in cash at a redemption price equal to the sum of 100% of the principal amount being redeemed plus any accrued and unpaid interest on such principal.
In addition, the holders of a majority of the aggregate principal amount of 2012 Notes then outstanding may require the Company to redeem all or any portion of the notes upon a change of control transaction, at a redemption price in cash equal to 110% of the redemption amount. As of December 31, 2013, the outstanding principal amount of the 2012 Notes is $7.5 million.
Approximately $18.9 million of the scheduled maturities in 2014 and 2015, relate to the subordinated convertible notes issued in 2010, 2011 and 2012. While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes will elect to convert their subordinated convertible notes into shares of common stock provided the common stock continues to trade above the applicable conversion price for such notes. The conversion prices are $3.73, $4.80 and $3.97 for the subordinated convertible notes issued in 2010, 2011 and 2012, respectively. If all of the subordinated convertible notes had been converted to common stock at December 31, 2013, then the Company would have been required to issue approximately 5.9 million shares of common stock.
Debt Covenant Compliance
As of December 31, 2013, the Company (including its consolidated variable interest entity) has approximately forty different credit facilities (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e. facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2013, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The following table includes financial covenant requirements as of the last measurement date as of or prior to December 31, 2013 where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at December 31, 2013 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to December 31, 2013.

Credit Facility	Balance at December 31, 2013 (000's)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Gemino - Line of Credit, ADK Bonterra/Parkview, LLC; NW 61st Nursing, LLC	$2,585	Consolidated	Minimum EBITDAR, as defined (000's) **	Quarterly	$2,500	$2.578		n/a
PrivateBank—Line of Credit	$5,765	Consolidated	Guarantor minimum debt service coverage ratio (DSCR)	Annual	1.00	0.98	*	1.00
		Consolidated	Guarantor maximum leverage ratio	Annual	11.00	11.19	*	11.00
Contemporary Healthcare Capital—Term Note and Line of Credit--CSCC Nursing, LLC	$153	Subsidiary	DSCR	Quarterly	1.15	0.82	*	1.15
		Subsidiary	Minimum Occupancy	Quarterly	70%	70%	*	70%
Metro City Bank (USDA)__Mortgage Note--Coosa Nursing ADK, LLC	$7,021	Subsidiary	Minimum DSCR	Annual	1.1	0.9	*	1.1
PrivateBank—Mortgage Note—Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$11,251	Consolidated	DSCR	Annual	1.00	0.98	*	1.00
		Subsidiary	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	0.97	*	1.05
		Subsidiary	DSCR	Annual	1.25	1.28		1.25
Square 1 USDA—Term Note—Homestead Nursing, LLC	$3,459	Subsidiary	Maximum debt to net worth	Quarterly	9	2		9
PrivateBank—Mortgage Note - Little Rock HC&R Nursing, LLC	$11,855	Subsidiary	DSCR	Annual	1.10	1.18		1.10
		Consolidated	DSCR	Annual	1.00	0.98	*	1.00
		Consolidated	Maximum Annual Leverage	Annual	11.00	11.19	*	11.00
KeyBank—Mortgage Note—Northridge HC&R Nursing, LLC; Woodland Hills, HC Nursing, LLC; APH&R Nursing, LLC	$15,400	Subsidiary	Implied DSCR	Quarterly	1.20	0.45	*	1.20
		Consolidated	FCCR	Quarterly	1.10	0.99	*	1.15
		Subsidiary	Abington Minimum EBITDA (000's)	Quarterly	$450	$409	*	$450
PrivateBank—Mortgage Note—Glenvue H&R Nursing, LLC	$6,428	Subsidiary	DSCR	Annual	1.10	1.14		1.10
		Consolidated	DSCR	Annual	1.00	0.98	*	1.00
		Consolidated	Maximum leverage	Annual	11.00	11.19	*	11.00
PrivateBank—Mortgage Note—Woodland Manor Nursing, LLC	$4,605	Subsidiary	Minimum quarterly EBITDAR (000's)	Quarterly	$250	$146	*	$250
Medical Clinic Board of the City of Hoover—Bonds - Riverchase Village ADK, LLC	$6,215	VIE	DSCR	Annual	1.20	(0.17)	*	1.20
		VIE	Days cash on hand	Annual	15	2	*	15
		VIE	Trade payables	Annual	10%	67%	*	10%
City of Springfield—Bonds - Eaglewood VIllage, LLC	$7,230	Subsidiary	DSCR	Annual	1.10	0.76	*	1.10
		Subsidiary	Trade payables	Annual	10%	20%	*	10%
*    Waiver or amendment for violation of covenant obtained.
**    Covenant was obtained exclusively as part of a bank waiver issued at current period-end. Covenant is not applicable to future periods.
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
Accounts receivable attributable to patient services totaled $23.6 million at December 31, 2013, compared to $26.8 million at December 31, 2012, representing approximately 43 and 45 days revenue in accounts receivable as of December 31, 2013 and 2012. The decrease in accounts receivable is primarily the result of increased efforts in collections in 2013.
The allowance for bad debt was $5.0 million and $3.7 million at December 31, 2013 and 2012, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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
Off-Balance Sheet Arrangements
There were $2.8 million and $0.7 million of outstanding letters of credit of December 31, 2013 and 2012, respectively, that are pledged as collateral of borrowing capacity on the PrivateBank revolver.
Operating Leases
The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. For the years ended December 31, 2013 and 2012, facility rent expense under the operating lease totaled $7.0 million and $7.1 million, respectively.
Five of the Company's facilities are operated under a single master lease arrangement. The lease has a term of ten years into 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicaid and Medicare provider requirements, is a default under the Company's master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of December 31, 2013.
Two of the Company's facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. The Company is required to make a minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of December 31, 2013, the Company is in compliance with all financial and administrative covenants of this lease agreement.

Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2014	$6,347
2015	6,190
2016	6,066
2017	5,971
2018	5,918
Thereafter	12,489
Total	$42,981
The Company has also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.
Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations
Due to the material amount of non-cash related items included in the Company’s results of operations, the Company has developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA from continuing operations for the years ended December 31, 2013 and 2012 was $12.4 million and $10.3 million, respectively.  The Company has also developed an Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR from continuing operations”) metric that is used primarily in some debt covenants of the Company’s loans.
“Adjusted EBITDA from continuing operations” and “Adjusted EBITDAR from continuing operations” are measures of operating performance that are not calculated in accordance with GAAP. The Company defines: (i) “Adjusted EBITDA from continuing operations” as net income (loss) from continuing operations before interest expense, income tax expense, depreciation and amortization (including amortization of non-cash stock-based compensation), acquisition costs (net of gains), loss on extinguishment of debt, derivative loss or gain, and other non-routine adjustments; and (ii) “Adjusted EBITDAR from continuing operations” as net income (loss) from continuing operations before interest expense, income tax expense, depreciation and amortization (including amortization of non-cash stock-based compensation), acquisition costs (net of gains), loss on extinguishment of debt, derivative loss, rent, and other non-routine adjustments.  The Company has provided below for your reference, supplemental financial disclosure for these measures, including the most directly comparable GAAP measure (Net Loss) and an associated reconciliation.

The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Amounts in 000’s)	2013	2012
Consolidated Statement of Operations Data:
Net loss	$(13,363)	$(7,540)
Impact of discontinued operations	2,248	(5,846)
Loss from continuing operations (Per GAAP)	(11,115)	(13,386)
Add back:
Interest expense, net	12,888	12,687
Income tax expense	142	97
Amortization of stock based compensation	1,097	997
Depreciation and amortization	7,940	6,538
Acquisition costs, net of gain	562	1,962
Loss (gain) on extinguishment of debt	109	(500)
Loss on impairment - Goodwill	799	—
Derivative (gain) loss	(3,006)	1,741
Loss (gain) on disposal of assets	10	(2)
Audit committee investigation expense	2,386	—
Reincorporation - Georgia	91	—
Other expense	306	124
Salary retirement and continuation costs	154	43
Adjusted EBITDA from continuing operations	12,363	10,301
Facility rent expense	7,028	7,068
Adjusted EBITDAR from continuing operations	$19,391	$17,369

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
AdCare Health Systems, Inc.
We have audited the accompanying consolidated balance sheets of AdCare Health Systems, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Atlanta, Georgia
March 31, 2014

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000's)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$19,374	$15,937
Restricted cash and investments	3,801	1,742
Accounts receivable, net of allowance of $4,989 and $3,729	23,598	26,832
Prepaid expenses and other	483	489
Assets of disposal group held for sale	400	6,159
Assets of disposal group held for use	—	778
Assets of variable interest entity held for sale	5,945	—
Total current assets	53,601	51,937

Restricted cash and investments	11,606	7,215
Property and equipment, net	143,368	151,007
Intangible assets—bed licenses	2,471	2,471
Intangible assets—lease rights, net	4,889	6,123
Goodwill	4,224	5,023
Lease deposits	1,715	1,720
Deferred loan costs, net	4,542	6,137
Other assets	12	3,611
Total assets	$226,428	$235,244

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$12,027	$6,941
Current portion of convertible debt, net of discounts	11,389	10,948
Revolving credit facilities and lines of credit	2,738	1,498
Accounts payable	23,783	20,299
Accrued expenses	13,264	13,729
Liabilities of disposal group held for sale	—	3,662
Liabilities of variable interest entity held for sale	6,034	—
Total current liabilities	69,235	57,077
Notes payable and other debt, net of current portion:
Senior debt, net of discounts	107,858	112,160
Bonds, net of discounts	6,996	16,088
Convertible debt, net of discounts	7,500	12,009
Revolving credit facilities	5,765	7,706
Other debt	—	864
Derivative liability	—	3,630
Other liabilities	1,589	1,394
Deferred tax liability	191	104
Total liabilities	199,134	211,032
Commitments and contingencies (Note 16)
Preferred stock, no par value; 5,000 and 1,000 shares authorized; 950 and 450 shares issued and outstanding, redemption amount $23,750 and $11,250 at December 31, 2013 and 2012, respectively	20,442	9,159
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 and 29,000 shares authorized; 16,016 and 14,659 shares issued and outstanding at December 31, 2013 and 2012, respectively	48,370	41,644
Accumulated deficit	(39,884)	(25,753)
Total stockholders' equity	8,486	15,891
Noncontrolling interest in subsidiary	(1,634)	(838)
Total equity	6,852	15,053
Total liabilities and equity	$226,428	$235,244
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000's, except per share data)

	Year Ended December 31,
	2013	2012
Revenues:
Patient care revenues	$220,750	$191,921
Management revenues	2,097	2,156
Total revenues	222,847	194,077
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	185,612	160,700
General and administrative expenses	19,032	17,005
Audit committee investigation expense	2,386	—
Facility rent expense	7,028	7,068
Depreciation and amortization	7,940	6,538
Salary retirement and continuation costs	154	43
Total expenses	222,152	191,354

Income from Operations	695	2,723

Other Income (Expense):
Interest expense, net	(12,888)	(12,687)
Acquisition costs, net of gains	(562)	(1,962)
Derivative gain (loss)	3,006	(1,741)
(Loss) gain on extinguishment of debt	(109)	500
Loss on impairment	(799)	—
(Loss) gain on disposal of assets	(10)	2
Other expense	(306)	(124)
Total other expense, net	(11,668)	(16,012)

Loss from Continuing Operations Before Income Taxes	(10,973)	(13,289)
Income tax expense	(142)	(97)
Loss from Continuing Operations	(11,115)	(13,386)

(Loss) Income from Discontinued Operations, net of tax	(2,248)	5,846
Net Loss	(13,363)	(7,540)

Net Loss Attributable to Noncontrolling Interests	796	656
Net Loss Attributable to AdCare Health Systems, Inc.	(12,567)	(6,884)

Preferred stock dividend	(1,564)	(156)
Net Loss Attributable to AdCare Health Systems, Inc. Common Stockholders	$(14,131)	$(7,040)

Net Income (Loss) per Common Share attributable to AdCare Health Systems, Inc. Common Stockholders—Basic:
Continuing Operations	$(0.79)	$(0.92)
Discontinued Operations	(0.15)	0.42
	$(0.94)	$(0.50)

Net Income (Loss) per Common Share attributable to AdCare Health Systems, Inc. Common Stockholders—Diluted:
Continuing Operations	$(0.79)	$(0.92)
Discontinued Operations	(0.15)	0.42
	$(0.94)	$(0.50)
Weighted Average Common Shares Outstanding:
Basic	15,044	14,033
Diluted	15,044	14,033
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in 000's)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balance, December 31, 2011	12,803	$35,047	$(18,713)	$(841)	$15,493
Deconsolidation of variable interest entities	—	—	—	660	660
Nonemployee warrants for services	—	859	—	—	859
Stock based compensation expense	—	715	—	—	715
Public stock offering, net	1,223	3,779	—	—	3,779
Exercises of options and warrants	101	137	—	—	137
Stock issued in acquisition	196	756	—	—	756
Issuance of restricted stock	336	351	—	—	351
Preferred stock dividend	—	—	(156)	—	(156)
Net loss	—	—	(6,884)	(656)	(7,540)
Balance, December 31, 2012	14,659	41,644	(25,753)	(838)	15,053
Stock based compensation expense	—	1,097	—	—	1,097
Exercises of options and warrants	38	67	—	—	67
Stock issued for converted debt and interest	1,289	5,472	—	—	5,472
Nonemployee warrants issued for services	—	9	—	—	9
Nonemployee warrants issued for settlement	—	80	—	—	80
Issuance of restricted stock	30	1	—	—	1
Preferred stock dividend	—	—	(1,564)	—	(1,564)
Net loss	—	—	(12,567)	(796)	(13,363)
Balance, December 31, 2013	16,016	$48,370	$(39,884)	$(1,634)	$6,852
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000's)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net Loss	$(13,363)	$(7,540)
Loss (Income) from discontinued operations	2,248	(5,846)
Loss from continuing operations	(11,115)	(13,386)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,940	6,538
Warrants issued for services	89	107
Stock-based compensation expense	1,097	891
Lease expense in excess of cash	194	430
Amortization of deferred financing costs	2,244	1,923
Amortization of debt discounts and premiums	519	750
Derivative (gain) loss	(3,006)	1,741
Loss (Gain) on debt extinguishment	109	(500)
Loss on impairment (Note 6)	799	—
Deferred tax expense	87	104
Loss (Gain) on disposal of assets	10	(2)
Provision for bad debts	4,651	4,185
Other noncash expenses	—	40
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(3,937)	(12,973)
Prepaid expenses and other	(25)	90
Other assets	360	330
Accounts payable and other liabilities	5,279	11,408
Net cash provided by operating activities—continuing operations	5,295	1,676
Net cash used in operating activities—discontinued operations	(234)	(229)
Net cash provided by operating activities	5,061	1,447
Cash flow from investing activities:
Proceeds from sale of property and equipment	—	3
Change in restricted cash and investments and escrow deposits for acquisitions	(6,905)	(3,284)
Acquisitions	—	(61,901)
Proceeds from notes receivable	3,240	—
Purchase of property and equipment	(4,490)	(5,615)
Net cash used in investing activities—continuing operations	(8,155)	(70,797)
Net cash provided by investing activities—discontinued operations	5,031	11,635
Net cash used in investing activities	(3,124)	(59,162)
Cash flows from financing activities:
Proceeds from debt	7,332	92,476
Repayment on notes payable	(8,442)	(30,075)
Change in lines of credit	(701)	365
Debt issuance costs	(864)	(3,063)
Exercise of options and warrants	67	137
Proceeds from stock issuances	—	3,779
Proceeds from preferred stock issuances	11,283	9,159
Dividends paid on preferred stock	(1,564)	(156)
Net cash provided by financing activities—continuing operations	7,111	72,622
Net cash used in financing activities—discontinued operations	(5,611)	(6,154)
Net cash provided by financing activities	1,500	66,468
Net Change in Cash	3,437	8,753
Cash, Beginning	15,937	7,364
Cash decrease due to deconsolidation of variable interest entities	—	(180)
Cash, Ending	$19,374	$15,937
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$10,420	$9,673
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Activities:
Acquisitions in exchange for debt and equity instruments	$—	$11,056
Warrants issued for financing costs	$9	$756
Conversion of debt and accrued interest to equity	$4,770	$—
Warrants issued for settlement	$80	$—

 See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
AdCare Health Systems, Inc. ("AdCare") through its subsidiaries (together, the "Company" or "we"), owns and manages skilled nursing and, assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of December 31, 2013, operates or manages 46 facilities consisting of 43 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 4,700 beds. The Company's facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2013, of the total 46 facilities, the Company owned and operated 26 facilities, leased and operated nine facilities, and managed 11 facilities for third parties. As part of the Company's strategy to focus on the growth of skilled nursing facilities, the Company decided in the fourth quarter of 2011 to exit the home health business; therefore, this business is reported as discontinued operations (see Note 10 - Discontinued Operations). The Company sold the assets of the home health business in 2012. Additionally, in the fourth quarter of 2012, the Company entered into an agreement to sell six assisted living facilities located in Ohio and executed a sublease arrangement to exit the skilled nursing business in Jeffersonville, Georgia. The six Ohio assisted living facilities and the Jeffersonville, Georgia skilled nursing facility have an aggregate of 313 units in service. These seven facilities are also reported as discontinued operations (see Note 10 - Discontinued Operations). The Company sold the assets of four of the six Ohio assisted living facilities in December 2012, one in February 2013, and one in May, 2013. During the second quarter of 2013, the Company executed two sublease arrangements to exit the skilled nursing business in Tybee Island, Georgia. The two skilled nursing facilities had an aggregate of 135 units in service. A sales listing agreement was executed for the 105-unit assisted living facility located in Hoover, Alabama, which is a consolidated variable interest entity, during the fourth quarter of 2013. The two skilled nursing facilities located in Tybee Island, Georgia and the assisted living facility located in Hoover, Alabama are reported as discontinued operations (see Note 10 - Discontinued Operations).
Basis of Presentation
The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include allowance for doubtful accounts, contractual allowances for Medicaid, Medicare, and managed care reimbursements, deferred tax valuation allowance, fair value of derivative instruments, fair value of employee and nonemployee stock based awards, fair value estimation methods used to determine the assigned fair value of assets and liabilities acquired in acquisitions, and valuation of goodwill and other long-lived assets. Actual results could differ materially from those estimates.
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
As further discussed in Note 14, Variable Interest Entities, and Note 19, Related Party Transactions, effective August 1, 2011, certain entities (the "Oklahoma Owners") controlled by Christopher Brogdon and his spouse, Connie Brogdon (related parties to the Company) acquired five skilled nursing facilities located in Oklahoma (the "Oklahoma Facilities"). The Company entered into a Management Agreement with the Oklahoma Owners pursuant to which a wholly-owned subsidiary of the Company supervises the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities. Upon acquisition, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to FASB ASC Topic 810-10, Consolidation—Overall, consolidated the Oklahoma Owners in its 2011 consolidated financial statements.
During the process of finalizing the 2012 consolidated financial statements, the Company reassessed its prior conclusion that it should consolidate the Oklahoma Owners. In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners. In the accompanying consolidated financial statements, the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company's 2013 or 2012 consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2012 financial information to conform to the 2013 presentation. The Company reclassified immaterial patient credits remaining in accounts receivable in 2012 to accounts payable.
Acquisition Policy
The Company periodically enters into agreements to acquire assets and/or businesses. The consideration involved in each of these agreements may include cash, financing, stock, and/or long-term lease arrangements for real properties. The Company evaluates each transaction to determine whether the acquired interests are assets or businesses. A business is defined as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues. In order for an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired entity is separated from the seller, including the ability to sustain revenue streams by providing its outputs to customers. An acquired set of activities and assets fails the definition of a business if it excludes one or more of the above items making it impossible to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.
The Company currently operates its skilled nursing facilities in states that are subject to certificate of need ("CON") programs. The CON programs govern the establishment, construction, renovation and transferability of the rights to operate skilled nursing facilities ("SNFs"). In certain states, specifically Ohio, CON programs permit the transferability and sale of bed licenses separately from the facility. In other states, bed licenses are non-transferable separately and apart from the underlying licensed facility. Through acquisitions completed in 2011 and 2012, the Company now operates in a number of states, including Alabama, Arkansas, Georgia, Missouri, North Carolina, Oklahoma, and South Carolina, where the bed licenses are not transferable separately from the facility.
The CON/bed license arises from contractual rights and is an identifiable intangible asset to which the Company assigns a fair value in transactions accounted for as business combinations. In states where the CON/bed licenses are transferable separately from the facility, the intangible asset has been determined to have an indefinite life. Because the intangible asset is separable from the facility and has separate stand-alone value, for financial reporting purposes, the fair value assigned to the CON/license is classified as a separate intangible asset in the accompanying consolidated balance sheets.
In states where the CON/bed license is non-transferable separately from the facility, the CON/bed license and building are complimentary assets and therefore, the intangible asset is assigned a definite life and amortized over the estimated remaining useful life of the related building. As complimentary assets, the intangible asset has no value separate from the building and the estimated remaining useful lives of the intangible asset and building are equal. Therefore, the intangible asset and the building are classified together as "buildings" and are included in property and equipment in the consolidated balance sheets. As of December 31, 2013 and 2012, the value of such CON bed licenses, net of amortization, was $35.8 million and $37.0 million, respectively.
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
Investments
The Company has certain restricted investments that are limited as to use by certain debt obligations. These investments are classified as held-to-maturity investments because the Company has the positive intent and ability to hold the securities until maturity. Held-to-maturity investments are carried at cost. These restricted investments are classified as noncurrent assets due to their maturity dates and the related restrictions required by the long-term debt obligations.
Revenue Recognition and Patient Care Receivables
The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company's revenue is derived primarily from providing healthcare services to residents and is recognized on the date services are provided at amounts billable to the individual. For reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.
Revenue from the Medicaid and Medicare programs accounted for 83.7% and 84.2% of the Company’s revenue for the years ended December 31, 2013 and 2012, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the years ended December 31, 2013 and 2012.
Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against allowance. As of December 31, 2013 and 2012, management recorded an allowance for uncollectible accounts of $5.0 million and $3.7 million, respectively.
Management Fee Receivables and Revenue
Management fee receivables and revenue are recorded in the month that services are provided. As of December 31, 2013 and 2012, the Company evaluated collectibility of management fees and determined that no allowance was required.
Third-party Reimbursement
Payments for Medicaid resident services are calculated and made under a prospective reimbursement system. Payment rates are based on actual cost, limited by certain ceilings, adjusted by a resident service needs factor and updated for inflation. The direct care portion of the rate can be adjusted prospectively for changes in residents' service needs. While interim rates are subject to reconsideration and appeal, once this process is completed, they are not subject to subsequent retroactive adjustment. However, the states in which the Company operates have the opportunity to audit the cost report used to establish the prospective rate. If the state departments discover non-allowable or misclassified costs that resulted in overpayments to the Company, the funds may be recovered by the state departments through the final rate recalculation process. For the years ended December 31, 2013 and 2012, management believes that adequate provisions have been made for potential adjustments.
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
Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. The Company believes that it is materially in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigation involving allegations of potential wrongdoing except as disclosed in Note 16, Commitments and Contingencies and Note 20, Subsequent Events. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicaid and Medicare programs.
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

Accounts receivable are recorded at net realizable value. The Company performs ongoing evaluations of its residents and significant third-party payors with which they contract, and generally does not require collateral. Management believes that credit risk with respect to accounts receivable from residents is limited based on the stature and diversity of the third-party payers with which they contract. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential losses. Delinquent accounts receivable are charged against the allowance for doubtful accounts once likelihood of collection has been determined. Accounts receivable are considered to be past due and placed on delinquent status based upon contractual terms, how frequently payments are received, and on an individual account basis.
Market Concentration Risk
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
Given the significant concentration of revenue from third-party payors, including Medicaid and Medicare programs, along with recent healthcare reform and budgetary constraints of governmental agencies, there is potential for reimbursement rate reductions in the near term that could materially and adversely impact the Company's revenue and profitability.
The Company has 97% of its 3,669 skilled nursing facility beds that it owns or leases certified under the Medicaid and Medicare programs. The following is a summary of receivables and revenues by payor source:

For the Years Ended	Percent of Long-Term Care Receivables	Percent of Patient Care Revenue
Medicaid
December 31, 2013	38%	53%
December 31, 2012	39%	54%
Medicare
December 31, 2013	27%	31%
December 31, 2012	30%	30%
Other Payers
December 31, 2013	35%	16%
December 31, 2012	31%	16%
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
In 2012, the Company recognized a $0.4 million impairment charge to write down the carrying value of an office building located in Rogers, Arkansas. The office building was acquired as part of a 2011 acquisition. The purchase price allocation for that acquisition was deemed finalized as of December 31, 2011. Subsequent to December 31, 2011, it was determined that the acquired office building would not be utilized and the building was not in use and was made available for sale as of March 31, 2012. The impairment charge represents a change in the fair value of the building from the fair value utilized in the 2011 purchase price allocation to the estimated net realizable value, less cost to sell, as of December 31, 2012. The impairment charge is classified as depreciation expense in the consolidated statements of operations.
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
Leases and Leasehold Improvements
At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2013, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. The accumulated difference between the straight-line expense recognition and the actual cash rent paid is reflected in Other Liabilities in the Consolidated Balance Sheet and was $1.6 million and $1.4 million as of December 31, 2013 and 2012, respectively. The lease term is also used to provide the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.
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
The Company's indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. For the year ended December 31, 2013, the Company determined that an impairment adjustment was required for the goodwill recorded when the Company acquired the land, building, improvements, furniture, fixtures and equipment of Tulsa Christian Care, Inc. (also knows as "Companions Specialized Care Center" or "Companions") on August 17, 2012. Accordingly, the Company recorded a goodwill impairment charge of $0.8 million in the fourth quarter of 2013, which is included in Loss on impairment. During 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia and an impairment charge of $0.7 million related to two facilities in Tybee Island, Georgia. The impairment charge represents a change in fair value from the carrying value. There were no required impairment charges to intangible assets or goodwill during the year ended December 31, 2012.
Deferred Financing Costs
The Company records deferred financing costs associated with debt obligations. Costs are amortized over the term of the related debt using the straight-line method and are reflected as interest expense. The straight-line method yields results substantially similar to those that would be produced under the effective interest rate method.
Income Taxes and Uncertain Tax Positions
Deferred tax assets or liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that included the enactment date. Deferred tax assets are also recognized for the future tax benefits from net operating loss and other carry forwards. Valuation allowances are recorded for deferred tax assets when the recoverability of such assets is not deemed more likely than not.
Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets. The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions.

In general, the Company's tax returns filed for the 1997 through 2013 tax years are still subject to potential examination by taxing authorities.
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. To date, the IRS has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction
Advertising
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2013 and 2012 were approximately $0.5 million and $0.4 million, respectively.
Stock Based Compensation
The Company follows the provisions of ASC topic 718 “Compensation - Stock compensation”, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options, warrants or restricted shares).  All awards are amortized on a straight-line basis over their vesting terms.
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
Derivative Instruments
The Company generally does not use derivative instruments to hedge exposures to certain risks. However, the Company entered into a securities purchase agreement with respect to the issuance of subordinated convertible notes in October 2010 which includes a conversion feature that is not afforded equity classification and embodies risks that are not clearly and closely related to the host debt agreement. As such, this conversion feature was an embedded derivative instrument that was required to be bifurcated from the debt instrument and reported separately as a derivative liability at fair value.
The Company estimates the fair value of the conversion feature derivative instrument by using the Black-Scholes-Merton option-pricing model because it embodies the requisite assumptions necessary to estimate the fair value of this instrument. Changes in fair value of this derivative instrument are reported in the consolidated statement of operations.
The Company adjusted the carrying value of the derivative to zero as of October 26, 2013, in conjunction with a Waiver, Amendment and Forbearance with holders of the 2010 convertible notes (see Note 15 - Fair Value Measurements).
Self-Insurance
The Company is self-insured for employee medical claims (in all states except for Oklahoma, where the Company participates in the Oklahoma state subsidy program) and has a large deductible workers' compensation plan (in all states except for Ohio, where workers' compensation is covered under a premium-only policy provided by the Ohio Bureau of Worker's Compensation, a state funded program required by Ohio's monopolistic workers' compensation system). Additionally, the Company maintains insurance programs, including general and professional liability, property, casualty, directors' and officers' liability, crime, automobile, employment practices liability and earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, the Company does not recognize a liability in the consolidated financial statements.

The Company's services subject it to certain liability risks which may result in malpractice claims being asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company carries policies to protect against such claims.
As of December 31, 2013, claims incurred but not reported or unsettled claims for the self-insured employee medical plan and the large deductible workers' compensation plan are recognized as a liability in the consolidated financial statements. Prior to October 1, 2012, these plans were provided on an insured basis.
Recently Issued Accounting Pronouncements
Except for rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management.

NOTE 2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of common shares outstanding and includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from option, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For 2013 and 2012, potentially dilutive securities of 11.3 million and 12.3 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.

For the years ended December 31, 2013 and 2012, no potentially dilutive securities were included in the diluted earnings per share calculation because to do so would be anti-dilutive. The following table provides a reconciliation of net income (loss) for continuing and discontinued operations and the number of common shares used in the computation of both basic and diluted earnings per share:

	Year Ended December 31,
	2013			2012
(Amounts in 000's, except per share data)	Loss	Shares	Per Share	(Loss) Income	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(11,115)			$(13,386)
Net loss attributable to noncontrolling interests	796			656
Basic loss from continuing operations	$(10,319)	15,044	$(0.69)	$(12,730)	14,033	$(0.91)
Preferred stock dividend	(1,564)	15,044	$(0.10)	(156)	14,033	(0.01)
Effect of dilutive securities: Stock options, warrants outstanding and convertible debt (1)	—	—	—	—	—	—
Diluted loss from continuing operations	$(11,883)	15,044	$(0.79)	$(12,886)	14,033	$(0.92)
Discontinued Operations:
Basic (loss) income from discontinued operations	$(2,248)	15,044	$(0.15)	$5,846	14,033	$0.42
Diluted (loss) income from discontinued operations	$(2,248)	15,044	$(0.15)	$5,846	14,033	$0.42
Net Loss Attributable to AdCare:
Basic loss	$(14,131)	15,044	$(0.94)	$(7,040)	14,033	$(0.50)
Diluted loss	$(14,131)	15,044	$(0.94)	$(7,040)	14,033	$(0.50)
_______________________________________________________________________________

(1)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	December 31,
(Amounts in 000’s)	2013	2012
Outstanding Stock Options	1,804	1,351
Outstanding Common Stock Warrants - employee	1,876	1,806
Outstanding Common Stock Warrants - nonemployee	1,989	1,961
Convertible Debt shares issuable(a)	5,611	7,142
Total anti-dilutive securities	11,280	12,260

(a)
The number of shares issuable upon conversion of convertible promissory notes reflected in the tables above is 120% of the aggregate principal amount of the convertible promissory notes divided by the current conversion price, which is the number of shares required to be reserved for issuance by the Company under the applicable registration rights agreement.

NOTE 3. LIQUIDITY AND PROFITABILITY
For the year ended and as of December 31, 2013, we had a net loss of $13.4 million and negative working capital of $15.6 million. At December 31, 2013, we had $19.4 million in cash and cash equivalents and 160.3 million in indebtedness, including current maturities and discontinued operations, of which $32.2 million is current debt (including the Company's outstanding convertible promissory notes with a principal amount in the aggregate of $4.5 million and $6.9 million, which mature March 31, 2014 and August 29, 2014, respectively, and approximately $6.0 million of mortgage notes included in liabilities of variable interest entity held for sale). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.

We anticipate that scheduled debt service (excluding approximately $6.4 million of bullet maturities due July 2014 that the Company believes will be refinanced on a longer term basis and $6.9 million in outstanding convertible promissory notes that mature August 29, 2014 but including principal and interest), will total approximately $21.4 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $6.5 million for the year ending December 31, 2014. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We anticipate the conversion to common stock of $4.0 million of the Company's outstanding convertible promissory notes that mature August 29, 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $2.9 million that were converted into shares of common stock of the Company in January 2014 (see Note 20 - Subsequent Events). These promissory notes are convertible into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $4.00 per share from January 1, 2014 through March 21, 2014. As discussed further below, if we were unable to refinance the $6.4 million of bullet maturities due July 2014 or were required to pay the $4.0 million of outstanding convertible promissory notes in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.
We estimate that cash flow from operations and other working capital changes will be approximately $15.4 million for the year ending December 31, 2014. During February and March 2014, the Company issued 693,761 shares of its common stock to holders of the Company's warrants dated September 30, 2010 upon conversion at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million (see Note 20 - Subsequent Events).
Based on existing cash balances, anticipated cash flows for the year ending December 31, 2014, the anticipated refinancing of $6.4 million of bullet maturities due July 2014, the expected conversion of $4.0 million of convertible promissory notes due August 29, 2014 into shares of the Company's common stock, the net proceeds of approximately $6.3 million from the issuance and sale of the Company's 10% subordinated convertible notes due April 30, 2015 that were received on March 28, 2014 (see Note 20 - Subsequent Events), and anticipated new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at December 31, 2013 we have approximately $73.9 million of debt payments and maturities due between 2015 and 2017, excluding convertible promissory notes which are convertible into shares of the Company's common stock. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2014. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.
In order to satisfy our capital needs, we seek to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including the $6.4 million of bullet maturities due July 2014), the convertible promissory notes due August 29, 2014 are not converted into shares of the Company's common stock and are required to be repaid by us in cash, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

NOTE 4. RESTRICTED CASH AND INVESTMENTS
The following presents the Company's various restricted cash, escrow deposits and investments:

	December 31,
Amounts in (000's)	2013	2012
HUD escrow deposits	$91	$279
Defeased bonds escrow	3,138	—
Lender's collection account	488	—
Principal and interest escrow	—	106
Collateral certificates of deposit	—	1,357
Property tax escrow	84	—
Total current portion	3,801	1,742

HUD replacement reserve	383	372
Repair and remediation/replacement reserves	18	—
Reserves for capital improvements	1,481	1,602
Restricted investments for other debt obligations	9,724	5,241
Total noncurrent portion	11,606	7,215
Total restricted cash and investments	$15,407	$8,957
HUD escrow deposits—The Regulatory Agreements we have entered into in connection with the financing secured through HUD for facilities requiring monthly escrow deposits for taxes and insurance.
Defeased bonds escrow—In September 2013, a wholly owned subsidiary of the Company deposited the outstanding principal and accrued interest to the prepayment date on the outstanding bonds which pursuant to the loan agreement will be prepaid on March 1, 2014 (see Note 8 - Notes Payable and Other Debt).
Lender's collection account—Several of the Company's credit facilities require several wholly owned subsidiaries of the Company to deposit certain collections and proceeds of their accounts receivable into a special collection account pursuant to the depository agreements. These funds are disbursed in priority order in accordance to certain credit agreement (See Note 8 - Notes Payable and Other Debt).
Principal and interest escrow—One facility had a requirement to have funds set aside for principal and interest payments.
Collateral certificates of deposit—In 2012, a mortgage obtained by the Company required a certificate of deposit to be held as collateral. This cash collateral was released to the Company in November 2013 and was used as a partial payment on the outstanding principal of the mortgage..
Property tax escrow—Several facilities are required to have funds set aside for real estate taxes.
HUD replacement reserve—The Regulatory Agreements entered into in connection with the financing secured through HUD requires monthly escrow deposits for replacement and improvement of the HUD project assets.
Repair and remediation/replacement reserves—One facility is required to have funds set aside for repairs, remediation and replacements expenses.
Reserves for capital improvements—Several facilities are required to have funds set aside for capital improvements.
Restricted investments for other debt obligations—Two mortgages obtained in 2010 required two five-year certificates of deposit to be held as collateral. The certificates of deposit are required to be held to maturity through October 2015 and will automatically renew if the lender continues to require them as collateral. One of the Company's loan agreements includes a requirement to fund additional cash collateral if the borrower fails to achieve certain debt service ratio requirements.

NOTE 5. PROPERTY AND EQUIPMENT
Property and Equipment consist of the following:

(Amounts in 000's)	Estimated Useful Lives (Years)	December 31, 2013	December 31, 2012
Buildings and improvements	5 - 40	$135,379	$137,804
Equipment	2 - 10	12,328	10,416
Land	—	7,568	8,469
Computer related	2 - 10	2,982	2,670
Construction in process	—	270	510
		158,527	159,869
Less: accumulated depreciation and amortization expense		15,159	8,862
Property and equipment, net		$143,368	$151,007
For the twelve months ended December 31, 2013 and 2012, total depreciation and amortization expense was $7.9 million and $6.5 million, respectively. Total depreciation expense and amortization expense excludes $1.0 million and $1.4 million in 2013 and 2012, respectively, that is recognized in net income (loss) from discontinued operations.
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

During December 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia. The impairment charge represents a change in fair value from the carrying value.

NOTE 6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following:

(Amounts in 000's)	Bed Licenses (included in property and equipment)	Bed Licenses— Separable	Lease Rights	Total
Balances, December 31, 2011
Gross	$26,149	$1,189	$9,545	$36,883
Accumulated amortization	(533)	—	(1,085)	(1,618)
Net carrying amount	$25,616	$1,189	$8,460	$35,265

Reclass adjustment from bed licenses to goodwill	(2,694)	—	—	(2,694)
Deconsolidation of Oklahoma Owners	(3,458)	—	—	(3,458)
Acquisitions	18,481	1,282	—	19,763
Reclass to held for use	—	—	(721)	(721)
Amortization expense	(905)	—	(1,616)	(2,521)

Balances, December 31, 2012
Gross	$38,478	$2,471	$8,824	$49,773
Accumulated amortization	(1,438)	—	(2,701)	(4,139)
Net carrying amount	$37,040	$2,471	$6,123	$45,634

Amortization expense	(1,253)	—	(1,234)	(2,487)

Balances, December 31, 2013
Gross	$38,478	$2,471	$8,824	$49,773
Accumulated amortization	(2,691)	—	(3,935)	(6,626)
Net carrying amount	$35,787	$2,471	$4,889	$43,147

Amortization expense for bed licenses included in property and equipment is included in property and equipment depreciation and amortization expense (See Note 5 - Property and Equipment). During 2013, the Company recognized an impairment loss of $0.7 million related to two facilities in Tybee Island, Georgia (see Note 10 - Discontinued Operations ).
Amortization expense for lease rights was $1.2 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. Estimated amortization expense for all definite lived intangibles for each of the future years ending December 31 is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2014	$1,283	$802
2015	1,283	667
2016	1,283	667
2017	1,283	667
2018	1,283	667
Thereafter	29,372	1,419
Total	$35,787	$4,889

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012.

(Amounts in 000's)
Balances, December 31, 2011
Goodwill	$5,374
Accumulated impairment losses	(1,774)
Total	$3,600

Deconsolidation of variable interest entities	(1,122)
Goodwill acquired in acquisitions	3,451
Disposed in sale of business (net of accumulated impairment losses of $1,774)	(906)
Impairment losses	—
Net change during year	1,423

Balances, December 31, 2012
Goodwill	$5,023
Accumulated impairment losses	—
Total	$5,023

Impairment loss	(799)
Net change during year	(799)

Balances, December 31, 2013
Goodwill	$5,023
Accumulated impairment losses	(799)
Total	$4,224

For the year ended December 31, 2013, the Company determined that an impairment adjustment was required for the goodwill recorded when the Company acquired the land, building, improvements, furniture, fixtures and equipment of Companions on August 17, 2012. Accordingly, the Company recorded a goodwill impairment charge of $0.8 million in the fourth quarter of 2013, which is included in Loss on impairment. The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.
NOTE 7. ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2013	2012
Accrued payroll related	$5,204	$5,626
Accrued employee benefits	3,712	3,790
Real estate and other taxes	1,543	1,245
Other accrued expenses	2,805	3,068
Total	$13,264	$13,729

NOTE 8. NOTES PAYABLE AND OTHER DEBT
Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2013	2012
Revolving credit facilities and lines of credit	$8,503	$9,204
Senior debt—guaranteed by HUD (a)	4,063	9,699
Senior debt—guaranteed by USDA	27,763	28,370
Senior debt—guaranteed by SBA	5,954	6,189
Senior debt—bonds, net of discount (b) (c)	16,102	16,265
Senior debt—other mortgage indebtedness	78,408	75,188
Other debt	625	4,004
Convertible debt issued in 2010, net of discount	6,930	10,948
Convertible debt issued in 2011	4,459	4,509
Convertible debt issued in 2012	7,500	7,500
Total	160,307	171,876
Less current portion	26,154	19,387
Less portion included in liabilities of disposal group held for sale (a)	—	3,662
Less portion included in liabilities of variable interest entity held for sale (c)	6,034	—
Notes payable and other debt, net of current portion	$128,119	$148,827

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

(c) The senior debt - bonds, net of discount includes $6.0 million related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC, revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama which the Company has guaranteed the obligation under the bonds.
Scheduled Maturities
The schedule below summarizes the scheduled maturities as of December 31, 2013 for each of the next five years and thereafter. The 2014 maturities include $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at December 31, 2013 (see Note 19 - Related Party Transactions).

Amounts in (000's)
2014	$32,102
2015	44,639
2016	33,120
2017	3,646
2018	1,609
Thereafter	45,338
Subtotal	160,454
Less: unamortized discounts ($182 classified as current)	(415)
Plus: unamortized premiums ($268 classified as current)	268
Total notes and other debt	$160,307

Debt Covenant Compliance
As of December 31, 2013, the Company (including its consolidated variable interest entity) has approximately forty credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e. facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2013, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
Revolving Credit Facilities and Lines of Credit
Gemino Credit Facility
On September 20, 2012, AdCare terminated and paid off all amounts outstanding under that certain Credit Agreement, dated October 29, 2010, between Gemino Healthcare Finance, LLC ("Gemino") and AdCare (the "Gemino Credit Facility"). The Gemino Credit Facility was a secured credit facility for borrowings up to $7.5 million, which was to mature on October 29, 2013. As of September 20, 2012, the outstanding principal balance was approximately $4.2 million which was paid from funds made available to AdCare from a new credit facility entered into with The PrivateBank and Trust Company ("PrivateBank"). Interest accrued on the principal balance outstanding of the Gemino Credit Facility at an annual rate equal to LIBOR rate plus the applicable margin of 4.75% to 5.00%, depending on the principal amount outstanding. The Gemino Credit Facility contained various financial covenants and other restrictions, including a fixed charge cover ratio and maximum loan turn days, as well as borrowing base restrictions. No material early termination penalties were incurred by AdCare as a result of the termination of the Gemino Credit Facility.
Gemino Northwest Credit Facility

On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino. The Northwest Credit Facility provides for a $1.0 million principal amount senior-secured revolving credit facility.

The Northwest Credit Facility matures on January 31, 2015 and interest accrues on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest also pays to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. In the event the Northwest Credit Facility is terminated prior to January 31, 2015, Northwest shall also be required to pay a fee to Gemino in an amount equal to 1.0% of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. The Company has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.

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

On June 28, 2013, two wholly-owned subsidiaries of the Company, entered into a Joinder Agreement, Second Amendment and Supplement to Credit Agreement with Northwest and Gemino pursuant to which such subsidiaries became additional borrowers under the Northwest Credit Facility. Pursuant to the joinder, the borrowers granted a continuing security interest in, among other things, their accounts receivables, payment intangibles, chattel paper, general intangibles, collateral relating to any accounts or payment intangibles, commercial lockboxes and cash, as additional collateral under the Northwest Credit Facility. In connection with the execution of the joinder, the borrowers issued an amended and restated revolving promissory note in favor of Gemino in the amount of $1.5 million.

As of December 31, 2013, $1.3 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.
Gemino-Bonterra Amendment
On September 20, 2012, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of the Company ("Bonterra") entered into a Second Amendment to the Credit Agreement with Gemino ("Gemino-Bonterra Credit Facility"), which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino. The Gemino-Bonterra Credit Facility is a secured credit facility for borrowings up to $2.0 million. The amendment extended the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amended certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrues on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuates depending upon the principal amount outstanding.
On December 20, 2012, Bonterra entered into a Third Amendment to the Gemino-Bonterra Credit Facility, which altered the financial covenant in the original credit agreement to exclude the Oklahoma Owners under another credit agreement with Gemino from the covenant calculation of maximum loan turn days and acknowledged that Bonterra shall not be obligated, directly or indirectly, for any indebtedness or obligations of the Oklahoma Owners to Gemino.
On May 30, 2013, Bonterra, entered into a Fourth Amendment to Credit Agreement with Gemino, which among other things: (i) extends the term of the Gemino-Bonterra Credit Facility from January 31, 2014 to January 31, 2015; (ii) amended certain financial covenants regarding Bonterra’s fixed charge coverage ratio and maximum loan turn days; and (iii) amended the Gemino-Bonterra Credit Facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met. As of December 31, 2013, $1.3 million was outstanding under the Gemino-Bonterra Credit Facility.
PrivateBank Credit Facility
On September 20, 2012, in connection with the payoff of the Gemino Credit Agreement noted above, the Company entered into a Loan and Security Agreement with PrivateBank ("PrivateBank Credit Facility"). Under the terms of the PrivateBank Credit Facility, PrivateBank provides a $10.6 million senior secured revolving credit facility for a three-year period with the borrowings thereunder being subject to a borrowing base and are offset by a $0.7 million standby letter of credit at December 31, 2012, increasing to $2.5 million at July 31, 2013.
The PrivateBank Credit Facility matures on September 20, 2015. Interest is accrued on the principal balance at an annual rate of the greater of (i) 1% plus the prime interest rate per annum, or (ii) 5% per annum. Payments for the interest are due monthly and commenced on October 1, 2012. In addition, there is a non-utilization fee of 0.5% on the unused portion of the available credit. The PrivateBank Credit Facility may be prepaid at any time without premium or penalty, provided that such prepayment is accompanied by a simultaneous payment of all accrued and unpaid interest, through the date of prepayment. The PrivateBank Credit Facility is secured by a first priority security interest in the real property and improvements constituting nursing facilities owned and operated by AdCare. AdCare has unconditionally guaranteed all amounts owed to PrivateBank under the PrivateBank Credit Facility.
Proceeds from the PrivateBank Credit Facility were used to pay off all amounts outstanding under a separate $2.0 million credit facility with PrivateBank under which certain subsidiaries of AdCare were borrowers, and the Gemino Credit Facility.
On October 26, 2012, the Company and certain of its wholly owned subsidiaries, on the one hand, and PrivateBank entered into a Modification Agreement which amends the PrivateBank Credit Facility, dated as of September 20, 2012, between certain of the Company's wholly owned subsidiaries and PrivateBank. The Modification Agreement amended the loan agreement to: (i) allow PrivateBank to issue additional letters of credit for the account of the borrowers under the loan agreement; and (ii) change the total amount that may be issued under any letters of credit to $2.5 million. The modification agreement did not change the maximum amount that may be borrowed under the loan agreement by the borrowers, which remains at $10.6 million.
On January 25, 2013, the Company entered into a Memorandum of Agreement with PrivateBank pursuant to which three of the Company’s subsidiaries and their assets that collateralized the loan, which consist of the three skilled nursing facilities located in Arkansas known as the Aviv facilities, were released from liability under the PrivateBank Credit Facility. In exchange for the release from liability under the loan agreement, the Company made a payment in the amount of $0.7 million on December 28, 2012. The memorandum did not change the maximum amount that may be borrowed under the loan agreement by the Company, which remains $10.6 million.
 On September 30, 2013, certain wholly-owned subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank pursuant to which: (i) a wholly-owned subsidiary of the Company was added as a borrower to the PrivateBank Credit Facility; and (ii) three of the subsidiaries and their assets that collateralized the loan were released from their obligations under the PrivateBank Credit Facility because such entities no longer operate skilled nursing facilities.
On November 26, 2013, certain wholly-owned subsidiaries of the Company entered into a Fourth Modification Agreement with PrivateBank which modified that certain Loan Agreement, dated September 20, 2012, as amended, the PrivateBank Credit Facility. The modification, among other things: (i) increases the letter of credit amount available under the PrivateBank Credit Facility from $2.5 million to $3.5 million.
 As of December 31, 2013, $5.8 million was outstanding of the maximum borrowing amount of $10.6 million under the PrivateBank Credit Facility, subject to borrowing base limitations.  As of December 31, 2013, the Company has $2.8 million of outstanding letters of credit relating to this credit facility.
Contemporary Healthcare Senior
On August 17, 2012 in conjunction with the acquisition of Companions, a wholly owned subsidiary of the Company entered into a Loan Agreement with Contemporary Healthcare Capital LLC ("Contemporary") and issued a promissory note in favor of Contemporary with a principal amount of $0.6 million ("Contemporary $0.6 million Loan"). The Contemporary $0.6 million Loan matures on August 20, 2015 and interest accrues on the principal balance at an annual rate of 9.0%. Payments for the interest and a portion of the principal in excess of the borrowing base are payable monthly, commencing on September 20, 2012. As of December 31, 2013, $0.2 million was outstanding under the Contemporary $0.6 million Loan.
Senior Debt—Guaranteed by HUD
Hearth and Home of Vandalia
In connection with the Company's January 2012 refinancing of the assisted living facility known as Hearth and Home of Vandalia, owned by a wholly owned subsidiary of AdCare, the Company obtained a term loan, insured by U.S. Department of Housing and Urban Development ("HUD"), with a financial institution for a total amount of $3.7 million that matures in 2041. The HUD term loan requires monthly principal and interest payments with a fixed interest rate of 3.74%. Deferred financing costs incurred on the term loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The HUD term loan has a prepayment penalty of 8% starting in 2014 declining by 1% each year through 2022. This loan note was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company's assisted living facilities located in Ohio (see Note 10 - Discontinued Operations).
Other Senior Debt—Guaranteed by HUD
For two facilities, the Company has term loans insured by HUD with a financial institution that totaled approximately $4.1 million at December 31, 2013. The combined HUD term loans require monthly principal and interest payments of approximately $31,000 with fixed interest rates ranging from 5.95% to 7.25%. The term loans mature at various dates starting in 2027 through 2038. Deferred financing costs incurred on these loans amounted to approximately $0.3 million and are being amortized to interest expense over the life of the loans. The loans have prepayment penalties of 3.5% to 6% through 2013 declining by 1% each year through 2022. The loans have certain restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement. The Company has $0.5 million of restricted assets related to these loans.
Sale of Ohio ALFs
On December 28, 2012, AdCare sold four of its assisted living facilities located in Ohio and used a portion of the proceeds to pay off the principal balance of their HUD loans in the amount of $6.4 million. On February 28, 2013, AdCare completed the sale of one additional assisted living facility and used the proceeds to repay the principal balance of the HUD loan with respect to the facility in the amount of $1.9 million (see Note 10 - Discontinued Operations).
Senior Debt—Guaranteed by USDA
For five facilities, the Company has term loans insured 70% to 80% by the United States Department of Agriculture ("USDA") with financial institutions that totaled approximately $27.8 million at December 31, 2013. The Company has $2.0 million of restricted assets related to these loans. The combined USDA loans require monthly principal and interest payments of approximately $0.2 million adjusted quarterly with a variable interest rate of prime plus 1% to 1.75% with a floor of 5.50% to 6.00%. The loans mature at various dates starting in 2035 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.8 million and are being amortized to interest expense over the life of the notes. In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 8% to 9% through 2013 declining by 1% each year capped at 1% for the remainder of the term.
Senior Debt—Guaranteed by SBA
Stone County
In June 2012, Mt. V Property Holdings, LLC ("Stone County"), a wholly owned subsidiary of AdCare, entered into a loan agreement with the Economic Development Corporation of Fulton County (the "CDC"), an economic development corporation working with the SBA, in the amount of $1.3 million. The funding from the CDC loan of $1.3 million was used to satisfy a $1.3 million loan from Metro City Bank that was used to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.
The CDC loan matures in July 2032 and accrues interest at a rate of 2.42% per annum. The CDC loan is payable in equal monthly installments of principal and interest based on a twenty (20) year amortization schedule. The CDC loan may be prepaid, subject to prepayment premiums, during the first ten years. There are also annual fees associated with the CDC loan, including an SBA guarantee fee. The CDC loan is secured by a second in priority security deed on the Stone County Nursing and Rehabilitation facility and guarantees from AdCare, the SBA and a wholly owned subsidiary of AdCare. As of December 31, 2013, $1.2 million was outstanding under the CDC loan.
Other Senior Debt—Guaranteed by SBA
For three facilities, the Company has term loans insured 75% by the SBA with a financial institution that totaled approximately $4.7 million at December 31, 2013. The combined SBA mortgage notes require monthly principal and interest payments of approximately $28,000 with an interest rate of 2.42% to 5.5%. The notes mature at various dates starting in 2031 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.2 million and are being amortized to interest expense over the life of the note. In addition, the loans have an annual renewal fee for the SBA guarantee of 0.13% to 0.25% of the guaranteed portion. The loans have prepayment penalties ranging from 2.48% to 3.0% declining each year until year ten.
Senior Debt—Bonds, net of Discount
Eaglewood Village Bonds
In April 2012, a wholly owned subsidiary of AdCare entered into a loan agreement with the City of Springfield in the State of Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield's Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between the City of Springfield and the Bank of Oklahoma. The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum. The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.6 million and are being amortized to interest expense over the life of the loan. The loan is secured by the Company's assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare. There is an original issue discount of $0.3 million and restricted assets of $0.3 million related to this loan. As of December 31, 2013, $6.6 million was outstanding under the Series 2012A First Mortgage Revenue Bonds and $0.6 million was outstanding under the Taxable Series 2012B First Mortgage Revenue Bonds. The unamortized discount on the bonds was $0.2 million at December 31, 2013.
Quail Creek
In July 2012, a wholly owned subsidiary of AdCare financed the purchase of a skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing & Rehabilitation Center by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended as of September 1, 2001. The indebtedness under the Loan Agreement and Indenture consists of a principal amount of $2.8 million. In July of 2012, the purchase price allocation of fair value totaling $3.2 million was assigned to this indebtedness resulting in a $0.4 million premium that is being amortized to maturity. The loan matures in August 2016 and accrues interest at a fixed rate of 10.25% per annum. The loan is secured by the Quail Creek facility.

On September 27, 2013, the outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account. Pursuant to the loan agreement, the outstanding bonds will be prepaid on March 1, 2014 at par plus accrued interest to the prepayment date.
As of December 31, 2013, $2.8 million was outstanding under the loan agreement. The unamortized premium on the bonds was $0.3 million at December 31, 2013.
Riverchase
The Company's consolidated variable interest entity, Riverchase Village ADK, LLC ("Riverchase"), has revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama which the Company has guaranteed the obligation under the bonds.
The Series 2010A portion of $5.8 million matures on June 1, 2039. The Series 2010B portion of $0.5 million matures serially beginning on June 1, 2012 through June 1, 2017, with annual redemption amounts ranging from $75,000 to $100,000. The Series 2010A and 2010B bonds may be redeemed early beginning on June 1, 2012 through May 31, 2015 at a redemption price ranging from 101% to 103% of the principal amount plus accrued interest. Any early redemption after May 31, 2015 is at a redemption price of 100% of the principal amount plus accrued interest. The bonds require monthly payments of fixed interest of $41,000 at a weighted average effective interest rate of 7.9%.
As of December 31, 2013, $5.8 million was outstanding under the Series 2010A portion and $0.4 million was outstanding under the Series 2010 B portion of the bonds. The bonds contain an original issue discount that is being amortized over the term of the notes. The unamortized discount on the bonds was $0.2 million at December 31, 2013. As of December 31, 2013, the liabilities of Riverchase are classified as Liabilities of Variable Interest Entity Held for Sale.
Senior Debt—Other Mortgage Indebtedness
Quail Creek Credit Facility
In September 2013, QC Property Holdings, LLC ("QC"), a wholly owned subsidiary of AdCare, entered into a loan agreement with Housing & Healthcare Funding, LLC in the amount of $5.0 million. The purpose of this agreement was to repay certain outstanding bonds that were assumed by QC upon its acquisition of the skilled nursing facility located in Oklahoma. Pursuant to the loan agreement, the outstanding bonds were due on March 1, 2014 at par plus accrued interest to the prepayment date. The outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account (see Senior Debt—Bonds, net of Discount, Quail Creek). The bonds were paid in full in March 2014 (see Note 20 - Subsequent Events).
The loan agreement matures on September 27, 2016 and accrues interest at the one-month LIBOR rate plus 4.75%. The loan is secured by: (i) a first mortgage on the real property and improvements constituting the Quail Creek facility; (ii) a first priority interest on all furnishing, fixtures and equipment associated with the Quail Creek facility; and (iii) an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Quail Creek facility. The Company has unconditionally guaranteed all amounts owning under the loan. As of December 31, 2013, $5.0 million was outstanding under the loan agreement.
Woodland Manor
In connection with the Company's January 2012 acquisition of the skilled nursing facility known as Woodland Manor, the Company entered into a loan agreement for $4.8 million with PrivateBank. The loan matures in December 2016 with a required final payment of $4.3 million and accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum. The loan requires monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015. The loan is secured by the Woodland Manor facility and guaranteed by AdCare. As of December 31, 2013, $4.6 million was outstanding under the loan agreement.
Little Rock, Northridge and Woodland Hills
On March 30, 2012, Little Rock HC&R Property Holdings, LLC ("Little Rock"), Northridge HC&R Property Holdings, LLC ("Northridge") and Woodland Hills HC Property Holdings, LLC ("Woodland Hills"), in connection with the Company's April 2012 acquisition of three skilled nursing facilities located in Arkansas known as Little Rock, Northridge and Woodland Hills, the Company entered into a loan agreement for $21.8 million with PrivateBank. The loan originally matured in March 2017 with a required final payment of $19.7 million and has since been amended. The loan accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum and requires monthly principal payments plus interest for total current monthly payments of $0.2 million. Deferred financing costs incurred on the loan amounted to $0.4 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015. The loan is secured by the three facilities and guaranteed by Little Rock HC&R Nursing, LLC and AdCare.
On June 15, 2012, the Company entered into a modification agreement with PrivateBank to modify the terms of the loan agreement. The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.
A portion of the PrivateBank loan with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank National Association ("KeyBank") on December 28, 2012, as discussed below. On December 28, 2012, certain subsidiaries of the Company entered into a Second Modification Agreement with PrivateBank which modified the loan agreement. The modification, among other things, extended the term of the PrivateBank loan from March 30, 2013 to December 31, 2016, released certain subsidiaries of the Company related to the Northridge facility and Woodland Hills facility from liability under two of the promissory notes and other related documents under the credit facility, and reduced the total outstanding amount owed under the credit facility from $21.8 million to $13.7 million.
On June 27, 2013, certain subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, dated as of June 26, 2013, which modified the loan agreement, dated March 30, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification, PrivateBank waived certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR of one of the subsidiaries that is the operator of the Company’s skilled nursing facility known as Little Rock.

On November 8, 2013, certain wholly-owned subsidiaries of the Company entered into a Fourth Modification Agreement with PrivateBank which modified that certain Loan Agreement, dated March 30, 2012, between such subsidiaries and PrivateBank. Pursuant to the modification, among other things: (i) Little Rock paid down $1.8 million of loan principal from the release of $1.4 million from a certain collateral account and from the release of $0.4 million from a certain sinking fund account, (ii) Little Rock deposited $0.9 million into certain debt service reserve account, and (iii) PrivateBank modified certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR, of one of the subsidiaries that is the operator of the Company’s skilled nursing facility located in Little Rock, Arkansas.
The Company has $0.9 million of restricted assets related to this loan. As of December 31, 2013, $11.9 million was outstanding under loan agreement.
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
The Abington Metro City Bank loan was paid off and refinanced with KeyBank on December 28, 2012 as discussed below.
Stone County
In June 2012, Stone County entered into two loan agreements with Metro City Bank in the amounts of $1.3 million and $1.8 million. The purpose of these agreements was to refinance existing debt in the original principal amount of $3.1 million used to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.
The $1.3 million loan from Metro City Bank was repaid with the funding from the CDC loan of $1.3 million. The $1.8 million Metro City Bank loan matures in June 2022 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum. Deferred financing costs incurred on this loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The Metro City Bank loan has a prepayment penalty of 10% for any prepayment through June 2013. The penalty is reduced by 1% each year until the loan maturity date. The Metro City Bank loan is secured by the Stone County Nursing and Rehabilitation facility and is guaranteed by AdCare. As of December 31, 2013, $1.8 million was outstanding under the Metro City Bank loan.

Glenvue
In July 2012, Glenvue H&R Property Holdings LLC, a wholly owned subsidiary of AdCare, financed the acquisition of a skilled nursing facility located in Glennville, Georgia, by entering into a loan agreement for $6.6 million with PrivateBank. The loan matures in July 2014 with a required final payment of $6.4 million and accrues interest at an annual rate of the greater of (i) 6.0% per annum; or (ii) the LIBOR rate plus 4.0% per annum. The loan requires monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan is secured by the Glenvue facility and guaranteed by AdCare. As of December 31, 2013, $6.4 million was outstanding under the loan.
Companions Specialized Care
In August 2012, a wholly owned subsidiary of AdCare, financed the acquisition of a skilled nursing facility located in Tulsa, Oklahoma, known as Companions Specialized Care Center, by entering into a loan agreement for $5.0 million with Contemporary Healthcare Capital. The loan matures in August 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term. The loan is secured by the Companions Specialized Care facility and guaranteed by AdCare. As of December 31, 2013, $5.0 million was outstanding under the loan, and the Company has $0.9 million of restricted assets related to this loan.
Northridge, Woodland Hills and Abington
On December 28, 2012, the Company's wholly owned subsidiaries which own the Northridge, Woodland Hills and Abington facilities (the "KeyBank Borrowers") entered into a Secured Loan Agreement with the KeyBank National Association (the "KeyBank Credit Facility"). The KeyBank Credit Facility provides for a $16.5 million principal amount senior secured credit facility and matures on February 27, 2015; provided, however, that the KeyBank Borrowers may extend the maturity date by an additional six months if certain conditions are met. Interest on the KeyBank Credit Facility accrues on the principal balance thereof at an annual rate of 4.25% plus the current LIBOR rate. The KeyBank Credit Facility may be prepaid at any time without premium or penalty, provided that the KeyBank Borrowers pay any costs of KeyBank in re-employing such prepaid funds. AdCare Health Systems, Inc., AdCare Property Holdings, LLC, and AdCare Operations, LLC have unconditionally guaranteed all amounts owing under the KeyBank Credit Facility.
Proceeds from the KeyBank Credit Facility were used to pay off all amounts outstanding under an unsecured promissory note, dated April 1, 2012, issued by the Company in favor of Strome Alpha Offshore Ltd. in the amount of $5.0 million; payoff of an existing credit facility with Metro City Bank with respect to the Abington facility in the amount of $3.4 million; and payoff of the portion of the PrivateBank Credit Facility which relates to the Northridge and Woodland Hills in the amount of $8.1 million. The Company has $5.6 million of restricted assets related to this loan. As of December 31, 2013, $15.4 million was outstanding under the KeyBank Credit Facility.
Sumter Valley and Georgetown
In connection with the closing of the Sumter and Georgetown facilities acquisition, two wholly owned subsidiaries of AdCare Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC entered into a Loan Agreement with Metro City Bank, dated December 31, 2012 in which Metro City Bank issued a promissory note for an aggregate principal amount of $7.0 million. Interest on the loan accrues on the principal balance thereof at an annual rate of 1.5% per annum plus the prime interest rate, to be adjusted quarterly (but in no event shall the total interest be less than 5.50% per annum), and payments for the interest are payable monthly, commencing on February 1, 2013. The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, is payable on February 1, 2014. AdCare and certain of its subsidiaries have unconditionally guaranteed all amounts owing under the loan.
In December 2013, the Company entered into a Note, Mortgage and Loan Agreement Modification Agreement with Metro City Bank which modified the loan agreement dated December 31, 2012, which: (i) extended the maturity date from February 1, 2014 to February 1, 2015; (ii) increased the total amount available from $6.9 million to $9.0 million; (iii) established monthly deposits of $14,000 as cash collateral which the Company will make through the maturity date; (iv) required the Company to pay deferred financing fees of $0.2 million. As of December 31, 2013, $9.0 million was outstanding under the loan, and the total restricted assets related to this loan are $0.6 million.
Northwest
In connection with the acquisition of the Northwest Nursing Center facility, a wholly owned subsidiary of AdCare issued a note pursuant to a Loan Agreement with First Commercial Bank, dated December 31, 2012, for a principal amount of $1.5 million. The note matures on December 31, 2017. Interest on the note accrues on the principal balance thereof at an annual rate equal to the prime interest rate (but in no event shall the interest rate be less than 5.00% per annum), and payments for the interest are payable monthly, commencing on January 31, 2013. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31, 2017. AdCare and certain subsidiaries of the Company have unconditionally guaranteed all amounts owing under the note. As of December 31, 2013, $1.4 million was outstanding under the loan.
Hembree Road Building
In November 2012, in connection with the acquisition of AdCare's corporate offices at Hembree Road, Roswell, Georgia, a wholly owned subsidiary of AdCare issued a promissory note in favor of Fidelity Bank for a principal amount of $1.1 million. The note matures in December 2017. Interest on the note accrues on the principal balance thereof at a fixed rate of 5.5% per annum and payments for the interest and principal are due monthly, commencing in December 2012. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31, 2017. As of December 31, 2013, $1.0 million was outstanding under the loan.
Other Mortgage Indebtedness
For five facilities the Company has obtained various term loans that totaled approximately $16.9 million at December 31, 2013. The combined mortgage notes require monthly principal and interest payments of approximately $0.1 million with interest rates of 6.00% to 6.25%. The notes mature at various dates starting in 2016 through 2031. Deferred financing costs incurred on these loans amounted to approximately $0.5 million and are being amortized to interest expense over the life of the notes.
The remaining mortgage note balance is related to the financing on the Company's former corporate headquarters in Springfield, Ohio with a balance of approximately $0.2 million at December 31, 2012. The mortgage requires fixed monthly payments of approximately $3,000 plus interest at LIBOR plus 3.0% maturing in 2017. The building was sold in June 2013 and the mortgage was paid.
Other Debt
Eaglewood Village Promissory Note
In January 2012, two wholly owned subsidiaries of AdCare issued a promissory note to the seller of the facility in the amount of $0.5 million in connection with the January 2012 acquisition of the assisted living facility located in Springfield, Ohio. The note matures in January 2014 and requires a final payment of $0.5 million. The note bears interest at 6.5% per annum payable monthly beginning in February 2012. The note requires monthly principal and interest payment. The note may be prepaid without penalty at any time. As of December 31, 2013, $0.5 million was outstanding under the note.
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
The $5.0 million of promissory notes issued to Cantone Asset Management LLC was refinanced as part of the $7.5 million in subordinated convertible notes issued in July 2012 discussed below.
Strome Note
In April 2012, AdCare issued an unsecured promissory note in the amount of $5.0 million to Strome Alpha Offshore Ltd. The promissory note matured in November 2012, and the Company paid off the promissory note on December 28, 2012, using the proceeds from the KeyBank Credit Facility discussed in this Note 8. Interest accrued on the promissory note at a fixed rate of 10% per annum.
Sumter Valley Promissory Note
In connection with the acquisition of the facility known as Sumter Valley Nursing and Rehab in December 2012, a subsidiary of AdCare issued a promissory note to the seller of the facility in the amount of $0.3 million. Interest on the note accrues at a rate of 6% per annum. Principal and interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2014, or the date upon which the Company refinances its loan relating to the Sumter facility. AdCare has unconditionally guaranteed all amounts owed under the note. The note was paid in full by the Company in December 2013 with funds received from the refinance with Metro City discussed under the heading Senior Debt—Other Mortgage Indebtedness - Sumter Valley and Georgetown in this Note 8.
Georgetown Promissory Note
In connection with the acquisition of the facility known as Georgetown Healthcare and Rehab in December 2012, a subsidiary of AdCare issued a secured subordinated promissory note to the seller of the Georgetown facility in the amount of $1.9 million. Interest on the note accrues at a rate of 7% per annum. Interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2013; or the date upon which the Company refinances its loan with Metro City Bank relating to the Georgetown Healthcare and Rehab Facility. AdCare has unconditionally guaranteed all amounts owing under the note. The note was paid in full by the Company in December 2013 with funds received from the Metro City refinance discussed under the heading Senior Debt—Other Mortgage Indebtedness - Sumter Valley and Georgetown in this Note 8.
Pinnacle Healthcare Promissory Notes
The Company previously issued promissory notes in the aggregate principal amount of $2.4 million. The notes mature March 1, 2014, and bear interest at 7% payable quarterly in arrears the first day of each December, March, June and September beginning December 1, 2011. The notes are subject to mandatory prepayment in the aggregate principal amount of $250,000 on each of March 1, 2013, June 1, 2013, September 1, 2013 and December 1, 2013 and a final payment of $150,000 on March 1, 2014. The notes may also be prepaid without penalty at any time. At December 31, 2013, $0.2 million remained outstanding.
Mountain Trace Promissory Notes
Mountain Trace ADK, LLC, a wholly owned subsidiary of AdCare, previously issued promissory notes in the aggregate principal amount of $1.0 million. The notes mature April 1, 2013, and bear interest at 11% payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011. The notes may also be prepaid without penalty by providing fifteen days prior notice. The Company received proceeds of $0.9 million net of legal and other financing costs. These notes were paid in full by the Company on April 1, 2013.
Convertible Debt
Subordinated Convertible Notes Issued in 2010 (the "2010 Notes")
On October 26, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to them an aggregate of $11.1 million in principal amount of the Company's subordinated convertible notes, bearing 10% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.
On October 29, 2010, the Company entered into an amendment and joinder agreement to effectuate the sale of an additional $0.8 million in principal amount of 2010 Notes. The initial sale of $11.1 million in principal amount of the 2010 Notes occurred on October 26, 2010, and the subsequent sale of $0.8 million in principal amount of the 2010 Notes occurred on October 29, 2010. The 2010 Notes had an original maturity date of October 26, 2013.
The 2010 Notes were convertible at the option of the holder into shares of common stock of the Company at a current conversion price of $3.73 (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, as further discussed in Note 12 to our Consolidated Financial Statements included in this Annual Report, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events) that were subject to future reductions if the Company issued equity instruments at a lower price. Since there was no minimum conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed that was required to be bifurcated from the Notes and accounted for separately as a derivative liability recorded at fair value (see Note 15 - Fair Value Measurements). At the time of initial measurement, the derivative had an estimated fair value of $2.6 million resulting in a discount on the 2010 Notes. The discount was amortized over the term of the 2010 Notes.
Effective October 26, 2013, the Company entered into a Waiver, Amendment and Forbearance with holders of the 2010 convertible notes, pursuant to which the Company and the holders amended: (i) the requirement to adjust the conversion price of the 2010 Notes for dilutive equity issuances (i.e., the "full ratchet and anti-dilution" provision); (ii) extended the maturity date to August 29, 2014; and (iii) adjusted the interest rate to 12.0% per annum. Accordingly, a minimum conversion price of $3.73 was set and a determinate number of shares was established, the result of which was that the embedded derivative ceased to exist. The Company adjusted the carrying value of the derivative to zero as of October 26, 2013.

The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

Date of conversion	Conversion Price	Shares of Common Stock Issued	Debt and Interest Converted
2011:
July 2011	$4.13	18,160	$75,000
November 2011	$3.92	19,132	$75,000
Subtotal		37,292	$150,000
2013:
February 2013	$3.73	6,635	$24,749
March 2013	$3.73	6,635	$24,749
April 2013	$3.73	67,024	$250,000
August 2013	$3.73	284,878	$1,062,595
September 2013	$3.73	246,264	$918,553
October 2013	$3.73	448,215	$1,671,840
November 2013	$3.73	136,402	$508,778
December 2013	$3.73	82,326	$307,067
Subtotal		1,278,379	$4,768,331
Total		1,315,671	$4,918,331
As of December 31, 2013, $6.9 million was outstanding under the Notes.
Subordinated Convertible Notes Issued in 2011 (the "2011 Notes")
On March 31, 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors to sell and issue to them an aggregate of $2.1 million in principal amount of the Company's subordinated convertible notes. On April 29, 2011, the Company issued an additional $1.8 million in principal amount of the 2011 Notes. On May 6, 2011, the Company issued an additional $0.6 in principal amount of the 2011 Notes. As of December 31, 2013, the total outstanding principal amount of the 2011 Notes is $4.5 million. Approximately $1.4 million of the proceeds obtained were used to repay the short-term promissory note that was issued March 31, 2011 and related accrued interest.
The 2011 Notes bear interest at 10% per annum and are payable quarterly in cash in arrears beginning June 30, 2011. The 2011 Notes mature on March 31, 2014. Debt issuance costs of $0.6 million are being amortized over the life of the 2011 Notes.
The 2011 Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $4.80 per share (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, as further discussed in Note 12 - Stockholders' Equity, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The initial conversion price is subject to adjustment for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar events. The 2011 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness.
Subordinated Convertible Notes Issued in 2012 (the "2012 Notes")
On June 28, 2012, the Company entered into a Securities Purchase Agreement, dated as of June 28, 2012, with certain accredited investors pursuant to which the Company issued and sold to them on July 2, 2012 an aggregate of $7.5 million in principal amount of the Company's 8.0% subordinated convertible notes. The 2012 Notes bear interest at 8% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012. The 2012 Notes mature on July 31, 2015. The 2012 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company. The $7.5 million principal amount of the 2012 Notes includes a refinancing of existing indebtedness of $5.0 million of promissory notes issued to Cantone Asset Management LLC.
At any time on or after the six-month anniversary of the date of issuance of the notes, the notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, as further discussed in Note 12 - Stockholders' Equity , and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events).

If at any time on or after the six-month anniversary date, the weighted average price of the common stock for any 20 trading days within a period of 30 days consecutive trading days equals or exceeds 200% of the conversion price and the average daily trading volume of the common stock during such 20 days exceeds 50,000 shares, then the Company may, subject to the satisfaction of certain other conditions, redeem the notes in cash at a redemption price equal to the sum of 100% of the principal amount being redeemed plus any accrued and unpaid interest on such principal.
In addition, the holders of a majority of the aggregate principal amount of notes then outstanding may require the Company to redeem all or any portion of the notes upon a change of control transaction, at a redemption price in cash equal to 110% of the redemption amount. As of December 31, 2013, the outstanding principal amount of the 2012 Notes is $7.5 million.
Approximately $18.9 million of the scheduled maturities in 2014 and 2015, relate to the subordinated convertible notes issued in 2010, 2011 and 2012. While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes will elect to convert their subordinated convertible notes into shares of common stock provided the common stock continues to trade above the applicable conversion price for such notes. The conversion prices are $3.73, $4.80 and $3.97 for the subordinated convertible notes issued in 2010, 2011 and 2012, respectively. If all of the subordinated convertible notes had been converted to common stock at December 31, 2013, then the Company would have been required to issue approximately 5.9 million shares of common stock.
NOTE 9. ACQUISITIONS
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
 The Company incurred acquisition costs of approximately $0.6 million and $2.0 million during the years ended December 31, 2013 and 2012.  Acquisition costs are recorded  in “Other Income (Expense)” section of the Consolidated Statements of  Operations.
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

Unaudited Pro forma Financial Information
The above acquisitions have been included in the consolidated financial statements since the dates of the acquisition. Combined revenue for all 2012 acquisitions since date of acquisition through December 31, 2012 was $35.1 million and resulted in loss from operations of $0.3 million for the year ended December 31, 2012.
The following table represents pro forma results of consolidated operations as if all of the 2012 acquisitions had occurred at the beginning of the earliest fiscal year being presented, after giving effect to certain adjustments.

(Amounts in 000's)	December 31, 2012
Pro forma revenue	$220,745
Pro forma operating expenses	$216,673
Pro forma income from operations	$4,072
The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.
NOTE 10. DISCONTINUED OPERATIONS
As part of the Company's strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business. The Company sold the assets of the home health business in 2012. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities.  A sales listing agreement was executed for the 104-unit assisted living facility located in Hoover, Alabama, which is a consolidated variable interest entity, during the fourth quarter of 2013. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, and the assisted living facility located in Hoover, Alabama are reported as discontinued operations in 2013 and 2012.
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

On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value.  The Company used the proceeds to pay off the principal balance of the mortgage note with respect to the building of approximately $0.1 million.
The two remaining Ohio assisted living facilities held for sale at December 31, 2012 are Lincoln Lodge Retirement Residence (known as Lincoln Lodge) and Hearth & Home of Vandalia (known as Vandalia). The assets of Lincoln Lodge and Vandalia sold and the Vandalia HUD mortgage note of $3.7 million assumed by the buyer are reflected as assets and liabilities of a disposal group held for sale at December 31, 2012. The Lincoln Lodge HUD mortgage note of $1.9 million at December 31, 2012 is reflected in the current portion of notes payable and other debt and was paid off from the proceeds of the Lincoln Lodge sale that occurred on February 28, 2013. The sale of Vandalia closed on May 6, 2013. Pursuant to the purchase and sale agreement, the combined purchase price for the sale of Vandalia and Lincoln Lodge is $6.0 million ($2.3 million net of assumed debt).
The following table summarizes the activity of discontinued operations for the years ended December 31, 2013 and 2012:

(Amounts in 000’s)	December 31, 2013	December 31, 2012
Total revenues from discontinued operations	$5,559	$21,768
Net (loss) income from discontinued operations	$(2,248)	$5,846
Interest expense, net from discontinued operations	$591	$1,183
Income tax (expense) benefit from discontinued operations	$(33)	$20
Gain (loss) on disposal of assets from discontinued operations	$(467)	$6,729

Assets and liabilities of the disposal groups held for sale at December 31, 2013 and 2012 are as follows:

Amounts in (000's)	December 31, 2013	December 31, 2012
Property and equipment, net	$400	$5,840
Other assets	—	319
Assets of disposal group held for sale	$400	$6,159

Notes payable	$—	$3,662
Liabilities of disposal group held for sale	$—	$3,662

During the second quarter of 2013, the Company executed two sublease arrangements to exit the skilled nursing business in Tybee Island, Georgia. The two skilled nursing facilities had an aggregate of 135 units in service. Certain assets of these two skilled nursing facilities are classified as Assets of disposal group held for use at December 31, 2012 are as follows:

Amounts in (000's)	December 31, 2012
Property and equipment, net	$57
Intangible assets-lease rights, net	721
Assets of disposal group held for use	$778

During the fourth quarter of 2013, Riverchase, our consolidated variable interest entity, executed a sales listing agreement for the 105-unit assisted living facility located in Hoover, Alabama to exit the operations, (for further information on our variable interest entity, see Note 14 - Variable Interest Entity). Assets and liabilities of the variable interest entity held for sale at December 31, 2013 are as follows:

Amounts in (000's)	December 31, 2013
Property and equipment, net	$5,893
Other assets	52
Assets of variable interest entity held for sale	$5,945

Bonds payable, net of discounts	$6,034
Liabilities of variable interest entity held for sale	$6,034

NOTE 11. PREFERRED STOCK
Preferred Stock Offerings
On October 28, 2013, the Company sold 500,000 shares of its Series A Preferred Stock at $25 per share in a registered public offering. The Company received proceeds from the offering of $11.3 million after deducting underwriting discounts and other offering-related expenses of $1.2 million. The liquidation preference of the Series A Preferred Stock is $25 per share. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25.00 liquidation preference per share. The dividend rate may increase under certain circumstances.
On November 7, 2012, the Company sold 450,000 shares of its Series A Preferred Stock offered at $23 per share in a registered public offering. The Company received proceeds from the offering of $9.2 million after deducting underwriting discounts and other offering-related expenses of $1.2 million. The liquidation preference of the Series A Preferred Stock is $25 per share. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25.00 liquidation preference per share. The dividend rate may increase under certain circumstances.
Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances. The Company may not redeem the Series A Preferred Stock before December 1, 2017, except the Company is required to redeem the Series A Preferred Stock following a "Change of Control," as defined in the Company's Articles of Incorporation. On and after December 1, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.
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
NOTE 12. STOCKHOLDERS' EQUITY
Shares Authorized and Reserved
At December 31, 2013, the Company had reserved approximately 11.7 million shares of its authorized but unissued common stock for possible future issuance in connection with the following outstanding items:

Shares (000's)
Options outstanding and authorized for future grants in approved plans for stock options	2,184
Common stock warrants outstanding — employees	1,876
Common stock warrants outstanding — nonemployees	1,989
Convertible shares issuable under debt agreements (including additional 20% required under agreements)	5,611
Total authorized shares reserved	11,660

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
2012 Public Common Stock Offering
In March 2012, the Company sold 1.1 million shares of common stock at $3.75 per share in a registered public offering. The Company also granted the underwriter in the offering an option for 45 days to purchase up to an additional 165,000 shares of common stock to cover over-allotments, if any. In connection with the underwriter's partial exercise of this option, the Company issued an additional 65,000 shares of common stock at an offering price to the public of $3.75 per share on May 22, 2012. The Company received net proceeds of $3.8 million after deducting underwriting discounts and other offering-related expenses of $0.6 million.

NOTE 13. STOCK BASED COMPENSATION
The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2013 and 2012:

	December 31,
Amounts in (000's)	2013	2012
Employee compensation:
Stock options	$639	$486
Common stock warrants	140	229
Employee stock-based compensation	779	715
Nonemployee compensation:
Warrants	$22	$—
Board restricted stock	296	176
Nonemployee stock-based compensation	318	176
Total stock-based compensation	$1,097	$891
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
Risk-Free Interest Rate:    The Company bases the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant or warrant for the period of the expected term as described.
Expected Term:    The Company currently uses a simplified method for calculating the expected term based on the historical exercises of employee options and warrants and contractual expiration dates. For nonemployee warrants awarded to certain service providers or financing partners, the Company uses the contractual life of the warrants as the expected term, as the Company does not have sufficient experience with the service providers or financing partners to determine when they could be expected to exercise their warrants.
The assumptions used in calculating the fair value of employee stock options and warrants using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	2013	2012
Dividend Yield	—%	—%
Expected Volatility	43.3% - 63.2%	40.0% - 46.1%
Risk-Free Interest Rate	0.12% - 0.88%	0.25% - 1.05%
Expected Term	5.2 years	4.0 - 6.5 years
The assumptions used in calculating the fair value of nonemployee stock options and warrants using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	2013	2012
Dividend Yield	—%	—%
Expected Volatility	46.9% - 50.3%	38.5% - 47.8%
Risk-Free Interest Rate	0.07% - 0.32%	0.25% - 0.72%
Expected Term	2 - 10 years	3 - 10 years

Employee Stock Options
The Company has three active employee stock option plans.

•	The 2004 Stock Incentive Plan expires March 31, 2014 and provides for a maximum of 347,288 shares of common stock to be issued.

•	The 2005 Stock Incentive Plan expires September 30, 2015 and provides for a maximum of 578,812 shares of common stock to be issued.

•	The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 2,152,500 shares of common stock to be issued.
All three plans permit the granting of incentive or nonqualified stock options. The 2011 Stock Incentive Plan also permits the granting of restricted stock. The plans are administered by the Board of Directors which has the authority to determine the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The Company intends to use only the 2011 Stock Incentive Plan to make future grants.
The following summarizes the Company's employee stock option activity for the years ended December 31, 2013 and 2012:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2011	575	$3.90
Stock Dividend	73	$4.25
Granted	996	$4.46
Exercised	(67)	$1.39
Forfeited	(186)	$4.31
Expired	(40)	$2.78
Outstanding at December 31, 2012	1,351	$4.57	6.6 years	$900
Vested at December 31, 2012	268	$4.22	4.8 years	$260
Vested or Expected to Vest at December 31, 2012 (a)	1,351	$4.57	6.6 years	$900

Outstanding at December 31, 2012	1,351	$4.57
Granted	778	$4.23
Exercised	(10)	$3.52
Forfeited	(210)	$4.10
Expired	(105)	$3.62
Outstanding at December 31, 2013	1,804	$4.54	7.5 years	$448
Vested at December 31, 2013	539	$4.77	5.9 years	$177
Vested or Expected to Vest at December 31, 2013 (a)	1,592	$4.59	5.9 years	$400

(a) Includes forfeiture adjusted unvested shares.
The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $1.92 and $1.36, respectively. At December 31, 2013, the Company has approximately $1.7 million of unrecognized compensation expense related to unvested options. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 1.9 years. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012, was $0.02 million and $0.2 million, respectively.

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2013:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$1.30	31	1.2 years	$1.30	32	$1.30
$1.31 - $3.99	668	6.4 years	$3.93	189	$3.93
$4.00 - $4.30	585	8.9 years	$4.12	63	$4.11
$4.31 - $4.99	150	9.0 years	$4.85	8	$4.61
$5.00 - $7.62	370	7.2 years	$6.45	247	$6.05
Total	1,804	7.5 years	$4.54	539	$4.77
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
The following summarizes the Company's employee common stock warrant activity for the years ended December 31, 2013 and 2012:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2011	1,720	$3.10
Stock Dividend	86	$2.99
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2012	1,806	$2.98	5.6 years	3,196
Vested at December 31, 2012	1,539	$2.79	5.1 years	3,029
Vested or Expected to Vest at December 31, 2012 (a)	1,806	$2.98	5.6 years	3,196

Outstanding at December 31, 2012	1,806	$2.98
Granted	70	$5.90
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2013	1,876	$3.09	4.8 years	2,415
Vested at December 31, 2013	1,701	$2.90	4.4 years	2,402
Vested or Expected to Vest at December 31, 2013 (a)	1,855	$3.07	4.8 years	2,414

(a) Includes forfeiture adjusted unvested shares.
The weighted average grant date fair value of employee warrants granted during the year ended December 31, 2013 was $3.06; there were no employee warrants granted in 2012. The Company has approximately $0.3 million of unrecognized compensation expense related to unvested employee warrants as of December 31, 2013. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.00 years.

Restricted Stock
In December 2013, the Company approved issuing, pursuant to the 2011 Plan, 30,000 shares of common stock with a three-year restriction to its Chief Financial Officer. The restricted stock has all the rights of a shareholder from the date of grant, including, without limitation the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the grant date closing stock price of $4.34. The related compensation expense is being recognized over the three-year restricted period. The compensation expense for year ended December 31, 2013 was $0.001 million with unrecognized compensation expense of $0.1 million remaining at December 31, 2013.
On July 2, 2012, in connection with the issuance of the $7.5 million principal amount of 8% subordinated convertible notes, the Company granted 50,000 shares of restricted common stock with a one-year restriction on transferability to the placement agent as partial consideration for its service on the offering. The Company determined the fair value of the restricted stock to be equal to the grant date closing stock price of $3.50. The related compensation expense is included in deferred loan costs and is being amortized as interest expense over the term of the 8% subordinated convertible notes. The expense for the year ended December 31, 2013 was $0.1 million with unrecognized expense of 0.1 million remaining at December 31, 2013.
In June 2012, the Company approved issuing, pursuant to the 2011 Stock Incentive Plan, 270,000 shares of common stock with a three-year restriction on transfer to its nine directors. The restricted stock has all the rights of a shareholder from the date of grant, including, without limitation the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the grant date closing stock price of $3.20. The related compensation expense is being recognized over the three-year restricted period. The compensation expense for year ended December 31, 2013 was $0.3 million with unrecognized compensation expense of $0.4 million remaining at December 31, 2013.
The following summarizes the Company's restricted stock activity for the year ended December 31, 2013 and 2012:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2011	—	$—
Granted	320	$3.25
Stock Dividend	16	$3.25
Vested	(52)	$3.50
Forfeited	—	$—
Unvested at December 31, 2012	284	$3.20

Granted	30	$4.34
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2013	314	$3.31
The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2013 and 2012 was $4.34 and $3.25, respectively. The Company has approximately $0.6 million of unrecognized compensation expense related to unvested restricted stock awards as of December 31, 2013. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 1.6 years.

Nonemployee Common Stock Warrants
The following summarizes the Company's nonemployee common stock warrant activity for the period ended December 31, 2013 and 2012:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2011	1,154	$3.85
Stock Dividend	94	$3.85
Granted	777	$3.82
Exercised	(29)	$1.26
Forfeited	(35)	$3.82
Outstanding at December 31, 2012	1,961	$3.77	1.9 years	$1,935
Vested at December 31, 2012	1,961	$3.77	1.9 years	$1,935
Vested or Expected to Vest at December 31, 2012 (a)	1,961	$3.77	1.9 years	$1,935

Outstanding at December 31, 2012	1,961	$3.77
Granted	85	$3.96
Exercised	(28)	$1.05
Forfeited	(29)	$2.27
Outstanding at December 31, 2013	1,989	$3.84	1.0 year	$1,054
Vested at December 31, 2013	1,989	$3.84	1.0 year	$1,054
Vested or Expected to Vest at December 31, 2013 (a)	1,989	$3.84	1.0 year	$1,054

(a) Includes forfeiture adjusted unvested shares.
During the years ended December 31, 2013 and 2012, the Company granted warrants to nonemployees with a weighted-average grant date fair value of $1.14 and $0.99. The warrants have contractual terms between two and ten years. The majority vested immediately on the date of grant. The total intrinsic value of nonemployee common stock warrants exercised during the years ended December 31, 2013 and 2012, was $0.1 million and $0.1 million, respectively.
NOTE 14. VARIABLE INTEREST ENTITIES
The Company has certain variable interest entities that are required to be consolidated because AdCare is their primary beneficiary. A "primary beneficiary" is the party in a VIE that has both of the following characteristics: (a) The power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For a further description of the VIEs, see Note 19 - Related Party Transactions - "Riverchase" and "Oklahoma Owners".
In 2011, the Company concluded it was the primary beneficiary of the Oklahoma Owners and pursuant to FASB ASC Topic 810-10, Consolidation-Overall , consolidated the Oklahoma Owners in its 2011 consolidated financial statements. During the process of finalizing the 2012 financial statements, the Company re-assessed its prior conclusion that it should consolidate the Oklahoma Owners. In the reassessment process, the Company concluded that it should not have consolidated the Oklahoma Owners. In the accompanying consolidated financial statements the Company has deconsolidated the Oklahoma Owners effective January 1, 2012 and the balance sheet, operations and cash flows of the Oklahoma Owners are not included in the Company's 2012 consolidated financial statements. The Company further concluded that including the Oklahoma Owners in its 2011 financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued 2011 financial statements.

On June 22, 2013, the Company and Riverchase, our consolidated variable interest entity which is owned and controlled by Christopher Brogdon (the Company’s Vice Chairman and a greater than 5% beneficial owner of the common stock), agreed to mutually terminate the five year management agreement, dated June 22, 2010.  Riverchase owns Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama.  Pursuant to the management agreement, a subsidiary of the Company supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility.

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
The following summarizes the assets and liabilities of the variable interest entities included in the consolidated balance sheets (See Note 20—Subsequent Events for discussion of recent events):
Riverchase Village Facility—Assets and Liabilities:

	December 31,
(Amounts in 000's)	2013	2012
Cash	$(2)	$(38)
Accounts receivable	119	—
Assets of variable interest entity held for sale	5,945	—
Restricted investments	—	343
Property and equipment, net	—	5,974
Other assets	371	391
Total assets	$6,433	$6,670

Accounts payable	$1,791	$1,316
Accrued expenses	58	66
Current portion of notes payable	184	92
Liabilities of variable interest entity held for sale	6,034	—
Notes payable, net of current portion	—	6,034
Noncontrolling interest	(1,634)	(838)
Total liabilities	$6,433	$6,670

NOTE 15. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2013 and 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Amounts in (000's)	Level 1:	Level 2:	Level 3:	Total
Derivative Liability—2013	$—	$—	$—	$—
Derivative Liability—2012	$—	$—	$3,630	$3,630
Set forth below is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

Amounts in (000's)	Derivative Liability
Beginning Balance	$3,630
Debt extinguishment	$(624)
Derivative gain	$(3,006)
Ending Balance	$—

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
Effective October 26, 2013, the Company entered into a Waiver, Amendment and Forbearance with holders of the 2010 convertible notes, pursuant to which the Company and the holders amended, among other items, to extend the maturity date until August 29, 2014 and to delete the requirement to adjust the conversion price of the Notes for dilutive equity issuances (i.e., the "full ratchet and anti-dilution" provision). Accordingly, a minimum conversion price of $3.73 was set and a determinate number of shares was established, the result of which was that the embedded derivative ceased to exist. The Company adjusted the carrying value of the derivative to zero at as of October 26, 2013.
Nonrecurring Fair Value Measurements
        During 2013, the Company recorded a goodwill impairment charge of approximately $0.8 million which is reflected in loss from continuing operations. The impairment charge was a result of the required goodwill impairment test that requires the goodwill to be written down to the estimate of the implied fair value. The goodwill was measured using primarily an income approach with significant unobservable inputs (Level 3).

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
Operating Leases
The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of 10 to 12 years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. For the years ended December 31, 2013 and 2012, facility rent expense totaled $7.0 million and $7.1 million, respectively.
Five of the Company's facilities are operated under a single master lease arrangement. The lease has a term of ten years into 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicaid and Medicare provider requirements, is a default under the Company's master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of December 31, 2013.
Two of the Company's facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. The Company is required to make a minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of December 31, 2013, the Company is in compliance with all financial and administrative covenants of this lease agreement.

Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2014	$6,347
2015	6,190
2016	6,066
2017	5,971
2018	5,918
Thereafter	12,489
Total	42,981
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
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of December 31, 2013 and 2012, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.
In 2012, the Company was named as a defendant in two related lawsuits asserting breach of contract claims arising out of consulting agreements executed in 2010 in connection with the Company's becoming the operator of certain leased facilities that were previously operated by a third-party. The same transaction was already the subject of litigation commenced by the Company in 2011 against several entities which had previously operated the leased facilities. After becoming the operator of the leased facilities, the Company incurred certain losses for pre-closing activities for which the Company was entitled to indemnification. The Company sought to enforce its rights to indemnity by filing a lawsuit against the former operators of the leased facilities for breach of contract and related tort claims, and the Company proceeded to set off its losses against payment due under the consulting agreements referenced above. The defendants filed counterclaims against the Company. In the third quarter of 2012, a settlement was reached with respect to the three lawsuits that permitted the Company to eliminate a previously accrued liability in light of the lower than expected settlement amount of $1.0 million resulting in a non-cash settlement gain of $0.4 million recognized in the third quarter of 2012. During the third quarter of 2012, $0.3 million of the settlement was paid. During 2013, the remaining settlement of $0.2 million was paid.
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon (Vice Chairman of the Board of Directors, owner of greater than 5% of the outstanding commons stock and former Chief Acquisition Officer of the Company) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Facilities”) that are managed by an AdCare subsidiary. The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.  On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regarding the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants. The Company intends to file a response to the amended complaint in a timely manner, and the trial is scheduled to begin in January 2015. The Company believes that the complaint is without merit and intends to vigorously defend itself against the claims set forth therein.

On October 2, 2013, the Company responded to certain letters received from Georgia Department of Community Health in September 2013 requesting payment of past due provider fees totaling $1.2 million for certain nursing facilities for periods prior to the Company's operation of the facilities. The Company does not believe it is responsible for payment of these past due provider fees and has requested a final determination from Georgia Department of Community Health confirming that it is not responsible for paying the fees described in the letters.

On March 7, 2014 the Company responded to a letter received from the Ohio Attorney General ("OAG") dated February 25, 2014 demanding repayment of approximately $1.0 million as settlement for alleged improper Medicaid payments related to seven Ohio facilities affiliated with the Company. The OAG alleged that the Company had submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws. The Company intends to defend itself against the claims.
Income Tax Examinations
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. To date, the IRS has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. See Note 17 - Income Taxes.
Commitments
Special Termination Benefits
In 2011, the Company incurred certain salary retirement and continuation costs of $1.5 million related to separation agreements with certain of the Company's former officers. The benefits include wage continuation and fringe benefits which are to be paid out to these former employees over various future periods ranging from a six-month period to a 24-month period. These costs were paid in full during the year ended December 31, 2013.
Commitment to Future Lease Payments
A leased skilled nursing facility has signed a security agreement associated with the lessor, Covington Realty, LLC, in conjunction with the lessor's refinancing of the project through HUD. The commitment gives the lender the right to pursue the facility for unpaid lease payments to the lessor.
NOTE 17. INCOME TAXES
The provision for income taxes attributable to continuing operations for the years ended December 31, 2013 and 2012 are presented below.

	December 31,
(Amounts in 000's)	2013	2012
Current Tax Expense:
Federal	$—	$(97)
State	55	90
	$55	$(7)
Deferred Tax Expense:
Federal	$87	$104
State	—	—
	$87	$104
Total income tax expense	$142	$97

The income tax expense applicable to continuing and discontinued operations is presented below.

	December 31,
(Amounts in 000's)	2013	2012
Income tax expense on continuing operations	$142	$97
Income tax expense (benefit) on discontinued operations	33	(20)
Total income tax expense	$175	$77
At December 31, 2013 and 2012, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
(Amounts in 000's)	2013	2012
Net current deferred tax asset:
Allowance for doubtful accounts	$1,638	$1,265
Accrued expenses	48	464
	1,686	1,729
Net long-term deferred tax asset (liability):
Net operating loss carry forwards	8,789	4,825
Property, equipment & intangibles	(2,346)	(1,091)
Stock based compensation	1,081	848
Convertible debt adjustments	2,141	1,876
Other	—	(277)
	9,665	6,181
Total deferred tax assets	11,351	7,910
Valuation allowance	(11,542)	(8,014)
Net deferred tax liability	$(191)	$(104)
The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31,
	2013	2012
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes	(0.5)%	(0.8)%
Consolidated VIE LLC's	(2.0)%	(3.0)%
Nondeductible expenses	(4.8)%	(1.5)%
Other	(1.7)%	(3.6)%
Change in valuation allowance	(26.3)%	(26.1)%
Effective tax rate	(1.3)%	(1.0)%
As of December 31, 2013 AdCare had consolidated federal net operating loss ("NOL") carry forwards of $25.8 million. These NOLs begin to expire in 2018 through 2033 and currently are offset by a full valuation allowance.
Given the Company's historical net operating losses, a full valuation allowance has been established on the Company's net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the NOL carry forward ("naked credit"). This resulted in recognizing deferred Federal tax expense of $0.09 million and 104,000 for the years ended

December 31, 2013 and 2012, respectively, and a deferred tax liability of $0.2 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. To date, the IRS has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction.
NOTE 18. BENEFIT PLANS
The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees. All employees are eligible once they reach age 21 years and complete one year of eligible service. The Company's plan allowed eligible employees to contribute up to 20% of their eligible compensation, subject to applicable annual Internal Revenue Code limits. The Company provides 50% matching on employee contributions, up to 2% of the employee's salary. Total matching contributions during the years ended December 31, 2013 and 2012 were approximately $0.1 million and $0.2 million, respectively.
The Company pursued remedial actions under the Voluntary Correction Programs ("VCP") of the Employee Compliance Resolution System contained in Internal Revenue Service ("IRS") Revenue Procedure 2008-50 to conform the 401(k) plan's terms to the plan's administration. The Company received notice on November 21, 2013 that the IRS accepted the Company's proposed correction without any assessment of fees or penalties.
NOTE 19. RELATED PARTY TRANSACTIONS
Riverchase
On April 9, 2010, Riverchase, then a wholly owned subsidiary of the Company, entered into a Purchase Agreement with an Oklahoma limited liability company controlled by a bank ("Riverchase Seller") to acquire the assets of Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama, for a purchase price of approximately $5.0 million. On June 22, 2010, the Company assigned to Christopher Brogdon 100% of the membership interests in Riverchase. On June 25, 2010, Riverchase, then owned by Mr. Brogdon, purchased Riverchase Village pursuant to the terms of the Purchase Agreement.
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
As consideration for the assignment of 100% of the membership interests in Riverchase to Mr. Brogdon and AdCare's guaranteeing the bonds, Mr. Brogdon granted to Hearth & Home of Ohio, Inc. ("Hearth & Home"), a wholly owned subsidiary of AdCare, an exclusive and irrevocable option pursuant to an Option Agreement to acquire Riverchase (the "Riverchase Option") through June 22, 2012 for an exercise price of $100,000 and otherwise under the same terms and conditions set forth in the Purchase Agreement. In addition, a wholly owned subsidiary of AdCare entered into a five-year year Management Agreement with Riverchase pursuant to which such subsidiary supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility. On June 22, 2013, the Management Agreement was mutually terminated by Riverchase and the Company.
On July 26, 2012, Hearth & Home and Mr. Brogdon amended the Option Agreement to extend the last date on which the Riverchase Option may be exercised through June 22, 2013. On June 22, 2013, Hearth & Home and Mr. Brogdon further amended the Option Agreement to extend the last date on which the Riverchase Option may be exercised through June 22, 2014. On March 3, 2014, Hearth & Home and Mr. Brogdon further amended the Option Agreement to: (i) extend the last date on which the Riverchase Option may be exercised through June 22, 2015; and (ii) reduce the purchase price for the Riverchase Option to $1.00. See Note 20. - Subsequent Events - 2014 Brogdon Agreement.
Office Subleases and Purchase
Roswell Office Space.    From April 2011 through November 2012, the Company subletted from JRT Group Properties, LLC ("JRT") on a month-to-month basis Building 1145 of the Offices at Hembree, a condominium used by the Company as its service center and administrative offices, located in Roswell, Georgia (the "Hembree Facility"). Mr. Brogdon's son is a one-third owner of JRT. Pursuant to this sublease, the Company paid to JRT on a monthly basis base rent of approximately $10,458. The Company paid an aggregate of $115,035 in rent under this sublease in 2012. The Company also paid to unrelated third parties amounts for utilities, property taxes and building association dues with respect to the Hembree Facility.
On June 4, 2012, ADK Hembree Road Property, LLC ("ADK Hembree"), wholly owned subsidiary of the Company, entered into a Purchase Agreement with JRT to acquire the Hembree Facility. On November 30, 2012, ADK Hembree acquired the Hembree Facility from JRT pursuant to the Purchase Agreement for an aggregate purchase price of $1,083,781 and, in connection therewith, ADK Hembree issued a promissory note in favor of Fidelity Bank for a principal amount of $1,050,000.
Edwards Redeemer and Whispering Pines
In May 2011, First Commercial Bank and Brogdon Family, LLC, an entity owned and controlled by Mr. Brogdon, entered into a Purchase and Sale Agreement pursuant to which Brogdon Family, LLC has the right to acquire six skilled nursing facilities located in Oklahoma for an aggregate purchase price of $16.0 million. These facilities were Edwards Redeemer Nursing Center, Harrah Nursing Center, Northwest Nursing Center, Whispering Pines Nursing Center, McLoud Nursing Center and Meeker Nursing Center. In October 2011, Brogdon Family, LLC assigned all of its rights under the Purchase and Sale Agreement to AdCare Property Holdings, LLC, a wholly owned subsidiary of the Company, (“AdCare Holdings”). In May 2013, AdCare Holdings assigned all of its rights under the Purchase and Sale Agreement with respect to the Harrah Nursing Center, McLoud Nursing Center and Meeker Nursing Center back to Brogdon Family, LLC.

In October 2012, AdCare Holdings assigned to Edwards Redeemer Property Holdings, LLC ("Edwards Redeemer") and ER Nursing, LLC ("ER Nursing") (then both wholly owned subsidiaries of AdCare and, collectively, the "Edwards Assignees") all of its right under that certain Purchase and Sale Agreement to purchase the Edwards Redeemer Nursing Center. The Edwards Assignees agreed to assume all obligations of AdCare Holdings under the Purchase and Sale Agreement with respect to the Edwards Redeemer Nursing Center, including reimbursement for out-of-pocket costs. In connection therewith: (i) AdCare Holdings (as the owner of all of the issued and outstanding membership interests of Edward Redeemer) assigned all of its interest in Edwards Redeemer to Mr. Brogdon; and (ii) AdCare Holdings assigned to WP Nursing, LLC, an entity owned and controlled by Mr. Brogdon, all of AdCare Holding's right under the Purchase and Sale Agreement to purchase the Whispering Pines Nursing Center. WP Oklahoma Nursing, LLC agreed to assume all obligations of the Company under the Purchase and Sale Agreement with respect to the Whispering Pines Nursing Center. In connection with the assignment with respect to the Whispering Pines Nursing Center, the Company has recorded a receivable of less than $0.1 million.

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
Pursuant to the Lease, ER Nursing pays Edwards Redeemer monthly rent in an amount equal to 120% of the monthly payment of principal and interest due to the lender holding a first priority mortgage on the Edwards Redeemer Nursing Center; provided, however, that pursuant to the Operations and Indemnification Agreement, the Indemnitors will indemnify the Company for any rent expenses arising out of the lease. The lease terminates upon the Approval Date.
Harrah, McLoud and Meeker-Management Agreement

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

Effective March 1, 2014, the Company terminated the management agreements with respect to Harrah Nursing Center, McLoud Nursing Center and Mecker Nursing Center. See “Note 20 - Subsequent Events - 2014 Brogdon Agreement.”
Oklahoma Owners
Effective August 1, 2011, the Oklahoma Owners, who are controlled by Mr. Brogdon and his spouse, acquired the Oklahoma Facilities. In connection with the closing of this acquisition: (i) the Company paid closing costs on behalf of the Oklahoma Owners in the amount of $56,894 (which amount was refunded to the Company in February 2012); and (ii) AdCare Oklahoma Management, LLC, a wholly-owned subsidiary of the Company ("AdCare Oklahoma"), entered into a five-year Management Agreement with the Oklahoma Owners pursuant to which AdCare Oklahoma supervised the management of the Oklahoma facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.
In December 2012: (i) the Oklahoma Owners entered into a $1.0 million senior secured credit agreement with Gemino; and (ii) AdCare Oklahoma entered into a Management Fee Subordination Agreement pursuant to which AdCare Oklahoma agreed to subordinate its right to payment of all management fees owed to AdCare Oklahoma by the Oklahoma Owners to such credit agreement with Gemino. However, AdCare Oklahoma could continue to accept such management fees owed to it under the Management Agreements, so long as no event of default has occurred under the credit agreement entered into among the third-party lender and the Oklahoma Owners.

Effective as of March 1, 2014, the Company terminated the Management Agreements with respect to the Oklahoma Facilities. On March 3, 2014, the Company, Mr. Brogdon and entities controlled by Mr. Brogdon entered into an agreement to provide for the orderly transition of the management of the Oklahoma Facilities from the Company to a third-party. See Note 20. - Subsequent Events - 2014 Brogdon Agreement.
Red Rose Facility
In October 2011, pursuant to the terms of an Assignment of Lease and Landlord's Consent, Rose Missouri Nursing, LLC, a wholly owned subsidiary of the Company, became the tenant and operator of the Red Rose facility, a 90-bed skilled nursing facility located in Cassville, Missouri. In connection with this transaction, Mr. Brogdon and his spouse, each guaranteed the performance of the Company's obligations, including payment obligations, under the Lease. In consideration of these guaranties, the Company paid to Mr. Brogdon the amount of $25,000 as a guaranty fee.
Golden Years Manor
In January 2012, a wholly owned subsidiary of the AdCare entered into a Purchase and Sale Agreement with Gyman Properties, LLC to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor, for an aggregate purchase price of $6.5 million. Pursuant to the Purchase and Sale Agreement, the Company deposited approximately $0.3 million into escrow to be held as earnest money. In May 2012, the Company decided not to pursue the acquisition of Golden Years Manor because it determined that the facility no longer met its investment criteria. At the time of such determination, the Company was not entitled to reimbursement of its deposit under the Purchase and Sale Agreement. Subsequently, the Company assigned all of its rights under the Purchase and Sale Agreement to GL Nursing, LLC, an entity affiliated with Mr. Brogdon. In connection with such assignment, GL Nursing, LLC agreed to reimburse to the Company the deposit and all of its out-of-pocket costs relating to Golden Years Manor upon the closing of the acquisition, which occurred on May 31, 2012. The assignment provided the Company with an opportunity to recoup the deposit and out-of-pocket costs which would otherwise have been forfeited if the assignment had not occurred. As of December 31, 2013, the Company has recorded a receivable of $0.2 million in connection with the assignment. See Note 20. - Subsequent Events - 2014 Brogdon Agreement.
Airplane
Between May 2012 and August 2013, the Company had access to an airplane on a month-to-month basis from JRT. Mr. Brogdon's son is a one-third owner of JRT. Pursuant to this arrangement, the Company paid to JRT on a monthly basis base rent of $7,000. The Company paid an aggregate of $42,000 and $56,000 in rent in 2012 and 2013, respectively. The Company had the right to use the airplane with no limit on hours of usage and is responsible for all maintenance and operating costs such as inspections, fuel, pilot costs, and hanger rental. Effective August 31, 2013, this arrangement was terminated.
Consulting Agreements
In December 2012, the Company entered into a Consulting Agreement with Mr. Brogdon pursuant to which Mr. Brogdon will be compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. The Consulting Agreement terminates on December 31, 2015 and, if it is not terminated prior to December 31, 2015, will renew automatically for successive one-year terms until terminated. As compensation for his services under the Consulting Agreement, Mr. Brogdon shall receive: (i) $10,000 per month in year one; (ii) $15,000 per month in year two; and (iii) $20,000 per month in year three of the Consulting Agreement. In addition, Mr. Brogdon shall receive a success fee of $20,000 for each completed transaction; provided, however, unless approved by a majority vote of the Board of Directors of the Company, such success fees on a one-year basis shall not exceed $80,000 in year one, $120,000 in year two and $160,000 in year three of the Consulting Agreement. In addition, no success fee shall be paid for transactions involving leased facilities or transactions in which the overall consideration is less than $2,500,000. In the event the Consulting Agreement is terminated by the Company without cause, the Company shall provide severance pay to Mr. Brogdon in an amount equal to 18 months of Mr. Brogdon's maximum total compensation (including success fees). No success fee was paid to Mr. Brogdon pursuant to the Consulting Agreement in the year ended December 31, 2013.
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
Cantone
In March 2012, the Company issued an unsecured promissory note to Cantone Asset Management LLC in the principle amount of $3.5 million. In connection with the issuance of the promissory note to Cantone Asset Management LLC, the Company also issued to Cantone Asset Management LLC a warrant to purchase 300,000 shares of common stock. In April 2012, the Company issued an unsecured promissory note to Cantone Asset Management LLC in the principle amount of $1.5 million. In July 2012, the Company and Cantone Asset Management LLC refinanced these two promissory notes. The promissory notes were canceled and terminated in exchange for the issuance by the Company to Cantone Asset Management LLC of an 8% convertible subordinated note in a principle amount of $5.0 million.
In connection with the issuance of the promissory notes to Cantone Asset Management LLC in March and April of 2012, Cantone Research, Inc. agreed to provide the Company with certain consulting services for a monthly fee if the Company and Cantone Asset Management LLC (or an affiliated entity) did not agree to the terms of an additional financing arrangement pursuant to which it (or affiliated entity) would loan to the Company at least $4.0 million for a four-year term. In July 2012, the consulting agreement was revised so as to provide for a certain monthly fee payable to Cantone Research, Inc. regardless of whether the Company and Cantone Asset Management LLC agreed to an additional financing arrangement. Furthermore, under the terms of the revised consulting agreement, the Company issued to Cantone Research, Inc. 50,000 shares of common stock and a warrant to purchase 100,000shares of common stock. The Company paid to Cantone Research, Inc. $30,000 and $40,000 during 2013 and 2012, respectively, in fees pursuant to the consulting agreement.
In July 2012 and March 2011, the Company issued and sold to certain accredited investors an aggregate of $7.5 million and $4.5 million in principle amount of subordinated convertible promissory notes, respectively. In connection with the offerings, Cantone Research, Inc. acted as the exclusive agent with respect to the private placement of the notes. The Company paid to Cantone Research, Inc. $42,500 and $60,000 to act as the placement agent pursuant to the July 2012 and March 2011 offerings, respectively.
Other than the items discussed above, there are no other material undisclosed related party transactions. For purposes of the disclosure in this Note 19, note that (i)Mr. Brogdon is Vice Chairman of the Board of Directors, holds greater than 5% of the outstanding common stock and, during 2012, served as the Company's Chief Acquisition Officer ; and (ii) Cantone Asset Management LLC and Cantone Research, Inc. are affiliates of Anthony J. Cantone, who filed with the SEC in July 2013 a Form 4 reporting that he beneficially owned greater than 10% of the outstanding common stock.
NOTE 20. SUBSEQUENT EVENTS
The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.
Debt Modifications
On February 10, 2014, certain wholly-owned subsidiaries of the Company entered into a letter agreement with Gemino which modified the: (i) Northwest Credit Facility; and (ii) Gemino-Bonterra Credit Facility. The Waiver and Amendment, among other things, adjusted the required: (a) minimum fixed charge coverage ratio; (b) maximum loan turn days; (c) minimum earnings before interest, taxes, depreciation and amortization; and (d) waived certain specified defaults in existence as of the date of the Waiver and Amendment.

On March 28, 2014, the Company entered into a Fourth Amendment to Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the KeyBank Credit Facility. Pursuant to the amendment, among other things: (i) KeyBank waives the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014 such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage, and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.

2014 Brogdon Agreement
On March 3, 2014, AdCare and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014, with (i) the Oklahoma Owners, (ii) the entities owned and controlled by Mr. Brogdon which own Harrah Nursing Center, McCloud Nursing Center and Mecker Nursing Center (the “Brogdon Entities”), (iii) Christopher F. Brogdon, (iv) GL Nursing, LLC, an entity affiliated with Mr. Brogdon, and (v) Marsh Pointe Management, LLC.
On December 31, 2013, the Company notified the Brogdon Entities of its intent to terminate: (i) that certain Management Agreement, dated September 19, 2011, by and between the Company and the Oklahoma Owners with respect to the management of the Oklahoma Facilities; and (ii) those certain Management Agreements, each dated July 26, 2013, by and between the Company and each of the Brogdon Entities with respect to the management of Harrah Nursing Center, McLoud Nursing Center and Mecker Nursing Center. Pursuant to the agreement: (i) the parties agreed that the termination of the Management Agreements shall be effective as of March 1, 2014 and that the Company will no longer provide any ongoing services to the facilities; and (ii) Mr. Brogdon executed a promissory note in favor of the Company in principal amount of $523,663 which represents amounts owed as of March 1, 2014: (a) by the Oklahoma Owners and the Brogdon Entities to the Company pursuant to the Management Agreements and (b) by GL Nursing, LLC to the Company in connection with the Company’s assignment in May 2012 of its rights to acquire Golden Years Manor. The note does not bear interest and is payable in five (5) equal monthly installments commencing on September 1, 2014 and ending on December 31, 2014.
In addition, the letter agreement amends that certain Option Agreement, entered into by Mr. Brogdon and Hearth & Home, dated as of June 22, 2010 and as amended to date, to: (i) extend the Riverchase Option until June 22, 2015; and (ii) reduce the purchase price for the exercise of the Riverchase Option to $1.00. Furthermore, the letter agreement provides that, upon the closing of the sale of the Riverchase facility to an arms-length third party purchaser, regardless of whether Hearth & Home has exercised the Riverchase Option, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds shall be paid to the Company; (b) the remaining net sales proceeds shall be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under the note, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds shall be paid to the Company.
Conversion of Convertible Notes to Common Stock
Between January 2, 2014 and January 15, 2014, the Company issued to holders of the Company's subordinated convertible promissory notes dated October 31, 2010, shares of common stock upon conversion of $2.9 million of the principal amount of the notes. The conversion price was $3.73 per share for 788,828 shares.
Exercise of Warrants
Between February 19, 2014 and March 13, 2014, the Company issued to holders of the Company's warrants dated September 30, 2010, shares of common stock upon conversion of 693,761 warrants at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million.
Quail Creek - Bonds
On March 3, 2014, a certain wholly-owned subsidiary of the Company, pursuant to a certain loan agreement, repaid the outstanding bonds at par plus accrued interest in the amount of $3.1 million from funds that were deposited into a restricted defeased bonds escrow account.
Ohio Medicaid Billing
On March 7, 2014, the Company responded to a letter received from the Ohio Attorney General ("OAG") dated February 25, 2014 demanding repayment of approximately $1.0 million as settlement for alleged improper Medicaid payments related to seven Ohio facilities affiliated with the Company. The OAG alleged that the Company had submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws. The Company intends to defend itself against the claims.

Preferred Stock Dividends
On March 10, 2014, the Company declared a quarterly dividend of $0.68 per share on the Series A Preferred Stock. The dividend payment is equivalent to an annualized 10.875% per share, based on the $25.00 per share stated liquidation preference, accruing from January 1, 2013. The dividend will be paid on March 31, 2014 to holders of the Series A Preferred Stock of record on March 21, 2014.
Subordinated Convertible Notes Issued in 2014 (the “2014 Notes”)
The Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company issued and sold, on March 28, 2014 an aggregate of $6,500,000 in principal amount of the Company’s subordinated convertible promissory notes (the “2014 Notes”). The 2014 Notes bear interest at 10.0% per annum and such interest is payable quarterly in cash in arrears beginning on June 30, 2014. The 2014 Notes mature on April 30, 2015. The 2014 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.
At any time on or after the date of issuance of the 2014 Notes, the 2014 Notes are convertible at the option of the holder into shares of the common stock at an initial conversion price equal to $4.50 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events.
The Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to any 2014 Note; provided, however, that: (i) the shares of common stock issuable upon conversion of any 2014 Note which is to be so prepaid must be: (a) registered for resale under the Securities Act; or (b) otherwise sellable under Rule 144 of the Securities Act without volume limitations thereunder; and (ii) at any time after the issue date of the 2014 Notes, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 105% of the then-current conversion price.
In addition, the holders holding a majority of the outstanding principal amount with respect to all the 2014 Notes may require the Company to redeem all or any portion of the 2014 Notes upon a change of control at a redemption price equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon. Furthermore, upon a change of control, the Company may redeem all or any portion of the 2014 Notes for a redemption price equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon.
Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, entered into a Subscription Agreement with the Company pursuant to which the Company issued $1,000,000 in principal amount of the 2014 Notes. Mr. Fox is a director of Park City Offshore and a director of the Company and beneficial owner of greater than 5% of the outstanding common stock. The 2014 Note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering. For more information regarding the 2014 Note offering, see Part II, Item 9B. “Other Information - 2014 Subordinated Convertible Note Offering.” For a description of certain arrangements between the Company and Mr. Fox regarding his service as a director, see Part III, Item 10. “Directors Executive Officers and Corporate Governance. - Arrangements with Directors Regarding Election/Appointment".

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

Changes in Internal Control over Financial Reporting and Remediation

In response to the material weaknesses in the Company’s internal control over financial reporting identified by the Audit Committee’s review and inquiry discussed above and based in part on recommendations made by the Audit Committee to the Board of Directors following the completion of the Audit Committee’s review and inquiry, we implemented the changes to our internal control over financial reporting discussed below.

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

Since January 2013, the Company has hired 12 new finance and accounting personnel, including a Vice President of Facility Accounting Operations. Our new finance and accounting leadership continue to evaluate the qualifications and sufficiency of our accounting and finance department. An expanded internal audit scope was commenced and was completed prior to the Company filing its Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness described above.
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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Annual Report.
Item 9B.    Other Information
Exercise of Warrants
Between February 19, 2014 and March 13, 2014, the Company issued to holders of its warrants dated September 30, 2010, 693,761 shares of common stock upon exercise of such warrants at an exercise price of $3.57 per share. The shares of common stock issuable upon exercise of the warrants were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Company relied upon such exemption based upon the private nature of the transaction, the lack of general solicitation and representations made by each such holder regarding, among other things, the holder's sophistication and access to information about the Company.
The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million.

Bylaw Amendment
On March 27, 2014, the Board of Directors amended the Company’s Bylaws to add a new Section 2.15 which sets forth procedures which shareholders must follow in order to submit a proposal of business for a shareholder vote or to nominate a person for election to the Board of Directors at an annual or special meeting of shareholders. A summary of these procedures is set forth below and is qualified in its entirety by reference to Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc., which is set forth as Exhibit 3.7 to this Annual Report.
Shareholder Proposals (Excluding Director Nominations)
Section 2.15(a) of the Bylaws provides that no proposal for a shareholder vote (other than director nominations which are described below) shall be submitted by a shareholder (a “Shareholder Proposal”) to the Company’s shareholders unless the shareholder submitting such proposal (the “Proponent”) shall have filed a written notice which includes, among other things:

(i)
the name and business address of the Proponent (including each beneficial owner, if any, on whose behalf the Shareholder Proposal is being made) and all Persons (as defined in Section 2.15(a) of the Bylaws) acting in concert with the Proponent (or such beneficial owner), and the name and address of all of the foregoing as they appear on the Company’s books (if they so appear);

(ii)
the class and number of shares of the Company that are owned beneficially and of record by the Proponent (including each beneficial owner, if any, on whose behalf the Shareholder Proposal is being made) and the other Persons identified in clause (i);

(iii)	a description of the Shareholder Proposal containing all material information relating thereto, including the information identified in Section 2.15(a) of the Bylaws;

(iv)
a description of any agreement, arrangement or understanding with respect to the Shareholder Proposal between or among the Proponent and each beneficial owner, if any, on whose behalf the Shareholder Proposal is being made, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing;

(v)
a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of such written notice by, or on behalf of, the Proponent and each beneficial owner, if any, on whose behalf the Shareholder Proposal is being made, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, the Proponent or such beneficial owner, with respect to the Company’s securities;

(vi)
a representation that the Proponent is a holder of record of the capital stock of the Company entitled to vote at the meeting, will so remain at the time of the meeting, and intends to appear in person or by proxy at the meeting to propose such business;

(vii)
a representation whether the Proponent or any beneficial owner on whose behalf the Shareholder Proposal is being made intends or is part of a group which intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve or adopt the Shareholder Proposal or (b) otherwise to solicit proxies from shareholders in support of such Shareholder Proposal; and

(viii)
any other information relating to the Proponent and such beneficial owner, if any, required to be disclosed in a proxy statement or other filing in connection with solicitations of proxies for the Shareholder Proposal under Section 14(a) of the Exchange Act.

The notice shall also include such other information as the Board of Directors reasonably determines is necessary or appropriate to enable it and the shareholders of the Company to consider the Shareholder Proposal. The information required by clauses (ii), (iv) and (v) above must be updated by the Proponent and each beneficial owner, if any, on whose behalf the Shareholder Proposal is being submitted not later than ten days following the record date for the meeting to disclose such information as of the record date.

Director Nominations
Section 2.15(b) of the Bylaws provides that only persons who are selected and recommended by the Board of Directors or the committee of the Board of Directors designated to make nominations, or who are nominated by shareholders in accordance with the procedures set forth such section, shall be eligible for election as directors. Nominations of individuals for election to the Board of Directors at any annual meeting or any special meeting of shareholders at which directors are to be elected may be made by any shareholder of the Company entitled to vote for the election of directors at that meeting by compliance with the procedures set forth in Section 2.15(b) of the Bylaws.
Nominations by shareholders shall be made by written notice (a “Nomination Notice”), which, as to each individual nominated, shall set forth, among other things: (i) the name, age, business address and residence address of such individual, (ii) the educational background and the business experience during the past five (5) years of such nomine, including the information identified in Section 2.15(b) of the Bylaws, (iii) whether the nominee is or has ever been at any time a director, officer or owner of five percent (5%) or more of any class of capital stock, partnership interests or other equity interest of any corporation, partnership or other entity, (iv) any directorships held by such nominee in any public reporting company or any company registered as an investment company under the Investment Company Act of 1940, (v) whether such nominee has ever been convicted in a criminal proceeding or has ever been subject to a judgment, order, finding or decree in the proceedings described in Section 2.15(b) of the Bylaws, (vi) information regarding whether such nominee is subject to any disqualifications described in Rule 506(d)(1)(i) to (vii) under the Securities Act; (vii) any other information relating to such nominee that is required to be disclosed in solicitations of proxies for election of directors in an election contest pursuant to Section 14(a) of the Exchange Act, (viii) a written statement from the shareholder making the recommendation stating why such recommended candidate meets the criteria and would be able to fulfill the duties of a director, and (ix) a written representation and agreement that (a) such nominee is not and will not become a party to (1) any agreement, arrangement or understanding with any person or entity as to how such nominee, if elected as a director of the Company, will act or vote on any issue or question (a “Voting Commitment”) that has not been disclosed to the Company or (2) any Voting Commitment that could limit or interfere with such nominee’s ability to comply, if elected as a director of the Company, with such nominee’s fiduciary duties under applicable law, (b) such nominee is not and will not become a party to any agreement, arrangement or understanding with any person or entity other than the Company with respect to any direct or indirect compensation, reimbursement or indemnification in connection with service or action as a director that has not been disclosed therein, and (c) such nominee, in such nominee’s individual capacity and on behalf of any person or entity on whose behalf the nomination is being made, would be in compliance, if elected as a director of the Company, and will comply, with all applicable corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of the Company.
In addition, the Nomination Notice shall set forth, as to the Person submitting the Nomination Notice, each beneficial owner, if any, on whose behalf the nomination is made and any Person acting in concert with such Persons, among other things: (i) the name and business address of such Person, (ii) the name and address of each such Person as they appear on the Company’s books (if they so appear), (iii) the class and number of shares of the Company that are owned beneficially and of record by each such Person, (iv) a description of any agreement, arrangement or understanding with respect to the nomination between or among such Persons, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing, (v) a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of such written notice by, or on behalf of, each such Person, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, each such Person, with respect to securities of the Company, (vi) a representation that the Person submitting the Nomination Notice is a holder of record of stock of the Company entitled to vote at such meeting, will so remain at the time of such meeting, and intends to appear in person or by proxy at the meeting to make such nomination, (vii) a representation whether any such Person intends or is part of a group which intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to elect each nominee or (b) otherwise to solicit proxies from shareholders in support of such nomination, and (viii) any other information relating to such shareholder and such beneficial owner, if any, required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors in an election contest pursuant to Section 14(a) of the Exchange Act.
The information required by clauses (iii), (iv) and (v) above shall be updated by the Person delivering such Nomination Notice and each beneficial owner, if any, on whose behalf the Nomination Notice is being submitted not later than ten days after the record date for the meeting to disclose such information as of the record date. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility or qualification of such proposed nominee to serve as a director of the Company. A written consent to being named in a proxy statement as a nominee, and to serve as a director if elected, signed by each nominee, shall be filed with any Nomination Notice.

Deadlines for Nomination Notices and Shareholder Proposals
Nomination Notices and Shareholder Proposals in connection with an annual meeting shall be delivered to the Company’s Secretary at the Company’s principal executive office not less than 90 nor more than 120 calendar days before the first anniversary of the date of the Company’s notice of annual meeting sent to shareholders in connection with the previous year’s annual meeting; provided that if no annual meeting was held in the previous year, or the date of the annual meeting has been established to be more than 30 calendar days earlier than, or 60 calendar days after, the anniversary of the previous year’s annual meeting, notice by a shareholder, to be timely, must be so received not later than (i) the 90th day prior to the annual meeting or (ii) if later, the close of business on the 10th day following the day on which public announcement is first made of the date of the annual meeting. Nomination Notices in connection with a special meeting at which directors are to be elected shall be delivered to the Company’s Secretary at the Company’s principal executive office not later than the close of business on (i) the 90th prior to such special meeting or (ii) if later, the 10th day following the day on which public announcement is first made of the date of the special meeting and of the fact that directors are to be elected at such meeting. Shareholder Proposals in connection with a special meeting called by the Proponent in accordance with Section 2.02 of the Bylaws shall be included in the written requests delivered pursuant to such section. In no event shall the public announcement of an adjournment or postponement of an annual or special meeting commence a new time period (or extend any time period) for the giving of a shareholder’s notice as described above.
2014 Subordinated Convertible Note Offering
The Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company issued and sold, on March 28, 2014, an aggregate of $6,500,000 in principal amount of the Company’s subordinated convertible notes. The 2014 Notes bear interest at 10.0% per annum and such interest is payable quarterly in cash in arrears beginning on June 30, 2014. The 2014 Notes mature on April 30, 2015. The 2014 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.
At any time on or after the date of issuance of the 2014 Notes, the 2014 Notes are convertible at the option of the holder into shares of common stock at an initial conversion price equal to $4.50 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events.
The Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to any 2014 Note; provided, however, that: (i) the shares of common stock issuable upon conversion of any 2014 Note which is to be so prepaid must be: (a) registered for resale under the Securities Act; or (b) otherwise sellable under Rule 144 of the Securities Act without volume limitations thereunder; and (ii) at any time after the issue date of the 2014 Notes, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 105% of the then-current conversion price.
The holders holding a majority of the outstanding principal amount with respect to all the 2014 Notes may require the Company to redeem all or any portion of the 2014 Notes upon a change of control for a redemption price equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon. In addition, upon a change of control, the Company may redeem all or any portion of the 2014 Notes for a redemption price equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon.
During the existence and continuance of an event of default under a 2014 Note, the outstanding principal amount of such 2014 Note shall incur interest at a rate of 14% per annum, and the holder of such 2014 Note may require the Company to redeem all or any portion of such 2014 Note at a redemption price in cash equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon. An “event of default,” with respect to a 2014 Note includes: (i) the Company’s failure to pay to the holder of such 2014 Note any amount of principal or interest by the 7th business day following the date when due under such 2014 Note; and (ii) specific events of bankruptcy, insolvency, reorganization or liquidation.
In connection with the issuance of the 2014 Notes, the Company entered into a Registration Rights Agreement with the holders thereof pursuant to which the Company has agreed to file, within 75 days after the issuance of the 2014 Notes, a registration statement with the SEC to register the resale of the shares of common stock issuable upon conversion of the 2014 Notes and to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after filing.
The 2014 Notes were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Rule 506(b) of Regulation D promulgated pursuant to Section 4(a)(2) of the Securities Act. The Company based such reliance upon representations made by each buyer to the Company regarding lack of general solicitation and such buyer’s investment intent, sophistication and status as an “accredited investor,” as defined in Regulation D, among other things.

In connection with the offer and sale of the 2014 Notes, the Company will issue to the placement agent as partial consideration for its services in the offering a five-year warrant to purchase 53,333 shares of common stock at an exercise price per share equal to $4.50 per share. The warrant issuable to the placement agent will be issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Rule 506(b) of Regulation D promulgated pursuant to Section 4(a)(2) of the Securities Act. The Company is basing such reliance upon representations made by the placement agent to the Company regarding lack of general solicitation and the placement agent’s investment intent, sophistication and status as an “accredited investor,” as defined in Regulation D, among other things.

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
The charters for the Compensation Committee and the Audit Committee are available in the corporate governance subsection of the investors section of our website, www.adcarehealth.com, and are also available in print upon written request to the Corporate Secretary, AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.
Item 10.    Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position	Expiration of Term as a Director
David A. Tenwick	76	Director, Chairman of the Board	2015
Christopher Brogdon	65	Director, Vice-Chairman	2016
Boyd P. Gentry	55	Director, President and Chief Executive Officer	2014
Michael J. Fox	36	Director	2014
Peter J. Hackett	76	Director	2016
Philip S. Radcliffe	76	Director	2015
Laurence E. Sturtz	71	Director	2016
Ronald W. Fleming	55	Senior Vice President and Chief Financial Officer	N/A
David Rubenstein	47	Chief Operating Officer	N/A

Directors are elected at the annual meeting of shareholders and hold office for a term of three (3) years or until their successors have been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors, subject to applicable employment agreements. See Part III, "Item 11. Executive Compensation—Employment Agreements."
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
Christopher Brogdon.    Mr. Brogdon has served as a director since September 2009. Mr. Brogdon currently serves as the Company's Vice-Chairman. Previously, Mr. Brogdon served as the Company's Chief Acquisitions Officer from September 2009 through December 2012. Mr. Brogdon has been primarily responsible for directing the Company's acquisition strategy. Mr. Brogdon brings to AdCare more than 20 years of experience in the nursing home, assisted living and retirement community. Mr. Brogdon currently also serves as a director and President of Global Healthcare REIT, Inc., which owns skilled nursing facilities which are leased to third party operators and which is a reporting company under the Exchange Act. Since 1998, Mr. Brogdon has owned and operated Brogdon Family LLC which owns and operates nursing homes, assisted living facilities and restaurants. Mr. Brogdon previously served as Chairman of the Board of NYSE-listed Retirement Care Associates and Chairman of the Board of NASDAQ-listed Contour Medical. Mr. Brogdon's extensive background with public companies and his experience in nursing home development, acquisitions and mergers as well as his experience in financing those activities provides experience the Board of Directors considers valuable.

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
Michael J. Fox.    Mr. Fox has served as a director since October 2013. Mr. Fox is the Chief Executive Officer of Park City Capital, LLC ("Park City"), an equity hedge fund he founded in June 2008. From 2000 to 2008, Mr. Fox worked at J.P. Morgan Securities, where he served as a Senior Analyst and Vice President. In this position, Mr. Fox served as the head of JPMorgan's Business Services Equity Research Group that covered 16 companies, including commercial real estate services, construction services, uniform rental services and staffing services. Mr. Fox received his Bachelor of Business Administration (BBA) degree from Texas Christian University. Mr. Fox's expertise and background in the financial and equity markets and his involvement in researching the commercial real estate industry provide experience that the Board of Directors considers valuable.
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

Ronald W. Fleming.    Mr. Fleming has more than 26 years of experience in finance and was appointed to serve as the Company's Senior Vice President and Chief Financial Officer in May 2013. From 2001 until May 2013, Mr. Fleming served as Chief Financial Officer of Georgia Cancer Specialists I, P.C., where he was responsible for the financial reporting and oversight of the privately-held healthcare services company. Mr. Fleming was employed by Mariner Post-Acute Network, Inc., a publicly held long-term health care services provider from 1989 to 2000 and served as its Vice President, Controller and Chief Accounting Officer from 1996-2000. Mr. Fleming holds a B.S. in Accounting from Ball State University and is a Certified Public Accountant.
David Rubenstein.    Mr. Rubenstein has more than 24 years of experience in long-term care facility management and was appointed to serve as the Company's Executive Vice President and Chief Operating Officer in December 2011. From March 2010 until December 2011, Mr. Rubenstein served as Chief Executive Officer of LaVie Management Services, where he was responsible for the management of operations of the skilled nursing facility company. From January 2009 to March 2010, Mr. Rubenstein was the Chief Executive Officer of Coastal Administrative Services as well as the Executive Vice President of Strategy and Support for Genoa Healthcare, where he was responsible for oversight of information technology, accounting and reimbursement issues for the skilled nursing facility companies. From January 2006 to December 2008, Mr. Rubenstein served as the Chief Development Officer for Genoa Healthcare Consulting, where he oversaw the acquisition and divestiture of skilled nursing facilities. Mr. Rubenstein holds a B.S. in Accounting from the University of Rhode Island.
Arrangements with Directors Regarding Election/Appointment
On October 1, 2013, we entered into a letter agreement (the “Fox Agreement”) with Park City and Mr. Fox. Pursuant to the Fox Agreement, effective October 1, 2013, the Board of Directors increased the size of the Board of Directors from nine to ten members and appointed Mr. Fox as a director of the Company to fill the vacancy created thereby for a term that expired at the 2013 Annual Meeting of Shareholders. We also agreed: (i) to include Mr. Fox in our slate of nominees for election as a Class I director at the 2013 Annual Meeting of Shareholders held on December 12, 2013 to hold office until the 2014 Annual Meeting of Shareholders; and (ii) to use our reasonable best efforts to cause the re-election of Mr. Fox to the Board of Directors as a Class I director at the 2013 Annual Meeting of Shareholders.
Pursuant to the Fox Agreement, for so long as Mr. Fox serves on the Board of Directors as a nominee of the Board of Directors, Park City shall take such action as may be required so that all of the capital stock of the Company which is entitled to vote generally in the election of directors (the “Voting Securities”) and is beneficially owned by Park City, or any person who, within the meaning of Rule 12b-2 under the Exchange Act, is “controlling,” “controlled by” or “under common control with” Park City (the “Park City Group”), is voted in favor of each of the Board of Directors' nominees to the Board of Directors at any and all meetings of our shareholders or at any adjournment or postponement thereof or in any other circumstance in connection with which a vote, consent or other approval of holders of Voting Securities is sought with respect to the election of any nominee to the Board of Directors.
In addition, for so long as Mr. Fox serves on the Board of Directors as a nominee of the Board of Directors, Park City will not do or agree or commit to do (or encourage any other person to do or agree or commit to do) and will not permit any member of the Park City Group or any affiliate or associate thereof to do or agree or commit to do (or encourage any other person to do or agree or commit to do) any of the following:
(i)  solicit proxies or written consents of shareholders with respect to any Voting Securities, or make, or in any way participate in, any solicitation of any proxy to vote any Voting Securities (other than as conducted by us), or become a participant in any election contest with respect to us;
(ii)  seek to call, or request the call of, a special meeting of shareholders or seek to make, or make, any shareholder proposal at any meeting of shareholders that has not first been approved in writing by the Board of Directors;
(iii)  make any request or seek to obtain, in any fashion that would require public disclosure by us, Park City or their respective affiliates, any waiver or amendment of any provision of the Fox Agreement or take any action restricted thereby; and
(vi)  except as permitted by the Fox Agreement, make or cause to be made any statement or announcement that constitutes an ad hominem attack on us or our officers or directors in any document or report filed with or furnished to the SEC or any other governmental agency or in any press release or other publicly available format.
Furthermore, pursuant to the Fox Agreement, for so long as Mr. Fox serves on the Board of Directors as a nominee of the Board of Directors, Mr. Fox agrees to comply with all applicable policies and guidelines of the Company and, consistent with his fiduciary duties and his obligations of confidentiality as a member of the Board of Directors, to refrain from communicating to anyone any nonpublic information about us that he learns in his capacity as a member of the Board of Directors (which agreement shall remain in effect after Mr. Fox leaves the Board of Directors). Notwithstanding the foregoing, Mr. Fox may communicate such information to any member of the Park City Group who agrees to be bound by the same confidentiality restrictions applicable to Mr. Fox, provided that Mr. Fox shall be liable for any breach of such confidentiality by any such member. In addition, Mr. Fox has confirmed that each of the other members of the Park City Group has agreed not to trade in any of our securities while in possession of any nonpublic material information about us if and to the extent doing so would be in violation of applicable law or, without the prior written approval of the Board of Directors, to trade in any of our securities during any blackout period imposed by us.
Audit Committee of the Board of Directors
The Company has a separately designated Audit Committee which was established in accordance with Section 3(e)(58)(A) of the Exchange Act. The Audit Committee has the responsibility of reviewing our financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. The Audit Committee also approves the appointment of the independent registered public accounting firm for the next fiscal year, approves the services to be provided by such firm and the fees for such services, reviews and approves the audit plans, reviews and reports upon various matters affecting the independence of the independent registered public accounting firm and reviews with it the results of the audit and management's responses.
The Audit Committee was established in 1995, and its charter was adopted in December 2005. The Audit Committee is comprised of Messrs. Hackett, Radcliffe and Sturtz, each of whom is considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE MKT listing standards and the rules of the SEC. The Board of Directors has designated Peter J. Hackett as Chairman of the Audit Committee and has determined that Mr. Hackett is an "audit committee financial expert" as defined by Item 407 of Regulation S-K of the Exchange Act.
Shareholder Nominations
On March 27, 2014, the Board of Directors adopted an amendment to the Company’s Bylaws to include procedures which shareholders must follow in order to submit a proposal of business for a shareholder vote or nominate a person for election to the Board of Directors at an annual or special meeting of shareholders. See “Bylaw Amendment” in Part II, Item 9B., “Other Information” of this Annual Report for a description of these procedures.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the "Reporting Persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements during fiscal 2013 except that: (i) Mr. Fleming filed one late report with one late transaction; and (ii) Mr. Fox filed one Form 3 late.
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

Item 11.    Executive Compensation.
Summary Compensation Table
The following table sets forth the compensation paid to, earned by, or accrued for our principal executive officer and our other most highly compensated executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2013 (collectively, our "named executive officers"):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(A)	(B)	(C)	(D)	(E)		(F)		(G)	(H)	(I)		(J)
Boyd Gentry, President and Chief Executive Officer (principal executive officer)	2013	$447,917	$—	$—		$379,820	(2)	$—	$—	$6,825	(3)	$834,562
	2012	$408,043	$50,000	$100,800	(4)	$227,080	(5)	$—	$—	$3,595	(6)	$789,518
David Rubenstein, Chief Operating Officer	2013	$325,000	$25,000	$—		$25,000	(7)	$—	$—	$1,080	(8)	$376,080
	2012	$297,678	$—	$—		$—		$—	$—	$—		$297,678
Ronald W. Fleming, Chief Financial Officer	2013	$163,146	$80,000	$130,200	(9)	$233,907	(10)	$—	$—	$1,686	(11)	$608,939
	2012	$—	$—	$—		$—		$—	$—	$—		$—

(1)
The amounts set forth in Columns (E) and (F) reflect the full aggregate grant date fair value of the awards. See Note 13 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data," for a description of the assumptions used to determine fair value.

(2)
Represents: (i) an option to purchase 125,000 shares of common stock with an exercise price of $4.90 per share, which vest as follows: 41,662 shares on 1/2/2014, 41,663 shares on 1/2/2015, and 41,675 shares on 1/2/2016; and (ii) an option granted pursuant to the Cash Compensation Reduction Program described in "-Directors Compensation in respect of 2014 compensation to purchase 27,778 shares of common stock with an exercise price of $4.06 per share, which vests 1/12 during each month of the year ending December 31, 2014.

(3)	Represents: (i) matching contributions to the Company's 401(k) plan for Mr. Gentry in the amount of $4,479, and (ii) group term life insurance paid for Mr. Gentry in the amount of $2,346.

(4)
Represents an award of 30,000 shares of restricted common stock, granted on June 1, 2012, which award vests three years after the date of grant. The award was adjusted to represent 31,500 shares of common stock as a result of a 5% stock dividend paid in 2012.

(5)
Represents an option to purchase 125,000 shares of common stock with an exercise price of $3.93 per share which vests on the following schedule: 41,662 shares on 11/16/2013, 41,663 shares on 11/16/2014, and 41,675 shares on 11/16/2015.

(6)	Includes matching contributions to the Company's 401(k) plan for Mr. Gentry in the amount of $3,595.

(7)
Represents an option granted pursuant to the Cash Compensation Reduction Program in respect of 2014 compensation to purchase 13,889 shares of common stock with an exercise price of $4.06 per share, which vests 1/12 during each month of the year ending December 31, 2014.

(8)	Represents group term life insurance paid for Mr. Rubenstein in the amount of $1,080.

(9)
Represents an award of 30,000 shares of restricted common stock, granted pursuant to Mr. Fleming's employment agreement with the Company on December 23, 2013, which award vests as follows: 10,000 shares on 5/15/2014, 10,000 shares on 5/15/2015, and 10,000 shares on 5/15/2016.

(10)
Represents: (i) a warrant to purchase 70,000 shares of common stock with an exercise price of $5.90 per share, which vest as follows: 23,333 shares on 5/15/2014, 23,333 shares on 5/15/2015, and 23,334 shares on 5/15/2016; and (ii) an option granted pursuant to the Cash Compensation Reduction Program in respect of 2014 compensation to purchase 11,111 shares of common stock with an exercise price of $4.06 per share, which vests 1/12 during each month of the year ending December 31, 2014.

(11)	Represents group term life insurance paid for Mr. Fleming in the amount of $1,686.

Employment Agreements
We have entered into employment agreements with each of Messrs. Gentry, Rubenstein and Fleming. In addition, each of Messrs. Gentry, Rubenstein and Fleming have agreed to participate in the Cash Compensation Reduction Program (as described in "-Directors Compensation ). Pursuant to the Cash Compensation Reduction Program, Messrs. Gentry, Rubenstein and Fleming have agreed to accept options to purchase common stock granted pursuant to the 2011 Stock Incentive Plan in lieu of cash compensation otherwise payable to them under their employment agreements in the amounts of $50,000, $25,000 and $20,000, respectively. Similar to the options granted to directors in the Cash Compensation Reduction Program, the options granted to Messrs. Gentry, Rubenstein and Fleming: (i) will be granted on November 12th of each year in respect of compensation for the following calendar year; (ii) will have an exercise price equal to the fair market value (as defined in the 2011 Stock Incentive Plan) of the common stock on the date of grant; (iii) will vest with respect to 1/12 of the underlying shares of common stock on the last day of each month of the following calendar year, with vesting to be accelerated upon a change of control (as defined in the 2011 Stock Incentive Plan) as provided for in the 2011 Stock Incentive Plan; and (iv) will have a value equal to the amount of cash compensation such option is intended to replace in respect of compensation for the following calendar year, with such value to be determined as of the date of grant and in accordance with the Black-Scholes-Merton option-pricing model. The participation of Messrs. Gentry, Rubenstein and Fleming in the Cash Compensation Reduction Program will cease upon a change of control (as defined in their respective employment agreements). Their participation in the Cash Compensation Reduction Program does not reduce or increase their salary for purposes of calculating any post-termination, change in control or severance payments, or any other payments or benefits calculated based upon salary, otherwise payable to them pursuant to their respective employment agreement. The Cash Compensation Reduction Program is applicable commencing with compensation payable in respect of the year ending December 31, 2014.
Boyd P. Gentry.    We have entered into an Employment Agreement with Mr. Gentry (the “Gentry Agreement”). The terms of the Gentry Agreement provide for an initial annual salary of $300,000 per year, subject to annual review by the Compensation Committee thereafter. Pursuant to such review: (i) from January 1, 2012 through July 1, 2012, Mr. Gentry received an annual salary of $330,000; (ii) from July 1, 2012 through December 31, 2012, Mr. Gentry received an annual salary of $400,000; and (iii) effective January 1, 2013, Mr. Gentry receives an annual salary of $450,000. Pursuant to the Cash Compensation Reduction Program and commencing with compensation payable in respect of the year ending December 31, 2014, Mr. Gentry has agreed to accept $50,000 of his salary payable in options to purchase common stock pursuant to the 2011 Stock Incentive Plan in lieu of cash compensation otherwise payable to him as discussed above. The Gentry Agreement also includes an annual performance bonus of up to 100% of the annual salary based on standards to be established by the Compensation Committee.
Pursuant to the Gentry Agreement, Mr. Gentry also received equity compensation in the form of a warrant to purchase 250,000 shares of common stock, with an exercise price equal to $4.13 per share. As a result of certain anti-dilution adjustments, the warrant currently represents the right to purchase 275,626 shares of common stock at an exercise price of $3.75. The warrant vested as to one-third of the underlying shares on each of January 10, 2011, January 9, 2012 and January 9, 2013. If Mr. Gentry resigns his employment for “good reason” or the Company terminates Mr. Gentry’s employment without “cause,” then Mr. Gentry shall be entitled to severance pay in an amount equal to two (2) times the sum of his annual salary plus target bonus, payable in substantially equal installments at least monthly for a period of twenty-four (24) months after his termination date (the “Gentry Initial Severance Period”), plus if such termination occurs within three (3) months before or twenty-four (24) months after the occurrence of a change in control, then Mr. Gentry is entitled to an additional payment equal to the sum of his annual salary plus target bonus, payable at least monthly in substantially equal installments over a period not to exceed twelve (12) months, which period shall begin immediately after the expiration of the Gentry Initial Severance Period. Notwithstanding the foregoing, if Mr. Gentry resigns his employment for any reason upon or within three (3) months after the occurrence of a “change in control,” Mr. Gentry shall be entitled to receive severance pay (in lieu of the severance pay described in the immediately preceding sentence) in an amount equal to three (3) times the sum of annual salary plus target bonus, payable in substantially equal installments at least monthly for thirty-six (36) months after the termination date. For the period for which severance pay is paid (the “Gentry Severance Period”), Mr. Gentry and his family are entitled to continue to be covered under all employee benefit plans of the Company under which executive officers of the Company are covered and at the same cost and under the same terms and conditions as apply to executive officers; provided, however, if the Company is prohibited by applicable law or its insurer from covering Mr. Gentry under any such plan, then the Company is required to pay Mr. Gentry an amount each month during the Gentry Severance Period equal to the Company’s cost of coverage for similarly situated executive officers. For definitions of “cause,” “good reason” and “change of control” see "-Employment Agreements-Applicable Terms.”
David Rubenstein. We have entered into an Employment Agreement with Mr. Rubenstein (the “Rubenstein Agreement”). The terms of the Rubenstein Agreement include an annual salary of $300,000 per year which increased to $325,000 effective June 30, 2012, an annual performance bonus of up to 75% of the annual salary based on standards to be established by the Compensation Committee and a one-time signing bonus of $150,000. Pursuant to the Cash Compensation Reduction Program and commencing with compensation payable in respect of the year ending December 31, 2014, Mr. Rubenstein has agreed to accept $25,000 of his annual salary payable in options to purchase common stock pursuant to the 2011 Stock Incentive Plan in lieu of cash compensation otherwise payable to him as described above. Pursuant to the Rubenstein Agreement, on December 19, 2011, Mr. Rubenstein received equity compensation in the form of: (i) a warrant to purchase 100,000 shares of common stock, with an exercise price equal to $4.13 per share, which warrant vests as to one-third of the underlying shares on each of the three subsequent anniversaries of the grant date; and (ii) a warrant to purchase 100,000 shares of common stock, with an exercise price equal to $4.97 per share, which warrant vests as to one-third of the underlying shares on each of the second, third and fourth anniversaries of the grant date. As a result of such anti-dilution adjustments, the warrants now represent the right to purchase: (i) 105,000 shares at an exercise price of $3.93 per share; and (ii) 105,000 shares at an exercise price of $4.58 per share. In the event Mr. Rubenstein resigns for a “good reason” or a “change in control” occurs while Mr. Rubenstein is employed by the Company, the warrants immediately become 100% vested.
If, after a minimum of six (6) months of continuous employment with the Company Mr. Rubenstein resigns his employment for “good reason” or the Company terminates Mr. Rubenstein’s employment without “cause” (other than due to his disability), then Mr. Rubenstein shall receive the severance pay and benefits hereafter provided. The severance pay shall be an amount equal to one (1) times the sum of his annual salary payable in substantially equal installments at least monthly for a period of twelve (12) months after his termination date (the “Rubenstein Initial Severance Period”), plus if such termination occurs within three (3) months before or twenty-four (24) months after the occurrence of a change in control of the Company, then Mr. Rubenstein is entitled to an additional one-half (½) times the sum of his annual salary and target bonus, payable in substantially equal installments at least monthly for a period six (6) months, which period shall begin immediately after the expiration of the Rubenstein Initial Severance Period. For the period for which severance pay is paid (the “Rubenstein Severance Period”), Mr. Rubenstein and his family are entitled to continue to be covered under all employee benefit plans of the Company under which executive officers of the Company are covered and at the same cost and under the same terms and conditions as apply to executive officers; provided, however, if the Company is prohibited by applicable law or its insurer from covering Mr. Rubenstein under any such plan, then the Company shall pay to Mr. Rubenstein an amount each month during the Rubenstein Severance Period equal to the Company’s cost of coverage for similarly situated executive officers. For definitions of “cause,” “good reason” and “change of control” see “-Employment Agreements-Applicable Terms.”
Ronald W. Fleming. We have entered into an Employment Agreement with Mr. Fleming, effective May 15, 2013 and amended as of December 11, 2013 (the “Fleming Agreement”). The terms of the Fleming Agreement include an annual base salary of $270,000 per year, to be subject to review on an annual basis thereafter, and an annual bonus with a target amount equal to at least 75% of the annual salary (provided, however, that the bonus paid for 2013 will be based on the salary actually paid during 2013 and shall not be less than $80,000), based on reasonably expected performance. Pursuant to the Cash Compensation Reduction Program and commencing with compensation payable in respect of the year ending December 31, 2014, Mr. Fleming has agreed to accept $20,000 of his salary payable in options to purchase common stock pursuant to the 2011 Stock Incentive Plan in lieu of cash compensation otherwise payable to him as described above. Pursuant to the Fleming Agreement: (i) on May 15, 2013, Mr. Fleming received equity compensation in the form of a warrant to purchase 70,000 shares of common stock, with an exercise price equal to $5.90 per share, which vests as to one-third of the underlying shares on each of the three subsequent anniversaries of the grant date; and (ii) on December 23, 2013, Mr. Fleming received 30,000 shares of restricted common stock, which vest as to one-third of the shares on each of May 15, 2014, May 15, 2015 and May 15, 2016.
In the event Mr. Fleming resigns for “good reason” or a “change in control” occurs while Mr. Fleming is employed by the Company, the warrants and the restricted stock immediately become 100% vested. If, after a minimum of six (6) months of continuous employment with the Company Mr. Fleming resigns his employment for “good reason” or the Company terminates Mr. Fleming’s employment without “cause” (other than due to his disability), then Mr. Fleming shall receive severance pay in the form of salary continuation, payable in substantially equal installments at least monthly for a period of twelve (12) months after his termination, plus if such termination occurs within three (3) months before or twenty-four (24) months after the occurrence of a change in control of the Company, then Mr. Fleming is entitled to severance pay in the form of salary continuation, payable in substantially equal installments at least monthly for a period of eighteen (18) months after his termination date, plus an additional sum equal to one-half (½) his target bonus, payable in substantially equal installments at least monthly for a period six (6) months, which period shall begin twelve (12) months following his termination date. For the period for which severance pay is paid (the “Fleming Severance Period”), Mr. Fleming and his family are entitled to continue to be covered under all employee benefit plans of the Company under which executive officers of the Company are covered and at the same cost and under the same terms and conditions as apply to executive officers; provided, however, if the Company is prohibited by applicable law or its insurer from covering Mr. Fleming under any such plan, then the Company shall pay to Mr. Fleming an amount each month during the Fleming Severance Period equal to the Company’s cost of coverage for similarly situated executive officers. For definitions of “cause,” “good reason” and “change of control” see “-Employment Agreements-Applicable Terms.”
Applicable Terms. For purposes of each of the Gentry Agreement, Rubenstein Agreement and Fleming Agreement the term resignation for “good reason” means the officer’s resignation within ninety (90) days following the Company’s failure to cure a material breach of the agreement within thirty (30) days after the officer gives the Company written notice of such breach within ninety (90) days of the occurrence of such breach. For the purposes of each of the Gentry Agreement, the Rubenstein Agreement, the Fleming Agreement and the Consulting Agreement with Mr. Brogdon (See “¯ Director Compensation - Brogdon Consulting Agreement”), the term “cause” means the officer’s fraud, dishonesty, willful misconduct, or gross negligence in his performance of his duties, or the individual’s conviction for a crime of moral turpitude, or material breach by the individual of the agreement which the individual fails to cure within thirty (30) days after the Company gives the officer written notice of such breach. For purposes of each of the Gentry Agreement, the Rubenstein Agreement, the Fleming Agreement and the Consulting Agreement with Mr. Brogdon, the term “change in control” means one or more sales or dispositions, within a twelve (12) month period, of assets representing a majority of the value of the assets of the Company or the acquisition (whether by purchase or through a merger or otherwise) of common stock of the Company immediately following which the holders of common stock of the Company immediately prior to such acquisition cease to own directly or indirectly common stock of the Company or its legal successor representing more than 50% of the voting power of the common stock of the Company or its legal successor.
Stock Incentive Plans
At our 2011 Annual Meeting of Shareholders held on June 3, 2011, the shareholders adopted the 2011 Stock Incentive Plan. The 2011 Stock Incentive Plan is intended to further the growth and profitability of our Company by providing increased incentives to encourage share ownership on the part of key employees, officers, directors, consultants and advisors who render services to us and any future parent or subsidiary of ours, including our named executive officers. The 2011 Stock Incentive Plan permits the granting of stock options and restricted stock awards (collectively, “Awards”) to eligible participants. At our 2012 Annual Meeting of Shareholders held on June 1, 2012, the shareholders adopted an amendment to the 2011 Stock Incentive Plan that increased the maximum number of shares of Company stock that may be granted under the 2011 Stock Incentive Plan from 1,000,000 to an aggregate of 2,000,000 shares. Subject to the terms of the 2011 Stock Incentive Plan, the Compensation Committee has the sole discretion to determine the persons who will be granted Awards under the 2011 Stock Incentive Plan and the terms and conditions of such Awards, and to construe and interpret the 2011 Stock Incentive Plan. The Compensation Committee is also responsible for making adjustments in outstanding Awards, the shares available for Awards, and the numerical limitations for Awards to reflect transactions such as stock splits and dividends. The Compensation Committee may delegate its authority to one or more directors or officers; provided, however, that the Committee may not delegate its authority and powers: (i) with respect to Section 16 reporting persons; or (ii) in any way which would jeopardize the 2011 Stock Incentive Plan’s qualifying under Section 162(m) of the Internal Revenue Code of 1986 or Rule 16b-3 promulgated under the Exchange Act. The 2011 Stock Incentive Plan allows for the exercise of options through cash, or with the consent of the Compensation Committee: (1) by tendering previously acquired shares; (2) by tendering a full recourse promissory note of the optionee; (3) through a cashless exercise without the payment of cash by reducing the number of shares of common stock that would be obtainable upon the exercise of the option; (4) through a brokerage transaction; or (5) through any combination of the foregoing. The 2011 Stock Incentive Plan provides the issuance of both incentive stock options and nonqualified stock options.
Retirement Programs
Our retirement programs are designed to facilitate the retirement of employees, including our named executive officers, who have performed for us over the long term. We currently maintain a 401(k) plan with a match of 50% of the first 2% of an employee’s contribution as well as non-qualified employee stock purchase program. The terms of these plans are essentially the same for all employees. Our named executive officers participate in the plans on the same basis as all other employees. We do not provide our named executive officers any special retirement benefits.

Outstanding Equity Awards at Fiscal Year-End Table
The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2013:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTIONS/WARRANTS AWARDS					STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Stock that is Not Vested	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Boyd Gentry(1) President, Chief Executive Officer	275,625	—	—	$3.75	1/10/2021	—	—	—	—
	41,662	83,338	—	$3.93	11/16/2022	—	—	—	—
	—	125,000	—	$4.90	1/2/2023	—	—	—	—
	—	27,778	—	$4.06	11/12/2023	—	—	—	—
	—	—	—	$—	—	—	—	31,500	$135,450
David Rubenstein(2), Chief Operating Officer	69,993	35,007	—	$3.93	12/19/2021	—	—	—	—
	34,996	70,004	—	$4.58	12/19/2021	—	—	—	—
	—	13,889	—	$4.06	11/12/2023	—	—	—	—
Ronald W. Fleming(3), Chief Financial Officer	—	70,000	—	$5.90	5/15/2023	—	—	—	—
	—	11,111	—	$4.06	11/12/2023	—	—	—	—
	—	—	—	$—	—	—	—	30,000	$129,000

(1)
Options vest on the following schedule: 41,663 shares on 11/16/2014 and 41,675 shares on 11/16/2015; 41,662 shares on 1/2/2014, 41,663 shares on 1/2/2015, and 41,675 shares on 1/2/2016; 27,778 shares vest 1/12 each month during the year ending December 31, 2014; 31,500 restricted shares vest on 6/1/2015.

(2)	Warrants vest on the following schedule: 70,004 shares on 12/16/2014, and 35,007 shares on 12/19/2015; 13,889 shares vest 1/12 each month during the year ending December 31, 2014.

(3)
Warrants vest on the following schedule: 23,331 shares on 5/15/2014, and 23,331 shares on 5/15/2015, 23,338 shares on 5/15/2016; 11,111 shares vest 1/12 each month during the year ending December 31, 2014; restricted shares vest on the following schedule: 10,000 shares on 5/15/2014, 10,000 shares on 5/15/2015, and 10,000 shares on 5/15/2016.

Director Compensation
Director Compensation and Reimbursement Arrangements
Effective July 1, 2012, our independent directors are paid $6,000 per month plus an additional (i) $1,500 per month if serving as a chairperson of one of the committees of the Board of Directors; and (ii) $500 per month if serving on more than one committee.
On November 12, 2013, the Compensation Committee adopted a program, which was also approved by the entire Board of Directors, to replace certain cash compensation otherwise payable to our directors with equity compensation, thereby reducing the amount of cash compensation payable by us (the “Cash Compensation Reduction Program”). The Cash Compensation Reduction Program provides that: (i) director fees otherwise payable in cash to our independent directors for service on the Board of Directors will be paid 50% in cash and 50% in options to purchase common stock granted pursuant to the 2011 Stock Incentive Plan; and (ii) $50,000 of the compensation otherwise payable in cash to Mr. Tenwick for his service as Chairman of the Board of Directors will be paid in options to purchase common stock granted pursuant to the 2011 Stock Incentive Plan. The options will be granted on November 12th of each year in respect of compensation for the following calendar year and will have an exercise price equal to the fair market value (as defined in the 2011 Stock Incentive Plan) of the common stock on the date of grant. The options will vest with respect to 1/12 of the underlying shares of common stock on the last day of each month of the following calendar year, with vesting to be accelerated upon a change of control (as defined in the

2011 Stock Incentive Plan) as provided for in the 2011 Stock Incentive Plan and each option will have a value equal to the amount of cash compensation such option is intended to replace in respect of compensation for the following calendar year, with such value to be determined as of the date of grant and in accordance with the Black-Scholes-Merton option-pricing model. The Cash Compensation Reduction Program is applicable commencing with compensation payable in respect of the year ending December 31, 2014.
Non-employee directors are reimbursed for travel and other out-of-pocket expenses for travel in connection with their duties as directors.
Director Compensation Table
The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2013. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board of Directors.
DIRECTOR COMPENSATION

Name (a)(1)	Fees earned or paid in cash (b)	Stock awards (c)(2)	Option awards (d)(3)		Non-equity incentive plan compensation (e)	Change in pension value and non- qualified deferred compensation earnings (f)	All other compensation (g)		Total
Christopher F. Brogdon	$—	$—	—		—	—	$335,000	(4)	$335,000
Michael J. Fox	$22,750	$—	$39,000	(5)	—	—	—		$61,750
Peter J. Hackett	$101,600	$—	$48,000	(6)	—	—	—		$149,600
Jeffrey Levine *	$80,300	$—	—		—	—	—		$80,300
Joshua J. McClellan *	$67,000	$—	—		—	—	—		$67,000
Philip S. Radcliffe	$97,600	$—	$48,000	(6)	—	—	—		$145,600
Laurence E. Sturtz	$81,200	$—	$48,000	(6)	—	—	—		$129,200
David A. Tenwick	$125,167	$—	$50,000	(7)	—	—	—		$175,167
Gary L. Wade *	$66,000	$—	—		—	—	—		$66,000

(*)    Each of Messrs. Levine, McClellan and Wade have resigned as directors of the Company effective January 1, 2014.

(1)
Mr. Gentry is an employee of the Company, as well as a named executive officers and does not receive any director compensation. Mr. Brogdon has entered into a Consulting Agreement with the Company and does not receive any director compensation. See "Director and Executive Compensation-Director Compensation-Brogdon Consulting Agreement."

(2)
The amounts set forth in Column (d) reflect the full aggregate grant date fair value of the awards. See Note 13 to the Company's Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data," for a description of the assumptions used to determine fair value.

(3)
The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2013 are shown below:

	As of December 31, 2013
	Number of Shares Subject to Outstanding Options or Warrants			Number of Shares of Unvested Restricted Stock
Director	Exercisable	Unexercisable
Christopher F. Brogdon	557,288	105,000	(a)	31,500
Michael J. Fox	—	21,667	(b)	—
Peter J. Hackett	14,204	26,667	(c)	31,500
Jeffrey Levine	28,326	—		31,500
Joshua J. McClellan	10,500	—		31,500
Philip S. Radcliffe	35,967	26,667	(c)	31,500
Laurence E. Sturtz	55,961	26,667	(c)	31,500
David A. Tenwick	437,890	27,778	(d)	31,500
Gary L. Wade	246,035	—		31,500

(a)	Represents an option granted to purchase 105,000 shares of common stock with an exercise price of $7.62 per share, which vests September 24, 2014.

(b)
Represents an option granted pursuant to the Cash Compensation Reduction Program to purchase 21,667 shares of common stock with an exercise price of $4.06 per share, which vests 1/12 during each month for the year ending December 31, 2014.

(c)
Represents an option granted pursuant to the Cash Compensation Reduction Program to purchase 26,667 shares of common stock with an exercise price of $4.06 per share, which vests 1/12 during each month for the year ending December 31, 2014.

(d)
Represents an option granted pursuant to the Cash Compensation Reduction Program to purchase 27,778 shares of common stock with an exercise price of $4.06 per share, which vests 1/12 during each month for the year ending December 31, 2014.

(4)
Represents (i) $135,000 paid to or earned by Mr. Brogdon in 2013 pursuant to his Consulting Agreement with the Company; and (ii) $200,000 paid to Mr. Brogdon as a bonus in respect of his services during 2012. See "Director and Executive Compensation-Director Compensation-Brogdon Consulting Agreement."

(5)	Represents an option granted pursuant to the Cash Compensation Reduction Program in respect of 2014 compensation to purchase 21,667 shares of common stock with an exercise price of $4.06 per share.

(6)	Represents an option granted pursuant to the Cash Compensation Reduction Program in respect of 2014 compensation to purchase 26,667 shares of common stock with an exercise price of $4.06 per share.

(7)	Represents an option granted pursuant to the Cash Compensation Reduction Program in respect of 2014 compensation to purchase 27,778 shares of common stock with an exercise price of $4.06 per share.

Brogdon Consulting Agreement
Mr. Brogdon served as our Chief Acquisition Officer from September 2009 through December 2012, although we did not enter into an employment agreement with him. We entered into a three-year Consulting Agreement with Mr. Brogdon, dated December 31, 2012 . If the Consulting Agreement is not terminated prior to December 31, 2015, then it will renew automatically for successive one-year terms until it is terminated. As compensation for his services under the Consulting Agreement, Mr. Brogdon shall receive: (i) $10,000 per month in year one; (ii) $15,000 per month in year two; and (iii) $20,000 per month in year three of the Consulting Agreement. In addition, Mr. Brogdon shall receive a success fee of $20,000 for each completed transaction; provided, however, that barring a majority vote of the Board of Directors, such success fees shall not exceed $80,000 in year one, $120,000 in year two and $160,000 in year three of the Consulting Agreement. In addition, no success fee shall be paid for transactions involving leased facilities or transactions in which the overall consideration is less than $2,500,000. The Consulting Agreement may be terminated by us at any time without “cause” upon: (1) a vote of the majority of the Board of Directors; and (2) thirty (30) days written notice to Mr. Brogdon; provided, however, that we shall provide severance pay to Mr. Brogdon in an amount equal to eighteen (18) months of Mr. Brogdon’s maximum total compensation (including success fees). If after the “change in control” of the Company occurs, and Mr. Brogdon: (x) resigns for any reason; (y) is terminated by the Company without cause within six (6) months of the occurrence of the change in control; or (z) is terminated by the entity acquiring a controlling interest in the Company without cause, then the Company shall provide severance pay to Mr. Brogdon in an amount equal to three (3) years of his maximum total compensation (including success fees). For definitions of “cause,” “good reason” and “change of control” see “-Employment Agreements-Applicable Terms.”
Deferred Compensation Plan
The Company maintains a non-qualified deferred compensation plan previously available to a select group of management or highly compensated employees. Contributions to the plan were made by the participants. The Company does not provide any matching contributions. The benefits of the plan are payable upon the employee's separation of employment with the Company. Mr. Tenwick and Mr. Wade participated in the plan in 2012 and, pursuant to the plan: received in 2012 $179,970 and $43,856, respectively. These amounts were earned by Messrs. Tenwick and Wade prior to 2012 and reported as earned by them in the Company's proxy statements filed with the SEC in prior years. Accordingly, these amounts are not included in the Director Compensation Table.
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
Beneficial Ownership of Common Stock
The following table furnishes information, as of March 12, 2014, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., "Executive Compensation Table"; and (iii) our directors and executive officers as a group. As of March 12, 2014, there were 17,462,497 shares of the common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent of Outstanding Common Stock(3)
5% Beneficial Owners (Excluding Directors and Executive Officers):
Connie B. Brogdon(4)	1,616,620	(5)	9.1%
AQR Capital Management, LLC(6)	1,272,803	(7)	7.3%
Anthony J. Cantone(8)	2,464,173	(9)	13.7%
Park City Capital, LLC (10)	915,442	(11)	5.0%
Directors and Executive Officers:
Christopher Brogdon	1,616,620	(12)	9.1%
Ronald W. Fleming	3,703	(13)	*
Michael J. Fox	915,442	(14)	5.0%
Boyd P. Gentry	415,549	(15)	2.3%
Peter J. Hackett	49,394	(16)	*
Philip S. Radcliffe	72,347	(17)	*
David Rubenstein	109,617	(18)	*
Laurence E. Sturtz	127,537	(19)	*
David A. Tenwick	775,067	(20)	4.3%
All directors and executive officers as a group	4,085,276		21.8%

*    Less than one percent.

(1)	The address for each of our directors and executive officers is c/o AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.

(2)	Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.

(3)	Percentage is calculated based on 17,462,497 shares of common stock outstanding as of March 12, 2014.

(4)	The address for Connie B. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.

(5)
Includes: (i) 221,296 shares of common stock held directly by Christopher Brogdon (her spouse); (ii) 938,035 shares of common stock held by Connie B. Brogdon; (iii) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $3.46 per share; (v) warrants to purchase 115,762 shares of common stock held by Christopher Brogdon at an exercise price of $4.32 per share; (vi) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $5.71 per share; and (vii) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $6.67 per share.

(6)	The address for AQR Capital Management, LLC ("AQR") is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(7)
The information set forth in this table regarding AQR is based on an Amendment No. 3 to a Schedule 13G filed with the SEC by AQR on March 1, 2012, and other information known to the Company. AQR has shared voting and dispositive power with respect to 1,272,803 shares.

(8)	The address for Anthony J. Cantone is 766 Shrewsbury Avenue, Tinton Falls, New Jersey 07724.

(9)
The information set forth in this table regarding Mr. Cantone is based on a Form 4 filed with the SEC by Mr. Cantone on July 13, 2012, and other information known to the Company. Includes: (i) 201,831 shares of common stock held by Mr. Cantone; (ii) 269,266 shares of common stock held by affiliates of Mr. Cantone; (iii) a convertible promissory note held by an affiliate of Mr. Cantone convertible into 134,048 shares of common stock at a conversion price of $3.73 per share; (iv) a convertible promissory note held by an affiliate of Mr. Cantone convertible into 938,338 shares of common stock at a conversion price of $3.73 per share; (v) convertible promissory notes held by affiliates of Mr. Cantone convertible into 20,790 shares of common stock at a conversion price of $4.81 per share; (vi) a convertible promissory note held by an affiliate of Mr. Cantone convertible into 1,384,635 shares of common stock at a conversion price of $3.97 per share; (vii) a convertible promissory note held by Mr. Cantone convertible into 218,640 shares of common stock at a conversion price of $3.97 per share; (viii) warrants held by affiliates of Mr. Cantone to purchase 420,000 shares of common stock at an exercise price of $3.81 per share; (ix) warrants held by affiliates of Mr. Cantone to purchase 275,625 shares of common stock at $4.81 per share; and (x) warrants held by affiliates of Mr. Cantone to purchase 75,000 shares of common stock at $3.96 per share. The convertible promissory notes beneficially owned by Mr. Cantone are subject to certain beneficial ownership limitations.

(10)	The address for Park City Capital, LLC is 12400 Coit Road, Suite 800, Dallas, Texas 75251.

(11)
The information set forth in this table regarding Park City is based on a Schedule 13G filed with the SEC by Park City and other reporting persons on April 4, 2013, a Form 3 filed with the SEC by Park City, Mr. Fox and other reporting persons on October 15, 2013, and other information known to the Company. Park City Capital Offshore Master, Ltd. has sole voting and dispositive power with respect to 562,250 of the shares. Park City Special Opportunity Fund, Ltd. has sole voting and dispositive power with respect to 102,250 of the shares. CCM Opportunistic Partners, LP has sole voting and dispositive power with respect to 85,500 of the shares. Park City has sole voting and dispositive power with respect to 744,750 of the shares. PCC SOF GP, LLC has sole voting and dispositive power with respect to 102,250 of the shares. Michael J. Fox has sole voting and dispositive power with respect to 5,250 of the shares and shared voting and dispositive power with respect to 744,750 of the shares. CCM Opportunistic Advisors, LLC has sole voting power with respect to 85,500 of the shares. A. John Knapp, Jr. has shared voting and dispositive power with respect to 85,500 of the shares. Park City Capital Offshore Master, Ltd. has a convertible promissory note convertible into 222,222 shares of common stock at a conversion price of $4.50 per share. The convertible promissory note is subject to certain beneficial ownership limitations.

(12)
Includes: (i) 938,035 shares of common stock held directly by Connie B. Brogdon (his spouse); (ii) 221,296 shares of common stock held by Christopher Brogdon; (iii) warrants to purchase 115,763 shares of common stock held by

Christopher Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $3.46 per share; (v) warrants to purchase 115,762 shares of common stock held by Christopher Brogdon at an exercise price of $4.32 per share; (vi) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $5.71 per share; and (vii) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $6.67 per share.

(13)	Includes options to purchase 3,703 shares of common stock at an exercise price of $4.06 per share.

(14)
Includes: (i) 5,250 shares held directly by Mr. Fox; (ii) 744,750 shares held by affiliates of Mr. Fox; (iii) options to purchase 7,220 shares of common stock held by Mr. Fox at an exercise price of $4.06 per share; and (iv)  a convertible promissory note held by an affiliate of Mr. Fox convertible into 222,222 shares of common stock at a conversion price of $4.50 per share. The convertible promissory note beneficially owned by Mr. Fox is subject to certain beneficial ownership limitations.

(15)
Includes (i) warrants to purchase 275,625 shares of common stock at an exercise price of $3.75 per share; (ii) options to purchase 41,662 shares of common stock at an exercise price of $3.93 per share; (iii) options to purchase 41,662 shares of common stock at an exercise price of $4.90 per share; and (iv) options to purchase 9,258 shares of common stock at an exercise price of $4.06 per share.

(16)
Includes: (i) options to purchase 10,500 shares of common stock at an exercise price of $4.11 per share; (ii) options to purchase 8,888 shares of common stock at an exercise price of $4.06 per share; (iii) warrants to purchase 926 shares of common stock at an exercise price of $1.04 per share; (iv) warrants to purchase 926 shares of common stock at an exercise price of $1.93 per share; (v) warrants to purchase 926 shares of common stock at an exercise price of $2.57 per share; and (vi) warrants to purchase 926 shares of common stock at an exercise price of $3.43 per share.

(17)
Includes: (i) options to purchase 4,861 shares of common stock at an exercise price of $1.30 per share; (ii) options to purchase 10,500 shares of common stock at an exercise price of $4.11 per share; and (iii) options to purchase 8,888 shares of common stock at an exercise price of $4.06 per share; (iv) warrants to purchase 5,151 shares of common stock at an exercise price of $1.04 per share; (v) warrants to purchase 5,151 shares of common stock at an exercise price of $1.93 per share; (vi) warrants to purchase 5,152 shares of common stock at an exercise price of $2.57 per share; and (vii) warrants to purchase 5,152 shares of common stock at an exercise price of $3.43 per share.

(18)
Includes: (i) options to purchase 4,628 shares of common stock at an exercise price of $4.06 per share; (ii) warrants to purchase 69,993 shares of common stock at an exercise price of $3.93 per share; and (iii) warrants to purchase 34,996 shares of common stock at an exercise price of $4.58 per share.

(19)
Includes: (i) options to purchase 10,500 shares of common stock at an exercise price of $4.11 per share; (ii) options to purchase 4,861 shares of common stock at an exercise price of $1.30 per share; (iii) options to purchase 8,888 shares of common stock at an exercise price of $4.06 per share; (iv) warrants to purchase 10,150 shares of common stock at an exercise price of $1.04 per share; (v) warrants to purchase 10,150 shares of common stock at an exercise price of $1.93 per share; (vi) warrants to purchase 10,150 shares of common stock at an exercise price of $2.57 per share; and (vii) warrants to purchase 10,150 shares of common stock at an exercise price of $3.43 per share.

(20)
Includes: (i) options to purchase 9,258 shares of common stock at an exercise price of $4.06 per share; (ii) warrants to purchase 109,472 shares of common stock at an exercise price of $1.04 per share; (iii) warrants to purchase 109,472 shares of common stock at an exercise price of $1.93 per share; (iv) warrants to purchase 109,473 shares of common stock at an exercise price of $2.57 per share; (v) 109,473 shares of common stock at an exercise price of $3.43 per share.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Riverchase
On April 9, 2010, Riverchase, then a wholly owned subsidiary of the Company, entered into a Purchase Agreement with the Riverchase Seller to acquire the assets of Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama, for a purchase price of approximately $5,000,000. On June 22, 2010, the Company assigned to Mr. Brogdon 100% of the membership interests in Riverchase. On June 25, 2010, Riverchase, then owned by Mr. Brogdon, purchased the Riverchase Village facility pursuant to the terms of the Purchase Agreement.

In connection with financing of the acquisition of Riverchase Village facility, Riverchase borrowed from the Medical Clinic Board of the City of Hoover the proceeds from the issuance of $5,845,000 First Mortgage Healthcare Facility Revenue Bonds (Series 2010 A) and $520,000 First Mortgage Revenue Bonds (Series B), which proceeds were used to acquire Riverchase Village, pay the cost of certain repairs and improvements to Riverchase Village, fund certain services and pay the cost of the issuance of the bonds. As part of the financing, each of AdCare and Mr. Brogdon guaranteed Riverchase's obligations under the bonds. In June 2010, Riverchase Seller refunded to AdCare the $250,000 of earnest money it had deposited in connection with the Riverchase Village transaction.
As consideration for the assignment of 100% of the membership interests in Riverchase to Mr. Brogdon and AdCare's guaranteeing the bonds, Mr. Brogdon granted to Hearth & Home, a wholly owned subsidiary of AdCare, the Riverchase Option (an exclusive and irrevocable option pursuant to the Riverchase for an exercise price of $100,000 and otherwise under the same terms and conditions set forth in the Purchase Agreement). In addition, a wholly owned subsidiary of AdCare entered into a five-year year Management Agreement with Riverchase pursuant to which such subsidiary supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility. On June 22, 2013, the Management Agreement was terminated.
On July 26, 2012, Hearth & Home and Mr. Brogdon amended the Option Agreement to extend the last date on which the Riverchase Option may be exercised through June 22, 2013. On June 22, 2013, Hearth & Home and Mr. Brogdon further amended the Option Agreement to extend the last date on which the Riverchase Option may be exercised through June 22, 2014. On March 3, 2014, Hearth & Home and Mr. Brogdon further amended the Option Agreement to: (i) extend the last date on which the Riverchase Option may be exercised through June 22, 2015; and (ii) reduce the purchase price for the Riverchase Option to $1.00. See “Certain Relationships and Related Transactions and Director Independence - Related Party Transactions - 2014 Brogdon Agreement.”
Mountain Trace
Effective January 1, 2011, pursuant to a purchase and sale agreement and operations transfer agreement, the Company acquired the options and selected assets of Mountain Trace, a 106-bed skilled nursing facility located in Sylva, North Carolina. To complete the acquisition, the Company issued a secured promissory note in the amount of $5,000,000. The promissory note was secured by the Mountain Trace facility and was guaranteed by each of Mr. Brogdon and his spouse.
Office Subleases and Purchase
From April 2011 through November 2012, the Company subletted from JRT on a month-to-month basis the Hembree Facility. Mr. Brogdon's son is a one-third owner of JRT. Pursuant to this sublease, the Company paid to JRT on a monthly basis base rent of approximately $10,458. The Company paid an aggregate of $115,035 in rent under this sublease in 2012. The Company also paid to unrelated third parties amounts for utilities, property taxes and building association dues with respect to the Hembree Facility.
On June 4, 2012, ADK Hembree, a wholly owned subsidiary of the Company, entered into a Purchase Agreement with JRT to acquire the Hembree Facility. On November 30, 2012, ADK Hembree acquired the Hembree Facility from JRT pursuant to the Purchase Agreement for an aggregate purchase price of $1,083,781 and, in connection therewith, ADK Hembree issued a promissory note in favor of Fidelity Bank for a principal amount of $1,050,000.
Edwards Redeemer and Whispering Pines
In May 2011, First Commercial Bank and Brogdon Family, LLC, an entity owned and controlled by Mr. Brogdon, entered into a Purchase and Sale Agreement pursuant to which Brogdon Family, LLC had the right to acquire six skilled nursing facilities located in Oklahoma for an aggregate purchase price of $16.0 million. These facilities were Edwards Redeemer Nursing Center, Harrah Nursing Center, Northwest Nursing Center, Whispering Pines Nursing Center, McLoud Nursing Center and Meeker Nursing Center. In October 2011, Brogdon Family, LLC, assigned all of its rights under the Purchase and Sale Agreement to AdCare Holdings, a wholly owned subsidiary of the Company. In May 2013, AdCare Holdings assigned all of its rights under the Purchase and Sale Agreement with respect to the Harrah Nursing Center, McLoud Nursing Center and Meeker Nursing Center to Brogdon Family, LLC.
In October 2012, AdCare Holdings assigned to the Edwards Redeemer and ER Nursing (then wholly owned subsidiaries of the Company) all of its right under that certain Purchase and Sale Agreement to purchase the Edwards Redeemer Nursing Center. Edwards Redeemer and ER Nursing agreed to assume all obligations of AdCare Holdings under the Purchase and Sale Agreement with respect to the Edwards Redeemer Nursing Center, including reimbursement for out-of-pocket costs. In connection therewith: (i) AdCare Holdings (as the owner of all of the issued and outstanding membership interests of Edward Redeemer) assigned all of its interest in Edwards Redeemer to Mr. Brogdon; and (ii) AdCare Holdings assigned to WP Nursing, LLC, an entity owned and controlled by Mr. Brogdon, all of AdCare Holding's right under the Purchase and Sale

Agreement to purchase the Whispering Pines Nursing Center. WP Oklahoma Nursing, LLC has agreed to assume all obligations of the Company under the Purchase and Sale Agreement with respect to the Whispering Pines Nursing Center. In connection with the assignment with respect to the Whispering Pines Nursing Center, the Company has recorded a receivable of less than $0.1 million.
In December 2012, ER Nursing (still a wholly owned subsidiary of AdCare and the licensed operator of the Edwards Redeemer Nursing Center) entered into a Facility Lease with Edwards Redeemer (now owned and controlled by Mr. Brogdon) pursuant to which ER Nursing leases to Edwards Redeemer the operations of the Edwards Redeemer Nursing Center. In connection with entering into the Facility Lease, ER Nursing also entered into a Management Agreement with New Beginnings Care, LLC pursuant to which New Beginnings agreed to manage the Edwards Redeemer Nursing Center for a monthly fee equal to five percent (5%) of the aggregate gross revenues of the Edwards Redeemer Nursing Center. The Management Agreement terminates upon the Approval Date., and ER Nursing may terminate the Management Agreement at any time. ER Nursing also entered into an Operations and Indemnification Agreement with the Indemnitors pursuant to which the Indemnitors have agreed to indemnify the Company for any of its losses: (x) arising out of the Management Agreement; or (y) resulting from any services provided by New Beginnings at or for the benefit of the Edwards Redeemer Nursing Center.
Pursuant to the Lease, ER Nursing pays Edwards Redeemer monthly rent in an amount equal to one hundred-twenty percent (120%) of the monthly payment of principal and interest due to the lender holding a first priority mortgage on the Edwards Redeemer Nursing Center; provided, however, that pursuant to the Operations and Indemnification Agreement, the Indemnitors will indemnify the Company for any rent expenses arising out of the lease. The lease terminates upon the Approval Date.
Harrah, McLoud and Mecker - Management Agreement
On July 26, 2013, a wholly-owned subsidiary of the Company entered into management agreements with entities owned and controlled by Mr. Brogdon, which entities own the skilled-nursing facilities located in Oklahoma known as Harrah Nursing enter, McLoud Nursing Center and Mecker Nursing Center. Pursuant to the management agreements, the AdCare subsidiary has agreed to manage the operations of these facilities. The management agreements have initial terms of five years and shall renew automatically for one-year terms thereafter. Pursuant to the management agreements, the entities owned and controlled by Mr. Brogdon which own the facilities shall pay to the AdCare subsidiary a fee equal to 5% of the monthly gross revenues of the facilities.
Effective March 1, 2014, the Company terminated the management agreements with respect to Harrah Nursing Center, McLoud Nursing Center and Mecker Nursing Center. See “Certain Relationships and Related Transactions and Director Independence - Related Party Transactions - 2014 Brogdon Agreement.”
Oklahoma Owners
Effective August 1, 2011, the Oklahoma Owners (entities controlled by Mr. Brogdon and his spouse) acquired the Oklahoma Facilities. In connection with the closing of this acquisition: (i) the Company paid closing costs on behalf of the Oklahoma Owners in the amount of $56,894 (which amount was refunded to the Company in February 2012); and (ii) AdCare Oklahoma, a wholly owned subsidiary of the Company, entered into five-year year Management Agreements with the Oklahoma Owners pursuant to which AdCare Oklahoma supervised the management of the Oklahoma Facilities for a monthly fee equal to 5% of the monthly gross revenues of the Oklahoma Facilities.
In December 2012: (i) the Oklahoma Owners entered into a $1.0 million senior secured credit agreement with Gemino; and (ii) AdCare Oklahoma entered into a Management Fee Subordination Agreement pursuant to which AdCare Oklahoma agreed to subordinate its right to payment of all management fees owed to AdCare Oklahoma by the Oklahoma Owners to such credit agreement with Gemino. However, AdCare Oklahoma could continue to accept such management fees owed to it under the Management Agreements, so long as no event of default has occurred under the credit agreement entered into among the third-party lender and the Oklahoma Owners.

Effective as of March 1, 2014, the Company terminated the Management Agreements with respect to the Oklahoma Facilities. On March 3, 2014, the Company, Mr. Brogdon and entities controlled by Mr. Brogdon entered into an agreement to provide for the orderly transition of the management of the Oklahoma Facilities from the Company to a third-party. See “Certain Relationships and Related Transactions and Director Independence - Related Party Transactions - 2014 Brogdon Agreement.”

Red Rose Facility
In October 2011, pursuant to the terms of an Assignment of Lease and Landlord's Consent, Rose Missouri Nursing, LLC, a wholly owned subsidiary of the Company, became the tenant and operator of the Red Rose facility, a 90-bed skilled nursing facility located in Cassville, Missouri. In connection with this transaction, Mr. Brogdon and his spouse, each guaranteed the performance of the Company's obligations, including payment obligations, under the Lease. In consideration of these guaranties, the Company paid to Mr. Brogdon in 2011 the amount of $25,000 as a guaranty fee.
Golden Years Manor
In January 2012, a wholly owned subsidiary of AdCare entered into a Purchase and Sale Agreement with Gyman Properties, LLC, to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor, for an aggregate purchase price of $6.5 million. Pursuant to the Purchase and Sale Agreement, the Company deposited approximately $0.3 million into escrow to be held as earnest money. In May 2013, the Company decided not to pursue the acquisition of Golden Years Manor because it determined that the facility no longer met its investment criteria. At the time of such determination, the Company was not entitled to reimbursement of its deposit under the Purchase and Sale Agreement. Subsequently, on May 9, 2012, the Company assigned all of its rights under the Purchase and Sale Agreement to GL Nursing, LLC, an entity affiliated with Mr. Brogdon. In connection with such assignment, GL Nursing, LLC agreed to reimburse to the Company the deposit and all of its out-of-pocket costs relating to Golden Years Manor upon the closing of the acquisition, which occurred on May 31, 2012. The assignment provided the Company with an opportunity to recoup the deposit and out-of-pocket costs which would otherwise have been forfeited if the assignment had not occurred. As of December 31, 2013, the Company has recorded a receivable of $0.2 million in connection with the assignment. See "Certain Relationships and Related Transactions, and Director Independence - Related Party Transactions - 2014 Brogdon Agreement."
Airplane
Between May 2012 and August 2013, the Company had access to an airplane on a month-to-month basis from JRT. Mr. Brogdon's son is a one-third owner of JRT. Pursuant to this arrangement, the Company paid to JRT on a monthly basis base rent of $7,000. The Company paid an aggregate of $42,000 and $56,000 in rent during 2013 and 2012, respectively. The Company had the right to use the airplane with no limitation on hours of usage and is responsible for all costs associated with maintenance such as inspections, fuel, pilot costs and hangar rental. Effective August 31, 2013, this arrangement was terminated.
Consulting Agreement
In December 2012, the Company entered into a Consulting Agreement with Mr. Brogdon pursuant to which Mr. Brogdon will be compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. The Consulting Agreement terminates on December 31, 2015 and, if it is not terminated prior to December 31, 2015, will renew automatically for successive one-year terms until terminated. As compensation for his services under the Consulting Agreement, Mr. Brogdon shall receive: (i) $10,000 per month in year one; (ii) $15,000 per month in year two; and (iii) $20,000 per month in year three of the Consulting Agreement. In addition, Mr. Brogdon shall receive a success fee of $20,000 for each completed transaction; provided, however, that barring a majority vote of the Board of Directors of the Company, such success fees on a one-year basis shall not exceed $80,000 in year one, $120,000 in year two and $160,000 in year three of the Consulting Agreement. In addition, no success fee shall be paid for transactions involving leased facilities or transactions in which the overall consideration is less than $2,500,000. In the event the Consulting Agreement is terminated by the Company without cause, the Company shall provide severance pay to Mr. Brogdon in an amount equal to eighteen (18) months of Mr. Brogdon's maximum total compensation (including success fees). No success fee was paid to Mr. Brogdon pursuant to the Consulting Agreement in the year ended December 31, 2013.
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
Cantone
In March 2012, the Company issued an unsecured promissory note to Cantone Asset Management LLC in the principle amount of $3,500,000. In connection with the issuance of the promissory note to Cantone Asset Management LLC, the Company also issued to Cantone Asset Management LLC a warrant to purchase 300,000 shares of common stock. In April 2012, the Company issued an unsecured promissory note to Cantone Asset Management LLC in the principle amount of $1,500,000. In July 2012, the Company and Cantone Asset Management LLC refinanced these two promissory notes. The promissory notes were canceled and terminated in exchange for the issuance by the Company to Cantone Asset Management LLC of an 8% convertible subordinated note in a principle amount of $5,000,000.
In connection with the issuance of the promissory notes to Cantone Asset Management LLC in March and April of 2012, Cantone Research, Inc. agreed to provide the Company with certain consulting services for a monthly fee if the Company and Cantone Asset Management LLC (or an affiliated entity) did not agree to the terms of an additional financing arrangement pursuant to which it (or affiliated entity) would loan to the Company at least $4,000,000 for a four-year term. In July 2012, the consulting agreement was revised so as to provide for a certain monthly fee payable to Cantone Research, Inc. regardless of whether the Company and Cantone Asset Management LLC agreed to an additional financing arrangement. Furthermore, under the terms of the revised consulting agreement, the Company issued to Cantone Research, Inc. 50,000 shares of common stock and a warrant to purchase 100,000 shares of common stock. The Company paid to Cantone Research, Inc. $30,000 and $40,000 during 2013 and 2012, respectively, in fees pursuant to the consulting agreement.
In July 2012 and March 2011, the Company issued and sold to certain accredited investors an aggregate of $7,500,000 and $$4,508,700 in principle amount of subordinated convertible notes, respectively. In connection with the offerings, Cantone Research, Inc. acted as the exclusive agent with respect to the private placement of the notes. The Company paid to Cantone Research, Inc. $42,500 and $60,000 to act as the placement agent pursuant to the July 2012 and March 2011 offerings, respectively.
Cantone Asset Management LLC and Cantone Research, Inc. are affiliates of Anthony J. Cantone, who filed with the SEC in July 2012 a Form 4 reporting that he beneficially owned greater than 10% of the outstanding common stock.
2014 Brogdon Agreement
On March 3, 2014, AdCare and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014, with (i) the Oklahoma Owners, (ii) the Brogdon Entities (entities owned and controlled by Mr. Brogdon which own Harrah Nursing Center, McCloud Nursing Center and Mecker Nursing Center), (iii) Christopher F. Brogdon, (iv) GL Nursing, LLC, an entity affiliated with Mr. Brogdon, and (v) Marsh Pointe Management, LLC.
On December 31, 2013, the Company notified the Brogdon Entities of its intent to terminate: (i) that certain Management Agreement, dated September 19, 2011, by and between the Company and the Oklahoma Owners with respect to the management of the Oklahoma Facilities; and (ii) those certain Management Agreements, each dated July 26, 2013, by and between the Company and each of the Brogdon Entities, with respect to the management of Harrah Nursing Center, McLoud Nursing Center and Mecker Nursing Center. Pursuant to the agreement: (i) the parties agreed that the termination of the Management Agreements shall be effective as of March 1, 2014 and that the Company will no longer provide any ongoing services to the facilities; and (ii) Mr. Brogdon executed a promissory note in favor of the Company in principal amount of $523,663 which represents amounts owed as of March 1, 2014: (a) by the Oklahoma Owners and the Brogdon Entities to the Company pursuant to the Management Agreements and (b) by GL Nursing, LLC to the Company in connection with the Company’s assignment in May 2012 of its rights to acquire Golden Years Manor. The note does not bear interest and is payable in five (5) equal monthly installments commencing on September 1, 2014 and ending on December 31, 2014.
In addition, the letter agreement amends that certain Option Agreement, entered into by Mr. Brogdon and Hearth & Home, dated as of June 22, 2010 and as amended to date, to: (i) extend the Riverchase Option until June 22, 2015; and (ii) reduce the purchase price for the exercise of the Riverchase Option to $1.00. Furthermore, the letter agreement provides that, upon the closing of the sale of the Riverchase facility to an arms-length third party purchaser, regardless of whether Hearth & Home has exercised the Riverchase Option, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds shall be paid to the Company; (b) the remaining net sales proceeds shall be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under the note, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds shall be paid to the Company.
Other Transactions
In 2007, Mr. Tenwick advanced $155,000 to the Company as a loan from his retirement plan. This loan currently accrues interest at the rate of 8% per annum, with total payments made to Mr. Tenwick in 2011 of interest in the amount of $7,270. The principal amount of this loan was repaid by the Company in full in January of 2012.
Other than the items above, the Company does not believe there are any other material undisclosed related party transactions. For purposes of the disclosure in this Item 13, note that Mr. Brogdon is Vice Chairman of the Board of Directors, holds in excess of 10% of the outstanding common stock and, during 2012, served as the Company's Chief Acquisition Officer.

2014 Note Offering

On March 27, 2014, Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, entered into a Subscription Agreement with the Company pursuant to which the Company issued $1,000,000 in principal amount of the 2014 Notes. Mr. Fox is a director of Park City Offshore and a director of the Company and a beneficial owner 5% of the outstanding common stock. The 2014 Note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering. For more information regarding the 2014 Note offering, see Part II, Item 9B. “Other Information - 2014 Subordinated Convertible Note Offering.” For a description of certain arrangements between the Company and Mr. Fox regarding his service as a director, see Part III, Item 10. “Directors Executive Officers and Corporate Governance. - Arrangements with Directors Regarding Election/Appointment.”
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
Director Independence
In 2013, six out of ten of our directors, Messrs. Fox, Hackett, Levine, McClellan, Radcliffe, and Sturtz, were independent as determined utilizing the standards for director "independence" set forth in the applicable rules of the NYSE MKT listing standards. Effective January 1, 2014, Messrs. Levine, McClellan and Wade resigned from the Board of Directors. Since January 1, 2014, four out of seven of our directors, Messrs. Fox, Hackett, Radcliffe and Sturtz were independent as determined utilizing the standards for director "independence" set forth in the applicable rules of the NYSE MKT listing standards. Since January 1, 2012, all of the members of the Audit Committee were considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE MKT listing standards and the rules of the SEC.
Item 14.    Principal Accountant Fees and Services
Fees
Pursuant to appointment by the Audit Committee, KPMG LLP ("KPMG") has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2013 and 2012.
The following table sets forth the aggregate fees that KPMG billed to the Company for the years ended December 31, 2013 and 2012, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	December 31,
(000's)	2013	2012
Audit fees (total)(1)	$484	$714
Audit-related fees (total)(2)	92	—
Tax fees	—	—
All other fees	—	—
Total fees	$576	$714

(1)
Audit fees include fees associated with professional services rendered by KPMG for the audit of AdCare's annual financial statements and review of financial statements included in AdCare's 10Q's and 10Q/A's.

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

(i)	Consolidated Balance Sheets—December 31, 2013 and 2012;

(ii)	Consolidated Statements of Operations—Years ended December 31, 2013 and 2012;

(iii)	Consolidated Statements of Stockholders' Equity—Years ended December 31, 2013 and 2012;

(iv)	Consolidated Statements of Cash Flows—Years ended December 31, 2013 and 2012; and

(v)	Notes to Consolidated Financial Statements.
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

AdCare Health Systems, Inc.
by:	/s/ BOYD P. GENTRY
Boyd P. Gentry
President and Chief Executive Officer
March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID A. TENWICK
David A. Tenwick	Director, Chairman	March 31, 2014

/s/ CHRISTOPHER F. BROGDON
Christopher F. Brogdon	Director, Vice Chairman	March 31, 2014

/s/ BOYD P. GENTRY
Boyd P. Gentry	Director, Chief Executive Officer (Principal Executive Officer)	March 31, 2014

/s/ RONALD W. FLEMING
Ronald W. Fleming	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

/s/ MICHAEL J. FOX
Michael J. Fox	Director	March 31, 2014

/s/ PETER J. HACKETT
Peter J. Hackett	Director	March 31, 2014

/s/ PHILIP S. RADCLIFFE
Philip S. Radcliffe	Director	March 31, 2014

/s/ LAURENCE E. STURTZ
Laurence E. Sturtz	Director	March 31, 2014

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Purchase Agreement, dated as of September 15, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Incorporated by reference to Exhibit 10.160 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.2	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.3	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.4	Purchase and Sale Agreement, dated March 12, 2012, by and between Westlake Nursing Home Limited and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2012
2.5	Purchase and Sale Agreement, dated March 14, 2012, by and between F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a/ Companions Specialized Care Center and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012
2.6	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012
2.7	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012
2.8	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
2.9	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
2.10	First Amendment to Purchase and Sale Agreement, dated May 15, 2012, by and between AdCare Property Holdings, LLC and Westlake Nursing Home Limited	Incorporated by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
2.11	Purchase Agreement, dated June 4, 2012, by and between AdCare Hembree Road Property, LLC and JRT Group Properties, LLC	Incorporated by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
2.12
Second Amendment to Purchase and Sale Agreement, dated June 19, 2012, by and among F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center, George Perry Farmer, Jr., Jessica L. Farmer and AdCare Property Holdings, LLC
Incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
2.13	Amendment to Purchase Agreement, dated July 19, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.14	Purchase and Sale Agreement, dated as of August 9, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2012
2.15	Second Amendment to Purchase Agreement, dated as of August 31, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.16	Third Amendment to Purchase Agreement, dated as of September 27, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.17	Agreement of Sale, dated October 11, 2012, between AdCare Health Systems, Inc., certain of its subsidiaries named therein and CHP Acquisition Company, LLC	Incorporated by reference to Exhibit 2.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing

2.18	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of Edwards Redeemer Property Holdings, LLC and ER Nursing, LLC	Incorporated by reference to Exhibit 2.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.19	Assignment of Purchase and Sale Agreement, dated October 12, 2012, executed by AdCare Property Holdings, LLC in favor of WP Oklahoma Nursing, LLC	Incorporated by reference to Exhibit 2.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.20	Membership Interest Power (transferring membership interests of Edwards Redeemer Property Holdings, LLC from AdCare Property Holdings, LLC to Christopher Brogdon), dated October 12, 2012	Incorporated by reference to Exhibit 2.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.21	Fourth Amendment to Purchase and Sale Agreement, dated October 8, 2012, between AdCare Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed October 10, 2012
2.22	Membership Interest Purchase Agreement, dated as of September 25, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2012
2.23	Addendum to Membership Interest Purchase Agreement, dated as of September 26, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 1, 2012
2.24	First Amendment to Purchase and Sale Agreement, effective as of October 31, 2012, between AdCare Property Holdings, LLC and Winyah Nursing Home, LLC	Incorporated by reference to Exhibit 2.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.25	Fifth Amendment to Purchase and Sale Agreement, dated as of November 30, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.6 of the Registrant’s Current Report on Form 8-K filed December 19, 2012
2.26	First Amendment to Asset Purchase Agreement, dated December 28, 2012, among CHP Acquisition Company, LLC, AdCare Health Systems Inc. and certain of its subsidiaries named therein	Incorporated by reference to Exhibit 2.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012
2.27	Assignment of Purchase and Sale Agreement, dated December 31, 2012, by and between AdCare Property Holdings, LLC, Northwest Property Holdings, LLC and NW 61st Nursing, LLC	Incorporated by reference to Exhibit 2.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.28	Purchase and Sale Agreement, dated February 15, 2013, between AdCare Property Holdings, LLC and Avalon Health Care, LLC	Incorporated by reference to Exhibit 2.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.29	First Amendment to Purchase and Sale Agreement, dated March 14, 2013, between AdCare Property Holdings, LLC and Avalon Health Care, LLC	Incorporated by reference to Exhibit 2.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.30	First Amendment to Purchase and Sale Agreement, dated March 20, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.31
First Amendment to Purchase and Sale Agreement, dated April 19, 2012, by and among AdCare Property Holdings, LLC, F & F Ventures, LLC and Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center
Incorporated by reference to Exhibit 2.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.32	Reinstatement, Sixth Amendment and Assignment of Purchase and Sale Agreement, dated May 7, 2013, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
2.33
Third Amendment to Purchase and Sale Agreement, dated July 31, 2012, by and among AdCare Property Holdings, LLC, F & F Ventures, LLC and Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center
Incorporated by reference to Exhibit 2.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing

2.34	Second Amendment to Purchase and Sale Agreement, dated August 31, 2012, by and between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Filed herewith
4.1	Specimen Common Stock Certificate of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
4.2*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of Subordinated Convertible Note, issued April 29, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.8*	Warrant to Purchase Shares of Common Stock, dated January 10, 2011, issued by AdCare Health Systems, Inc. to Boyd P. Gentry	Incorporated by reference to Exhibit 10.158 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
4.9	Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.10	Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-3 (File No. 333-175541)
4.11	Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.12	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

Exhibit No.	Description	Method of Filing

4.13	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.14	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.15	Form of Subordinated Convertible Note, issued March 31, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 6, 2011
4.16	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.17	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.18	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
4.19	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.20	Warrant to Purchase 15,000 Shares of Common Stock, dated August 31, 2012, issued by AdCare Health Systems, Inc. to Hayden IR, LLC	Incorporated by reference to Exhibit 4.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.21*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.22	Warrant to Purchase 75,000 shares of Common Stock, dated October 26, 2013, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
4.23	Form of Registration Rights Agreement, dated March 28, 2014, by and among AdCare Health Systems, Inc. and the investors named therein	Filed herewith
4.24	Form of 10% Subordinated Convertible Note Due April 30, 2015 issued by AdCare Health Systems, Inc.	Filed herewith
10.1*	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 8, 2008
10.2	Reimbursement Agreement between Community's Hearth & Home, Ltd. and Cornerstone Bank dated December 1, 2002	Incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement Form SB (Registration No. 333-131542) filed February 3, 2006
10.3	Reimbursement Agreement between Community's Hearth & Home, Ltd. and The Huntington National Bank dated September 13, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008
10.4	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008
10.5	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,108,800 dated November 27, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008
10.6	Regulatory Agreement and Mortgage Note between Hearth & Home of Urbana and Red Mortgage Capital, Inc, in the original amount of $2,142,700 dated June 26, 2008	Incorporated by reference to Exhibit 10.26 of the Registrant's annual report on form 10-K filed March 31, 2009
10.7	Regulatory Agreement and Mortgage Note between Community's Hearth & Home and Red Mortgage Capital, Inc, in the original amount of $1,863,800 dated June 26, 2008	Incorporated by reference to Exhibit 10.27 of the Registrant's annual report on form 10-K filed March 31, 2009

Exhibit No.	Description	Method of Filing

10.8	Promissory Note between Assured Health Care and Huntington National Bank in the original amount of $760,000 dated July 24, 2008	Incorporated by reference to Exhibit 10.28 of the Registrant's annual report on form 10-K filed March 31, 2009
10.9	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $300,000 dated October 17, 2008	Incorporated by reference to Exhibit 10.29 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.10	Promissory Note between AdCare Health Systems, Inc. and Huntington National Bank in the original amount of $100,000 dated November 14, 2008	Incorporated by reference to Exhibit 10.30 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.11	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc, in the original amount of $2,524,800 dated July 29, 2008	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.12	Promissory Note between AdCare Health Systems and the AdCare Deferred Compensation plan for a $150,000 line of credit dated January 2008	Incorporated by reference to Exhibit 10.32 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.13	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K filed October 6, 2010
10.14	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011
10.15	CP Property Holdings, LLC Business Loan Agreement dated May 25, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2011
10.16	CP Property Holdings, LLC Loan Agreement dated May 27, 2011	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2011
10.17	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011
10.18	Amendment, dated June 22, 2011, between Hearth & Home of Ohio, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2011
10.19	Guaranty, dated May 26, 2011, made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.20	Guaranty, dated May 26, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.21	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Erin Nursing, LLC	Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.22	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Mt. Kenn Nursing, LLC	Incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.23	Operations Transfer Agreement, dated May 1, 2011, between Five Star Quality Care-GA, LLC and Mt. Kenn Nursing, LLC	Incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.24	Commercial Guaranty, dated May 25, 2011,made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.25	Commercial Guaranty, dated May 25, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.26	Joinder Agreement, Third Amendment and Supplement to Credit Agreement, dated June 2, 2011, among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing

10.27	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.28	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of America, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.29	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.30	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.31	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.32	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.33	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.34	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.35	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.36	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.37	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.38	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.39	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.40	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.41	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.42	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.43	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.44	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing

10.45	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.46	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.47	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.48	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.49	Securities Purchase Agreement dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-3 (File No. 333-175541)
10.50	Loan Agreement, made and entered into September 1, 2011, by and between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.51	Promissory Note, dated September 1, 2011, issued by Homestead Property Holdings, LLC, in favor of Metro City Bank, in the amount of $3,600,000	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.52	Mortgage and Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.53	Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as the debtor, and Metro City Bank, as the secured party	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.54	Guaranty, dated as of September 1, 2011, issued by Homestead Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.55	Guaranty, dated as of September 1, 2011, issued by AdCare Health Systems, Inc., in favor of Metro City Bank	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.56	Guaranty, dated as of September 1, 2011, issued by AdCare Health Systems, Inc., in favor of Metro City Bank	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.57	Guaranty, dated as of September 1, 2011, issued by Christopher F. Brogdon in favor of Metro City Bank	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.58
Loan Agreement, dated as of September 1, 2011, by and among Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers, and The PrivateBank and Trust Company, as lender
Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.59
Promissory Note, dated September 1, 2011, issued by Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company, in the amount of $11,800,000
Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.60	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.61
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Benton Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed September 7, 2011

Exhibit No.	Description	Method of Filing

10.62
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Valley River Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.63
Guaranty of Payment and Performance, dated as of September 1, 2011, issued by AdCare Health Systems, Inc.; Benton Nursing, LLC; Park Heritage Nursing, LLC; and Valley River Nursing, LLC in favor of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.64
Guaranty of Payment and Performance, dated as of September 1, 2011, issued by AdCare Health Systems, Inc.; Benton Nursing, LLC; Park Heritage Nursing, LLC; and Valley River Nursing, LLC in favor of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.65
Secured Promissory Note, dated August 31, 2011, issued by Benton Property Holdings, LLC; Valley River Property Holdings, LLC; Homestead Property Holdings, LLC; Park Heritage Property Holdings, LLC and Home Office Property Holdings, LLC, in favor of KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC), in the amount of $2,400,000
Incorporated by reference to Exhibit 99.14 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.66	Mortgage, made and entered into as of August 31, 2011, by and between Benton Property Holdings, LLC and KMJ Management, LLC	Incorporated by reference to Exhibit 99.15 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.67	Mortgage, made and entered into as of August 31, 2011, by and between Park Heritage Property Holdings, LLC and KMJ Management, LLC	Incorporated by reference to Exhibit 99.16 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.68	Mortgage, made and entered into as of August 31, 2011, by and between Valley River Property Holdings, LLC and KMJ Management, LLC	Incorporated by reference to Exhibit 99.17 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.69
Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Benton Property Holdings, LLC
Incorporated by reference to Exhibit 99.18 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.70
Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Valley River Property Holdings, LLC
Incorporated by reference to Exhibit 99.19 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.71
Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Homestead Property Holdings, LLC
Incorporated by reference to Exhibit 99.20 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.72
Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Park Heritage Property Holdings, LLC
Incorporated by reference to Exhibit 99.21 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.73
Pledge and Security Agreement with Power of Sale, entered into and executed as of August 31, 2011, by and between AdCare Property Holdings, LLC and KMJ Management, LLC, with respect to one hundred percent (100%) of the ownership interest in Home Office Property Holdings, LLC
Incorporated by reference to Exhibit 99.22 to the Registrant’s Current Report on Form 8-K filed September 7, 2011

Exhibit No.	Description	Method of Filing

10.74	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.75	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.76	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.77
Security Agreement, made and entered into as of September 6, 2011, between CP Property Holdings, LLC and CP Nursing, LLC, as grantors, and Economic Development Corporation of Fulton County, as the secured party
Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.78	Unconditional Guarantee, dated September 6, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.79	Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.80	Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.81
Loan Agreement, dated as of September 30, 2011, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, as borrowers, and The PrivateBank and Trust Company, as lender
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 6, 2011
10.82
Promissory Note, dated September 30, 2011, issued by Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, in favor of The PrivateBank and Trust Company, in the amount of $2,000,000
Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 6, 2011
10.83
Guaranty of Payment and Performance, dated September 30, 2011, executed by AdCare Health Systems, Inc., Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 6, 2011
10.84
Term Loan Agreement, dated as of October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers; AdCare Health Systems, Inc., as guarantor; and Square 1 Bank, as lender
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.85	Term Note, dated October 14, 2011, issued by Homestead Property Holdings, LLC and Homestead Nursing, LLC, in favor of Square 1 Bank, in the amount of $3,600,000	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.86	Mortgage and Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Square 1 Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.87	Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as debtors, and Square 1 Bank, as the secured party	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.88	Guaranty, dated October 14, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed October 20, 2011

Exhibit No.	Description	Method of Filing

10.89
United States Department of Agriculture Rural Development, Unconditional Guarantee, Business and Industry Guaranteed Loan Program, on Form RD 4279-14, dated October 13, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank
Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.90	Escrow Agreement, dated October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers, and Square 1 Bank, as both lender and escrow agent	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.91	Purchase and Sale Agreement, made and entered into as of May 5, 2011, by and between First Commercial Bank and Brogdon Family, LLC	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.92	First Amendment to Purchase and Sale Agreement, made and entered into as of June 13, 2011, by and between First Commercial Bank and Brogdon Family, LLC	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.93	Amendment and Assignment of Purchase and Sale Agreement, made and entered into as of September 30, 2011, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.94	Guaranty of AdCare Health Systems, Inc., dated August 31, 2011, issued in favor of KMJ Management, LLC	Incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.95
Assignment of Lease and Landlord’s Consent, made and entered into as of October 31, 2011, by and among Cassville Real Estate, Inc. (f/k/a Cassville Manor, Inc.), KMJ Enterprises Cassville, LLC and Rose Missouri Nursing, LLC
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2011
10.96	Operations Transfer Agreement, dated as of November 1, 2011, by and between KMJ Management, LLC (d/b/a Pinnacle Healthcare, LLC) and Rose Missouri Nursing, LLC	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 4, 2011
10.97	Guaranty of Lease, made as of November 1, 2011, issued by each of AdCare Health Systems, Inc., Christopher F. Brogdon and Connie B. Brogdon in favor of Cassville Real Estate, Inc	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed November 4, 2011
10.98	Loan Agreement, made and entered into November 30, 2011, issued by Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.99	Promissory Note, dated November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank in the amount of $3,114,000	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.100	Mortgage and Security Agreement, dated as of November 30, 2011, between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.101	Security Agreement, dated November 30, 2011, between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.102	Guaranty, dated as of November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.103	Term Note, dated as of November 29, 2011, issued by Mountain Top AFL, LLC and Mountain Top Property Holdings, LLC, in favor of White River Health System, Inc., in the amount of $750,000	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.104
Mortgage (with Security Agreement and Absolute Assignment of Rents and Leases) and Fixture Filing, dated as of November 30, 2011, executed by Mountain Top Property Holdings, LLC in favor of White River Health System, Inc.
Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed December 6, 2011

Exhibit No.	Description	Method of Filing

10.105*	Employment Agreement, dated December 1, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.118 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.106*	Employment Agreement, dated December 16, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.119 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.107	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of The Bank of Las Vegas, in the amount of $3,175,200	Incorporated by reference to Exhibit 10.120 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.108	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and The Bank of Las Vegas	Incorporated by reference to Exhibit 10.121 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.109	Guaranty, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.122 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.110	Guaranty, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.123 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.111	Guaranty, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.124 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.112	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of Apax Capital, LLC, in the amount of $2,222,640	Incorporated by reference to Exhibit 10.125 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.113	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and Apax Capital, LLC	Incorporated by reference to Exhibit 10.126 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.114	Guaranty, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of Apax Capital, LLC	Incorporated by reference to Exhibit 10.127 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.115	Guaranty, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of Apax Capital, LLC	Incorporated by reference to Exhibit 10.128 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.116	Guaranty, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of Apax Capital, LLC	Incorporated by reference to Exhibit 10.129 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.117	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of Economic Development Corporation of Fulton County, in the amount of $2,274,000	Incorporated by reference to Exhibit 10.130 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.118	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.131 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.119	Unconditional Guarantee, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.132 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.120	Unconditional Guarantee, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.133 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.121	Unconditional Guarantee, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.134 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.122	Joinder Agreement, Fifth Amendment and Supplement to Credit Agreement, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.135 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.123	Third Amended and Restated Revolving Note, dated November 29, 2011, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.136 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing

10.124	Guaranty, dated as of November 29, 2011, issued by AdCare Operations, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.137 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.125	Loan Agreement, dated as of December 30, 2011, by and between Woodland Manor Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.138 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.126	Promissory Note, dated as of December 30, 2011, issued by Woodland Manor Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $4,800,000	Incorporated by reference to Exhibit 10.139 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.127	Guaranty of Payment and Performance, dated as of December 30, 2011, executed by Woodland Manor Property Holdings, LLC and Adcare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.140 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.128	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000	Incorporated by reference to Exhibit 10.141 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.129	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000	Incorporated by reference to Exhibit 10.142 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.130	Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd	Incorporated by reference to Exhibit 10.143 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.131	Third Amended And Restated Multiple Facilities Lease, dated October 29, 2010, between Georgia Lessor - Bonterra/Parkview, Inc. and ADK Bonterra/Parkview, LLC	Incorporated by reference to Exhibit 10.144 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.132	Guaranty, dated October 29, 2010, executed by AdCare Health Systems, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.133	Guaranty, dated October 29, 2010, executed by Hearth & Home of Ohio, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.146 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.134	Security Agreement, dated October 29, 2010, by and between AdCare Health Systems, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.147 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.135	Security Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.148 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.136	Security Agreement, dated October 29, 2010, by and between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.149 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.137	Pledge Agreement, dated October 29, 2010, between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.138	Subordination Agreement, dated October 29, 2010, between AdCare Health Systems, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.151 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.139	Letter of Credit Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.152 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.140	Subordination, Non-Disturbance and Attornment Agreement, dated October 29, 2010, by and among Omega Healthcare Investors, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.153 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing

10.141
Assignment and Assumption of Second Amended and Restated Multiple Facilities Lease And Consent of Lessor, dated October 29, 2010, by and among Georgia Lessor - Bonterra/Parkview, Inc., Triad Health Management of Georgia II, LLC, AdCare Health Systems, Inc., Hearth & Home of Ohio, Inc., ADK Bonterra/Parkview, LLC and the other entities signatory thereto
Incorporated by reference to Exhibit 10.154 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.142	Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.155 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.143	First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.156 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.144	Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.	Incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.145	First Amendment to Purchase Agreement, dated as of October 31, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Incorporated by reference to Exhibit 10.161 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.146	Mortgage Note, dated January 1, 2012, entered into by Hearth & Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.147	Security Agreement, dated January 1, 2012, by and between Hearth and Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.148	Lessee Security Agreement, dated January 1, 2012, by and among AdCare Health Systems, Inc., Hearth & Home of Vandalia, Inc. and Red Mortgage Capital, LLC	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.149	Mortgage Deed, recorded January 31, 2012, executed by Hearth and Home of Vandalia, Inc. in favor of Red Mortgage Capital, LLC	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.150
Modification Agreement, dated as of March 9, 2012, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC, Valley River Nursing, LLC, Homestead Nursing, LLC, Woodland Manor Nursing, LLC, Mountain View Nursing, LLC, AdCare Health Systems, Inc. and the PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012
10.151
Loan Agreement, dated as of March 30, 2012, by and among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.152
Promissory Note, dated as of March 30, 2012, issued by Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $21,800,000
Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.153	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.154	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.155
Guaranty of Payment and Performance, dated as of March 30, 2012, made by AdCare Health Systems, Inc., Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

Exhibit No.	Description	Method of Filing

10.156	Promissory Note, dated April 1, 2012, issued by AdCare Health Systems, Inc. in favor of Strome Alpha Offshore Ltd., in the amount of $5,000,000	Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.157
Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.158
Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.159
Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.160	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.161	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.162	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.163	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.164	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.165	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.166	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.167	Assignment of Purchase and Sale Agreement, dated May 9, 2012, between AdCare Property Holdings, LLC and GL Nursing, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.168	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
10.169	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.170	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.171	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing

10.172	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.173	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.174	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.175
Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee
Incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.176
First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee
Incorporated by reference to Exhibit 10.39 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.177	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.178	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.179	Promissory Note, dated August 17, 2012, issued by CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P. in the amount of $5,000,000	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.180	Revolving Loan Promissory Note, made as of August 17, 2012, by and among CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Fund I, L.P. in the amount of $600,000	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.181	Assignment of Leases and Rents, dated as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.182
Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 17, 2012, made and entered into by CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.
Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.183	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.184	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.185	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.186	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing

10.187	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.188	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.189	Loan and Security Agreement, dated as of September 20, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.190	Modification Agreement, dated as of October 26, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.191	Promissory Note, dated September 20, 2012, issued by the subsidiaries of AdCare Health Systems, Inc. named therein in favor of The PrivateBank and Trust Company in the amount of $10,600,000	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.192	Guaranty of Payment and Performance, made as of September 20, 2012, by AdCare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.193	Release of Guarantees, dated September 20, 2012, from Gemino Healthcare Finance, LLC to certain subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.194	Second Amendment to Credit Agreement, dated September 20, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.195	Temporary Extension Agreement, dated August 29, 2012, by and between APH & R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.196	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.197	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.198	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.199	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.200	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.201	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.202	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.203	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.204	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.205	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing

10.206	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.207	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.208	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.209	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.210	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.211	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.212	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.213	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.214	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.215	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.216	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.217	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.218	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.219	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.220	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.221	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.222	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.223	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.224	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing

10.225	Employment Agreement, dated August 7, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference to Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.226
Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.227	Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Incorporated by reference to Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.228	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Melissa L. Green	Incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.229	First Modification of Note and First Modification of Mortgage and Security Agreement, dated November 30, 2012, between Metro City Bank and APH&R Property Holdings, LLC	Incorporated by reference to Exhibit 10.244 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.230	Sublease Agreement, dated December 1, 2012, between ADK Georgia, LLC and Jeff Co. Nursing, LLC	Incorporated by reference to Exhibit 10.245 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.231	Sublease Termination Agreement, dated November 30, 2012, by and between ADK Georgia, LLC and ADK Jeffersonville Operator, LLC	Incorporated by reference to Exhibit 10.246of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.232
Management Fee Subordination Agreement, dated December 20, 2013, between AdCare Oklahoma Management, LLC, Gemino Healthcare Finance, LLC, Living Center, LLC, Kenmetal, LLC, Senior NH, LLC, Ban NH, LLC and Oak Lake, LLC
Incorporated by reference to Exhibit 10.247 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.233	Third Amendment to Credit Agreement, dated December 21, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.248 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.234	Management Agreement, dated December 28, 2012, between New Lincoln Ltd. And Chancellor Senior Management, Ltd.	Incorporated by reference to Exhibit 10.249 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.235	Management Agreement, dated December 28, 2012, between Community’s Hearth at Vandalia and Chancellor Senior Management, Ltd.	Incorporated by reference to Exhibit 10.250 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.236	Mortgage of Real Estate, Security Agreement and Financing Statement, dated as of December 31, 2012, by Sumter Valley Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 10.251 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.237	Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.252 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.238	Promissory Note, dated December 31, 2012, issued by Sumter Valley Property Holdings, LLC in favor of 1761 Pinewood Holdings, LLC in the amount of $250,000	Incorporated by reference to Exhibit 10.253 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.239	Guaranty Agreement, dated December 31, 2012 made by AdCare Health Systems, Inc. for the benefit of 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 10.254 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.240	Mortgage and Security Agreement, dated December 31, 2012, between Georgetown HC&R Property Holdings and Winyah Nursing Home, LLC	Incorporated by reference to Exhibit 10.255 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.241	Secured Subordinated Promissory Note, dated December 31, 2012, issued by Georgetown HC&R Property Holdings, LLC in favor of Winyah Nursing Home, LLC in the amount of $1,850,000	Incorporated by reference to Exhibit 10.256 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.242	Guaranty Agreement, dated December 31, 2012, by AdCare Health Systems, Inc. to and for the benefit of Winyah Nusing Home, LLC	Incorporated by reference to Exhibit 10.257 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing

10.243	Guaranty, dated December 31, 2012, by Sumter N&R, LLC for the benefit of Metro City Bank	Incorporated by reference to Exhibit 10.258 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.244	Guaranty, dated December 31, 2012, by Georgetown HC&R Nursing, LLC for the benefit of Metro City Bank	Incorporated by reference to Exhibit 10.259 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.245	Guaranty, dated December 31, 2012, by AdCare Health Systems, Inc. to and for the benefit of Metro City Bank	Incorporated by reference to Exhibit 10.260 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.246	Security Agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.261 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.247	Loan Agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC, Sumter N&R, LLC, Georgetown HC&R Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.262 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.248	Secured Loan Agreement, dated December 28, 2012, by and among Keybank National Association and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.263 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.249	Promissory Note, dated December 28, 2012, issued by subsidiaries of AdCare Health Systems, Inc. in favor of Keybank National Association in the amount of $16,500,000	Incorporated by reference to Exhibit 10.264 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.250	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Northridge HC&R Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.265 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.251	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Woodland Hills HC Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.266 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.252	Absolute Assignment of Leases and Rents, dated December 28, 2012, by APH&R Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.267 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.253	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by APH&R Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.268 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.254	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Northridge HC&R Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.269 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.255	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Woodland Hills HC Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.270 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.256	Payment Guaranty, made as of December 28, 2012, by AdCare Operations, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.271 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.257	Payment Guaranty, made as of December 28, 2012, by AdCare Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.272 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.258	Payment Guaranty, made as of December 28, 2012, by AdCare Health Systems, Inc. to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.273 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.259	Pledge and Security Agreement, dated December 28, 2012, between AdCare Property Holdings, LLC and Keybank National Association	Incorporated by reference to Exhibit 10.274 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing

10.260	Pledge and Security Agreement, dated December 28, 2012, between AdCare Operations, LLC and Keybank National Association	Incorporated by reference to Exhibit 10.275 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.261	Security Agreement, dated December 28, 2012, made by Woodland Hills HC Nursing, LLC, APH&R Nursing, LLC and Northridge HC&R Nursing, LLC in favor of Keybank National Association	Incorporated by reference to Exhibit 10.276 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.262
Security Agreement, dated December 28, 2012, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and APH&R Property Holdings, LLC in favor of Keybank National Association
Incorporated by reference to Exhibit 10.277 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.263	Second Modification Agreement, dated December 28, 2012, between The PrivateBank and Trust Company and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.278 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.264	Consulting Agreement, dated December 31, 2012, between Christopher Brogdon and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.279 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.265	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.280 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.266	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.281 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.267	Assignment of Rents, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.282 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.268	Mortgage, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commerical Bank	Incorporated by reference to Exhibit 10.283 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.269	Promissory Note, dated December 31, 2012, issued by Northwest Property Holdings, LLC in favor of First Commercial Bank in the amount of $1,501,500	Incorporated by reference to Exhibit 10.284 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.270	Commercial Security Agreement, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.285 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.271	Commercial Security Agreement, dated December 31, 2012, made and executed between NW 61st Nursing, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.286 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.272	Commercial Guaranty, dated December 31, 2012, between AdCare Health Systems, Inc. and First Commercial Bank	Incorporated by reference to Exhibit 10.287 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.273	Commercial Guaranty, dated December 31, 2012, between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.288 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.274	Memorandum of Agreement, dated January 25, 2013, between The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Incorporated by reference to Exhibit 10.289 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.275	Secured Promissory Note, dated December 28, 2012, issued by CHP Acquisition Company, LLC, in favor of AdCare Health Systems, Inc., in the amount of $3,600,000	Incorporated by reference to Exhibit 10.290 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.276	Pledge and Security Agreement, dated December 28, 2012, by and between CHP Acquisition Company, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.291 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.277	Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.292 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing

10.278	Promissory Note, dated December 31, 2012, issued by Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC in favor of Metro City Bank, in the amount of $6,950,000	Incorporated by reference to Exhibit 10.293 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.279	Management Agreement, dated June 22, 2010, by and between Riverchase Village ADK, LLC and AdCare Management Company, Inc.	Incorporated by reference to Exhibit 10.294 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.280	Management Agreement, dated September 19, 2011, by and among AdCare Oklahoma Management, LLC and the entities listed therein	Incorporated by reference to Exhibit 10.295 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.281	Employment Agreement, dated July 3, 2013, by and between AdCare Health Systems, Inc. and Ronald W. Fleming	Incorporated by reference to Exhibit 10.296 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.282	Confidential Separation Agreement and Release, dated July 1, 2011, by and between AdCare Health Systems, Inc. and Gary L. Wade	Incorporated by reference to Exhibit 10.297 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.283	Amendment to Secured Promissory Note, dated February 28, 2013, by and between CHP Acquisition Company, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.284	Assignment and Assumption of Leases, Rents and Security Deposits, dated February 28, 2013, by and among AdCare Health Systems, Inc., New Lincoln Ltd. and Lincoln Lodge Retirement Residence LLC	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.285	Release and Assumption Agreement, dated May 6, 2013, by and among H & H of Vandalia LLC, Hearth & Home of Vandalia, Inc., Red Mortgage Capital, LLC and the Secretary of Housing and Urban Development	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.286	Assignment and Assumption Agreement, dated May 6, 2013, by and between Hearth & Home of Vandalia, Inc. and H & H of Vandalia LLC	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.287	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.288	Credit Agreement, dated May 30, 2012, by and among NW 61st Nursing, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.289	Revolving Note, dated May 30, 2013, issued by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC in the amount of $1,000,000	Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.290	Subordination Agreement, dated May 30, 2013, by and between First Commercial Bank and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.291	Guaranty Agreement, dated May 30, 2013, made by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.292	Guaranty Agreement, dated May 30, 2013, made by AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.293
First Amendment to Secured Loan Agreement and Payment Guaranty, dated May 31, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.294	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated May 31, 2013, made by Mountain Top Property Holdings, LLC, to and for the benefit of KeyBank National Association	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.295	Absolute Assignment of Leases and Rents, dated May 31, 2013, by Mountain Top Property Holdings, LLC in favor of KeyBank National Association	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

Exhibit No.	Description	Method of Filing

10.296	Pledge and Security Agreement, dated May 31, 2013, between AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.297	Separation and Release Agreement, dated May 31, 2013, by and between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.298
Second Amendment to Secured Loan Agreement and Payment Guaranty, dated June 27, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.399
Third Modification Agreement, dated as of June 26, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.300
Joinder Agreement, Second Amendment and Supplement to Credit Agreement , dated June 28, 2013, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC
Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.301	Amended and Restated Revolving Note, dated June 28, 2013, issued by certain subsidiaries of AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC in the amount of $1,500,000	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.302	Management Fee Subordination Agreement, dated June 28, 2013, by and among Gemino Healthcare Finance, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and AdCare Administrative Services, LLC	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.303	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Oceanside Operator, LLC	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.304	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Savannah Beach Operator, LLC	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.305	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.306	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.307	Employment Agreement, dated July 3, 2013, by and between AdCare Health Systems, Inc. and Ronald W. Fleming	Incorporated by reference to Exhibit 10.296 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.308	Management Agreement, dated July 26, 2013, by and between Harrah White Meadows Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013
10.309	Management Agreement, dated July 26, 2013, by and between MCL Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013
10.310	Management Agreement, dated July 26, 2013, by and between Meeker Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013
10.311	Loan and Security Agreement, dated September 27, 2013, by and between QC Property Holdings, LLC and Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.312	Promissory Note, dated September 27, 2013, issued by QC Property Holdings, LLC to Housing & Healthcare Funding, LLC in the amount of $5,000,000	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013

Exhibit No.	Description	Method of Filing

10.313	Mortgage, Security Agreement Assignment of Leases and Rents and Fixture Filing, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.314	Guaranty, dated September 27, 2013, by AdCare Health Systems, Inc. to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.315	Assignment of Rents and Leases, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.316	Third Modification Agreement, dated as of September 30, 2013, by and among The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.317	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2013
10.318	Waiver, Amendment and Forbearance, dated as of October 26, 2013, by and among AdCare Health Systems, Inc., Anthony J. Cantone and Attosa Financial LLC	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 31, 2013
10.319	Note, Mortgage and Loan Agreement Modification Agreement, dated December 31, 2013, by and among Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC and Metro City Bank.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.320	Amendment to Employment Agreement between AdCare Health Systems, Inc. and Boyd P. Gentry, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.321	Amendment to Employment Agreement between AdCare Health Systems, Inc. and Ronald W. Fleming, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.322	Amendment to Employment Agreement between AdCare Health Systems, Inc. and David Rubenstein, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.323	Amendment to Employment Agreement between AdCare Health Systems, Inc. and Melissa L. Green, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.324	Waiver and Amendment, dated February 10, 2014, by and among the Company and Gemino Healthcare Finance, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.325	Termination Notice, dated December 31, 2013 to Living Center, LLC, Kenmetal, LLC, Senior NH, LLC, BAN NH, LLC, and Oak Lake, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.326	Termination Notice, dated December 31, 2013 to Harrah Whites Meadows Nursing, LLC.	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.327	Termination Notice, dated December 31, 2013 to Meeker Nursing, LLC.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.328	Termination Notice, dated December 31, 2013 to MCL Nursing, LLC.	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.329	Underwriting Agreement, dated October 23, 2013, by and among AdCare Health Systems, Inc. and MLV & Co. LLC	Incorporated by reference to Exhibit 1.1 of the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (Registration No. 333-190203) filed October 23, 2013

Exhibit No.	Description	Method of Filing

10.330
Fourth Modification Agreement, dated November 8, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company
Filed herewith
10.331
Fourth Modification Agreement, dated November 26, 2013, by and among ADK Thomasville Operator, LLC, ADK Lumber City Operator, LLC, ADK LaGrange Operator, LLC, ADK Powder Springs Operator, LLC, ADK Thunderbolt Operator, LLC, Attalla Nursing ADK, LLC, Mountain Trace Nursing ADK, LLC, Mt. Kenn Nursing, LLC, Erin Nursing, LLC, CP Nursing, LLC Benton Nursing, LLC, Valley River Nursing, LLC, Park Heritage Nursing, LLC, Homestead Nursing, LLC, Woodland Manor Nursing, LLC, Mountain View Nursing, LLC, Little Rock HC&R Nursing, LLC, Glenvue H&R Nursing, LLC, Coosa Nursing ADK, LLC, QC Nursing, LLC, AdCare Health Systems, Inc., and The PrivateBank and Trust Company
Filed herewith
10.332	Note, Mortgage and Loan Agreement Modification Agreement, effective as of December 30, 2013, by and among Metro City Bank and AdCare Health Systems, Inc.	Filed herewith
10.333
Letter agreement, dated February 28, 2014, by and among AdCare Health Systems, Inc., AdCare Administrative Services, LLC, AdCare Oklahoma Management, LLC, Hearth & Home of Ohio, Inc., BAN NH, LLC, Senior NH, LLC, Oak Lake, LLC, Kenmetel, LLC, Living Center, LLC, Meeker Nursing, LLC, Meeker Property Holdings, LLC, MCL Nursing, LLC, McLoud Property Holdings, LLC, Harrah Whites Meadows Nursing, LLC, Harrah property Holdings, LLC, Christopher F. Brogdon, GL Nursing, LLC, and Marsh Pointe Management, LLC.
Filed herewith
10.334	Note, dated February 28, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Filed herewith
10.335
Fourth Amendment to Secured Loan Agreement and Payment Guaranty, dated March 28, 2014, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Woodland Hills HC Nursing, LLC, Northridge HC&R Nursing, LLC, and APH&R Nursing, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Filed herewith
10.336
Agreement Regarding Exit Fees, dated March 28, 2014, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Woodland Hills HC Nursing, LLC, Northridge HC&R Nursing, LLC, APH&R Nursing, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

Exhibit No.	Description	Method of Filing

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*    Identifies a management contract or compensatory plan or arrangement.