Form 10-Q
period 2014-03-31
ADCARE HEALTH SYSTEMS, INC
filed 2014-05-08
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-33135

AdCare Health Systems, Inc.
(Exact name of registrant as specified in its charter)

Georgia	31-1332119
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
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

As of April 30, 2014:  17,505,444 shares of common stock with no par value were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives. In addition, certain statements included in this Quarterly Report, in the Company’s future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on the Company’s current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,741	$19,374
Restricted cash and investments	315	3,801
Accounts receivable, net of allowance of $5,358 and $4,989	24,543	23,598
Prepaid expenses and other	4,091	483
Assets of disposal group held for use	—	5,135
Assets of disposal group held for sale	6,604	400
Assets of variable interest entity held for sale	5,935	5,945
Total current assets	58,229	58,736

Restricted cash and investments	6,966	11,606
Property and equipment, net	138,170	138,233
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	4,678	4,889
Goodwill	4,224	4,224
Lease deposits	1,697	1,715
Deferred loan costs, net	4,516	4,542
Other assets	12	12
Total assets	$220,963	$226,428

LIABILITIES AND EQUITY

Current liabilities:
Current portion of notes payable and other debt	$32,238	$12,027
Current portion of convertible debt, net of discounts	4,000	11,389
Revolving credit facilities and lines of credit	2,306	2,738
Accounts payable	21,187	23,783
Accrued expenses	13,251	13,264
Liabilities of disposal group held for sale	5,226	—
Liabilities of variable interest entity held for sale	6,036	6,034
Total current liabilities	84,244	69,235

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	77,991	107,858
Bonds, net of discounts	7,000	6,996
Revolving credit facilities	5,308	5,765
Convertible debt	14,000	7,500
Other liabilities	1,651	1,589
Deferred tax liability	191	191
Total liabilities	190,385	199,134

Commitments and contingencies (Note 16)

Preferred stock, no par value; 5,000 shares authorized; 950 shares issued and outstanding, redemption amount $23,750 at both March 31, 2014 and December 31, 2013	20,442	20,442

Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 17,505 and 16,016 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	54,823	48,370
Accumulated deficit	(42,880)	(39,884)
Total stockholders’ equity	11,943	8,486
Noncontrolling interest in subsidiary	(1,807)	(1,634)
Total equity	10,136	6,852
Total liabilities and equity	$220,963	$226,428
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Patient care revenues	$54,450	$54,170
Management revenues	482	510
Total revenues	54,932	54,680

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	45,450	46,007
General and administrative expenses	4,560	4,928
Audit committee investigation expense	—	1,134
Facility rent expense	1,759	1,737
Depreciation and amortization	1,857	1,720
Total expenses	53,626	55,526
Income (loss) from Operations	1,306	(846)

Other Income (Expense):
Interest expense, net	(2,622)	(3,169)
Acquisition costs, net of gains	—	(91)
Derivative gain	—	2,136
Loss on extinguishment of debt	(583)	(2)
Other expense	(108)	—
Total other expense, net	(3,313)	(1,126)

Loss from Continuing Operations Before Income Taxes	(2,007)	(1,972)
Income tax expense	(8)	(78)
Loss from Continuing Operations	(2,015)	(2,050)

Loss from Discontinued Operations, Net of Tax	(508)	(700)
Net Loss	(2,523)	(2,750)

Net Loss Attributable to Noncontrolling Interests	173	192
Net Loss Attributable to AdCare Health Systems, Inc.	(2,350)	(2,558)

Preferred stock dividend	(646)	(306)
Net Loss Attributable to AdCare Health Systems, Inc. Common Stockholders	$(2,996)	$(2,864)

Net loss per Common Share attributable to AdCare Health Systems, Inc.
Common Stockholders -
Basic:
Continuing Operations	$(0.15)	$(0.15)
Discontinued Operations	(0.03)	(0.05)
	$(0.18)	$(0.20)

Diluted:
Continuing Operations	$(0.15)	$(0.15)
Discontinued Operations	(0.03)	(0.05)
	$(0.18)	$(0.20)

Weighted Average Common Shares Outstanding:
Basic	16,916	14,683
Diluted	16,916	14,683
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in 000’s)
(Unaudited)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balances, December 31, 2013	16,016	$48,370	$(39,884)	$(1,634)	$6,852

Stock-based compensation expense	—	513	—	—	513

Exercises of options and warrants	700	2,335	—	—	2,335

Stock issued for converted debt and interest	789	3,518	—	—	3,518

Nonemployee warrants issued in conjunction with debt offering	—	87	—	—	87

Preferred stock dividend	—	—	(646)	—	(646)

Net loss	—	—	(2,350)	(173)	(2,523)
Balances, March 31, 2014	17,505	$54,823	$(42,880)	$(1,807)	$10,136

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000’s)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,523)	$(2,750)
Loss from discontinued operations, net of tax	508	700
Loss from continuing operations	(2,015)	(2,050)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,857	1,720
Warrants issued for services	87	—
Stock-based compensation expense	513	260
Lease expense in excess of cash	62	(35)
Amortization of deferred financing costs	444	499
Amortization of debt discounts and premiums	(20)	193
Derivative gain	—	(2,136)
Loss on debt extinguishment	583	2
Provision for bad debts	929	1,297
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(1,856)	(3,977)
Prepaid expenses and other	(3,530)	(1,804)
Other assets	17	5
Accounts payable and accrued expenses	(2,468)	38
Net cash used in operating activities - continuing operations	(5,397)	(5,988)
Net cash used in operating activities - discontinued operations	(573)	(125)
Net cash used in operating activities	(5,970)	(6,113)

Cash flows from investing activities:
Change in restricted cash and investments and escrow deposits for acquisitions	7,198	(404)
Purchase of property and equipment	(1,582)	(1,186)
Net cash provided by (used in) investing activities - continuing operations	5,616	(1,590)
Net cash (used in) provided by investing activities - discontinued operations	(268)	2,355
Net cash provided by investing activities	5,348	765

Cash flows from financing activities:
Proceeds from debt	3,255	2,372
Proceeds from convertible debt	6,055	—
Repayment on notes payable	(4,839)	(1,277)
Repayment on bonds payable	(3,049)	—
Repayment on convertible debt	(4,014)	—
Change in lines of credit	(736)	416
Debt issuance costs	(444)	(142)
Exercise of warrants and options	2,335	30
Dividends paid on preferred stock	(646)	(306)
Net cash flows (used in) provided by financing activities - continuing operations	(2,083)	1,093
Net cash flows provided by (used in) financing activities - discontinued operations	72	(1,812)
Net cash flows used in financing activities	(2,011)	(719)
Net Change in Cash	(2,633)	(6,067)
Cash, Beginning	19,374	15,937
Cash, Ending	$16,741	$9,870

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$2,457	$2,696
Income taxes	$—	$—
Supplemental disclosure of Non-cash Activities:
Conversions of debt and other liabilities to equity	$2,930	$49
2011 Notes surrendered and cancelled in payment for 2014 Notes	$445	$—
Warrants issued in conjunction with debt offering	$87	$—
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013

NOTE 1.                          SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for a description of all significant accounting policies.
Description of Business

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), owns and operates skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of March 31, 2014, operates 38 facilities comprised of 35 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 4,300 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of March 31, 2014, of the total 38 facilities, the Company owned and operated 25 facilities, leased and operated nine facilities, and managed four facilities for third parties. During the fourth quarter of 2013, Riverchase Village ADK, LLC ("Riverchase"), our consolidated variable interest entity, entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 to sell Riverchase Village (see Note 13 - Variable Interest Entity and Note 16 -Subsequent Events). During the first quarter of 2014, the Company entered into a representation agreement to sell Companions Specialized Care Center, a 102-bed skilled nursing facility located in Tulsa, Oklahoma. These two facilities are reported as discontinued operations (see Note 10—Discontinued Operations).
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2014 and 2013, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC") on March 31, 2014.
The Company operates in one business segment.  These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries.  Controlled subsidiaries include AdCare’s majority owned subsidiaries and one variable interest entity (a "VIE") in which AdCare has control as primary beneficiary.  All inter-company accounts and transactions were eliminated in the consolidation.
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include allowance for doubtful accounts, contractual allowances for Medicaid, Medicare, and managed care reimbursements, deferred tax valuation allowance, fair value of derivative instruments, fair value of employee and nonemployee stock based awards, fair value estimation methods used to determine the assigned fair value of assets and liabilities acquired in acquisitions, and valuation of goodwill and other long-lived assets. Actual results could differ materially from those estimates.

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. Reclassifications were made to March 31, 2013 Consolidated Statements of Operations to reflect the same facilities in discontinued operations for both periods presented.
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
Revenue from the Medicaid and Medicare programs accounted for 86.4% and 86.5% of the Company’s revenue for the three months ended March 31, 2014 and 2013, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the three months ended March 31, 2014 and 2013.
Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against allowance. As of March 31, 2014 and December 31, 2013, management recorded an allowance for uncollectible accounts of $5.4 million and $5.0 million, respectively.
Management Fee Receivables and Revenues

Management fee receivables and revenue are recorded in the month that services are provided. As of March 31, 2014 and December 31, 2013, the Company evaluated collectibility of management fees and determined that no allowance was required.
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
Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB issued ASUs accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods.
In April 2014, the FASB issued an ASU 2014-08 that amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU should be applied prospectively and is effective for the Company for the 2015 annual and interim periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We have not adopted this ASU as of March 31, 2014.
NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of common shares and the weighted-average number of common shares outstanding and includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under subordinated convertible promissory notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from option, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from subordinated convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three months ended March 31, 2014 and 2013, potentially dilutive securities of 9.9 million and 12.2 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.

For the three months ended March 31, 2014 and 2013, no potentially dilutive securities were included in the diluted earnings per share calculation because to do so would be anti-dilutive. The following table provides a reconciliation of net loss for continuing and discontinued operations and the number of common shares used in the computation of both basic and diluted earnings per share:

	Three Months Ended March 31,
	2014			2013
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(2,015)			$(2,050)
Net loss attributable to noncontrolling interests	173			192
Basic loss from continuing operations	$(1,842)	16,916	$(0.11)	$(1,858)	14,683	$(0.13)
Preferred stock dividend	(646)	16,916	$(0.04)	(306)	14,683	$(0.02)
Effect of dilutive securities: Stock options, warrants outstanding and subordinated convertible promissory notes (a)
Diluted loss from continuing operations	$(2,488)	16,916	$(0.15)	$(2,164)	14,683	$(0.15)

Discontinued Operations:
Basic loss from discontinued operations	(508)	16,916	$(0.03)	(700)	14,683	$(0.05)
Diluted loss from discontinued operations	(508)	16,916	$(0.03)	(700)	14,683	$(0.05)

Net Loss Attributable to AdCare:
Basic loss	(2,996)	16,916	$(0.18)	(2,864)	14,683	$(0.20)
Diluted loss	(2,996)	16,916	$(0.18)	(2,864)	14,683	$(0.20)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	March 31,
(Amounts in 000’s)	2014	2013
Outstanding Stock Options	1,728	1,402
Outstanding Warrants - employee	1,876	1,806
Outstanding Warrants - nonemployee	970	1,904
Subordinated Convertible Promissory Notes (a)	5,287	7,124
Total anti-dilutive securities	9,861	12,236

(a) The number of shares of common stock issuable upon conversion of the subordinated convertible promissory notes reflected in the tables above is 120% of the aggregate principal amount of the subordinated convertible promissory notes divided by the current conversion price, which is the number of shares required to be reserved for issuance by the Company under the applicable registration rights agreement.

NOTE 3.                          LIQUIDITY AND PROFITABILITY

For the three months ended and as of March 31, 2014, we had a net loss of $2.5 million and negative working capital of $26.0 million. At March 31, 2014, we had $16.7 million in cash and cash equivalents and $154.1 million in indebtedness, including current maturities and discontinued operations, of which $49.8 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount of $4.0 million that mature in August 2014). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
We estimate that cash flow from operations and other working capital changes will be approximately $8.0 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $5.4 million for the twelve months ending March 31, 2015. We anticipate that scheduled debt service (excluding approximately $6.4 million of bullet maturities due July 2014 and $21.0 million of bullet maturities due in February 2015 that the Company believes will be refinanced on a longer term basis and $4.0 million in outstanding subordinated convertible promissory notes that mature in August 2014, but including principal and interest), will total approximately $16.4 million for the twelve months ending March 31, 2015. We anticipate the conversion to common stock of $4.0 million of the Company's outstanding subordinated convertible promissory notes that mature in August 2014. These promissory notes are convertible into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $3.73 per share from January 1, 2014 through May 5, 2014. As discussed further below, if we were unable to refinance the $6.4 million of bullet maturities due July 2014 or the $21.0 million of bullet maturities due in February 2015, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.
During February and March 2014, the Company issued 693,761 shares of common stock to holders of the Company's warrants dated September 30, 2010 upon conversion at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million. On March 28, 2014, we received net proceeds of approximately $6.3 million from the issuance and sale of the Company's 10% subordinated convertible promissory notes due April 30, 2015. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2014.
Based on existing cash balances, anticipated cash flows for the twelve months ending March 31, 2015, the anticipated refinancing of $6.4 million of bullet maturities due July 2014 and $21.0 million of bullet maturities due February 2015, and the expected conversion of $4.0 million of subordinated convertible promissory notes due August 2014 into shares of common stock, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at March 31, 2014 we have approximately $43.9 million of debt payments and maturities due between April 2015 and March 2018, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, borrowings as required to refinance indebtedness and new sources of equity capital.
In order to satisfy our capital needs, we will seek to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including $6.4 million of bullet maturities due July 2014 and $21.0 million of bullet maturities due February 2015), the subordinated convertible promissory notes due August 2014 are not converted into shares of common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.

NOTE 4.                          RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

(Amounts in 000’s)	March 31, 2014	December 31, 2013
Defeased bonds escrow	$—	$3,138
HUD escrow deposits	69	91
Property tax escrow	85	84
Lender's collection account	161	488
Total current portion	315	3,801

HUD reserve replacement	404	383
Repair and remediation/replacement reserves	30	18
Reserves for capital improvements	1,040	1,481
Restricted investments for other debt obligations	5,492	9,724
Total noncurrent portion	6,966	11,606

Total restricted cash and investments	$7,281	$15,407

NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2014	December 31, 2013
Buildings and improvements	5-40	$131,511	$131,123
Equipment	2-10	12,650	11,987
Land	—	6,799	6,788
Computer related	2-10	3,001	2,980
Construction in process	—	768	270
		154,729	153,148
Less: accumulated depreciation and amortization expense		16,559	14,915
Property and equipment, net		$138,170	$138,233

Depreciation and amortization expense was approximately $1.9 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.  Total depreciation expense and amortization expense excludes $0.1 million and $0.05 million for the three months ended March 31, 2014 and 2013, respectively, that is recognized in loss from discontinued operations.
During December 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia. The impairment charge represents a change in fair value from the carrying value.
During the three months ended March 31, 2014, the Company recorded an impairment of $0.1 million related to an adjustment to the sales price for a 102-bed nursing facility located in Tulsa, Oklahoma, known as Companions Specialized Care Center. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value. The assets and liabilities of Companions Specialized Care Center are included in Assets and Liabilities Held for Sale as of March 31, 2014 (see Note 10 - Discontinued Operations).

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

There have been no impairment adjustments to intangible assets and goodwill during the three months ended March 31, 2014. Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2013
Gross	$38,478	$2,471	$8,824	$49,773
Accumulated amortization	(2,691)	—	(3,935)	(6,626)
Net carrying amount	$35,787	$2,471	$4,889	$43,147

Reclass to held for sale	(1,530)	—	—	(1,530)
Accumulated amortization reclass to held for sale	68	—	—	68
Amortization expense	(308)	—	(211)	(519)

Balances, March 31, 2014
Gross	36,948	2,471	8,824	48,243
	—	—	—	—
Accumulated amortization	(2,931)	—	(4,146)	(7,077)
Net carrying amount	$34,017	$2,471	$4,678	$41,166

Amortization expense for bed licenses included in property and equipment was approximately $0.3 million for each of the three months ended March 31, 2014 and 2013.  Amortization expense for lease rights was approximately $0.2 million for each of the three months ended March 31, 2014 and 2013.
Expected amortization expense for all definite lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2014 (a)	$924	$590
2015	1,232	667
2016	1,232	667
2017	1,232	667
2018	1,232	667
Thereafter	28,165	1,420
Total expected amortization expense	$34,017	$4,678

(a) Estimated amortization expense for the year ending December 31, 2014 includes only amortization to be recorded after March 31, 2014.

The following table summarizes the carrying amount of goodwill at March 31, 2014 compared to December 31, 2013:

(Amounts in 000’s)	March 31, 2014	December 31, 2013
Beginning balances	$4,224	$5,023
Accumulated impairment losses	—	(799)
Ending balances	$4,224	$4,224

The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.

NOTE 7.                          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2014	December 31, 2013
Accrued payroll related	$4,749	$5,204
Accrued employee benefits	4,546	3,712
Real estate and other taxes	1,491	1,543
Other accrued expenses	2,465	2,805
Total accrued expenses	$13,251	$13,264

NOTE 8.                              NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

(Amounts in 000’s)	March 31, 2014	December 31, 2013
Revolving credit facilities and lines of credit (a)	$7,839	$8,503
Senior debt - guaranteed by HUD	4,034	4,063
Senior debt - guaranteed by USDA	27,621	27,763
Senior debt - guaranteed by SBA	5,896	5,954
Senior debt - bonds, net of discount (b)	13,036	16,102
Senior debt - other mortgage indebtedness (c)	74,758	78,408
Other debt	2,921	625
Convertible debt issued in 2010, net of discount	4,000	6,930
Convertible debt issued in 2011	—	4,459
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	6,500	—
Total	$154,105	$160,307
Less: current portion	38,544	26,154
Less: portion included in liabilities of disposal group held for sale (a),(c)	5,226	—
Less: portion included in liabilities of variable interest entity held for sale (b)	6,036	6,034
Notes payable and other debt, net of current portion	$104,299	$128,119

(a)  The revolving credit facilities and lines of credit includes $0.2 million related to the outstanding loan entered into in conjunction with the acquisition of the Companions skilled nursing facility in August 2012.
(b)  The senior debt - bonds, net of discount includes $6.0 million at both March 31, 2014 and December 31, 2013 related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC, revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(c)  The senior debt-other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of March 31, 2014 for each of the next five years and thereafter.  The 2014 maturities include $0.2 million and $5.0 million, respectively, related to the Companions outstanding loans classified as liabilities of disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at March 31, 2014.

(Amounts in 000’s)
2015	$49,985
2016	21,296
2017	33,000
2018	3,638
2019	1,629
Thereafter	44,966
Subtotal	154,514
Less: unamortized discounts ($179 classified as current)	(409)
Total notes and other debt	$154,105

Debt Covenant Compliance

As of March 31, 2014, the Company (including its consolidated variable interest entity) has approximately 36 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of March 31, 2014, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements, including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
Revolving Credit Facilities and Lines of Credit

Gemino Northwest Credit Facility

On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino Healthcare Finance, LLC ("Gemino"). The Northwest Credit Facility provides for a $1.0 million principal amount senior-secured revolving credit facility.
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
On June 25, 2013, Northwest entered into a First Amendment to the Credit Agreement which amended the Northwest Credit Facility. The amendment, among other things: (i) amends certain financial covenants regarding fixed charge coverage ratio and minimum EBITDA; and (ii) amends the credit facility to include the Gemino-Bonterra Credit Facility (discussed below) as an affiliated credit agreement in determining whether certain financial covenants are being met.
On June 28, 2013, two wholly-owned subsidiaries of the Company entered into a Joinder Agreement, Second Amendment and Supplement to Credit Agreement with Northwest and Gemino pursuant to which such subsidiaries became additional borrowers under the Northwest Credit Facility. Pursuant to the joinder, the borrowers granted a continuing security interest in, among other things, their accounts receivables, payment intangibles, chattel paper, general intangibles, collateral relating to any accounts or payment intangibles, commercial lockboxes and cash, as additional collateral under the Northwest Credit Facility. In connection with the execution of the joinder, the borrowers issued an amended and restated revolving promissory note in favor of Gemino in the amount of $1.5 million.
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
As of March 31, 2014, $1.1 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.
Gemino-Bonterra Credit Facility

On September 20, 2012, ADK Bonterra/Parkview, LLC ("Bonterra"), a wholly owned subsidiary of the Company, entered into a Second Amendment to the Credit Agreement with Gemino ("Gemino-Bonterra Credit Facility"), which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino. The Gemino-Bonterra Credit Facility is a secured credit facility for borrowings up to $2.0 million. The amendment extended the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amended certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrues on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuates depending upon the principal amount outstanding.
On December 20, 2012, Bonterra entered into a Third Amendment to the Gemino-Bonterra Credit Facility, which altered the financial covenant in the original credit agreement to exclude the five entities controlled by Christopher Brogdon (Vice Chairman of the Board of Directors, owner of greater than 5% of the outstanding common stock and former Chief Acquisition Officer of the Company, and his wife, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Owners”) that were previously managed by an AdCare subsidiary, under another credit agreement with Gemino from the covenant calculation of maximum loan turn days and acknowledged that Bonterra shall not be obligated, directly or indirectly, for any indebtedness or obligations of the Oklahoma Owners to Gemino.
On May 30, 2013, Bonterra entered into a Fourth Amendment to Credit Agreement with Gemino, which among other things: (i) extends the term of the Gemino-Bonterra Credit Facility from January 31, 2014 to January 31, 2015; (ii) amended certain financial covenants regarding Bonterra’s fixed charge coverage ratio and maximum loan turn days; and (iii) amended the Gemino-Bonterra Credit Facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met.
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
As of March 31, 2014, $1.2 million was outstanding of the maximum borrowing amount of $2.0 million under the Gemino-Bonterra Credit Facility.

Senior Debt—Bonds, net of Discount

Quail Creek

In July 2012, a wholly owned subsidiary of AdCare financed the purchase of a skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing & Rehabilitation Center by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended as of September 1, 2001. The indebtedness under the Loan Agreement and Indenture consisted of a principal amount of $2.8 million. In July of 2012, the purchase price allocation of fair value totaling $3.2 million was assigned to this indebtedness resulting in a $0.4 million premium that was amortized to maturity. The loan was scheduled to mature in August 2016 and accrued interest at a fixed rate of 10.25% per annum. The loan was secured by the Quail Creek Nursing & Rehabilitation Center. On September 27, 2013, the outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account.
Pursuant to the loan agreement and indenture, the outstanding bonds were prepaid on March 3, 2014 at par plus accrued interest in the amount of $3.0 million from the funds that were previously deposited into a restricted defeased bonds escrow account.
Senior Debt - Other Mortgage Indebtedness

Northridge, Woodland Hills and Abington

On March 28, 2014, the Company entered into a Fourth Amendment to Secured Loan Agreement and Payment Guaranty with KeyBank National Association ("KeyBank"), which amended the Secured Loan Agreement between the Company and KeyBank (the "KeyBank Credit Facility"), which amended the KeyBank Credit Facility. Pursuant to the amendment, among other things: (i) KeyBank waives the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014 such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage, and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
As of March 31, 2014, $12.0 million was outstanding under the KeyBank Credit Facility. The Company has $1.9 million of restricted assets related to this loan.

Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010 (the "2010 Notes")

During the three months ended March 31, 2014, holders of the Company's subordinated convertible promissory notes due August 2014 converted approximately $2.9 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock at a price of $3.73 per share. The Company recognized a $0.6 million loss on extinguishment of debt during the three months ended March 31, 2014 related to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock. The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

Date of conversion	Conversion Price	Shares of Common Stock Issued	Debt and Interest Converted
2011:
July	$4.13	18,160	$75,000
November	$3.92	19,132	75,000
Subtotal		37,292	$150,000
2013:
February	$3.73	6,635	$24,749
March	$3.73	6,635	24,749
April	$3.73	67,024	250,000
August	$3.73	284,878	1,062,595
September	$3.73	246,264	918,553
October	$3.73	448,215	1,671,840
November	$3.73	136,402	508,778
December	$3.73	82,326	307,067
Subtotal		1,278,379	$4,768,331
2014:
January	$3.73	788,828	$2,942,328
Total		2,104,499	$7,860,659

Subordinated Convertible Promissory Notes Issued in 2011 (the "2011 Notes")

On March 28, 2014, certain holders of the 2011 Notes with an aggregate principal amount of $0.4 million surrendered and cancelled such 2011 Notes in payment for 2014 Notes (as discussed and defined below) with an equal principal amount. On March 31, 2014, the Company repaid the remaining outstanding principal amount of $4.0 million for the 2011 Notes plus all interest accrued and unpaid under the 2011 Notes (including those 2011 Notes surrendered and cancelled in payment for 2014 Notes).
Subordinated Convertible Promissory Notes Issued in 2014 (the "2014 Notes")

The Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company issued and sold, on March 28, 2014, an aggregate of $6.5 million in principal amount of the 2014 Notes. The 2014 Notes bear interest at 10.0% per annum and such interest is payable quarterly in cash in arrears beginning on June 30, 2014. The 2014 Notes mature on April 30, 2015. The 2014 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.
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
Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, entered into a Subscription Agreement with the Company pursuant to which the Company issued $1.0 million in principal amount of the 2014 Notes. Mr. Fox is a director of Park City Offshore and a director of the Company and beneficial owner of greater than 5% of the outstanding common stock. The 2014 Note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering.
Other Debt

During the three months ended March 31, 2014, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 and maturing on December 31, 2014.  The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with interest ranging from 2.87% to 4.79%.  At March 31, 2014, the outstanding amount was approximately $2.9 million.
NOTE 9.                     ACQUISITIONS

On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC (“Avalon”) to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee.  The Company deposited $0.4 million of earnest money escrow deposits in February 2013.  On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013. In connection with the termination of the Purchase and Sale Agreement, the Company was seeking the return of $0.4 million previously deposited earnest money escrow deposits.  On August 1, 2013, the Company entered into a settlement agreement regarding the return of the $0.4 million previously deposited earnest money escrow deposits. Pursuant to the agreement, the previously deposited earnest money escrow deposits were released and distributed, $0.3 million to the Company and $0.1 million to Avalon, respectively, resulting in the expenditure of approximately $0.1 million in acquisition costs during the three months ended March 31, 2013.  Acquisition costs are recorded  in “Other Income (Expense)” section of the Consolidated Statements of  Operations.  There were no acquisition costs during the three months ended March 31, 2014.
NOTE 10.                       DISCONTINUED OPERATIONS

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
On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia, effective June 30, 2013, relating to two facilities. During the fourth quarter of 2013, Riverchase, our variable interest entity, entered into a sales listing agreement to sell Riverchase Village, the 105-unit assisted living facility located in Hoover, Alabama, to exit the operations. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 to sell Riverchase Village (see Note 16 -Subsequent Events). During the first quarter of 2014, the Company executed a representation agreement to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma to exit the operations. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, and the skilled nursing facility in Tulsa, Oklahoma are reported as discontinued operations in 2014 and 2013.
On February 28, 2013, the Company completed the sale of the facility known as Lincoln Lodge Retirement Residence and used the proceeds to pay the principal balance of the HUD mortgage note with respect to the facility of $1.9 million. The

Company recognized a gain on the sale of approximately $0.1 million and cash proceeds, net of costs and debt payoff, of $0.6 million.
The following table summarizes the activity of discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in 000’s)	2014	2013
Total revenues from discontinued operations	$1,499	$3,798
Net loss from discontinued operations	$(508)	$(700)
Interest expense, net from discontinued operations	$261	$326
Gain on disposal of assets from discontinued operations	$—	$187

Assets and liabilities of the disposal groups held for sale at March 31, 2014 and December 31, 2013 are as follows:

(Amounts in 000’s)	March 31, 2014	December 31, 2013
Property and equipment, net	$5,418	$400
Other assets	1,186	—
Assets of disposal group held for sale	$6,604	$400

Mortgage payable	$5,000	$—
Line of credit	226	—
Liabilities of disposal group held for sale	$5,226	$—

Certain assets of Companions Specialized Care Center have been reclassifed to Assets of disposal group held for use at December 31, 2013, and are shown in the table below:

Amounts in (000's)	December 31, 2013
Property and equipment, net	$5,135
Assets of disposal group held for use	$5,135
Assets and liabilities of the variable interest entity held for sale at March 31, 2014 and December 31, 2013 are as follows:

Amounts in (000's)	March 31, 2014	December 31, 2013
Property and equipment, net	$5,893	$5,893
Other assets	$42	$52
Assets of variable interest entity held for sale	$5,935	$5,945

Bonds payable	$6,036	$6,034
Liabilities of variable interest entity held for sale	$6,036	$6,034

NOTE 11.                       PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock Offerings

On October 28, 2013, the Company sold 500,000 shares of its Series A Preferred Stock at $25 per share in a registered public offering. The Company received proceeds from the offering of $11.3 million after deducting underwriting discounts and other offering-related expenses of $1.2 million. The liquidation preference of the Series A Preferred Stock is $25 per share.

Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25 liquidation preference per share. The dividend rate may increase under certain circumstances.
On November 7, 2012, the Company sold 450,000 shares of its Series A Preferred Stock offered at $23 per share in a registered public offering. The Company received proceeds from the offering of $9.2 million after deducting underwriting discounts and other offering-related expenses of $1.2 million. The liquidation preference of the Series A Preferred Stock is $25 per share. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25 liquidation preference per share. The dividend rate may increase under certain circumstances.
Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances. The Company may not redeem the Series A Preferred Stock before December 1, 2017, except the Company is required to redeem the Series A Preferred Stock following a "Change of Control," as defined in the Company's Articles of Incorporation. On and after December 1, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25 per share, plus any accrued and unpaid dividends to the redemption date.
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
NOTE 12.                       STOCK BASED COMPENSATION

For the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2014	2013
Employee compensation:
Stock options	$182	$154
Employee warrants	41	32
Management restricted stock	34	—
Total employee stock-based compensation expense	$257	$186
Non-employee compensation
Board restricted stock	$191	$74
Board stock options	54	—
Subtotal non-employee stock-based compensation expense	$245	$74
Amortization of prepaid services	11	—
Total non-employee stock-based compensation expense	$256	$74
Total stock-based compensation expense	$513	$260

Stock Incentive Plans

The Company has three equity-based compensation plans: the AdCare Health Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”), the 2005 Stock Option Plan of AdCare Health Systems, Inc. (the “2005 Plan”) and the 2004 Stock Option Plan of AdCare Health Systems, Inc. (the “2004 Plan”) which provide for the granting of qualified incentive and non-qualified stock options to employees, directors, consultants and advisors. The 2011 Plan also permits the granting of restricted stock to employees, directors, consultants and advisors.  The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2011 Plan to make future grants. The 2004 Plan expired on March 31, 2014. The number of options under the 2005 Plan outstanding at March 31, 2014 was 25,046.  The maximum number of shares of common stock which can be issued under the 2011 Plan is 2,152,500 at March 31, 2014.
The fair value of options and warrants granted by the Company is estimated on the date of grant using the Black-Scholes-Merton option-pricing model which uses assumptions for expected volatility, expected dividend yield, expected term, and the risk-free interest rate.  Expected volatilities are based on historical volatility of the common stock.  The term of employee options and warrants granted is based on historical exercises of employee options and warrants.  The term of non-employee warrants is based on the term of the associated contract.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term as described.
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the three months ended March 31, 2014 and 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Three Months Ended March 31,
	2014	2013
Expected volatility	51.0%	46.2%
Expected life (in years)	5.2	6.5
Expected dividend yield	—	—
Risk-free interest rate	1.73%	1.09%
The weighted-average grant date fair value for options granted during the three months ended March 31, 2014 was approximately $2.00.
The assumptions used in calculating the fair value of non-employee common stock options and warrants granted during the three months ended March 31, 2014 and 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Three Months Ended March 31,
	2014	2013
Expected volatility	51.0%	n/a
Expected life (in years)	5.0	n/a
Expected dividend yield	—	n/a
Risk-free interest rate	1.74%	n/a
The weighted-average grant date fair value for warrants granted during the three months ended March 31, 2014 was approximately $1.79.
Employee Common Stock Options

Activity with respect to employee stock options is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2013	1,804	$4.54
Granted	30	$4.33
Exercised	(6)	$1.30
Unvested options forfeited or cancelled	(65)	$3.99
Vested options expired	(35)	$4.09
Outstanding, March 31, 2014	1,728	$4.58	7.4	$254
Vested at March 31, 2014	668	$4.70	5.8	$140
Vested or expected to vest at March 31, 2014 (a)	1,557	$4.62	7.3	$236

(a) Includes forfeiture adjusted unvested shares.

Total unrecognized compensation expense related to non-vested stock options at March 31, 2014, was approximately $1.2 million and is expected to be recognized over a weighted-average period of 1.7 years.

The following summary information reflects stock options outstanding, vested and expected to vest, and related details as of March 31, 2014:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Expected to Vest (000's)	Weighted Average Exercise Price
$1.30	25	1.2	$1.30	25	$1.30
$1.31 - $3.99	630	6.2	$3.93	575	$3.93
$4.00 - $4.30	523	9.1	$4.12	434	$4.12
$4.31 - $4.99	180	9.0	$4.76	154	$4.79
$5.00 - $7.62	370	6.9	$6.45	369	$6.45
Total	1,728	7.4	$4.58	1,557	$4.62
 Employee Common Stock Warrants
Activity with respect to employee common stock warrants is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2013	1,876	$3.09
Granted	—	$—
Exercised	—	$—
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	—	$—
Outstanding, March 31, 2014	1,876	$3.09	4.6	$2,193
Vested at March 31, 2014	1,701	$2.90	4.2	$2,185
Vested or expected to vest at March 31, 2014 (a)	1,859	$3.07	4.5	$2,192

(a) Includes forfeiture adjusted unvested shares.

Total unrecognized compensation expense related to non-vested employee stock warrants at March 31, 2014, was approximately $0.2 million and is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock

Activity with respect to restricted stock is summarized as follows:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2013	314	$3.31
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2014	314	$3.31

Total unrecognized compensation expense related to non-vested restricted stock at March 31, 2014, was approximately $0.3 million and is expected to be recognized over a weighted-average period of 1.4 years.

Non-employee Common Stock Warrants

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
On March 28, 2014, the Company issued to the placement agents in the Company’s offering of the 2014 Notes, as partial compensation for serving as placement agents in such offering, five-year warrants to purchase an aggregate of 48,889 shares of common stock at an exercise price of $4.50 per share. The exercise price of the warrants is subject to certain anti-dilution adjustments. The warrants were issued, and the shares of common stock issuable upon exercise of the warrants will be issued, without registration under the Securities Act in reliance upon the exemption from registration set forth in Rule 506(b) of Regulation D promulgated pursuant to Section 4(a)(2) of the Securities Act. The Company based such reliance upon representations made by the placement agents to the Company regarding lack of general solicitation and the placement agents’ investment intent, sophistication and status as an “accredited investor,” as defined in Regulation D, among other things.
Activity with respect to nonemployee common stock warrants is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2013	1,989	$3.84
Granted	49	$4.50
Exercised	(694)	$3.57
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	(325)	$4.51
Outstanding, March 31, 2014	1,019	$3.85	2.0	$340
Vested at March 31, 2014	1,019	$3.85	2.0	$340
Vested or expected to vest at March 31, 2014 (a)	1,019	$3.85	2.0	$340
(a) Includes forfeiture adjusted unvested shares.

The table below reflects the outstanding options and warrants by exercise price

Options (000's)	Employee Warrants (000's)	Non-employee Warrants (000's)	Exercise Price
	204		$1.04
25			$1.30
		16	$1.73
	199		$1.93
	222		$2.57
	241		$2.59
	222		$3.43
	116		$3.46
	276		$3.75
		50	$3.80
		748	$3.81
32			$3.86
498	105		$3.93
100		85	$3.96
20			$4.05
346			$4.06
		55	$4.08
32			$4.11
126			$4.30
	116		$4.32
30			$4.33
		16	$4.37
		49	$4.50
	105		$4.58
25			$4.61
125			$4.90
55			$5.22
105			$5.71
	70		$5.90
105			$6.67
105			$7.62
1,728	1,876	1,019

NOTE 13. .                      VARIABLE INTEREST ENTITY

As further described in Note 14 to our Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company has certain variable interest entities that are required to be consolidated because AdCare has control as primary beneficiary. A “primary beneficiary” is the party in a VIE that has both of the following characteristics:  (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
On June 22, 2013, the Company and Riverchase, an entity which is owned and controlled by Christopher Brogdon (the Company’s Vice Chairman and a greater than 5% beneficial owner of the common stock) and which is our variable interest entity, agreed to mutually terminate the five-year year management agreement, dated June 22, 2010.  Riverchase owns Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama.  Pursuant to the management agreement, a subsidiary of the Company supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility.

On June 22, 2013, a wholly owned subsidiary of the Company and Mr. Brogdon amended that certain Option Agreement, dated June 22, 2010 (the “Option Agreement”), pursuant to which the Company has the exclusive and irrevocable right to acquire (the “Riverchase Option”) from Mr. Brogdon all of the issued and outstanding membership interests in Riverchase, which owns the Riverchase Village facility. The amendment extended the Riverchase Option from June 22, 2013 to June 22, 2014.
During the fourth quarter of 2013, Riverchase entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 (see Note 16 - Subsequent Events).
On March 3, 2014, AdCare and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014, with Mr. Brogdon and entities controlled by Mr. Brogdon, which amends the Option Agreement to: (i) extend the Riverchase Option until June 22, 2015; and (ii) reduce the purchase price for the exercise of the Riverchase Option to $1.00. Furthermore, the letter agreement provides that, upon the closing of the sale of the Riverchase Village facility to an arms-length third party purchaser, regardless of whether the Company has exercised the Riverchase Option, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds shall be paid to the Company; (b) the remaining net sales proceeds shall be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under a promissory note issued by Mr. Brogdon in favor of the Company in the principal amount of $523,663, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds shall be paid to the Company.
The following summarizes the assets and liabilities of the variable interest entity included in the consolidated balance sheets:

(Amounts in 000’s)	March 31, 2014	December 31, 2013
Cash	$(47)	$11
Accounts receivable	51	92
Assets of variable interest entity held for sale	5,935	5,945
Other assets	362	371
Total assets	$6,301	$6,419

Accounts payable	$1,807	$1,791
Accrued expenses	265	228
Liabilities of variable interest entity held for sale	6,036	6,034
Noncontrolling interest	(1,807)	(1,634)
Total liabilities and equity	$6,301	$6,419

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
Operating Leases

     The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  Facility rent expense totaled $1.8 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.

Five of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years into 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults and is in compliance as of March 31, 2014.
Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of March 31, 2014, the Company is in compliance with all financial and administrative covenants of this lease agreement.
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
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of March 31, 2014, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon (Vice Chairman of the Board of Directors, owner of greater than 5% of the outstanding commons stock and former Chief Acquisition Officer of the Company) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Owners”) that were previously managed by an AdCare subsidiary (the "Oklahoma Facilities". The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.  On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regarding the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants. On April 4, 2014, the Company responded to the amended complaint and filed a motion to dismiss the case and is waiting on a decision by the court. The trial is scheduled to begin in January 2015. The Company believes that the complaint is without merit and intends to vigorously defend itself against the claims set forth therein.
On October 2, 2013, the Company responded to certain letters received from Georgia Department of Community Health ("GDCH") in September 2013 requesting payment of past due provider fees totaling $1.2 million for certain nursing facilities for periods prior to the Company's operation of the facilities. The Company does not believe it is responsible for payment of these past due provider fees and has requested a final determination from GDCH confirming that it is not responsible for paying the fees described in the letters.
On March 7, 2014, the Company responded to a letter received from the Ohio Attorney General ("OAG") dated February 25, 2014 demanding repayment of approximately $1.0 million as settlement for alleged improper Medicaid payments related to seven Ohio facilities affiliated with the Company. The OAG alleged that the Company had submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws. The Company intends to defend itself against the claims. The Company has not recorded a liability for this matter because the liability, if any, and outcome can not be determined at this time.

As of March 31, 2014, the Company is owed approximately $1.1 million from a prior owner of a certain 118-bed skilled nursing facility located in Oklahoma City, Oklahoma and has submitted the matter to a commercial arbitrator in order to resolve the issue.  The Company has not recorded a reserve against this receivable because the Company believes the amount will be collected.
Income Tax Examination
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. To date, the IRS has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction.
NOTE 15.                       RELATED PARTY TRANSACTIONS

Park City Capital
Park City Capital Offshore, an affiliate of Michael J. Fox, entered into a Subscription Agreement with the Company pursuant to which the Company issued $1.0 million in principal amount of the 2014 Convertible Notes (for further discussion see Note 8 - Notes Payable and Other Debt). Mr. Fox is a director of Park City Offshore and a director of the Company and beneficial owner of greater than 5% of the outstanding common stock. The 2014 Convertible Note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering.
NOTE 16.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.
Purchase Agreement - Riverchase
On April 1, 2014, Riverchase, the Company's consolidated variable interest entity, entered into a purchase agreement to sell the Riverchase Village facility to an independent third party, subject to certain closing conditions.
Consulting Agreement
On May 6, 2014, the Company and Mr. Brogdon (the Company’s Vice chairman and greater than 5% beneficial owner of the common stock) entered into an Amendment to Consulting Agreement (the “Consulting Agreement Amendment”), which amends that certain Consulting Agreement, dated December 31, 2012, between the Company and Mr. Brogdon (the “Consulting Agreement”), to restructure and reduce amounts payable to Mr. Brogdon thereunder. As a result of the Consulting Agreement Amendment:

•
Mr. Brogdon will no longer receive a monthly retainer ($15,000 in 2014, originally scheduled to increase to $20,000 in 2015) but instead will receive an aggregate consulting fee equal to $400,000 (the “Consulting Fee”), payable as described below.

•
The success fee Mr. Brogdon is entitled to receive for each potential acquisition identified by Mr. Brogdon which the Company completes will increase from $20,000 to $25,000 (the “Success Fee”); provided, however, that the Success Fee shall not exceed $160,000 in any calendar year without a majority vote of the Board of Directors.

•
The fee originally payable to Mr. Brogdon upon termination of the Consulting Agreement without cause (approximately $550,000 for such termination prior to a change of control and approximately $1.1 million for such termination within six months after a change of control) has been eliminated. Instead, Mr. Brogdon will receive a fee of $500,000 if a change of control occurs on or before May 1, 2015 (the “Change of Control Fee”) and the Consulting Agreement has not been earlier terminated. If a change of control occurs after May 1, 2015, no Change of Control Fee is payable.

•
The Consulting Agreement will terminate immediately upon a change of control and the unpaid portion of the Consulting Fee, any accrued and unpaid Success Fee and the Change of Control Fee (if applicable) will be paid to Mr. Brogdon upon the closing of the change of control.

•	The Consulting Agreement will continue indefinitely until terminated by either party for cause (subject to a cure period) or by Mr. Brogdon without cause.

The Consulting Fee is payable by the Company to Mr. Brogdon as follows: (x) a one-time payment of $100,000 on May 6, 2014; and (y) monthly payments of $15,000 commencing on June 1, 2014 and continuing each month thereafter until the Consulting Fee is paid in full. Notwithstanding the foregoing, if the Riverchase Village facility (which is owned by an entity which is owned and controlled by Mr. Brogdon) is sold prior to September 1, 2014, then the amount of the unpaid Consulting Fee will be reduced by (and offset against) the aggregate principal balance owed by Mr. Brogdon to the Company (the “outstanding balance”) under the promissory note executed by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with any remaining balance of the Consulting Fee owed to Mr. Brogdon to be paid in cash at closing. The “outstanding balance” will be determined after the application of the net sales proceeds from the sale of the Riverchase Village facility pursuant to the terms of the agreement between AdCare, certain of its subsidiaries, Mr. Brogdon and certain entities controlled by him, dated as of February 28, 2014.
If the sale of the Riverchase Village facility is not completed prior to September 1, 2014, then balance of the Consulting Fee owed to Mr. Brogdon by the Company will be offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note.
Termination of Sublease
On May 6, 2014, ADK Administrative Property, LLC, a wholly owned subsidiary of the Company (“ADK Admin”), and Winter Haven Homes, Inc. (“Winter Haven”), an entity controlled by Mr. Brogdon, entered into a Sublease Termination Agreement, pursuant to which ADK Admin and Winter Haven will terminate, effective as of May 31, 2014, that certain Sublease Agreement between them dated as of May 1, 2011. Pursuant to the Sublease Agreement, ADK Admin subleases from Winter Haven certain office space located at Two Buckhead Plaza, Atlanta, Georgia, with rent of approximately $5,000 payable monthly through November 2018. The Sublease Termination Agreement terminates, as of May 31, 2014, all obligations of ADK Admin under the Sublease Agreement, including all obligations to pay rent. Winter Haven agreed to the termination of the Sublease Agreement in consideration for a portion of the amounts payable to Mr. Brogdon pursuant to the Consulting Agreement Amendment.
For a further description of the Company’s relationship with Mr. Brogdon, see the information set forth in: (i) the section entitled “Note to Consolidated Financial Statements - Note 19. Related Party Transactions” and “Note to Consolidated Financial Statements - Note 20. Subsequent Events” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013; and (ii) the section entitled “Certain Information and Related Party Transactions” of the Company’s Proxy Statement on Schedule 14A filed with the SEC on October 29, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), own and operate skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of March 31, 2014, operates 38 facilities comprised of 35 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 4,300 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of March 31, 2014, of the total 38 facilities, the Company owned and operated 25 facilities, leased and operated nine facilities, and managed four facilities for third parties. As part of the Company’s strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities. During the fourth quarter of 2013, Riverchase Village ADK, LLC ("Riverchase"), our consolidated variable interest entity, entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 (see Note 13 - Variable Interest Entity and Note 16 - Subsequent Events). During the first quarter of 2014, the Company executed a representation agreement to sell Companions Specialized Care Center ("Companions"), a 102-bed skilled nursing facility located in Tulsa, Oklahoma to exit the operations. The home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, and the skilled nursing facility in Tulsa, Oklahoma are reported as discontinued operations (see Note 10 - Discontinued Operations).
The Company owns and manages skilled nursing facilities (“SNF”) and assisted living facilities.  The Company delivers skilled nursing and assisted living services through wholly owned separate operating subsidiaries.  During the first quarter of 2014, the Company discontinued management services on eight facilities, bringing our Company’s total bed count to 4,253 at March 31, 2014.  The following tables provide summary information regarding our facility composition.

	March 31, 2014	March 31, 2013
Cumulative number of facilities	38	45
Cumulative number of operational beds	4,253	4,556

		Number of Facilities at
		March 31, 2014
State	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	Total
Alabama	304	2	—	—	2
Arkansas	1,041	10	—	—	10
Georgia	1,640	4	7	1	12
Missouri	80	—	1	—	1
North Carolina	106	1	—	—	1
Ohio	705	4	1	3	8
Oklahoma	197	2	—	—	2
South Carolina	180	2	—	—	2
Total	4,253	25	9	4	38

Facility Type
Skilled Nursing	4,058	23	9	3	35
Assisted Living	112	2	—	—	2
Independent Living	83	—	—	1	1
Total	4,253	25	9	4	38

Liquidity

For the three months ended and as of March 31, 2014, we had a net loss of $2.5 million and negative working capital of $26.0 million. At March 31, 2014, we had $16.7 million in cash and cash equivalents and $154.1 million in indebtedness, including current maturities and discontinued operations, of which $49.8 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount of $4.0 million that mature in August 2014). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
We estimate that cash flow from operations and other working capital changes will be approximately $8.0 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $5.4 million for the twelve months ending March 31, 2015. We anticipate that scheduled debt service (excluding approximately $6.4 million of bullet maturities due July 2014 and $21.0 million of bullet maturities due in February 2015 that the Company believes will be refinanced on a longer term basis and $4.0 million in outstanding subordinated convertible promissory notes that mature in August 2014, but including principal and interest), will total approximately $16.4 million for the twelve months ending March 31, 2015. We anticipate the conversion to common stock of $4.0 million of the Company's outstanding subordinated convertible promissory notes that mature in August 2014. These promissory notes are convertible into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $3.73 per share from January 1, 2014 through May5, 2014. As discussed further below, if we were unable to refinance the $6.4 million of bullet maturities due July 2014 or the $21.0 million of bullet maturities due in February 2015, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.
During February and March 2014, the Company issued 693,761 shares of common stock to holders of the Company's warrants dated September 30, 2010 upon conversion at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million. On March 28, 2014, we received net proceeds of approximately $6.3 million from the issuance and sale of the Company's 10% subordinated convertible promissory notes due April 30, 2015. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2014.
Based on existing cash balances, anticipated cash flows for the twelve months ending March 31, 2015, the anticipated refinancing of $6.4 million of bullet maturities due July 2014 and $21.0 million of bullet maturities due February 2015, and the expected conversion of $4.0 million of subordinated convertible promissory notes due August 2014 into shares of common stock, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at March 31, 2014 we have approximately $43.9 million of debt payments and maturities due between April 2015 and March 2018, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, borrowings as required to refinance indebtedness and new sources of equity capital.
In order to satisfy our capital needs, we will seek to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including $6.4 million of bullet maturities due July 2014 and $21.0 million of bullet maturities due February 2015), the subordinated convertible promissory notes due August 2014 are not converted into shares of common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.
Acquisitions

The Company has embarked on a strategy to grow its business through acquisitions and leases of senior care facilities and businesses providing services to those facilities.
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
The Company incurred acquisition costs of approximately $0.1 million during the three months ended March 31, 2013.  There were no acquisitions costs during the three months ended March 31, 2014. Acquisition costs are recorded in “Other Income (Expense)” section of the consolidated statements of operations.
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
On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities. During the fourth quarter of 2013, Riverchase, our consolidated variable interest entity, entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 (see Note 16 -Subsequent Events). During the first quarter of 2014, the Company executed a representation agreement to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma to exit the operations. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, and the skilled nursing facility in Tulsa, Oklahoma are reported as discontinued operations in 2014 and 2013.
On February 28, 2013, the Company completed the sale of the facility known as Lincoln Lodge Retirement Residence and used the proceeds to pay the principal balance of the HUD mortgage note with respect to the facility of $1.9 million. The Company recognized a gain on the sale of approximately $0.1 million and cash proceeds, net of costs and debt payoff, of $0.6 million.
The following table summarizes the activity of Discontinued Operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in 000’s)	2014	2013
Total revenues from discontinued operations	$1,499	$3,798
Net loss from discontinued operations	$(508)	$(700)
Interest expense, net from discontinued operations	$261	$326
Gain on disposal of assets from discontinued operations	$—	$187

Primary Performance Indicators

The Company owns and manages skilled nursing facilities and assisted living facilities, and delivers its services through wholly owned separate operating subsidiaries.
The Company focuses on two primary indicators in evaluating its financial performance. Those indicators are facility occupancy and patient mix. Facility occupancy is critical, since higher occupancy generally leads to higher revenues. In addition, concentrating on increasing the number of Medicare covered admissions (“the patient mix”) helps in increasing revenues. The Company includes commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in the Company’s Medicare utilization percentages and analysis. The Company also evaluates “Same Facilities” and “Recently Acquired Facilities” results. Same Facilities represent those owned and leased facilities the Company began to operate prior to January 1, 2013. Recently Acquired Facilities results represents those owned and leased facilities the Company began to operate subsequent to January 1, 2013. For the three months ended March 31, 2014 and 2013, all facilities are considered to be Same Facilities.
Patient mix at the Company’s skilled nursing facilities for the three months ended March 31, 2014 and 2013 was as follows:

	Patient Mix (SNF only)
	Three Months Ended March 31,
	2014	2013
Medicare	15.4%	16.4%
Medicaid	71.0%	70.2%
Other	13.6%	13.4%
Total	100.0%	100.0%

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
The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012, extended the Medicare Part B outpatient therapy cap exceptions process through December 31, 2012. The statutory Medicare Part B outpatient therapy cap for occupational therapy (“OT”) was $1,880 for 2012, and the combined cap for physical therapy (“PT”) and speech-language pathology services (“SLP”) was also $1,880 for 2012. This is the annual per beneficiary therapy cap amount determined for each calendar year. Similar to the therapy cap, Congress established a threshold of $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services. All therapy services rendered above the $3,700 amount are subject to manual medical review and may be denied unless pre-approved by the provider’s Medicare Administrative Contractor. The law requires an exceptions process to the therapy cap that allows providers to receive payment from Medicare for medically necessary therapy services above the therapy cap amount. Beginning October 1, 2012, some therapy providers may submit requests for exceptions (pre-approval for up to 20 therapy treatment days for beneficiaries at or above the $3,700 threshold) to avoid denial of claims for services above the threshold amount. The $3,700 figure is the defined threshold that triggers the provision for an exception request. Prior to October 1, 2012, there was no provision for an exception request when the threshold was exceeded.
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
On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase is attributable to a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% multi-factor productivity adjustment as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. For fiscal year 2012 (most recent available fiscal year), the projected market basket percentage change exceeds the actual market basket percentage change by 0.51%. The 2014 Medicare payment rates for skilled nursing facilities were effective on October 1, 2013.
On May 1, 2014, CMS issued a proposed rule outlining proposed fiscal year 2015 (which begins October 1, 2014) Medicare payment rates for skilled nursing facilities.    Based on proposed changes contained within this rule, CMS projects that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0%, from payments in fiscal year 2014 (which began October 1, 2013), which represents a higher update factor than the 1.3% update finalized for skilled nursing facilities in fiscal year 2014. This estimated increase is attributable to 2.4% market basket increase, reduced by the 0.4 percentage point multifactor productivity adjustment required by law.
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

Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31, 2014
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	67.4%	8.0%	$3,745	$408.47	$174.60
Arkansas	1,009	1,009	66.1%	18.7%	$13,670	$456.36	$165.35
Georgia	1,379	1,379	87.2%	14.9%	$23,211	$464.25	$157.98
Missouri	80	80	72.0%	12.1%	$977	$431.06	$138.18
North Carolina	106	106	69.8%	13.0%	$1,489	$464.76	$161.30
Ohio	293	293	85.1%	16.2%	$5,204	$442.94	$164.01
Oklahoma	197	197	67.9%	17.2%	$2,459	$418.58	$145.09
South Carolina	180	180	86.1%	14.9%	$2,960	$447.70	$164.18
Total	3,548	3,548	77.4%	15.4%	$53,715	$453.82	$161.12

	For the Three Months Ended March 31, 2013
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	73.2%	12.3%	$3,834	$395.20	$167.36
Arkansas	1,009	1,009	60.1%	18.0%	$12,480	$431.35	$173.62
Georgia	1,379	1,379	88.5%	16.5%	$23,737	$451.66	$158.46
Missouri	80	80	72.3%	15.6%	$993	$442.05	$133.93
North Carolina	106	106	82.1%	16.5%	$1,766	$455.00	$161.83
Ohio	293	293	85.5%	18.1%	$5,506	$451.47	$168.02
Oklahoma	197	197	73.6%	16.8%	$2,625	$439.50	$138.88
South Carolina	180	180	78.9%	11.7%	2,558	413.93	162.59
Total	3,548	3,548	77.0%	16.4%	$53,499	$441.07	$162.30

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
There have been no significant changes during the three months ended March 31, 2014 to the items that the Company disclosed as its critical accounting policies and use of estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Same and Recently Acquired Facility Occupancy and Revenue Analysis:

	Average Occupancy
	Three Months Ended March 31,
	2014	2013
Same Facilities (a)	77.4%	77.0%

	Total Revenues
	Three Months Ended March 31,
(Amounts in 000’s)	2014	2013
Same Facilities (a)	$54,450	$54,170

(a) "Same Facilities" results represent those owned and leased facilities we began operating on and prior to January 1, 2013

Comparison for the three months ended March 31, 2014 and 2013

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

	Three Months Ended March 31,		Increase (Decrease)
(Amounts in 000’s)	2014	2013	Amount	Percent
Revenues:
Patient care revenues	$54,450	$54,170	$280	1%
Management revenues	482	510	(28)	(5)%
Total revenues	54,932	54,680	252	—%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	45,450	46,007	(557)	(1)%
General and administrative expenses	4,560	4,928	(368)	(7)%
Audit committee investigation expense	—	1,134	(1,134)	—%
Facility rent expense	1,759	1,737	22	1%
Depreciation and amortization	1,857	1,720	137	8%
Total expense	53,626	55,526	(1,900)	(3)%
Income (loss) from Operations	1,306	(846)	2,152	254%
Other Income (Expense):
Interest expense, net	(2,622)	(3,169)	(547)	17%
Acquisition costs, net of gains	—	(91)	(91)	—%
Derivative gain	—	2,136	2,136	—%
Loss on extinguishment of debt	(583)	(2)	581	(29,050)%
Other expense	(108)	—	108	—%
Total other expense, net	(3,313)	(1,126)	2,187	(194)%
Loss from Continuing Operations Before Income Taxes	(2,007)	(1,972)	35	(2)%
Income tax expense	(8)	(78)	(70)	90%
Loss from Continuing Operations	$(2,015)	$(2,050)	$(35)	2%

Patient Care Revenues—Total patient care revenues increased by $0.3 million, or 1% for the three months ended March 31, 2014 as compared with the same period in 2013.  The increase was primarily due to a slight increase in the skilled facility occupancy rate from 77.0% to 77.4%, an increase in the skilled facility average Medicare reimbursement rate per patient day from $441.07 to $453.82, or 2.9%, partially offset by the decrease in the skilled patient mix percentage from 16.4% to 15.4%, and a decrease in the skilled facility average Medicaid reimbursement rates per patient day from $162.30 to $161.12, or (0.7)%.
Management Revenues—Management revenues (net of eliminations) was approximately $0.5 million for both the three months ended March 31, 2014 and 2013,.
Cost of Services—Cost of services decreased by $0.6 million, or 1%, during the three months ended March 31, 2014, as compared with the same period in 2013.  The decrease is primarily due to the decrease of approximately $0.3 million in employee benefits expense and approximately $0.4 million in bad debt expense offset by an increase of approximately $0.1 million for regulatory expenses. Cost of services as a percentage of patient care revenue decreased from 84.9% at March 31, 2013 to 83.5% at March 31, 2014.  The decrease in cost of services as a percentage of patient care revenue is primarily due to the progress the Company has made in its cost reduction optimization strategy in the operations of the facilities.
General and Administrative—General and administrative costs decreased by $0.3 million to $4.6 million for the three months ended March 31, 2014, compared with $4.9 million for the same period in 2013. The decrease is primarily due to the following: (i) decrease in salaries, wages and employee benefits expense of approximately $0.2 million; (ii) decrease of approximately $0.1 million in accounting and auditing expense; (iii) decrease of approximately $0.1 million in contract services expense; (iii) decrease of approximately $0.1 million in repair and maintenance expense, partially offset by an increase of approximately $0.2 million in non-employee stock compensation amortization expense.  As a percentage of revenue, general and administrative costs declined to 8.3% for the three months ended March 31, 2014, compared with 9.0% for the same period in 2013, reflecting increased leverage of the Company’s fixed costs over the scale of expanding operations from acquisitions.
Audit Committee Investigation Expense—As previously disclosed, the Audit Committee, in consultation with management, concluded in 2013 that: (i) the Company’s previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the “Relevant Financial Statements”) should no longer be relied upon due to errors in the Relevant Financial Statements identified in connection with the audit of the Company’s financial statements for the year ended December 31, 2012; and (ii) the Company would restate the Relevant Financial Statements. The Audit Committee initiated a further review of, and inquiry with respect to, the accounting and financial issues related to these and other potential errors and engaged counsel to assist the Audit Committee with such matters.  The Audit Committee completed its inquiry and, in connection therewith, assisted in the correction of certain errors relating to accounting and financial matters and identified certain material weaknesses in the Company’s internal control over financial reporting, including weakness in the Company’s ability to appropriately account for complex or non-routine transactions and in the quality and sufficiency of the Company’s finance and accounting resources. On July 8, 2013, the Company restated the Relevant Financial Statements by filing with the SEC amendments to its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.
In connection with the restatement process and the Audit Committee’s review and inquiry during 2013, the Company incurred significant professional services costs and other expenses which have been recognized as a special charge totaling approximately $1.1 million for the three months ended March 31, 2013.
Facility Rent Expense—Facility rent expense was approximately $1.7 million for both the three months ended March 31, 2014 and 2013.

Depreciation and Amortization—Depreciation and amortization for the three months ended March 31, 2014 increased by $0.1 million to $1.8 million, compared to $1.7 million for the same period in 2013. During March 2014, we recognized an impairment charge of $0.1 million to write down the carrying value of a certain 102-bed skilled nursing facility located in Tulsa, Oklahoma. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.
Interest Expense, net—Interest expense, net decreased by $0.5 million, or 17%, to $2.6 million for the three months ended March 31, 2014, compared with $3.2 million for the same period in 2013. The decrease is primarily due to the holders of the Company's subordinated convertible promissory notes due August 2014 conversion of approximately $4.8 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock and the repayment of the outstanding bonds on March 3, 2014 at par plus accrued interest in the amount of $3.1 million from funds that were previously deposited into a restricted defeased bonds escrow account.

Acquisition Costs, net of Gains—The Company did not incur an expense for acquisition costs for the three months ended March 31, 2014 as a result of limited acquisition activity. This was a decrease of $0.1 million, compared with the same period in 2013.
Derivative Gain —For the three months ended March 31, 2014, there was no derivative gain compared to $2.1 million for the three months ended March 31, 2013. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the year in comparison to the beginning of the year. The Company amended the debt instruments in October 2013 to eliminate the derivative feature, among other items. Consequently, the fair value of the derivative instrument was eliminated as of October 2013.
Loss on Extinguishment of Debt — The Company recognized a $0.6 million loss on extinguishment of debt during the three months ended March 31, 2014 compared with the same period in 2013 due to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock.
Income Tax Expense—The Company recognized an income tax expense for the three months ended March 31, 2014, of $0.01 million, compared with an income tax expense of $0.1 million for the same period in 2013.  Income tax expense for the Company is related to state and local taxes.
Liquidity and Capital Resources

For the three months ended and as of March 31, 2014, we had a net loss of $2.5 million and negative working capital of $26.0 million. At March 31, 2014, we had $16.7 million in cash and cash equivalents and $154.1 million in indebtedness, including current maturities and discontinued operations, of which $49.8 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount of $4.0 million that mature in August 2014). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
We estimate that cash flow from operations and other working capital changes will be approximately $8.0 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $5.4 million for the twelve months ending March 31, 2015. We anticipate that scheduled debt service (excluding approximately $6.4 million of bullet maturities due July 2014 and $21.0 million of bullet maturities due in February 2015 that the Company believes will be refinanced on a longer term basis and $4.0 million in outstanding subordinated convertible promissory notes that mature in August 2014, but including principal and interest), will total approximately $16.4 million for the twelve months ending March 31, 2015. We anticipate the conversion to common stock of $4.0 million of the Company's outstanding subordinated convertible promissory notes that mature in August 2014. These promissory notes are convertible into shares of common stock of the Company at $3.73 per share. The closing price of the common stock exceeded $3.73 per share from January 1, 2014 through May 5, 2014. As discussed further below, if we were unable to refinance the $6.4 million of bullet maturities due July 2014 or the $21.0 million of bullet maturities due in February 2015, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.
During February and March 2014, the Company issued 693,761 shares of common stock to holders of the Company's warrants dated September 30, 2010 upon conversion at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million. On March 28, 2014, we received net proceeds of approximately $6.3 million from the issuance and sale of the Company's 10% subordinated convertible promissory notes due April 30, 2015. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2014.
Based on existing cash balances, anticipated cash flows for the twelve months ending March 31, 2015, the anticipated refinancing of $6.4 million of bullet maturities due July 2014 and $21.0 million of bullet maturities due February 2015, and the expected conversion of $4.0 million of subordinated convertible promissory notes due August 2014 into shares of common stock, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at March 31, 2014 we have approximately $43.9 million of debt payments and maturities due between April 2015 and March 2018, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2014. We believe our long-term liquidity needs will be satisfied by these same sources, borrowings as required to refinance indebtedness and new sources of equity capital.
In order to satisfy our capital needs, we will seek to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, continuing our cost optimization and efficiency strategies and acquiring additional long-term care facilities with existing operating cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our acquisition strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including $6.4 million of bullet maturities due July 2014 and $21.0 million of bullet maturities due February 2015), the subordinated convertible promissory notes due August 2014 are not converted into shares of common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its expansion plans.
The following table presents selected data from the Company’s consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2014	2013
Net cash used in operating activities - continuing operations	$(5,397)	$(5,988)
Net cash used in operating activities - discontinued operations	(573)	(125)
Net cash provided by (used in) investing activities - continuing operations	5,616	(1,590)
Net cash (used in) provided by investing activities - discontinued operations	(268)	2,355
Net cash flows (used in) provided by financing activities - continuing operations	(2,083)	1,093
Net cash flows provided by (used in) financing activities - discontinued operations	72	(1,812)
Net change in cash and cash equivalents	(2,633)	(6,067)
Cash and cash equivalents at beginning of period	19,374	15,937
Cash and cash equivalents at end of period	$16,741	$9,870

Three Months Ended March 31, 2014

Net cash used in operating activities - continuing operations for the three months ended March 31, 2014, was approximately $5.4 million, consisting primarily of the Company’s loss from operations, non-cash charges and changes in working capital, consisting of decreased accounts payable and accrued expenses of $2.5 million, increased accounts receivable of $1.9 million and increased prepaid expenses of $3.5 million.
Net cash provided by investing activities—continuing operations for the three months ended March 31, 2014, was approximately $5.6 million. This is primarily the result of a decrease in restricted cash and investments, offset by capital expenditures.
Net cash used in financing activities—continuing operations was approximately $2.1 million for the three months ended March 31, 2014. This is primarily the result of proceeds received of $6.1 million under the 2014 Convertible Notes, $3.3 million under the Company’s insurance premium financing and $2.3 million received from the exercise of warrants and options, offset by repayment of $4.8 million on notes payable, repayment of $3.0 million on bonds payable, repayment of $4.0 million of subordinated convertible promissory notes, payment of $0.6 million in preferred stock dividends, and changes in the line of credit and debt issuance costs of $1.2 million.
Three Months Ended March 31, 2013

Net cash used in operating activities - continuing operations for the three months ended March 31, 2013, was $6.0 million, consisting primarily of the Company’s loss from operations, non cash charges and changes in working capital, including increased accounts receivable $4.0 million, and increased prepaid expenses of $1.8 million.

Net cash used in investing activities—continuing operations for the three months ended March 31, 2013, was approximately $1.6 million. This is primarily the result of capital expenditures. The net cash provided by investing activities - discontinued operations was approximately $2.4 million for the three months ended March 31, 2013, related to proceeds from the sale of an assisted living facility.
Net cash provided by financing activities—continuing operations was approximately $1.1 million for the three months ended March 31, 2013.  This is primarily the result of proceeds received under the Company's lines of credit and insurance premium financing, offset by repayment on notes payable, debt issuance costs and payment of the preferred stock dividend. Net cash used in financing activities - discontinued operations was approximately $1.8 million consisting of repayment of existing debt obligations related to the sale of the Lincoln Lodge Retirement Residence facility.
Notes Payable and Other Debt

Total notes payable and other debt obligations as of March 31, 2014 and December 31, 2013 were as follows:

(Amounts in 000’s)	March 31, 2014	December 31, 2013
Revolving credit facilities and lines of credit(a)	$7,839	$8,503
Senior debt - guaranteed by HUD	4,034	4,063
Senior debt - guaranteed by USDA	27,621	27,763
Senior debt - guaranteed by SBA	5,896	5,954
Senior debt - bonds, net of discount(b)	13,036	16,102
Senior debt - other mortgage indebtedness(c)	74,758	78,408
Other debt	2,921	625
Convertible debt issued in 2010, net of discount	4,000	6,930
Convertible debt issued in 2011	—	4,459
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	6,500	—
Total	$154,105	$160,307
Less: current portion	38,544	26,154
Less: portion included in liabilities of disposal group held for sale(a),(c)	5,226	—
Less: portion included in liabilities of variable interest entity held for sale(b)	$6,036	$6,034
Notes payable and other debt, net of current portion	$104,299	$128,119

(a)  The revolving credit facilities and lines of credit includes $0.2 million related to the outstanding loan entered into in conjunction with the acquisition of the Companions skilled nursing facility in August 2012.
(b)  The senior debt - bonds, net of discount includes $6.0 million at both March 31, 2014 and December 31, 2013 related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC, revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(c)  The senior debt-other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of March 31, 2014 for each of the next five years and thereafter. The 2014 maturities include $0.2 million and $5.0 million, respectively, related to the Companions Specialized Care Center's outstanding loans classified as liabilities of disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at March 31, 2014.

(Amounts in 000’s)
2015	$49,985
2016	21,296
2017	33,000
2018	3,638
2019	1,629
Thereafter	44,966
Subtotal	154,514
Less: unamortized discounts ($179 classified as current)	(409)
Total notes and other debt	$154,105

Debt Covenant Compliance

As of March 31, 2014, the Company (including its consolidated variable interest entity) has approximately 36 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e.; facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on monthly or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of March 31, 2014, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The following table includes financial covenant requirements as of the last measurement date as of or prior to March 31, 2014 in instances where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at March 31, 2014 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to March 31, 2014.

Credit Facility	Balance at March 31, 2014 (000's)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Contemporary Healthcare Capital - Term Note and Line of Credit - CSCC Nursing, LLC	$5,000	Subsidiary	DSCR	Quarterly	1.15	0.87	*	1.15
	$226	Subsidiary	Minimum Occupancy	Quarterly	70%	64%	*	70%
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$11,190	Subsidiary	Minimum EBITDAR	Quarterly	$450	$276	*	$450
		Subsidiary	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	0.89	*	1.05
* Waiver or amendment for violation of covenant obtained.

Revolving Credit Facilities and Lines of Credit

Gemino Northwest Credit Facility

On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino Healthcare Finance, LLC ("Gemino"). The Northwest Credit Facility provides for a $1.0 million principal amount senior-secured revolving credit facility.
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
On June 25, 2013, Northwest entered into a First Amendment to the Credit Agreement which amended the Northwest Credit Facility. The amendment, among other things: (i) amends certain financial covenants regarding fixed charge coverage ratio and minimum EBITDA; and (ii) amends the credit facility to include the Gemino-Bonterra Credit Facility (discussed below) as an affiliated credit agreement in determining whether certain financial covenants are being met.
On June 28, 2013, two wholly-owned subsidiaries of the Company entered into a Joinder Agreement, Second Amendment and Supplement to Credit Agreement with Northwest and Gemino pursuant to which such subsidiaries became additional borrowers under the Northwest Credit Facility. Pursuant to the joinder, the borrowers granted a continuing security interest in, among other things, their accounts receivables, payment intangibles, chattel paper, general intangibles, collateral relating to any accounts or payment intangibles, commercial lockboxes and cash, as additional collateral under the Northwest Credit Facility. In connection with the execution of the joinder, the borrowers issued an amended and restated revolving promissory note in favor of Gemino in the amount of $1.5 million.
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
As of March 31, 2014, $1.1 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.
Gemino-Bonterra Credit Facility
On September 20, 2012, ADK Bonterra/Parkview, LLC ("Bonterra"), a wholly owned subsidiary of the Company entered into a Second Amendment to the Credit Agreement with Gemino ("Gemino-Bonterra Credit Facility"), which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino. The Gemino-Bonterra Credit Facility is a secured credit facility for borrowings up to $2.0 million. The amendment extended the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amended certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrues on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuates depending upon the principal amount outstanding.
On December 20, 2012, Bonterra entered into a Third Amendment to the Gemino-Bonterra Credit Facility, which altered the financial covenant in the original credit agreement to exclude the five entities controlled by Christopher Brogdon (Vice Chairman of the Board of Directors, owner of greater than 5% of the outstanding common stock and former Chief Acquisition Officer of the Company and his wife, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Owners”) that were previously managed by an AdCare subsidiary, under another credit agreement with Gemino from the covenant calculation of maximum loan turn days and acknowledged that Bonterra shall not be obligated, directly or indirectly, for any indebtedness or obligations of the Oklahoma Owners to Gemino.
On May 30, 2013, Bonterra entered into a Fourth Amendment to Credit Agreement with Gemino, which among other things: (i) extends the term of the Gemino-Bonterra Credit Facility from January 31, 2014 to January 31, 2015; (ii) amended certain financial covenants regarding Bonterra’s fixed charge coverage ratio and maximum loan turn days; and (iii) amended the Gemino-Bonterra Credit Facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met.
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
As of March 31, 2014, $1.2 million was outstanding of the maximum borrowing amount of $2.0 million under the Gemino-Bonterra Credit Facility.
Senior Debt—Bonds, net of Discount
Quail Creek
In July 2012, a wholly owned subsidiary of AdCare financed the purchase of a skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing & Rehabilitation Center by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended as of September 1, 2001. The indebtedness under the Loan Agreement and Indenture consisted of a principal amount of $2.8 million. In July of 2012, the purchase price allocation of fair value totaling $3.2 million was assigned to this indebtedness resulting in a $0.4 million premium that was amortized to maturity. The loan was scheduled to mature in August 2016 and accrued interest at a fixed rate of 10.25% per annum. The loan was secured by the Quail Creek Nursing & Rehabilitation Center. On September 27, 2013, the outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account.
Pursuant to the loan agreement and indenture, the outstanding bonds were prepaid on March 3, 2014 at par plus accrued interest in the amount of $3.1 million from funds that were deposited into a restricted defeased bonds escrow account.
Senior Debt - Other Mortgage Indebtedness
Northridge, Woodland Hills and Abington
On March 28, 2014, the Company entered into a Fourth Amendment to Secured Loan Agreement and Payment Guaranty with KeyBank National Association ("KeyBank"), which amended the Secured Loan Agreement between the Company and KeyBank (the "KeyBank Credit Facility"), which amended the KeyBank Credit Facility. Pursuant to the amendment, among other things: (i) KeyBank waives the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014 such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage, and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
As of March 31, 2014, $12.0 million was outstanding under the KeyBank Credit Facility. The Company has $1.9 million of restricted assets related to this loan.

Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010 (the "2010 Notes")

During the three months ended March 31, 2014, holders of the Company's subordinated convertible promissory notes due August 2014 converted approximately $2.9 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock at a price of $3.73 per share. The Company recognized a $0.6 million loss on extinguishment of debt during the three months ended March 31, 2014 related to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock. The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

Date of conversion	Conversion Price	Shares of Common Stock Issued	Debt and Interest Converted
2011:
July	$4.13	18,160	$75,000
November	$3.92	19,132	$75,000
Subtotal		37,292	$150,000
2013:
February	$3.73	6,635	$24,749
March	$3.73	6,635	$24,749
April	$3.73	67,024	$250,000
August	$3.73	284,878	$1,062,595
September	$3.73	246,264	$918,553
October	$3.73	448,215	$1,671,840
November	$3.73	136,402	$508,778
December	$3.73	82,326	$307,067
Subtotal		1,278,379	$4,768,331
2014:
January	$3.73	788,828	$2,942,328
Total		2,104,499	$7,860,659

Subordinated Convertible Promissory Notes Issued in 2011 (the "2011 Notes")

On March 28, 2014, certain holders of the 2011 Notes with an aggregate principal amount of $0.4 million surrendered and cancelled such 2011 Notes in payment for 2014 Notes (as discussed and defined below) with an equal principal amount. On March 31, 2014, the Company repaid the remaining outstanding principal amount of $4.0 million for the 2011 Notes plus all interest accrued and unpaid under the 2011 Notes (including those 2011 Notes surrendered and cancelled in payment for 2014 Notes).
Subordinated Convertible Promissory Notes Issued in 2014  (the "2014 Notes")

The Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company issued and sold, on March 28, 2014 an aggregate of $6.5 million in principal amount of the 2014 Notes. The 2014 Notes bear interest at 10.0% per annum and such interest is payable quarterly in cash in arrears beginning on June 30, 2014. The 2014 Notes mature on April 30, 2015. The 2014 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.
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
Park City Capital Offshore Master, Ltd. ("Park City Offshore:), an affiliate of Michael J. Fox, entered into a Subscription Agreement with the Company pursuant to which the Company issued $1.0 million in principal amount of the 2014 Notes. Mr. Fox is a director of Park City Offshore and a director of the Company and beneficial owner of greater than 5% of the outstanding common stock. The 2014 Note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering.
Other Debt

During the three months ended March 31, 2014, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 and maturing on December 31, 2014.  The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with interest ranging from 2.87% to 4.79%.  At March 31, 2014, the outstanding amount was approximately $2.9 million.
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
Accounts receivable attributable to patient services of continuing operations totaled $28.5 million at March 31, 2014, compared to $26.3 million at December 31, 2013, representing approximately 44 and 41 days of revenue in accounts receivable as of March 31, 2014 and December 31, 2013, respectively.
The allowance for bad debt was $5.4 million and $5.0 million at March 31, 2014 and December 31, 2013, respectively. The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. The Company continues to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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

Off-Balance Sheet Arrangements

There were $2.8 million of outstanding letters of credit at both March 31, 2014 and December 31, 2013 that are pledged as collateral of borrowing capacity on the Loan and Security Agreement with The PrivateBank (the "PrivateBank Credit Facility"). The PrivateBank Credit Facility provides a $10.6 million senior secured revolving credit facility for through September 20, 2015 with the borrowings thereunder subject to a borrowing base and offset by the outstanding letters of credit.
Contractual Obligations - Operating Leases

The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  For the three months ended March 31, 2014 and 2013, facility rent expense totaled $1.8 million and $1.7 million, respectively.
Five of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years terminating in 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of March 31, 2014.
Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A covenant is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. The Company has been in compliance with financial and administrative covenants of this lease agreement during the three months ended March 31, 2014.
Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations

Due to the material amount of non-cash related items included in the Company’s results of operations, the Company has developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA from continuing operations for the three months ended March 31, 2014 was $3.7 million compared $2.3 million for the three months ended March 31, 2013.  The Company has also developed an Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR from continuing operations”) metric that is used primarily in some debt covenants of the Company’s loans.
“Adjusted EBITDA from continuing operations” and “Adjusted EBITDAR from continuing operations” are measures of operating performance that are not calculated in accordance with GAAP. The Company defines: (i) “Adjusted EBITDA from continuing operations” as net income (loss) from continuing operations before interest expense, income tax expense; depreciation and amortization (including amortization of non-cash stock-based compensation), acquisition costs (net of gains), loss on extinguishment of debt, derivative loss or gain, other non-routine adjustments; and (ii) “Adjusted EBITDAR from continuing operations” as net income (loss) from continuing operations before interest expense; income tax expense, depreciation and amortization (including amortization of non-cash stock-based compensation), acquisition costs (net of gains), loss on extinguishment of debt, derivative loss, rent, other non-routine adjustments.  The Company has provided below supplemental financial disclosure for these measures, including the most directly comparable GAAP measure (Net Loss) and an associated reconciliation.

The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations and EBITDAR from continuing operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in 000’s)	2014	2013
Condensed Consolidated Statement of Operations Data:
Net loss	$(2,523)	$(2,750)
Discontinued operations	508	700
Loss from continuing operations (Per GAAP)	(2,015)	(2,050)
Add back:
Interest expense, net	2,622	3,169
Income tax expense	8	78
Amortization of stock based compensation	513	260
Depreciation and amortization	1,857	1,720
Acquisition costs, net of gain	—	91
Loss on extinguishment of debt	583	2
Derivative gain	—	(2,136)
Audit committee investigation expense	—	1,134
Other expense	108	—
Adjusted EBITDA from continuing operations	3,676	2,268
Facility rent expense	1,759	1,737
Adjusted EBITDAR from continuing operations	$5,435	$4,005

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
Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon (Vice Chairman of the Board of Directors, owner of greater than 5% of the outstanding common stock and former Chief Acquisition Officer of the Company,) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Owners”) that were previously managed by an AdCare subsidiary. The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees. On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regarding the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants. On April 4, 2014, the Company responded to the amended complaint and filed a motion to dismiss the case and is waiting on a decision by the court. The trial is scheduled to begin in January 2015. The Company believes that the complaint is without merit and intends to vigorously defend itself against the claims set forth therein.
On March 7, 2014 the Company responded to a letter received from the Ohio Attorney General ("OAG") dated February 25, 2014 demanding repayment of approximately $1.0 million as settlement for alleged improper Medicaid payments related to seven Ohio facilities affiliated with the Company. The OAG alleged that the Company had submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws. The Company intends to defend itself against the claims. The Company has not recorded a liability for this matter because the liability, if any, and outcome can not be determined at this time.
As of March 31, 2014, the Company is owed approximately $1.1 million from a prior owner of a certain 118-bed skilled nursing facility located in Oklahoma City, Oklahoma and has submitted the matter to a commercial arbitrator in order to resolve the issue.  The Company has not recorded a reserve against this receivable because the Company believes the amount will be collected.
Item 1A.  Risk Factors.

Disclosure in response to Item 1A of Form 10-Q is not required to be provided by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On March 28, 2014, the Company issued to the placement agents in the Company’s offering of the 2014 Notes, as partial compensation for serving as placement agents in such offering, five-year warrants to purchase an aggregate of 48,889 shares of common stock at an exercise price of $4.50 per share. The exercise price of the warrants is subject to certain anti-dilution adjustments. The warrants were issued, and the shares of common stock issuable upon exercise of the warrants will be issued, without registration under the Securities Act in reliance upon the exemption from registration set forth in Rule 506(b) of Regulation D promulgated pursuant to Section 4(a)(2) of the Securities Act. The Company based such reliance upon representations made by the placement agents to the Company regarding lack of general solicitation and the placement agents’ investment intent, sophistication and status as an “accredited investor,” as defined in Regulation D, among other things.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Consulting Agreement

On May 6, 2014, the Company and Mr. Brogdon (the Company’s Vice chairman and greater than 5% beneficial owner of the common stock) entered into an Amendment to Consulting Agreement (the “Consulting Agreement Amendment”), which amends that certain Consulting Agreement, dated December 31, 2012, between the Company and Mr. Brogdon (the “Consulting Agreement”), to restructure and reduce amounts payable to Mr. Brogdon thereunder. As a result of the Consulting Agreement Amendment:

•
Mr. Brogdon will no longer receive a monthly retainer ($15,000 in 2014, originally scheduled to increase to $20,000 in 2015) but instead will receive an aggregate consulting fee equal to $400,000 (the “Consulting Fee”), payable as described below.

•
The success fee Mr. Brogdon is entitled to receive for each potential acquisition identified by Mr. Brogdon which the Company completes will increase from $20,000 to $25,000 (the “Success Fee”); provided, however, that the Success Fee shall not exceed $160,000 in any calendar year without a majority vote of the Board of Directors.

•
The fee originally payable to Mr. Brogdon upon termination of the Consulting Agreement without cause (approximately $550,000 for such termination prior to a change of control and approximately $1.1 million for such termination within six months after a change of control) has been eliminated. Instead, Mr. Brogdon will receive a fee of $500,000 if a change of control occurs on or before May 1, 2015 (the “Change of Control Fee”) and the Consulting Agreement has not been earlier terminated. If a change of control occurs after May 1, 2015, no Change of Control Fee is payable.

•
The Consulting Agreement will terminate immediately upon a change of control and the unpaid portion of the Consulting Fee, any accrued and unpaid Success Fee and the Change of Control Fee (if applicable) will be paid to Mr. Brogdon upon the closing of the change of control.

•	The Consulting Agreement will continue indefinitely until terminated by either party for cause (subject to a cure period) or by Mr. Brogdon without cause.

The Consulting Fee is payable by the Company to Mr. Brogdon as follows: (x) a one-time payment of $100,000 on May 6, 2014; and (y) monthly payments of $15,000 commencing on June 1, 2014 and continuing each month thereafter until the Consulting Fee is paid in full. Notwithstanding the foregoing, if the Riverchase Village facility (which is owned by an entity which is owned and controlled by Mr. Brogdon) is sold prior to September 1, 2014, then the amount of the unpaid Consulting Fee will be reduced by (and offset against) the aggregate principal balance owed by Mr. Brogdon to the Company (the “outstanding balance”) under the promissory note executed by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with any remaining balance of the Consulting Fee owed to Mr. Brogdon to be paid in cash at closing. The “outstanding balance” will be determined after the application of the net sales proceeds from the sale of the Riverchase Village facility pursuant to the terms of the agreement between AdCare, certain of its subsidiaries, Mr. Brogdon and certain entities controlled by him, dated as of February 28, 2014.
If the sale of the Riverchase Village facility is not completed prior to September 1, 2014, then balance of the Consulting Fee owed to Mr. Brogdon by the Company will be offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note.

Termination of Sublease
On May 6, 2014, ADK Administrative Property, LLC, a wholly owned subsidiary of the Company (“ADK Admin”), and Winter Haven Homes, Inc. (“Winter Haven”), an entity controlled by Mr. Brogdon, entered into a Sublease Termination Agreement, pursuant to which ADK Admin and Winter Haven will terminate, effective as of May 31, 2014, that certain Sublease Agreement between them dated as of May 1, 2011. Pursuant to the Sublease Agreement, ADK Admin subleases from Winter Haven certain office space located at Two Buckhead Plaza, Atlanta, Georgia, with rent of approximately $5,000 payable monthly through November 2018. The Sublease Termination Agreement terminates, as of May 31, 2014, all obligations of ADK Admin under the Sublease Agreement, including all obligations to pay rent. Winter Haven agreed to the termination of the Sublease Agreement in consideration for a portion of the amounts payable to Mr. Brogdon pursuant to the Consulting Agreement Amendment.
For a further description of the Company’s relationship with Mr. Brogdon, see the information set forth in: (i) the section entitled “Note to Consolidated Financial Statements - Note 19. Related Party Transactions” and “Note to Consolidated Financial Statements - Note 20. Subsequent Events” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013; and (ii) the section entitled “Certain Information and Related Party Transactions” of the Company’s Proxy Statement on Schedule 14A filed with the SEC on October 29, 2013.
2014 Annual Meeting
On May 7, 2014, the Company determined that it will hold its 2014 Annual Meeting of Shareholders (the “2014 Annual Meeting”) on August 8, 2014, at a time and location to be specified in the Company’s proxy statement for the 2014 Annual Meeting.
The 2014 Annual Meeting will be held more than 30 days in advance of the anniversary of our 2013 Annual Meeting of Shareholders, which was held on December 12, 2013. As a result, we have set a new deadline for the receipt of shareholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act (“Rule 14a-8”) for inclusion in our proxy statement with respect to the 2014 Annual Meeting. Accordingly, shareholder proposals to be considered for inclusion in our proxy statement for the 2014 Annual Meeting pursuant to Rule 14a-8 must be received by the Secretary of the Company at our principal executive offices, located at 1145 Hembree Road, Roswell, Georgia 30076, on or before close of business on May 23, 2014.
In addition, pursuant to our Bylaws, shareholders who intend to submit a proposal regarding a director nomination or other matter of business at the 2014 Annual Meeting outside of the process provided by Rule 14a-8 must ensure that notice of any such proposal is received by the Secretary of the Company at the Company’s principal executive office, located at the address set forth above, not later than May 18, 2014. Such notice must comply with the requirements set forth in our Bylaws.
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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
4.1	Form of Registration Rights Agreement, dated March 28, 2014, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
4.2	Form of 10% Subordinated Convertible Note Due April 30, 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
4.3
Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015
Filed herewith
10.1	Waiver and Amendment, dated February 10, 2014, by and among the Company and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.2	Termination Notice, dated December 31, 2013 to Living Center, LLC, Kenmetal, LLC, Senior NH, LLC, BAN NH, LLC, and Oak Lake, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.3	Termination Notice, dated December 31, 2013 to Harrah Whites Meadows Nursing, LLC	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.4	Termination Notice, dated December 31, 2013 to Meeker Nursing, LLC	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.5	Termination Notice, dated December 31, 2013 to MCL Nursing, LLC	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014

10.6
Letter agreement, dated February 28, 2014, by and among AdCare Health Systems, Inc., AdCare Administrative Services, LLC, AdCare Oklahoma Management, LLC, Hearth & Home of Ohio, Inc., BAN NH, LLC, Senior NH, LLC, Oak Lake, LLC, Kenmetel, LLC, Living Center, LLC, Meeker Nursing, LLC, Meeker Property Holdings, LLC, MCL Nursing, LLC, McLoud Property Holdings, LLC, Harrah Whites Meadows Nursing, LLC, Harrah property Holdings, LLC, Christopher F. Brogdon, GL Nursing, LLC, and Marsh Pointe Management, LLC
Incorporated by reference to Exhibit 10.333 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.7	Note, dated February 28, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.334 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.8
Fourth Amendment to Secured Loan Agreement and Payment Guaranty, dated March 28, 2014, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Woodland Hills HC Nursing, LLC, Northridge HC&R Nursing, LLC, and APH&R Nursing, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.335 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.9
Agreement Regarding Exit Fees, dated March 28, 2014, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Woodland Hills HC Nursing, LLC, Northridge HC&R Nursing, LLC, APH&R Nursing, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.336 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.10	Sublease Termination Agreement, entered into May 6, 2014 and effective as of May 31, 2014, by and between Winter Haven Homes, Inc. and ADK Administrative Property, LLC	Filed herewith
10.11	Amendment to Consulting Agreement, dated May 6, 2014, by and between AdCare Health Systems, Inc. and Christopher F. Brogdon	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101
The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014 and (v) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	May 8, 2014	/s/ Boyd P. Gentry
Boyd P. Gentry
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2014	/s/ Ronald W. Fleming
Ronald W. Fleming
Chief Financial Officer
(Principal Financial and Accounting Officer)