Form 10-Q
period 2014-06-30
ADCARE HEALTH SYSTEMS, INC
filed 2014-08-11
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014:  17,542,011 shares of common stock with no par value were outstanding.

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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,147	$19,374
Restricted cash and investments	207	3,801
Accounts receivable, net of allowance of $5,684 and $4,989	26,913	23,598
Prepaid expenses and other	3,622	483
Assets of disposal group held for use	—	5,135
Assets of disposal groups held for sale	6,818	400
Assets of variable interest entity held for sale	5,894	5,945
Total current assets	54,601	58,736

Restricted cash and investments	6,988	11,606
Property and equipment, net	137,529	138,233
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	4,466	4,889
Goodwill	4,224	4,224
Lease deposits	1,697	1,715
Deferred loan costs, net	4,197	4,542
Other assets	13	12
Total assets	$216,186	$226,428

LIABILITIES AND EQUITY

Current liabilities:
Current portion of notes payable and other debt	$31,344	$12,027
Current portion of convertible debt, net of discounts	10,500	11,389
Revolving credit facilities and lines of credit	2,625	2,738
Accounts payable	19,933	23,783
Accrued expenses	13,703	13,264
Liabilities of disposal group held for sale	5,197	—
Liabilities of variable interest entity held for sale	5,953	6,034
Total current liabilities	89,255	69,235

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	77,495	107,858
Bonds, net of discounts	7,003	6,996
Revolving credit facilities	5,613	5,765
Convertible debt	7,500	7,500
Other liabilities	1,809	1,589
Deferred tax liability	191	191
Total liabilities	188,866	199,134

Commitments and contingencies (Note 14)

Preferred stock, no par value; 5,000 shares authorized; 950 shares issued and outstanding, redemption amount $23,750 at both June 30, 2014 and December 31, 2013	20,392	20,442

Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 17,513 and 16,016 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	55,056	48,370
Accumulated deficit	(46,164)	(39,884)
Total stockholders’ equity	8,892	8,486
Noncontrolling interest in subsidiary	(1,964)	(1,634)
Total equity	6,928	6,852
Total liabilities and equity	$216,186	$226,428
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Patient care revenues	$55,425	$54,361	$109,875	$108,531
Management revenues	304	498	786	1,008
Total revenues	55,729	54,859	110,661	109,539

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	46,364	45,851	91,815	91,857
General and administrative expenses	4,179	4,505	8,740	9,433
Audit committee investigation expense	—	848	—	1,982
Facility rent expense	1,751	1,758	3,510	3,495
Depreciation and amortization	1,954	1,778	3,810	3,500
Salary retirement and continuation costs	1,282	149	1,282	149
Total expenses	55,530	54,889	109,157	110,416
Income (Loss) from Operations	199	(30)	1,504	(877)

Other Income (Expense):
Interest expense, net	(2,650)	(3,087)	(5,273)	(6,256)
Acquisition costs, net of gains	—	(487)	—	(577)
Derivative (loss) gain	—	(1,947)	—	189
Loss on extinguishment of debt	—	(25)	(583)	(27)
Loss on disposal of assets	—	(4)	—	(4)
Other expense	(84)	—	(191)	—
Total other expense, net	(2,734)	(5,550)	(6,047)	(6,675)

Loss from Continuing Operations Before Income Taxes	(2,535)	(5,580)	(4,543)	(7,552)
Income tax expense	—	—	(8)	(78)
Loss from Continuing Operations	(2,535)	(5,580)	(4,551)	(7,630)

Loss from Discontinued Operations, Net of Tax	(260)	(1,365)	(767)	(2,065)
Net Loss	(2,795)	(6,945)	(5,318)	(9,695)

Net Loss Attributable to Noncontrolling Interests	157	241	330	433
Net Loss Attributable to AdCare Health Systems, Inc.	(2,638)	(6,704)	(4,988)	(9,262)

Preferred stock dividend	(646)	(306)	(1,292)	(612)
Net Loss Attributable to AdCare Health Systems, Inc. Common Stockholders	$(3,284)	$(7,010)	$(6,280)	$(9,874)

Net loss per Common Share attributable to AdCare Health Systems, Inc.
Common Stockholders -
Basic:
Continuing Operations	$(0.18)	$(0.38)	$(0.32)	$(0.53)
Discontinued Operations	(0.01)	(0.09)	(0.04)	(0.14)
	$(0.19)	$(0.47)	$(0.36)	$(0.67)

Diluted:
Continuing Operations	$(0.18)	$(0.38)	$(0.32)	$(0.53)
Discontinued Operations	(0.01)	(0.09)	(0.04)	(0.14)
	$(0.19)	$(0.47)	$(0.36)	$(0.67)

Weighted Average Common Shares Outstanding:
Basic	17,221	14,766	17,220	14,725
Diluted	17,221	14,766	17,220	14,725
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in 000’s)
(Unaudited)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balances, December 31, 2013	16,016	$48,370	$(39,884)	$(1,634)	$6,852

Stock-based compensation expense	—	739	—	—	739

Exercises of options and warrants	708	2,342	—	—	2,342

Stock issued for converted debt and interest	789	3,518	—	—	3,518

Nonemployee warrants issued in conjunction with debt offering	—	87	—	—	87

Preferred stock dividend	—	—	(1,292)	—	(1,292)

Net loss	—	—	(4,988)	(330)	(5,318)
Balances, June 30, 2014	17,513	$55,056	$(46,164)	$(1,964)	$6,928

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000’s)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,318)	$(9,695)
Loss from discontinued operations, net of tax	767	2,065
Loss from continuing operations	(4,551)	(7,630)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,810	3,500
Warrants issued for services	87	—
Stock-based compensation expense	739	551
Lease expense in excess of cash	115	49
Amortization of deferred financing costs	940	1,066
Amortization of debt discounts and premiums	(16)	370
Derivative gain	—	(189)
Loss on debt extinguishment	583	27
Loss on disposal of assets	—	4
Provision for bad debts	1,696	2,067
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(5,032)	(4,883)
Prepaid expenses and other	(3,065)	(1,249)
Other assets	18	386
Accounts payable and accrued expenses	(3,014)	5,645
Net cash used in operating activities - continuing operations	(7,690)	(286)
Net cash (used in) provided by operating activities - discontinued operations	(942)	30
Net cash used in operating activities	(8,632)	(256)

Cash flows from investing activities:
Change in restricted cash and investments and escrow deposits for acquisitions	7,285	(2,791)
Purchase of property and equipment	(2,683)	(1,819)
Net cash provided by (used in) investing activities - continuing operations	4,602	(4,610)
Net cash (used in) provided by investing activities - discontinued operations	(497)	671
Net cash provided by (used in) investing activities	4,105	(3,939)

Cash flows from financing activities:
Proceeds from debt	3,255	2,372
Proceeds from note receivable	—	3,240
Proceeds from convertible debt	6,055	—
Repayment on notes payable	(6,230)	(3,952)
Repayment on bonds payable	(3,049)	—
Repayment on convertible debt	(4,014)	—
Change in lines of credit	(113)	(355)
Debt issuance costs	(648)	(338)
Exercise of warrants and options	2,342	67
Preferred stock issuance costs	(50)	—
Dividends paid on preferred stock	(1,292)	(612)
Net cash flows (used in) provided by financing activities - continuing operations	(3,744)	422
Net cash flows provided by (used in) financing activities - discontinued operations	44	(1,942)
Net cash flows used in financing activities	(3,700)	(1,520)
Net Change in Cash	(8,227)	(5,715)
Cash, Beginning	19,374	15,937
Cash, Ending	$11,147	$10,222

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,909	$5,381
Income taxes	$—	$—
Supplemental disclosure of Non-cash Activities:
Conversions of debt and other liabilities to equity	$2,930	$349
2011 Notes surrendered and cancelled in payment for 2014 Notes	$445	$—
Warrants issued in conjunction with debt offering	$87	$—
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013

NOTE 1.                          SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for a description of all significant accounting policies.
Description of Business

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), owns and operates skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of June 30, 2014, operates 38 facilities comprised of 35 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 4,300 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of June 30, 2014, of the total 38 facilities, the Company owned and operated 25 facilities, leased and operated nine facilities, and managed four facilities for third parties. During the fourth quarter of 2013, Riverchase Village ADK, LLC ("Riverchase"), our consolidated variable interest entity, entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 to sell Riverchase Village (see Note 13 - Variable Interest Entity). During the first quarter of 2014, the Company entered into a representation agreement to sell Companions Specialized Care Center ("Companions"), a 102-bed skilled nursing facility located in Tulsa, Oklahoma. These two facilities are reported as discontinued operations (see Note 10—Discontinued Operations).
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. Reclassifications were made to June 30, 2013 Consolidated Statements of Operations to reflect the same facilities in discontinued operations for both periods presented.
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
Revenue from the Medicaid and Medicare programs accounted for 84.4% and 84.3% of the Company’s revenue for the three and six months ended June 30, 2014, respectively, and 84.9% and 84.8% of the Company's revenue for the three and six months ended June 30, 2013. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the three and six months ended June 30, 2014 and 2013.
Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against allowance. As of June 30, 2014 and December 31, 2013, management recorded an allowance for uncollectible accounts of $5.7 million and $5.0 million, respectively.
Management Fee Receivables and Revenues

Management fee receivables and revenue are recorded in the month that services are provided. As of June 30, 2014 and December 31, 2013, the Company evaluated collectibility of management fees and determined that no allowance was required.
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
In April 2014, the FASB issued ASU 2014-08 that amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU should be applied prospectively and is effective for the Company for the 2015 annual and interim periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We have not adopted this ASU as of June 30, 2014.
In May 2014, the FASB issued ASU 2014-09 guidance requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for those goods and services. The guidance requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption precluded. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial position or results of operations.

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of common shares and the weighted-average number of common shares outstanding and includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under subordinated convertible promissory notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from subordinated convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the six months ended June 30, 2014 and 2013, potentially dilutive securities of 9.5 million and 12.3 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.
The following tables provide a reconciliation of net loss for continuing and discontinued operations and the number of common shares used in the computation of both basic and diluted earnings per share:

	Three Months Ended June 30,
	2014			2013
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(2,535)			$(5,580)
Net loss attributable to noncontrolling interests	157			241
Basic loss from continuing operations	$(2,378)	17,221	$(0.14)	$(5,339)	14,766	$(0.36)
Preferred stock dividend	(646)	17,221	$(0.04)	(306)	14,766	$(0.02)
Effect of dilutive securities: Stock options, warrants outstanding and convertible debt (a)
Diluted loss from continuing operations	$(3,024)	17,221	$(0.18)	$(5,645)	14,766	$(0.38)

Discontinued Operations:
Basic (loss) income from discontinued operations	(260)	17,221	$(0.01)	(1,365)	14,766	$(0.09)
Diluted (loss) income from discontinued operations	(260)	17,221	$(0.01)	(1,365)	14,766	$(0.09)

Net Loss Attributable to AdCare:
Basic loss	(3,284)	17,221	$(0.19)	(7,010)	14,766	$(0.47)
Diluted loss	(3,284)	17,221	$(0.19)	(7,010)	14,766	$(0.47)

	Six Months Ended June 30,
	2014			2013
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(4,551)			$(7,630)
Net loss attributable to noncontrolling interests	330			433
Basic loss from continuing operations	$(4,221)	17,220	$(0.25)	$(7,197)	14,725	$(0.49)
Preferred stock dividend	(1,292)	17,220	$(0.07)	(612)	14,725	$(0.04)
Effect of dilutive securities: Stock options, warrants outstanding and subordinated convertible promissory notes (a)
Diluted loss from continuing operations	$(5,513)	17,220	$(0.32)	$(7,809)	14,725	$(0.53)

Discontinued Operations:
Basic loss from discontinued operations	(767)	17,220	$(0.04)	(2,065)	14,725	$(0.14)
Diluted loss from discontinued operations	(767)	17,220	$(0.04)	(2,065)	14,725	$(0.14)

Net Loss Attributable to AdCare:
Basic loss	(6,280)	17,220	$(0.36)	(9,874)	14,725	$(0.67)
Diluted loss	(6,280)	17,220	$(0.36)	(9,874)	14,725	$(0.67)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	June 30,
(Amounts in 000’s)	2014	2013
Outstanding Stock Options	1,316	1,480
Outstanding Warrants - employee	1,876	1,876
Outstanding Warrants - nonemployee	1,017	1,904
Subordinated Convertible Promissory Notes (a)	5,287	7,031
Total anti-dilutive securities	9,496	12,291

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

NOTE 3.                          LIQUIDITY AND PROFITABILITY

For the six months ended and as of June 30, 2014, we had a net loss of $5.3 million and negative working capital of $34.7 million. At June 30, 2014, we had $11.1 million in cash and cash equivalents and $153.2 million in indebtedness, including current maturities and discontinued operations, of which $55.6 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount of $4.0 million and $6.5 million that mature in August 2014 and April 2015, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
On July 23, 2014, the Company announced that the Board of Directors had approved, and management has begun to implement, a strategic plan (the "New Plan") to transition the Company to a healthcare property holding and leasing company (see Note 16 - Subsequent Events). The Company's final assessment of liquidity and profitability under the New Plan is dependent on the timing of the leasing and sub-leasing transactions contemplated by the New Plan. However, the Company believes the New Plan, when fully implemented, will enhance cash flow from operations, reduce capital expenditure requirements, and require significantly less working capital.
We estimate that cash flow from operations and other working capital changes under the existing business model will be approximately $7.3 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $5.1 million for the twelve months ending June 30, 2015. We anticipate that scheduled debt service (excluding approximately $6.4 million of bullet maturities due January 2015 and $21.0 million of bullet maturities due in February 2015 that the Company believes will be refinanced on a longer term basis and $4.0 million and $6.5 million in outstanding subordinated convertible promissory notes that mature in August 2014 and April 2015, respectively, but including principal and interest), will total approximately $16.3 million for the twelve months ending June 30, 2015. We anticipate the conversion to common stock of $2.9 million of the Company's outstanding subordinated convertible promissory notes that mature in August 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.1 million that were converted into shares of common stock of the Company in July and August 2014 (see Note 16 - Subsequent Events), and $6.5 million of the Company's outstanding subordinated convertible promissory notes that mature in April 2015. These promissory notes are convertible into shares of common stock of the Company at $3.73 per share and $4.50 per share, respectively. The closing price of the common stock exceeded $3.73 per share from January 1, 2014 through August 5, 2014 and exceeded $4.50 per share from July 23, 2014 through August 5, 2014. As discussed further below, if we were unable to refinance the $6.4 million of bullet maturities due January 2015 or the $21.0 million of bullet maturities due in February 2015, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.
During February and March 2014, the Company issued 693,761 shares of common stock to holders of the Company's warrants dated September 30, 2010 upon conversion at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million. On March 28, 2014, we received net proceeds of approximately $6.3 million from the issuance and sale of the Company's 10% subordinated convertible promissory notes due April 30, 2015. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2015.
Based on existing cash balances, anticipated cash flows for the twelve months ending June 30, 2015, the anticipated refinancing of $6.4 million of bullet maturities due January 2015 and $21.0 million of bullet maturities due February 2015, and the expected conversion of $2.9 million of the Company's outstanding subordinated convertible promissory notes that mature in August 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.1 million that were converted into shares of common stock of the Company in July and August 2014 (see Note 16 - Subsequent Events), and $6.5 million of subordinated convertible promissory notes due April 2015, into shares of common stock, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at June 30, 2014 we have approximately $44.2 million of debt payments and maturities due between July 2015 and June 2018, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, borrowings as required to refinance indebtedness and new sources of equity capital.
In order to satisfy our capital needs, we will seek to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, and continuing our cost optimization and efficiency strategies; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; (iv) raise capital through the issuance of debt or equity securities; and (v) implement the New Plan. . We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including $6.4 million of bullet maturities due January 2015 and $21.0 million of bullet maturities due February 2015), the subordinated convertible promissory notes due August 2014 and April 2015 are not converted into shares of common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay or modify its strategic plan.
NOTE 4.                          RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

(Amounts in 000’s)	June 30, 2014	December 31, 2013
Defeased bonds escrow	$—	$3,138
HUD escrow deposits	46	91
Property tax escrow	122	84
Lender's collection account	39	488
Total current portion	207	3,801

HUD replacement reserves	390	383
Repair and remediation/replacement reserves	42	18
Reserves for capital improvements	937	1,481
Restricted investments for other debt obligations	5,619	9,724
Total noncurrent portion	6,988	11,606

Total restricted cash and investments	$7,195	$15,407

NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2014	December 31, 2013
Buildings and improvements	5-40	$132,666	$131,123
Equipment	2-10	13,053	11,987
Land	—	6,808	6,788
Computer related	2-10	3,010	2,980
Construction in process	—	293	270
		155,830	153,148
Less: accumulated depreciation and amortization expense		18,301	14,915
Property and equipment, net		$137,529	$138,233

Depreciation and amortization expense was approximately $2.0 million and $3.8 million for the three and six months ended June 30, 2014, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2013, respectively.  Total depreciation and amortization expense excludes $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.0 million for the three and six months ended June 30, 2013, respectively, that is recognized in loss from discontinued operations, net of tax.
During December 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia. The impairment charge represents a change in fair value from the carrying value.
During the three and six months ended June 30, 2014, the Company recorded an impairment of $0.1 million and $0.1 million, respectively, related to an adjustment to the sales price for a 102-bed nursing facility located in Tulsa, Oklahoma, known as Companions Specialized Care Center. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value. The assets and liabilities of Companions Specialized Care Center are included in Assets and Liabilities Held for Sale as of June 30, 2014 (see Note 10 - Discontinued Operations).
NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

There have been no impairment adjustments to intangible assets and goodwill during the three and six months ended June 30, 2014. Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2013
Gross	$38,407	$2,471	$7,913	$48,791
Accumulated amortization	(2,620)	—	(3,024)	(5,644)
Net carrying amount	$35,787	$2,471	$4,889	$43,147

Reclass to held for sale	(1,530)	—	—	(1,530)
Accumulated amortization reclass to held for sale	68	—	—	68
Amortization expense	(616)	—	(423)	(1,039)

Balances, June 30, 2014
Gross	36,877	2,471	7,913	47,261
	—	—	—	—
Accumulated amortization	(3,168)	—	(3,447)	(6,615)
Net carrying amount	$33,709	$2,471	$4,466	$40,646

Amortization expense for bed licenses included in property and equipment was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.6 million for the three and six months ended 2013.  Amortization expense for lease rights was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2013.
Expected amortization expense for all definite lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2014 (a)	$616	$378
2015	1,232	667
2016	1,232	667
2017	1,232	667
2018	1,232	667
Thereafter	28,165	1,420
Total expected amortization expense	$33,709	$4,466

(a) Estimated amortization expense for the year ending December 31, 2014 includes only amortization to be recorded after June 30, 2014.

The following table summarizes the carrying amount of goodwill at June 30, 2014 compared to December 31, 2013:

(Amounts in 000’s)	June 30, 2014	December 31, 2013
Beginning balances	$5,023	$5,023
Accumulated impairment losses	(799)	(799)
Ending balances	$4,224	$4,224

The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.

NOTE 7.                          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	June 30, 2014	December 31, 2013
Accrued payroll related	$5,450	$5,204
Accrued employee benefits	4,082	3,712
Real estate and other taxes	1,773	1,543
Other accrued expenses	2,398	2,805
Total accrued expenses	$13,703	$13,264

NOTE 8.                              NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

(Amounts in 000’s)	June 30, 2014	December 31, 2013
Revolving credit facilities and lines of credit (a)	$8,435	$8,503
Senior debt - guaranteed by HUD	4,004	4,063
Senior debt - guaranteed by USDA	27,454	27,763
Senior debt - guaranteed by SBA	5,835	5,954
Senior debt - bonds, net of discount (b)	12,956	16,102
Senior debt - other mortgage indebtedness (c)	74,508	78,408
Other debt	2,038	625
Convertible debt issued in 2010, net of discount	4,000	6,930
Convertible debt issued in 2011	—	4,459
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	6,500	—
Total	$153,230	$160,307
Less: current portion	44,469	26,154
Less: portion included in liabilities of disposal group held for sale (a),(c)	5,197	—
Less: portion included in liabilities of variable interest entity held for sale (b)	5,953	6,034
Notes payable and other debt, net of current portion	$97,611	$128,119

(a)  The revolving credit facilities and lines of credit includes $0.2 million related to the outstanding loan entered into in conjunction with the acquisition of the Companions skilled nursing facility in August 2012.
(b)  The senior debt - bonds, net of discount includes $6.0 million at both June 30, 2014 and December 31, 2013 related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC, revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(c)  The senior debt - other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of June 30, 2014 for each of the next five years and thereafter.  The 2015 maturities include $0.2 million and $5.0 million, respectively, related to the Companions outstanding loans classified as liabilities of disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at June 30, 2014.

(Amounts in 000’s)
2015	$55,796
2016	15,205
2017	32,881
2018	3,633
2019	1,660
Thereafter	44,459
Subtotal	153,634
Less: unamortized discounts ($178 classified as current)	(404)
Total notes and other debt	$153,230

Debt Covenant Compliance

As of June 30, 2014, the Company (including its consolidated variable interest entity) has approximately 36 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of June 30, 2014, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements, including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
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
As of June 30, 2014, $1.3 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.
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
On December 20, 2012, Bonterra entered into a Third Amendment to the Gemino-Bonterra Credit Facility, which altered the financial covenant in the original credit agreement to exclude the five entities controlled by Christopher Brogdon (Vice Chairman of the Board of Directors, owner of greater than 5% of the outstanding common stock and former Chief Acquisition Officer of the Company), and his wife, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Owners”) that were previously managed by an AdCare subsidiary, under another credit agreement with Gemino from the covenant calculation of maximum loan turn days and acknowledged that Bonterra shall not be obligated, directly or indirectly, for any indebtedness or obligations of the Oklahoma Owners to Gemino.
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
As of June 30, 2014, $1.3 million was outstanding of the maximum borrowing amount of $2.0 million under the Gemino-Bonterra Credit Facility.

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
Pursuant to the loan agreement and indenture, the outstanding bonds were prepaid on March 3, 2014 at par plus accrued interest in the amount of $3.1 million from the funds that were previously deposited into a restricted defeased bonds escrow account.
Senior Debt - Other Mortgage Indebtedness

Northridge, Woodland Hills and Abington

On March 28, 2014, the Company entered into a Fourth Amendment to Secured Loan Agreement and Payment Guaranty with KeyBank National Association ("KeyBank"), which amended the Secured Loan Agreement between the Company and KeyBank (the "KeyBank Credit Facility"), which amended the KeyBank Credit Facility. Pursuant to the amendment, among other things: (i) KeyBank waives the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014 such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage; and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
As of June 30, 2014, $12.0 million was outstanding under the KeyBank Credit Facility. The Company has $2.0 million of restricted assets related to this loan.
Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010 (the "2010 Notes")

During the six months ended June 30, 2014, holders of the Company's subordinated convertible promissory notes due August 2014 converted approximately $2.9 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock at a price of $3.73 per share. The Company recognized a $0.6 million loss on extinguishment of debt during the six months ended June 30, 2014 related to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock. The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

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
Other Debt

In March 2014, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 and maturing on December 31, 2014.  The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with interest ranging from 2.87% to 4.79%.  At June 30, 2014, the outstanding amount was approximately $2.0 million.
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
The Company incurred acquisition costs of approximately $0.5 million and $0.6 million during the three and six months ended June 30, 2013, respectively.  Acquisition costs are recorded in the “Other Income (Expense)” section of the Consolidated Statements of  Operations.  There were no acquisition costs during the three and six months ended June 30, 2014.
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

On May 6, 2013, Hearth & Home of Vandalia, Inc. (the “Vandalia Seller”), a wholly owned subsidiary of the Company, sold to H & H of Vandalia, LLC (the “Vandalia Purchaser”), pursuant to that certain Agreement of Sale, dated October 11, 2012 and amended December 28, 2012 (as amended, the “Ohio Sale Agreement”), between the Company and certain of its subsidiaries, including the Vandalia Seller (together, the “Ohio ALF Sellers”), on the one hand, and CHP Acquisition Company, LLC (“CHP”) on the other hand, certain land, buildings, improvements, furniture, fixtures and equipment comprising the Vandalia facility located in Vandalia, Ohio. CHP had previously assigned its rights in the Ohio Sale Agreement with respect to the Vandalia facility to the Vandalia Purchaser.
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
During the fourth quarter of 2013, Riverchase, our variable interest entity, entered into a sales listing agreement to sell Riverchase Village, the 105-unit assisted living facility located in Hoover, Alabama, to exit the operations. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 to sell Riverchase Village.
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
The following table summarizes the activity of discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2014	2013	2014	2013
Total revenues from discontinued operations	$1,574	$3,256	$3,073	$7,054
Net loss from discontinued operations	$(260)	$(1,365)	$(767)	$(2,065)
Interest expense, net from discontinued operations	$263	$280	$524	$606
Loss on disposal of assets from discontinued operations	$—	$(260)	$—	$(447)

Assets and liabilities of the disposal groups held for sale at June 30, 2014 and December 31, 2013 are as follows:

(Amounts in 000’s)	June 30, 2014	December 31, 2013
Property and equipment, net	$5,418	$400
Other assets	1,400	—
Assets of disposal groups held for sale	$6,818	$400

Mortgage payable	$5,000	$—
Line of credit	197	—
Liabilities of disposal group held for sale	$5,197	$—

Certain assets of Companions have been reclassifed to Assets of disposal group held for use at December 31, 2013, and are shown in the table below:

Amounts in (000's)	December 31, 2013
Property and equipment, net	$5,135
Assets of disposal group held for use	$5,135
Assets and liabilities of the variable interest entity held for sale at June 30, 2014 and December 31, 2013 are as follows:

Amounts in (000's)	June 30, 2014	December 31, 2013
Property and equipment, net	$5,893	$5,893
Other assets	$1	$52
Assets of variable interest entity held for sale	$5,894	$5,945

Bonds payable	$5,953	$6,034
Liabilities of variable interest entity held for sale	$5,953	$6,034

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
NOTE 12.                       STOCK BASED COMPENSATION

For the three and six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2014	2013	2014	2013
Employee compensation:
Stock options	$7	$154	$189	$288
Employee warrants	48	35	90	60
Management restricted stock	68	8	102	17
Total employee stock-based compensation expense	$123	$197	$381	$365
Non-employee compensation
Board restricted stock	$42	$67	$226	$133
Board stock options	61	27	121	53
Subtotal non-employee stock-based compensation expense	$103	$94	$347	$186
Amortization of prepaid services	—	—	11	—
Total non-employee stock-based compensation expense	$103	$94	$358	$186
Total stock-based compensation expense	$226	$291	$739	$551

Stock Incentive Plans

The Company has three equity-based compensation plans: the AdCare Health Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”), the 2005 Stock Option Plan of AdCare Health Systems, Inc. (the “2005 Plan”) and the 2004 Stock Option Plan of AdCare Health Systems, Inc. (the “2004 Plan”) which provide for the granting of qualified incentive and non-qualified stock options to employees, directors, consultants and advisors. The 2011 Plan also permits the granting of restricted stock to employees, directors, consultants and advisors.  The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2011 Plan to make future grants. The 2004 Plan expired on March 31, 2014. The number of options under the 2005 Plan outstanding at June 30, 2014 was 17,773.  The maximum number of shares of common stock which can be issued under the 2011 Plan is 2,152,500 at June 30, 2014.
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
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the six months ended June 30, 2014 and 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Six Months Ended June 30,
	2014	2013
Expected volatility	51.0%	60.0%
Expected life (in years)	5.2	5.2
Expected dividend yield	—	—
Risk-free interest rate	1.73%	0.71%

The weighted-average grant date fair value for options granted during the six months ended June 30, 2014 was approximately $1.95.
The assumptions used in calculating the fair value of non-employee common stock options and warrants granted during the six months ended June 30, 2014 and 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Six Months Ended June 30,
	2014	2013
Expected volatility	51.0%	n/a
Expected life (in years)	5.0	n/a
Expected dividend yield	—	n/a
Risk-free interest rate	1.74%	n/a
The weighted-average grant date fair value for warrants granted during the six months ended June 30, 2014 was approximately $1.79.
Employee Common Stock Options

Activity with respect to employee stock options is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2013	1,804	$4.54
Granted	55	$4.23
Exercised	(72)	$3.59
Unvested options forfeited or cancelled	(349)	$4.26
Vested options expired	(141)	$4.23
Outstanding, June 30, 2014	1,298	$4.69	7.2	$262
Vested at June 30, 2014	595	$4.78	5.8	$134
Vested or expected to vest at June 30, 2014 (a)	1,180	$4.78	7.0	$242

(a) Includes forfeiture adjusted unvested shares.

Total unrecognized compensation expense related to non-vested stock options at June 30, 2014 was approximately $0.7 million and is expected to be recognized over a weighted-average period of 1.7 years.
The following summary information reflects stock options outstanding, vested and expected to vest, and related details as of June 30, 2014:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Expected to Vest (000's)	Weighted Average Exercise Price
$1.30	18	1.4	$1.30	18	$1.30
$1.31 - $3.99	379	5.6	$3.93	351	$3.93
$4.00 - $4.30	490	8.8	$4.13	414	$4.12
$4.31 - $4.99	97	5.2	$4.65	82	$4.69
$5.00 - $7.62	315	7.5	$6.67	315	$6.67
Total	1,298	7.2	$4.78	1,180	$4.74

 Employee Common Stock Warrants
Activity with respect to employee common stock warrants is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2013	1,876	$3.09
Granted	—	$—
Exercised	—	$—
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	—	$—
Outstanding, June 30, 2014	1,876	$3.09	4.3	$2,383
Vested at June 30, 2014	1,724	$2.94	4.0	$2,371
Vested or expected to vest at June 30, 2014 (a)	1,863	$3.08	4.3	$2,383

(a) Includes forfeiture adjusted unvested shares.

Total unrecognized compensation expense related to non-vested employee stock warrants at June 30, 2014, was approximately $0.2 million and is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock

Activity with respect to restricted stock is summarized as follows:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2013	314	$3.31
Granted	—	$—
Vested	(10)	$4.34
Forfeited	—	$—
Unvested at June 30, 2014	304	$3.28

Total unrecognized compensation expense related to non-vested restricted stock at June 30, 2014, was approximately $0.2 million and is expected to be recognized over a weighted-average period of 1.2 years.

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

Activity with respect to non-employee common stock warrants is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2013	1,989	$3.84
Granted	49	$4.50
Exercised	(696)	$3.56
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	(325)	$4.51
Outstanding, June 30, 2014	1,017	$3.85	1.8	$449
Vested at June 30, 2014	1,017	$3.85	1.8	$449
Vested or expected to vest at June 30, 2014 (a)	1,017	$3.85	1.8	$449
(a) Includes forfeiture adjusted unvested shares.

The table below reflects the outstanding options and warrants by exercise price:

Options (000's)	Employee Warrants (000's)	Non-employee Warrants (000's)	Exercise Price
	204		$1.04
18			$1.30
		14	$1.73
	199		$1.93
	222		$2.57
	241		$2.59
	222		$3.43
	116		$3.46
	276		$3.75
		50	$3.80
		748	$3.81
32			$3.86
247	105		$3.93
100		85	$3.96
20			$4.05
288			$4.06
		55	$4.08
57			$4.11
126			$4.30
	116		$4.32
30			$4.33
		16	$4.37
		49	$4.50
	105		$4.58
25			$4.61
42			$4.90
105			$5.71
	70		$5.90
105			$6.67
105			$7.62
1,298	1,876	1,017

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
On June 22, 2013, the Company and Riverchase, an entity which is owned and controlled by Christopher Brogdon (the Company’s Vice Chairman and a greater than 5% beneficial owner of the common stock) and which is our variable interest entity, agreed to mutually terminate the five-year management agreement, dated June 22, 2010.  Riverchase owns Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama.  Pursuant to the management agreement, a subsidiary of the Company supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility.
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
During the fourth quarter of 2013, Riverchase entered into a sales listing agreement to sell Riverchase Village. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014.
On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014, with Mr. Brogdon and entities controlled by Mr. Brogdon, which amends the Option Agreement to: (i) extend the Riverchase Option until June 22, 2015; and (ii) reduce the purchase price for the exercise of the Riverchase Option to $1.00. Furthermore, the letter agreement provides that, upon the closing of the sale of the Riverchase Village facility to an arms-length third party purchaser, regardless of whether the Company has exercised the Riverchase Option, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds shall be paid to the Company; (b) the remaining net sales proceeds shall be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under a promissory note issued by Mr. Brogdon in favor of the Company in the principal amount of $523,663 with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds shall be paid to the Company.
On May 15, 2014, the Company and certain of its subsidiaries entered into an amendment, dated as of May 15, 2014, with Mr. Brogdon and entities controlled by Mr. Brogdon, pursuant to which the Company agreed to pay an amount of $92,323 (the "Tax Payment") to the appropriate governmental authorities of Jefferson County, Alabama, such amount representing outstanding real property taxes due on the Riverchase Village facility. The Company determined that it was in its best interest to make the Tax Payment in order to preserve the Company's interest in the sale of the Riverchase Village facility. In connection with the Tax Payment, the parties also agreed to amend and restated the promissory note issued by Mr. Brogdon in favor of the Company to reflect a new principal amount of $615,986 which represents the principal of the note plus the Tax Payment. If the closing of the sale of the Riverchase Village facility does not occur on or before December 31, 2014, then a payment of principal under the amended and restated promissory note equal to the Tax Payment shall be due and payable to the Company on or before January 31, 2015.
Furthermore, the amendment amends the agreement so that upon the closing of the sale of the Riverchase Village facility to a third party purchaser, the net sales proceeds from such sale shall be distributed so that any net sales proceeds shall firstly be paid to the Company to satisfy the $92,323 amount under the amended and restated note representing the Tax Payment.
The following summarizes the assets and liabilities of the variable interest entity included in the consolidated balance sheets:

(Amounts in 000’s)	June 30, 2014	December 31, 2013
Cash	$(12)	$11
Accounts receivable	—	92
Assets of variable interest entity held for sale	5,894	5,945
Other assets	354	371
Total assets	$6,236	$6,419

Accounts payable	$1,909	$1,791
Accrued expenses	338	228
Liabilities of variable interest entity held for sale	5,953	6,034
Noncontrolling interest	(1,964)	(1,634)
Total liabilities and equity	$6,236	$6,419

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
Operating Leases

     The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  Facility rent expense totaled $1.8 million and $3.5 million for the three and six months ended June 30, 2014, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2013 .
Five of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years ending 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults and is in compliance as of June 30, 2014.
Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years ending 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of June 30, 2014, the Company is in compliance with all financial and administrative covenants of this lease agreement.
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
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of June 30, 2014, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon (Vice Chairman of the Board of Directors, owner of greater than 5% of the outstanding commons stock and former Chief Acquisition Officer of the Company) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Owners”) that were previously managed by an AdCare subsidiary (the "Oklahoma Facilities"). The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.  On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regarding the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants. On April 4, 2014, the Company responded to the amended complaint and filed a motion to dismiss the case and is waiting on a decision by the court. The trial is scheduled to begin in January 2015. The Company believes that the complaint is without merit and intends to vigorously defend itself against the claims set forth therein.
On October 2, 2013, the Company responded to certain letters received from Georgia Department of Community Health ("GDCH") in September 2013 requesting payment of past due provider fees totaling $1.2 million for certain nursing facilities for periods prior to the Company's operation of the facilities. The Company received a final determination from GDCH in April 2014 confirming the Company was responsible for the payment of approximately $0.1 million relating to these past due provider fees. The Company has paid these past due provider fees as of June 30, 2014.
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
As of June 30, 2014, the Company is owed approximately $1.2 million from a prior owner of a certain 118-bed skilled nursing facility located in Oklahoma City, Oklahoma and has submitted the matter to a commercial arbitrator in order to resolve the issue.  Arbitration is currently scheduled for August 25, 2014. The Company has not recorded a reserve against this receivable because the Company believes the amount will be collected.
Income Tax Examination
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. On May 7, 2014, the IRS completed and closed the examination and no changes were required to the Company's 2011 income tax return. The Company is not currently under examination by any other major income tax jurisdiction.
NOTE 15.                       RELATED PARTY TRANSACTIONS
Purchase Agreement - Riverchase
On April 1, 2014, Riverchase, the Company's consolidated variable interest entity, entered into a purchase agreement to sell the Riverchase Village facility to an independent third party, subject to certain closing conditions.
Consulting Agreement
On May 6, 2014, the Company and Mr. Brogdon (the Company’s Vice Chairman and greater than 5% beneficial owner of the common stock) entered into an Amendment to Consulting Agreement, which amends that certain Consulting Agreement, dated December 31, 2012, between the Company and Mr. Brogdon, to restructure and reduce amounts payable to Mr. Brogdon thereunder. As a result of the Consulting Agreement Amendment:

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

The Consulting Fee is payable by the Company to Mr. Brogdon as follows: (x) a one-time payment of $100,000 on May 6, 2014; and (y) monthly payments of $15,000 commencing on June 1, 2014 and continuing each month thereafter until the Consulting Fee is paid in full. Notwithstanding the foregoing, if the Riverchase Village facility (which is owned by an entity which is owned and controlled by Mr. Brogdon) is sold prior to September 1, 2014, then the amount of the unpaid Consulting Fee will be reduced by (and offset against) the aggregate principal balance owed by Mr. Brogdon to the Company (the “outstanding balance”) under the promissory note executed by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with any remaining balance of the Consulting Fee owed to Mr. Brogdon to be paid in cash at closing. The outstanding balance will be determined after the application of the net sales proceeds from the sale of the Riverchase Village facility pursuant to the terms of the agreement between AdCare, certain of its subsidiaries, Mr. Brogdon and certain entities controlled by him, dated as of February 28, 2014. If the sale of the Riverchase Village facility is not completed prior to September 1, 2014, the balance of the Consulting Fee owed to Mr. Brogdon by the Company will be offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note.
On May 15, 2014, the Company and certain of its subsidiaries entered into an amendment, dated as of May 15, 2014, with Mr. Brogdon and entities controlled by Mr. Brogdon, pursuant which the Company agreed to pay an amount of $92,323 (the "Tax Payment") to the appropriate governmental authorities of Jefferson County, Alabama, such amount representing outstanding real property taxes due on Riverchase Village. The Company determined that is was in its best interest to make the Tax Payment in order to preserve the Company's interest in the sale of Riverchase Village. In connection with the Tax Payment, the parties also agreed to amend and restated the promissory note issued by Mr. Brogdon in favor of the Company to reflect a new principal amount of $615,986 which represents the principal of the note plus the Tax Payment. If the closing of the sale of Riverchase Village does not occur on or before December 31, 2014, then a payment of principal under the amended and restated promissory note equal to the Tax Payment shall be due and payable to the Company on or before January 31, 2015.
Furthermore, the amendment amends the agreement so that upon the closing of the sale of Riverchase Village to a third party purchaser, the net sales proceeds from such sale shall be distributed so that any net sales proceeds shall firstly be paid to the Company to satisfy the $92,323 amount under the amended and restated note representing the Tax Payment.
Termination of Sublease
On May 6, 2014, ADK Administrative Property, LLC, a wholly owned subsidiary of the Company (“ADK Admin”), and Winter Haven Homes, Inc. (“Winter Haven”), an entity controlled by Mr. Brogdon, entered into a Sublease Termination Agreement, pursuant to which ADK Admin and Winter Haven terminated, effective as of May 31, 2014, that certain Sublease Agreement between them dated as of May 1, 2011. Pursuant to the Sublease Agreement, ADK Admin subleased from Winter Haven certain office space located at Two Buckhead Plaza, Atlanta, Georgia, with rent of approximately $5,000 payable monthly through November 2018. The sublease termination agreement terminated, as of May 31, 2014, all obligations of ADK Admin under the Sublease Agreement, including all obligations to pay rent. Winter Haven agreed to the termination of the sublease agreement in consideration for a portion of the amounts payable to Mr. Brogdon pursuant to the Consulting Agreement Amendment.
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

Thomasville
On July 1, 2014, a certain wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in south Georgia to a local nursing home operator.
Debt Modifications
On July 17, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with The PrivateBank and Trust Company (“PrivateBank”), effective July 2, 2014, which modified that certain Loan Agreement,dated July 2, 2012, as amended, PrivateBank Loan Agreement. The modification, among other things: (i) extends the maturity date of the PrivateBank Loan Agreement from July 2, 2014 to January 2, 2015; and (ii) amends certain financial terms under the PrivateBank Loan Agreement regarding debt service and interest charges.
On July 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Fifth Modification Agreement with PrivateBank, effective July 22, 2014, which modified that certain Loan Agreement, dated September 20, 2012, as amended, the Private Bank Credit Facility. The modification, among other things: (i) increases the letter of credit amount available under the PrivateBank Credit Facility from $3.5 million to $3.75 million; and (ii) amends certain financial terms under the PrivateBank Credit Facility regarding debt service and interest charges.
Strategic Plan to Transition to a Facilities Holding Company
On July 23, 2014, the Company announced that the Board of Directors had approved, and management has begun to implement, a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing transactions, the operations of the Company’s currently owned and operated healthcare facilities, which are principally skilled nursing facilities, will be transitioned to third parties, and the properties the Company leases will be sub-leased, effectively exiting the operations of these facilities, and will transition its business to the ownership, acquisition and leasing of healthcare-related properties. The Company has identified and commenced discussions with regional operators to lease its facilities in Ohio, Oklahoma and Arkansas, representing 18 of the Company’s 34 facilities. Furthermore, certain regional operators in other markets, including Alabama, Georgia and South Carolina, have contacted the Company to discuss leasing the Company’s facilities in these regions.
Subordinated Convertible Debt Promissory Notes Issued in 2010
In July 2014 and August 2014, the Company issued to holders of the Company’s subordinated convertible promissory notes dated October 26, 2010, an aggregate of 294,906 shares of the Company’s common stock upon conversion of $1,100,000 of the aggregate principal amount thereof. Specifically, the Company issued on the following dates: (i) July 22, 2014, an aggregate amount of 26,810 shares; and (ii) August 1, 2014, an aggregate amount of 268,096 shares. The conversion price was $3.73 per share of common stock. The subordinated convertible promissory notes were issued, and the shares of common stock issuable upon conversion thereof were issued, pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Company relied upon such exemption based upon the private nature of the transaction, the lack of general solicitation and representations made by each such holder regarding, among other things, the holder’s sophistication and access to information about the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), own and operate skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of June 30, 2014, operates 38 facilities comprised of 35 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 4,300 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of June 30, 2014, of the total 38 facilities, the Company owned and operated 25 facilities, leased and operated nine facilities, and managed four facilities for third parties. As part of the Company’s strategy to focus on the growth of its skilled nursing segment, the Company decided in the fourth quarter of 2011 to exit the home health segment of the business. In the fourth quarter of 2012, the Company continued this strategy and entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities. During the fourth quarter of 2013, Riverchase Village ADK, LLC ("Riverchase"), our consolidated variable interest entity, entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014. During the first quarter of 2014, the Company executed a representation agreement to sell Companions Specialized Care Center ("Companions"), a 102-bed skilled nursing facility located in Tulsa, Oklahoma to exit the operations. The home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, and the skilled nursing facility in Tulsa, Oklahoma are reported as discontinued operations (see Note 10 - Discontinued Operations).
The Company owns and manages skilled nursing facilities (“SNF”) and assisted living facilities.  The Company delivers skilled nursing and assisted living services through wholly owned separate operating subsidiaries.  During the first quarter of 2014, the Company discontinued management services on eight facilities, bringing our Company’s total bed count to 4,253 at June 30, 2014.  The following tables provide summary information regarding our facility composition:

	June 30, 2014	June 30, 2013
Cumulative number of facilities	38	45
Cumulative number of operational beds	4,253	4,556

		Number of Facilities at
		June 30, 2014
State	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	Total
Alabama	304	2	—	—	2
Arkansas	1,041	10	—	—	10
Georgia	1,640	4	7	1	12
Missouri	80	—	1	—	1
North Carolina	106	1	—	—	1
Ohio	705	4	1	3	8
Oklahoma	197	2	—	—	2
South Carolina	180	2	—	—	2
Total	4,253	25	9	4	38

Facility Type
Skilled Nursing	4,058	23	9	3	35
Assisted Living	112	2	—	—	2
Independent Living	83	—	—	1	1
Total	4,253	25	9	4	38

Liquidity

For the six months ended and as of June 30, 2014, we had a net loss of $5.3 million and negative working capital of $34.7 million. At June 30, 2014, we had $11.1 million in cash and cash equivalents and $153.2 million in indebtedness, including current maturities and discontinued operations, of which $55.6 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount of $4.0 million and $6.5 million that mature in August 2014 and April 2015, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
On July 23, 2014, the Company announced that the Board of Directors had approved, and management has begun to implement, a strategic plan (the "New Plan") to transition the Company to a healthcare property holding and leasing company (see Note 16 - Subsequent Events). The Company's final assessment of liquidity and profitability under the New Plan is dependent on the timing of the leasing and sub-leasing transactions contemplated by the New Plan. However, the Company believes the New Plan, when fully implemented, will enhance cash flow from operations, reduce capital expenditure requirements, and require significantly less working capital.
We estimate that cash flow from operations and other working capital changes under the existing business model will be approximately $7.3 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $5.1 million for the twelve months ending June 30, 2015. We anticipate that scheduled debt service (excluding approximately $6.4 million of bullet maturities due January 2015 and $21.0 million of bullet maturities due in February 2015 that the Company believes will be refinanced on a longer term basis and $4.0 million and $6.5 million in outstanding subordinated convertible promissory notes that mature in August 2014 and April 2015, respectively, but including principal and interest), will total approximately $16.3 million for the twelve months ending June 30, 2015. We anticipate the conversion to common stock of $2.9 million of the Company's outstanding subordinated convertible promissory notes that mature in August 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.1 million that were converted into shares of common stock of the Company in July and August 2014 (see Note 16 - Subsequent Events), and $6.5 million of the Company's outstanding subordinated convertible promissory notes that mature in April 2015. These promissory notes are convertible into shares of common stock of the Company at $3.73 per share and $4.50 per share, respectively. The closing price of the common stock exceeded $3.73 per share from January 1, 2014 through August 5, 2014 and exceeded $4.50 per share from July 23, 2014 through August 5, 2014. As discussed further below, if we were unable to refinance the $6.4 million of bullet maturities due January 2015 or the $21.0 million of bullet maturities due in February 2015, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.
During February and March 2014, the Company issued 693,761 shares of common stock to holders of the Company's warrants dated September 30, 2010 upon conversion at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million. On March 28, 2014, we received net proceeds of approximately $6.3 million from the issuance and sale of the Company's 10% subordinated convertible promissory notes due April 30, 2015. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2015.
Based on existing cash balances, anticipated cash flows for the twelve months ending June 30, 2015, the anticipated refinancing of $6.4 million of bullet maturities due January 2015 and $21.0 million of bullet maturities due February 2015, and the expected conversion of $2.9 million of the Company's outstanding subordinated convertible promissory notes that mature in August 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.1 million that were converted into shares of common stock of the Company in July and August 2014 (see Note 16 - Subsequent Events), and $6.5 million of subordinated convertible promissory notes due April 2015, into shares of common stock, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at June 30, 2014 we have approximately $44.2 million of debt payments and maturities due between July 2015 and June 2018, excluding subordinated convertible promissory notes which are convertible into shares of common stock.

We believe our long-term liquidity needs will be satisfied by these same sources, borrowings as required to refinance indebtedness and new sources of equity capital.
In order to satisfy our capital needs, we will seek to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, and continuing our cost optimization and efficiency strategies; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; (iv) raise capital through the issuance of debt or equity securities; and (v) implement the New Plan. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including $6.4 million of bullet maturities due January 2015 and $21.0 million of bullet maturities due February 2015), the subordinated convertible promissory notes due August 2014 and April 2015 are not converted into shares of common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay or modify its strategic plan.
Acquisitions

On February 15, 2013, the Company entered into a Purchase and Sale Agreement with Avalon Health Care, LLC to acquire certain land, buildings, improvements, furniture, vehicles, contracts, fixtures and equipment comprising: (i) a 180-bed skilled nursing facility known as Bethany Health and Rehab; and (ii) a 240-bed skilled nursing facility known as Trevecca Health and Rehab, both located in Nashville, Tennessee.  The Company deposited $0.4 million of earnest money escrow deposits in February 2013.  On June 1, 2013, the Purchase and Sale Agreement was terminated due to the failure of the transaction to close by May 31, 2013. In connection with the termination of the Purchase and Sale Agreement, the Company sought the return of $0.4 million previously deposited earnest money escrow deposits.  On August 1, 2013, the Company entered into a settlement agreement regarding the return of the $0.4 million previously deposited earnest money escrow deposits. Pursuant to the agreement, the previously deposited earnest money escrow deposits were released and distributed, $0.3 million to the Company and $0.1 million to Avalon, respectively.
The Company incurred acquisition costs of approximately $0.5 million and $0.6 million during the three and six months ended June 30, 2013, respectively.  Acquisition costs are recorded  in “Other Income (Expense)” section of the Consolidated Statements of  Operations.  There were no acquisition costs during the three and six months ended June 30, 2014.
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
During the fourth quarter of 2013, Riverchase, our consolidated variable interest entity, entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014.
During the first quarter of 2014, the Company executed a representation agreement to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma, to exit the operations. The results of operations and cash flows for the home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, and the skilled nursing facility in Tulsa, Oklahoma are reported as discontinued operations in 2014 and 2013.
The following table summarizes the activity of discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2014	2013	2014	2013
Total revenues from discontinued operations	$1,574	$3,256	$3,073	$7,054
Net loss from discontinued operations	$(260)	$(1,365)	$(767)	$(2,065)
Interest expense, net from discontinued operations	$263	$280	$524	$606
Loss on disposal of assets from discontinued operations	$—	$(260)	$—	$(447)

Primary Performance Indicators

The Company owns and manages skilled nursing facilities and assisted living facilities, and delivers its services through wholly owned separate operating subsidiaries.
The Company focuses on two primary indicators in evaluating its financial performance. Those indicators are facility occupancy and patient mix. Facility occupancy is critical as higher occupancy generally leads to higher revenues. In addition, concentrating on increasing the number of Medicare covered admissions (“the patient mix”) helps in increasing revenues. The Company includes commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in the Company’s Medicare utilization percentages and analysis. The Company also evaluates “Same Facilities” and “Recently Acquired Facilities” results. Same Facilities represent those owned and leased facilities the Company began to operate prior to April 1, 2013. Recently Acquired Facilities results represent those owned and leased facilities the Company began to operate subsequent to April 1, 2013. For the three and six months ended June 30, 2014 and 2013, all facilities are considered to be Same Facilities.
Patient mix at the Company’s skilled nursing facilities for the three and six months ended June 30, 2014 and 2013 was as follows:

	Patient Mix (SNF only)
	Three Months Ended June 30,
	2014	2013
Medicare	15.9%	15.9%
Medicaid	70.5%	71.1%
Other	13.6%	13.0%
Total	100%	100%

	Patient Mix (SNF only)
	Six Months Ended June 30,
	2014	2013
Medicare	15.7%	16.1%
Medicaid	70.7%	70.7%
Other	13.6%	13.2%
Total	100.0%	100.0%

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
On January 1, 2013, the American Taxpayer Relief Act of 2012 (the “ATRA”) extended the therapy cap exception process for one year. The ATRA also made additional changes to the Multiple Procedure Payment Reduction previously implemented in 2010. The existing discount to multiple therapy procedures performed in an outpatient environment during a single day was 25%. Effective April 1, 2013, ATRA increased the discount rate by an additional 25% to 50%. The ATRA additionally delayed the sequestration reductions of 2% to all Medicare payments until April 1, 2013.
On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3%, for fiscal year 2014, relative to payments in 2013. This estimated increase is attributable to a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% multi-factor productivity adjustment as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. For fiscal year 2012 (most recent available fiscal year), the projected market basket percentage change exceeds the actual market basket percentage change by 0.51%. The 2014 Medicare payment rates for skilled nursing facilities were effective on October 1, 2013.
On May 1, 2014, CMS issued a proposed rule outlining fiscal year 2015 (which begins October 1, 2014) Medicare payment rates for skilled nursing facilities.    Based on proposed changes contained within this rule, CMS projects that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0%, from payments in fiscal year 2014 (which began October 1, 2013), which represents a higher update factor than the 1.3% update finalized for skilled nursing facilities in fiscal year 2014. This estimated increase is attributable to 2.4% market basket increase, reduced by the 0.4 percentage point multifactor productivity adjustment required by law.
On July 31, 2014, CMS issued a final rule outlining fiscal year 2015 (which begins October 1, 2014) Medicare payment rates for skilled nursing facilities. Based on the changes contained within the rule, CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0%, from payments in fiscal year 2014 (which began October 1, 2013), which represents a higher update factor than the 1.3% update finalized for skilled nursing facilities last year. This estimated increase is attributable to a 2.5% market basket increase, reduced by the 0.5 percentage point multifactor productivity adjustment required by law.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities could be reduced, with a corresponding adverse impact on our financial condition or results of operations.
We also derive a substantial portion of our consolidated revenue from Medicaid reimbursement, primarily through our skilled nursing business. Medicaid programs are administered by the applicable states and financed by both state and federal funds. Medicaid spending nationally has increased significantly in recent years, becoming an increasingly significant component of state budgets. This, combined with slower state revenue growth and other state budget demands, has led the Federal government to institute measures aimed at both controlling the growth of Medicaid spending and, in some instances, reducing it.
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

Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30, 2014
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	65.7%	9.8%	$3,747	$433.24	$174.57
Arkansas	1,009	1,009	66.8%	17.7%	$13,969	$483.68	$165.46
Georgia	1,379	1,379	87.5%	15.9%	$23,431	$449.69	$157.52
Missouri	80	80	72.1%	10.5%	$918	$419.08	$137.98
North Carolina	106	106	68.0%	16.1%	$1,504	$443.03	$162.63
Ohio	293	293	83.5%	14.2%	$5,068	$425.04	$165.01
Oklahoma	197	197	72.6%	21.0%	$2,919	$472.49	$145.13
South Carolina	180	180	88.6%	15.0%	$3,091	$430.42	$163.53
Total	3,548	3,548	77.7%	15.9%	$54,647	$456.19	$160.95

	For the Three Months Ended June 30, 2013
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	72.8%	9.7%	$3,848	$388.20	$165.85
Arkansas	1,009	1,009	62.1%	18.2%	$13,051	$441.61	$172.83
Georgia	1,379	1,379	88.6%	16.0%	$23,612	$445.80	$155.82
Missouri	80	80	76.8%	17.8%	$1,059	$408.07	$134.76
North Carolina	106	106	71.3%	14.7%	$1,555	$457.77	$166.92
Ohio	293	293	83.7%	15.2%	$5,127	$436.25	$166.21
Oklahoma	197	197	73.0%	16.8%	$2,583	$423.02	$139.42
South Carolina	180	180	84.4%	14.5%	$2,822	$385.10	$164.20
Total	3,548	3,548	77.4%	15.9%	$53,657	$436.10	$160.96

	For the Six Months Ended June 30, 2014
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	66.6%	8.9%	$7,492	$422.01	$174.58
Arkansas	1,009	1,009	66.5%	18.2%	$27,639	$469.78	$165.40
Georgia	1,379	1,379	87.4%	15.4%	$46,642	$456.68	$157.75
Missouri	80	80	72.0%	11.3%	$1,895	$425.46	$138.08
North Carolina	106	106	68.9%	14.5%	$2,993	$452.82	$161.94
Ohio	293	293	84.3%	15.2%	$10,273	$434.61	$164.52
Oklahoma	197	197	70.3%	19.2%	$5,377	$449.24	$145.11
South Carolina	180	180	87.3%	15.0%	$6,052	$438.86	$163.84
Total	3,548	3,548	77.5%	15.6%	$108,363	$455.03	$161.04

	For the Six Months Ended June 30, 2013
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	73.0%	11.0%	$7,681	$392.10	$166.62
Arkansas	1,009	1,009	61.1%	18.1%	$25,531	$436.61	$173.21
Georgia	1,379	1,379	88.6%	16.2%	$47,349	$448.75	$157.12
Missouri	80	80	74.6%	16.7%	$2,051	$423.33	$134.39
North Carolina	106	106	76.7%	15.7%	$3,320	$456.21	$164.28
Ohio	293	293	84.6%	16.6%	$10,634	$444.55	$167.08
Oklahoma	197	197	73.3%	16.8%	$5,208	$431.26	$139.15
South Carolina	180	180	81.7%	13.1%	5,382	397.44	163.40
Total	3,548	3,548	77.2%	16.1%	$107,156	$438.61	$161.62

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
There have been no significant changes during the six months ended June 30, 2014 to the items that the Company disclosed as its critical accounting policies and use of estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations

Facility Occupancy and Revenue Analysis:

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Same Facilities (a)	78.4%	77.7%	78.1%	77.5%

	Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2014	2013	2014	2013
Same Facilities (a)	$55,425	$54,361	$109,875	$108,531

(a) "Same Facilities" results represent all owned and leased facilities we began operating on and prior to April 1, 2013

Comparison for the three months ended June 30, 2014 and 2013

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

	Three Months Ended June 30,		Increase (Decrease)
(Amounts in 000’s)	2014	2013	Amount	Percent
Revenues:
Patient care revenues	$55,425	$54,361	$1,064	2%
Management revenues	304	498	(194)	(39)%
Total revenues	55,729	54,859	870	2%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	46,364	45,851	513	1%
General and administrative expenses	4,179	4,505	(326)	(7)%
Audit committee investigation expense	—	848	(848)	(100)%
Facility rent expense	1,751	1,758	(7)	—%
Depreciation and amortization	1,954	1,778	176	10%
Salary retirement and continuation costs	1,282	149	1,133	760%
Total expense	55,530	54,889	641	1%
Income (loss) from Operations	199	(30)	229	763%
Other Income (Expense):
Interest expense, net	(2,650)	(3,087)	(437)	14%
Acquisition costs, net of gains	—	(487)	(487)	100%
Derivative loss	—	(1,947)	(1,947)	100%
Loss on extinguishment of debt	—	(25)	(25)	100%
Loss on disposal of assets	—	(4)	(4)	100%
Other expense	(84)	—	84	—%
Total other expense, net	(2,734)	(5,550)	(2,816)	51%
Loss from Continuing Operations Before Income Taxes	(2,535)	(5,580)	(3,045)	55%
Income tax expense	—	—	—	—%
Loss from Continuing Operations	$(2,535)	$(5,580)	$(3,045)	55%

Patient Care Revenues—Total patient care revenues increased by approximately $1.1 million, or 2% , for the three months ended June 30, 2014 as compared with the same period in 2013.  The increase was primarily due to a slight increase in the skilled facility occupancy rate from 77.4% to 77.7% and an increase in the skilled facility average Medicare reimbursement rate per patient day from $436.10 to $456.19, or 4.6%..

Management Revenues—Management revenues (net of eliminations) decreased approximately $0.2 million, or 39%, for the three months ended June 30, 2014 as compared with the same period in 2013. The decrease is primarily due to the discontinuance of a management agreement effective as of March 1, 2014.
Cost of Services—Cost of services increased by $0.5 million, or 1%, during the three months ended June 30, 2014, as compared with the same period in 2013.  The increase is primarily due to approximately $0.4 million in pharmacy and therapy expense due to increased acuity and approximately $0.1 million for prior years provider fees. Cost of services as a percentage of patient care revenue decreased from 84.3% at June 30, 2013 to 83.7% at June 30, 2014.  The decrease in cost of services as a percentage of patient care revenue is primarily due to the progress the Company has made in its cost reduction optimization strategy in the operations of the facilities.
General and Administrative—General and administrative costs decreased by $0.3 million to $4.2 million for the three months ended June 30, 2014, compared with $4.5 million for the same period in 2013. The decrease is primarily due to the following: (i) decrease of approximately $0.3 million in accounting and auditing expense; (ii) decrease of approximately $0.1 million in employee stock compensation amortization expense; (iii) decrease of approximately $0.1 million in Board of Director fees; (iv) decrease of approximately $0.1 million in travel expense and investor relations expense, partially offset by an increase of approximately $0.3 million in legal fees.  As a percentage of total revenue, general and administrative costs declined to 7.5% for the three months ended June 30, 2014, compared with 8.2% for the same period in 2013, reflecting increased leverage of the Company’s fixed costs over the scale of expanding operations from acquisitions and the progress the Company has made in cost control efforts at the general and administrative level.
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
In connection with the restatement process and the Audit Committee’s review and inquiry during 2013, the Company incurred significant professional services costs and other expenses which have been recognized as a special charge totaling approximately $0.8 million for the three months ended June 31, 2013.
Facility Rent Expense—Facility rent expense was approximately $1.8 million for both of the three months ended June 30, 2014 and 2013.

Depreciation and Amortization—Depreciation and amortization for the three months ended June 30, 2014 increased by $0.2 million to $2.0 million, compared to $1.8 million for the same period in 2013. During the three months ended June 30, 2014, we recognized an impairment charge of $0.1 million to write down the carrying value of a certain 102-bed skilled nursing facility located in Tulsa, Oklahoma. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.
Salary Retirement and Continuation Costs— Salary Retirement and Continuation Costs increased by $1.1 million, or 760%, to $1.3 million for the three months ended June 30, 2014, compared with $0.2 million for the same period in 2013. The Company incurred certain retirement and salary continuation costs related to a separation agreement with a prior officer of the Company of approximately $0.9 million and approximately $0.4 million related to the amendment to the consulting agreement with the Company's Vice Chairman during the three months ended June 30, 2014. During the three months ended June 30, 2013, approximately $0.1 million related to separation agreements with prior officers of the Company which included wage continuation and fringe benefit costs.
Interest Expense, net—Interest expense, net decreased by $0.4 million, or 14%, to $2.7 million for the three months ended June 30, 2014, compared with $3.1 million for the same period in 2013. The decrease is primarily due to the holders of the Company's subordinated convertible promissory notes due August 2014 conversion of approximately $4.8 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock.

Acquisition Costs, net of Gains—The Company did not incur an expense for acquisition costs for the three months ended June 30, 2014 as a result of limited acquisition activity. This was a decrease of $0.5 million, compared with the same period in 2013.
Derivative Gain —For the three months ended June 30, 2014, there was no derivative loss compared to the $1.9 million loss for the three months ended June 30, 2013. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the year in comparison to the beginning of the year. The Company amended the debt instruments in October 2013 to eliminate the derivative feature, among other items. Consequently, the fair value of the derivative instrument was eliminated as of October 2013.
Other Expense—The Company recognized approximately $0.1 million of legal fees associated with on going litigation matters for the three months ended June 30, 2014 compared to the same period in 2013.
Income Tax Expense—The Company recognized no income tax expense for the three months ended June 30, 2014 compared to the same period in 2013.

Comparison for the six months ended June 30, 2014 and 2013

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

	Six Months Ended June 30,		Increase (Decrease)
(Amounts in 000’s)	2014	2013	Amount	Percent
Revenues:
Patient care revenues	$109,875	$108,531	$1,344	1%
Management revenues	786	1,008	(222)	(22)%
Total revenues	110,661	109,539	1,122	1%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	91,815	91,857	(42)	—%
General and administrative expenses	8,740	9,433	(693)	(7)%
Audit committee investigation expense	—	1,982	(1,982)	—%
Facility rent expense	3,510	3,495	15	—%
Depreciation and amortization	3,810	3,500	310	9%
Salary retirement and continuation costs	1,282	149	1,133	760%
Total expense	109,157	110,416	(1,259)	(1)%
Income (loss) from Operations	1,504	(877)	2,381	271%
Other Income (Expense):
Interest expense, net	(5,273)	(6,256)	(983)	16%
Acquisition costs, net of gains	—	(577)	(577)	—%
Derivative gain	—	189	189	—%
Loss on extinguishment of debt	(583)	(27)	556	(2,059)%
Loss on disposal of assets	—	(4)	(4)	—%
Other expense	(191)	—	191	—%
Total other expense, net	(6,047)	(6,675)	(628)	9%
Loss from Continuing Operations Before Income Taxes	(4,543)	(7,552)	(3,009)	40%
Income tax expense	(8)	(78)	(70)	90%
Loss from Continuing Operations	$(4,551)	$(7,630)	$(3,079)	40%

Patient Care Revenues—Total patient care revenues increased by $1.3 million, or 1%, for the six months ended June 30, 2014 as compared with the same period in 2013.  The increase was primarily due to a slight increase in the skilled facility occupancy rate from 77.2% to 77.5%, an increase in the skilled facility average Medicare reimbursement rate per patient day from $438.61 to $455.03, or 3.7%, partially offset by the decrease in the skilled patient mix percentage from 16.1% to 15.6%.
Management Revenues—Management revenues (net of eliminations) decreased approximately $0.2 million, or 22%, for the six months ended June 30, 2014 as compared with the same period in 2013. The decrease is primarily due to the discontinuance of a management agreement effective as of March 1, 2014.
Cost of Services—Cost of services was approximately $91.8 million for the six months ended June 30, 2014 as compared with the same period in 2013 of approximately $91.8 million.  Cost of services as a percentage of patient care revenue decreased from 84.6% at June 30, 2013 to 83.6% at June 30, 2014.  The decrease in cost of services as a percentage of patient care revenue is primarily due to the progress the Company has made in its cost reduction optimization strategy in the operations of the facilities.
General and Administrative—General and administrative costs decreased by $0.7 million to $8.7 million for the six months ended June 30, 2014, compared with $9.4 million for the same period in 2013. The decrease is primarily due to the following: (i) decrease of approximately $0.4 million in accounting and auditing expense; (ii) decrease in salaries, wages and employee benefits expense of approximately $0.2 million; (iii) decrease of approximately $0.1 million in recruiting costs; (iv) decrease of approximately $0.1 million in repair and maintenance expense; (v) decrease of approximately $0.1 million in travel expense; (vi) increase of approximately $0.1 million in purchasing rebates, partially offset by an increase of approximately $0.3 million in legal fees expense.  As a percentage of total revenue, general and administrative costs declined to 7.9% for the six months ended June 30, 2014, compared with 8.6% for the same period in 2013, reflecting increased leverage of the Company’s fixed costs over the scale of expanding operations from acquisitions and the progress the Company has made in cost control efforts at the general and administrative level.

.
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
In connection with the restatement process and the Audit Committee’s review and inquiry during 2013, the Company incurred significant professional services costs and other expenses which have been recognized as a special charge totaling approximately $2.0 million for the six months ended June 30, 2013.
Facility Rent Expense—Facility rent expense was approximately $3.5 million for both of the six months ended June 30, 2014 and 2013.

Depreciation and Amortization—Depreciation and amortization for the six months ended June 30, 2014 increased by $0.3 million to $3.8 million, compared to $3.5 million for the same period in 2013. During the six months ended June 30, 2014, we recognized an impairment charge of $0.2 million to write down the carrying value of a certain 102-bed skilled nursing facility located in Tulsa, Oklahoma. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.
Salary Retirement and Continuation Costs— Salary Retirement and Continuation Costs increased by $1.1 million, or 760%, to $1.3 million for the six months ended June 30, 2014, compared with $0.2 million for the same period in 2013. The Company incurred certain retirement and salary continuation costs related to a separation agreement with a prior officer of the Company of approximately $0.9 million and approximately $0.4 million related to the amendment to the consulting agreement with the Company's Vice Chairman during the six months ended June 30, 2014. During the six months ended June 30, 2013, approximately $0.1 million related to separation agreements with prior officers of the Company which included wage continuation and fringe benefit costs.
Interest Expense, net—Interest expense, net decreased by $1.0 million, or 16%, to $5.3 million for the six months ended June 30, 2014, compared with $6.3 million for the same period in 2013. The decrease is primarily due to the decrease of approximately $0.9 million related to the holders of the Company's subordinated convertible promissory notes due August 2014 conversion of approximately $4.8 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock and the decrease of approximately $0.1 million relating to the repayment of the outstanding bonds on March 3, 2014 at par plus accrued interest in the amount of $3.1 million from funds that were previously deposited into a restricted defeased bonds escrow account.
Acquisition Costs, net of Gains—The Company did not incur an expense for acquisition costs for the six months ended June 30, 2014 as a result of limited acquisition activity. This was a decrease of $0.6 million, compared with the same period in 2013.
Derivative Gain —For the six months ended June 30, 2014, there was no derivative gain compared to $0.2 million for the six months ended June 30, 2013. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the year in comparison to the beginning of the year. The Company amended the debt instruments in October 2013 to eliminate the derivative feature, among other items. Consequently, the fair value of the derivative instrument was eliminated as of October 2013.

Loss on Extinguishment of Debt —The Company recognized a $0.6 million loss on extinguishment of debt during the six months ended June 30, 2014 compared with the same period in 2013 due to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock.
Other Expense—The Company recognized approximately $0.2 million of legal fees associated with on going litigation matters for the six months ended June 30, 2014 compared with the same period in 2013.
Income Tax Expense—The Company recognized a minimal income tax expense for the six months ended June 30, 2014, compared with an income tax expense of $0.1 million for the same period in 2013.  Income tax expense for the Company is related to state and local taxes.
Liquidity and Capital Resources

For the six months ended and as of June 30, 2014, we had a net loss of $5.3 million and negative working capital of $34.7 million. At June 30, 2014, we had $11.1 million in cash and cash equivalents and $153.2 million in indebtedness, including current maturities and discontinued operations, of which $55.6 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount of $4.0 million and $6.5 million that mature in August 2014 and April 2015, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
On July 23, 2014, the Company announced that the Board of Directors had approved, and management has begun to implement, a strategic plan (the "New Plan") to transition the Company to a healthcare property holding and leasing company (see Note 16 - Subsequent Events). The Company's final assessment of liquidity and profitability under the New Plan is dependent on the timing of the leasing and sub-leasing transactions contemplated by the New Plan. However, the Company believes the New Plan, when fully implemented, will enhance cash flow from operations, reduce capital expenditure requirements, and require significantly less working capital.
We estimate that cash flow from operations and other working capital changes under the existing business model will be approximately $7.3 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $5.1 million for the twelve months ending June 30, 2015. We anticipate that scheduled debt service (excluding approximately $6.4 million of bullet maturities due January 2015 and $21.0 million of bullet maturities due in February 2015 that the Company believes will be refinanced on a longer term basis and $4.0 million and $6.5 million in outstanding subordinated convertible promissory notes that mature in August 2014 and April 2015, respectively, but including principal and interest), will total approximately $16.3 million for the twelve months ending June 30, 2015. We anticipate the conversion to common stock of $2.9 million of the Company's outstanding subordinated convertible promissory notes that mature in August 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.1 million that were converted into shares of common stock of the Company in July and August 2014 (see Note 16 - Subsequent Events), and $6.5 million of the Company's outstanding subordinated convertible promissory notes that mature in April 2015. These promissory notes are convertible into shares of common stock of the Company at $3.73 per share and $4.50 per share, respectively. The closing price of the common stock exceeded $3.73 per share from January 1, 2014 through August 5, 2014 and exceeded $4.50 per share from July 23, 2014 through August 5, 2014. As discussed further below, if we were unable to refinance the $6.4 million of bullet maturities due January 2015 or the $21.0 million of bullet maturities due in February 2015, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, as well as delay, modify, or abandon its expansion plans due to our limited liquidity in such an event.
During February and March 2014, the Company issued 693,761 shares of common stock to holders of the Company's warrants dated September 30, 2010 upon conversion at an exercise price of $3.57 per share. The Company received proceeds of approximately $2.3 million, net of broker commissions of approximately $0.1 million. On March 28, 2014, we received net proceeds of approximately $6.3 million from the issuance and sale of the Company's 10% subordinated convertible promissory notes due April 30, 2015. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2015.
Based on existing cash balances, anticipated cash flows for the twelve months ending June 30, 2015, the anticipated refinancing of $6.4 million of bullet maturities due January 2015 and $21.0 million of bullet maturities due February 2015, and the expected conversion of $2.9 million of the Company's outstanding subordinated convertible promissory notes that mature in August 2014, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.1 million that were converted into shares of common stock of the Company in July and August 2014 (see Note 16 - Subsequent Events),

and $6.5 million of subordinated convertible promissory notes due April 2015, into shares of common stock, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at June 30, 2014 we have approximately $44.2 million of debt payments and maturities due between July 2015 and June 2018, excluding subordinated convertible promissory notes which are convertible into shares of common stock. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2014. We believe our long-term liquidity needs will be satisfied by these same sources, borrowings as required to refinance indebtedness and new sources of equity capital.
In order to satisfy our capital needs, we will seek to: (i) improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, and continuing our cost optimization and efficiency strategies; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; (iv) raise capital through the issuance of debt or equity securities; and (v) implement the New Plan. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including $6.4 million of bullet maturities due January 2015 and $21.0 million of bullet maturities due February 2015), the subordinated convertible promissory notes due August 2014 and April 2015 are not converted into shares of common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay or modify its strategic plan.
The following table presents selected data from the Company’s consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2014	2013
Net cash used in operating activities - continuing operations	$(7,690)	$(286)
Net cash (used in) provided by operating activities - discontinued operations	(942)	30
Net cash provided by (used in) investing activities - continuing operations	4,602	(4,610)
Net cash (used in) provided by investing activities - discontinued operations	(497)	671
Net cash flows (used in) provided by financing activities - continuing operations	(3,744)	422
Net cash flows provided by (used in) financing activities - discontinued operations	44	(1,942)
Net change in cash and cash equivalents	(8,227)	(5,715)
Cash and cash equivalents at beginning of period	19,374	15,937
Cash and cash equivalents at end of period	$11,147	$10,222

Six Months Ended June 30, 2014

Net cash used in operating activities - continuing operations for the six months ended June 30, 2014, was approximately $7.7 million, consisting primarily of the Company’s loss from operations, non-cash charges and changes in working capital, consisting of decreased accounts payable and accrued expenses of $3.0 million, increased accounts receivable of $5.0 million and increased prepaid expenses and other of $3.1 million.
Net cash provided by investing activities—continuing operations for the six months ended June 30, 2014, was approximately $4.6 million. This is primarily the result of a decrease in restricted cash and investments, offset by capital expenditures.
Net cash used in financing activities—continuing operations was approximately $3.7 million for the six months ended June 30, 2014. This is primarily the result of proceeds received of $6.1 million under the 2014 Convertible Notes, $3.3 million under the Company’s insurance premium financing and $2.3 million received from the exercise of warrants and options, offset by repayment of $6.2 million on notes payable, repayment of $3.0 million on bonds payable, repayment of $4.0 million of subordinated convertible promissory notes, payment of $1.3 million in preferred stock dividends, and changes in the line of credit and debt issuance costs of $0.8 million.
Six Months Ended June 30, 2013

Net cash used in operating activities - continuing operations for the six months ended June 30, 2013, was $0.3 million, consisting primarily of the Company’s loss from operations, non cash charges and changes in working capital, including increased accounts payable and accrued expenses of $5.6 million, increased accounts receivable $4.9 million, and increased prepaid expenses and other of $1.2 million.
Net cash used in investing activities—continuing operations for the six months ended June 30, 2013, was approximately $4.6 million. This is primarily the result of capital expenditures. The net cash provided by investing activities - discontinued operations was approximately $0.7 million for the six months ended June 30, 2013, related to proceeds from the sale of two additional assisted living facilities.
Net cash provided by financing activities—continuing operations was approximately $0.4 million for the six months ended June 30, 2013.  This is primarily the result of proceeds received under the Company's lines of credit and insurance premium financing, offset by repayment on notes payable, debt issuance costs and payment of the preferred stock dividend. Net cash used in financing activities - discontinued operations was approximately $1.9 million consisting of repayment of existing debt obligations related to the sale of the Lincoln Lodge Retirement Residence facility.
Notes Payable and Other Debt

Total notes payable and other debt obligations as of June 30, 2014 and December 31, 2013 were as follows:

(Amounts in 000’s)	June 30, 2014	December 31, 2013
Revolving credit facilities and lines of credit(a)	$8,435	$8,503
Senior debt - guaranteed by HUD	4,004	4,063
Senior debt - guaranteed by USDA	27,454	27,763
Senior debt - guaranteed by SBA	5,835	5,954
Senior debt - bonds, net of discount(b)	12,956	16,102
Senior debt - other mortgage indebtedness(c)	74,508	78,408
Other debt	2,038	625
Convertible debt issued in 2010, net of discount	4,000	6,930
Convertible debt issued in 2011	—	4,459
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	6,500	—
Total	$153,230	$160,307
Less: current portion	44,469	26,154
Less: portion included in liabilities of disposal group held for sale(a),(c)	5,197	—
Less: portion included in liabilities of variable interest entity held for sale(b)	$5,953	$6,034
Notes payable and other debt, net of current portion	$97,611	$128,119

(a)  The revolving credit facilities and lines of credit includes $0.2 million related to the outstanding loan entered into in conjunction with the acquisition of the Companions skilled nursing facility in August 2012.
(b)  The senior debt - bonds, net of discount includes $6.0 million at both June 30, 2014 and December 31, 2013 related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC, revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(c)  The senior debt-other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of June 30, 2014 for each of the next five years and thereafter. The 2015 maturities include $0.2 million and $5.0 million, respectively, related to the Companions Specialized Care Center's outstanding loans classified as liabilities of disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at June 30, 2014.

(Amounts in 000’s)
2015	$55,796
2016	15,205
2017	32,881
2018	3,633
2019	1,660
Thereafter	44,459
Subtotal	153,634
Less: unamortized discounts ($178 classified as current)	(404)
Total notes and other debt	$153,230

Debt Covenant Compliance

As of June 30, 2014, the Company (including its consolidated variable interest entity) has approximately 36 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e.; facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of June 30, 2014, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The following table includes financial covenant requirements as of the last measurement date as of or prior to June 30, 2014 in instances where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at June 30, 2014 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to June 30, 2014.

Credit Facility	Balance at June 30, 2014 (000's)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Gemino - Line of Credit	$2,625	Consolidated	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	1.09		1.10
Contemporary Healthcare Capital - Term Note and Line of Credit - CSCC Nursing, LLC	$5,000	Subsidiary	DSCR	Quarterly	1.15	0.87	*	1.15
	$197	Subsidiary	Minimum Occupancy	Quarterly	70%	67%	*	70%
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$11,129	Subsidiary	Minimum EBITDAR	Quarterly	$450	$364	*	$450
		Subsidiary	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	0.86	*	1.05
PrivateBank - Mortgage Note - Little Rock HC&R Nursing, LLC	$11,741	Subsidiary	Minimum EBITDAR	Quarterly	$311	$68	*	$358
PrivateBank - Mortgage Note - Woodland Manor Nursing, LLC	$4,554	Subsidiary	Minimum EBITDAR	Quarterly	$250	$182	*	$250
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
As of June 30, 2014, $1.3 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.
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
As of June 30, 2014, $1.3 million was outstanding of the maximum borrowing amount of $2.0 million under the Gemino-Bonterra Credit Facility.
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
As of June 30, 2014, $12.0 million was outstanding under the KeyBank Credit Facility. The Company has $2.0 million of restricted assets related to this loan.
Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010 (the "2010 Notes")

During the six months ended June 30, 2014, holders of the Company's subordinated convertible promissory notes due August 2014 converted approximately $2.9 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock at a price of $3.73 per share. The Company recognized a $0.6 million loss on extinguishment of debt during the three months ended March 31, 2014 related to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock. The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

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
Other Debt

During the six months ended June 30, 2014, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 and maturing on December 31, 2014.  The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with interest ranging from 2.87% to 4.79%.  At June 30, 2014, the outstanding amount was approximately $2.0 million.
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
Accounts receivable attributable to patient services of continuing operations totaled $28.7 million at June 30, 2014, compared to $26.3 million at December 31, 2013, representing approximately 47 and 41 days of revenue in accounts receivable as of June 30, 2014 and December 31, 2013, respectively.
The allowance for bad debt was $5.7 million and $5.0 million at June 30, 2014 and December 31, 2013, respectively. The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. The Company continues to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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

Off-Balance Sheet Arrangements

There were $3.2 million and $2.8 million of outstanding letters of credit at June 30, 2014 and December 31, 2013, respectively, that are pledged as collateral of borrowing capacity on the Loan and Security Agreement with The PrivateBank (the "PrivateBank Credit Facility"). The PrivateBank Credit Facility provides a $10.6 million senior secured revolving credit facility for through September 20, 2015 with the borrowings thereunder subject to a borrowing base and offset by the outstanding letters of credit.
Contractual Obligations - Operating Leases

The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  For the three months ended June 30, 2014 and 2013, facility rent expense totaled $1.8 million and $1.8 million, respectively. For the six months ended June 30, 2014 and 2013, facility rent expense totaled $3.5 million and $3.5 million, respectively.
Five of the Company’s facilities are operated under a single master lease arrangement. The lease has a term of ten years terminating in 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of June 30, 2014.
Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A covenant is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. The Company has been in compliance with financial and administrative covenants of this lease agreement during the three months ended June 30, 2014.
Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations

Due to the material amount of non-cash related items included in the Company’s results of operations, the Company has developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA from continuing operations for the three months ended June 30, 2014 was $5.4 million compared with $4.8 million for the three months ended June 30, 2013 . The Adjusted EBITDA from continuing operations for the six months ended June 30, 2014 was $7.3 million compared $5.3 million for the six months ended June 30, 2013.  The Company has also developed an Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR from continuing operations”) metric that is used primarily in some debt covenants of the Company’s loans.
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

The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations and EBITDAR from continuing operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2014	2013	2014	2013
Condensed Consolidated Statement of Operations Data:
Net loss	$(2,795)	$(6,945)	$(5,318)	$(9,695)
Discontinued operations	260	1,365	767	2,065
Loss from continuing operations (Per GAAP)	(2,535)	(5,580)	(4,551)	(7,630)
Add back:
Interest expense, net	2,650	3,087	5,273	6,256
Income tax expense	—	—	8	78
Amortization of stock based compensation	226	291	739	551
Depreciation and amortization	1,954	1,778	3,810	3,500
Acquisition costs, net of gain	—	487	—	577
Loss on extinguishment of debt	—	25	583	27
Derivative loss (gain)	—	1,947	—	(189)
Loss on disposal of assets	—	4	—	4
Audit committee investigation expense	—	848	—	1,982
Salary retirement and continuation costs	1,282	149	1,282	149
Other expense	84	—	191	—
Adjusted EBITDA from continuing operations	3,661	3,036	7,335	5,305
Facility rent expense	1,751	1,758	3,510	3,495
Adjusted EBITDAR from continuing operations	$5,412	$4,794	$10,845	$8,800

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
As of June 30, 2014, the Company is owed approximately $1.2 million from a prior owner of a certain 118-bed skilled nursing facility located in Oklahoma City, Oklahoma and has submitted the matter to a commercial arbitrator in order to resolve the issue.  Arbitration is currently scheduled for August 25, 2014. The Company has not recorded a reserve against this receivable because the Company believes the amount will be collected.
Item 1A.  Risk Factors.

Disclosure in response to Item 1A of Form 10-Q is not required to be provided by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2014 and August 2014, the Company issued to holders of the Company’s subordinated convertible promissory notes dated October 26, 2010, an aggregate of 294,906 shares of the Company’s common stock upon conversion of $1,100,000 of the aggregate principal amount thereof. Specifically, the Company issued on the following dates: (i) July 22, 2014, an aggregate amount of 26,810 shares; and (ii) August 1, 2014, an aggregate amount of 268,096 shares. The conversion price was

$3.73 per share of common stock. The subordinated convertible promissory notes were issued, and the shares of common stock issuable upon conversion thereof were issued, pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Company relied upon such exemption based upon the private nature of the transaction, the lack of general solicitation and representations made by each such holder regarding, among other things, the holder’s sophistication and access to information about the Company.

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
Incorporated by reference from Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
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

10.6
Letter agreement, dated February 28, 2014, by and among AdCare Health Systems, Inc., AdCare Administrative Services, LLC, AdCare Oklahoma Management, LLC, Hearth & Home of Ohio, Inc., BAN NH, LLC, Senior NH, LLC, Oak Lake, LLC, Kenmetal, LLC, Living Center, LLC, Meeker Nursing, LLC, Meeker Property Holdings, LLC, MCL Nursing, LLC, McLoud Property Holdings, LLC, Harrah Whites Meadows Nursing, LLC, Harrah property Holdings, LLC, Christopher F. Brogdon, GL Nursing, LLC, and Marsh Pointe Management, LLC
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
Incorporated by reference to Exhibit 10.336 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.10	Sublease Termination Agreement, entered into May 6, 2014 and effective as of May 31, 2014, by and between Winter Haven Homes, Inc. and ADK Administrative Property, LLC	Incorporated by reference from Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10.11	Amendment to Consulting Agreement, dated May 6, 2014, by and between AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference from Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10.12
Amendment, dated May 15, 2014, by among AdCare Health Systems, Inc., AdCare Administrative Services, LLC, AdCare Oklahoma Management, LLC, Hearth & Home of Ohio, Inc., BAN NH, LLC, Senior NH, LLC, Oak Lake, LLC, Kenmetal, LLC, Living Center, LLC, Meeker Nursing, LLC, Meeker Property Holdings, LLC, MCL Nursing, LLC, McLoud Property Holdings, LLC, Harrah Whites Meadows Nursing, LLC, Harrah Property Holdings, LLC, Christopher F. Brogdon, and GL Nursing, LLC
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 21, 2014
10.13	Amended and Restated Note, dated May 15, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 21, 2014
10.14	Modification Agreement, dated as of July 2, 2014, by and among Glenvue H&R Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2014
10.15
Fifth Modification Agreement, dated as of July 22, 2014, by and among ADK Thomasville Operator, LLC, ADK Lumber City Operator, LLC, ADK LaGrange Operator, LLC, ADK Powder Springs Operator, LLC, ADK Thunderbolt Operator, LLC, Attalla Nursing ADK, LLC, Mountain Trace Nursing ADK, LLC, Mt. Kenn Nursing, LLC, Erin Nursing, LLC, CP Nursing, LLC Benton Nursing, LLC, Valley River Nursing, LLC, Park Heritage Nursing, LLC, Homestead Nursing, LLC, Woodland Manor Nursing, LLC, Mountain View Nursing, LLC, Little Rock HC&R Nursing, LLC, Glenvue H&R Nursing, LLC, Coosa Nursing ADK, LLC, QC Nursing, LLC, AdCare Health Systems, Inc., and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 29, 2014

10.16	Separation and Release Agreement, dated May 29, 2014, by and between AdCare Health Systems, Inc. and Boyd P. Gentry	Filed herewith
10.17	Escrow Agreement, dated May 29, 2014, by and between AdCare Health Systems, Inc., Boyd P. Gentry, and Hughes, White, Kralicek, P.C.	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101
The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014 and (v) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	August 11, 2014	/s/ David A. Tenwick
David A. Tenwick
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2014	/s/ Ronald W. Fleming
Ronald W. Fleming
Chief Financial Officer
(Principal Financial and Accounting Officer)