Form 10-Q
period 2014-09-30
ADCARE HEALTH SYSTEMS, INC
filed 2014-11-13
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014:  18,878,571 shares of common stock with no par value were outstanding.

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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,867	$19,374
Restricted cash and investments	921	3,801
Accounts receivable, net of allowance of $6,202 and $4,989	25,771	23,598
Prepaid expenses and other	2,198	483
Assets of disposal group held for use	—	5,135
Assets of disposal groups held for sale	7,045	400
Assets of variable interest entity held for sale	5,894	5,945
Total current assets	54,696	58,736

Restricted cash and investments	7,773	11,606
Property and equipment, net	136,572	138,233
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	4,254	4,889
Goodwill	4,224	4,224
Lease deposits	1,832	1,715
Deferred loan costs, net	3,948	4,542
Other assets	93	12
Total assets	$215,863	$226,428

LIABILITIES AND EQUITY

Current liabilities:
Current portion of notes payable and other debt	$24,249	$12,027
Current portion of convertible debt, net of discounts	14,000	11,389
Revolving credit facilities and lines of credit	6,894	2,738
Accounts payable	17,729	23,783
Accrued expenses	15,644	13,264
Liabilities of disposal group held for sale	5,197	—
Liabilities of variable interest entity held for sale	5,954	6,034
Total current liabilities	89,667	69,235

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	86,832	107,858
Bonds, net of discounts	7,007	6,996
Revolving credit facilities	1,121	5,765
Convertible debt	—	7,500
Other liabilities	1,916	1,589
Deferred tax liability	—	191
Total liabilities	186,543	199,134

Commitments and contingencies (Note 14)

Preferred stock, no par value; 5,000 shares authorized; 950 shares issued and outstanding, redemption amount 23,750 at both September 30, 2014 and December 31, 2013	20,392	20,442

Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 18,811 and 16,016 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	61,251	48,370
Accumulated deficit	(50,141)	(39,884)
Total stockholders’ equity	11,110	8,486
Noncontrolling interest in subsidiary	(2,182)	(1,634)
Total equity	8,928	6,852
Total liabilities and equity	$215,863	$226,428
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Patient care revenues	$56,637	$53,126	$165,196	$160,471
Management revenues	354	521	1,140	1,529
Rental revenues	88	—	88	—
Total revenues	57,079	53,647	166,424	162,000

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	47,198	43,802	137,743	134,392
General and administrative expenses	3,578	4,583	12,318	14,016
Audit committee investigation expense	—	302	—	2,284
Facility rent expense	1,695	1,702	5,085	5,077
Depreciation and amortization	1,906	1,779	5,716	5,245
Salary retirement and continuation costs	1,489	5	2,771	154
Total expenses	55,866	52,173	163,633	161,168
Income from Operations	1,213	1,474	2,791	832

Other Income (Expense):
Interest expense, net	(2,644)	(3,204)	(7,916)	(9,459)
Acquisition costs, net of gains	(8)	(33)	(8)	(610)
Derivative gain	—	1,989	—	2,178
Loss on extinguishment of debt	(1,220)	(6)	(1,803)	(33)
Loss on disposal of assets	—	(6)	—	(10)
Other (expense) income	(444)	15	(636)	15
Total other expense, net	(4,316)	(1,245)	(10,363)	(7,919)

(Loss) Income from Continuing Operations Before Income Taxes	(3,103)	229	(7,572)	(7,087)
Income tax benefit (expense)	244	54	236	(24)
(Loss) Income from Continuing Operations	(2,859)	283	(7,336)	(7,111)

Loss from Discontinued Operations, Net of Tax	(690)	(696)	(1,531)	(2,998)
Net Loss	(3,549)	(413)	(8,867)	(10,109)

Net Loss Attributable to Noncontrolling Interests	218	195	548	629
Net Loss Attributable to AdCare Health Systems, Inc.	(3,331)	(218)	(8,319)	(9,480)

Preferred stock dividend	(646)	(306)	(1,938)	(918)
Net Loss Attributable to AdCare Health Systems, Inc. Common Stockholders	$(3,977)	$(524)	$(10,257)	$(10,398)

Net loss per Common Share attributable to AdCare Health Systems, Inc.
Common Stockholders -
Basic:
Continuing Operations	$(0.18)	$0.01	$(0.50)	$(0.50)
Discontinued Operations	(0.04)	(0.04)	(0.09)	(0.20)
	$(0.22)	$(0.03)	$(0.59)	$(0.70)

Diluted:
Continuing Operations	$(0.18)	$0.01	$(0.50)	$(0.50)
Discontinued Operations	(0.04)	(0.04)	(0.09)	(0.20)
	$(0.22)	$(0.03)	$(0.59)	$(0.70)

Weighted Average Common Shares Outstanding:
Basic	18,134	14,962	17,539	14,805
Diluted	18,134	14,962	17,539	14,805
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in 000’s)
(Unaudited)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balances, December 31, 2013	16,016	$48,370	$(39,884)	$(1,634)	$6,852

Stock-based compensation expense	—	983	—	—	983

Exercises of options and warrants	934	3,105	—	—	3,105

Stock issued for converted debt and interest	1,861	8,706	—	—	8,706

Nonemployee warrants issued in conjunction with debt offering	—	87	—	—	87

Preferred stock dividend	—	—	(1,938)	—	(1,938)

Net loss	—	—	(8,319)	(548)	(8,867)
Balances, September 30, 2014	18,811	$61,251	$(50,141)	$(2,182)	$8,928

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000’s)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,867)	$(10,109)
Loss from discontinued operations, net of tax	1,531	2,998
Loss from continuing operations	(7,336)	(7,111)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	5,716	5,245
Warrants issued for services	87	9
Stock-based compensation expense	983	737
Lease expense in excess of cash	166	121
Amortization of deferred financing costs	1,460	1,727
Amortization of debt discounts and premiums	(13)	502
Derivative gain	—	(2,178)
Loss on debt extinguishment	1,803	33
Deferred tax benefit	(191)	(27)
Loss on disposal of assets	—	10
Provision for bad debts	2,995	3,156
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(5,430)	(3,163)
Prepaid expenses and other	(1,660)	(965)
Other assets	(198)	387
Accounts payable and accrued expenses	(3,056)	4,698
Net cash (used in) provided by operating activities - continuing operations	(4,674)	3,181
Net cash used in operating activities - discontinued operations	(1,441)	(493)
Net cash (used in) provided by operating activities	(6,115)	2,688

Cash flows from investing activities:
Change in restricted cash and investments and escrow deposits for acquisitions	5,785	(5,632)
Proceeds from notes receivable	—	3,240
Purchase of property and equipment	(3,420)	(3,049)
Net cash provided by (used in) investing activities - continuing operations	2,365	(5,441)
Net cash (used in) provided by investing activities - discontinued operations	(778)	886
Net cash provided by (used in) investing activities	1,587	(4,555)

Cash flows from financing activities:
Proceeds from debt	17,750	7,372
Proceeds from convertible debt	6,022	—
Repayment on notes payable	(18,484)	(5,295)
Repayment on bonds payable	(3,049)	—
Repayment on convertible debt	(4,014)	—
Change in lines of credit	(335)	8
Debt issuance costs	(945)	(407)
Exercise of warrants and options	3,105	67
Preferred stock offering costs	(50)	—
Dividends paid on preferred stock	(1,938)	(918)
Net cash flows (used in) provided by financing activities - continuing operations	(1,938)	827
Net cash flows used in financing activities - discontinued operations	(41)	(2,173)
Net cash flows used in financing activities	(1,979)	(1,346)
Net Change in Cash	(6,507)	(3,213)
Cash, Beginning	19,374	15,937
Cash, Ending	$12,867	$12,724

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,340	$7,984
Supplemental disclosure of Non-cash Activities:
Conversions of debt and other liabilities to equity	$6,942	$2,331
2011 Notes surrendered and cancelled in payment for 2014 Notes	$445	$—
Warrants issued for financing costs	$—	$9
Warrants issued in conjunction with debt offering	$87	$—
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013

NOTE 1.                          SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of all significant accounting policies.
Description of Business

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), owns and operates skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of September 30, 2014, operates 37 facilities comprised of 34 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 4,200 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of September 30, 2014, of the total 37 facilities, the Company owned and operated 25 facilities, leased and operated eight facilities, and managed four facilities for third parties.
On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities. During the fourth quarter of 2013, Riverchase Village ADK, LLC ("Riverchase"), our consolidated variable interest entity (a "VIE"), entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 to sell Riverchase Village but the purchase sale agreement was terminated on August 6, 2014 (see Note 13 - Variable Interest Entity). During the first quarter of 2014, the Company entered into a representation agreement to sell Companions Specialized Care Center ("Companions"), a 102-bed skilled nursing facility located in Tulsa, Oklahoma. On July 1, 2014, the Company entered into an agreement effective July 1, 2014 to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator. These five facilities are reported as discontinued operations (see Note 10—Discontinued Operations).
On July 23, 2014, the Company announced that the Board of Directors had approved, and management had begun to implement, a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing transactions, the operations of the Company’s currently owned and operated healthcare facilities, which are principally skilled nursing facilities, will be transitioned to third parties, and the properties the Company leases will be sub-leased, effectively exiting the operations of these facilities, and will transition its business to the ownership, acquisition and leasing of healthcare-related properties.
On September 22, 2014, as part of its ongoing strategic plan to transition from an owner and operator of healthcare facilities to a healthcare property holding and leasing company, two wholly-owned subsidiaries of the Company entered into an agreement to lease two of its skilled nursing and rehabilitation facilities in Alabama to a local nursing home operator effective November 1, 2014.
On October 14, 2014, the Company held a special meeting of shareholders in Atlanta, Georgia, in which the shareholders approved the additional leasing transactions which transactions may constitute the lease of all or substantially all of the Company's property under Georgia law.
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include allowance for doubtful accounts, contractual allowances for Medicaid, Medicare, and managed care reimbursements, deferred tax valuation allowance, fair value of derivative instruments, fair value of employee and nonemployee stock based awards, and valuation of goodwill and other long-lived assets. Actual results could differ materially from those estimates.
Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. Reclassifications were made to September 30, 2013 Consolidated Statements of Operations to reflect the same facilities in discontinued operations for both periods presented.
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
Revenue from the Medicaid and Medicare programs accounted for 83.5% and 83.9% of the Company’s revenue for the three and nine months ended September 30, 2014, respectively, and 82.8% and 84.1% of the Company's revenue for the three and nine months ended September 30, 2013. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the three and nine months ended September 30, 2014 and 2013.
Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against allowance. As of September 30, 2014 and December 31, 2013, management recorded an allowance for uncollectible accounts of $6.2 million and $5.0 million, respectively.
Management Fee Receivables and Revenues

Management fee receivables and revenue are recorded in the month that services are provided. As of September 30, 2014 and December 31, 2013, the Company evaluated collectibility of management fees and determined that no allowance was required.
Rental Revenues and Receivables

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases. The Company recognizes rental revenues on a straight-line basis over the term of the lease when collectibility is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Payments received under operating leases are accounted for in the statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators.

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
In April 2014, the FASB issued ASU 2014-08 that amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU should be applied prospectively and is effective for the Company for the 2015 annual and interim periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We have not adopted this ASU as of September 30, 2014.
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
In August 2014, the FASB issued ASU 2014-15 guidance regarding an entity’s ability to continue as a going concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in United States GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of common shares and the weighted-average number of common shares outstanding and includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under subordinated convertible promissory notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from subordinated convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the nine months ended September 30, 2014 and 2013, potentially dilutive securities of 7.8 million and 11.5 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.
The following tables provide a reconciliation of net loss for continuing and discontinued operations and the number of common shares used in the computation of both basic and diluted earnings per share:

	Three Months Ended September 30,
	2014			2013
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
(Loss) income from continuing operations	$(2,859)			$283
Net loss attributable to noncontrolling interests	218			195
Basic (loss) income from continuing operations	$(2,641)	18,134	$(0.14)	$478	14,962	$0.03
Preferred stock dividend	(646)	18,134	$(0.04)	(306)	14,962	$(0.02)
Effect of dilutive securities: Stock options, warrants outstanding and convertible debt (a)
Diluted (loss) income from continuing operations	$(3,287)	18,134	$(0.18)	$172	14,962	$0.01

Discontinued Operations:
Basic loss from discontinued operations	(690)	18,134	$(0.04)	(696)	14,962	$(0.04)
Diluted loss from discontinued operations	(690)	18,134	$(0.04)	(696)	14,962	$(0.04)

Net Loss Attributable to AdCare:
Basic loss	(3,977)	18,134	$(0.22)	(524)	14,962	$(0.03)
Diluted loss	(3,977)	18,134	$(0.22)	(524)	14,962	$(0.03)

	Nine Months Ended September 30,
	2014			2013
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(7,336)			$(7,111)
Net loss attributable to noncontrolling interests	548			629
Basic loss from continuing operations	$(6,788)	17,539	$(0.39)	$(6,482)	14,805	$(0.44)
Preferred stock dividend	(1,938)	17,539	$(0.11)	(918)	14,805	$(0.06)
Effect of dilutive securities: Stock options, warrants outstanding and subordinated convertible promissory notes (a)
Diluted loss from continuing operations	$(8,726)	17,539	$(0.50)	$(7,400)	14,805	$(0.50)

Discontinued Operations:
Basic loss from discontinued operations	(1,531)	17,539	$(0.09)	(2,998)	14,805	$(0.20)
Diluted loss from discontinued operations	(1,531)	17,539	$(0.09)	(2,998)	14,805	$(0.20)

Net Loss Attributable to AdCare:
Basic loss	(10,257)	17,539	$(0.59)	(10,398)	14,805	$(0.70)
Diluted loss	(10,257)	17,539	$(0.59)	(10,398)	14,805	$(0.70)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	September 30,
(Amounts in 000’s)	2014	2013
Outstanding Stock Options	1,144	1,357
Outstanding Warrants - employee	1,846	1,876
Outstanding Warrants - nonemployee	816	1,904
Subordinated Convertible Promissory Notes (a)	4,000	6,406
Total anti-dilutive securities	7,806	11,543

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

NOTE 3.                          LIQUIDITY AND PROFITABILITY

For the nine months ended and as of September 30, 2014, we had a net loss of $8.9 million and negative working capital of $35.0 million. At September 30, 2014, we had $12.9 million in cash and cash equivalents and $151.3 million in indebtedness, including current maturities and discontinued operations, of which $56.3 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount of $7.5 million and $6.5 million that mature in July 2015 and April 2015, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
On July 23, 2014, the Company announced that the Board of Directors had approved, and management has begun to implement, a strategic plan (the "New Plan") to transition the Company to a healthcare property holding and leasing company. On October 14, 2014, the Company held a special meeting of shareholders in Atlanta, Georgia, in which the shareholders approved the additional leasing transactions which transactions may constitute the lease of all or substantially all of the Company's property under Georgia law.
The Company's final assessment of liquidity and profitability under the New Plan is dependent on the timing of the leasing and sub-leasing transactions contemplated by the New Plan. However, the Company believes the New Plan, when fully implemented, will enhance cash flow from operations, reduce capital expenditure requirements, and require significantly less working capital.
We estimate that cash flow from operations and other working capital changes under the existing business model will be approximately $8.0 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $3.1 million for the twelve months ending September 30, 2015. We anticipate that scheduled debt service (excluding approximately $21.0 million of bullet maturities due in February 2015 that the Company believes will be refinanced on a longer term basis and $6.5 million and $7.5 million in outstanding subordinated convertible promissory notes that mature in April 2015 and July 2015, respectively, but including principal and interest), will total approximately $16.1 million for the twelve months ending September 30, 2015. We anticipate the conversion to common stock of $6.5 million and $7.5 million of the Company's outstanding subordinated convertible promissory notes that mature in April 2015 and July 2015, respectively. These promissory notes are convertible into shares of common stock of the Company at $4.50 per share and $4.17 per share, respectively. The closing price of the common stock exceeded $4.17 per share from January 1, 2014 through November 7, 2014 and exceeded $4.50 per share from July 23, 2014 through October 9, 2014. As discussed further below, if we were unable to refinance the $21.0 million of bullet maturities due in February 2015, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, or sell assets due to our limited liquidity in such an event.
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
Based on existing cash balances, anticipated cash flows for the twelve months ending September 30, 2015, the anticipated refinancing $21.0 million of bullet maturities due February 2015, and the expected conversion of $2.9 million of the Company's outstanding subordinated convertible promissory notes that mature in July 2015, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.1 million that were converted into shares of common stock of the Company in July and August 2014 (see Note 8 - Notes Payable and Other Debt), and $6.5 million of subordinated convertible promissory notes due April 2015, into shares of common stock, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at September 30, 2014 we have approximately $36.0 million of debt payments and maturities due between October 2015 and September 2018. We believe our long-term liquidity needs will be satisfied by these same sources, borrowings as required to refinance indebtedness and new sources of equity capital.
In order to satisfy our capital needs, we will seek to: (i) implement the New Plan and if there are delays in leasing and sub-leasing transactions contemplated by the New Plan, the Company will continue to improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, and continuing our cost optimization and efficiency strategies; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including $21.0 million of bullet maturities due February 2015), the subordinated convertible promissory notes due July 2015 and April 2015 are not converted into shares of common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay or modify its strategic plan.

NOTE 4.                          RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

(Amounts in 000’s)	September 30, 2014	December 31, 2013
Defeased bonds escrow	$—	$3,138
HUD escrow deposits	168	91
Property tax escrow	19	84
Lender's collection account	734	488
Total current portion	921	3,801

HUD replacement reserves	1,010	383
Repair and remediation/replacement reserves	54	18
Reserves for capital improvements	1,036	1,481
Restricted investments for other debt obligations	5,673	9,724
Total noncurrent portion	7,773	11,606

Total restricted cash and investments	$8,694	$15,407

NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2014	December 31, 2013
Buildings and improvements	5-40	$132,856	$131,123
Equipment	2-10	13,849	11,987
Land	—	6,808	6,788
Computer related	2-10	2,952	2,980
Construction in process	—	108	270
		156,573	153,148
Less: accumulated depreciation and amortization expense		20,001	14,915
Property and equipment, net		$136,572	$138,233

Depreciation and amortization expense was approximately $1.9 million and $5.7 million for the three and nine months ended September 30, 2014, respectively, and $1.8 million and $5.2 million for the three and nine months ended September 30, 2013, respectively. Total depreciation and amortization expense excludes $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2013, respectively, that is recognized in loss from discontinued operations, net of tax.
During December 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia. The impairment charge represents a change in fair value from the carrying value.
During the three and nine months ended September 30, 2014, the Company recorded an impairment of $0.05 million and $0.2 million, respectively, related to an adjustment to the fair value less the cost to sell the 102-bed nursing facility located in Tulsa, Oklahoma, known as Companions Specialized Care Center ("Companions"). We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value. The assets and liabilities of Companions are included in Assets and Liabilities Held for Sale as of September 30, 2014 (see Note 10 - Discontinued Operations).

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

There have been no impairment adjustments to intangible assets and goodwill during the three and nine months ended September 30, 2014. Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2013
Gross	$38,407	$2,471	$7,407	$48,285
Accumulated amortization	(2,620)	—	(2,518)	(5,138)
Net carrying amount	$35,787	$2,471	$4,889	$43,147

Reclass to held for sale	(1,530)	—	—	(1,530)
Accumulated amortization reclass to held for sale	68	—	—	68
Amortization expense	(924)	—	(635)	(1,559)

Balances, September 30, 2014
Gross	36,877	2,471	7,407	46,755
	—	—	—	—
Accumulated amortization	(3,476)	—	(3,153)	(6,629)
Net carrying amount	$33,401	$2,471	$4,254	$40,126

Amortization expense for bed licenses included in property and equipment was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $0.9 million for the three and nine months ended 2013. Amortization expense for lease rights was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2013.
Expected amortization expense for all definite lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2014 (a)	$308	$166
2015	1,232	667
2016	1,232	667
2017	1,232	667
2018	1,232	667
Thereafter	28,165	1,420
Total expected amortization expense	$33,401	$4,254

(a) Estimated amortization expense for the year ending December 31, 2014 includes only amortization to be recorded after September 30, 2014.

The following table summarizes the carrying amount of goodwill at September 30, 2014 compared to December 31, 2013:

(Amounts in 000’s)	September 30, 2014	December 31, 2013
Beginning balances	$5,023	$5,023
Accumulated impairment losses	(799)	(799)
Ending balances	$4,224	$4,224

The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.

NOTE 7.                          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	September 30, 2014	December 31, 2013
Accrued payroll related	$7,359	$5,204
Accrued employee benefits	3,861	3,712
Real estate and other taxes	1,373	1,543
Other accrued expenses	3,051	2,805
Total accrued expenses	$15,644	$13,264

NOTE 8.                              NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

(Amounts in 000’s)	September 30, 2014	December 31, 2013
Revolving credit facilities and lines of credit (a)	$8,213	$8,503
Senior debt - guaranteed by HUD	18,469	4,063
Senior debt - guaranteed by USDA	27,296	27,763
Senior debt - guaranteed by SBA	5,774	5,954
Senior debt - bonds, net of discount (b)	12,961	16,102
Senior debt - other mortgage indebtedness (c)	63,390	78,408
Other debt	1,151	625
Convertible debt issued in 2010, net of discount	—	6,930
Convertible debt issued in 2011	—	4,459
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	6,500	—
Total	$151,254	$160,307
Less: current portion	45,143	26,154
Less: portion included in liabilities of disposal group held for sale (a),(c)	5,197	—
Less: portion included in liabilities of variable interest entity held for sale (b)	5,954	6,034
Notes payable and other debt, net of current portion	$94,960	$128,119

(a)  The revolving credit facilities and lines of credit includes $0.2 million related to the outstanding loan entered into in conjunction with the acquisition of the Companions skilled nursing facility in August 2012.
(b)  The senior debt - bonds, net of discount includes $6.0 million at both September 30, 2014 and December 31, 2013 related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC, revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(c)  The senior debt - other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of September 30, 2014 for each of the next five years and thereafter. The 2015 maturities include $0.2 million and $5.0 million, respectively, related to the Companions outstanding loans classified as liabilities of disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at September 30, 2014.

(Amounts in 000’s)
2015	$56,470
2016	17,865
2017	14,262
2018	3,920
2019	1,989
Thereafter	57,147
Subtotal	151,653
Less: unamortized discounts ($190 classified as current)	(399)
Total notes and other debt	$151,254

Debt Covenant Compliance

As of September 30, 2014, the Company (including its consolidated variable interest entity) has approximately 37 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of September 30, 2014, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements, including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
Revolving Credit Facilities and Lines of Credit

Gemino-Northwest Credit Facility

On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino Healthcare Finance, LLC ("Gemino").
On February 10, 2014, Northwest entered into a letter agreement with Gemino which modified the: (i) Northwest Credit Facility; and (ii) Gemino-Bonterra Credit Facility (described below). The Waiver and Amendment, among other things, adjusted the required: (a) minimum fixed charge coverage ratio; (b) maximum loan turn days; (c) minimum earnings before interest, taxes, depreciation and amortization; and (d) waived certain specified defaults in existence as of the date of the Waiver and Amendment.
As of September 30, 2014, $1.5 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.
Gemino-Bonterra Credit Facility

On September 20, 2012, ADK Bonterra/Parkview, LLC ("Bonterra"), a wholly owned subsidiary of the Company, entered into a Second Amendment to the Credit Agreement with Gemino ("Gemino-Bonterra Credit Facility"), which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino.
On February 10, 2014, Bonterra entered into a letter agreement with Gemino which modified the: (i) Northwest Credit Facility (described above); and (ii) Gemino-Bonterra Credit Facility. The Waiver and Amendment, among other things, adjusted the required: (a) minimum fixed charge coverage ratio; (b) maximum loan turn days; (c) minimum earnings before interest, taxes, depreciation and amortization; and (d) waived certain specified defaults in existence as of the date of the Waiver and Amendment.
As of September 30, 2014, $1.3 million was outstanding of the maximum borrowing amount of $2.0 million under the Gemino-Bonterra Credit Facility.
PrivateBank Credit Facility

On July 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Fifth Modification Agreement with the PrivateBank and Trust Company ("PrivateBank"), effective July 22, 2014, which modified that certain Loan Agreement, dated September 20, 2012, as amended, the PrivateBank Credit Facility. The modification, among other things: (i) increased the letter of credit amount available under the PrivateBank Credit Facility from $3.5 million to $3.8 million; and (ii) amended certain financial terms under the PrivateBank Credit Facility regarding debt service and interest charges.
On September 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Sixth Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated September 20, 2012, as amended, the PrivateBank Credit Facility. Pursuant to the modification: (i) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $10.6 million to $9.1 million; (ii) three of the Company's subsidiaries and their collateral were released from their obligations under the PrivateBank Credit Facility because one of the entities no longer operates a skilled nursing facility and each of the two remaining released entities have entered into new financing arrangements with the United States Department of Housing and Urban Development ("HUD"), as discussed below; and (iii) amends certain financial terms under the PrivateBank Credit Facility regarding minimum fixed charge coverage ratio.

As of September 30, 2014, $4.1 million was outstanding of the maximum borrowing amount of $9.1 million under the
PrivateBank Credit Facility, subject to borrowing base limitations. As of September 30, 2014, the Company has $3.8 million of outstanding letters of credit relating to this credit facility.

PrivateBank-Woodland Nursing and Glenvue Nursing Credit Facility

On September 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Loan and Security Agreement (the “Woodland Nursing and Glenvue Nursing Credit Facility”) with PrivateBank. The Woodland Nursing and Glenvue Nursing Credit Facility provides for a $1.5 million principal amount senior secured revolving credit facility.

The Woodland Nursing and Glenvue Nursing Credit Facility matures on September 24, 2017. Interest on the Woodland Nursing and Glenvue Nursing Credit Facility accrues on the principal balance thereof at a rate of interest equal to the greater of: (i) a floating per annum rate of interest equal to the prime rate plus 1.0%; or (ii) 5.0% per annum. The Woodland Nursing and Glenvue Nursing shall also pay to PrivateBank: (i) a one time non-refundable loan fee in the amount of $11,250 and (ii) a fee equal to 0.5% per annum of the unused portion of the Woodland Nursing and Glenvue Nursing Credit Facility. The Woodland Nursing and Glenvue Nursing Credit Facility is secured by a security interest in, without limitation, the accounts receivable and the collections and proceeds thereof relating to the Company’s two skilled nursing facilities located in Springfield, Ohio known as the Eaglewood Care Center and located in Glennville, Georgia known as the Glenview Health and Rehabilitation Center. The Company has unconditionally guaranteed all amounts owing under the Woodland Nursing and Glenvue Nursing Credit Facility.

The Woodland Nursing and Glenvue Nursing Credit Facility contains customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. Upon the occurrence of an event of default, PrivateBank may terminate the Woodland Nursing and Glenvue Nursing Credit Facility.

As of September 30, 2014, $1.1 million was outstanding of the maximum borrowing amount of $1.5 million under the
Woodland Nursing and Glenvue Nursing Credit Facility, subject to borrowing base limitations.

Senior Debt—Guaranteed by HUD
Woodland Credit Facility
On September 24, 2014, a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Woodland Credit Facility”), with Housing & Healthcare Finance, LLC (“H&H”) in connection with the refinancing of the skilled nursing facility known as Eaglewood Care Center ("Eaglewood"). The Woodland Credit Facility provides for a $5.7 million principal amount secured credit facility.

The proceeds from the Woodland Credit Facility were used to pay off an existing credit facility with PrivateBank with respect to the Eaglewood facility in the amount of $4.5 million and the Company received net proceeds of $0.6 million for working capital purposes.
The Woodland Credit Facility matures on October 1, 2044. Interest on the Woodland Credit Facility accrues on the principal balance thereof at an annual rate of 3.75%. The Woodland Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Woodland Credit Facility. HUD has insured all amounts owing under the Woodland Credit Facility. The Woodland Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, failure to perform or comply with certain agreements and certain events of bankruptcy and insolvency. Upon the occurrence of certain events of default, H&H may, after receiving the prior written approval of HUD, terminate the Woodland Credit Facility and all amounts under the Woodland Credit Facility will become immediately due and payable.
In connection with entering into the Woodland Credit Facility, Woodland entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.
Glenvue Credit Facility
On September 24, 2014, a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Glenvue Credit Facility”), with H&H in connection with the refinancing of the skilled nursing facility known as Glenvue Health and Rehabilitation ("Glenvue"). The Glenvue Credit Facility provides for an $8.8 million principal amount secured credit facility.
The proceeds from the Glenvue Credit Facility were used to pay off an existing credit facility with PrivateBank with respect to the Glenvue facility in the amount of $6.4 million and the Company received net proceeds of $1.8 million for working capital purposes.
The Glenvue Credit Facility matures on October 1, 2044. Interest on the Glenvue Credit Facility accrues on the principal balance thereof at an annual rate of 3.75%. The Glenvue Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Glenvue Credit Facility. HUD has insured all amounts owing under the Glenvue Credit Facility.
The Glenvue Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, failure to perform or comply with certain agreements and certain events of bankruptcy and insolvency. Upon the occurrence of certain events of default, H&H may, after receiving the prior written approval of HUD, terminate the Glenvue Credit Facility and all amounts under the Glenvue Credit Facility will become immediately due and payable.

In connection with entering into the Glenvue Credit Facility, Glenvue entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.
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

Senior Debt - Other Mortgage Indebtedness

Northridge, Woodland Hills and Abington

On March 28, 2014, the Company entered into a Fourth Amendment to the Secured Loan Agreement and Payment Guaranty with KeyBank National Association ("KeyBank"), which amended the Secured Loan Agreement between the Company and KeyBank (the "KeyBank Credit Facility"). Pursuant to the amendment, among other things: (i) KeyBank waived the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014 such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage; and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
As of September 30, 2014, $12.0 million was outstanding under the KeyBank Credit Facility. The Company has $2.0 million of restricted assets related to this loan.
Glenvue
On July 17, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with PrivateBank, effective July 2, 2014, which modified that certain Loan Agreement, dated July 2, 2012, as amended, the PrivateBank Loan Agreement. The modification, among other things: (i) extended the maturity date of the PrivateBank Loan Agreement from July 2, 2014 to January 2, 2015; and (ii) amended certain financial terms under the PrivateBank Loan Agreement regarding debt service and interest charges.
On September 24, 2014, the PrivateBank Loan Agreement in the outstanding principal amount of $6.4 million was repaid by the proceeds from the Glenvue Credit Facility, noted above, and the Company received net proceeds of $1.8 million for working capital purposes.
Woodland Manor
On September 24, 2014, that certain Loan Agreement, dated December 30, 2011, with PrivateBank in the outstanding principal amount of $4.5 million was repaid by the proceeds from the Woodland Credit Facility, noted above, and the Company received net proceeds of $0.6 million for working capital purposes.
Convertible Debt
Subordinated Convertible Promissory Notes Issued in 2010 (the "2010 Notes")

During the nine months ended September 30, 2014, holders of the Company's subordinated convertible promissory notes due August 2014 converted approximately $6.9 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock at a price of $3.73 per share. The Company recognized a $1.8 million loss on extinguishment of debt during the nine months ended September 30, 2014 related to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock. The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

Date of conversion	Conversion Price	Shares of Common Stock Issued	Debt and Interest Converted
2011:
July	$4.13	18,160	$75,000
November	$3.92	19,132	75,000
Subtotal		37,292	$150,000
2013:
February	$3.73	6,635	$24,749
March	$3.73	6,635	24,749
April	$3.73	67,024	250,000
August	$3.73	284,878	1,062,595
September	$3.73	246,264	918,553
October	$3.73	448,215	1,671,840
November	$3.73	136,402	508,778
December	$3.73	82,326	307,067
Subtotal		1,278,379	$4,768,331
2014:
January	$3.73	788,828	$2,942,328
July	$3.73	26,810	100,000
August	$3.73	1,045,575	3,900,000
Subtotal		1,861,213	$6,942,328
Total		3,176,884	$11,860,659

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
Other Debt

In March 2014, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 and maturing on December 31, 2014. The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with interest ranging from 2.87% to 4.79%. At September 30, 2014, the outstanding amount was approximately $1.2 million.
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
The Company incurred acquisition costs of approximately $0.03 million and $0.6 million during the three and nine months ended September 30, 2013, respectively. Acquisition costs are recorded in the “Other Income (Expense)” section of the Consolidated Statements of  Operations. There were no acquisition costs during the three and nine months ended September 30, 2014.
NOTE 10.                       DISCONTINUED OPERATIONS

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
On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia, effective June 30, 2013, relating to two facilities. During the fourth quarter of 2013, Riverchase, our variable interest entity, entered into a sales listing agreement to sell Riverchase Village, the 105-unit assisted living facility located in Hoover, Alabama, to exit the operations. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 to sell Riverchase Village but the purchase sale agreement was terminated on August 6, 2014.
During the first quarter of 2014, the Company executed a representation agreement to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma, to exit the operations. On July 1, 2014, the Company entered into an agreement effective July 1, 2014 to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator.
The results of operations and cash flows for the home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, the skilled nursing facility in Tulsa, Oklahoma, and the skilled nursing facility in Thomasville, Georgia are reported as discontinued operations in 2014 and 2013.
The following table summarizes the activity of discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2014	2013	2014	2013
Total revenues from discontinued operations	$1,400	$2,230	$5,789	$10,469
Net loss from discontinued operations	$(690)	$(696)	$(1,531)	$(2,998)
Interest expense, net from discontinued operations	$263	$258	$787	$864
Loss on disposal of assets from discontinued operations	$—	$(20)	$—	$(467)

Assets and liabilities of the disposal groups held for sale at September 30, 2014 and December 31, 2013 are as follows:

(Amounts in 000’s)	September 30, 2014	December 31, 2013
Property and equipment, net	$5,418	$400
Other assets	1,627	—
Assets of disposal groups held for sale	$7,045	$400

Mortgage payable	$5,000	$—
Line of credit	197	—
Liabilities of disposal group held for sale	$5,197	$—

Certain assets of Companions have been reclassifed to Assets of disposal group held for use at December 31, 2013, and are shown in the table below. Certain assets of Companions as of September 30, 2014 are included in the Assets of disposal group held for sale in the table above.

Amounts in (000's)	December 31, 2013
Property and equipment, net	$5,135
Assets of disposal group held for use	$5,135
Assets and liabilities of the variable interest entity held for sale at September 30, 2014 and December 31, 2013 are as follows:

Amounts in (000's)	September 30, 2014	December 31, 2013
Property and equipment, net	$5,893	$5,893
Other assets	$1	$52
Assets of variable interest entity held for sale	$5,894	$5,945

Bonds payable	$5,954	$6,034
Liabilities of variable interest entity held for sale	$5,954	$6,034

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
NOTE 12.                       STOCK BASED COMPENSATION

For the three and nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2014	2013	2014	2013
Employee compensation:
Stock options	$88	$55	$277	$343
Employee warrants	43	31	133	90
Management restricted stock	10	2	112	19
Total employee stock-based compensation expense	$141	$88	$522	$452
Non-employee compensation
Board restricted stock	$42	$67	$268	$201
Board stock options	61	26	182	79
Subtotal non-employee stock-based compensation expense	$103	$93	$450	$280
Amortization of prepaid services	—	5	11	5
Total non-employee stock-based compensation expense	$103	$98	$461	$285
Total stock-based compensation expense	$244	$186	$983	$737

Stock Incentive Plans

The Company has three equity-based compensation plans: the AdCare Health Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”), the 2005 Stock Option Plan of AdCare Health Systems, Inc. (the “2005 Plan”) and the 2004 Stock Option Plan of AdCare Health Systems, Inc. (the “2004 Plan”) which provide for the granting of qualified incentive and non-qualified stock options to employees, directors, consultants and advisors. The 2011 Plan also permits the granting of restricted stock to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2011 Plan to make future grants. The 2004 Plan expired on March 31, 2014. The number of options under the 2005 Plan outstanding at September 30, 2014 was 16,014. The maximum number of shares of common stock which can be issued under the 2011 Plan is 2,152,500 at September 30, 2014.
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
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the nine months ended September 30, 2014 and 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	51.0%	60.0%
Expected life (in years)	5.2	5.2
Expected dividend yield	—	—
Risk-free interest rate	1.73%	0.71%
The weighted-average grant date fair value for options granted during the nine months ended September 30, 2014 was approximately $1.95.
The assumptions used in calculating the fair value of non-employee common stock options and warrants granted during the nine months ended September 30, 2014 and 2013, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	51.0%	n/a
Expected life (in years)	5.0	n/a
Expected dividend yield	—	n/a
Risk-free interest rate	1.74%	n/a
The weighted-average grant date fair value for warrants granted during the nine months ended September 30, 2014 was approximately $1.79.
Employee Common Stock Options

Activity with respect to employee stock options is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2013	1,804	$4.54
Granted	55	$4.23
Exercised	(115)	$3.71
Unvested options forfeited or cancelled	(411)	$4.24
Vested options expired	(189)	$4.37
Outstanding, September 30, 2014	1,144	$4.74	7.2	$604
Vested at September 30, 2014	675	$5.20	6.5	$295
Vested or expected to vest at September 30, 2014 (a)	1,063	$4.79	7.1	$554

(a) Includes forfeiture adjusted unvested shares.

Total unrecognized compensation expense related to non-vested stock options at September 30, 2014 was approximately $0.6 million and is expected to be recognized over a weighted-average period of 1.7 years.
The following summary information reflects stock options outstanding, vested and expected to vest, and related details as of September 30, 2014:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Expected to Vest (000's)	Weighted Average Exercise Price
$1.30	16	1.1	$1.30	16	$1.30
$1.31 - $3.99	323	5.3	$3.93	305	$3.93
$4.00 - $4.30	450	8.5	$4.12	395	$4.12
$4.31 - $4.99	40	8.7	$4.51	32	$4.52
$5.00 - $7.62	315	7.3	$6.67	315	$6.67
Total	1,144	7.2	$4.74	1,063	$4.79
 Employee Common Stock Warrants
Activity with respect to employee common stock warrants is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2013	1,876	$3.09
Granted	—	$—
Exercised	(30)	$2.54
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	—	$—
Outstanding, September 30, 2014	1,846	$3.10	4.1	$3,112
Vested at September 30, 2014	1,694	$2.94	3.8	$3,073
Vested or expected to vest at September 30, 2014 (a)	1,836	$3.09	4.1	$3,111

(a) Includes forfeiture adjusted unvested shares.

Total unrecognized compensation expense related to non-vested employee stock warrants at September 30, 2014, was approximately $0.2 million and is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock

Activity with respect to restricted stock is summarized as follows:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2013	314	$3.31
Granted	—	$—
Vested	(10)	$4.34
Forfeited	—	$—
Unvested at September 30, 2014	304	$3.28

Total unrecognized compensation expense related to non-vested restricted stock at September 30, 2014, was approximately $0.2 million and is expected to be recognized over a weighted-average period of 1.0 years.

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
Activity with respect to non-employee common stock warrants is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2013	1,989	$3.84
Granted	49	$4.50
Exercised	(897)	$3.62
Unvested warrants forfeited or cancelled	—	$—
Vested warrants expired	(325)	$4.51
Outstanding, September 30, 2014	816	$3.86	1.8	$716
Vested at September 30, 2014	816	$3.86	1.8	$716
Vested or expected to vest at September 30, 2014 (a)	816	$3.86	1.8	$716
(a) Includes forfeiture adjusted unvested shares.

The table below reflects the outstanding options and warrants by exercise price:

Options (000's)	Employee Warrants (000's)	Non-employee Warrants (000's)	Exercise Price
	203		$1.04
16			$1.30
		13	$1.73
	199		$1.93
	222		$2.57
	212		$2.59
	222		$3.43
	116		$3.46
	276		$3.75
		50	$3.80
		548	$3.81
32			$3.86
191	105		$3.93
100		85	$3.96
20			$4.05
272			$4.06
		55	$4.08
57			$4.11
101			$4.30
	116		$4.32
15			$4.33
		16	$4.37
		49	$4.50
	105		$4.58
25			$4.61
105			$5.71
	70		$5.90
105			$6.67
105			$7.62
1,144	1,846	816

NOTE 13. .                      VARIABLE INTEREST ENTITY

As further described in Note 14 to our Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company has one variable interest entity that is required to be consolidated because AdCare has control as primary beneficiary. A “primary beneficiary” is the party that has both of the following characteristics:  (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
On June 22, 2013, the Company and Riverchase Village ADK, LLC ("Riverchase"), an entity which is owned and controlled by Christopher Brogdon (the Company’s Vice Chairman and a greater than 5% beneficial owner of the common stock) and which is our VIE, agreed to mutually terminate the five-year management agreement, dated June 22, 2010, pursuant to which a subsidiary of the Company supervised the management of the Riverchase Village facility, a 105-bed assisted living facility located in Hoover, Alabama and owned by Riverchase, for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility.

During the fourth quarter of 2013, Riverchase entered into a sales listing agreement to sell the Riverchase Village facility. On April 1, 2014, Riverchase entered into a purchase and sale agreement to sell the Riverchase Village facility to a third-party purchaser; however, the agreement was terminated on August 6, 2014.
On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014 (the "Letter Agreement"), with Mr. Brogdon and entities controlled by Mr. Brogdon, which: (i) amended the Company's previously-existing option to acquire all of the issued and outstanding membership interests in Riverchase until June 22, 2015; and (ii) reduced the purchase price for the exercise of such option to $1.00. Furthermore, the Letter Agreement provides that, upon the closing of the sale of the Riverchase Village facility to an arms-length third party purchaser, regardless of whether the Company has exercised its option to purchase Riverchase, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds will be paid to the Company; (b) the remaining net sales proceeds will be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under the promissory note issued by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds will be paid to the Company.
On May 15, 2014, the Company and certain of its subsidiaries entered into an Amendment to the Letter Agreement (the "Letter Agreement First Amendment"), pursuant to which the Company agreed to pay $92,323 (the "Tax Payment") to the appropriate governmental authorities of Jefferson County, Alabama, such amount representing outstanding real property taxes due on the Riverchase Village facility. The Company determined that it was in its best interest to make the Tax Payment in order to preserve the Company's interest in the sale of the Riverchase Village facility. In connection with the Tax Payment, the parties also agreed to amend and restate the promissory note issued by Mr. Brogdon in favor of the Company to reflect a new principal amount of $615,986, which amount represents the original principal amount of the note plus the Tax Payment. Furthermore, the Letter Agreement First Amendment amended the Letter Agreement to provide that, if the closing of the sale of the Riverchase Village facility does not occur on or before December 31, 2014, then a payment of principal under the amended and restated promissory note equal to the Tax Payment will be due and payable to the Company on or before January 31, 2015.
The note issued by Mr. Brogdon in favor of the Company was further amended and restated on October 10, 2014 to: (i) reduce the principal amount of the note by an amount equal to the Tax Payment plus $255,000, which represents an offset of amounts owed by the Company to Mr. Brogdon under his Consulting Agreement; and (ii) provide that the net sales proceeds from any sale of the Riverchase Village facility shall be first distributed to satisfy amounts outstanding under the promissory note issued by Riverchase in favor of the Company on October 10, 2014. The current principal balance of the promissory note issued by Mr. Brogdon in favor of the Company is $268,663. See "Note 15. Related Party Transactions" and "Note 16. Subsequent Events".
The following summarizes the assets and liabilities of the variable interest entity included in the consolidated balance sheets:

(Amounts in 000’s)	September 30, 2014	December 31, 2013
Cash	$2	$11
Accounts receivable	—	92
Assets of variable interest entity held for sale	5,894	5,945
Other assets	347	371
Total assets	$6,243	$6,419

Accounts payable	$1,919	$1,791
Accrued expenses	552	228
Liabilities of variable interest entity held for sale	5,954	6,034
Noncontrolling interest	(2,182)	(1,634)
Total liabilities and equity	$6,243	$6,419

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
Operating Leases

     The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.  Facility rent expense totaled $1.7 million and $5.1 million for the three and nine months ended September 30, 2014, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2013, respectively.
Five of the Company’s skilled nursing facilities are operated under a single master indivisible lease arrangement. The lease has a term of 10 years ending in 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the master lease agreement. In addition, other potential defaults related to an individual facility may cause a default under the master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults and believes it is in compliance with the covenants of the master lease agreement as of September 30, 2014.
Two of the Company’s skilled nursing facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years ending in 2022 and includes covenants and restrictions. A commitment is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility, which amounts to $0.1 million per year for both facilities. As of September 30, 2014, the Company believes it is in compliance with all financial and administrative covenants of this lease agreement.
On July 1, 2014, a certain wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in south Georgia to a local nursing home operator. The sublease has a term of six years ending 2020.
On September 22, 2014, as part of the Company's ongoing strategic plan to transition from an owner and operator of healthcare facilities to a healthcare property holding and leasing company, two certain wholly-owned subsidiaries of the Company entered into an agreement to lease two of its skilled nursing and rehabilitation facilities in Alabama to a local nursing home operator effective November 1, 2014. Under the terms of the triple net lease agreements, the lessee will be responsible for day-to-day management, ongoing maintenance and facility improvements. The leases have a term of five years and may be extended for one separate renewal term of five years.
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

As of September 30, 2014, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s former Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Owners”) that were previously managed by an AdCare subsidiary (the "Oklahoma Facilities"). The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees. On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regarding the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants. On April 4, 2014, the Company responded to the amended complaint and filed a motion to dismiss the case and is waiting on a decision by the court. The trial is scheduled to begin in April 2015. The Company believes that the complaint is without merit and intends to vigorously defend itself against the claims set forth therein.
On October 2, 2013, the Company responded to certain letters received from Georgia Department of Community Health ("GDCH") in September 2013 requesting payment of past due provider fees totaling $1.2 million for certain nursing facilities for periods prior to the Company's operation of the facilities. The Company received a final determination from GDCH in April 2014 confirming the Company was responsible for the payment of approximately$0.1 million relating to these past due provider fees. The Company paid these past due provider fees in the second quarter of 2014.
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
As of September 30, 2014, the Company is owed approximately $1.2 million from a prior owner of a certain 118-bed skilled nursing facility located in Oklahoma City, Oklahoma and has submitted the matter to a commercial arbitrator in order to resolve the issue. On October 30, 2014, the Company and the prior owner entered into a settlement agreement. The Company has not recorded a reserve against this receivable because the Company believes the amount will be collected.
Income Tax Examination
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. On May 7, 2014, the IRS completed and closed the examination and no changes were required to the Company's 2011 income tax return. To the Company's knowledge, it is not currently under examination by any other major income tax jurisdiction.
NOTE 15.                       RELATED PARTY TRANSACTIONS
Purchase Agreement - Riverchase
On April 1, 2014, Riverchase entered into a purchase and sale agreement to sell the Riverchase Village facility to a third-party purchaser; however, the agreement was terminated on August 6, 2014.
Consulting Agreement
On May 6, 2014, the Company and Mr. Brogdon entered into an Amendment to Consulting Agreement (the "Amended Consulting Agreement"), which amended that certain Consulting Agreement, dated December 31, 2012, between the Company and Mr. Brogdon (the "Original Consulting Agreement"), to restructure amounts payable to Mr. Brogdon thereunder. As compensation for his services under the Original Consulting Agreement, Mr. Brogdon was entitled to receive: (i) $10,000 per month in year one of the agreement; (ii) $15,000 per month in year two of the agreement; and (iii) $20,000 per month in year three of the agreement. The Amended Consulting Agreement eliminated the monthly payments to Mr. Brogdon and instead provides for an aggregate consulting fee equal to $400,000 (the "Consulting Fee"), paid or payable as described below:

•
Under the Amended Consulting Agreement, Mr. Brogdon is entitled to receive a success fee of $25,000 (increased from $20,000 under the Original Consulting Agreement) for each potential acquisition identified by Mr. Brogdon which the Company completes (the “Success Fee”); provided, however, that the Success Fee shall not exceed $160,000 in any calendar year without a majority vote of the Board of Directors.

•
The fee originally payable to Mr. Brogdon upon termination of the Original Consulting Agreement without cause (approximately $550,000 for such termination prior to a change of control and approximately $1.1 million for such termination within six months after a change of control) was eliminated in the Amended Consulting Agreement. Instead, Mr. Brogdon will receive a fee of $500,000 if a change of control occurs on or before May 1, 2015 (the “Change of Control Fee”) and the Amended Consulting Agreement has not been earlier terminated. If a change of control occurs after May 1, 2015, then no Change of Control Fee is payable. The Amended Consulting Agreement will terminate immediately upon a change of control and the unpaid portion of the Consulting Fee, any accrued and unpaid Success Fee and Change of Control Fee (if applicable) will be paid to Mr. Brogdon upon the closing of the change of control.

On May 6, 2014, the Company paid a one-time payment of $100,000 in respect to the Consulting Fee, with the remainder of the Consulting Fee payable in monthly payments of $15,000, commencing June 1, 2014, until paid in full. The Amended Consulting Agreement also provided that, notwithstanding the foregoing, if the Riverchase Village facility (which is owned by an entity which is owned and controlled by Mr. Brogdon and that is our VIE) was sold prior to September 1, 2014, then the amount of the unpaid Consulting Fee would be reduced by (and offset against) the aggregate principal balance owed by Mr. Brogdon to the Company under the promissory note executed by Mr. Brogdon in favor of the Company, with any remaining balance of the Consulting Fee owed to Mr. Brogdon to be paid in cash at closing. However, because the sale of the Riverchase Village facility was not completed prior to September 1, 2014, the balance of the Consulting Fee owed to Mr. Brogdon by the Company in the amount of $255,000 was offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note, thereby reducing the principal amount of the promissory note to $268,663. See "Note 13. Variable Interest Entity" and "Note 16. Subsequent Events".
Termination of Sublease
On May 6, 2014, ADK Administrative Property, LLC, a wholly owned subsidiary of the Company (“ADK Admin”), and Winter Haven Homes, Inc. (“Winter Haven”), an entity controlled by Mr. Brogdon, entered into a Sublease Termination Agreement, pursuant to which ADK Admin and Winter Haven terminated, effective as of May 31, 2014, that certain Sublease Agreement between them dated as of May 1, 2011. Pursuant to the Sublease Agreement, ADK Admin subleased from Winter Haven certain office space located at Two Buckhead Plaza, Atlanta, Georgia, with rent of approximately $5,000 payable monthly through November 2018. The sublease termination agreement terminated, as of May 31, 2014, all obligations of ADK Admin under the Sublease Agreement, including all obligations to pay rent. Winter Haven agreed to the termination of the sublease agreement in consideration for a portion of the amounts payable to Mr. Brogdon pursuant to the Amended Consulting Agreement.
NOTE 16.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission. The following is a summary of the material subsequent events.
Debt Modifications
On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with Red Mortgage Capital, LLC ("Red") and the Secretary of Urban Housing and Development ("Secretary") which modified that certain Loan Agreement, dated July 29, 2008. The modification, among other things: (i) reduces the rate of interest therein provided from 6.50% per annum to 4.20% per annum, effective as of November 1, 2014; (ii) revises the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modifies the prepayment provision of the loan.

On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with
Red and the Secretary which modified that certain Loan Agreement, dated November 27, 2007. The modification, among other things: (i) reduces the rate of interest therein provided from 5.95% per annum to 4.16% per annum, effective as of November 1,

2014; (ii) revises the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modifies the prepayment provision of the loan.
Second Amendment to Letter Agreement
On October 10, 2014, AdCare and certain of its subsidiaries entered into a second amendment to the Letter Agreement (the "Letter Agreement Second Amendment"), with Mr. Brogdon and entities controlled by Mr. Brogdon, pursuant to which the Company reduced the principal amount of the note issued by Mr. Brogdon by the amount equal to $92,323 (which represents the amount of the Tax Payment) plus $255,000 (which represents an offset of amounts owed by the Company to Mr. Brogdon under the Amended Consulting Agreement). As described below under the caption "Riverchase", the principal amount of the note was reduced by the amount of the Tax Payment because a new promissory note was issued by Riverchase in favor of the Company that included such amount owed. The principal balance of the promissory note issued by Mr. Brogdon in favor of the Company is currently $268,663. See "Note 13. Variable Interest Entity" and "Note 15. Related Party Transactions".
Riverchase
The Company is a guarantor of Riverchase’s obligations with respect to certain revenue bonds (the "Bonds") issued by the City of Hoover in connection with the Riverchase Village facility, and in order to preserve the Company's interest in the sale of the Riverchase Village facility, the company made a payment in the amount of $85,000 (the "Principal Obligation") on behalf of Riverchase with respect to its obligations under the Bonds. On October 10, 2014, Riverchase issued a promissory note in favor of the Company in the principal amount of $177,323, which represents the amount of Tax Payment plus the Principal Obligation. The note does not bear interest and is due upon the closing of the sale of the Riverchase Village facility.
The Letter Agreement Second Amendment amended the Letter Agreement to provide that upon the closing of the sale of the Riverchase Village facility to a third party purchaser, the net sales proceeds from such sale shall be distributed so that any net sales proceeds shall first be paid to the Company to satisfy the $177,323 amount outstanding under the note issued by Riverchase to the Company. See "Note 13. Variable Interest Entity".
Lumber City
On October 22, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in Lumber City, Georgia to a local nursing home operator commencing on November 1, 2014.
Dublin
On October 22, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in Dublin, Georgia to a local nursing home operator commencing on November 1, 2014.
Ohio
On October 29, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sublease one of its assisted living facilities located in Springfield, Ohio to a local nursing home operator commencing on December 1, 2014.
On October 29, 2014, a wholly-owned subsidiary of the Company entered into an agreement to lease one of its skilled nursing and rehabilitation facilities located in Sidney, Ohio to a local nursing home operator commencing on the first day of the month after lessee's receipt (i) of all licenses and other approvals from the State of Ohio to operate the facility and (ii) approval of the lease by the United States Department of Housing and Urban Development.
On October 29, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in Covington, Ohio to a local nursing home operator commencing on the first day of the month after sublessee's receipt (i) of all licenses and other approvals from the State of Ohio to operate the facility and (ii) approval of the lease by the United States Department of Housing and Urban Development.
On October 29, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sub-sublease one of its skilled nursing and rehabilitation facilities located in Springfield, Ohio to a local nursing home operator commencing on the first day of the month after sublessee's receipt (i) of all licenses and other approvals from the State of Ohio to operate the facility and (ii) approval of the lease by the United States Department of Housing and Urban Development.
On October 29, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in Greenfield, Ohio to a local nursing home operator commencing on the first day of the month after sublessee's receipt (i) of all licenses and other approvals from the State of Ohio to operate the facility and (ii) approval of the lease by the United States Department of Housing and Urban Development.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”), own and operate skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, Missouri, North Carolina, Ohio, Oklahoma and South Carolina. The Company, through wholly owned separate operating subsidiaries, as of September 30, 2014, operates 37 facilities comprised of 34 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 4,200 beds. The Company’s facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of September 30, 2014, of the total 37 facilities, the Company owned and operated 25 facilities, leased and operated eight facilities, and managed four facilities for third parties.
In the fourth quarter of 2012, the Company entered into an agreement to sell six assisted living facilities located in Ohio. The Company also entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia. On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities. During the fourth quarter of 2013, Riverchase Village ADK, LLC ("Riverchase"), our consolidated variable interest entity, entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 but the purchase sale agreement was terminated on August 6, 2014.
During the first quarter of 2014, the Company executed a representation agreement to sell Companions Specialized Care Center ("Companions"), a 102-bed skilled nursing facility located in Tulsa, Oklahoma to exit the operations. On July 1, 2014, the Company entered into an agreement effective July 1, 2014 to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator.
The home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, the skilled nursing facility in Tulsa, Oklahoma, and skilled nursing facility in Thomasville, Georgia are reported as discontinued operations (see Note 10 - Discontinued Operations).
The Company owns and manages skilled nursing facilities (“SNF”) and assisted living facilities.  The Company delivers skilled nursing and assisted living services through wholly owned separate operating subsidiaries. During the first quarter of 2014, the Company discontinued management services on eight facilities, bringing our Company’s total bed count to 4,201 at September 30, 2014. The following tables provide summary information regarding our facility composition:

	September 30, 2014	September 30, 2013
Cumulative number of facilities	37	44
Cumulative number of operational beds	4,201	4,504

		Number of Facilities at
		September 30, 2014
State	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	Total
Alabama	304	2	—	—	2
Arkansas	1,041	10	—	—	10
Georgia	1,588	4	6	1	11
Missouri	80	—	1	—	1
North Carolina	106	1	—	—	1
Ohio	705	4	1	3	8
Oklahoma	197	2	—	—	2
South Carolina	180	2	—	—	2
Total	4,201	25	8	4	37

Facility Type	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	Total
Skilled Nursing	4,006	23	8	3	34
Assisted Living	112	2	—	—	2
Independent Living	83	—	—	1	1
Total	4,201	25	8	4	37

Liquidity

For the nine months ended and as of September 30, 2014, we had a net loss of $8.9 million and negative working capital of $35.0 million. At September 30, 2014, we had $12.9 million in cash and cash equivalents and $151.3 million in indebtedness, including current maturities and discontinued operations, of which $56.3 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount of $7.5 million and $6.5 million that mature in July 2015 and April 2015, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
On July 23, 2014, the Company announced that the Board of Directors had approved, and management has begun to implement, a strategic plan (the "New Plan") to transition the Company to a healthcare property holding and leasing company. On October 14, 2014, the Company held a special meeting of shareholders in Atlanta, Georgia, in which the shareholders approved the additional leasing transactions which transactions may constitute the lease of all or substantially all of the Company's property under Georgia law.
The Company's final assessment of liquidity and profitability under the New Plan is dependent on the timing of the leasing and sub-leasing transactions contemplated by the New Plan. However, the Company believes the New Plan, when fully implemented, will enhance cash flow from operations, reduce capital expenditure requirements, and require significantly less working capital.
We estimate that cash flow from operations and other working capital changes under the existing business model will be approximately $8.0 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $3.1 million for the twelve months ending September 30, 2015. We anticipate that scheduled debt service (excluding approximately $21.0 million of bullet maturities due in February 2015 that the Company believes will be refinanced on a longer term basis and $6.5 million and $7.5 million in outstanding subordinated convertible promissory notes that mature in April 2015 and July 2015, respectively, but including principal and interest), will total approximately $16.1 million for the twelve months ending September 30, 2015. We anticipate the conversion to common stock of $6.5 million and $7.5 million of the Company's outstanding subordinated convertible promissory notes that mature in April 2015 and July 2015, respectively. These promissory notes are convertible into shares of common stock of the Company at $4.50 per share and $4.17 per share, respectively. The closing price of the common stock exceeded $4.17 per share from January 1, 2014 through November 7, 2014 and exceeded $4.50 per share from July 23, 2014 through October 9, 2014. As discussed further below, if we were unable to refinance the $21.0 million of bullet maturities due in February 2015, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, or sell assets due to our limited liquidity in such an event.
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
Based on existing cash balances, anticipated cash flows for the twelve months ending September 30, 2015, the anticipated refinancing $21.0 million of bullet maturities due February 2015, and the expected conversion of $2.9 million of the Company's outstanding subordinated convertible promissory notes that mature in July 2015, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.1 million that were converted into shares of common stock of the Company in July and August 2014 (see Note 8 - Notes Payable and Other Debt), and $6.5 million of subordinated convertible promissory notes due April 2015, into shares of common stock, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at September 30, 2014 we have approximately $36.0 million of debt payments and maturities due between October 2015 and September 2018. We believe our long-term liquidity needs will be satisfied by these same sources, borrowings as required to refinance indebtedness and new sources of equity capital.
In order to satisfy our capital needs, we will seek to: (i) implement the New Plan and if there are delays in leasing and sub-leasing transactions contemplated by the New Plan, we will continue to improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, and continuing our cost optimization and efficiency strategies; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including $21.0 million of bullet maturities due February 2015), the subordinated convertible promissory notes due July 2015 and April 2015 are not converted into shares of common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay or modify its strategic plan.
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
The Company incurred acquisition costs of approximately $0.03 million and $0.6 million during the three and nine months ended September 30, 2013, respectively. Acquisition costs are recorded  in “Other Income (Expense)” section of the Consolidated Statements of  Operations. There were no acquisition costs during the three and nine months ended September 30, 2014.
Divestitures

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
During the fourth quarter of 2013, Riverchase, our consolidated variable interest entity, entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. Riverchase subsequently entered into a purchase sale agreement on April 1, 2014 but the purchase sale agreement was terminated on August 6, 2014.
During the first quarter of 2014, the Company executed a representation agreement to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma, to exit the operations.
On July 1, 2014, the Company entered into an agreement effective July 1, 2014 to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator.
The results of operations and cash flows for the home health business, the six Ohio assisted living facilities, the Jeffersonville, Georgia skilled nursing facility, the two facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, the skilled nursing facility in Tulsa, Oklahoma, and the skilled nursing facility in Thomasville, Georgia are reported as discontinued operations in 2014 and 2013.
The following table summarizes the activity of discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2014	2013	2014	2013
Total revenues from discontinued operations	$1,400	$2,230	$5,789	$10,469
Net loss from discontinued operations	$(690)	$(696)	$(1,531)	$(2,998)
Interest expense, net from discontinued operations	$263	$258	$787	$864
Loss on disposal of assets from discontinued operations	$—	$(20)	$—	$(467)

Primary Performance Indicators

The Company owns and manages skilled nursing facilities and assisted living facilities, and delivers its services through wholly owned separate operating subsidiaries.
The Company focuses on two primary indicators in evaluating its financial performance. Those indicators are facility occupancy and patient mix. Facility occupancy is critical as higher occupancy generally leads to higher revenues. In addition, concentrating on increasing the number of Medicare covered admissions (“the patient mix”) helps in increasing revenues. The Company includes commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in the Company’s Medicare utilization percentages and analysis. The Company also evaluates “Same Facilities” and “Recently Acquired Facilities” results. Same Facilities represent those owned and leased facilities the Company began to operate prior to July 1, 2013. Recently Acquired Facilities results represent those owned and leased facilities the Company began to operate subsequent to July 1, 2013. For the three and nine months ended September 30, 2014 and 2013, all facilities are considered to be Same Facilities.
Patient mix at the Company’s skilled nursing facilities for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Patient Mix (SNF only)
	Three Months Ended September 30,
	2014	2013
Medicare	15.4%	14.1%
Medicaid	70.2%	71.6%
Other	14.4%	14.3%
Total	100%	100%

	Patient Mix (SNF only)
	Nine Months Ended September 30,
	2014	2013
Medicare	15.6%	15.5%
Medicaid	70.5%	70.9%
Other	13.9%	13.6%
Total	100.0%	100.0%

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
The Middle Class Tax Relief and Job Creation Act of 2012 which was signed into law on February 22, 2012, extended the Medicare Part B outpatient therapy cap exceptions process through December 31, 2012. The statutory Medicare Part B outpatient therapy cap for occupational therapy (“OT”) was $1,880 for 2012, and the combined cap for physical therapy (“PT”) and speech-language pathology services (“SLP”) was also $1,880 for 2012. This is the annual per beneficiary therapy cap amount determined for each calendar year. Similar to the therapy cap, Congress established a threshold of $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services. All therapy services rendered above the $3,700 amount are subject to manual medical review and may be denied unless pre-approved by the provider’s Medicare Administrative Contractor. The law requires an exceptions process to the therapy cap that allows providers to receive payment from Medicare for medically necessary therapy services above the therapy cap amount. Beginning October 1, 2012, some therapy providers may submit requests for exceptions (pre-approval for up to 20 therapy treatment days for beneficiaries at or above the $3,700 threshold) to avoid denial of claims for services above the threshold amount. The $3,700 figure is the defined threshold that triggers the provision for an exception request. Prior to October 1, 2012, there was no provision for an exception request when the threshold was exceeded.
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
Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30, 2014
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	68.6%	10.5%	$3,868	$393.26	$170.11
Arkansas	1,009	1,009	68.3%	17.5%	$14,958	$496.75	$170.40
Georgia	1,327	1,327	89.4%	15.2%	$23,407	$441.62	$160.19
Missouri	80	80	71.9%	9.9%	$892	$386.73	$138.08
North Carolina	106	106	71.3%	21.9%	$1,679	$444.48	$162.97
Ohio	293	293	83.3%	14.3%	$5,105	$439.84	$164.17
Oklahoma	197	197	77.7%	19.6%	$3,041	$461.52	$144.79
South Carolina	180	180	88.2%	11.5%	$2,950	$440.70	$162.12
Total	3,496	3,496	79.3%	15.4%	$55,900	$455.22	$162.84

	For the Three Months Ended September 30, 2013
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	70.5%	11.5%	$3,889	$393.61	$165.72
Arkansas	1,009	1,009	63.2%	15.0%	$12,869	$461.61	$162.71
Georgia	1,327	1,327	89.5%	14.7%	$23,174	$452.77	$156.90
Missouri	80	80	72.0%	9.4%	$926	$395.01	$134.76
North Carolina	106	106	67.9%	16.4%	$1,496	$448.49	$162.53
Ohio	293	293	83.4%	12.5%	$4,931	$422.42	$165.95
Oklahoma	197	197	70.9%	11.2%	$2,451	$434.38	$146.45
South Carolina	180	180	82.1%	16.1%	$2,680	$411.17	$144.42
Total	3,496	3,496	77.3%	14.1%	$52,416	$444.47	$158.14

	For the Nine Months Ended September 30, 2014
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	67.3%	9.4%	$11,360	$411.00	$173.03
Arkansas	1,009	1,009	67.1%	18.0%	$42,597	$478.77	$167.12
Georgia	1,327	1,327	88.3%	15.4%	$68,734	$452.93	$158.90
Missouri	80	80	72.0%	10.8%	$2,787	$413.49	$138.08
North Carolina	106	106	69.7%	17.1%	$4,672	$449.13	$162.26
Ohio	293	293	83.9%	14.9%	$15,378	$436.29	$164.41
Oklahoma	197	197	72.8%	19.4%	$8,418	$453.72	$144.99
South Carolina	180	180	87.6%	13.8%	$9,001	$439.38	$163.23
Total	3,496	3,496	78.1%	15.6%	$162,947	$455.64	$161.83

	For the Nine Months Ended September 30, 2013
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Alabama	304	304	72.1%	11.2%	$11,570	$392.61	$166.33
Arkansas	1,009	1,009	61.8%	17.0%	$38,400	$444.21	$169.55
Georgia	1,327	1,327	89.4%	15.8%	$69,337	$451.12	$157.31
Missouri	80	80	73.7%	14.3%	$2,978	$417.23	$134.52
North Carolina	106	106	73.7%	15.9%	$4,816	$453.74	$163.74
Ohio	293	293	84.2%	15.3%	$15,565	$438.51	$166.70
Oklahoma	197	197	72.5%	14.9%	$7,658	$432.03	$141.69
South Carolina	180	180	81.8%	14.1%	8,062	402.72	157.27
Total	3,496	3,496	77.3%	15.5%	$158,386	$440.82	$160.60

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
There have been no significant changes during the nine months ended September 30, 2014 to the items that the Company disclosed as its critical accounting policies and use of estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations

Facility Occupancy and Revenue Analysis:

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Same Facilities (a)	79.7%	77.5%	78.7%	77.6%

	Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2014	2013	2014	2013
Same Facilities (a)	$56,637	$53,126	$165,196	$160,471

(a) "Same Facilities" results represent all owned and leased facilities we began operating on and prior to July 1, 2013

Comparison for the three months ended September 30, 2014 and 2013

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

	Three Months Ended September 30,		Increase (Decrease)
(Amounts in 000’s)	2014	2013	Amount	Percent
Revenues:
Patient care revenues	$56,637	$53,126	$3,511	7%
Management revenues	354	521	(167)	(32)%
Rental revenues	88	—	88	—%
Total revenues	57,079	53,647	3,432	6%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	47,198	43,802	3,396	8%
General and administrative expenses	3,578	4,583	(1,005)	(22)%
Audit committee investigation expense	—	302	(302)	(100)%
Facility rent expense	1,695	1,702	(7)	—%
Depreciation and amortization	1,906	1,779	127	7%
Salary retirement and continuation costs	1,489	5	1,484	29,680%
Total expense	55,866	52,173	3,693	7%
Income from Operations	1,213	1,474	(261)	(18)%
Other Income (Expense):
Interest expense, net	(2,644)	(3,204)	(560)	(17)%
Acquisition costs, net of gains	(8)	(33)	(25)	(76)%
Derivative gain	—	1,989	(1,989)	(100)%
Loss on extinguishment of debt	(1,220)	(6)	1,214	20,233%
Loss on disposal of assets	—	(6)	(6)	(100)%
Other (expense) income	(444)	15	459	3,060%
Total other expense, net	(4,316)	(1,245)	3,071	247%
(Loss) Income from Continuing Operations Before Income Taxes	(3,103)	229	3,332	1,455%
Income tax benefit	244	54	190	352%
(Loss) Income from Continuing Operations	$(2,859)	$283	$3,142	1,110%

Patient Care Revenues—Total patient care revenues increased by approximately $3.5 million, or 7% , for the three months ended September 30, 2014 as compared with the same period in 2013.  The increase was primarily due to a slight increase in the skilled facility occupancy rate from 77.3% to 79.3%, an increase in the skilled facility average Medicare reimbursement rate per patient day from $444.47 to $455.22, or 2.4%, and an increase in the skilled patient mix percentage from 14.1% to 15.4%.

Management Revenues—Management revenues (net of eliminations) decreased approximately $0.2 million, or 32%, for the three months ended September 30, 2014 as compared with the same period in 2013. The decrease is primarily due to the discontinuance of a management agreement effective as of March 1, 2014.
Cost of Services—Cost of services increased by $3.4 million, or 8%, during the three months ended September 30, 2014, as compared with the same period in 2013.  The increase is primarily due to the increase of approximately $1.1 million in pharmacy and therapy expense and approximately $1.1 million in nursing expense due to increased skilled patient mix, an increase of approximately $0.4 million in plant operations, and approximately $0.8 million increase in employee benefits. Cost of services as a percentage of patient care revenue increased from 82.4% at September 30, 2013 to 83.3% at September 30, 2014.
General and Administrative—General and administrative costs decreased by $1.0 million to $3.6 million for the three months ended September 30, 2014, compared with $4.6 million for the same period in 2013. The decrease is primarily due to the following: (i) decrease of approximately $0.4 million in contract services; (ii) decrease of approximately $0.3 million in salaries, wages and employee benefits expense; (iii) decrease of approximately $0.1 million in accounting and auditing expense; (v) decrease of approximately $0.1 million in Board of Director fees; (vi) decrease of approximately $0.1 million in travel expense; and (vii) decrease of approximately $0.1 million in recruiting costs, partially offset by an increase of approximately $0.1 million in legal fees.  As a percentage of total revenue, general and administrative costs declined to 6.3% for the three months ended September 30, 2014, compared with 8.5% for the same period in 2013, reflecting the announcement of the New Plan and the progress the Company has made in cost control efforts at the general and administrative level.
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
In connection with the restatement process and the Audit Committee’s review and inquiry during 2013, the Company incurred professional services costs and other expenses which have been recognized as a special charge totaling approximately $0.3 million for the three months ended September 30, 2013.
Facility Rent Expense—Facility rent expense was approximately $1.7 million for both of the three months ended September 30, 2014 and 2013.

Depreciation and Amortization—Depreciation and amortization for the three months ended September 30, 2014 increased by $0.1 million to $1.9 million, compared to $1.8 million for the same period in 2013. During the three months ended September 30, 2014, we recognized an impairment charge of $0.05 million to write down the carrying value of a certain 102-bed skilled nursing facility located in Tulsa, Oklahoma. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.
Salary Retirement and Continuation Costs— Salary Retirement and Continuation Costs was $1.5 million for the three months ended September 30, 2014. On July 23, 2014, the Company announced the New Plan. The Company therefore incurred certain salary continuation and separation costs of approximately $1.1 million and approximately $0.4 million, respectively, related to a separation agreement with an officer of the Company for the three months ended September 30, 2014. During the three months ended September 30, 2013, there were no costs related to separation agreements.
Interest Expense, net—Interest expense, net decreased by $0.6 million, or 17%, to $2.6 million for the three months ended September 30, 2014, compared with $3.2 million for the same period in 2013. The decrease is primarily due to the holders of the Company's subordinated convertible promissory notes due August 2014 conversion of approximately $4.8 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock, and due to the Company payment of the remaining outstanding principal amount of $4.0 million for the 2011 subordinated convertible promissory notes due March 2014.

Acquisition Costs, net of Gains—The Company incurred minimal expense for acquisition costs for the three months ended September 30, 2014 as a result of limited acquisition activity. This was a decrease of $0.03 million, compared with the same period in 2013.
Derivative Gain —For the three months ended September 30, 2014, there was no derivative gain or loss compared to the $2.0 million gain for the three months ended September 30, 2013. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the year in comparison to the beginning of the year. The Company amended the debt instruments in October 2013 to eliminate the derivative feature, among other items. Consequently, the fair value of the derivative instrument was eliminated as of October 2013.
Other Expense—The Company recognized approximately $0.4 million of other expense relating to approximately $0.3 million of costs associated with the Company's New Plan and approximately $0.1 million of legal fees associated with on going litigation matters for the three months ended September 30, 2014 compared to the same period in 2013.
Income Tax Benefit—The Company recognized an income tax benefit of approximately $0.3 million offset by approximately $0.03 million of state and local income tax expense for the three months ended September 30, 2014 compared to the same period in 2013.  During the three months ended September 30, 2014, the Company trued up the December 31, 2013 tax provision to match the annual tax returns prepared by an outside third party.
Comparison for the nine months ended September 30, 2014 and 2013

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

	Nine Months Ended September 30,		Increase (Decrease)
(Amounts in 000’s)	2014	2013	Amount	Percent
Revenues:
Patient care revenues	$165,196	$160,471	$4,725	3%
Management revenues	1,140	1,529	(389)	(25)%
Rental revenues	88	—	88	—%
Total revenues	166,424	162,000	4,424	3%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	137,743	134,392	3,351	2%
General and administrative expenses	12,318	14,016	(1,698)	(12)%
Audit committee investigation expense	—	2,284	(2,284)	(100)%
Facility rent expense	5,085	5,077	8	—%
Depreciation and amortization	5,716	5,245	471	9%
Salary retirement and continuation costs	2,771	154	2,617	1,699%
Total expense	163,633	161,168	2,465	2%
Income from Operations	2,791	832	1,959	235%
Other Income (Expense):
Interest expense, net	(7,916)	(9,459)	(1,543)	(16)%
Acquisition costs, net of gains	(8)	(610)	(602)	(99)%
Derivative gain	—	2,178	(2,178)	(100)%
Loss on extinguishment of debt	(1,803)	(33)	1,770	5,364%
Loss on disposal of assets	—	(10)	(10)	(100)%
Other (expense) income	(636)	15	651	4,340%
Total other expense, net	(10,363)	(7,919)	2,444	31%
Loss from Continuing Operations Before Income Taxes	(7,572)	(7,087)	485	7%
Income tax benefit (expense)	236	(24)	260	1,083%
Loss from Continuing Operations	$(7,336)	$(7,111)	$225	3%

Patient Care Revenues—Total patient care revenues increased by $4.7 million, or 3%, for the nine months ended September 30, 2014 as compared with the same period in 2013. The increase was primarily due to a slight increase in the skilled facility occupancy rate from 77.6% to 78.7% and an increase in the skilled facility average Medicare reimbursement rate per patient day from $440.82 to $455.64, or 3.4%.
Management Revenues—Management revenues (net of eliminations) decreased approximately $0.4 million, or 25%, for the nine months ended September 30, 2014 as compared with the same period in 2013. The decrease is primarily due to the discontinuance of a management agreement effective as of March 1, 2014.
Cost of Services—Cost of services was approximately $137.7 million for the nine months ended September 30, 2014 as compared with the same period in 2013 of approximately $134.4 million. The increase is primarily due to the increase of approximately $0.9 million in pharmacy and therapy expense and approximately $1.2 in nursing expense due to increased skilled patient mix, an increase of approximately $0.8 million in plant operations, an increase of approximately $0.3 million in bed taxes and approximately $0.1 million in regulatory expenses. Cost of services as a percentage of patient care revenue decreased from 83.7% at September 30, 2013 to 83.4% at September 30, 2014.
General and Administrative—General and administrative costs decreased by $1.7 million to $12.3 million for the nine months ended September 30, 2014, compared with $14.0 million for the same period in 2013. The decrease is primarily due to the following: (i) decrease in salaries, wages and employee benefits expense of approximately $0.6 million; (ii) decrease of approximately $0.5 million in accounting and auditing expense; (iii) decrease of approximately $0.4 million in contract services and repair and maintenance costs; (iv) decrease of approximately $0.2 million in travel expense; (v) decrease of approximately $0.2 million in recruiting costs, partially offset by an increase of approximately $0.2 million in legal fees expense. As a percentage of total revenue, general and administrative costs declined to 7.4% for the nine months ended September 30, 2014, compared with 8

.7% for the same period in 2013, reflecting the announcement of the New Plan and the progress the Company has made in cost control efforts at the general and administrative level.
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
In connection with the restatement process and the Audit Committee’s review and inquiry during 2013, the Company incurred significant professional services costs and other expenses which have been recognized as a special charge totaling approximately $2.3 million for the nine months ended September 30, 2013.
Facility Rent Expense—Facility rent expense was approximately $5.1 million for both of the nine months ended September 30, 2014 and 2013.

Depreciation and Amortization—Depreciation and amortization for the nine months ended September 30, 2014 increased by $0.5 million to $5.7 million, compared to $5.2 million for the same period in 2013. During the nine months ended September 30, 2014, we recognized an impairment charge of $0.2 million to write down the carrying value of a certain 102-bed skilled nursing facility located in Tulsa, Oklahoma. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value.
Salary Retirement and Continuation Costs— Salary Retirement and Continuation Costs increased by $2.6 million to $2.8 million for the nine months ended September 30, 2014, compared with $0.2 million for the same period in 2013. The Company incurred certain retirement and salary continuation costs related to the announcement of the New Plan of approximately $1.1 million, certain retirement and salary continuation costs related to a separation agreement with a former officer of the Company of approximately $0.9 million, salary continuation costs related to a separation agreement with an officer of the Company of approximately $0.4 million, and approximately $0.4 million related to the amendment to the consulting agreement with the Company's Vice Chairman during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, there were no costs related to separation agreements.
Interest Expense, net—Interest expense, net decreased by $1.5 million, or 16%, to $7.9 million for the nine months ended September 30, 2014, compared with $9.5 million for the same period in 2013. The decrease is primarily due to the decrease of approximately $0.9 million related to the holders of the Company's subordinated convertible promissory notes due August 2014 conversion of approximately $4.8 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock; decrease of approximately $0.4 million due to the Company's payment of the remaining outstanding principal amount of $4.0 million for the 2011 subordinated convertible promissory notes due March 2014; and the decrease of approximately $0.2 million relating to the repayment of the outstanding bonds on March 3, 2014 at par plus accrued interest in the amount of $3.1 million from funds that were previously deposited into a restricted defeased bonds escrow account.
Acquisition Costs, net of Gains—The Company incurred minimal an expense for acquisition costs for the nine months ended September 30, 2014 as a result of limited acquisition activity. This was a decrease of $0.6 million, compared with the same period in 2013.
Derivative Gain —For the nine months ended September 30, 2014, there was no derivative gain compared to $2.2 million for the nine months ended September 30, 2013. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the year in comparison to the beginning of the year. The Company amended the debt instruments in October 2013 to eliminate the derivative feature, among other items. Consequently, the fair value of the derivative instrument was eliminated as of October 2013.

Loss on Extinguishment of Debt —The Company recognized a $1.8 million loss on extinguishment of debt during the nine months ended September 30, 2014 compared with the same period in 2013 due to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock.
Other Expense—The Company recognized approximately $0.6 million of other expense relating to approximately $0.3 million of costs associated with the Company's New Plan and approximately $0.3 million of legal fees associated with on going litigation matters for the nine months ended September 30, 2014 compared with the same period in 2013.
Income Tax Benefit—The Company recognized an income tax benefit of approximately $0.3 million offset by approximately $0.04 million of state and local income tax expense for the nine months ended September 30, 2014, compared with a minimal income tax expense for the same period in 2013. During the three months ended September 30, 2014, the Company trued up the December 31, 2013 tax provision to match the annual tax returns prepared by an outside third party.
Liquidity and Capital Resources

For the nine months ended and as of September 30, 2014, we had a net loss of $8.9 million and negative working capital of $35.0 million. At September 30, 2014, we had $12.9 million in cash and cash equivalents and $151.3 million in indebtedness, including current maturities and discontinued operations, of which $56.3 million is current debt (including the Company’s outstanding subordinated convertible promissory notes with a principal amount of $7.5 million and $6.5 million that mature in July 2015 and April 2015, respectively). Our ability to achieve profitable operations is dependent on continued growth in revenue and controlling costs.
On July 23, 2014, the Company announced that the Board of Directors had approved, and management has begun to implement, a strategic plan (the "New Plan") to transition the Company to a healthcare property holding and leasing company. On October 14, 2014, the Company held a special meeting of shareholders in Atlanta, Georgia, in which the shareholders approved the additional leasing transactions which transactions may constitute the lease of all or substantially all of the Company's property under Georgia law.
The Company's final assessment of liquidity and profitability under the New Plan is dependent on the timing of the leasing and sub-leasing transactions contemplated by the New Plan. However, the Company believes the New Plan, when fully implemented, will enhance cash flow from operations, reduce capital expenditure requirements, and require significantly less working capital.
We estimate that cash flow from operations and other working capital changes under the existing business model will be approximately $8.0 million and cash outlays for capital expenditures, dividends on our Series A Preferred Stock and income taxes will total approximately $3.1 million for the twelve months ending September 30, 2015. We anticipate that scheduled debt service (excluding approximately $21.0 million of bullet maturities due in February 2015 that the Company believes will be refinanced on a longer term basis and $6.5 million and $7.5 million in outstanding subordinated convertible promissory notes that mature in April 2015 and July 2015, respectively, but including principal and interest), will total approximately $16.1 million for the twelve months ending September 30, 2015. We anticipate the conversion to common stock of $6.5 million and $7.5 million of the Company's outstanding subordinated convertible promissory notes that mature in April 2015 and July 2015, respectively. These promissory notes are convertible into shares of common stock of the Company at $4.50 per share and $4.17 per share, respectively. The closing price of the common stock exceeded $4.17 per share from January 1, 2014 through November 7, 2014 and exceeded $4.50 per share from July 23, 2014 through October 9, 2014. As discussed further below, if we were unable to refinance the $21.0 million of bullet maturities due in February 2015, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, or sell assets due to our limited liquidity in such an event.
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

Based on existing cash balances, anticipated cash flows for the twelve months ending September 30, 2015, the anticipated refinancing $21.0 million of bullet maturities due February 2015, and the expected conversion of $2.9 million of the Company's outstanding subordinated convertible promissory notes that mature in July 2015, which excludes subordinated convertible promissory notes with a principal amount in the aggregate of $1.1 million that were converted into shares of common stock of the Company in July and August 2014 (see Note 8 - Notes Payable and Other Debt), and $6.5 million of subordinated convertible promissory notes due April 2015, into shares of common stock, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at September 30, 2014 we have approximately $36.0 million of debt payments and maturities due between October 2015 and September 2018. We believe our long-term liquidity needs will be satisfied by these same sources, borrowings as required to refinance indebtedness and new sources of equity capital.
In order to satisfy our capital needs, we will seek to: (i) implement the New Plan and if there are delays in leasing and sub-leasing transactions contemplated by the New Plan, we will continue to improve our operating results by increasing facility occupancy, optimizing our payor mix by increasing the proportion of sub-acute patients within our skilled nursing facilities, and continuing our cost optimization and efficiency strategies; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt (including $21.0 million of bullet maturities due February 2015), the subordinated convertible promissory notes due July 2015 and April 2015 are not converted into shares of common stock and are required to be repaid by us in cash, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay or modify its strategic plan.
Cash Flows
The following table presents selected data from the Company’s consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2014	2013
Net cash (used in) provided by operating activities - continuing operations	$(4,674)	$3,181
Net cash used in operating activities - discontinued operations	(1,441)	(493)
Net cash provided by (used in) investing activities - continuing operations	2,365	(5,441)
Net cash (used in) provided by investing activities - discontinued operations	(778)	886
Net cash flows (used in) provided by financing activities - continuing operations	(1,938)	827
Net cash flows used in financing activities - discontinued operations	(41)	(2,173)
Net change in cash and cash equivalents	(6,507)	(3,213)
Cash and cash equivalents at beginning of period	19,374	15,937
Cash and cash equivalents at end of period	$12,867	$12,724

Nine Months Ended September 30, 2014

Net cash used in operating activities - continuing operations for the nine months ended September 30, 2014 was approximately $4.7 million, consisting primarily of the Company’s loss from operations, and changes in working capital, consisting of decreased accounts payable and accrued expenses of $3.1 million, increased accounts receivable of $5.4 million and increased prepaid expenses and other of $1.7 million.
Net cash provided by investing activities—continuing operations for the nine months ended September 30, 2014, was approximately $2.4 million. This is primarily the result of a decrease in restricted cash and investments, offset by capital expenditures.
Net cash used in financing activities—continuing operations was approximately $1.9 million for the nine months ended September 30, 2014. This is primarily the result of proceeds received of $14.5 million from debt refinancings, $6.0 million under the 2014 Convertible Notes, $3.3 million under the Company’s insurance premium financing and $3.1 million received from the exercise of warrants and options, offset by repayment of $18.5 million on notes payable, repayment of $3.0 million on bonds payable, repayment of $4.0 million of subordinated convertible promissory notes, payment of $1.9 million in preferred stock dividends, and changes in the line of credit and debt issuance costs of $1.3 million.
Nine Months Ended September 30, 2013

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2013, was $3.2 million, consisting primarily of the Company’s loss from operations, and changes in working capital, including increased accounts payable and accrued expenses of $4.7 million, increased accounts receivable $3.2 million, and increased prepaid expenses and other of $1.0 million.
Net cash used in investing activities—continuing operations for the nine months ended September 30, 2013, was approximately $5.4 million. This is primarily the result of proceeds received of $3.2 million from notes receivable, offset by capital expenditures and the increase in restricted cash and investments and escrow deposits for acquisitions. The net cash provided by investing activities—discontinued operations was approximately $0.9 million for the nine months ended September 30, 2013, related to proceeds from the sale of two additional assisted living facilities.
Net cash provided by financing activities—continuing operations was approximately $0.8 million for the nine months ended September 30, 2013.  This is primarily the result of proceeds received under the Company's lines of credit and insurance premium financing, offset by repayment on notes payable, debt issuance costs and payment of the preferred stock dividend. Net cash used in financing activities—discontinued operations was approximately $2.2 million consisting of repayment of existing debt obligations related to the sale of the Lincoln Lodge Retirement Residence facility.
Notes Payable and Other Debt

Total notes payable and other debt obligations as of September 30, 2014 and December 31, 2013 were as follows:

(Amounts in 000’s)	September 30, 2014	December 31, 2013
Revolving credit facilities and lines of credit(a)	$8,213	$8,503
Senior debt - guaranteed by HUD	18,469	4,063
Senior debt - guaranteed by USDA	27,296	27,763
Senior debt - guaranteed by SBA	5,774	5,954
Senior debt - bonds, net of discount(b)	12,961	16,102
Senior debt - other mortgage indebtedness(c)	63,390	78,408
Other debt	1,151	625
Convertible debt issued in 2010, net of discount	—	6,930
Convertible debt issued in 2011	—	4,459
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	6,500	—
Total	$151,254	$160,307
Less: current portion	45,143	26,154
Less: portion included in liabilities of disposal group held for sale(a),(c)	5,197	—
Less: portion included in liabilities of variable interest entity held for sale(b)	$5,954	$6,034
Notes payable and other debt, net of current portion	$94,960	$128,119

(a)  The revolving credit facilities and lines of credit includes $0.2 million related to the outstanding loan entered into in conjunction with the acquisition of the Companions skilled nursing facility in August 2012.
(b)  The senior debt - bonds, net of discount includes $6.0 million at both September 30, 2014 and December 31, 2013 related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC, revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(c)  The senior debt-other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.

Scheduled Maturities

The schedule below summarizes the scheduled maturities as of September 30, 2014 for each of the next five years and thereafter. The 2015 maturities include $0.2 million and $5.0 million, respectively, related to the Companions Specialized Care Center's outstanding loans classified as liabilities of disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at September 30, 2014.

(Amounts in 000’s)
2015	$56,470
2016	17,865
2017	14,262
2018	3,920
2019	1,989
Thereafter	57,147
Subtotal	151,653
Less: unamortized discounts ($190 classified as current)	(399)
Total notes and other debt	$151,254

Debt Covenant Compliance

As of September 30, 2014, the Company (including its consolidated variable interest entity) has approximately 37 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e.; facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of September 30, 2014, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The following table includes financial covenant requirements as of the last measurement date as of or prior to September 30, 2014 in instances where the Company was not in compliance with the financial covenant or it achieved compliance with the covenant requirement by a margin of 10% or less. The table also identifies the related credit facility, outstanding balance at September 30, 2014 and the next applicable future financial covenant requirement inclusive of adjustments to covenant requirements resulting from amendments executed subsequent to September 30, 2014.

Credit Facility	Balance at Sept 30, 2014 (000's)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Gemino Lines of Credit	$2,801	Consolidated	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.10	1.18		1.10
Contemporary Healthcare Capital - Term Note and Line of Credit - CSCC Nursing, LLC	$5,000	Subsidiary	DSCR	Quarterly	1.15	0.73	*	1.15
	$197	Subsidiary	Minimum Occupancy	Quarterly	70%	67%	*	70%
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$11,068	Subsidiary	Minimum EBITDAR	Quarterly	$450	$413	*	$450
		Subsidiary	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	0.92	*	1.05
* Waiver or amendment for violation of covenant obtained.

Revolving Credit Facilities and Lines of Credit

Gemino Northwest Credit Facility

On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino Healthcare Finance, LLC ("Gemino").
On February 10, 2014, Northwest entered into a letter agreement with Gemino which modified the: (i) Northwest Credit Facility; and (ii) Gemino-Bonterra Credit Facility (described below). The Waiver and Amendment, among other things, adjusted the required: (a) minimum fixed charge coverage ratio; (b) maximum loan turn days; (c) minimum earnings before interest, taxes, depreciation and amortization; and (d) waived certain specified defaults in existence as of the date of the Waiver and Amendment.
As of September 30, 2014, $1.5 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility.
Gemino-Bonterra Credit Facility
On September 20, 2012, ADK Bonterra/Parkview, LLC ("Bonterra"), a wholly owned subsidiary of the Company entered into a Second Amendment to the Credit Agreement with Gemino ("Gemino-Bonterra Credit Facility"), which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino.
On February 10, 2014, Bonterra entered into a letter agreement with Gemino which modified the: (i) Northwest Credit Facility (described above); and (ii) Gemino-Bonterra Credit Facility. The Waiver and Amendment, among other things, adjusted the required: (a) minimum fixed charge coverage ratio; (b) maximum loan turn days; (c) minimum earnings before interest, taxes, depreciation and amortization; and (d) waived certain specified defaults in existence as of the date of the Waiver and Amendment.
As of September 30, 2014, $1.3 million was outstanding of the maximum borrowing amount of $2.0 million under the Gemino-Bonterra Credit Facility.
PrivateBank Credit Facility

On July 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Fifth Modification Agreement with the PrivateBank and Trust Company ("PrivateBank"), effective July 22, 2014, which modified that certain Loan Agreement, dated September 20, 2012, as amended, the PrivateBank Credit Facility. The modification, among other things: (i) increased the letter of credit amount available under the PrivateBank Credit Facility from $3.5 million to $3.8 million; and (ii) amended certain financial terms under the PrivateBank Credit Facility regarding debt service and interest charges.
On September 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Sixth Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated September 20, 2012, as amended, the PrivateBank Credit Facility. Pursuant to the modification: (i) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $10.6 million to $9.1 million; (ii) three of the Company's subsidiaries and their collateral were released from their obligations under the PrivateBank Credit Facility because one of the entities no longer operates a skilled nursing facility and each of the two remaining released entities have entered into new financing arrangements with the United States Department of Housing and Urban Development ("HUD"), as discussed below; and (iii) amended certain financial terms under the PrivateBank Credit Facility regarding minimum fixed charge coverage ratio.

As of September 30, 2014, $4.1 million was outstanding of the maximum borrowing amount of $9.1 million under the
PrivateBank Credit Facility, subject to borrowing base limitations. As of September 30, 2014, the Company has $3.8 million of outstanding letters of credit relating to this credit facility.

PrivateBank-Woodland Nursing and Glenvue Nursing Credit Facility

On September 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Loan and Security Agreement (the “Woodland Nursing and Glenvue Nursing Credit Facility”) with PrivateBank. The Woodland Nursing and Glenvue Nursing Credit Facility provides for a $1.5 million principal amount senior secured revolving credit facility.

The Woodland Nursing and Glenvue Nursing Credit Facility matures on September 24, 2017. Interest on the Woodland Nursing and Glenvue Nursing Credit Facility accrues on the principal balance thereof at a rate of interest equal to the greater of: (i) a floating per annum rate of interest equal to the prime rate plus 1.0%; or (ii) 5.0% per annum. The Woodland Nursing and Glenvue Nursing shall also pay to PrivateBank: (i) a one time non-refundable loan fee in the amount of $11,250; and (ii) a fee equal to 0.5% per annum of the unused portion of the Woodland Nursing and Glenvue Nursing Credit Facility. The Woodland Nursing and Glenvue Nursing Credit Facility is secured by a security interest in, without limitation, the accounts receivable and the collections and proceeds thereof relating to the Company’s two skilled nursing facilities located in Springfield, Ohio known as the Eaglewood Care Center and located in Glennville, Georgia known as the Glenview Health and Rehabilitation Center. The Company has unconditionally guaranteed all amounts owing under the Woodland Nursing and Glenvue Nursing Credit Facility.
The Woodland Nursing and Glenvue Nursing Credit Facility contains customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants and certain events of bankruptcy and insolvency. Upon the occurrence of an event of default, PrivateBank may terminate the Woodland Nursing and Glenvue Nursing Credit Facility.

As of September 30, 2014, $1.1 million was outstanding of the maximum borrowing amount of $1.5 million under the
Woodland Nursing and Glenvue Nursing Credit Facility, subject to borrowing base limitations.

Senior Debt—Guaranteed by HUD
Woodland Credit Facility
On September 24, 2014, a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Woodland Credit Facility”), with Housing & Healthcare Finance, LLC (“H&H”) in connection with the refinancing of the skilled nursing facility known as Eaglewood Care Center ("Eaglewood"). The Woodland Credit Facility provides for a $5.7 million principal amount secured credit facility.
The proceeds from the Woodland Credit Facility were used to pay off an existing credit facility with PrivateBank with respect to the Eaglewood facility in the amount of $4.5 million and the Company received net proceeds of $0.6 million for working capital purposes.
The Woodland Credit Facility matures on October 1, 2044. Interest on the Woodland Credit Facility accrues on the principal balance thereof at an annual rate of 3.75%. The Woodland Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Woodland Credit Facility. HUD has insured all amounts owing under the Woodland Credit Facility. The Woodland Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, failure to perform or comply with certain agreements and certain events of bankruptcy and insolvency. Upon the occurrence of certain events of default, H&H may, after receiving the prior written approval of HUD, terminate the Woodland Credit Facility and all amounts under the Woodland Credit Facility will become immediately due and payable.
In connection with entering into the Woodland Credit Facility, Woodland entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.
Glenvue Credit Facility
On September 24, 2014, a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Glenvue Credit Facility”), with H&H in connection with the refinancing of the skilled nursing facility known as Glenvue Health and Rehabilitation ("Glenvue"). The Glenvue Credit Facility provides for an $8.8 million principal amount secured credit facility.
The proceeds from the Glenvue Credit Facility were used to pay off an existing credit facility with PrivateBank with respect to the Glenvue facility in the amount of $6.4 million and the Company received net proceeds of $1.8 million for working capital purposes.
The Glenvue Credit Facility matures on October 1, 2044. Interest on the Glenvue Credit Facility accrues on the principal balance thereof at an annual rate of 3.75%. The Glenvue Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Glenvue Credit Facility. HUD has insured all amounts owing under the Glenvue Credit Facility.
The Glenvue Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, failure to perform or comply with certain agreements and certain events of bankruptcy and insolvency. Upon the occurrence of certain events of default, H&H may, after receiving the prior written approval of HUD, terminate the Glenvue Credit Facility and all amounts under the Glenvue Credit Facility will become immediately due and payable.In connection with entering into the Glenvue Credit Facility, Glenvue entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.
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
Senior Debt - Other Mortgage Indebtedness
Northridge, Woodland Hills and Abington
On March 28, 2014, the Company entered into a Fourth Amendment to the Secured Loan Agreement and Payment Guaranty with KeyBank National Association ("KeyBank"), which amended the Secured Loan Agreement between the Company and KeyBank (the "KeyBank Credit Facility"). Pursuant to the amendment, among other things: (i) KeyBank waived the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014 such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage, and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
As of September 30, 2014, $12.0 million was outstanding under the KeyBank Credit Facility. The Company has $2.0 million of restricted assets related to this loan.
Glenvue

On July 17, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with PrivateBank, effective July 2, 2014, which modified that certain Loan Agreement, dated July 2, 2012, as amended, PrivateBank Loan Agreement. The modification, among other things: (i) extended the maturity date of the PrivateBank Loan Agreement from July 2, 2014 to January 2, 2015; and (ii) amended certain financial terms under the PrivateBank Loan Agreement regarding debt service and interest charges.
On September 24, 2014, the PrivateBank Loan Agreement in the outstanding principal amount of $6.4 million was repaid by the proceeds from the Glenvue Credit Facility, noted above, and the Company received net proceeds of $1.8 million for working capital purposes.
Woodland Manor
On September 24, 2014, that certain Loan Agreement, dated December 30, 2011, with PrivateBank in the outstanding principal amount of $4.5 million was repaid by the proceeds from the Woodland Credit Facility, noted above, and the Company received net proceeds of $0.6 million for working capital purposes.
Convertible Debt

Subordinated Convertible Promissory Notes Issued in 2010 (the "2010 Notes")

During the nine months ended September 30, 2014, holders of the Company's subordinated convertible promissory notes due August 2014 converted approximately $6.9 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock at a price of $3.73 per share. The Company recognized a $1.8 million loss on extinguishment of debt during the nine months ended September 30, 2014 related to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock. The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

Date of conversion	Conversion Price	Shares of Common Stock Issued	Debt and Interest Converted
2011:
July	$4.13	18,160	$75,000
November	$3.92	19,132	$75,000
Subtotal		37,292	$150,000
2013:
February	$3.73	6,635	$24,749
March	$3.73	6,635	$24,749
April	$3.73	67,024	$250,000
August	$3.73	284,878	$1,062,595
September	$3.73	246,264	$918,553
October	$3.73	448,215	$1,671,840
November	$3.73	136,402	$508,778
December	$3.73	82,326	$307,067
Subtotal		1,278,379	$4,768,331
2014:
January	$3.73	788,828	2,942,328
July	$3.73	26,810	100,000
August	$3.73	1,045,575	3,900,000
Subtotal		1,861,213	6,942,328
Total		3,176,884	11,860,659

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
Park City Capital Offshore Master, Ltd. ("Park City Offshore"), an affiliate of Michael J. Fox, entered into a Subscription Agreement with the Company pursuant to which the Company issued $1.0 million in principal amount of the 2014 Notes. Mr. Fox is a director of Park City Offshore and a director of the Company and beneficial owner of greater than 5% of the outstanding common stock. The 2014 Note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering.
Other Debt

During the nine months ended September 30, 2014, the Company obtained financing from AON Premium Finance, LLC and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 and maturing on December 31, 2014. The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with interest ranging from 2.87% to 4.79%. At September 30, 2014, the outstanding amount was approximately $1.2 million.
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
Accounts receivable attributable to patient services of continuing operations totaled $28.5 million at September 30, 2014, compared to $26.3 million at December 31, 2013, representing approximately 46 and 41 days of revenue in accounts receivable as of September 30, 2014 and December 31, 2013, respectively.
The allowance for bad debt was $6.2 million and $5.0 million at September 30, 2014 and December 31, 2013, respectively. The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. The Company continues to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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
Off-Balance Sheet Arrangements

There were $3.8 million and $2.8 million of outstanding letters of credit at September 30, 2014 and December 31, 2013, respectively, that are pledged as collateral of borrowing capacity on the Loan and Security Agreement with The PrivateBank (the "PrivateBank Credit Facility"). The PrivateBank Credit Facility provides a $9.1 million senior secured revolving credit facility for through September 20, 2015 with the borrowings thereunder subject to a borrowing base and offset by the outstanding letters of credit.
Contractual Obligations - Operating Leases

The Company leases certain office space and nine skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs. For the three months ended September 30, 2014 and 2013, facility rent expense totaled $1.7 million and $1.7 million, respectively. For the nine months ended September 30, 2014 and 2013, facility rent expense totaled $5.1 million and $5.1 million, respectively.
Five of the Company’s facilities are operated under a single master indivisible lease arrangement. The lease has a term of ten years terminating in 2020. Under the master lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicare and Medicaid provider requirements, is a default under the Company’s master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults as of September 30, 2014.
Two of the Company’s facilities are operated under a separate lease agreement. The lease is a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. A covenant is included that requires minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. The Company has been in compliance with financial and administrative covenants of this lease agreement during the three months ended September 30, 2014.
On July 1, 2014, a certain wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in south Georgia to a local nursing home operator. The sublease has a term of six years ending 2020.
On September 22, 2014, as part of its ongoing strategic plan to transition from an owner and operator of healthcare facilities to a healthcare property holding and leasing company, two certain wholly-owned subsidiaries of the Company entered into an agreement to lease two of its skilled nursing and rehabilitation facilities in Alabama to a local nursing home operator effective November 1, 2014. Under the terms of the triple net lease agreements, the lessee will be responsible for day-to-day management, ongoing maintenance and facility improvements. The leases have a term of five years and may be extended for one separate renewal term of five years.
Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations

Due to the material amount of non-cash related items included in the Company’s results of operations, the Company has developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational use of cash (see the table below). The Adjusted EBITDA from continuing operations for the three months ended September 30, 2014 was $6.5 million compared with $5.4 million for the three months ended September 30, 2013. The Adjusted EBITDA from continuing operations for the nine months ended September 30, 2014 was $12.3 million compared $9.3 million for the nine months ended September 30, 2013. The Company has also developed an Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR from continuing operations”) metric that is used primarily in some debt covenants of the Company’s loans.
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
The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations and EBITDAR from continuing operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2014	2013	2014	2013
Condensed Consolidated Statement of Operations Data:
Net loss	$(3,549)	$(413)	$(8,867)	$(10,109)
Discontinued operations	690	696	1,531	2,998
Net (loss) income from continuing operations (Per GAAP)	(2,859)	283	(7,336)	(7,111)
Add back:
Interest expense, net	2,644	3,204	7,916	9,459
Income tax (benefit) expense	(244)	(54)	(236)	24
Amortization of stock based compensation	244	186	983	737
Depreciation and amortization	1,906	1,779	5,716	5,245
Acquisition costs, net of gain	8	33	8	610
Loss on extinguishment of debt	1,220	6	1,803	33
Derivative gain	—	(1,989)	—	(2,178)
Loss on disposal of assets	—	6	—	10
Audit committee investigation expense	—	302	—	2,284
Salary retirement and continuation costs	1,489	5	2,771	154
Other expenses (income)	444	(15)	636	(15)
Adjusted EBITDA from continuing operations	4,852	3,746	12,261	9,252
Facility rent expense	1,695	1,702	5,085	5,077
Adjusted EBITDAR from continuing operations	$6,547	$5,448	$17,346	$14,329

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer (our principal financial officer) have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

There are no material developments other than disclosed as previously reported in: (i) the section entitled "Note to Consolidated Financial Statements - Note 16. Commitments and Contingencies" and "Note to Consolidated Financial Statements - Note 20. Subsequent Events of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013; and (ii) the section entitled "notes to Consolidated Financial Statements - Note 14 Commitments and Contingencies" of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2014.
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
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 29, 2014

10.16	Separation and Release Agreement, dated May 29, 2014, by and between AdCare Health Systems, Inc. and Boyd P. Gentry	Incorporated by reference from Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10.17	Escrow Agreement, dated May 29, 2014, by and between AdCare Health Systems, Inc., Boyd P. Gentry, and Hughes, White, Kralicek, P.C.	Incorporated by reference from Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10.18
Sixth Modification Agreement, dated as of September 24, 2014, by and among ADK Thomasville Operator, LLC, ADK Lumber City Operator, LLC, ADK LaGrange Operator, LLC, ADK Powder Springs Operator, LLC, ADK Thunderbolt Operator, LLC, Attalla Nursing ADK, LLC, Mountain Trace Nursing ADK, LLC, Mt. Kenn Nursing, LLC, Erin Nursing, LLC, CP Nursing, LLC Benton Nursing, LLC, Valley River Nursing, LLC, Park Heritage Nursing, LLC, Homestead Nursing, LLC, Woodland Manor Nursing, LLC, Mountain View Nursing, LLC, Little Rock HC&R Nursing, LLC, Glenvue H&R Nursing, LLC, Coosa Nursing ADK, LLC, QC Nursing, LLC, AdCare Health Systems, Inc., and The PrivateBank and Trust Company
Filed herewith
10.19	Promissory Note, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Filed herewith
10.20	Guaranty of Payment and Performance, dated September 24, 2014, by and between AdCare Health Systems, Inc. and The PrivateBank and Trust Company	Filed herewith
10.21	Loan and Security Agreement, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Filed herewith
10.22	Surplus Cash Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and AdCare Administrative Services, LLC	Filed herewith
10.23	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Filed herewith
10.24	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC	Filed herewith
10.25	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and The U.S. Department of Housing and Urban Development	Filed herewith
10.26	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and U.S. Department of Housing and Urban Development	Filed herewith
10.27	Healthcare Facility Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC	Filed herewith
10.28	Healthcare Facility Note, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Filed herewith
10.29	Separation Agreement, dated August 11, 2014, by and between AdCare Health Systems, Inc. and David Rubenstein	Filed herewith
10.30	Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Riverchase Village ADK, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17 , 2014
10.31	Second Amended and Restated Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17 , 2014

10.32
Second Amendment, dated October 10, 2014, by among AdCare Health Systems, Inc., AdCare Administrative Services, LLC, AdCare Oklahoma Management, LLC, Hearth & Home of Ohio, Inc., BAN NH, LLC, Senior NH, LLC, Oak Lake, LLC, Kenmetal, LLC, Living Center, LLC, Meeker Nursing, LLC, Meeker Property Holdings, LLC, MCL Nursing, LLC, McLoud Property Holdings, LLC, Harrah Whites Meadows Nursing, LLC, Harrah Property Holdings, LLC, Christopher F. Brogdon, and GL Nursing, LLC

Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on October 17 , 2014
10.33	Executive Employment Agreement, dated October 10, 2014, by and among AdCare Health Systems, Inc. and William McBride III	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on October 17 , 2014
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CAO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CAO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101
The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014 and (v) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	November 13, 2014	/s/ William McBride III
William McBride III
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2014	/s/ Sheryl A. Wolf
Sheryl A. Wolf
Chief Accounting Officer
(Principal Financial Officer)