Form 10-K
period 2014-12-31
ADCARE HEALTH SYSTEMS, INC
filed 2015-03-31
CIK 1004724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of AdCare Health Systems, Inc., common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $64,173,083. The number of shares of AdCare Health Systems, Inc., common stock, no par value, outstanding as of March 27, 2015 was 19,348,769.

AdCare Health Systems, Inc.
Form 10-K

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (this “Annual Report”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, strategic and business plans, the expected amounts and timing of dividends, projected expenses and capital expenditures, competitive position, growth and acquisition opportunities, and compliance with, and changes in, governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including among others, the following:

•
Our ability to lease our healthcare properties on favorable terms and to otherwise transition successfully from an owner/operator of healthcare properties to a healthcare property holding and leasing company;

•	The significant amount of our indebtedness, our ability to service our indebtedness and our ability to refinance our indebtedness on favorable terms;

•	Covenants in our debt agreements that may restrict our ability to pay dividends, make investments, incur additional indebtedness and refinance indebtedness on favorable terms;

•	Our ability to raise capital through equity and debt financings;

•	The availability and cost of capital;

•	Increases in market interest rates;

•	Our dependence on the operating success of our tenants;

•	The effect of increasing healthcare regulation and enforcement on us and our tenants and the dependence by us and our tenants on reimbursement from governmental and other third-party payors;

•	The impact of litigation and rising insurance costs on our business and that of our tenants;

•	The effect of our tenants declaring bankruptcy or becoming insolvent;

•	Our ability to find replacement tenants as needed;

•	The impact of required regulatory approvals of transfers of healthcare properties;

•	Our ability to successfully engage in strategic acquisitions;

•	Competition in the acquisition and ownership of healthcare properties;

•	The relatively illiquid nature of real estate investments;

•	The loss of key management personnel or other employees; and

•	Uninsured or underinsured losses affecting our properties and the possibility of environmental compliance costs and liabilities.

We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item IA, “Risk Factors” in this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this Annual Report are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I.
Item 1.    Business
Overview
AdCare Health Systems, Inc. ("AdCare"), through its subsidiaries (together, the "Company" or "we"), own, operate, and manage for third-parties skilled nursing facilities and assisted living facilities in the states of Arkansas, Georgia, North Carolina, Ohio, Oklahoma, and South Carolina. As of December 31, 2014, the Company operates or manages 32 facilities comprised of 29 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 3,600 beds. The Company's facilities provide a range of health care services to patients and residents, including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2014, of the 32 facilities, the Company owned and operated 22 facilities, leased and operated six facilities, and managed four facilities for third-parties.
As of December 31, 2014, we also have leased three owned and subleased five leased skilled nursing and rehabilitation facilities to local third-party operators in the states of Alabama and Georgia. The patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified as discontinued operations.
On July 23, 2014, we announced that the Board of Directors (the "Board") had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, the Company is in the process of transitioning to third-parties the operations of the Company’s currently owned and operated healthcare facilities, which are principally skilled nursing facilities. In furtherance of this strategic plan, the Company is now focused on the ownership, acquisition and leasing of healthcare related properties.
On October 29, 2014 , the Company entered into separate agreements with third-party operators to: (i) to lease one of our facilities; (ii) to sublease three of our facilities; and (iii) to sub-sublease one of our facilities. All of the facilities are located in Ohio and the leases and subleases will commence on the first day of the month after lessees' receipt of: (a) all licenses and other approvals from the State of Ohio to operate the facility, and (b) approval of the lease by the United States Department of Housing and Urban Development ("HUD").
The Company entered into additional leasing agreements subsequent to December 31, 2014. See Note 20 - Subsequent Events, in Part II, Item 8., "Financial Statements and Supplementary Data" for details of the agreements.

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
The Transition to a Facilities Holding Company and the Additional Leasing Transactions
The Transition
We intend to effect the Company’s transition from an owner and operator of healthcare properties to lessor and sublessor of healthcare properties through a series of leasing and subleasing transactions (the "Transition"). Specifically, in order to effect such transition, we seek to:
• lease to third-party operators the healthcare properties which we currently own and operate, consisting of 20 skilled nursing facilities with a total of 2,028 operational beds and two assisted living facilities with a total of 112 operational units;
• sublease to third-party operators the healthcare properties which we do not own but currently lease and operate, consisting of six skilled nursing facilities with a total of 872 operational beds;
• terminate one of the management agreements under which we manage for a third party, a skilled nursing facility with a total of 261 operational beds; (as of January 1, 2015, this management agreement has been terminated);

• continue in effect the one remaining management agreement to manage two skilled nursing facilities with a total of 249 operational beds and one independent living facility with a total of 83 operational units.
Through the transition, the Company will take on the characteristics and general structure of a Real Estate Investment Trust ("REIT") while proceeding with the intent toward the eventual conversion to a REIT. The Company's net operating losses will be available to offset future tax liabilities after the transition.

In connection with the transition, we intend to reduce our financial leverage over time and adjust our capital structure by repaying certain of our corporate level indebtedness prior to maturity, renegotiating and restructuring certain of our other corporate level indebtedness to reduce the cost of capital, and refinancing our facility level mortgage indebtedness with lower-cost financing guaranteed by HUD.

Terms of Leases/Subleases
We seek to lease our currently-owned healthcare properties, and sublease our currently-leased healthcare properties, on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual escalation clauses.
Acquisitions and Dispositions
The Company had one skilled nursing facility entity classified as held for sale and one variable interest entity classified as held for sale at December 31, 2014 as described further below.
Acquisitions
The Company had no acquisitions during the year ended December 31, 2014.
Dispositions
The Company entered into a sublease arrangement in the fourth quarter of 2012 to exit the operations of a skilled nursing facility in Jeffersonville, Georgia.
On February 28, 2013, the Company completed the sale of the facility known as Lincoln Lodge Retirement Residence and used the proceeds to pay the principal balance of the mortgage note with respect to the facility of $1.9 million. The Company recognized a gain on the sale of approximately $0.1 million and cash proceeds, net of costs and debt payoff, of $0.6 million.
On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value. The Company used the proceeds to pay off the principal balance of the mortgage note with respect to the building of approximately $0.1 million.
On June 12, 2013, the Company entered into two sublease agreements to exit the operations of two skilled nursing facilities located in Tybee Island, Georgia effective June 30, 2013. On December 18, 2013, a sales listing agreement was executed for the 105-bed assisted living facility located in Hoover, Alabama, which is owned by a consolidated variable interest entity. The two skilled nursing facilities located in Tybee Island, Georgia and the assisted living facility located in Hoover, Alabama are reported as discontinued operations (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
On March 31, 2014, the Company entered into a representation agreement to sell a 102-bed skilled nursing facility located in Tulsa, Oklahoma, to exit the operations.
On July 1, 2014, the Company entered into an agreement effective July 1, 2014 to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator.
On September 22, 2014, two wholly-owned subsidiaries of the Company entered into separate lease agreements to lease a 182-bed skilled nursing facility located in Attalla, Alabama and a 124-bed skilled nursing facility located in Glencoe, Alabama to a local nursing home operator that commenced on December 1, 2014.
On September 30, 2014, the lease agreement to operate a 90-bed skilled nursing facility located in Cassville, Missouri expired. The Company elected not to renew the lease agreement consistent with its strategic plan to transition to a healthcare property holding and leasing company.

On October 22, 2014, two wholly-owned subsidiaries of the Company entered into separate sublease agreements that commenced on November 1, 2014 to sublease a 130-bed skilled nursing facility located in Dublin, Georgia and an 86-bed skilled nursing facility located in Lumber City, Georgia to a local nursing home operator.
On October 29, 2014, the Company entered into separate agreements with third-party operators to: (i) lease one of our facilities, (ii) sublease three of our facilities, and (iii) sub-sublease one of our facilities. All of the facilities are located in Ohio and the leases and subleases will commence on the first day of the month after lessees' receipt of all licenses and other approvals from the State of Ohio to operate the facility and approval of the lease by HUD.
The results of operations and cash flows for the Jeffersonville, Georgia skilled nursing facility, the two skilled nursing facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, the skilled nursing facility in Tulsa, Oklahoma, the skilled nursing facility in Thomasville, Georgia, the two skilled nursing facilities in Attalla, Alabama and Glencoe, Alabama, the skilled nursing facility in Cassville, Missouri, and the two skilled nursing facilities in Dublin, Georgia and Lumber City, Georgia are reported as discontinued operations in 2014 and 2013. Current assets and liabilities of the disposal groups are classified as such in the Consolidated Balance Sheets at December 31, 2014 and 2013 included in Part II, Item 8, "Financial Statements and Supplementary Data."
Facility Summary
The following tables provide summary information regarding our facility composition (excluding discontinued operations) for the periods indicated:

	December 31,
	2014	2013
Cumulative number of facilities	32	39
Cumulative number of operational beds	3,605	3,908

		Number of Facilities
State	Number of Operational Beds/Units	Owned	Leased	Managed for Third Parties	Total
Arkansas	1,041	10	—	—	10
Georgia	1,376	3	5	1	9
North Carolina	106	1	—	—	1
Ohio	705	4	1	3	8
Oklahoma	197	2	—	—	2
South Carolina	180	2	—	—	2
Total	3,605	22	6	4	32
Facility Type
Skilled Nursing	3,410	20	6	3	29
Assisted Living	112	2	—	—	2
Independent Living	83	—	—	1	1
Total	3,605	22	6	4	32
Leased and Subleased Facilities to Third-Party Operators
As of December 31, 2014, we have leased three owned and subleased five leased skilled nursing and rehabilitation facilities to local third-party operators in the states of Alabama and Georgia with the operational capacity of approximately 820 operational beds.
The following table provides summary information regarding the number of operational beds at our leased and subleased facilities to third-parties as of December 31:

	December 31,
	2014	2013
Cumulative number of facilities leased and subleased to third-parties	8	3
Cumulative number of operational beds	820	252

		Number of Facilities Leased and Subleased to Third-Parties
State	Number of Operational Beds/Units	Owned Facilities	Leased Facilities	Total Leased and Subleased Facilities
Alabama	304	2	—	2
Georgia	516	1	5	6
Total	820	3	5	8
Industry Trends
Consistent with our plan to transition the Company to a healthcare property holding and leasing company, the healthcare REIT industry has trended toward owning and triple net-leasing healthcare real estate assets. Specifically, the skilled nursing segment of this industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings, such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher acuity patients than in the past. The skilled nursing industry is large, highly fragmented, and characterized predominantly by numerous local and regional providers. Based on a decrease in the number of skilled nursing facilities over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.
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
Revenue derived directly or indirectly from Medicare reimbursement has historically comprised a substantial portion of our consolidated revenue. Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (“PPS”) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (“RUG”) category that is based upon each patient’s acuity level. In October 2010, the number of RUG categories was expanded from 53 to 66 as part of the implementation of the RUGs IV system and the introduction of a revised and substantially expanded patient assessment tool called the Minimum Data Set, Version 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced and/or our costs to provide those services could increase, with a corresponding adverse impact on our financial condition or results of operations.
 On July 31, 2014, the Centers for Medicare & Medicaid Services ("CMS") issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2% for fiscal year 2015, relative to payments in 2014. The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA).
On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimated that aggregate payments to skilled nursing facilities would increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase is attributable to a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% multi-factor productivity adjustment (MFP) as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. In its 2014 report to Congress, the Medicare Payment Advisory Commission recommended eliminating the market basket update and reducing payments through the SNF prospective payments system.
On July 27, 2012, CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflected a 2.5% market basket increase, reduced by a 0.7% MFP adjustment mandated by the PPACA. This increase was offset by the 2% sequestration reduction, which became effective April 1, 2013.
On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which averted a 24% cut in Medicare payments to physicians and other Part B providers until March 31, 2015. In addition, this law maintains the 0.5% update for such services through December 31, 2014 and provides a 0.0% update to the 2015 Medicare Physician Fee Schedule (MPFS) through March 31, 2015. Among other things, this law provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmission from skilled nursing facilities. Beginning October 1, 2018, HHS will withhold 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.
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
On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012 into law. This statute creates a Commission of Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of recommendations from this commission may have an impact on coverage and payment for our services.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operation.We also derive a substantial portion of our consolidated revenue from Medicaid reimbursement, primarily through our skilled nursing business. Medicaid programs are administered by the applicable states and financed by both state and federal funds. Medicaid spending nationally has increased significantly in recent years, becoming an increasingly significant component of state budgets. This, combined with slower state revenue growth and other state budget demands, has led both the federal government and state governments to institute measures aimed at controlling the growth of Medicaid spending (and in some instances reducing it).

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
The regulatory environment within the skilled nursing industry continues to intensify in the amount and type of laws and regulations affecting it. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our business, we must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to the anti-kickback laws, physician referral laws, and safety and health standards set by the Occupational Safety and Health Administration (OSHA). Changes in the laws or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.
Our operations are also subject to various regulations and licensing requirements promulgated by state and local health and social service agencies and other regulatory authorities. Requirements vary from state to state and these requirements can affect, among other things, personnel education and training, patient and personnel records, services, staffing levels, monitoring of patient wellness, patient furnishings, housekeeping services, dietary requirements, emergency plans and procedures, certification and licensing of staff prior to beginning employment, and patient rights.
On October 6, 2014, the President signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014. This legislation requires post-acute care providers, such as skilled nursing facilities, to report standardized patient assessment data, data on quality measures, and data on resource use and other measures, and directs HHS to provide feedback reports to providers and arrange for public reporting of provider performance on the reported data. Post-acute care providers that do not report such data will have their Medicare payments reduced.
CMS also recently announced a proposed post-acute care provider initiative. CMS proposes to expand and strengthen the Five Star Quality Rating System for nursing homes to improve consumer information about quality measures at individual nursing homes.
In December 2010, the Office of Inspector General released a report entitled “Questionable Billing by Skilled Nursing Facilities.” The report examined the billing practices of skilled nursing facilities based on Medicare Part A claims from 2006 to 2008 and found, among other things, that for-profit skilled nursing facilities were more likely to bill for higher paying therapy RUGs, particularly in the ultra-high therapy categories, than government and not-for-profit operators. It also found that for-profit skilled nursing facilities showed a higher incidence of patients using RUGs with higher activities of daily living (ADL) scores, and had a “long” average length of stay among Part A beneficiaries, compared to their government and not-for-profit counterparts. The OIG recommended that CMS vigilantly monitor overall payments to skilled nursing facilities, adjust RUG rates annually, change the method for determining how much therapy is needed to ensure appropriate payments and conduct additional reviews for skilled nursing operators that exceed certain thresholds for higher paying therapy RUGs. CMS concurred with and agreed to take action on three of the four recommendations, declining only to change the methodology for assessing a patient's therapy needs. The OIG issued a separate memorandum to CMS listing 384 specific facilities that the OIG had identified as being in the top one percent for use of ultra-high therapy, RUGs with high ADL scores, or “long” average lengths of stay, and CMS agreed to forward the list to the appropriate fiscal intermediaries or other contractors for follow up. Although we believe our billing practices are consistent with applicable law and CMS requirements, we cannot predict the extent to which the OIG's recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others, as well as other government agencies, unions, advocacy groups and others who seek to pursue their own mandates and agendas. In its fiscal year 2014 work plan, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices among skilled nursing facilities. Also, according to its 2015 work plan, OIG has identified reducing waste in Medicare Parts A and ensuring quality, including in nursing home care as top management challenges facing OIG. Efforts by officials and others to make or advocate for any increase in regulatory monitoring and oversight, adversely change RUG rates, revise methodologies for assessing and treating patients, or conduct more frequent or intense reviews of our treatment and billing practices, could reduce our reimbursement, increase our costs of doing business and otherwise adversely affect our business, financial condition and results of operations.
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
On December 26, 2013, the President signed into law the Pathway for SGR (Medicare Sustainable Growth Rate) Reform Act of 2013. This new law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014, as was scheduled, and provides for a 0.5 percent increase for services through March 31, 2014.
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
Medicaid.    Medicaid is a state-administered program financed by state funds and matching federal funds. Medicaid programs are administered by the states and their political subdivisions. Medicaid programs generally provide health benefits for qualifying individuals and may supplement Medicare benefits for financially needy persons aged 65 and older. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Seniors who enter skilled nursing facilities as private pay clients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid is the largest source of funding for skilled nursing home facilities.
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
Managed Care and Private Insurance.    Managed care patients consist of individuals who are insured by a third-party entity, typically a senior-focused health maintenance organization ("HMO") plan, or who are Medicare beneficiaries who have assigned their Medicare benefits to a senior-focused HMO plan. Another type of insurance, long-term care insurance, is also becoming more widely available to consumers, but is not expected to contribute significantly to industry revenues in the near term.
Private and Other Payors.    Private and other payors consist primarily of individuals, family members or other third parties who directly pay for the services we provide.
Billing and Reimbursement.    Our revenues from government payors, including Medicare and state Medicaid agencies, is subject to retroactive adjustments in the form of claimed overpayments and underpayments based on rate adjustments and asserted billing and reimbursement errors. We believe billing and reimbursement errors, disagreements, overpayments and underpayments are common in our industry, and we are regularly engaged with government payors and their fiscal intermediaries in reviews, audits and appeals of our claims for reimbursement due to the subjectivity inherent in the processes related to patient diagnosis and care, recordkeeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce.
Management fees.     Management fee revenues are received under various contractual agreements with third-party companies.

Rental Revenue. Rental revenue is received under contractual agreements for the leasing of our facilities. The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases. The Company recognizes rental revenues on a straight-line basis over the term of the lease when collectibility is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Payments received under operating leases are accounted for in the statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators.
We employ accounting, reimbursement and compliance specialists who assist our clerical, clinical and rehabilitation staffs in the preparation of claims and supporting documentation, regularly monitor billing and reimbursement practices within our facilities, and assist with the appeal of overpayment and recoupment claims by governmental, fiscal intermediary and other auditors and reviewers. The table below sets forth our annual revenue by payor source during the years ended December 31, 2014 and 2013.

	Year Ended December 31,
Annual Revenue by Payor (000's)	2014	2013
Medicaid	$96,491	$95,583
Medicare	62,696	57,015
Other	30,802	30,179
Management fees	1,493	2,097
Rental revenue	$1,832	$876
Total	$193,314	$185,750
Competition
Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market, the types of services available, our local reputation for quality care of patients, the commitment and expertise of our staff and physicians, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. We are in a competitive, yet fragmented, industry. While there are several national and regional companies that provide skilled nursing services, our primary source of competition is the smaller regional and local operators and third party facility management companies. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Our competitors include assisted living communities and other retirement facilities and communities, home health care agencies, skilled nursing facilities and convalescent centers, some of which operate on a not-for-profit or charitable basis.
We seek to compete effectively in each market by establishing a reputation within the local community for quality of care, attractive and comfortable facilities, and providing specialized healthcare with an ability to care for high-acuity patients. We believe that the average cost to a third-party payor for the treatment of our typical high-acuity patient is lower if that patient is treated in one of our skilled nursing facilities than if that same patient were to be treated in an inpatient rehabilitation facility or long-term acutecare hospital. The skilled nursing facilities operated by us compete with other facilities in their respective markets, including rehabilitation hospitals and other "skilled" and personal care residential facilities. In addition, our facilities also face competition for employees.
As announced in July 2014, our Board approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and sublease transactions, the Company will transition to third-parties the operations of the Company’s currently owned and operated healthcare facilities, which are principally skilled nursing facilities.The Company is focused on the ownership, acquisition and leasing of healthcare related properties. This strategy in essence minimizes certain competitive forces and provides a more consistent and predictable stream of income to the Company.
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
While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are presently effective include the following:

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

•
Voluntary Pilot Program - Bundled Payments. To support the policies of making all providers responsible during an episode of care and rewarding value over volume, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care that begins three days prior to hospitalization and spans 30 to 90 days following discharge. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented. Payment arrangements among providers participating in the bundled payment must navigate regulatory compliance under the Anti-kickback Law, the Stark Law and the Civil Monetary Penalties Law and the related waivers. This pilot program may expand in 2016 if expansion would reduce Medicare spending without also reducing quality of care.

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

•
Accountable Care Organizations.  PPACA authorized CMS to enter into contracts with Accountable Care Organizations (ACOs), which are entities of providers and suppliers organized to deliver services to Medicare beneficiaries and eligible to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and with sufficient quality of care. CMS recently finalized regulations to implement the ACO initiative. The widespread adoption of ACO payment methodologies in the Medicare program, and in other programs and payors, could impact our operations and reimbursement for our services. On January 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as ACOs or bundled payments by 2016 and up to 50% by the end of 2018.
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
As a component of CMS administration of the government's reimbursement programs, a new ratings system was implemented in December 2008 to assist the public in choosing a skilled care provider. The system is an attempt to simplify all the data for each nursing center to a "Star" ranking. The overall Star rating is determined by three components (three years survey results, quality measure calculations, and staffing data), with each of the components receiving star rankings as well. CMS proposes to expand and strengthen the Five Star Quality Rating System for nursing homes to improve consumer information about quality measures at individual nursing homes. We will continue to strive to achieve high rankings for our facilities, as well as assuring that our rankings are correct and appropriately reflect our quality results.
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
Antitrust Laws.   We are also subject to federal and state antitrust laws. Enforcement of the antitrust laws against healthcare providers is common, and antitrust liability may arise in a wide variety of circumstances, including third party contracting, physician relations, joint venture, merger, affiliation and acquisition activities. In some respects, the application of federal and state antitrust laws to healthcare is still evolving, and enforcement activity by federal and state agencies appears to be increasing. At various times, healthcare providers and insurance and managed care organizations may be subject to an investigation by a governmental agency charged with the enforcement of antitrust laws, or may be subject to administrative or judicial action by a federal or state agency or a private party. Violators of the antitrust laws could be subject to criminal and civil enforcement by federal and state agencies, as well as by private litigants.
Transition. As our Company transitions to a concentrated healthcare property holding and leasing company, the impact of certain government regulations to us may change. Specifically, the third-party operators of the Company’s currently owned and operated healthcare facilities will take on the responsibility for such government regulation compliance as it relates to the specific operations.
Employees
As of December 31, 2014, excluding discontinued operations, we had approximately 3,414 total employees of which 2,494 were full-time employees.
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
Risks Related to Us and Our Operations as an Operator of Healthcare Facilities
Health care reform may affect our profitability and may require us to change the way our business is conducted.
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
On August 2, 2011, the President signed into law the Budget Control Act of 2011 (the "Budget Control Act"), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act created a Congressional Joint Select Committee on Deficit Reduction (the "Committee") that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, this regulation triggered automatic reductions in discretionary and mandatory spending, or budget sequestration, starting in 2013, including reductions of not more than 2% to payments to Medicare providers. We are unable to accurately predict the impact these automatic and potential reductions will have on our business, and those reductions could materially adversely affect our business, financial condition, results of operations and prospects.
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
Certain states in which we currently operate may have adopted minimum staffing standards, and additional states may also establish similar requirements in the future. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified, nurses, certified nurses' assistants and other personnel. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funding, through Medicaid appropriations or otherwise, to pay for any additional operating costs resulting from minimum staffing requirements, then our business, financial condition, results of operations and prospects may be adversely affected.
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
Risks Related to Us as a Facilities Holding Company

We may be unable to achieve any of the benefits that we expect to achieve from the Transition.
We may not derive any of the strategic or financial benefits that we expect from the Transition or such benefits may be delayed, if they materialize at all. The anticipated benefits of the Transition are based on a number of assumptions, which may prove incorrect. For example, we believe that the Transition will allow us to increase our cash flow, pay consistent cash quarterly dividends, maximize the value of our properties, expand into new geographic areas, reduce our financing costs and make opportunistic acquisitions. If the Transition does not have these and other expected benefits for any reason, then the Transition could have a negative effect on our financial condition.
We may be unable to obtain the consents, approvals and authorizations of third parties necessary to successfully implement the Transition.
In connection with the Transition, we will need the consent, approval or authorization of certain of our lenders, the lessors of our currently-leased healthcare properties and appropriate governmental entities, as well as other third parties, as applicable. We make no assurances that these consents, approvals or authorizations will be obtained, or obtained on a timely basis. Failure to obtain these consents, approvals or authorizations, or failure to obtain them on a timely basis, will hinder our ability to effect the Transition and could have a negative effect on our financial condition.
Economic conditions and turbulence in the credit markets may create challenges in securing third-party borrowings or refinancing our existing indebtedness, which may prevent us from successfully implementing the Transition.
Depressed economic conditions, the availability and cost of credit, turmoil in the mortgage market and depressed real estate markets have in the past contributed, and will in the future contribute, to increased volatility and diminished expectations for real estate markets and the economy as a whole. Significant market disruption and volatility could impact our ability to secure third-party borrowings or refinance our existing indebtedness, which may prevent us from successfully implementing the Transition.
We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments.
We rely on external sources of capital, including debt and equity financing. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business or to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors over which we have little or no control, including the performance of the national and global economies generally; competition in the healthcare industry; issues facing the healthcare industry, including regulations and government reimbursement policies; our operators’ operating costs; the market’s perception of our growth potential; the market value of our properties; our current and potential future earnings and cash dividends; and the market price of the shares of our capital stock. While we currently have sufficient cash flow from operations to fund our obligations and commitments, we may not be in a position to take advantage of future investment opportunities if we are unable to access capital markets on a timely basis or are only able to obtain financing on unfavorable terms.
Our ability to raise capital through equity sales is dependent, in part, on the market price of the common stock, and our failure to meet market expectations with respect to our business could negatively impact the market price of the common stock and availability of equity capital.
As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of the common stock, which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•	the extent of investor interest;

•	our financial performance and that of our operators;

•	general stock and bond market conditions; and

•	other factors such as governmental regulatory action.

We are subject to risks associated with debt financing, which would negatively impact our business and limit our ability to pay dividends to our shareholders and to repay maturing indebtedness.
The financing required to make future investments and satisfy maturing commitments may be provided by borrowings under our credit facilities, private or public offerings of debt or equity, the assumption of secured indebtedness, or mortgage financing on a portion of our owned portfolio. To the extent we must obtain debt financing from external sources to fund our capital requirements, no assurance is given that such financing will be available on favorable terms, if at all. In addition, if we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient to pay dividends to our shareholders and repay our maturing indebtedness. Furthermore, if we have to pay higher interest rates in connection with a refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability . Moreover, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to our shareholders, including affecting our ability to obtain additional financing in the future, and making us more vulnerable to a downturn in our results of operations or the economy generally.
Unforeseen costs associated with the acquisition of new healthcare properties could reduce our profitability.
Our business strategy contemplates future acquisitions that may not prove to be successful. For example, we might encounter unanticipated difficulties and expenditures relating to our acquired healthcare properties, including contingent liabilities, or our newly acquired healthcare properties might require significant management attention that would otherwise be devoted to our ongoing business. Such costs may negatively affect our results of operations.
We may not be able to adapt our management and operational systems to integrate and manage our growth without additional expense.
No assurance is given that we will be able to adapt our management, administrative, accounting and other systems to integrate the long-term care facilities that we may acquire. Our failure to timely integrate and manage future acquisitions or other developments could have a material adverse effect on our results of operations and financial condition.
We may be subject to additional risks in connection with the long-term care facilities that we own or may acquire.
We may be subject to additional risks in connection with long-term care facilities that we own or may acquire, including the following:

•	our lack of, or our limited, prior business experience with certain of the operators of the facilities we own or may acquire in the future;

•
the facilities may underperform due to various factors, including unfavorable terms and conditions of the lease agreements, disruptions caused by the management of the operators of the facilities or changes in economic conditions impacting the facilities or the operators;

•	diversion of our management’s attention away from other business concerns;

•	exposure to any undisclosed or unknown potential liabilities relating to the facilities; and

•	potential underinsured losses on the facilities.
Our assets may be subject to impairment charges.
We periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, then we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the period in which the write-off occurs.
We may not be able to sell certain long-term care facilities for their book value.
From time to time, we may close facilities and actively market such facilities for sale. To the extent we are unable to sell these properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

Our business requires us to make capital expenditures to maintain and improve our facilities.

Our facilities sometimes require capital expenditures to address ongoing required maintenance and to make them attractive to residents. Physical characteristics of senior living facilities and rehabilitation centers are mandated by various governmental authorities; and changes in these regulations may require us to make significant expenditures. Our available financial resources may be insufficient to fund these expenditures.
Our indebtedness could adversely affect our financial condition.
We have a material amount of indebtedness, and we may increase our indebtedness in the future. Debt financing could have important consequences to our shareholders. For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on satisfactory terms or at all;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to make acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates to the extent our borrowings bear variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
Covenants in the agreements evidencing our indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.
The terms of our credit agreements and other agreements evidencing our indebtedness require us to comply with a number of customary financial and other covenants which may limit our management’s discretion by restricting our ability to, among other things, incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments, and create liens. Any additional financing we may obtain could contain similar or more restrictive covenants. Our continued ability to incur indebtedness and conduct our operations is subject to compliance with these financial and other covenants. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness in addition to any other indebtedness cross-defaulted against such instruments. Any such breach could materially adversely affect our business, results of operations and financial condition.
We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.
Our business is subject to many risks that are associated with the ownership of real estate. For example, if our operators do not renew their leases, then we may be unable to re-lease the long-term care facilities at favorable rental rates, if at all. Other risks that are associated with real estate acquisition and ownership include the following:

•	general liability, property and casualty losses, some of which may be uninsured;

•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;

•	leases that are not renewed or are renewed at lower rental amounts at expiration;

•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable;

•	acts of God affecting our healthcare properties; and

•	acts of terrorism affecting our healthcare properties.
Our real estate investments are relatively illiquid.
Real estate investments are relatively illiquid and generally cannot be sold quickly. In addition, all of our healthcare properties serve as collateral for our secured debt obligations and cannot be readily sold. Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. For example, all of our healthcare properties are “special purpose” properties that cannot be readily converted into general residential, retail or office use. In addition, transfers of operations of skilled nursing facilities, assisted living facilities and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our healthcare properties becomes unprofitable due to competition, age of improvements or other factors such that an operator becomes unable to meet its obligations to us, then the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. Furthermore, the receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and cash flows from operations would be adversely affected.
As an owner with respect to real property, we may be exposed to possible environmental liabilities.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. Such laws often impose liability based on the owner’s knowledge of, or responsibility for, the presence or disposal of such substances. As a result, liability may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required investigation, remediation, removal, fines or personal or property damages and the owner’s liability therefor could exceed the value of the property and the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect an operator’s ability to attract additional residents and our ability to sell or rent such property or to borrow using such property as collateral which, in turn, could negatively impact our revenues.
The industry in which we operate is highly competitive. Increasing investor interest in our sector and consolidation at the operator level could increase competition and reduce our profitability.
Our business is highly competitive, and we expect that it may become more competitive in the future. We compete for healthcare facility investments with other healthcare investors, many of which have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals. If we cannot identify and purchase a sufficient number of healthcare facilities at favorable prices, or if we are unable to finance such acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected. In addition, if our cost of capital should increase relative to the cost of capital of our competitors, the spread that we realize on our investments may decline if competitive pressures limit or prevent us from charging higher lease rates.
We may change our investment strategies and policies and capital structure.
The Board, without the approval of our shareholders, may alter our investment strategies and policies if it determines that a change is in our shareholders’ best interests. The methods of implementing our investment strategies and policies may vary as new investments and financing techniques are developed.
Our success depends, in part, on our ability to retain key personnel and our ability to attract or retain other qualified personnel.
Our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. The loss of the services of our current executive management team could have an adverse impact on our operations. In addition, our future success depends, in part, on our ability to attract, hire, train and retain other qualified personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies with greater financial resources. Our failure to successfully attract, hire, retain and train the people we need would significantly impede our ability to implement our business strategy.
We may not have sufficient liquidity to meet our capital needs.

Based on existing cash balances, anticipated cash flows, and new sources of capital, we believe there will be sufficient funds for our operations, scheduled debt service, and capital expenditures through the next 12 months. On a longer term basis, we have debt payments, excluding convertible promissory notes which are convertible into shares of common stock. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy these capital needs, we intend to: (i) improve our operating results through a series of leasing and subleasing transactions with favorable terms and consistent and predictable cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months and provide for the continuance of our business strategy. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt, the convertible promissory notes due are not converted into common stock and are required to be repaid by us in cash, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives, sell assets, or delay, modify, or abandon its transition plans.

There are no assurances with respect to our ability to pay dividends in the future.
We are a holding company, and we have no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to us so we may, among other things, pay dividends on our capital stock, if and to the extent declared by the Board. The ability of our subsidiaries to pay dividends and make other distributions to us depends on their earnings and is restricted by the terms of certain agreements governing their indebtedness. If our subsidiaries are in default under such agreements, then they may not pay dividends or make other distributions to us.
In addition, we may only pay dividends on our capital stock if we have funds legally available to pay dividends and such payment is not restricted or prohibited by law, the terms of any shares with higher priority with respect to dividends or any documents governing our indebtedness. We are restricted by Georgia law from paying dividends on our capital stock if we are not able to pay our debts as they become due in the normal course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the shareholders whose preferential rights are superior. In addition, no cash dividends may be declared or paid on the common stock unless full cumulative dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payments, for all past dividend periods. In addition, future debt, contractual covenants or arrangements we or our subsidiaries enter into may restrict or prevent future dividend payments.
The payment of any future dividends on the common stock will be at the discretion of the Board and will depend, among other things, on the earnings and results of operations of our subsidiaries, their ability to pay dividends and make other distributions to us under agreements governing their indebtedness, our financial condition and capital requirements, any debt service requirements and any other factors the Board deems relevant.
We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with parties that may be considered related parties.
From time to time, we have engaged in various transactions with Christopher Brogdon, Director, owner of greater than 5% of our outstanding common stock and former Chief Acquisition Officer of the Company. These transactions, along with other related party transactions, are described in Note 19 to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data," and Part III., Item 13., “Certain Relationships and Related Transactions, and Director Independence.”
We believe that our affiliations with Mr. Brogdon, and other related parties have been, and will be, beneficial to us. Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, others may disagree with this position and litigation could ensue in the future. Our relationships with Mr. Brogdon and other related parties may give rise to litigation, nominations or proposals which could result in substantial costs to us, and a diversion of our resources and management's attention, whether or not any allegations made are substantiated.
The costs of being publicly owned may strain our resources and impact our business, financial condition, results of operations and prospects.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.
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
For the year ended December 31, 2014, for amounts attributable to the Company, we had a net loss of $13.6 million compared to a net loss of $12.6 million for the year ended December 31, 2013. We make no assurances that we will be able to operate profitably. As of December 31, 2014, we have a working capital deficit of approximately $12.9 million.
We intend to seek to improve our liquidity and profitability in future years by:

•	leasing our currently-owned healthcare properties, and subleasing our currently-leased healthcare properties, on a triple net basis;

•	reducing our financial leverage;

•	renegotiating and restructuring certain of our other corporate level indebtedness to reduce the cost of capital;

•	refinancing our facility level mortgage indebtedness with lower-cost financing guaranteed by HUD.
We believe the foregoing actions, if taken, will provide the opportunity for the Company to improve liquidity and achieve profitability. No assurances are made that such improvements or achievements will occur.
Our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital.
As of December 31, 2014, we had approximately $151.4 million in indebtedness, including current maturities and discontinued operations. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of cash flows from operations to interest and principal payments on outstanding debt, thereby limiting the availability of cash flow to fund working capital and other general corporate requirements;

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
Our directors and officers beneficially own approximately 19.2% of our outstanding common stock. Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by shareholders, such as the election of directors, the amendment of our charter documents and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.
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
Risks Related to the Operators of Our Facilities
Our financial position could be weakened and our ability to pay dividends to our shareholders and fulfill our obligations with respect to our indebtedness could be limited if any of the major operators of our long-term care facilities becomes unable to meet its obligations to us or fails to renew or extend its relationship with us as its lease terms expires, or if we become unable to lease or re-lease our facilities on economically favorable terms. We have no operational control over our operators. Adverse developments concerning our operators could arise due to a number of factors, including those listed below.
The bankruptcy, insolvency or financial deterioration of our operators could limit or delay our ability to collect unpaid rents or require us to find new tenants.
We are exposed to the risk that a distressed operator may not be able to meet its obligations to us or other third parties. This risk is heightened during a period of economic or political instability. If tenants are unable to comply with the terms of their leases, then we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third-party managers to operate the property or sell the property. There is no assurance that we would be able to lease a property on substantially equivalent or better terms than the prior lease, or at all, find another qualified tenant, successfully reposition the property for other uses or sell the property on terms that are favorable to us. It may be more difficult to find a replacement tenant for a healthcare property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement tenant for a property, transfers of operations of skilled nursing facilities, assisted living facilities and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations, which may affect our ability to successfully transition a property.
If any lease expires or is terminated, then we could be responsible for all of the operating expenses for that property until it is leased again or sold. If a significant number of our properties are unleased, then our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Although each of our lease agreements typically provides us with or will provide us with, the right to terminate, evict an operator, foreclose on our collateral, demand immediate payment and exercise other remedies upon the bankruptcy or insolvency of an operator, the U.S. federal Bankruptcy Code (the “Bankruptcy Code”) would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and to pursue other remedies against a bankrupt operator. A bankruptcy filing by one of our lessee operators would typically prevent us from collecting unpaid pre-bankruptcy rents or evicting the operator absent approval of the bankruptcy court. The Bankruptcy Code provides a lessee with the option to assume or reject an unexpired lease within certain specified periods of time. Generally, a lessee is required to pay all rent that becomes payable between the date of its bankruptcy filing and the date of the assumption or rejection of the lease (although such payments will likely be delayed as a result of the bankruptcy filing). Any lessee operator that chooses to assume its lease with us must cure all monetary defaults existing under the lease (including payment of unpaid pre-bankruptcy rents) and provide adequate assurance of its ability to perform its future obligations under the lease. Any lessee operator that opts to reject its lease with us would face a claim by us for unpaid and future rents payable under the lease, but such claim would be subject to a statutory “cap” and would generally result in a recovery substantially less than the face value of such claim. Although the operator’s rejection of the lease would permit us to recover possession of the leased facility, we would likely face losses, costs and delays associated with re-leasing the facility to a new operator.
Several other factors could impact our rights under leases with bankrupt operators. First, the operator could seek to assign its lease with us to a third party. The Bankruptcy Code generally disregards anti-assignment provisions in leases to permit the assignment of unexpired leases to third parties (provided all monetary defaults under the lease are cured and the third party can demonstrate its ability to perform its obligations under the lease). Second, in instances in which we have entered into a master lease agreement with an operator that operates more than one facility, the bankruptcy court could determine that the master lease was comprised of separate, divisible leases (each of which could be separately assumed or rejected), rather than a single, integrated lease (which would have to be assumed or rejected in its entirety). Finally, the bankruptcy court could recharacterize our lease agreement as a disguised financing arrangement, which could require us to receive bankruptcy court approval to foreclose or pursue other remedies with respect to the facility.
Failure by our operators to comply with various local, state and federal government regulations may adversely impact their ability to make lease payments to us.
Healthcare operators are subject to numerous federal, state and local laws and regulations, including those described below, that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. Although we cannot accurately predict the ultimate timing or effect of these changes, such changes could have a material effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect its ability to meet its obligations to us.

•
Healthcare Reform. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”), which were signed into law in March 2010, represent the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and affect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways. Among other things, the Healthcare Reform Law expands Medicaid eligibility, requires most individuals to have health insurance, establishes new regulations for health plans, creates health insurance exchanges, and modifies certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. We cannot accurately predict the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us.

•
Reimbursement; Medicare and Medicaid. A significant portion of the revenue of the healthcare operators to which we lease, or will lease, properties is, or will be, derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. Failure to maintain certification in these programs would result in a loss of funding from such programs and could negatively impact an operator’s ability to meet its obligations to us.

•
Quality of Care Initiatives. The Center for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators. Any unsatisfactory rating of our operators under any rating system promulgated by the CMS could result in the loss of residents or lower reimbursement rates, which could adversely impact their revenues and our business.

•
Licensing and Certification. Healthcare operators are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators to comply with extensive standards governing operations. Governmental agencies administering these laws and regulations regularly inspect facilities and investigate complaints. Failure to obtain any required licensure or certification, the loss or suspension of any required licensure or certification, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until the necessary licenses or certifications are obtained or reinstated or until any such violations or deficiencies are cured. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently.

•
Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The violation of any of these laws or regulations by any of our operators may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties could jeopardize an operator’s ability to make lease payments to us or to continue operating its facility,

•
Privacy Laws. Healthcare operators are subject to federal, state and local laws and regulations designed to protect the privacy and security of patient health information. These laws and regulations require operators to expend the requisite resources to protect and secure patient health information, including the funding of costs associated with technology upgrades. Operators found in violation of these laws may face large penalties. In addition, compliance with an operator’s notification requirements in the event of a breach of unsecured protected health information could cause reputational harm to an operator’s business. Such penalties and damaged reputation could adversely affect an operator’s ability to meet its obligations to us.

•
Other Laws. Other federal, state and local laws and regulations affect how operators conduct their business. We cannot accurately predict the effect that the costs of complying with these laws may have on the revenues of our operators and, thus, their ability to meet their obligations to us.

•
Legislative and Regulatory Developments. Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system in addition to those described herein. We cannot accurately predict whether any proposals will be adopted and, if adopted, what effect (if any) these proposals would have on our operators or our business.

The impact of healthcare reform legislation on us and our operators cannot be accurately predicted.
Several provisions of the Healthcare Reform Law affect Medicare payments to skilled nursing facilities, including provisions changing Medicare payment methodology and implementing value-based purchasing and payment bundling. Although we cannot accurately predict how all of these provisions may be implemented, or the effect any such implementation would have on our operators or our business, the Healthcare Reform Law could result in decreases in payments to our operators, increase our operators’ costs or otherwise adversely affect the financial condition of our operators, thereby negatively impacting their ability to meet their obligations to us.
The Healthcare Reform Law also requires skilled nursing facilities to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, then their reputations and ability to attract residents could be adversely affected.

Other legislative changes have been proposed and adopted since the Healthcare Reform Law was enacted that also may impact our business. For instance, on April 1, 2014, the President signed the Protecting Access to Medicare Act of 2014, which, among other things, requires CMS to measure, track, and publish readmission rates of skilled nursing facilities by 2017 and implement a value-based purchasing program for skilled nursing facilities (the “SNF VBP Program”) by October 1, 2018. The SNF VBP Program will increase Medicare reimbursement rates for skilled nursing facilities that achieve certain levels of quality performance measures to be developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program will be funded by reducing Medicare payment for all skilled nursing facilities by 2% and redistributing up to 70% of those funds to high-performing skilled nursing facilities. If Medicare reimbursement provided to our tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.
Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced.
Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators could result in a substantial reduction in the revenues and operating margins of our operators. Significant limits on the scopes of services reimbursed and on reimbursement rates could have a material adverse effect on the results of operations and financial condition of our operators, which could cause their revenues to decline and could negatively impact their ability to meet their obligations to us.
Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, additional documentation is necessary or certain services were not covered or were not medically necessary. New legislative and regulatory proposals could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures and to make changes to private healthcare insurance. No assurance is given that adequate third-party payor reimbursement levels will continue to be available for the services provided by our operators.
Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.
Many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a reduction in reimbursement rates for our operators. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Because the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid and simplifies enrollment in this program, Medicaid enrollment may significantly increase in the future. Since our operators’ profit margins with respect to Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which, in turn, could adversely affect us. If funding for Medicare or Medicaid is reduced, then it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect their ability to meet their obligations to us.
We may be unable to find a replacement operator for one or more of our leased properties.
From time to time, we may need to find a replacement operator for one or more of our leased properties for a variety of reasons, including upon the expiration of the lease term or the occurrence of an operator default. During any period in which we are attempting to locate one or more replacement operators, there could be a decrease or cessation of rental payments on the applicable property or properties. No assurance is given that any of our current or future operators will elect to renew its leases with us upon expiration of the terms thereof. Similarly, no assurance is given that we will be able to locate a suitable replacement operator or, if we are successful in locating a replacement operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. Our ability to locate a suitable replacement operator may be significantly delayed or limited by various state licensing, receivership, certificate of need or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We also may incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for default.

A prolonged economic slowdown could adversely impact our operating income and earnings, as well as the results of operations of our operators, which could impair their ability to meet their obligations to us.
We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the recent recession) due to the adverse impact caused by various factors, including inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment caused by an economic slowdown or recession could have an adverse impact on the ability of our operators to maintain occupancy rates, which could harm their financial condition. Any sustained period of increased payment delinquencies, foreclosures or losses by our operators under our leases could adversely affect our income from investments in our portfolio.
Certain third parties may not be able to satisfy their obligations to us or our operators due to uncertainty in the capital markets.
Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our operators to obtain credit to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. Similarly, if any of our other counterparties, such as banking institutions, title companies and escrow agents, experiences difficulty in accessing capital or other sources of funds or fails to remain viable, it could have an adverse effect on our business.
Our operators may be subject to significant legal actions that could result in their increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.
As is typical in the long-term healthcare industry, our operators may be subject to claims for damages relating to the services that they provide. We give no assurance that the insurance coverage maintained by our operators will cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability. As a result, our operators doing business in these states may be liable for punitive damage awards that are either not covered by their insurance or are in excess of their insurance policy limits.
We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to our operators to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on an operator’s financial condition. If an operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if an operator is required to pay uninsured punitive damages, or if an operator is subject to an uninsurable government enforcement action, then such operator could be exposed to substantial additional liabilities. Such liabilities could adversely affect an operator’s ability to meet its obligations to us.
In addition, we may, in some circumstances, be named as a defendant in litigation involving the services provided by our operators. Although we generally have no involvement in the services provided by our operators, and our standard lease agreements generally require (or will require) our operators to indemnify us and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover any such judgment.
Increased competition, as well as increased operating costs, could result in lower revenues for some of our operators and may affect their ability to meet their obligations to us.
The long-term healthcare industry is highly competitive, and we expect that it will become more competitive in the future. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Our operators compete on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas. We cannot be certain that the operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and, therefore, affect their ability to make their lease payments.
In addition, the market for qualified nurses, healthcare professionals and other key personnel is highly competitive, and our operators may experience difficulties in attracting and retaining qualified personnel. Increases in labor costs due to higher wages and greater benefits required to attract and retain qualified healthcare personnel incurred by our operators could affect their ability to meet their obligations to us. This situation could be particularly acute in certain states that have enacted legislation establishing minimum staffing requirements.
The geographic concentration of some of our facilities could leave us vulnerable to an economic downturn, regulatory changes in those areas.
Our properties are located in different states, with concentrations in Arkansas, Georgia, and Ohio. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
Item 1B.    Unresolved Staff Comments
Disclosure pursuant to Item 1B of Form 10-K is not required to be provided by smaller reporting companies.
Item 2.    Properties
Operating Facilities
As of December 31, 2014, we operated 32 facilities in six states with the operational capacity to serve approximately 3,605 residents. Of the facilities, we owned and operated 22 facilities, leased and operated six facilities, and managed four facilities.
The following table provides summary information regarding the number of operational beds at our facilities as of December 31 (excluding discontinued operations):

	December 31,
	2014	2013
Cumulative number of facilities	32	39
Cumulative number of operational beds	3,605	3,908

		Number of Facilities
State	Number of Operational Beds/Units	Owned	Leased	Managed for Third Parties	Total
Arkansas	1,041	10	—	—	10
Georgia	1,376	3	5	1	9
North Carolina	106	1	—	—	1
Ohio	705	4	1	3	8
Oklahoma	197	2	—	—	2
South Carolina	180	2	—	—	2
Total	3,605	22	6	4	32
Facility Type
Skilled Nursing	3,410	20	6	3	29
Assisted Living	112	2	—	—	2
Independent Living	83	—	—	1	1
Total	3,605	22	6	4	32

Leased and Subleased Facilities to Third-Party Operators
As of December 31, 2014, we have leased three owned and subleased five leased skilled nursing and rehabilitation facilities to local third-party operators in the states of Alabama and Georgia with the operational capacity of approximately 820 operational beds. These properties are leased and subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
The following table provides summary information regarding the number of operational beds at our facilities leased and subleased to third-parties as of December 31:

	December 31,
	2014	2013
Cumulative number of facilities leased and subleased to third-parties	8	3
Cumulative number of operational beds	820	252

		Number of Facilities Leased and Subleased to Third-Parties
State	Number of Operational Beds/Units	Owned	Leased	Total
Alabama	304	2	—	2
Georgia	516	1	5	6
Total	820	3	5	8
Corporate Office
Our corporate office is located in Roswell, Georgia. We own two office buildings in Roswell which contain approximately 13,700 square feet of office space. In addition, we have a lease and a sublease totaling approximately 5,300 square feet of office space in the Atlanta, Georgia area.

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
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and Boyd P. Gentry, AdCare’s former Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon (a director of the Company, owner of greater than 5% of the outstanding commons stock and a former Chief Acquisition Officer of the Company) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Facilities”) that are managed by an AdCare subsidiary. The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint sought damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.  On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regarding the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants. On February 10, 2015, Plaintiffs and the defendants participated in a voluntary mediation in an attempt to resolve the case. Although the case did not settle at the mediation, Plaintiffs and defendants continued to negotiate over the following weeks and executed a settlement agreement on March 30, 2015 (the " Clanton Settlement Agreement") to settle all claims for a lump sum payment of $2,000,000. Under the Clanton Settlement Agreement, the Company is to pay $600,000 to the Plaintiffs with the balance thereof to be paid by two of the Company's insurance carriers. The Company and the other defendants in the matter deny all of the Plaintiff's claims and any wrongdoing but agreed to settle the matter to avoid the continued expense and unpredictability of litigation.
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
On March 7, 2014 the Company responded to a letter received from the Ohio Attorney General ("OAG") dated February 25, 2014 demanding repayment of approximately $1.0 million as settlement for alleged improper Medicaid payments related to seven Ohio facilities affiliated with the Company. The OAG alleged that the Company had submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws. The Company intends to defend itself against the claims. The Company has not recorded a liability for this matter because the liability, if any, and outcome cannot be determined at this time.

On October 30, 2014, the Company and the prior owner of a certain 118-bed skilled nursing facility located in Oklahoma City, Oklahoma entered into a confidential settlement agreement that resolved pending claims between the parties, including breach of contract and tort claims that had been asserted by the Company and\or its affiliates. As a result of the settlement, the Company has not recorded a reserve against any receivable that it contended might be owed.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
Our common stock is listed for trading on the NYSE MKT under the symbol "ADK." The high and low sales prices of our common stock during the quarters listed below were as follows:

"ADK"		High	Low
2014	First Quarter	$4.67	$4.00
	Second Quarter	$4.70	$3.65
	Third Quarter	$5.05	$4.22
	Fourth Quarter	$4.77	$3.58

2013	First Quarter	$5.12	$3.66
	Second Quarter	$6.26	$3.85
	Third Quarter	$4.98	$3.82
	Fourth Quarter	$4.50	$3.62
 Based on information supplied from our transfer agent, there were approximately 2,053 shareholders of record of our common stock as of March 27, 2015.
We have never paid any cash dividends with respect to our common stock. Our ability to pay dividends will depend upon our future earnings and net worth. We are restricted by Georgia law from paying dividends on the common stock if we are not able to pay our debts as they become due in the normal course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the shareholders whose preferential rights are superior. In addition, no cash dividends may be declared or paid on our common stock unless full cumulative dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payments, for all past dividend periods.
Equity Compensation Plan Information
The following table sets forth additional information as of December 31, 2014, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	934,594	$4.91	471,526
Equity compensation plans not approved by security holders(2)	2,716,332	$3.45	—
Total	3,650,926	$3.82	471,526

(1)
Represents options issued pursuant to the: (i) AdCare Health Systems, Inc. 2011 Stock Incentive Plan and (ii) 2005 Stock Option Plan of AdCare Health Systems, Inc. which were all approved by our shareholders.

(2)	Represents warrants issued outside of our shareholder approved plans as described below:

•
On November 16, 2007, we issued to our Board of Directors, as partial consideration for serving on our Board, ten-year warrants to purchase 649,000 shares of our common stock at exercise prices ranging from $1.21 to $4.00. These warrants were subject to certain anti-dilution adjustments, and, therefore, were adjusted in October 2010, October 2011, and October 2012 for a 5% stock dividend in each year. During 2014, 4,630 warrants were exercised. As a result, the warrants now represent the right to purchase 746,670 shares at exercise prices ranging from $1.04 to $3.43 per share.

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

•
On December 19, 2011, we issued to David Rubenstein, as inducement to become our Chief Operating Officer, a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $4.13, and a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $4.97. These warrants were subject to certain anti-dilution adjustments, and, therefore, were adjusted in October 2012 for a 5% stock dividend. In accordance with Mr. Rubenstein's Separation Agreement, the unvested portion of his warrants was forfeited as of December 31, 2014 (see Part III, Item 11. "Executive Compensation - Employment Agreements - "David Rubenstein"). As a result, the warrants now represent the right to purchase 105,000 shares at an exercise price of $3.93 per share and 69,993 shares at an exercise price of $4.58 per share.

•
On March 30, 2012, we issued to Cantone Asset Management LLC, as partial consideration for providing certain financing to the Company, a three-year warrant to purchase 300,000 shares of our common stock at an exercise price of $4.00. This warrant is subject to certain anti‑dilution adjustments, and, therefore, was adjusted on October 22, 2012 for a 5% stock dividend. As a result, the warrant now represents the right to purchase 315,000 shares at an exercise price of $3.81 per share. This warrant was exercised in March 2015.

•
On April 1, 2012, we issued to Strome Alpha Offshore Ltd., as partial consideration for providing certain financing to the Company, a three-year warrant to purchase 312,500 shares of our common stock at an exercise price of $4.00. This warrant is subject to certain anti-dilution, adjustments, and, therefore, was adjusted on October 22, 2012 for a 5% stock dividend. On September 3, 2014, 200,000 of these shares were exercised. As a result, the warrant now represents the right to purchase 128,125 shares at an exercise price of $3.81 per share. This warrant was exercised in March 2015.

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

•
On May 15, 2013, we issued to Ronald W. Fleming, as an inducement to become our Chief Financial Officer, a ten-year warrant to purchase 70,000 shares of our common stock at an exercise price of $5.90, which vests as to one-third of the underlying shares on each of the successive three anniversaries of the issue date. On October 8, 2014, Mr. Fleming left the Company and forfeited the unvested portion of his warrant. As a result, the warrant now represents the right to purchase 23,333 shares at an exercise price of $5.90 per share.

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

•
On March 28, 2014, we issued to the placement agents in the Company’s offering of the 2014 Notes, as partial compensation for serving as placement agents in such offering, five-year warrants to purchase an aggregate of 48,889 shares of common stock at an exercise price of $4.50 per share.

•
On July 1, 2014, David Tenwick, Director, sold an aggregate total of 218,946 fully vested and unexercised warrants for a total sale price of $328,419 to Park City Capital Offshore Master, Ltd., an affiliate of Director Michael J. Fox.

•
On October 10, 2014, we issued to William McBride III, as an inducement to become our Chief Executive Officer, a ten-year warrant to purchase 300,000 shares of our common stock at an exercise price of $4.49, which vests as to one-third of the underlying shares on each of the successive three anniversaries of the issue date.

•
On December 23, 2014, we issued to Knaup Business Advisors, LLC, as partial consideration for providing certain professional services to the Company, a five-year warrant to purchase 224,758 shares of our common stock at an exercise price of $4.04.

Issuance of Unregistered Securities
See Part II, Item 9B. Other Information - "Issuance of Other Unregistered Securities” of this Annual Report for a description of unregistered securities issuances.

Item 6.    Selected Financial Data
Disclosure pursuant to Item 6 of Form 10-K is not required to be provided by smaller reporting companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We own, operate and manage for third-parties skilled nursing facilities and assisted living facilities in the states of Arkansas, Georgia, North Carolina, Ohio, Oklahoma, and South Carolina. As of December 31, 2014, we operate or manage 32 facilities, consisting of 29 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 3,600 beds. Our facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2014, of the total 32 facilities operated, we owned and operated 22 facilities, leased and operated six facilities, and managed four facilities for third-parties.
As of December 31, 2014, the Company also has leased three owned and subleased five leased skilled nursing and rehabilitation facilities to local third-party operators in the states of Alabama and Georgia. The patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified as discontinued operations.
On February 28, 2013, the Company completed the sale of the facility known as Lincoln Lodge Retirement Residence and used the proceeds to pay the principal balance of the mortgage note with respect to the facility of $1.9 million. The Company recognized a gain on the sale of approximately $0.1 million and cash proceeds, net of costs and debt payoff, of $0.6 million.
On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value. The Company used the proceeds to pay off the principal balance of the mortgage note with respect to the building of approximately $0.1 million.
On June 12, 2013, the Company entered into two sublease agreements to exit the operations of two skilled nursing facilities located in Tybee Island, Georgia effective June 30, 2013. On December 18, 2013, a sales listing agreement was executed for the 105-bed assisted living facility located in Hoover, Alabama, which is owned by a consolidated variable interest entity. The two skilled nursing facilities located in Tybee Island, Georgia and the assisted living facility located in Hoover, Alabama are reported as discontinued operations (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
On March 31, 2014, the Company entered into a representation agreement to sell a 102-bed skilled nursing facility located in Tulsa, Oklahoma, to exit the operations. On July 1, 2014, the Company entered into an agreement effective July 1, 2014 to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator. These two facilities are reported as discontinued operations (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
On July 23, 2014, we announced that the Board had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, the Company is in the process of transitioning to third-parties the operations of the Company’s currently owned and operated and leased and operated healthcare facilities, which are principally skilled nursing facilities. In furtherance of this strategic plan, the Company is now focused on the ownership, acquisition and leasing of healthcare related properties.
On September 22, 2014, as part of its ongoing strategic plan, the Company entered into two separate lease agreements to lease two of its skilled nursing and rehabilitation facilities in Alabama to a local nursing home operator that commenced on December 1, 2014. These two facilities are reported as discontinued operations (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
On September 30, 2014, the lease agreement to operate a 90-bed skilled nursing facility located in Cassville, Missouri expired. The Company elected not to renew the lease agreement consistent with its strategic plan to transition to a healthcare property holding and leasing company. This facility is reported as discontinued operations (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
On October 22, 2014, the Company entered into separate sublease agreements that commenced on November 1, 2014 to sublease a 130-bed skilled nursing facility located in Dublin, Georgia and an 86-bed skilled nursing facility located in Lumber City, Georgia to a local nursing home operator. These two facilities are reported as discontinued operations (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").

On October 29, 2014 , the Company entered into separate agreements with third-party operators to: (i) lease one of our facilities; (ii) sublease three of our facilities; and (iii) sub-sublease one of our facilities. All of the facilities are located in Ohio and the leases and subleases will commence on the first day of the month after lessees' receipt of: (a) all licenses and other approvals from the State of Ohio to operate the facility; and (b) approval of the lease by HUD.
The Company entered into additional leasing agreements subsequent to December 31, 2014. See Note 20 - Subsequent Events to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" for details of the agreements.
Liquidity
We have access to various cash resources to offset our significant cash needs.
Sources of Liquidity

At December 31, 2014, we had $10.7 million in cash and cash equivalents as well as restricted cash and investments of $8.8 million. During 2015, we anticipate both access to and receipt of several sources of liquidity. At December 31, 2014, we have one facility and one office building held for sale, and one variable interest entity held for sale that we anticipate selling during 2015. We expect that the cash proceeds and the release of restricted cash will approximate the related obligations.

In January 2015, we entered into exclusive listing agreements on the two office buildings located in Roswell, Georgia that we also anticipate selling during 2015. We expect that the cash proceeds will exceed obligations by approximately $0.6 million.

We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. During 2015, we anticipate net proceeds for working capital of approximately $3.0 million on refinancing of existing debt, primarily in the second and third quarters of 2015.

In July 2014, we announced that the Board of Directors had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, the Company will transition to third-parties the operations of the Company’s currently owned and operated healthcare facilities, which are principally skilled nursing facilities. The Company is focused on the ownership, acquisition and leasing of healthcare related properties. We estimate cash flow from operations and other working capital changes of approximately $7.8 million for the year ending December 31, 2015.

We maintain certain revolving lines of credit for which we have limited remaining capacity and all of which are due in 2015. Given our transition out of healthcare operations, we do not anticipate any additional draws on these facilities.

Other liquidity sources include but to a lesser extent, the proceeds from the exercise of options and warrants.

Cash Requirements

At December 31, 2014, we had $151.4 million in indebtedness of which the current portion is $33.3 million. This current portion is comprised of the following components: i) convertible debt of approximately $14.0 million, ii) debt of held for sale entities of approximately $11.2 million, primarily senior debt - bond and mortgage indebtedness, and iii) remaining debt of approximately $8.1 million which includes revolver debt, senior debt - bonds, and senior debt - mortgage indebtedness. For a complete debt listing and facility detail, see Note 9, Notes Payable and Other Debt, to the Company’s consolidated financial statements in Part II, Item 8 of this Annual Report.

The convertible debt includes two subordinated convertible debt issuances. One was issued in 2012 (the “2012 Notes”) and has an outstanding principal amount of $7.5 million at December 31, 2014 with maturity on July 31, 2015. At any time on or after the six-month anniversary of the date of issuance of the 2012 Notes, the notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The other was issued in 2014 (the “2014 Notes”) and has an outstanding principal amount of $6.5 million at December 31, 2014 with maturity on April 30, 2015. At any time on or after the date of issuance of the 2014 Notes, the notes are convertible at the option of the holder into shares of the common stock at an initial conversion price equal to $4.50 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events. While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes may elect to convert their subordinated convertible notes into shares of common stock provided the common stock continues to trade above the applicable conversion price for such notes.

On March 31, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company accepted subscriptions for an aggregate of $8.5 million in principal amount of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017 ("2015 Notes"). In connection therewith, the Company issued approximately $1.7 million in principal amount of 2015 Notes on March 31, 2015, and will issue 2015 Notes for the remaining principal amount of the accepted subscriptions on or before April 30, 2015, upon receipt of payment thereof.

The current debt maturing in 2015 for all other debt approximates $8.1 million . As indicated previously, we routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We anticipate net principal disbursements of approximately $5.1 million which reflect the offset of anticipated proceeds on refinancing of approximately $3.0 million.

We anticipate our operating cash requirements as being substantially less than in 2014 due to the transition to a healthcare property holding and leasing company. Based on the described sources of liquidity and related cash requirements, we expect sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at December 31, 2014 we have approximately $74.4 million of debt maturities due between 2015 and 2017, excluding convertible promissory notes which are convertible into shares of the Company's common stock. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2015 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy our capital needs, we seek to: (i) improve our operating results through a series of leasing and subleasing transactions with favorable terms and consistent and predictable cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt, the convertible promissory notes due July 31, 2015 are not converted into shares of the Company's common stock and are required to be repaid by us in cash, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets.

Acquisitions
The Company had no acquisitions during the years ended December 31, 2014 or 2013.
Divestitures
On December 1, 2012, the Company entered into a sublease arrangement to exit the operations of a skilled nursing facility located in Jeffersonville, Georgia.
On June 12, 2013, the Company entered into two sublease agreements to exit the operations of two skilled nursing facilities located in Tybee Island, Georgia effective June 30, 2013.
On December 18, 2013, our consolidated variable interest entity entered into a sales listing agreement to sell a 105-bed assisted living facility owned by it located in Hoover, Alabama.
On March 31, 2014, the Company entered into a representation agreement to sell a 102-bed skilled nursing facility located in Tulsa, Oklahoma, to exit the operations.
On July 1, 2014, the Company entered into an agreement, effective July 1, 2014, to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator.

On September 22, 2014, two wholly-owned subsidiaries of the Company entered into separate lease agreements to lease a 182-bed skilled nursing facility located in Attalla, Alabama and a 124-bed skilled nursing facility located in Glencoe, Alabama to a local nursing home operator. These leases commenced on December 1, 2014.
On September 30, 2014, the lease agreement to operate a 90-bed skilled nursing facility located in Cassville, Missouri expired. The Company elected not to renew the lease agreement consistent with its strategic plan to transition to a healthcare property holding and leasing company.
On October 22, 2014, two wholly-owned subsidiaries of the Company entered into separate sublease agreements that commenced on November 1, 2014, to sublease a 130-bed skilled nursing facility located in Dublin, Georgia and an 86-bed skilled nursing facility located in Lumber City, Georgia to a local nursing home operator.
The results of operations and cash flows for the Jeffersonville, Georgia skilled nursing facility, the two skilled nursing facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, the skilled nursing facility in Tulsa, Oklahoma, the skilled nursing facility in Thomasville, Georgia, the two skilled nursing facilities in Attalla, Alabama and Glencoe, Alabama, the skilled nursing facility in Cassville, Missouri, and the two skilled nursing facilities in Dublin, Georgia and Lumber City, Georgia are reported as discontinued operations in the years ended December 31, 2014 and 2013.
The following table summarizes the activity of discontinued operations for the years ended December 31, 2014 and 2013:

(Amounts in 000’s)	December 31, 2014	December 31, 2013
Total revenues from discontinued operations	$32,282	$43,532
Net loss from discontinued operations	$(1,510)	$(1,255)
Interest expense, net from discontinued operations	$(1,049)	$(1,128)
Income tax benefit (expense) from discontinued operations	$253	$(33)
Loss on impairment from discontinued operations	$(1,782)	$(1,972)
Loss on disposal of assets from discontinued operations	$—	$(467)
Segments
Beginning in the fourth quarter of 2012, we only evaluate operating performance for our 29 skilled nursing facilities, our remaining two assisted living facilities and one independent living facility on a combined basis. Accordingly, management discussion and analysis on a segment basis is not included herein.
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
The tables below reflect our patient care revenue key performance indicators for our skilled nursing facilities ("SNF"), excluding discontinued operations, for the years ended December 31, 2014 and 2013 . Excluding discontinued operations, our assisted living facilities represent approximately 1.5% of our total consolidated revenues for the years ended December 31, 2014 and 2013.
SNF Average Occupancy

	Year Ended December 31,
	2014	2013
SNF Average Occupancy	79.9%	78.2%

SNF Patient Mix

	All Facilities
	2014	2013
Medicare	16.1%	15.3%
Medicaid	70.0%	71.0%
Other	13.9%	13.7%
Total	100.0%	100.0%
Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our SNFs under a prospective payment system (“PPS”) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (“RUG”) category that is based upon each patient’s acuity level. In October 2010, the number of RUG categories was expanded from 53 to 66 as part of the implementation of the RUGs IV system and the introduction of a revised and substantially expanded patient assessment tool called the Minimum Data Set, version 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced and/or our costs to provide those services could increase, with a corresponding adverse impact on our financial condition or results of operations.
 On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2% for fiscal year 2015, relative to payments in 2014. The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA).
On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimated that aggregate payments to skilled nursing facilities would increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase is attributable to a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% multi-factor productivity adjustment (MFP) as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. In its 2014 report to Congress, the Medicare Payment Advisory Commission recommended eliminating the market basket update and reducing payments through the SNF prospective payments system.
On July 27, 2012, CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflected a 2.5% market basket increase, reduced by a 0.7% MFP adjustment mandated by the PPACA. This increase was offset by the 2% sequestration reduction, which became effective April 1, 2013.
On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which averted a 24% cut in Medicare payments to physicians and other Part B providers until March 31, 2015. In addition, this law maintains the 0.5% update for such services through December 31, 2014 and provides a 0.0% update to the 2015 Medicare Physician Fee Schedule (MPFS) through March 31, 2015. Among other things, this law provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmission from skilled nursing facilities. Beginning October 1, 2018, HHS will withhold 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.
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

 On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012 into law. This statute creates a Commission of Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of recommendations from this commission may have an impact on coverage and payment for our services.
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
Average occupancy and reimbursement rates at the Company’s skilled nursing facilities for the years ended December 31, 2014 and 2013 were as follows:

SNF Analysis by State For the Year Ended December 31, 2014:

State	Operational Beds at Period End(1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC)(2)	2014 Total Revenues	Medicare (Skilled) $PPD	Medicaid $PPD(3)
Arkansas	1,009	1,009	67.9%	18.2%	$57,246	$477.42	$164.35
Georgia	1,115	1,115	90.7%	14.8%	$79,586	$456.85	$161.38
North Carolina	106	106	68.3%	18.4%	$6,218	$453.29	$162.46
Ohio	293	293	84.3%	14.5%	$20,617	$440.52	$164.57
Oklahoma	197	197	73.5%	18.8%	$11,252	$457.56	$144.68
South Carolina	180	180	87.9%	13.7%	$12,139	$437.17	$164.06
Total	2,900	2,900	79.9%	16.1%	$187,058	$460.93	$161.88

(1) Excludes managed beds which are not consolidated
(2) ADC is the Average Daily Census
(3) PPD is the Per Patient Day equivalent

SNF Analysis by State For the Year Ended December 31, 2013:

State	Operational Beds at Period End(1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC)(2)	2013 Total Revenues	Medicare (Skilled) $PPD	Medicaid $PPD(3)
Arkansas	1,009	1,009	62.3%	16.6%	$51,447	$446.41	$168.33
Georgia	1,115	1,115	92.4%	15.1%	$80,818	$461.45	$158.77
North Carolina	106	106	72.5%	16.0%	$6,368	$455.11	$163.83
Ohio	293	293	83.1%	14.3%	$20,219	$430.79	$167.24
Oklahoma	197	197	72.0%	14.1%	$10,084	$433.98	$142.60
South Carolina	180	180	82.4%	14.4%	$11,010	$410.31	$158.85
Total	2,900	2,900	78.2%	15.3%	$179,946	$448.93	$161.45

(1) Excludes managed beds which are not consolidated
(2) ADC is the Average Daily Census
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
We have evaluated and concluded that as of December 31, 2014, we have one relationship with a variable interest entity in which we have determined that we are the primary beneficiary required to consolidate the entity (see Note 15 - Variable Interest Entity to our consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data").

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

Revenue from the Medicaid and Medicare programs accounted for 84% of our revenue for each of the years ended December 31, 2014 and 2013. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company's revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. We recorded retroactive adjustments to revenue which were not material to our consolidated revenue for the years ended December 31, 2014 and 2013.
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
Asset Impairment
The Company reviews the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has identified asset impairment during the years ended December 31, 2014 and 2013.
The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a facility below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. For the year ended December 31, 2013, the Company recognized a goodwill impairment charge of approximately $0.8 million on a facility located in Tulsa, Oklahoma acquired in 2012 which is reflected in loss from discontinued operations. The impairment charge was a result of the required goodwill impairment test that requires the goodwill to be written down to the estimate of the implied fair value (see Note 6 - Intangible Assets and Goodwill to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.").
The Company's asset impairment analysis is consistent with the fair value measurements described in ASC Topic 820, Fair Value Measurements and Disclosures. For the year ended December 31, 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia and an impairment charge of $0.7 million to write down the carrying value of certain lease rights, equipment, and leasehold improvement values related to two facilities located in Tybee Island, Georgia. During the year ended December 31, 2014, the Company recorded an impairment of $1.8 million related to an adjustment to the fair value less the cost to sell the 102-bed nursing facility located in Tulsa, Oklahoma (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data"). The impairment charge represents a change in fair value from the carrying value.
Self-Insurance Accruals

Effective October 1, 2012, the Company is self-insured for employee medical claims (in all states except for Oklahoma, where the Company participates in the Oklahoma state subsidy program) and has a large deductible workers' compensation plan (in all states except for Ohio, where workers' compensation is covered under a premium-only policy provided by the Ohio Bureau of Worker's Compensation, a state funded program required by Ohio's monopolistic workers' compensation system). Determining reserves for healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.
Business Combinations
The Company follows FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("ASC 805"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company incurred acquisition costs of approximately $0.6 million during the year ended December 31, 2013 and no acquisition costs during the year ended December 31, 2014 as discussed in Note 10 - Acquisitions of the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data." ASC 805 requires that we make certain valuations to determine the fair value of assets acquired and the liabilities assumed. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.
Stock-Based Compensation
The Company follows the provisions of ASC Topic 718, “Compensation - Stock Compensation” ("ASC 718"), previously referred to as Statement of Financial Accounting Standards No. 123R - Share-based Payments which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values.  The Black-Scholes-Merton option-pricing model, consistent with the provisions of ASC 718, was used to determine the fair value of each option granted.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years.  Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.
Income Taxes
As required by ASC Topic 740, Income Taxes ("ASC 740"), the Company establishes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. We generally expect to fully utilize our deferred tax assets; however, when necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2014, the Company has a valuation allowance of approximately $16.7 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant ASC 740 guidance when accounting for uncertainty in income taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.
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

In October 2014, the Georgia Department of Revenue ("GDOR") initiated an examination of the Company's Georgia income tax returns and net worth returns for the 2010, 2011, 2012, and 2013 tax years. To date, the GDOR has not proposed any adjustments.
The Company is not currently under examination by any other major income tax jurisdiction.
Recently Issued Accounting Pronouncements
The information required by this Item is provided in Note 1 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data."
Results of Operations
Year Ended December 31, 2014 and 2013
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

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2014	2013	Amount	Percent
Revenues:
Patient care revenues	$189,989	$182,777	$7,212	4%
Management revenues	1,493	2,097	(604)	(29)%
Rental revenues	1,832	876	956	109%
Total revenues	193,314	185,750	7,564	4%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	159.434	152.577	6.857	4%
General and administrative expenses	15,541	19,032	(3,491)	(18)%
Audit committee investigation expense	—	2,386	(2,386)	(100)%
Facility rent expense	7,080	6,314	766	12%
Depreciation and amortization	7,300	6,918	382	6%
Salary retirement and continuation costs	2,636	154	2,482	1,612%
Total expenses	191,991	187,381	4,610	2%
Income (loss) from Operations	1,323	(1,631)	2,954	181%
Other Income (Expense):
Interest expense, net	(10,780)	(12,351)	(1,571)	(13)%
Acquisition costs, net of gains	(8)	(565)	(557)	(99)%
Derivative gain	—	3,006	(3,006)	(100)%
Loss on extinguishment of debt	(1,803)	(109)	1,694	1,554%
Loss on legal settlement	(600)	—	600	—%
Loss on disposal of assets	(7)	(10)	(3)	(30)%
Other expense	(888)	(306)	582	190%
Total other expense, net	(14,086)	(10,335)	3,751	36%
Loss from Continuing Operations Before Income Taxes:	(12,763)	(11,966)	797	7%
Income Tax Expense:	(132)	(142)	10	7%
Loss from Continuing Operations:	$(12,895)	$(12,108)	$787	6%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013:

Dollars in (000's), except for rate per patient day	2014	2013	Change	% Change
Total Facility Results:
Patient care revenues	$189,989	$182,777	$7,212	3.9%
Cost of services	$159,434	$152,577	$6,857	4.5%
Number of facilities at period end (1)	28	35	(7)	(20.0)%
Actual patient days	883,932	863,562	20,370	2.4%
Occupancy percentage — Operational beds	80.4%	78.5%	1.9%	2.4%
Skilled patient mix	16.1%	15.3%	0.8%	5.2%
Average Medicare reimbursement rate per patient day	$460.93	$448.93	$12.00	2.7%
Medicaid patient mix	70.0%	71.0%	(1.0)%	(1.4)%
Average Medicaid reimbursement rate per patient day	$161.88	$161.45	$0.43	0.3%
(1) Includes assisted living and skilled nursing facilities; excludes managed facilities.

Patient Care Revenues—Total patient care revenues increased by $7.2 million, or 4%, to $190.0 million for the year ended December 31, 2014, compared with $182.8 million for the year ended December 31, 2013. The $7.2 million increase is primarily due to an increase in skilled patient mix percentage from 15.3% to 16.1%, increases in average Medicare reimbursement rate per patient day from $448.93 to $460.93, or 2.7%, an increase in facility occupancy rate from 78.5% to 80.4%, and increases in average Medicaid reimbursement rates per patient day from $161.45 to $161.88, or 0.3%, compared to 2013.
Rental Revenues—Total rental revenue increased by $1.0 million , or 109% , to $1.8 million for the year ended December 31, 2014, compared with $0.9 million for the year ended December 31, 2013. The $1.0 million increase is primarily due to leasing three owned skilled nursing facilities and subleasing five leased skilled nursing facilities during 2014 compared with only subleased three skilled nursing facilities during 2013.
Management Revenues—Management revenues (net of eliminations) decreased by $0.6 million, or 29%. The decrease is primarily due to the discontinuance of a management agreement effective as of March 1, 2014 (see Note 19 - Related Party Transactions to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
Cost of Services (exclusive of facility rent and depreciation and amortization shown separately)—Cost of services increased by $0.0 million, or 4%, in 2014 as compared with 2013.  The increase in cost of services is primarily due to: (i) an increase of approximately $2.0 million in pharmacy and therapy expenses and an increase of approximately $0.7 million in nursing expenses due to increased occupancy and skilled patient mix; (ii) an increase of approximately $1.3 million in dietary, housekeeping and plant operations expenses; (iii) an increase of approximately $1.3 million in employee benefits; (iv) an increase of approximately $1.1 million in property, general liability and other insurance expenses; and (v) an increase of approximately $0.5 million in regulatory and other expenses. Cost of services as a percentage of patient care revenue were 0.1% at both December 31, 2014 and December 31, 2013.
General and Administrative—General and administrative costs decreased by $3.5 million to $15.5 million in 2014 from $19.0 million in 2013. The decrease is primarily due to the following: (i) a decrease in salaries, wages and employee benefits expenses of approximately $1.8 million due to the Company’s transition from an operator of skilled nursing and assisted living facilities to a healthcare property holding and leasing company; (ii) a decrease of approximately $0.6 million in accounting and auditing expenses; (iii) a decrease of approximately $0.4 million in board of director fees; (iv) a decrease of approximately $0.3 million in travel expenses; (v) a decrease of approximately $0.3 million in recruiting costs; and (vi) a decrease of approximately $0.1 million in contract services expense. As a percentage of total revenue, general and administrative costs declined to 8.0% in 2014 compared with 10.2% in 2013, reflecting continued strategies to reduce general and administrative costs and the Transition to a healthcare property holding and leasing company.
Audit Committee Investigation Expense—As previously disclosed, the Audit Committee of the Board of Directors (the "Audit Committee"), in consultation with management, concluded in March 2013 that: (i) the Company’s previously issued financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the “Relevant Financial Statements”) should no longer be relied upon due to errors in the Relevant Financial Statements identified in connection with the audit of the Company’s financial statements for the year ended December 31, 2012; and (ii) the Company would restate the Relevant Financial Statements. The Audit Committee initiated a further review of, and inquiry with respect to, the accounting and financial issues related to these and other potential errors and engaged counsel to assist the Audit Committee with such matters.  The Audit Committee completed its inquiry in April 2013 and, in connection therewith, assisted in the correction of certain errors relating to accounting and financial matters and identified certain material weaknesses in the Company’s internal control over financial reporting, including weakness in the Company’s ability to appropriately account for complex or non-routine transactions and in the quality and sufficiency of the Company’s finance and accounting resources. On July 8, 2013, the Company restated the Relevant Financial Statements by filing with the SEC amendments to its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.
In connection with the restatement process and the Audit Committee’s review and inquiry during 2013, the Company incurred significant professional services costs and other expenses which have been recognized as a special charge totaling approximately $2.4 million for the year ending December 31, 2013. The Company did not incur any additional expenses during 2014 relating to the audit committee investigation.
Facility Rent Expense—Facility rent expense was approximately $7.1 million for 2014 compared with $6.3 million in 2013. The increase is due to the Company’s transition from an operator of skilled nursing and assisted living facilities to a healthcare property holding and leasing company. The Company had three subleased facilities during 2013 that were included in discontinued operations.
Depreciation and Amortization—Depreciation and amortization increased by $0.4 million in 2014 compared with 2013. The increase is primarily due to the finalization of planned renovations at several skilled nursing facilities and the addition of fixed assets during 2014.
Salary Retirement and Continuation Costs—Salary Retirement and Continuation Costs increased by $2.5 million to $2.6 million for the year ended December 31, 2014, compared with $0.1 million for the same period in 2013. The Company incurred certain retirement and salary continuation costs related to the Transition of approximately $0.9 million, certain retirement and salary continuation costs related to a separation agreement with a former officer of the Company of approximately $0.9 million, salary continuation costs related to a separation agreement with an officer of the Company of approximately $0.4 million, and approximately $0.4 million related to the amendment to the consulting agreement with the Company's prior Vice Chairman during 2014.
Interest Expense, net—Interest expense, net decreased $1.6 million, or 13% , to $10.8 million for the year ended 2014 compared with $12.4 million for the same period in 2013. The decrease is primarily due to the following: (i) a decrease of approximately $0.9 million relating to the holders of the Company's subordinated convertible promissory notes due August 2014 converting approximately $4.8 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock; (ii) a decrease of approximately $0.4 million due to the Company's payment of the remaining outstanding principal amount of $4.0 million under the Company's subordinated convertible promissory notes due March 2014; (iii) a decrease of approximately $0.2 million relating to the repayment of the outstanding bonds on March 3, 2014 at par plus accrued interest in the amount of $3.1 million from funds that were previously deposited into a restricted defeased bonds escrow account; and (iv) a decrease of approximately $0.1 million relating to interest savings from the 2014 refinancings of certain senior debt guaranteed by HUD.
Acquisition Costs, Net of Gains—The Company incurred minimal expense for acquisition costs during 2014 compared with $0.6 million for 2013. The decrease is a result of limited acquisition activity and the Company's transition to a healthcare property holding and leasing company.
Derivative Gain—There was no derivative gain during 2014 compared to the gain of $3.0 million in 2013. The derivative is a product of a convertible debt instrument entered into during the third quarter of 2010. The expense associated with the derivative is subject to volatility based on a number of factors, including increases or decreases in our stock price. Increases in our stock price generally result in increases in expense. Conversely, a decrease in our stock price generally results in the recognition of a gain in our statements of operations. The expense or gain recognized in a period is based on the fair value of the derivative instrument at the end of the year in comparison to the beginning of the year. The Company amended the debt instruments in October 2013 to eliminate the derivative feature, among other items. Consequently, the fair value of the derivative instrument was eliminated as of October 2013.
Loss on Debt Extinguishment—Loss on extinguishment of debt increased by $1.7 million to $1.8 million for the year ended December 31, 2014, compared with the loss of $0.1 million for the same period in 2013. The $1.8 million loss is due to the difference between the conversion price and the market price on the date the subordinated convertible promissory notes were converted into shares of common stock during 2014.

Loss on Legal Settlement—For the year ended December 31, 2014, loss on legal settlement was $0.6 million compared with no expense for the same period in 2013. This $0.6 million loss is due to the settlement of the claims filed in the District Court of Oklahoma County, State of Oklahoma on June 24, 2013. On March 30, 2015, a settlement agreement was executed to settle all claims for a lump sum payment of $2.0 million. Under the settlement agreement, the Company is to pay $0.6 million to the Plaintiffs with the balance thereof to be paid by two of the Company's insurance carriers. The Company and the other defendants in the matter deny all of the Plaintiff's claims and any wrongdoing but agreed to settle the matter to avoid the continued expense and unpredictability of litigation (for further information, see Part I, Item 3., "Legal Proceedings").
Other Expense—For the year ended December 31, 2014, other expense was $0.9 million compared with $0.3 million for the same period in 2013. In 2014, the Company incurred approximately $0.3 million of costs associated with the transition to a healthcare property and holding company and approximately $0.3 million of legal fees associated with on-going litigation matters.
Income Tax Expense—The Company recognized an income tax expense of approximately $0.1 million for both years ended December 31, 2014 and December 31, 2013.
Liquidity and Capital Resources
We have access to various cash resources to offset our significant cash needs.

Sources of Liquidity

At December 31, 2014, we had $10.7 million in cash and cash equivalents as well as restricted cash and investments of $8.8 million. During 2015, we anticipate both access to and receipt of several sources of liquidity. At December 31, 2014, we have one facility and one office building held for sale, and one variable interest entity held for sale that we anticipate selling during 2015. We expect that the cash proceeds and the release of restricted cash will approximate the related obligations.

In January 2015, we entered into exclusive listing agreements on the two office buildings located in Roswell, Georgia that we also anticipate selling during 2015. We expect that the cash proceeds will exceed obligations by approximately $0.6 million.

We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. During 2015, we anticipate net proceeds for working capital of approximately $3.0 million on refinancing of existing debt, primarily in the second and third quarters of 2015.

In July 2014, we announced that the Board of Directors had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, the Company will transition to third-parties the operations of the Company’s currently owned and operated healthcare facilities, which are principally skilled nursing facilities. The Company is focused on the ownership, acquisition and leasing of healthcare related properties. We estimate cash flow from operations and other working capital changes of approximately $7.8 million for the year ending December 31, 2015.

We maintain certain revolving lines of credit for which we have limited remaining capacity and all of which are due in 2015. Given our transition out of healthcare operations, we do not anticipate any additional draws on these facilities.

Other liquidity sources include but to a lesser extent, the proceeds from the exercise of options and warrants.

Cash Requirements

At December 31, 2014, we had $151.4 million in indebtedness of which the current portion is $33.3 million. This current portion is comprised of the following components: i) convertible debt of approximately $14.0 million, ii) debt of held for sale entities of approximately $11.2 million, primarily senior debt - bond and mortgage indebtedness, and iii) remaining debt of approximately $8.1 million which includes revolver debt, senior debt - bonds, and senior debt - mortgage indebtedness. For a complete debt listing and facility detail, see Note 9, Notes Payable and Other Debt, to the Company’s consolidated financial statements in Part II, Item 8 of this Annual Report.

The convertible debt includes two subordinated convertible debt issuances. One was issued in 2012 (the “2012 Notes”) and has an outstanding principal amount of $7.5 million at December 31, 2014 with maturity on July 31, 2015. At any time on or after the six-month anniversary of the date of issuance of the 2012 Notes, the notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The other was issued in 2014 (the “2014 Notes”) and has an outstanding principal amount of $6.5 million at December 31, 2014 with maturity on April 30, 2015. At any time on or after the date of issuance of the 2014 Notes, the notes are convertible at the option of the holder into shares of the common stock at an initial conversion price equal to $4.50 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events. While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes may elect to convert their subordinated convertible notes into shares of common stock provided the common stock continues to trade above the applicable conversion price for such notes.

On March 31, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company accepted subscriptions for an aggregate of $8.5 million in principal amount of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017 ("2015 Notes"). In connection therewith, the Company issued approximately $1.7 million in principal amount of 2015 Notes on March 31, 2015, and will issue 2015 Notes for the remaining principal amount of the accepted subscriptions on or before April 30, 2015, upon receipt of payment thereof.

The current debt maturing in 2015 for all other debt approximates $8.1 million. As indicated previously, we routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We anticipate net principal disbursements of approximately $5.1 million which reflect the offset of anticipated proceeds on refinancing of approximately $3.0 million.

We anticipate our operating cash requirements as being substantially less than in 2014 due to the transition to a healthcare property holding and leasing company. Based on the described sources of liquidity and related cash requirements, we expect sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at December 31, 2014 we have approximately $74.4 million of debt maturities due between 2015 and 2017, excluding convertible promissory notes which are convertible into shares of the Company's common stock. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2015 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy our capital needs, we seek to: (i) improve our operating results through a series of leasing and subleasing transactions with favorable terms and consistent and predictable cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt, the convertible promissory notes due July 31, 2015 are not converted into shares of the Company's common stock and are required to be repaid by us in cash, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets.
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000's)	2014	2013
Net cash (used in) provided by operating activities—continuing operations	$(6,383)	$825
Net cash provided by operating activities—discontinued operations	1,091	4,238
Net cash provided by (used in) investing activities—continuing operations	2,246	(7,391)
Net cash (used in) provided by investing activities—discontinued operations	(3,001)	4,268
Net cash (used in) provided by financing activities—continuing operations	(2,551)	7,181
Net cash used in financing activities—discontinued operations	(41)	(5,684)
Net Change in Cash	(8,639)	3,437
Cash, Beginning	19,374	15,937
Cash, Ending	$10,735	$19,374
Year Ended December 31, 2014
Net cash used in operating activities—continuing operations for the year ended December 31, 2014, was approximately $6.4 million consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative gain, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash provided by operating activities—discontinued operations was approximately $1.1 million.
Net cash provided by investing activities—continuing operations for the year ended December 31, 2014, was approximately $2.2 million. This is primarily the result of a decrease in restricted cash deposits while offset by capital expenditures throughout the facilities. Net cash used in investing activities—discontinued operations was approximately $3.0 million related to restricted cash changes and capital expenditures.
Net cash used in financing activities—continuing operations was approximately $2.6 million for the year ended December 31, 2014. This is primarily the result of cash proceeds received from additional debt borrowings, partially offset by repayments of existing debt obligations and payments of preferred stock dividends. Net cash used in financing activities—discontinued operations was approximately $0.04 million consisting of repayments of existing debt obligations.
Year Ended December 31, 2013
Net cash provided by operating activities—continuing operations for the year ended December 31, 2013, was $0.8 million consisting primarily of our loss from continuing operations less changes in working capital, and noncash charges (primarily depreciation and amortization, the derivative loss, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash provided by operating activities—discontinued operations was approximately $4.2 million consisting primarily of our loss from discontinued operations less changes in working capital, and noncash charges (primarily depreciation and amortization, loss on goodwill impairment, loss on disposal of assets, and bad debt expense) all primarily the result of routine operating activity.
Net cash used in investing activities—continuing operations for the year ended December 31, 2013, was approximately $7.4 million. This is primarily the result of additional restricted cash deposits and capital expenditures throughout the facilities offset by proceeds received from notes receivable. Net cash provided by investing activities—discontinued operations was approximately $4.3 million for the year ended December 31, 2013 related to proceeds from the sale of four of the six Ohio assisted living facilities.
Net cash provided by financing activities—continuing operations was approximately $7.2 million for the year ended December 31, 2013. This is primarily the result of cash proceeds received from preferred stock issuances, proceeds received from additional debt borrowings, partially offset by repayments of existing debt obligations and payments of preferred stock dividends. Net cash used in financing activities—discontinued operations was approximately $5.7 million consisting of repayments of existing debt obligations.
Notes Payable and Other Debt
Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2014	2013
Revolving credit facilities and lines of credit (a)	$6,832	$8,503
Senior debt—guaranteed by HUD	26,022	4,063
Senior debt—guaranteed by USDA	27,128	27,763
Senior debt—guaranteed by SBA	3,703	5,954
Senior debt - bonds, net of discount (b)	12,967	16,102
Senior debt - other mortgage indebtedness (c)	60,277	78,408
Other debt	430	625
Convertible debt issued in 2010, net of discount	—	6,930
Convertible debt issued in 2011	—	4,459
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	6,500	—
Total	151,359	160,307
Less current portion	22,113	26,154
Less: portion included in liabilities of disposal group held for sale (a),(c)	5,197	—
Less: portion included in liabilities of variable interest entity held for sale (b)	5,956	6,034
Notes payable and other debt, net of current portion	$118,093	$128,119

(a)  The revolving credit facilities and lines of credit includes $0.2 million related to the outstanding loan entered into in conjunction with the acquisition of the Companions skilled nursing facility in August 2012.

(b) The senior debt - bonds, net of discount includes $6.0 million related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC, revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama which AdCare has guaranteed the obligation under the bonds.

(c)  The senior debt - other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.

Scheduled Maturities
The schedule below summarizes the scheduled maturities as of December 31, 2014 for each of the next five years and thereafter. The 2015 maturities include $0.2 million and $5.0 million, respectively, related to the Companions Specialized Care Center ("Companions") outstanding loans classified as liabilities of disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at December 31, 2014 (see Note 19 - Related Party Transactions to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").

Amounts in (000's)
2015	$33,440
2016	49,970
2017	4,966
2018	1,869
2019	1,966
Thereafter	59,541
Subtotal	151,752
Less: unamortized discounts ($174 classified as current)	(393)
Total notes and other debt	$151,359

Debt Covenant Compliance
As of December 31, 2014, the Company (including its consolidated variable interest entity) has approximately forty credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e. facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2014, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The table below indicates which of the Company's credit-related instruments are out of compliance as of December 31, 2014:

Credit Facility	Balance at December 31, 2014 (000's)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Gemino Lines of Credit	$2,575	Consolidated	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.10	0.82	*	1.10
PrivateBank - Line of Credit	$3,002	Subsidiary	Coverage of Rent and Debt Service	Quarterly	1.25	0.98	*	1.25
		Consolidated	Maximum Leverage to EBITDA	Annual	11.00	11.03	*	11.00
PrivateBank - Line of Credit - HUD	$1,059	Consolidated	Maximum Leverage to EBITDA	Annual	11.00	11.03	*	11.00
Contemporary Healthcare Capital - Term Note and Line of Credit - CSCC Nursing, LLC	$197	Subsidiary	Minimum Implied Current Ratio	Quarterly	1.00	0.94	*	1.00
		Subsidiary	DSCR	Quarterly	1.15	0.04	*	1.15
	$5,000	Subsidiary	Minimum Occupancy	Quarterly	70%	67%	*	70%
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$11,007	Subsidiary	Minimum EBITDAR	Quarterly	$450	$136	*	$450
		Subsidiary	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	0.84	*	1.05
PrivateBank - Mortgage Note - Little Rock HC&R Nursing, LLC	$11,627	Subsidiary	Minimum EBITDAR	Quarterly	$358	$348	*	$358
		Subsidiary	Borrowers Coverage of Debt Service	Annual	1.10	1.09	*	1.10
		Consolidated	Maximum Leverage to EBITDA	Annual	11.00	11.03	*	11.00
Medical Clinic Board of the City of Hoover - Bonds - Riverchase Village ADK, LLC	$6,130	Subsidiary	Borrowers Coverage of Debt Service	Annual	1.20	(0.50)	*	1.20
		Subsidiary	Days Cash on Hand	Annual	15	0	*	15
		Subsidiary	Maximum Days Outstanding on Trade Payables	Annual	10%	69%	*	10%
City of Springfield - Bonds - Eaglewood Village, LLC	$7,230	Subsidiary	Borrowers Coverage of Debt Service	Annual	1.10	0.74	*	1.10
*    Waiver or amendment for violation of covenant obtained.

Revolving Credit Facilities and Lines of Credit
Gemino Northwest Credit Facility
On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino Healthcare Finance, LLC ("Gemino"). The Northwest Credit Facility provided for a $1.0 million principal amount senior-secured revolving credit facility.

The Northwest Credit Facility matures on January 31, 2015 and interest accrues on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest also pays to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. In the event the Northwest Credit Facility is terminated prior to January 31, 2015, Northwest shall also be required to pay a fee to Gemino in an amount equal to 1.0% of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. AdCare has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.

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

On February 10, 2014, Northwest entered into a Waiver and Amendment with Gemino which modified the: (i) Northwest Credit Facility; and (ii) Gemino-Bonterra Credit Facility (described below). The Waiver and Amendment, among other things, adjusted the required: (a) minimum fixed charge coverage ratio; (b) maximum loan turn days; (c) minimum earnings before interest, taxes, depreciation and amortization; and (d) waived certain specified defaults in existence as of the date of the Waiver and Amendment.
As of December 31, 2014, $1.3 million was outstanding under the Northwest Credit Facility. At December 31, 2014, the Company was not in compliance with covenants contained in the Northwest Credit Facility and has obtained a waiver from Gemino (see table above).
On January 30, 2015, a certain wholly-owned subsidiary of the Company, entered into a Fourth Amendment to the Credit Agreement with Gemino which amended the Northwest Credit Facility. The amendment extends the term of the Northwest Credit Facility from January 31, 2015 to March 31, 2015.
Gemino-Bonterra Credit Facility
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
On February 10, 2014, Bonterra entered into a Waiver and Amendment with Gemino which modified the: (i) Northwest Credit Facility; and (ii) Gemino-Bonterra Credit Facility. The Waiver and Amendment, among other things, adjusted the required: (a) minimum fixed charge coverage ratio; (b) maximum loan turn days; (c) minimum earnings before interest, taxes, depreciation and amortization; and (d) waived certain specified defaults in existence as of the date of the Waiver and Amendment.
As of December 31, 2014, $1.3 million was outstanding under the Gemino-Bonterra Credit Facility. At December 31, 2014, the Company was not in compliance with covenants contained in the Gemino-Bonterra Credit Facility and has obtained a waiver from Gemino (see table above).

On January 30, 2015, a certain wholly owned subsidiary of the Company, entered into a Seventh Amendment to the Credit Agreement with Gemino which amended the Gemino-Bonterra Credit Facility. The amendment extends the term of the Bonterra Credit Facility from January 31, 2015 to March 31, 2015.
PrivateBank Credit Facility
On September 20, 2012, the Company entered into a Loan and Security Agreement with PrivateBank ("PrivateBank Credit Facility"). Under the terms of the PrivateBank Credit Facility, PrivateBank provided a $10.6 million senior secured revolving credit facility for a three-year period with the borrowings thereunder being subject to a borrowing base and are offset by a $0.7 million standby letter of credit at December 31, 2012, increasing to $2.5 million at July 31, 2013.
The PrivateBank Credit Facility matures on September 20, 2015. Interest is accrued on the principal balance at an annual rate of the greater of (i) 1% plus the prime interest rate per annum, or (ii) 5% per annum. Payments for the interest are due monthly and commenced on October 1, 2012. In addition, there is a non-utilization fee of 0.5% on the unused portion of the available credit. The PrivateBank Credit Facility may be prepaid at any time without premium or penalty, provided that such prepayment is accompanied by a simultaneous payment of all accrued and unpaid interest, through the date of prepayment. The PrivateBank Credit Facility is secured by a first priority security interest in the real property and improvements constituting skilled nursing facilities owned and operated by the Company. AdCare has unconditionally guaranteed all amounts owed to PrivateBank under the PrivateBank Credit Facility.
Proceeds from the PrivateBank Credit Facility were used to pay off all amounts outstanding under a separate 2.0 million credit facility with PrivateBank under which certain subsidiaries of AdCare were borrowers.
On October 26, 2012, the Company and certain of its wholly owned subsidiaries, on the one hand, and PrivateBank entered into a Modification Agreement which amends the PrivateBank Credit Facility. The Modification Agreement amended the loan agreement to: (i) allow PrivateBank to issue additional letters of credit for the account of the borrowers under the loan agreement; and (ii) change the total amount that may be issued under any letters of credit to $2.5 million. The modification agreement did not change the maximum amount that may be borrowed under the loan agreement by the borrowers which remained at $10.6 million.
On January 25, 2013, the Company entered into a Memorandum of Agreement with PrivateBank pursuant to which three of the Company’s subsidiaries and their assets that collateralized the loan, which consist of the three skilled nursing facilities located in Arkansas known as the Aviv facilities, were released from liability under the PrivateBank Credit Facility. In exchange for the release from liability under the loan agreement, the Company made a payment in the amount of $0.7 million on December 28, 2012. The Memorandum of Agreement did not change the maximum amount that may be borrowed under the PrivateBank Credit Facility, which remained $10.6 million.
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
On November 26, 2013, certain wholly-owned subsidiaries of the Company entered into a Fourth Modification Agreement with PrivateBank which modified the PrivateBank Credit Facility. The modification, among other things: (i) increased the letter of credit amount available under the PrivateBank Credit Facility from $2.5 million to $3.5 million.
On July 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Fifth Modification Agreement with PrivateBank, effective July 22, 2014, which modified the PrivateBank Credit Facility. The modification, among other things: (i) increased the letter of credit amount available under the PrivateBank Credit Facility from $3.5 million to $3.8 million; and (ii) amended certain financial terms under the PrivateBank Credit Facility regarding debt service and interest charges.
On September 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Sixth Modification Agreement with PrivateBank, which modified the PrivateBank Credit Facility. Pursuant to the Modification: (i) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $10.6 million to $9.1 million; (ii) three of the Company's subsidiaries and their collateral were released from their obligations under the PrivateBank Credit Facility because one of the entities no longer operates a skilled nursing facility and each of the two remaining released entities have entered into new financing arrangements with HUD, as discussed below; and (iii) certain financial terms under the PrivateBank Credit Facility regarding minimum fixed charge coverage ratio were amended.

On December 17, 2014, certain wholly-owned subsidiaries of the Company entered into a Seventh Modification Agreement with PrivateBank, which modified the PrivateBank Credit Facility. Pursuant to the Modification: (i) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $9.1 million to $8.8 million and a Letter of Credit in the amount of $3.8 million was provided; and (iii) one of the PrivateBank Borrowers and their collateral were released from their obligations under the PrivateBank Credit Facility because the entity entered into new financing arrangements with HUD, as discussed below.

Certain subsidiaries of the Company are also borrowers under: (i) a credit facility with PrivateBank used to fund the purchase price of the acquisition of three skilled nursing facilities and an office facility located in Arkansas; and (ii) a credit facility with PrivateBank used to fund the purchase price of the West Markham Sub Acute and Rehabilitation Center located in Arkansas.

 As of December 31, 2014, $3.0 million was outstanding of the maximum borrowing amount of $8.8 million under the PrivateBank Credit Facility, subject to borrowing base limitations.  As of December 31, 2014, the Company has $3.8 million of outstanding letters of credit relating to this credit facility. At December 31, 2014, the Company was not in compliance with covenants contained in the PrivateBank Credit Facility and has obtained a waiver from PrivateBank (see table above).

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

The Woodland Nursing and Glenvue Nursing Credit Facility matures on September 24, 2017. Interest on the Woodland Nursing and Glenvue Nursing Credit Facility accrues on the principal balance thereof at a rate of interest equal to the greater of: (i) a floating per annum rate of interest equal to the prime rate plus 1.0%; or (ii) 5.0% per annum. These certain wholly-owned subsidiaries of the Company shall also pay to PrivateBank: (i) a one time non-refundable loan fee in the amount of $11,250 and (ii) a fee equal to 0.5% per annum of the unused portion of the Woodland Nursing and Glenvue Nursing Credit Facility. The Woodland Nursing and Glenvue Nursing Credit Facility is secured by a security interest in, without limitation, the accounts receivable and the collections and proceeds thereof relating to the Company’s two skilled nursing facilities located in Springfield, Ohio known as the Eaglewood Care Center and located in Glennville, Georgia known as the Glenview Health and Rehabilitation Center. AdCare has unconditionally guaranteed all amounts owing under the Woodland Nursing and Glenvue Nursing Credit Facility.

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

As of December 31, 2014, $1.1 million was outstanding of the maximum borrowing amount of $1.5 million under the
Woodland Nursing and Glenvue Nursing Credit Facility, subject to borrowing base limitations. At December 31, 2014, the Company was in compliance with covenants contained in the Woodland Nursing and Glenvue Nursing Credit Facility.
Georgetown and Sumter Credit Facility
On January 30, 2015, two wholly-owned subsidiaries of the Company, entered into a Loan Agreement (the "Georgetown and Sumter Credit Facility"), between Georgetown, Sumter and PrivateBank. The Georgetown and Sumter Credit Facility provides for a $9.3 million principal amount secured credit facility.
The Georgetown and Sumter Credit Facility matures on September 1, 2016. Interest on the Georgetown and Sumter Credit Facility accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Interest payments on the loan shall be due and payable monthly, beginning on March 1, 2015. The Georgetown and Sumter Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Georgetown and Sumter Credit Facility.
The Georgetown and Sumter Credit Facility contains customary events of default, including fraud or material misrepresentation or material omission, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, PrivateBank may terminate the Georgetown and Sumter Credit Facility and all amounts under the Georgetown and Sumter Credit Facility will become due and payable.
AdCare has unconditionally guaranteed all amounts owing under the Georgetown and Sumter Credit Facility. On January 30, 2015, proceeds from the Georgetown and Sumter Credit Facility were used to pay off all amounts outstanding under a separate $9.0 million credit facility with Metro City Bank under which certain subsidiaries of the Company were borrowers.

Northridge, Woodland Hills and Abington Credit Facility
On February 25, 2015, three wholly-owned subsidiaries of the Company entered into a Loan Agreement (the "Northridge, Woodland Hills and Abington Credit Facility") with PrivateBank. The PrivateBank Credit Facility provides for a $12.0 million principal amount secured credit facility.
The Northridge, Woodland Hills and Abington Credit Facility matures on September 1, 2016. Interest accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Principal and interest payments on the note shall be due and payable monthly, beginning on March 1, 2015. The facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Northridge, Woodland Hills and Abington Credit Facility.
AdCare has unconditionally guaranteed all amounts owing under the Northridge, Woodland Hills and Abington Credit Facility. On January 30, 2015, proceeds from the Northridge, Woodland Hills and Abington Credit Facility were used to pay off all amounts outstanding under a separate $12.0 million credit facility with KeyBank National Association ("KeyBank") under which certain subsidiaries of the Company were borrowers.
Contemporary Healthcare Senior
On August 17, 2012, in conjunction with the acquisition of Companions, a wholly owned subsidiary of the Company entered into a Loan Agreement with Contemporary Healthcare Capital LLC ("Contemporary") and issued a promissory note in favor of Contemporary with a principal amount of $0.6 million ("Contemporary $0.6 million Loan"). The Contemporary $0.6 million Loan matures on August 20, 2015 and interest accrues on the principal balance at an annual rate of 9.0%. Payments for the interest and a portion of the principal in excess of the borrowing base are payable monthly, commencing on September 20, 2012.
As of December 31, 2014, $0.2 million was outstanding under the Contemporary $0.6 million Loan. At December 31, 2014, the Company was not in compliance with covenants contained in the Contemporary $0.6 million Loan and has obtained a waiver from Contemporary (see table above).
Senior Debt—Guaranteed by HUD
Hearth and Home of Vandalia
In connection with the Company's January 2012 refinancing of the assisted living facility known as Hearth and Home of Vandalia, owned by a wholly owned subsidiary of AdCare, the Company obtained a term loan, insured by HUD, with a financial institution for a total amount of $3.7 million that matures in 2041. The term loan requires monthly principal and interest payments with a fixed interest rate of 3.74%. Deferred financing costs incurred on the term loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The term loan has a prepayment penalty of 8% starting in 2014, which declines by 1% each year through 2022. This term loan was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company's assisted living facilities located in Ohio (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
The Pavilion Care Center
The Company has a term loan insured by HUD that totaled approximately $1.7 million at December 31, 2013. The HUD term loan requires monthly principal and interest payments of approximately $15,000 with a fixed interest rate of 5.95%. The term loan matures in 2027. Deferred financing costs incurred on this loan amounted to approximately $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2013 declining by 1% each year through 2017. The loan has certain restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement. The Company had $0.2 million of restricted assets related to this loan at December 31, 2013.

On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with
Red Mortgage Capital, LLC ("Red Capital") and HUD which modified the Pavilion Care Center Loan Agreement, dated November 27, 2007, that matures in 2027. The modification, among other things: (i) reduced the rate of interest therein provided from 5.95% per annum to 4.16% per annum, effective as of November 1, 2014; (ii) revised the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modified the prepayment provision of the loan.

As of December 31, 2014, the outstanding balance on the loan was $1.6 million. Additionally, the Company has $0.3 million in restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Pavilion Care Center Loan Agreement.

Hearth and Care of Greenfield
The Company has a term loan insured by HUD that totaled approximately $2.4 million at December 31, 2013. The HUD term loan requires monthly principal and interest payments of approximately $16,000 with a fixed interest rate of 6.5%. The term loan matures in 2038. Deferred financing costs incurred on this loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2013 declining by 1% each year through 2018. The loan has certain restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement. The Company had $0.2 million of restricted assets related to this loan at December 31, 2013.

On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with Red Capital and HUD which modified the Hearth and Care of Greenfield Loan Agreement, dated July 29, 2008, that matures in 2038. The modification, among other things: (i) reduced the rate of interest therein provided from 6.50% per annum to 4.20% per annum, effective as of November 1, 2014; (ii) revised the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modified the prepayment provision of the loan.

As of December 31, 2014, the outstanding balance on the loan was $2.3 million. Additionally, the Company has $0.3 million in restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Hearth and Care of Greenfield Loan Agreement.

Woodland Manor
On September 24, 2014, a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Woodland Credit Facility”), with Housing & Healthcare Finance, LLC (“H&H”) in connection with the refinancing of the skilled nursing facility known as Eaglewood Care Center ("Eaglewood") located in Springfield, Ohio. The Woodland Credit Facility provides for a $5.7 million principal amount secured credit facility.
On September 24, 2014, the proceeds from the Woodland Credit Facility were used to pay off an existing credit facility with PrivateBank with respect to Eaglewood in the amount of 4.5 million and the Company received net proceeds of $0.6 million for working capital purposes.
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
In connection with entering into the Woodland Credit Facility, Woodland entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. As of December 31, 2014, $5.7 million was outstanding under the Woodland Credit Facility. The Company has $0.3 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Woodland Credit Facility.
Glenvue
On September 24, 2014, a wholly owned subsidiary of the Company entered into a Mortgage and Deed of Trust Agreement (the “Glenvue Credit Facility”), with H&H in connection with the refinancing of the skilled nursing facility known as Glenvue Health and Rehabilitation ("Glenvue"). The Glenvue Credit Facility provides for an $8.8 million principal amount secured credit facility.

The proceeds from the Glenvue Credit Facility were used to pay off an existing credit facility with PrivateBank with respect to the Glenvue facility in the amount of 6.3 million and the Company received net proceeds of $1.8 million for working capital purposes.
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

In connection with entering into the Glenvue Credit Facility, Glenvue entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. As of December 31, 2014, $8.8 million was outstanding under the Glenvue Credit Facility. The Company has $0.4 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Glenvue Credit Facility.
Autumn Breeze
On December 17, 2014, Mt. Kenn Property Holdings, LLC (“Mt. Kenn”), a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Mt. Kenn Credit Facility”), with KeyBank. The Mt. Kenn Credit Facility provides for a $7.6 million principal amount secured credit facility.
On December 17, 2014, the proceeds from the Mt Kenn Credit Facility were used to pay off two existing credit facilities with respect to the skilled nursing facility known as Autumn Breeze located in Marietta, Georgia, in the amount of 4.9 million and the Company received net proceeds of $0.9 million for working capital purposes.
The Mt. Kenn Credit Facility matures on January 1, 2045. Interest on the Mt. Kenn Credit Facility accrues on the principal balance thereof at an annual rate of 3.65%. The Mt. Kenn Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Mt. Kenn Credit Facility. HUD has insured all amounts owing under the Mt. Kenn Credit Facility.
The Mt. Kenn Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, KeyBank may, after receiving the prior written approval of HUD, terminate the Mt. Kenn Credit Facility and all amounts under the Mt. Kenn Credit Facility will become immediately due and payable.

In connection with entering into the Mt. Kenn Credit Facility, Mt. Kenn entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. The term loan 75% insured by the Small Business Administration ("SBA"), an agency of the United States of America, was repaid in conjunction with this financing.
As of December 31, 2014, $7.6 million was outstanding under the Mt. Kenn Credit Facility. The Company has $0.8 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Mt. Kenn Credit Facility.
Sale of Ohio ALFs
On December 28, 2012, the Company sold four of its assisted living facilities located in Ohio and used a portion of the proceeds to pay off the principal balance of their HUD loans in the amount of $6.4 million. On February 28, 2013, AdCare completed the sale of one additional assisted living facility and used the proceeds to repay the principal balance of the HUD loan with respect to the facility in the amount of $1.9 million (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
Senior Debt—Guaranteed by USDA

For five skilled nursing facilities, the Company has term loans insured 70% to 80% by the United States Department of Agriculture ("USDA") with financial institutions that totaled approximately $27.1 million at December 31, 2014. The Company has $1.8 million of restricted assets related to these loans. The combined USDA loans require monthly principal and interest payments of approximately $0.2 million adjusted quarterly with a variable interest rate of prime plus 1% to 1.75%, with floors of 5.50% to 6.00%. The loans mature at various dates starting in 2035 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.8 million and are being amortized to interest expense over the life of the loans. In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 6% to 8% through 2014, which decline 1% each year capped at 1% for the remainder of the term.
At December 31, 2014, the Company was not in compliance with covenants contained in two of the five USDA loans and has obtained waivers with the USDA (see table above).
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
As of December 31, 2014, $1.2 million was outstanding under the CDC loan. At December 31, 2014, the Company was in compliance with covenants contained in the Stone County loan agreement.
Other Senior Debt—Guaranteed by SBA
For two facilities, the Company has term loans insured 75% by the SBA with a financial institution that totaled approximately $2.5 million at December 31, 2014. The combined SBA mortgage notes require monthly principal and interest payments of approximately $16,000 with an interest rate of 2.81% to 5.5%. The notes mature at various dates starting in 2031 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.2 million and are being amortized to interest expense over the life of the note. One of the loans has a prepayment penalty of 2.2% declining each year until year ten.
For one facility, a term loan in an amount of $2.0 million insured 75% by the SBA with a financial institution was paid off in 2014 in connection with a refinancing by HUD.
At December 31, 2014, the Company was in compliance with covenants contained in the SBA term loans.
Senior Debt—Bonds, net of Discount
Eaglewood Village Bonds
In April 2012, a wholly-owned subsidiary of the Company entered into a loan agreement with the City of Springfield in the State of Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield's Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between the City of Springfield and the Bank of Oklahoma. The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum. The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.6 million and are being amortized to interest expense over the life of the loan. The bonds are secured by the Company's assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare. There is an original issue discount of $0.3 million and restricted assets of $0.3 million related to this loan.
As of December 31, 2014, $6.6 million was outstanding under the Series 2012A First Mortgage Revenue Bonds and $0.6 million was outstanding under the Taxable Series 2012B First Mortgage Revenue Bonds. The unamortized discount on the bonds was $0.2 million at December 31, 2014. At December 31, 2014, the Company was not in compliance with covenants contained in the Series 2012 Bonds and has obtained a waiver from the City of Springfield (see table above).
Quail Creek
In July 2012, a wholly owned subsidiary of the Company financed the purchase of a skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing & Rehabilitation Center ("Quail Creek") by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended as of September 1, 2001. The indebtedness under the Loan Agreement and Indenture consisted of a principal amount of $2.8 million. In July of 2012, the purchase price allocation of fair value totaling $3.2 million was assigned to this indebtedness resulting in a $0.4 million premium that was being amortized to maturity. The loan was originally scheduled to mature in August 2016 and accrued interest at a fixed rate of 10.25% per annum. The loan was secured by the Quail Creek facility.
On September 27, 2013, the outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account. Pursuant to the Loan Agreement and Indenture, the outstanding loan was prepaid on March 3, 2014, at par plus accrued interest in the amount of $3.1 million from the funds that were previously deposited into a restricted defeased bonds escrow account.
Riverchase
The Company's consolidated variable interest entity, Riverchase Village ADK, LLC ("Riverchase"), is obligated to repay revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama, which AdCare has guaranteed the obligation under the bonds.
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
As of December 31, 2013, the liabilities of Riverchase were classified as Liabilities of Variable Interest Entity Held for Sale.
As of December 31, 2014, $5.8 million was outstanding under the Series 2010A portion and $0.3 million was outstanding under the Series 2010 B portion of the bonds. The bonds contain an original issue discount that is being amortized over the term of the notes. The unamortized discount on the bonds was $0.2 million at December 31, 2014. At December 31, 2014, the Company was not in compliance with covenants contained in the Series 2010A and 2010B bonds and has obtained a waiver from the Medical Clinical Board of the City of Hoover (see table above).
Senior Debt—Other Mortgage Indebtedness
Quail Creek Credit Facility
In September 2013, QC Property Holdings, LLC ("QC"), a wholly owned subsidiary of the Company, entered into a loan agreement with Housing & Healthcare Funding, LLC in the amount of $5.0 million. The proceeds of this agreement were used to repay certain outstanding bonds that were assumed by QC upon its acquisition of the skilled nursing facility located in Oklahoma. Pursuant to the loan agreement, the bonds' outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account (see Senior Debt—Bonds, net of Discount, Quail Creek). The bonds were paid in full in March 2014.
The loan agreement matures on September 27, 2016 and accrues interest at the one-month LIBOR rate plus 4.75%. The loan is secured by: (i) a first mortgage on the real property and improvements constituting the Quail Creek facility; (ii) a first priority interest on all furnishing, fixtures and equipment associated with the Quail Creek facility; and (iii) an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Quail Creek facility. AdCare has unconditionally guaranteed all amounts owning under the loan.
As of December 31, 2014, $5.0 million was outstanding under the loan agreement. The Company has $0.1 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Quail Creek Credit Facility.

Woodland Manor
In connection with the Company's January 2012 acquisition of the skilled nursing facility known as Woodland Manor, the Company entered into a loan agreement for $4.8 million (the "Woodland Credit Facility") with PrivateBank. The loan matured in December 2016 with a required final payment of $4.3 million and accrued interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum. The loan required monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and were being amortized to interest expense over the life of the loan. The loan had a prepayment penalty of 5% through 2012, which declined by 1% each year through 2015. The loan was secured by Woodland Manor and guaranteed by AdCare.
On September 24, 2014, that certain Loan Agreement, dated December 30, 2011, with PrivateBank in the outstanding principal amount of $4.5 million was repaid by the proceeds from the Woodland Credit Facility, noted above, and the Company received net proceeds of $0.5 million for working capital purposes.
Little Rock, Northridge and Woodland Hills
On March 30, 2012, Little Rock HC&R Property Holdings, LLC ("Little Rock"), Northridge HC&R Property Holdings, LLC ("Northridge") and Woodland Hills HC Property Holdings, LLC ("Woodland Hills"), in connection with the Company's April 2012 acquisition of three skilled nursing facilities located in Arkansas known as Little Rock, Northridge and Woodland Hills, entered into a loan agreement for $21.8 million with PrivateBank. The loan originally matured in March 2017 with a required final payment of $19.7 million and has since been amended. The loan accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum and requires monthly principal payments plus interest for total current monthly payments of $0.2 million. Deferred financing costs incurred on the loan amounted to $0.4 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2012, declining by 1% each year through 2015. The loan is secured by the three facilities and guaranteed by Little Rock HC&R Nursing, LLC and AdCare.
On June 15, 2012, the Company entered into a modification agreement with PrivateBank to modify the terms of the loan agreement. The loan modification agreement, among other things, amended the loan agreement to reflect a maturity date of March 30, 2013.
A portion of the loan with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank on December 28, 2012, as discussed below. On December 28, 2012, certain subsidiaries of the Company entered into a Second Modification Agreement with PrivateBank which modified the loan agreement. The modification, among other things, extended the term of the PrivateBank loan from March 30, 2013 to December 31, 2016, released certain subsidiaries of the Company related to the Northridge facility and Woodland Hills facility from liability under two of the promissory notes and other related documents under the credit facility, and reduced the total outstanding amount owed under the credit facility from $21.8 million to $13.7 million.
On June 27, 2013, certain subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, dated as of June 26, 2013, which modified the loan agreement. Pursuant to the modification, PrivateBank waived certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR of one of the subsidiaries that is the operator of the Company's Little Rock facility.

On November 8, 2013, certain wholly-owned subsidiaries of the Company entered into a Fourth Modification Agreement with PrivateBank which modified the loan agreement. Pursuant to the modification, among other things: (i) Little Rock paid down $1.8 million of loan principal from the release of $1.4 million from a certain collateral account and from the release of $0.4 million from a certain sinking fund account; (ii) Little Rock deposited $0.9 million into certain debt service reserve account, and (iii) PrivateBank modified certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR, of one of the subsidiaries that is the operator of the Company's Little Rock facility.
The Company has $0.9 million of restricted assets related to this loan. As of December 31, 2014, $11.6 million was outstanding under loan agreement. At December 31, 2014, the Company was not in compliance with covenants contained in the loan agreement and has obtained a waiver from PrivateBank (see table above).
Stone County
In June 2012, Stone County entered into two loan agreements with Metro City Bank in the amounts of $1.3 million and $1.8 million. The proceeds of these agreements were used to refinance existing debt in the original principal amount of $3.1 million and to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.

The $1.3 million loan from Metro City Bank was repaid with the funding from the CDC loan of $1.3 million. The $1.8 million Metro City Bank loan matures in June 2022 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum. Deferred financing costs incurred on this loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 10% for any prepayment through June 2013. The penalty is reduced by 1% each year until the loan maturity date. The Metro City Bank loan is secured by the Stone County Nursing and Rehabilitation facility and is guaranteed by AdCare. The Company has $0.1 million of restricted assets related to this loan.
As of December 31, 2014, $1.7 million was outstanding under the Metro City Bank loan. At December 31, 2014, the Company was in compliance with covenants contained in the Metro City Bank loan.
Glenvue
In July 2012, Glenvue H&R Property Holdings LLC, a wholly-owned subsidiary of the Company, financed the acquisition of the Glenvue facility, by entering into a loan agreement for $6.6 million with PrivateBank. The loan matured in July 2014 with a required final payment of $6.4 million and accrued interest at an annual rate of the greater of (i) 6.0% per annum; or (ii) the LIBOR rate plus 4.0% per annum. The loan required monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and were amortized to interest expense over the life of the loan. The loan was secured by the Glenvue facility and guaranteed by AdCare.
On July 17, 2014, this wholly-owned subsidiary of the Company entered into a Modification Agreement with PrivateBank, effective July 2, 2014, which modified the loan agreement. The modification, among other things: (i) extended the maturity date of the loan agreement from July 2, 2014 to January 2, 2015, and (ii) amended certain financial terms under the loan agreement regarding debt service and interest charges.
On September 24, 2014, the loan agreement in the outstanding principal amount of $6.4 million was repaid by the proceeds from the Glenvue Credit Facility, noted above, and the Company received net proceeds of $1.8 million for working capital purposes.
Companions Specialized Care
In August 2012, a wholly owned subsidiary of the Company financed the acquisition of Companions by entering into a loan agreement for $5.0 million with Contemporary Healthcare Capital ("Contemporary"). The loan matures in August 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term. The loan is secured by Companions and guaranteed by AdCare.
As of December 31, 2014, $5.0 million was outstanding under the loan, and the Company has $2.0 million of restricted assets related to this loan. At December 31, 2014, the Company was not in compliance with covenants contained in the Contemporary loan and has obtained a waiver from Contemporary (see table above).
Northridge, Woodland Hills and Abington
On December 28, 2012, the Company's wholly owned subsidiaries which own the Northridge, Woodland Hills and Abington facilities (the "KeyBank Borrowers") entered into a Secured Loan Agreement with KeyBank. The KeyBank Credit Facility provides for a $16.5 million principal amount senior secured credit facility and matures on February 27, 2015; provided, however, that the KeyBank Borrowers may extend the maturity date by an additional six months if certain conditions are met. Interest on the KeyBank Credit Facility accrues on the principal balance thereof at an annual rate of 4.25% plus the current LIBOR rate. The KeyBank Credit Facility may be prepaid at any time without premium or penalty, provided that the KeyBank Borrowers pay any costs of KeyBank in re-employing such prepaid funds. AdCare and two of its subsidiaries have unconditionally guaranteed all amounts owing under the KeyBank Credit Facility.
Proceeds from the KeyBank Credit Facility were used to repay: (i) all amounts outstanding under an unsecured promissory note, dated April 1, 2012, issued by the Company in favor of Strome Alpha Offshore Ltd. in the amount of $5.0 million; (ii) an existing credit facility with Metro City Bank with respect to the Abington facility in the amount of $3.4 million; and (iii) the portion of the PrivateBank Credit Facility which relates to the Northridge and Woodland Hills facilities in the amount of $8.1 million.
On March 28, 2014, the Company entered into a Fourth Amendment to the Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the KeyBank Credit Facility. Pursuant to the amendment, among other things: (i) KeyBank waived the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014, such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage; and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
As of December 31, 2014, $12.0 million was outstanding under the KeyBank Credit Facility. The Company has $2.3 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the KeyBank Credit Facility.
Sumter Valley and Georgetown
In connection with the closing of the acquisitions of the Sumter and Georgetown facilities located in South Carolina, two wholly owned subsidiaries of AdCare Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC entered into a Loan Agreement with Metro City Bank, dated December 31, 2012 in which Metro City Bank issued a promissory note for an aggregate principal amount of $7.0 million. Interest on the loan accrues on the principal balance thereof at an annual rate of 1.5% per annum plus the prime interest rate, to be adjusted quarterly (but in no event shall the total interest be less than 5.50% per annum), and payments for the interest are payable monthly, commencing on February 1, 2013. The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, was payable on February 1, 2014. AdCare and certain of its subsidiaries have unconditionally guaranteed all amounts owing under the loan.
In December 2013, the Company entered into a Note, Mortgage and Loan Agreement Modification Agreement with Metro City Bank which modified the loan agreement, which: (i) extended the maturity date from February 1, 2014 to February 1, 2015; (ii) increased the total amount available from $6.9 million to $9.0 million; (iii) established monthly deposits of $14,000 as cash collateral which the Company will make through the maturity date; and (iv) required the Company to pay deferred financing fees of $0.2 million.
As of December 31, 2014, $9.0 million was outstanding under the loan, and the total restricted assets related to this loan are $0.8 million. At December 31, 2014, the Company was in compliance with covenants contained in the loan agreement.
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
As of December 31, 2014, $1.4 million was outstanding under the loan. At December 31, 2014, the Company was in compliance with covenants contained in the Loan Agreement with First Commercial Bank.
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
As of December 31, 2014, $1.0 million was outstanding under the loan. At December 31, 2014, the Company was in compliance with covenants contained in the Fidelity Bank Promissory Note.
Other Mortgage Indebtedness
The Company has various term loans with respect to four skilled nursing facilities that totaled approximately $13.6 million at December 31, 2014. The combined mortgage notes require monthly principal and interest payments of approximately $0.1 million with interest rates of 6.00% to 6.25%. The notes mature at various dates starting in 2016 through 2031. Deferred financing costs incurred on these loans amounted to approximately $0.5 million and are being amortized to interest expense over the life of the notes. At December 31, 2014, the Company was not in compliance with covenants contained in three of the four loans and has obtained waivers from PrivateBank (see table above).
Other Debt
Eaglewood Village Promissory Note

In January 2012, two wholly owned subsidiaries of AdCare issued a promissory note to the seller of the facility in the amount of $0.5 million in connection with the January 2012 acquisition of the assisted living facility known as Eaglewood Village located in Springfield, Ohio. The note matured in January 2014 and required a final payment of $0.5 million. The note bore interest at 6.5% per annum payable monthly beginning in February 2012. The note required monthly principal and interest payment. The note could be prepaid without penalty at any time. This note was paid in full by the Company in January 2014.
Sumter Valley Promissory Note
In connection with the acquisition of the facility known as Sumter Valley Nursing and Rehab in December 2012, a subsidiary of AdCare issued a promissory note to the seller of the facility in the amount of $0.3 million. Interest on the note accrues at a rate of 6% per annum. Principal and interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2014, or the date upon which the Company refinances its loan relating to the Sumter facility. AdCare has unconditionally guaranteed all amounts owed under the note. The note was paid in full by the Company in December 2013 with funds received from the refinance with Metro City discussed under the heading Senior Debt—Other Mortgage Indebtedness - Sumter Valley and Georgetown.
Georgetown Promissory Note
In connection with the acquisition of the facility known as Georgetown Healthcare and Rehab in December 2012, a subsidiary of AdCare issued a secured subordinated promissory note to the seller of the Georgetown facility in the amount of $1.9 million. Interest on the note accrued at a rate of 7% per annum. Interest payments on the note were due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2013; or the date upon which the Company refinanced its loan with Metro City Bank relating to the Georgetown Healthcare and Rehab Facility. AdCare has unconditionally guaranteed all amounts owing under the note. The note was paid in full by the Company in December 2013 with funds received from the Metro City refinance discussed under the heading Senior Debt—Other Mortgage Indebtedness - Sumter Valley and Georgetown.
Pinnacle Healthcare Promissory Notes
The Company previously issued promissory notes in the aggregate principal amount of $2.4 million. The notes matured March 1, 2014, and bore interest at 7% payable quarterly in arrears the first day of each December, March, June and September beginning December 1, 2011. This note was paid in full by the Company in March 2014.
Mountain Trace Promissory Notes
Mountain Trace ADK, LLC, a wholly owned subsidiary of AdCare, previously issued promissory notes in the aggregate principal amount of $1.0 million. The notes matured April 1, 2013, and bore interest at 11% payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011. These notes were paid in full by the Company on April 1, 2013.
First Insurance Funding
In March 2014, the Company obtained financing from First Insurance Funding and entered into Commercial Premium Finance Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 and maturing on December 31, 2014. The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with an interest rate of 2.5%. At December 31, 2014, the outstanding amount was approximately $0.3 million.
Convertible Debt
Subordinated Convertible Notes Issued in 2010 (the "2010 Notes")
On October 26, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to them an aggregate of $11.1 million in principal amount of the 2010 Notes, bearing 10% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.
On October 29, 2010, the Company entered into an amendment and joinder agreement to effectuate the sale of an additional $0.8 million in principal amount of 2010 Notes. The initial sale of $11.1 million in principal amount of the 2010 Notes occurred on October 26, 2010, and the subsequent sale of $0.8 million in principal amount of the 2010 Notes occurred on October 29, 2010. The 2010 Notes had an original maturity date of October 26, 2010.
The 2010 Notes were convertible at the option of the holder into shares of common stock of the Company at a current conversion price of $3.73 (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events) that were subject to future reductions if the Company issued equity instruments at a lower price. Since there was no minimum conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed that was required to be bifurcated from the 2010 Notes and accounted for separately as a derivative liability recorded at fair value. At the time of initial measurement, the derivative had an estimated fair value of $2.6 million resulting in a discount on the 2010 Notes. The discount was amortized over the term of the 2010 Notes.
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
During the twelve months ended December 31, 2014, holders of the 2010 Notes converted approximately $6.9 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock at a price of $3.73 per share. The Company recognized a $1.8 million loss on extinguishment of debt during the twelve months ended December 31, 2014 related to the difference between the conversion price and the market price on the date the 2010 Notes were converted into shares of common stock.
The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

Date of conversion	Conversion Price	Shares of Common Stock Issued	Debt and Interest Converted
2011:
July 2011	$4.13	18,160	$75,000
November 2011	$3.92	19,132	$75,000
Subtotal		37,292	$150,000
2013:
February 2013	$3.73	6,635	$24,749
March 2013	$3.73	6,635	$24,749
April 2013	$3.73	67,024	$250,000
August 2013	$3.73	284,878	$1,062,595
September 2013	$3.73	246,264	$918,553
October 2013	$3.73	448,215	$1,671,840
November 2013	$3.73	136,402	$508,778
December 2013	$3.73	82,326	$307,067
Subtotal		1,278,379	$4,768,331
2014:
January 2014	$3.73	788,828	$2,942,328
July 2014	$3.73	26,810	$100,000
August 2014	$3.73	1,045,575	$3,900,000
Subtotal		1,861,213	$6,942,328
Total		3,176,884	$11,860,659
As of December 31, 2014, there was no outstanding balance under the 2010 Notes.
Subordinated Convertible Notes Issued in 2011 (the "2011 Notes")
On March 31, 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to them an aggregate of $2.1 million in principal amount of the 2011 Notes. On April 29, 2011, the Company issued an additional $1.8 million in principal amount of the 2011 Notes. On May 6, 2011, the Company issued an additional $0.6 in principal amount of the 2011 Notes. Approximately $1.4 million of the proceeds obtained were used to repay the short-term promissory note that was issued March 31, 2011 and related accrued interest.

The 2011 Notes bore interest at 10% per annum and were payable quarterly in cash in arrears beginning June 30, 2011. The 2011 Notes matured on March 31, 2014. Debt issuance costs of $0.6 million were being amortized over the life of the 2011 Notes.
The 2011 Notes were convertible at the option of the holder into shares of common stock of the Company at a conversion price of $4.80 per share (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The 2011 Notes were unsecured and subordinated in right of payment to existing and future senior indebtedness.
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
Subordinated Convertible Notes Issued in 2012 (the "2012 Notes")
On June 28, 2012, the Company entered into a Securities Purchase Agreement, dated as of June 28, 2012, with certain accredited investors pursuant to which the Company sold to them on July 2, 2012 an aggregate of $7.5 million in principal amount of the 2012 Notes. The 2012 Notes bear interest at 8% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012. The 2012 Notes mature on July 31, 2015. The 2012 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company. The $7.5 million principal amount of the 2012 Notes includes a refinancing of existing indebtedness of $5.0 million of promissory notes issued to Cantone Asset Management LLC.
At any time on or after the six-month anniversary of the date of issuance of the notes, the notes are convertible at the option of the holder into shares of common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events).
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
In addition, the holders of a majority of the aggregate principal amount of notes then outstanding may require the Company to redeem all or any portion of the notes upon a change of control transaction, at a redemption price in cash equal to 110% of the redemption amount. As of December 31, 2014, the outstanding principal amount of the 2012 Notes is $7.5 million.
Subordinated Convertible Promissory Notes Issued in 2014 (the "2014 Notes")
The Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company sold, on March 28, 2014, an aggregate of $6.5 million in principal amount of the 2014 Notes. The 2014 Notes bear interest at 10.0% per annum and such interest is payable quarterly in cash in arrears beginning on June 30, 2014. The 2014 Notes mature on April 30, 2015. The 2014 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.
At any time on or after the date of issuance of the 2014 Notes, the 2014 Notes are convertible at the option of the holder into shares of the common stock at an initial conversion price equal to $4.50 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events.
The Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to any 2014 Note; provided, however, that: (i) the shares of common stock issuable upon conversion of any 2014 Note which is to be so prepaid must be: (a) registered for resale under the Securities Act of 1933 (the "Securities Act"); or (b) otherwise sellable under Rule 144 of the Securities Act without volume limitations thereunder; and (ii) at any time after the issue date of the 2014 Notes, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 105% of the then-current conversion price.
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
Approximately $14.0 million of the scheduled maturities in 2015 relate to the 2012 Notes and the 2014 Notes. While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes may elect to convert their subordinated convertible notes into shares of common stock provided the common stock continues to trade above the applicable conversion price for such notes. The conversion prices are $3.97 and $4.50 for the 2012 and 2014 Notes, respectively. If all of the subordinated convertible notes had been converted to common stock at December 31, 2014, then the Company would have been required to issue approximately 4.0 million shares of common stock.

Receivables
Our operations could be adversely affected if we experience significant delays in reimbursement from Medicare, Medicaid and other third-party revenue sources. Our future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash and accounts receivable) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by the staff at our facilities in the processing of our invoices, could adversely affect our liquidity and results of operations.
Accounts receivable attributable to patient services totaled $24.3 million at December 31, 2014, compared to $23.6 million at December 31, 2013, representing approximately 38 and 43 days revenue in accounts receivable as of December 31, 2014 and 2013. The decrease in accounts receivable is primarily the result of continued improvements in collections in 2014.
The allowance for bad debt was $6.7 million and $5.0 million at December 31, 2014 and 2013, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

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
Off-Balance Sheet Arrangements
There were $3.8 million and $2.8 million of outstanding letters of credit at December 31, 2014 and 2013, respectively, that are pledged as collateral of borrowing capacity on the PrivateBank revolver.
Operating Leases
The Company leases certain office space and a total of 11 skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of 10 to 12 years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs; six of the skilled nursing facilities that are leased are still operated by the Company. For the years ended December 31, 2014 and 2013, facility rent expense totaled $7.1 million and $6.3 million, respectively.
Five of the Company's skilled nursing facilities are operated under a single master indivisible lease arrangement. The lease has a term of ten years into 2020. Under the Master Lease (the "Master Lease"), a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicaid and Medicare provider requirements, is a default under the Company's master lease agreement. In addition, other potential defaults related to an individual facility may cause a default of the entire master lease agreement. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults and believes it is in compliance with the covenants of the master lease agreement as of December 31, 2014.
Two of the Company's facilities are operated under a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. The Company is required to make minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of December 31, 2014, the Company is in compliance with all financial and administrative covenants of this lease agreement.
Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2015	$7,940
2016	7,980
2017	8,062
2018	8,188
2019	7,861
Thereafter	8,279
Total	$48,310
The Company has also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.
Leased and Subleased Facilities to Third-Party Operators

In connection with both the Company's strategic plan to transition to a healthcare property holding and leasing company and previous leasing and subleasing opportunities, the operations of eight facilities, three owned by us and five leased to us, have been successfully transferred to third-party skilled nursing facility operators as of December 31, 2014. The lease and sublease agreements provide current and future lease receivables the Company recognizes as rental revenues.
In the fourth quarter of 2012, the Company entered into a sublease agreement effective December 1, 2012 to exit the operations of a skilled nursing facility located in Jeffersonville, Georgia. The sublease agreement expires on the same day and adheres to all of the terms, covenants, and conditions as the Master Lease.
On June 12, 2013, the Company executed two sublease agreements to exit the skilled nursing business in Tybee Island, Georgia effective June 30, 2013 relating to two facilities. The two sublease agreements expire on the same day and adhere to all of the terms, covenants, and conditions as the Master Lease.
On July 1, 2014, the Company entered into an agreement effective July 1, 2014 to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator. The sublease agreement expires on the same day and adheres to all of the terms, covenants, and conditions as the Master Lease.
On October 22, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in Lumber City, Georgia to a local nursing home operator commencing on November 1, 2014. The sublease agreement expires on the same day and adheres to all of the terms, covenants, and conditions as the Master Lease.
On October 22, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in Dublin, Georgia to a local nursing home operator commencing on November 1, 2014. The initial term of the sublease agreement expires on the last day of the sixtieth (60th) full calendar month from the commencement date of November 1, 2014 and may be extended for one separate renewal term of five years.
On September 22, 2014, two wholly-owned subsidiaries of the Company entered into separate lease agreements to lease a 182-bed skilled nursing facility located in Attalla, Alabama and a 124-bed skilled nursing facility located in Glencoe, Alabama to a local nursing home operator effective November 1, 2014. The initial term of each lease agreement expires on the last day of the sixtieth (60th) full calendar month from the commencement date of the lease agreement and may be extended for one separate renewal term of five years (see Note 11 - Discontinued Operations to our consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
Future minimum lease receivables for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2015	$5,370
2016	5,451
2017	5,532
2018	5,613
2019	5,362
Thereafter	1,578
Total	$28,906
Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations
Due to the material amount of non-cash related items included in the Company’s results of operations, the Company has developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA from continuing operations for the years ended December 31, 2014 and 2013 was $12.4 million and $9.0 million, respectively.  The Company has also developed an Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR from continuing operations”) metric that is used primarily in some debt covenants of the Company’s loans.
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

The following table provides a reconciliation of reported Loss from continuing operations on a GAAP basis to Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(Amounts in 000’s)	2014	2013
Loss from continuing operations	(12,895)	(12,108)
Add back:
Interest expense, net	10,780	12,351
Income tax expense	132	142
Amortization of stock based compensation	1,155	1,097
Depreciation and amortization	7,300	6,918
Acquisition costs, net of gain	8	565
Loss on extinguishment of debt	1,803	109
Loss on legal settlement	600	—
Derivative gain	—	(3,006)
Loss on disposal of assets	7	10
Audit committee investigation expense	—	2,386
Reincorporation - Georgia	—	91
Other expense	888	306
Salary retirement and continuation costs	2,636	154
Adjusted EBITDA from continuing operations	12,414	9,015
Facility rent expense	7,080	6,314
Adjusted EBITDAR from continuing operations	$19,494	$15,329

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
AdCare Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Atlanta, Georgia
March 31, 2015

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000's)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$10,735	$19,374
Restricted cash and investments	3,321	3,801
Accounts receivable, net of allowance of $6,708 and $4,989	24,294	23,598
Prepaid expenses and other	1,766	483
Deferred tax asset	569	—
Assets of disposal group held for sale	5,813	400
Assets of disposal group held for use	—	5,135
Assets of variable interest entity held for sale	5,924	5,945
Total current assets	52,422	58,736

Restricted cash and investments	5,456	11,606
Property and equipment, net	135,585	138,233
Intangible assets—bed licenses	2,471	2,471
Intangible assets—lease rights, net	4,087	4,889
Goodwill	4,224	4,224
Lease deposits	1,683	1,715
Deferred loan costs, net	3,464	4,542
Other assets	569	12
Total assets	$209,961	$226,428

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$2,537	$12,027
Current portion of convertible debt, net of discounts	14,000	11,389
Revolving credit facilities and lines of credit	5,576	2,738
Accounts payable	16,434	23,783
Accrued expenses	15,653	13,264
Liabilities of disposal group held for sale	5,197	—
Liabilities of variable interest entity held for sale	5,956	6,034
Total current liabilities	65,353	69,235

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	110,023	107,858
Bonds, net of discounts	7,011	6,996
Convertible debt, net of discounts	—	7,500
Revolving credit facilities	1,059	5,765
Other liabilities	2,129	1,589
Deferred tax liability	605	191
Total liabilities	186,180	199,134
Commitments and contingencies (Note 16)
Preferred stock, no par value; 5,000 and 5,000 shares authorized; 950 and 950 shares issued and outstanding, redemption amount $23,750 and $23,750 at December 31, 2014 and 2013, respectively	20,392	20,442
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,151 and 16,016 shares issued and outstanding at December 31, 2014 and 2013, respectively	61,896	48,370
Accumulated deficit	(56,067)	(39,884)
Total stockholders' equity	5,829	8,486
Noncontrolling interest in subsidiary	(2,440)	(1,634)
Total equity	3,389	6,852
Total liabilities and equity	$209,961	$226,428
   See accompanying notes to consolidated financial statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000's, except per share data)

	Year Ended December 31,
	2014	2013
Revenues:
Patient care revenues	$189,989	$182,777
Management revenues	1,493	2,097
Rental revenues	1,832	876
Total revenues	193,314	185,750

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	159,434	152,577
General and administrative expenses	15,541	19,032
Audit committee investigation expense	—	2,386
Facility rent expense	7,080	6,314
Depreciation and amortization	7,300	6,918
Salary retirement and continuation costs	2,636	154
Total expenses	191,991	187,381
Income (loss) from Operations	1,323	(1,631)

Other Income (Expense):
Interest expense, net	(10,780)	(12,351)
Acquisition costs, net of gains	(8)	(565)
Derivative gain	—	3,006
Loss on extinguishment of debt	(1,803)	(109)
Loss on legal settlement	(600)	—
Loss on disposal of assets	(7)	(10)
Other expense	(888)	(306)
Total other expense, net	(14,086)	(10,335)

Loss from Continuing Operations Before Income Taxes	(12,763)	(11,966)
Income tax expense	(132)	(142)
Loss from Continuing Operations	(12,895)	(12,108)

Loss from Discontinued Operations, net of tax	(1,510)	(1,255)
Net Loss	(14,405)	(13,363)

Net Loss Attributable to Noncontrolling Interests	806	796
Net Loss Attributable to AdCare Health Systems, Inc.	(13,599)	(12,567)

Preferred stock dividend	(2,584)	(1,564)
Net Loss Attributable to AdCare Health Systems, Inc. Common Stockholders	$(16,183)	$(14,131)

Net Loss per Common Share attributable to AdCare Health Systems, Inc. Common Stockholders—Basic:
Continuing Operations	$(0.82)	$(0.86)
Discontinued Operations	(0.08)	(0.08)
	$(0.90)	$(0.94)

Net Loss per Common Share attributable to AdCare Health Systems, Inc. Common Stockholders—Diluted:
Continuing Operations	$(0.82)	$(0.86)
Discontinued Operations	(0.08)	(0.08)
	$(0.90)	$(0.94)
Weighted Average Common Shares Outstanding:
Basic	17,930	15,044
Diluted	17,930	15,044
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in 000's)

	Common Stock Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balance, December 31, 2012	14,659	$41,644	$(25,753)	$(838)	$15,053
Stock-based compensation expense	—	1,097	—	—	1,097
Exercises of options and warrants	38	67	—	—	67
Stock issued for converted debt and interest	1,289	5,472	—	—	5,472
Nonemployee warrants issued for services	—	9	—	—	9
Nonemployee warrants issued for settlement	—	80	—	—	80
Issuance of restricted stock	30	1	—	—	1
Preferred stock dividend	—	—	(1,564)	—	(1,564)
Net loss	—	—	(12,567)	(796)	(13,363)
Balance, December 31, 2013	16,016	48,370	(39,884)	(1,634)	6,852
Stock-based compensation expense	—	1,155	—	—	1,155
Exercises of options and warrants, net of shares withheld	1,073	3,257	—	—	3,257
Stock issued for converted debt and interest	1,861	8,706	—	—	8,706
Nonemployee warrants issued for services	—	321	—	—	321
Nonemployee warrants issued in conjunction with debt offering	—	87	—	—	87
Issuance of restricted stock, net	201	—	—	—	—
Preferred stock dividend	—	—	(2,584)	—	(2,584)
Net loss	—	—	(13,599)	(806)	(14,405)
Balance, December 31, 2014	19,151	$61,896	$(56,067)	$(2,440)	$3,389
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000's)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net Loss	$(14,405)	$(13,363)
Loss from discontinued operations	1,510	1,255
Loss from continuing operations	(12,895)	(12,108)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	7,300	6,918
Warrants issued for services	408	89
Stock-based compensation expense	1,155	1,097
Lease expense in excess of cash	195	274
Amortization of deferred financing costs	2,132	2,158
Amortization of debt discounts and premiums	(9)	521
Derivative gain	—	(3,006)
Loss on debt extinguishment	1,803	109
Loss on legal settlement	600	—
Deferred tax expense	98	87
Loss on disposal of assets	7	10
Provision for bad debts	3,729	4,040
Accounts receivable	(6,788)	(3,567)
Prepaid expenses and other	(1,179)	(25)
Other assets	(538)	(57)
Accounts payable and other liabilities	(2,401)	4,285
Net cash (used in) provided by operating activities—continuing operations	(6,383)	825
Net cash provided by operating activities—discontinued operations	1,091	4,238
Net cash (used in) provided by operating activities	(5,292)	5,063
Cash flow from investing activities:
Change in restricted cash and investments	5,703	(6,111)
Proceeds from notes receivable	—	3,240
Purchase of property and equipment	(3,457)	(4,520)
Net cash provided by (used in) investing activities—continuing operations	2,246	(7,391)
Net cash (used in) provided by investing activities—discontinued operations	(3,001)	4,268
Net cash used in investing activities	(755)	(3,123)
Cash flows from financing activities:
Proceeds from debt	31,739	7,332
Repayment on notes payable	(31,980)	(8,442)
Proceeds from lines of credit	69,874	105,034
Repayment on lines of credit	(71,589)	(105,665)
Debt issuance costs	(1,218)	(864)
Exercise of options and warrants	3,257	67
Proceeds from preferred stock issuances	—	11,283
Preferred stock offering costs	(50)	—
Dividends paid on preferred stock	(2,584)	(1,564)
Net cash (used in) provided by financing activities—continuing operations	(2,551)	7,181
Net cash used in financing activities—discontinued operations	(41)	(5,684)
Net cash (used in) provided by financing activities	(2,592)	1,497
Net Change in Cash	(8,639)	3,437
Cash, Beginning	19,374	15,937
Cash, Ending	$10,735	$19,374
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$9,698	$10,420
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Activities:
2011 Notes surrendered and cancelled in payment for 2014 Notes	$445	$—
Land received in settlement of note receivable	$640	$—
Conversion of debt and accrued interest to equity	$6,942	$4,770
Warrants issued for financing costs	$87	$9
Warrants issued in conjunction with debt offering	$—	$80

 See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
AdCare Health Systems, Inc. ("AdCare") through its subsidiaries (together, the "Company" or "we"), own, operate, and manage for third-parties skilled nursing facilities and assisted living facilities in the states of Arkansas, Georgia, North Carolina, Ohio, Oklahoma, and South Carolina. As of December 31, 2014, the Company operates or manages 32 facilities consisting of 29 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 3,600 beds. The Company's facilities provide a range of health care services to their patients and residents including, but not limited to, skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of December 31, 2014, of the total 32 facilities, the Company owned and operated 22 facilities, leased and operated six facilities, and managed four facilities for third-parties.
As of December 31, 2014, the Company also has leased three owned and subleased five leased skilled nursing and rehabilitation facilities to local third-party operators in the states of Alabama and Georgia. The patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified as discontinued operations.
On February 28, 2013, the Company completed the sale of the facility known as Lincoln Lodge Retirement Residence and used the proceeds to pay the principal balance of the mortgage note with respect to the facility of $1.9 million. The Company recognized a gain on the sale of approximately $0.1 million and cash proceeds, net of costs and debt payoff, of $0.6 million.
On June 11, 2013, the Company completed the sale of its former Springfield, Ohio corporate office building which was sold for the approximate net book value. The Company used the proceeds to pay off the principal balance of the mortgage note with respect to the building of approximately $0.1 million.
On June 12, 2013, the Company executed two sublease agreements to exit the operations of two skilled nursing facilities located in Tybee Island, Georgia effective June 30, 2013. During the fourth quarter of 2013, Riverchase Village ADK, LLC ("Riverchase"), our consolidated variable interest entity ("VIE"), entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama (see Note 15 - Variable Interest Entity). The two skilled nursing facilities located in Tybee Island, Georgia and the assisted living facility located in Hoover, Alabama are reported as discontinued operations (see Note 11 - Discontinued Operations).
During the first quarter of 2014, the Company executed a representation agreement to sell Companions Specialized Care Center ("Companions"), a 102-bed skilled nursing facility located in Tulsa, Oklahoma, to exit the operations. This facility is reported as discontinued operations (see Note 11 - Discontinued Operations). In March 2015, the Company entered into an asset purchase agreement to sell Companions. Closing is expected after completion of customary closing conditions. (See Note 20 - Subsequent Events).
On July 1, 2014, the Company entered into an agreement effective July 1, 2014 to sublease the 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator. This facility is reported as discontinued operations (see Note 11 - Discontinued Operations).
On July 23, 2014, we announced that the Board of Directors (the "Board") had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, the Company is in the process of transitioning to third-parties the operations of the Company’s currently owned and operated and leased and operated healthcare facilities, which are principally skilled nursing facilities. In furthering this strategic plan, the Company is now focused on the ownership, acquisition and leasing of healthcare related properties..

On September 22, 2014, as part of its ongoing strategic plan, two wholly-owned subsidiaries of the Company entered into two separate lease agreements to lease two of its skilled nursing and rehabilitation facilities in Alabama to a local nursing home operator that commenced on December 1, 2014. These two facilities are reported as discontinued operations (see Note 11 - Discontinued Operations).

On September 30, 2014, the lease agreement to operate the 90-bed skilled nursing facility located in Cassville, Missouri expired. The Company elected not to renew the lease agreement consistent with its strategic plan to transition to a healthcare property holding and leasing company. This facility is reported as discontinued operations (see Note 11 - Discontinued Operations).
On November 1, 2014, the Company entered into an agreement effective June 1, 2015 to sublease the 134-bed skilled nursing facility located in Glennville, Georgia to a local nursing home operator. This facility is reported as discontinued operations (see Note 11 - Discontinued Operations).
On October 22, 2014, two wholly-owned subsidiaries of the Company entered into two separate sublease agreements that commenced on November 1, 2014 to sublease the 130-bed skilled nursing facility located in Dublin, Georgia and the 86-bed skilled nursing facility located in Lumber City, Georgia to a local nursing home operator. These two facilities are reported as discontinued operations (see Note 11 - Discontinued Operations).
On October 29, 2014, the Company entered into separate agreements with third-party operators to: (i) lease one of our facilities; (ii) sublease three of our facilities; and (iii) sub-sublease one of our facilities. All of the facilities are located in Ohio and the leases and subleases will commence on the first day of the month after lessees' receipt of: (a) all licenses and other approvals from the State of Ohio to operate the facility; and (b) approval of the lease by the United States Department of Housing and Urban Development ("HUD").
Basis of Presentation
The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include allowance for doubtful accounts, contractual allowances for Medicaid, Medicare, and managed care reimbursements, deferred tax valuation allowance, fair value of derivative instruments, fair value of employee and nonemployee stock based awards, fair value estimation methods used to determine the assigned fair value of assets and liabilities acquired in acquisitions, valuation of goodwill and other long-lived assets, and cash flow projections. Actual results could differ materially from those estimates.
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
Reclassifications
Certain reclassifications have been made to the 2013 financial information to conform to the 2014 presentation with no effect on the Company's consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders' equity. Reclassifications were made to December 31, 2014 Consolidated Statements of Operations to reflect the same facilities in discontinued operations for both periods presented.
Acquisition Policy
The Company periodically enters into agreements to acquire assets and/or businesses. The consideration involved in each of these agreements may include cash, financing, stock, and/or long-term lease arrangements for real properties. The Company evaluates each transaction to determine whether the acquired interests are assets or businesses. A business is defined as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (i) inputs, (ii) processes applied to those inputs, and (iii) resulting outputs that are used to generate revenues. In order for an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired entity is separated from the seller, including the ability to sustain revenue streams by providing its outputs to customers. An acquired set of activities and assets fails the definition of a business if it excludes one or more of the above items making it impossible to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

The Company currently operates its skilled nursing facilities in states that are subject to certificate of need ("CON") programs. The CON programs govern the establishment, construction, renovation and transferability of the rights to operate skilled nursing facilities ("SNFs"). In certain states, specifically Ohio, CON programs permit the transferability and sale of bed licenses separately from the facility. In other states, bed licenses are non-transferable separately and apart from the underlying licensed facility. Through acquisitions completed in 2011 and 2012, the Company operates in a number of states, including Arkansas, Georgia, North Carolina, Ohio, Oklahoma, and South Carolina, where the bed licenses are not transferable separately from the facility.
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
In states where the CON/bed license is non-transferable separately from the facility, the CON/bed license and building are complimentary assets and therefore, the intangible asset is assigned a definite life and amortized over the estimated remaining useful life of the related building. As complimentary assets, the intangible asset has no value separate from the building and the estimated remaining useful lives of the intangible asset and building are equal. Therefore, the intangible asset and the building are classified together as "buildings" and are included in property and equipment in the consolidated balance sheets. As of December 31, 2014 and 2013, the value of such CON bed licenses, net of amortization, was $33.1 million and $35.8 million, respectively.
Cash and Cash Equivalents
The Company considers all unrestricted short-term investments with original maturities less than three months, which are readily convertible into cash, to be cash equivalents. Certain cash, cash equivalents and investment amounts are restricted for specific purposes such as mortgage escrow requirements and reserves for capital expenditures on HUD insured facilities and other restricted investments are held as collateral for other debt obligations.
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
Revenue from the Medicaid and Medicare programs accounted for 83.8% and 83.5% of the Company’s revenue for the years ended December 31, 2014 and 2013, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the years ended December 31, 2014 and 2013.
Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against allowance. As of December 31, 2014 and 2013, management recorded an allowance for uncollectible accounts of $6.7 million and $5.0 million, respectively.
Management Fee Receivables and Revenue
Management fee receivables and revenue are recorded in the month that services are provided. As of December 31, 2014 and 2013, the Company evaluated collectibility of management fees and determined that no allowance was required.

Rental Revenues and Receivables

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases. The Company recognizes rental revenues on a straight-line basis over the term of the lease when collectibility is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Payments received under operating leases are accounted for in the statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. As of December 31, 2014 and 2013, the Company evaluated collectibility of rental revenue and determined that no allowance was required.
Third-party Reimbursement
Payments for Medicaid resident services are calculated and made under a prospective reimbursement system. Payment rates are based on actual cost, limited by certain ceilings, adjusted by a resident service needs factor and updated for inflation. The direct care portion of the rate can be adjusted prospectively for changes in residents' service needs. While interim rates are subject to reconsideration and appeal, once this process is completed, they are not subject to subsequent retroactive adjustment. However, the states in which the Company operates have the opportunity to audit the cost report used to establish the prospective rate. If the state departments discover non-allowable or misclassified costs that resulted in overpayments to the Company, the funds may be recovered by the state departments through the final rate recalculation process. For the years ended December 31, 2014 and 2013, management believes that adequate provisions have been made for potential adjustments.
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
Laws and regulations governing the Medicaid and Medicare programs are complex and subject to interpretation. The Company believes that it is materially in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigation involving allegations of potential wrongdoing except as disclosed in Note 16 - Commitments and Contingencies and Note 20 - Subsequent Events. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicaid and Medicare programs.
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
The Company has 96% of its 2,900 skilled nursing facility beds that it owns or leases certified under the Medicaid and Medicare programs. The following is a summary of receivables and revenues by payor source:

For the Years Ended	Percent of Long-Term Care Receivables	Percent of Patient Care Revenue
Medicaid
December 31, 2014	36%	51%
December 31, 2013	37%	53%
Medicare
December 31, 2014	25%	33%
December 31, 2013	26%	31%
Other Payers
December 31, 2014	39%	16%
December 31, 2013	37%	16%
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
During the twelve months ended December 31, 2014, the Company recorded an impairment of $1.8 million related to an adjustment to the fair value less the cost to sell the 102 bed nursing facility located in Tulsa, Oklahoma, Companions. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value. The assets and liabilities of Companions are included in Assets and Liabilities Held for Sale as of December 31, 2014.
Leases and Leasehold Improvements
At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2014, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. The accumulated difference between the straight-line expense recognition and the actual cash rent paid is reflected in Other Liabilities in the Consolidated Balance Sheet and was $1.8 million and $1.6 million as of December 31, 2014 and 2013, respectively. The lease term is also used to provide the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.
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
The Company's indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. For the year ended December 31, 2013, the Company determined that an impairment adjustment was required for the goodwill recorded when the Company acquired the land, building, improvements, furniture, fixtures and equipment of Companions on August 17, 2012. Accordingly, the Company recorded a goodwill impairment charge of $0.8 million in the fourth quarter of 2013, which is included in Loss from Discontinued Operations, net of tax. During 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia and an impairment charge of $0.7 million related to two facilities in Tybee Island, Georgia which is included in Loss from discontinued Operations, net of tax. The impairment charge represents a change in fair value from the carrying value.
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
Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets. The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company's tax returns filed for the 1998 through 2014 tax years are still subject to potential examination by taxing authorities.
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. On May 7, 2014, the IRS completed and closed the examination and no changes were required to the Company's 2011 income tax return.
In October 2014, the Georgia Department of Revenue ("GDOR") initiated an examination of the Company's Georgia income tax returns and net worth returns for the 2010, 2011, 2012, and 2013 tax years. To date, the GDOR has not proposed any adjustments.
The Company is not currently under examination by any other major income tax jurisdiction.
Advertising
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2014 and 2013 were approximately $0.3 million and $0.4 million, respectively.
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
The Company estimated the fair value of the conversion feature derivative instrument by using the Black-Scholes-Merton option-pricing model because it embodies the requisite assumptions necessary to estimate the fair value of this instrument. Changes in fair value of this derivative instrument are reported in the consolidated statement of operations.
The Company settled the derivative resulting in a gain of $3.0 million as of October 26, 2013, in conjunction with a Waiver, Amendment and Forbearance with holders of the 2010 convertible notes.
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
As of December 31, 2014, claims incurred but not reported or unsettled claims for the self-insured employee medical plan and the large deductible workers' compensation plan are recognized as a liability in the consolidated financial statements.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08 that amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU should be applied prospectively and is effective for the Company for the 2015 annual and interim periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We have not adopted this ASU as of December 31, 2014.
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
In August 2014, the FASB issued ASU 2014-15 guidance regarding an entity’s ability to continue as a going concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

NOTE 2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of common shares outstanding (which includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive). Potentially dilutive securities from option, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For 2014 and 2013, potentially dilutive securities of 7.7 million and 11.3 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.
The following table provides a reconciliation of net loss for continuing and discontinued operations and the number of common shares used in the computation of both basic and diluted earnings per share:

	Year Ended December 31,
	2014			2013
(Amounts in 000's, except per share data)	Loss	Shares	Per Share	(Loss) Income	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(12,895)			$(12,108)
Net loss attributable to noncontrolling interests	806			796
Basic loss from continuing operations	$(12,089)	17,930	$(0.68)	$(11,312)	15,044	$(0.75)
Preferred stock dividend	(2,584)	17,930	$(0.14)	(1,564)	15,044	(0.11)
Effect of dilutive securities: Stock options, warrants outstanding and convertible debt (1)	—	—	—	—	—	—
Diluted loss from continuing operations	$(14,673)	17,930	$(0.82)	$(12,876)	15,044	$(0.86)
Discontinued Operations:
Basic loss from discontinued operations	$(1,510)	17,930	$(0.08)	$(1,255)	15,044	$(0.08)
Diluted loss from discontinued operations	$(1,510)	17,930	$(0.08)	$(1,255)	15,044	$(0.08)
Net Loss Attributable to AdCare:
Basic loss	$(16,183)	17,930	$(0.90)	$(14,131)	15,044	$(0.94)
Diluted loss	$(16,183)	17,930	$(0.90)	$(14,131)	15,044	$(0.94)

(1)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	December 31,
(Amounts in 000’s)	2014	2013
Outstanding Stock Options	935	1,804
Outstanding Common Stock Warrants - employee	1,689	1,876
Outstanding Common Stock Warrants - nonemployee	1,028	1,989
Convertible Debt shares issuable(a)	4,000	5,611
Total anti-dilutive securities	7,652	11,280

(a)
The number of shares issuable upon conversion of convertible promissory notes reflected in the tables above is 120% of the aggregate principal amount of the convertible promissory notes divided by the current conversion price, which is the number of shares required to be reserved for issuance by the Company under the applicable registration rights agreement.

NOTE 3. LIQUIDITY AND PROFITABILITY
The Company has access to various cash resources to offset significant cash needs.

Sources of Liquidity

At December 31, 2014, we had $10.7 million in cash and cash equivalents as well as restricted cash and investments of $8.8 million. During 2015, we anticipate both access to and receipt of several sources of liquidity. At December 31, 2014, we have one facility and one office building held for sale, and one variable interest entity held for sale that we anticipate selling during 2015. We expect that the cash proceeds and the release of restricted cash will approximate the related obligations.

In January 2015, we entered into exclusive listing agreements on the two office buildings located in Roswell, Georgia that we also anticipate selling during 2015. We expect that the cash proceeds will exceed obligations by approximately $0.6 million.

We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. During 2015, we anticipate net proceeds for working capital of approximately $3.0 million on refinancing of existing debt, primarily in the second and third quarters of 2015.

In July 2014, we announced that the Board of Directors had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, the Company will transition to third-parties the operations of the Company’s currently owned and operated healthcare facilities, which are principally skilled nursing facilities. The Company is focused on the ownership, acquisition and leasing of healthcare related properties. We estimate cash flow from operations and other working capital changes of approximately $7.8 million for the year ending December 31, 2015.

We maintain certain revolving lines of credit for which we have limited remaining capacity and all of which are due in 2015. Given our transition out of healthcare operations, we do not anticipate any additional draws on these facilities.

Other liquidity sources include but to a lesser extent, the proceeds from the exercise of options and warrants.

Cash Requirements

At December 31, 2014, we had $151.4 million in indebtedness of which the current portion is $33.3 million. This current portion is comprised of the following components: i) convertible debt of approximately $14.0 million, ii) debt of held for sale entities of approximately $11.2 million, primarily senior debt - bond and mortgage indebtedness, and iii) remaining debt of approximately $8.1 million which includes revolver debt, senior debt - bonds, and senior debt - mortgage indebtedness. For a complete debt listing and facility detail, see Note 9, Notes Payable and Other Debt, to the Company’s consolidated financial statements in Part II, Item 8 of this Annual Report.

The convertible debt includes two subordinated convertible debt issuances. One was issued in 2012 (the “2012 Notes”) and has an outstanding principal amount of $7.5 million at December 31, 2014 with maturity on July 31, 2015. At any time on or after the six-month anniversary of the date of issuance of the 2012 Notes, the notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The other was issued in 2014 (the “2014 Notes”) and has an outstanding principal amount of $6.5 million at December 31, 2014 with maturity on April 30, 2015. At any time on or after the date of issuance of the 2014 Notes, the notes are convertible at the option of the holder into shares of the common stock at an initial conversion price equal to $4.50 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events. While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes will elect to convert their subordinated convertible notes into shares of common stock provided the common stock continues to trade above the applicable conversion price for such notes.

On March 31, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company accepted subscriptions for an aggregate of $8.5 million in principal amount of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017 ("2015 Notes"). In connection therewith, the Company issued approximately $1.7 million in principal amount of 2015 Notes on March 31, 2015, and will issue 2015 Notes for the remaining principal amount of the accepted subscriptions on or before April 30, 2015, upon receipt of payment thereof.

The current debt maturing in 2015 for all other debt approximates $8.1 million. As indicated previously, we routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We anticipate net principal disbursements of approximately $5.1 million which reflect the offset of anticipated proceeds on refinancing of approximately $3.0 million.

We anticipate our operating cash requirements as being substantially less than in 2014 due to the transition to a healthcare property holding and leasing company. Based on the described sources of liquidity and related cash requirements, we expect sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at December 31, 2014 we have approximately $74.4 million of debt maturities due between 2015 and 2017, excluding convertible promissory notes which are convertible into shares of the Company's common stock. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2015 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy our capital needs, we seek to: (i) improve our operating results through a series of leasing and subleasing transactions with favorable terms and consistent and predictable cash flow; (ii) expand our borrowing arrangements with certain existing lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity for us to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next 12 months. However, there is no guarantee that such actions will be successful or that anticipated operating results will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities. If the Company is unable to improve operating results, expand existing borrowing agreements, refinance current debt, the convertible promissory notes due July 31, 2015 are not converted into shares of the Company's common stock and are required to be repaid by us in cash, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets.
NOTE 4. RESTRICTED CASH AND INVESTMENTS
The following presents the Company's various restricted cash, escrow deposits and investments:

	December 31,
Amounts in (000's)	2014	2013
HUD escrow deposits	$289	$91
Defeased bonds escrow	—	3,138
Lender's collection account	35	488
Current replacement reserves	9	—
HUD current replacement reserves	637	—
Collateral cash and certificates of deposit	2,302	—
Property tax escrow	49	84
Total current portion	3,321	3,801

HUD replacement reserves	1,074	383
Repair and remediation/replacement reserves	—	18
Reserves for capital improvements	936	1,481
Restricted investments for other debt obligations	3,446	9,724
Total noncurrent portion	5,456	11,606
Total restricted cash and investments	$8,777	$15,407
HUD escrow deposits—In connection with financing secured through HUD, the Regulatory Agreements entered into by several wholly-owned subsidiaries of the Company require monthly escrow deposits for taxes and insurance.
Defeased bonds escrow—In September 2013, a wholly owned subsidiary of the Company deposited the outstanding principal and accrued interest to the prepayment date on certain outstanding bonds which, pursuant to the loan agreement, were prepaid on March 1, 2014 (see Note 9 - Notes Payable and Other Debt).
Lender's collection account—Several of the Company's credit facilities require several wholly-owned subsidiaries of the Company to deposit certain collections and proceeds of their accounts receivable into a special collection account pursuant to the depository agreements. These funds are disbursed in priority order in accordance to certain credit agreements (see Note 9 - Notes Payable and Other Debt).
Current replacement reserves—In connection with the September 2013 refinancing of one of the wholly-owned subsidiaries of the Company's loan agreements, certain cash reserves were set aside for non-critical repairs outlined in the refinancing agreement.
Collateral cash and certificates of deposit—In securing mortgage financing from certain lending institutions, the Company and certain wholly-owned subsidiaries of the Company are required to deposit cash and/or certificates of deposit to be held as collateral in accordance with the terms of the loan agreements.
Property tax escrow—Several facilities are required to set funds aside for real estate taxes.
HUD replacement reserves—The Regulatory Agreements entered into in connection with the financing secured through HUD require monthly escrow deposits for replacement and improvement of the HUD project assets.
Repair and remediation/replacement reserves—In 2013, one facility was required to set funds aside for repairs, remediation and replacement expenses.
Reserves for capital improvements—Several facilities are required to set funds aside for capital improvements.
Restricted investments for other debt obligations—In compliance with certain financing and insurance agreements, the Company and certain wholly-owned subsidiaries of the Company are required to deposit cash held as collateral by the lender or in escrow with certain designated financial institutions. One of the Company's loan agreements includes a requirement to fund additional cash collateral if the borrower fails to achieve certain debt service ratio requirements. One of the Company's insurance policies requires cash to be held in escrow for the life of the policy. One of the wholly-owned subsidiaries of the Company's loan agreements requires monthly cash deposits to be held as additional collateral until the loan matures on September 27, 2016. One of the wholly-owned subsidiaries of the Company's loan agreements requires restricted assets of $0.3 million to be held in reserve of the debt related to this loan (see Note 9 - Notes Payable and Other Debt).
NOTE 5. PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

(Amounts in 000's)	Estimated Useful Lives (Years)	December 31, 2014	December 31, 2013
Buildings and improvements	5 - 40	$132,842	$131,123
Equipment	2 - 10	13,616	11,987
Land	—	7,437	6,788
Computer related	2 - 10	2,913	2,980
Construction in process	—	52	269
		156,860	153,147
Less: accumulated depreciation and amortization		21,275	14,914
Property and equipment, net		$135,585	$138,233
For the twelve months ended December 31, 2014 and 2013, total depreciation and amortization expense was $7.3 million and $6.9 million, respectively. Total depreciation and amortization expense excludes $2.2 million and $2.0 million in 2014 and 2013, respectively, that is recognized in Loss from Discontinued Operations, net of tax.
During the twelve months ended December 31, 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia. The impairment charges represent changes in fair value from the carrying value (see Note 11 - Discontinued Operations).
During the twelve months ended December 31, 2014, the Company recorded an impairment of $1.8 million related to an adjustment to the fair value less the cost to sell the 102-bed nursing facility located in Tulsa, Oklahoma, Companions. We compared the estimated fair value of the assets to their carrying value and recorded an impairment charge for the excess of carrying value over estimated fair value. The assets and liabilities of Companions are included in Assets and Liabilities Held for Sale as of December 31, 2014 (see Note 11 - Discontinued Operations).

NOTE 6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following:

(Amounts in 000's)	Bed Licenses (included in property and equipment)	Bed Licenses— Separable	Lease Rights	Total
Balances, December 31, 2012
Gross	$38,478	$2,471	$8,824	$49,773
Accumulated amortization	(1,438)	—	(2,701)	(4,139)
Net carrying amount	$37,040	$2,471	$6,123	$45,634

Amortization expense	(1,253)	—	(1,234)	(2,487)

Balances, December 31, 2013
Gross	38,478	2,471	8,824	49,773
Accumulated amortization	(2,691)	—	(3,935)	(6,626)
Net carrying amount	35,787	2,471	4,889	43,147

Amortization expense	(1,164)	—	(802)	(1,966)
Reclass to held for sale	(1,530)	—	—	(1,530)

Balances, December 31, 2014
Gross	$36,948	$2,471	$8,824	48,243
Accumulated amortization	(3,855)	—	(4,737)	(8,592)
Net carrying amount	$33,093	$2,471	$4,087	$39,651

Amortization expense for bed licenses is included in property and equipment depreciation and amortization expense (See Note 5 - Property and Equipment). During 2013, the Company recognized an impairment loss of $0.7 million related to two facilities located in Tybee Island, Georgia (see Note 11 - Discontinued Operations ).
Amortization expense for lease rights was $0.8 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively. Estimated amortization expense for all definite lived intangibles for each of the future years ending December 31, is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2015	$1,232	$667
2016	1,232	667
2017	1,232	667
2018	1,232	667
2019	1,232	667
Thereafter	26,933	752
Total	$33,093	$4,087

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013.

(Amounts in 000's)
Balances, December 31, 2012
Goodwill	$5,023
Accumulated impairment losses	—
Total	$5,023

Impairment losses	(799)
Net change during year	(799)

Balances, December 31, 2013
Goodwill	$5,023
Accumulated impairment losses	(799)
Total	$4,224

Impairment loss	—
Net change during year	—

Balances, December 31, 2014
Goodwill	$5,023
Accumulated impairment losses	(799)
Total	$4,224

For the year ended December 31, 2014, the Company determined that no impairment adjustments were necessary for goodwill. For the year ended December 31, 2013, the Company determined that an impairment adjustment was required for the goodwill recorded when the Company acquired the land, building, improvements, furniture, fixtures and equipment of Companions on August 17, 2012. Accordingly, the Company recorded a goodwill impairment charge of $0.8 million in the fourth quarter of 2013, which is included in Loss from Discontinued Operations, net of tax. The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.
NOTE 7. LEASES
Operating Leases
The Company leases certain office space and a total of 11 skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of 10 to 12 years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs; six of the skilled nursing facilities that are leased are still operated by the Company. For the years ended December 31, 2014 and 2013, facility rent expense totaled $7.1 million and $6.3 million, respectively. Total facility rent expense excludes $1.0 million and $1.8 million in 2014 and 2013, respectively, that is recognized in Loss from Discontinued Operations, net of tax.
Five of the Company's skilled nursing facilities are operated under a single master indivisible lease arrangement. The lease has a term of ten years into 2020. Under the Master Lease (the "Master Lease"), a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicaid and Medicare provider requirements, is a default under the Master Lease. In addition, other potential defaults related to an individual facility may cause a default of the entire Master Lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults and believes it is in compliance with the covenants of the Master Lease as of December 31, 2014.

Two of the Company's facilities are operated under a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has a term of 12 years into 2022 and includes covenants and restrictions. The Company is required to make minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of December 31, 2014, the Company is in compliance with all financial and administrative covenants of this lease agreement.
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015	$7,940
2016	7,980
2017	8,062
2018	8,188
2019	7,861
Thereafter	8,279
Total	$48,310
The Company has also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.
Leased and Subleased Facilities to Third-Party Operators
In connection with both the Company's strategic plan to transition to a healthcare property holding and leasing company and previous leasing and subleasing opportunities, the operations of eight facilities, three owned by us and five leased to us, have been successfully transferred to third-party skilled nursing facility operators as of December 31, 2014. The lease and sublease agreements provide current and future lease receivables the Company recognizes as rental revenues. These properties are leased and subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
On December 1, 2012, the Company entered into a sublease agreement effective December 1, 2012 to exit the operations of a skilled nursing facility located in Jeffersonville, Georgia. The sublease agreement expires on the same day and adheres to all of the terms, covenants, and conditions as the Master Lease.
On June 12, 2013, the Company entered into two sublease agreements to exit the operations of a skilled nursing facility located in Tybee Island, Georgia effective June 30, 2013. The two sublease agreements expire on the same day and adhere to all of the terms, covenants, and conditions as the Master Lease.
On July 1, 2014, the Company entered into an agreement effective July 1, 2014 to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator. The sublease agreement expires on the same day and adheres to all of the terms, covenants, and conditions as the Master Lease.
On October 22, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in Lumber City, Georgia to a local nursing home operator commencing on November 1, 2014. The sublease agreement expires on the same day and adheres to all of the terms, covenants, and conditions as the Master Lease.
On October 22, 2014, a wholly-owned subsidiary of the Company entered into an agreement to sublease one of its skilled nursing and rehabilitation facilities located in Dublin, Georgia to a local nursing home operator that commenced on November 1, 2014. The initial term of the sublease agreement expires on the last day of the sixtieth (60th) full calendar month from the commencement date of November 1, 2014 and may be extended for one separate renewal term of five years.
On September 22, 2014, two wholly-owned subsidiaries of the Company entered into separate lease agreements to lease a 182-bed skilled nursing facility located in Attalla, Alabama and a 124-bed skilled nursing facility located in Glencoe, Alabama to a local nursing home operator that commenced on November 1, 2014. The initial term of each lease agreement expires on the last day of the sixtieth (60th) full calendar month from the commencement date of the lease agreement and may be extended for one separate renewal term of five years (see Note 11 - Discontinued Operations).
Future minimum lease receivables for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015	$5,370
2016	5,451
2017	5,532
2018	5,613
2019	5,362
Thereafter	1,578
Total	$28,906

NOTE 8. ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2014	2013
Accrued payroll related	$6,915	$5,204
Accrued employee benefits	3,405	3,712
Real estate and other taxes	1,335	1,543
Other accrued expenses	3,998	2,805
Total	$15,653	$13,264

NOTE 9. NOTES PAYABLE AND OTHER DEBT
Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2014	2013
Revolving credit facilities and lines of credit (a)	$6,832	$8,503
Senior debt—guaranteed by HUD	26,022	4,063
Senior debt—guaranteed by USDA	27,128	27,763
Senior debt—guaranteed by SBA	3,703	5,954
Senior debt - bonds, net of discount (b)	12,967	16,102
Senior debt - other mortgage indebtedness (c)	60,277	78,408
Other debt	430	625
Convertible debt issued in 2010, net of discount	—	6,930
Convertible debt issued in 2011	—	4,459
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	6,500	—
Total	151,359	160,307
Less current portion	22,113	26,154
Less: portion included in liabilities of disposal group held for sale (a),(c)	5,197	—
Less: portion included in liabilities of variable interest entity held for sale (b)	5,956	6,034
Notes payable and other debt, net of current portion	$118,093	$128,119

(a)  The revolving credit facilities and lines of credit includes $0.2 million related to the outstanding loan entered into in conjunction with the acquisition of the Companions skilled nursing facility in August 2012.

(b) The senior debt - bonds, net of discount includes $6.0 million related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC, revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama which AdCare has guaranteed the obligation under the bonds.

(c)  The senior debt - other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.
Scheduled Maturities
The schedule below summarizes the scheduled maturities as of December 31, 2014 for each of the next five years and thereafter. The 2015 maturities include $0.2 million and $5.0 million, respectively, related to the Companions outstanding loans classified as liabilities of disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at December 31, 2014 (see Note 19 - Related Party Transactions).

Amounts in (000's)
2015	$33,440
2016	49,970
2017	4,966
2018	1,869
2019	1,966
Thereafter	59,541
Subtotal	151,752
Less: unamortized discounts ($174 classified as current)	(393)
Total notes and other debt	$151,359

Debt Covenant Compliance
As of December 31, 2014, the Company (including its consolidated variable interest entity) has approximately forty credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e. facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2014, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The table below indicates which of the Company's credit-related instruments are out of compliance as of December 31, 2014:

Credit Facility	Balance at December 31, 2014 (000's)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Gemino Lines of Credit	$2,575	Consolidated	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.10	0.82	*	1.10
PrivateBank - Line of Credit	$3,002	Subsidiary	Coverage of Rent and Debt Service	Quarterly	1.25	0.98	*	1.25
		Consolidated	Maximum Leverage to EBITDA	Annual	11.00	11.03	*	11.00
PrivateBank - Line of Credit - HUD	$1,059	Consolidated	Maximum Leverage to EBITDA	Annual	11.00	11.03	*	11.00
Contemporary Healthcare Capital - Term Note and Line of Credit - CSCC Nursing, LLC	$197	Subsidiary	Minimum Implied Current Ratio	Quarterly	1.00	0.94	*	1.00
		Subsidiary	DSCR	Quarterly	1.15	0.04	*	1.15
	$5,000	Subsidiary	Minimum Occupancy	Quarterly	70%	67%	*	70%
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$11,007	Subsidiary	Minimum EBITDAR	Quarterly	$450	$136	*	$450
		Subsidiary	Fixed Charge Coverage Ratio (FCCR)	Quarterly	1.05	0.84	*	1.05
PrivateBank - Mortgage Note - Little Rock HC&R Nursing, LLC	$11,627	Subsidiary	Minimum EBITDAR	Quarterly	$358	$348	*	$358
		Subsidiary	Borrowers Coverage of Debt Service	Annual	1.10	1.09	*	1.10
		Consolidated	Maximum Leverage to EBITDA	Annual	11.00	11.03	*	11.00
Medical Clinic Board of the City of Hoover - Bonds - Riverchase Village ADK, LLC	$6,130	Subsidiary	Borrowers Coverage of Debt Service	Annual	1.20	(0.50)	*	1.20
		Subsidiary	Days Cash on Hand	Annual	15	0	*	15
		Subsidiary	Maximum Days Outstanding on Trade Payables	Annual	10%	69%	*	10%
City of Springfield - Bonds - Eaglewood Village, LLC	$7,230	Subsidiary	Borrowers Coverage of Debt Service	Annual	1.10	0.74	*	1.10
*    Waiver or amendment for violation of covenant obtained.
Revolving Credit Facilities and Lines of Credit
Gemino Northwest Credit Facility
On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Northwest Credit Facility”) with Gemino Healthcare Finance, LLC ("Gemino"). The Northwest Credit Facility provided for a $1.0 million principal amount senior-secured revolving credit facility.

The Northwest Credit Facility matures on January 31, 2015 and interest accrues on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest also pays to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. In the event the Northwest Credit Facility is terminated prior to January 31, 2015, Northwest shall also be required to pay a fee to Gemino in an amount equal to 1.0% of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. AdCare has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.

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

On February 10, 2014, Northwest entered into a Waiver and Amendment with Gemino which modified the: (i) Northwest Credit Facility; and (ii) Gemino-Bonterra Credit Facility (described below). The Waiver and Amendment, among other things, adjusted the required: (a) minimum fixed charge coverage ratio; (b) maximum loan turn days; (c) minimum earnings before interest, taxes, depreciation and amortization; and (d) waived certain specified defaults in existence as of the date of the Waiver and Amendment.
As of December 31, 2014, $1.3 million was outstanding under the Northwest Credit Facility. At December 31, 2014, the Company was not in compliance with covenants contained in the Northwest Credit Facility and has obtained a waiver from Gemino (see table above).
On January 30, 2015, a certain wholly-owned subsidiary of the Company, entered into a Fourth Amendment to the Credit Agreement with Gemino which amended the Northwest Credit Facility. The amendment extends the term of the Northwest Credit Facility from January 31, 2015 to March 31, 2015.
Gemino-Bonterra Credit Facility
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
On February 10, 2014, Bonterra entered into a Waiver and Amendment with Gemino which modified the: (i) Northwest Credit Facility; and (ii) Gemino-Bonterra Credit Facility. The Waiver and Amendment, among other things, adjusted the required: (a) minimum fixed charge coverage ratio; (b) maximum loan turn days; (c) minimum earnings before interest, taxes, depreciation and amortization; and (d) waived certain specified defaults in existence as of the date of the Waiver and Amendment.
As of December 31, 2014, $1.3 million was outstanding under the Gemino-Bonterra Credit Facility. At December 31, 2014, the Company was not in compliance with covenants contained in the Gemino-Bonterra Credit Facility and has obtained a waiver from Gemino (see table above).
On January 30, 2015, a certain wholly owned subsidiary of the Company, entered into a Seventh Amendment to the Credit Agreement with Gemino which amended the Gemino-Bonterra Credit Facility. The amendment extends the term of the Bonterra Credit Facility from January 31, 2015 to March 31, 2015.

PrivateBank Credit Facility
On September 20, 2012, the Company entered into a Loan and Security Agreement with PrivateBank ("PrivateBank Credit Facility"). Under the terms of the PrivateBank Credit Facility, PrivateBank provided a $10.6 million senior secured revolving credit facility for a three-year period with the borrowings thereunder being subject to a borrowing base and are offset by a $0.7 million standby letter of credit at December 31, 2012, increasing to $2.5 million at July 31, 2013.
The PrivateBank Credit Facility matures on September 20, 2015. Interest is accrued on the principal balance at an annual rate of the greater of (i) 1% plus the prime interest rate per annum, or (ii) 5% per annum. Payments for the interest are due monthly and commenced on October 1, 2012. In addition, there is a non-utilization fee of 0.5% on the unused portion of the available credit. The PrivateBank Credit Facility may be prepaid at any time without premium or penalty, provided that such prepayment is accompanied by a simultaneous payment of all accrued and unpaid interest, through the date of prepayment. The PrivateBank Credit Facility is secured by a first priority security interest in the real property and improvements constituting skilled nursing facilities owned and operated by the Company. AdCare has unconditionally guaranteed all amounts owed to PrivateBank under the PrivateBank Credit Facility.
Proceeds from the PrivateBank Credit Facility were used to pay off all amounts outstanding under a separate $2.0 million credit facility with PrivateBank under which certain subsidiaries of AdCare were borrowers.
On October 26, 2012, the Company and certain of its wholly owned subsidiaries, on the one hand, and PrivateBank entered into a Modification Agreement which amends the PrivateBank Credit Facility. The Modification Agreement amended the loan agreement to: (i) allow PrivateBank to issue additional letters of credit for the account of the borrowers under the loan agreement; and (ii) change the total amount that may be issued under any letters of credit to $2.5 million. The modification agreement did not change the maximum amount that may be borrowed under the loan agreement by the borrowers which remained at $10.6 million.
On January 25, 2013, the Company entered into a Memorandum of Agreement with PrivateBank pursuant to which three of the Company’s subsidiaries and their assets that collateralized the loan, which consist of the three skilled nursing facilities located in Arkansas known as the Aviv facilities, were released from liability under the PrivateBank Credit Facility. In exchange for the release from liability under the loan agreement, the Company made a payment in the amount of $0.7 million on December 28, 2012. The Memorandum of Agreement did not change the maximum amount that may be borrowed under the PrivateBank Credit Facility, which remained $10.6 million.
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
On November 26, 2013, certain wholly-owned subsidiaries of the Company entered into a Fourth Modification Agreement with PrivateBank which modified the PrivateBank Credit Facility. The modification, among other things: (i) increased the letter of credit amount available under the PrivateBank Credit Facility from $2.5 million to $3.5 million.
On July 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Fifth Modification Agreement with PrivateBank, effective July 22, 2014, which modified the PrivateBank Credit Facility. The modification, among other things: (i) increased the letter of credit amount available under the PrivateBank Credit Facility from $3.5 million to $3.8 million; and (ii) amended certain financial terms under the PrivateBank Credit Facility regarding debt service and interest charges.
On September 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Sixth Modification Agreement with PrivateBank, which modified the PrivateBank Credit Facility. Pursuant to the Modification: (i) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $10.6 million to $9.1 million; (ii) three of the Company's subsidiaries and their collateral were released from their obligations under the PrivateBank Credit Facility because one of the entities no longer operates a skilled nursing facility and each of the two remaining released entities have entered into new financing arrangements with HUD, as discussed below; and (iii) certain financial terms under the PrivateBank Credit Facility regarding minimum fixed charge coverage ratio were amended.

On December 17, 2014, certain wholly-owned subsidiaries of the Company entered into a Seventh Modification Agreement with PrivateBank, which modified the PrivateBank Credit Facility. Pursuant to the Modification: (i) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $9.1 million to $8.8 million and a Letter of Credit in the amount of $3.8 million was provided; and (iii) one of the PrivateBank Borrowers and their collateral were released from their obligations under the PrivateBank Credit Facility because the entity entered into new financing arrangements with HUD, as discussed below.

Certain subsidiaries of the Company are also borrowers under: (i) a credit facility with PrivateBank used to fund the purchase price of the acquisition of three skilled nursing facilities and an office facility located in Arkansas; and (ii) a credit facility with PrivateBank used to fund the purchase price of the West Markham Sub Acute and Rehabilitation Center located in Arkansas.

 As of December 31, 2014, $3.0 million was outstanding of the maximum borrowing amount of $8.8 million under the PrivateBank Credit Facility, subject to borrowing base limitations.  As of December 31, 2014, the Company has $3.8 million of outstanding letters of credit relating to this credit facility. At December 31, 2014, the Company was not in compliance with covenants contained in the PrivateBank Credit Facility and has obtained a waiver from PrivateBank (see table above).

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

The Woodland Nursing and Glenvue Nursing Credit Facility matures on September 24, 2017. Interest on the Woodland Nursing and Glenvue Nursing Credit Facility accrues on the principal balance thereof at a rate of interest equal to the greater of: (i) a floating per annum rate of interest equal to the prime rate plus 1.0%; or (ii) 5.0% per annum. These certain wholly-owned subsidiaries of the Company shall also pay to PrivateBank: (i) a one time non-refundable loan fee in the amount of $11,250 and (ii) a fee equal to 0.5% per annum of the unused portion of the Woodland Nursing and Glenvue Nursing Credit Facility. The Woodland Nursing and Glenvue Nursing Credit Facility is secured by a security interest in, without limitation, the accounts receivable and the collections and proceeds thereof relating to the Company’s two skilled nursing facilities located in Springfield, Ohio known as the Eaglewood Care Center and located in Glennville, Georgia known as the Glenview Health and Rehabilitation Center. AdCare has unconditionally guaranteed all amounts owing under the Woodland Nursing and Glenvue Nursing Credit Facility.

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

As of December 31, 2014, $1.1 million was outstanding of the maximum borrowing amount of $1.5 million under the
Woodland Nursing and Glenvue Nursing Credit Facility, subject to borrowing base limitations. At December 31, 2014, the Company was in compliance with covenants contained in the Woodland Nursing and Glenvue Nursing Credit Facility.
Georgetown and Sumter Credit Facility
On January 30, 2015, two wholly-owned subsidiaries of the Company, entered into a Loan Agreement (the "Georgetown and Sumter Credit Facility"), between Georgetown, Sumter and PrivateBank. The Georgetown and Sumter Credit Facility provides for a $9.3 million principal amount secured credit facility.
The Georgetown and Sumter Credit Facility matures on September 1, 2016. Interest on the Georgetown and Sumter Credit Facility accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Interest payments on the loan shall be due and payable monthly, beginning on March 1, 2015. The Georgetown and Sumter Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Georgetown and Sumter Credit Facility.
The Georgetown and Sumter Credit Facility contains customary events of default, including fraud or material misrepresentation or material omission, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, PrivateBank may terminate the Georgetown and Sumter Credit Facility and all amounts under the Georgetown and Sumter Credit Facility will become due and payable.
AdCare has unconditionally guaranteed all amounts owing under the Georgetown and Sumter Credit Facility. On January 30, 2015, proceeds from the Georgetown and Sumter Credit Facility were used to pay off all amounts outstanding under a separate $9.0 million credit facility with Metro City Bank under which certain subsidiaries of the Company were borrowers.
Northridge, Woodland Hills and Abington Credit Facility

On February 25, 2015, three wholly-owned subsidiaries of the Company entered into a Loan Agreement (the "Northridge, Woodland Hills and Abington Credit Facility") with PrivateBank. The PrivateBank Credit Facility provides for a $12.0 million principal amount secured credit facility.
The Northridge, Woodland Hills and Abington Credit Facility matures on September 1, 2016. Interest accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Principal and interest payments on the note shall be due and payable monthly, beginning on March 1, 2015. The facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Northridge, Woodland Hills and Abington Credit Facility.
AdCare has unconditionally guaranteed all amounts owing under the Northridge, Woodland Hills and Abington Credit Facility. On January 30, 2015, proceeds from the Northridge, Woodland Hills and Abington Credit Facility were used to pay off all amounts outstanding under a separate $12.0 million credit facility with KeyBank National Association ("KeyBank") under which certain subsidiaries of the Company were borrowers.
Contemporary Healthcare Senior
On August 17, 2012, in conjunction with the acquisition of Companions, a wholly owned subsidiary of the Company entered into a Loan Agreement with Contemporary Healthcare Capital LLC ("Contemporary") and issued a promissory note in favor of Contemporary with a principal amount of $0.6 million ("Contemporary $0.6 million Loan"). The Contemporary $0.6 million Loan matures on August 20, 2015 and interest accrues on the principal balance at an annual rate of 9.0%. Payments for the interest and a portion of the principal in excess of the borrowing base are payable monthly, commencing on September 20, 2012.
As of December 31, 2014, $0.2 million was outstanding under the Contemporary $0.6 million Loan. At December 31, 2014, the Company was not in compliance with covenants contained in the Contemporary $0.6 million Loan and has obtained a waiver from Contemporary (see table above).
Senior Debt—Guaranteed by HUD
Hearth and Home of Vandalia
In connection with the Company's January 2012 refinancing of the assisted living facility known as Hearth and Home of Vandalia, owned by a wholly owned subsidiary of AdCare, the Company obtained a term loan, insured by HUD, with a financial institution for a total amount of $3.7 million that matures in 2041. The term loan requires monthly principal and interest payments with a fixed interest rate of 3.74%. Deferred financing costs incurred on the term loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The term loan has a prepayment penalty of 8% starting in 2014, which declines by 1% each year through 2022. This term loan was assumed by the buyer in the closing of the sale of this facility that occurred in May 2013 pursuant to the terms of the sale agreement related to the sale of six of the Company's assisted living facilities located in Ohio (see Note 11 - Discontinued Operations).
The Pavilion Care Center
The Company has a term loan insured by HUD that totaled approximately $1.7 million at December 31, 2013. The HUD term loan requires monthly principal and interest payments of approximately $15,000 with a fixed interest rate of 5.95%. The term loan matures in 2027. Deferred financing costs incurred on this loan amounted to approximately $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2013 declining by 1% each year through 2017. The loan has certain restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement. The Company had $0.2 million of restricted assets related to this loan at December 31, 2013.

On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with
Red Mortgage Capital, LLC ("Red Capital") and HUD which modified the Pavilion Care Center Loan Agreement, dated November 27, 2007, that matures in 2027. The modification, among other things: (i) reduced the rate of interest therein provided from 5.95% per annum to 4.16% per annum, effective as of November 1, 2014; (ii) revised the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modified the prepayment provision of the loan.

As of December 31, 2014, the outstanding balance on the loan was $1.6 million. Additionally, the Company has $0.3 million in restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Pavilion Care Center Loan Agreement.

Hearth and Care of Greenfield

The Company has a term loan insured by HUD that totaled approximately $2.4 million at December 31, 2013. The HUD term loan requires monthly principal and interest payments of approximately $16,000 with a fixed interest rate of 6.5%. The term loan matures in 2038. Deferred financing costs incurred on this loan amounted to approximately $0.1 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% through 2013 declining by 1% each year through 2018. The loan has certain restrictive covenants and HUD regulatory compliance requirements including maintenance of certain restricted escrow deposits and reserves for replacement. The Company had $0.2 million of restricted assets related to this loan at December 31, 2013.

On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with Red Capital and HUD which modified the Hearth and Care of Greenfield Loan Agreement, dated July 29, 2008, that matures in 2038. The modification, among other things: (i) reduced the rate of interest therein provided from 6.50% per annum to 4.20% per annum, effective as of November 1, 2014; (ii) revised the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modified the prepayment provision of the loan.

As of December 31, 2014, the outstanding balance on the loan was $2.3 million. Additionally, the Company has $0.3 million in restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Hearth and Care of Greenfield Loan Agreement.

Woodland Manor
On September 24, 2014, a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Woodland Credit Facility”), with Housing & Healthcare Finance, LLC (“H&H”) in connection with the refinancing of the skilled nursing facility known as Eaglewood Care Center ("Eaglewood") located in Springfield, Ohio. The Woodland Credit Facility provides for a $5.7 million principal amount secured credit facility.
On September 24, 2014, the proceeds from the Woodland Credit Facility were used to pay off an existing credit facility with PrivateBank with respect to Eaglewood in the amount of $4.5 million and the Company received net proceeds of $0.6 million for working capital purposes.
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
In connection with entering into the Woodland Credit Facility, Woodland entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. As of December 31, 2014, $5.7 million was outstanding under the Woodland Credit Facility. The Company has $0.3 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Woodland Credit Facility.
Glenvue
On September 24, 2014, a wholly owned subsidiary of the Company entered into a Mortgage and Deed of Trust Agreement (the “Glenvue Credit Facility”), with H&H in connection with the refinancing of the skilled nursing facility known as Glenvue Health and Rehabilitation ("Glenvue"). The Glenvue Credit Facility provides for an $8.8 million principal amount secured credit facility.
The proceeds from the Glenvue Credit Facility were used to pay off an existing credit facility with PrivateBank with respect to the Glenvue facility in the amount of $6.3 million and the Company received net proceeds of $1.8 million for working capital purposes.
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

In connection with entering into the Glenvue Credit Facility, Glenvue entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. As of December 31, 2014, $8.8 million was outstanding under the Glenvue Credit Facility. The Company has $0.4 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Glenvue Credit Facility.
Autumn Breeze
On December 17, 2014, Mt. Kenn Property Holdings, LLC (“Mt. Kenn”), a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Mt. Kenn Credit Facility”), with KeyBank. The Mt. Kenn Credit Facility provides for a $7.6 million principal amount secured credit facility.
On December 17, 2014, the proceeds from the Mt Kenn Credit Facility were used to pay off two existing credit facilities with respect to the skilled nursing facility known as Autumn Breeze located in Marietta, Georgia, in the amount of $4.9 million and the Company received net proceeds of $0.9 million for working capital purposes.
The Mt. Kenn Credit Facility matures on January 1, 2045. Interest on the Mt. Kenn Credit Facility accrues on the principal balance thereof at an annual rate of 3.65%. The Mt. Kenn Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Mt. Kenn Credit Facility. HUD has insured all amounts owing under the Mt. Kenn Credit Facility.
The Mt. Kenn Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, KeyBank may, after receiving the prior written approval of HUD, terminate the Mt. Kenn Credit Facility and all amounts under the Mt. Kenn Credit Facility will become immediately due and payable.

In connection with entering into the Mt. Kenn Credit Facility, Mt. Kenn entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. The term loan 75% insured by the Small Business Association("SBA"), an agency of the United States of America, was repaid in conjunction with this financing.

As of December 31, 2014, $7.6 million was outstanding under the Mt. Kenn Credit Facility. The Company has $0.8 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Mt. Kenn Credit Facility.
Sale of Ohio ALFs
On December 28, 2012, the Company sold four of its assisted living facilities located in Ohio and used a portion of the proceeds to pay off the principal balance of their HUD loans in the amount of $6.4 million. On February 28, 2013, AdCare completed the sale of one additional assisted living facility and used the proceeds to repay the principal balance of the HUD loan with respect to the facility in the amount of $1.9 million (see Note 11 - Discontinued Operations).
Senior Debt—Guaranteed by USDA
For five skilled nursing facilities, the Company has term loans insured 70% to 80% by the United States Department of Agriculture ("USDA") with financial institutions that totaled approximately $27.1 million at December 31, 2014. The Company has $1.8 million of restricted assets related to these loans. The combined USDA loans require monthly principal and interest payments of approximately $0.2 million adjusted quarterly with a variable interest rate of prime plus 1% to 1.75% with floors of 5.50% to 6.00%. The loans mature at various dates starting in 2035 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.8 million and are being amortized to interest expense over the life of the loans. In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 6% to 8% through 2014, which decline by 1% each year capped at 1% for the remainder of the term.
At December 31, 2014, the Company was not in compliance with covenants contained in two of the five USDA loans and has obtained waivers with the USDA (see table above).

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
As of December 31, 2014, $1.2 million was outstanding under the CDC loan. At December 31, 2014, the Company was in compliance with covenants contained in the Stone County loan agreement.
Other Senior Debt—Guaranteed by SBA
For two facilities, the Company has term loans insured 75% by the SBA with a financial institution that totaled approximately $2.5 million at December 31, 2014. The combined SBA mortgage notes require monthly principal and interest payments of approximately $16,000 with an interest rate of 2.81% to 5.5%. The notes mature at various dates starting in 2031 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.2 million and are being amortized to interest expense over the life of the note. One of the loans has a prepayment penalty of 2.2% declining each year until year ten.
For one facility, a term loan in an amount of $2.0 million insured 75% by the SBA with a financial institution was paid off in 2014 in connection with a refinancing by HUD.
At December 31, 2014, the Company was in compliance with covenants contained in the SBA term loans.
Senior Debt—Bonds, net of Discount
Eaglewood Village Bonds
In April 2012, a wholly-owned subsidiary of the Company entered into a loan agreement with the City of Springfield in the State of Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield's Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The Series 2012 Bonds were issued pursuant to an April 2012 Indenture of Trust between the City of Springfield and the Bank of Oklahoma. The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum. The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.6 million and are being amortized to interest expense over the life of the loan. The bonds are secured by the Company's assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare. There is an original issue discount of $0.3 million and restricted assets of $0.3 million related to this loan.
As of December 31, 2014, $6.6 million was outstanding under the Series 2012A First Mortgage Revenue Bonds and $0.6 million was outstanding under the Taxable Series 2012B First Mortgage Revenue Bonds. The unamortized discount on the bonds was $0.2 million at December 31, 2014. At December 31, 2014, the Company was not in compliance with covenants contained in the Series 2012 Bonds and has obtained a waiver from the City of Springfield (see table above).
Quail Creek
In July 2012, a wholly owned subsidiary of the Company financed the purchase of a skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing & Rehabilitation Center ("Quail Creek") by the assumption of existing indebtedness under that certain Loan Agreement and Indenture of First Mortgage with The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust of that certain Bond Indenture, dated September 1, 1986, as amended as of September 1, 2001. The indebtedness under the Loan Agreement and Indenture consisted of a principal amount of $2.8 million. In July of 2012, the purchase price allocation of fair value totaling $3.2 million was assigned to this indebtedness resulting in a $0.4 million premium that was being amortized to maturity. The loan was originally scheduled to mature in August 2016 and accrued interest at a fixed rate of 10.25% per annum. The loan was secured by the Quail Creek facility.
On September 27, 2013, the outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account. Pursuant to the Loan Agreement and Indenture, the outstanding loan was prepaid on March 3, 2014, at par plus accrued interest in the amount of $3.1 million from the funds that were previously deposited into a restricted defeased bonds escrow account.
Riverchase
The Company's consolidated variable interest entity, Riverchase Village ADK, LLC ("Riverchase"), has revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the state of Alabama, which AdCare has guaranteed the obligation under the bonds.
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
As of December 31, 2013, the liabilities of Riverchase were classified as Liabilities of Variable Interest Entity Held for Sale.
As of December 31, 2014, $5.8 million was outstanding under the Series 2010A portion and $0.3 million was outstanding under the Series 2010 B portion of the bonds. The bonds contain an original issue discount that is being amortized over the term of the notes. The unamortized discount on the bonds was $0.2 million at December 31, 2014. At December 31, 2014, the Company was not in compliance with covenants contained in the Series 2010A and 2010B bonds and has obtained a waiver from the Medical Clinical Board of the City of Hoover (see table above).
Senior Debt—Other Mortgage Indebtedness
Quail Creek Credit Facility
In September 2013, QC Property Holdings, LLC ("QC"), a wholly owned subsidiary of the Company, entered into a loan agreement with Housing & Healthcare Funding, LLC in the amount of $5.0 million. The proceeds of this agreement were used to repay certain outstanding bonds that were assumed by QC upon its acquisition of the skilled nursing facility located in Oklahoma. Pursuant to the loan agreement, the bonds' outstanding principal and accrued interest to the prepayment date in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account (see Senior Debt—Bonds, net of Discount, Quail Creek in this Note 9). The bonds were paid in full in March 2014.
The loan agreement matures on September 27, 2016 and accrues interest at the one-month LIBOR rate plus 4.75%. The loan is secured by: (i) a first mortgage on the real property and improvements constituting the Quail Creek facility; (ii) a first priority interest on all furnishing, fixtures and equipment associated with the Quail Creek facility; and (iii) an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Quail Creek facility. AdCare has unconditionally guaranteed all amounts owning under the loan.
As of December 31, 2014, $5.0 million was outstanding under the loan agreement. The Company has $0.1 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the Quail Creek Credit Facility.
Woodland Manor
In connection with the Company's January 2012 acquisition of the skilled nursing facility known as Woodland Manor, the Company entered into a loan agreement for $4.8 million (the "Woodland Crefit Facility") with PrivateBank. The loan matured in December 2016 with a required final payment of $4.3 million and accrued interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum. The loan required monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and were being amortized to interest expense over the life of the loan. The loan had a prepayment penalty of 5% through 2012, which declined by 1% each year through 2015. The loan was secured by Woodland Manor and guaranteed by AdCare.

On September 24, 2014, that certain Loan Agreement, dated December 30, 2011, with PrivateBank in the outstanding principal amount of $4.5 million was repaid by the proceeds from the Woodland Credit Facility, noted above, and the Company received net proceeds of $0.5 million for working capital purposes.
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
A portion of the loan with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank on December 28, 2012, as discussed below. On December 28, 2012, certain subsidiaries of the Company entered into a Second Modification Agreement with PrivateBank which modified the loan agreement. The modification, among other things, extended the term of the PrivateBank loan from March 30, 2013 to December 31, 2016, released certain subsidiaries of the Company related to the Northridge facility and Woodland Hills facility from liability under two of the promissory notes and other related documents under the credit facility, and reduced the total outstanding amount owed under the credit facility from $21.8 million to $13.7 million.
On June 27, 2013, certain subsidiaries of the Company entered into a Third Modification Agreement with PrivateBank, dated as of June 26, 2013, which modified the loan agreement. Pursuant to the modification, PrivateBank waived certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR of one of the subsidiaries that is the operator of the Company's Little Rock facility.

On November 8, 2013, certain wholly-owned subsidiaries of the Company entered into a Fourth Modification Agreement with PrivateBank which modified the loan agreement. Pursuant to the modification, among other things: (i) Little Rock paid down $1.8 million of loan principal from the release of $1.4 million from a certain collateral account and from the release of $0.4 million from a certain sinking fund account; (ii) Little Rock deposited $0.9 million into certain debt service reserve account, and (iii) PrivateBank modified certain financial covenants under the credit facility regarding the minimum fixed charge coverage ratio and minimum EBITDAR, of one of the subsidiaries that is the operator of the Company's Little Rock facility.
The Company has $0.9 million of restricted assets related to this loan. As of December 31, 2014, $11.6 million was outstanding under loan agreement. At December 31, 2014, the Company was not in compliance with covenants contained in the loan agreement and has obtained a waiver from PrivateBank (see table above).
Stone County
In June 2012, Stone County entered into two loan agreements with Metro City Bank in the amounts of $1.3 million and $1.8 million. The proceeds of these agreements were used to refinance existing debt in the original principal amount of $3.1 million and to acquire the assets of a skilled nursing facility located in Arkansas known as the Stone County Nursing and Rehabilitation facility.
The $1.3 million loan from Metro City Bank was repaid with the funding from the CDC loan of $1.3 million. The $1.8 million Metro City Bank loan matures in June 2022 and accrues interest at the prime rate plus 2.25% with a minimum rate of 6.25% per annum. Deferred financing costs incurred on this loan amounted to $0.1 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 10% for any prepayment through June 2013. The penalty is reduced by 1% each year until the loan maturity date. The Metro City Bank loan is secured by the Stone County Nursing and Rehabilitation facility and is guaranteed by AdCare. The Company has $0.1 million of restricted assets related to this loan.
As of December 31, 2014, $1.7 million was outstanding under the Metro City Bank loan. At December 31, 2014, the Company was in compliance with covenants contained in the Metro City Bank loan.

Glenvue
In July 2012, Glenvue H&R Property Holdings LLC, a wholly-owned subsidiary of the Company, financed the acquisition of the Glenvue facility, by entering into a loan agreement for $6.6 million with PrivateBank. The loan matured in July 2014 with a required final payment of $6.4 million and accrued interest at an annual rate of the greater of (i) 6.0% per annum; or (ii) the LIBOR rate plus 4.0% per annum. The loan required monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and were amortized to interest expense over the life of the loan. The loan was secured by the Glenvue facility and guaranteed by AdCare. ,
On July 17, 2014, this wholly-owned subsidiary of the Company entered into a Modification Agreement with PrivateBank, effective July 2, 2014, which modified the loan agreement. The modification, among other things: (i) extended the maturity date of the loan agreement from July 2, 2014 to January 2, 2015; and (ii) amended certain financial terms under the loan agreement regarding debt service and interest charges.
On September 24, 2014, the loan agreement in the outstanding principal amount of $6.4 million was repaid by the proceeds from the Glenvue Credit Facility, noted above, and the Company received net proceeds of $1.8 million for working capital purposes.
Companions Specialized Care
In August 2012, a wholly owned subsidiary of the Company financed the acquisition of Companions by entering into a loan agreement for $5.0 million with Contemporary Healthcare Capital ("Contemporary"). The loan matures in August 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term. The loan is secured by the Companions facility and guaranteed by AdCare.
As of December 31, 2014, $5.0 million was outstanding under the loan, and the Company has $2.0 million of restricted assets related to this loan. At December 31, 2014, the Company was not in compliance with covenants contained in the Contemporary loan and has obtained a waiver from Contemporary (see table above).
Northridge, Woodland Hills and Abington
On December 28, 2012, the Company's wholly owned subsidiaries which own the Northridge, Woodland Hills and Abington facilities (the "KeyBank Borrowers") entered into a Secured Loan Agreement with KeyBank (the "KeyBank Credit Facility"). The KeyBank Credit Facility provides for a $16.5 million principal amount senior secured credit facility and matures on February 27, 2015; provided, however, that the KeyBank Borrowers may extend the maturity date by an additional six months if certain conditions are met. Interest on the KeyBank Credit Facility accrues on the principal balance thereof at an annual rate of 4.25% plus the current LIBOR rate. The KeyBank Credit Facility may be prepaid at any time without premium or penalty, provided that the KeyBank Borrowers pay any costs of KeyBank in re-employing such prepaid funds. AdCare and two of its subsidiaries have unconditionally guaranteed all amounts owing under the KeyBank Credit Facility.
Proceeds from the KeyBank Credit Facility were used to repay: (i) all amounts outstanding under an unsecured promissory note, dated April 1, 2012, issued by the Company in favor of Strome Alpha Offshore Ltd. in the amount of $5.0 million; (ii) an existing credit facility with Metro City Bank with respect to the Abington facility in the amount of $3.4 million; and (iii) the portion of the PrivateBank Credit Facility which relates to the Northridge and Woodland Hills facilities in the amount of $8.1 million.
On March 28, 2014, the Company entered into a Fourth Amendment to the Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the KeyBank Credit Facility. Pursuant to the amendment, among other things: (i) KeyBank waived the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014, such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage; and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
As of December 31, 2014, $12.0 million was outstanding under the KeyBank Credit Facility. The Company has $2.3 million of restricted assets related to this loan. At December 31, 2014, the Company was in compliance with covenants contained in the KeyBank Credit Facility.
Sumter Valley and Georgetown

In connection with the closing of the acquisition of the Sumter and Georgetown facilities located in South Carolina, two wholly owned subsidiaries of AdCare Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC entered into a Loan Agreement with Metro City Bank, dated December 31, 2012 in which Metro City Bank issued a promissory note for an aggregate principal amount of $7.0 million. Interest on the loan accrues on the principal balance thereof at an annual rate of 1.5% per annum plus the prime interest rate, to be adjusted quarterly (but in no event shall the total interest be less than 5.50% per annum), and payments for the interest are payable monthly, commencing on February 1, 2013. The entire outstanding principal balance of the loan, together with all accrued but unpaid interest thereon, was payable on February 1, 2014. AdCare and certain of its subsidiaries have unconditionally guaranteed all amounts owing under the loan.
In December 2013, the Company entered into a Note, Mortgage and Loan Agreement Modification Agreement with Metro City Bank which modified the loan agreement, which: (i) extended the maturity date from February 1, 2014 to February 1, 2015; (ii) increased the total amount available from $6.9 million to $9.0 million; (iii) established monthly deposits of $14,000 as cash collateral which the Company will make through the maturity date; (iv) required the Company to pay deferred financing fees of $0.2 million.
As of December 31, 2014, $9.0 million was outstanding under the loan, and the total restricted assets related to this loan are $0.8 million. At December 31, 2014, the Company was in compliance with covenants contained in the loan agreement.
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
As of December 31, 2014, $1.4 million was outstanding under the loan. At December 31, 2014, the Company was in compliance with covenants contained in the Loan Agreement with First Commercial Bank.
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
As of December 31, 2014, $1.0 million was outstanding under the loan. At December 31, 2014, the Company was in compliance with covenants contained in the Fidelity Bank Promissory Note.
Other Mortgage Indebtedness
The Company has various term loans with respect to four skilled nursing facilities that totaled approximately $13.6 million at December 31, 2014. The combined mortgage notes require monthly principal and interest payments of approximately $0.1 million with interest rates of 6.00% to 6.25%. The notes mature at various dates starting in 2016 through 2031. Deferred financing costs incurred on these loans amounted to approximately $0.5 million and are being amortized to interest expense over the life of the notes. At December 31, 2014, the Company was not in compliance with covenants contained in three of the four loans and has obtained waivers from PrivateBank (see table above).
Other Debt
Eaglewood Village Promissory Note
In January 2012, two wholly owned subsidiaries of AdCare issued a promissory note to the seller of the facility in the amount of $0.5 million in connection with the January 2012 acquisition of the assisted living facility known as Eaglewood Village located in Springfield, Ohio. The note matured in January 2014 and required a final payment of $0.5 million. The note bore interest at 6.5% per annum payable monthly beginning in February 2012. The note required monthly principal and interest payment. The note could be prepaid without penalty at any time. This note was paid in full by the Company in January 2014.
Sumter Valley Promissory Note

In connection with the acquisition of the facility known as Sumter Valley Nursing and Rehab in December 2012, a subsidiary of AdCare issued a promissory note to the seller of the facility in the amount of $0.3 million. Interest on the note accrues at a rate of 6% per annum. Principal and interest payments on the note shall be due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2014, or the date upon which the Company refinances its loan relating to the Sumter facility. AdCare has unconditionally guaranteed all amounts owed under the note. The note was paid in full by the Company in December 2013 with funds received from the refinance with Metro City discussed under the heading Senior Debt—Other Mortgage Indebtedness - Sumter Valley and Georgetown in this Note 9.
Georgetown Promissory Note
In connection with the acquisition of the facility known as Georgetown Healthcare and Rehab in December 2012, a subsidiary of AdCare issued a secured subordinated promissory note to the seller of the Georgetown facility in the amount of $1.9 million. Interest on the note accrued at a rate of 7% per annum. Interest payments on the note were due and payable monthly, beginning on February 1, 2013, with a final payment due on the earlier of December 31, 2013; or the date upon which the Company refinanced its loan with Metro City Bank relating to the Georgetown Healthcare and Rehab Facility. AdCare unconditionally guaranteed all amounts owing under the note. The note was paid in full by the Company in December 2013 with funds received from the Metro City refinance discussed under the heading Senior Debt—Other Mortgage Indebtedness - Sumter Valley and Georgetown in this Note 9.
Pinnacle Healthcare Promissory Notes
The Company previously issued promissory notes in the aggregate principal amount of $2.4 million. The notes matured March 1, 2014, and bore interest at 7% payable quarterly in arrears the first day of each December, March, June and September beginning December 1, 2011. This note was paid in full by the Company in March 2014.
Mountain Trace Promissory Notes
Mountain Trace ADK, LLC, a wholly owned subsidiary of AdCare, previously issued promissory notes in the aggregate principal amount of $1.0 million. The notes matured April 1, 2013, and bore interest at 11% payable quarterly in arrears the first day of each January, April, July and October beginning July 1, 2011. These notes were paid in full by the Company on April 1, 2013.
First Insurance Funding
In March 2014, the Company obtained financing from First Insurance Funding and entered into Commercial Premium Finance Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 and maturing on December 31, 2014. The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with an interest rate of 2.5%. At December 31, 2014, the outstanding amount was approximately $0.3 million.
Convertible Debt
Subordinated Convertible Notes Issued in 2010 (the "2010 Notes")
On October 26, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to them an aggregate of $11.1 million in principal amount of the 2010 Notes, bearing 10% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.
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
The 2010 Notes were convertible at the option of the holder into shares of common stock of the Company at a current conversion price of $3.73 (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events) that were subject to future reductions if the Company issued equity instruments at a lower price. Since there was no minimum conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed that was required to be bifurcated from the 2010 Notes and accounted for separately as a derivative liability recorded at fair value. At the time of initial measurement, the derivative had an estimated fair value of $2.6 million resulting in a discount on the 2010 Notes. The discount was amortized over the term of the 2010 Notes.

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
During the twelve months ended December 31, 2014, holders of the 2010 notes converted approximately $6.9 million of principal and accrued and unpaid interest outstanding under such notes into shares of common stock at a price of $3.73 per share. The Company recognized a $1.8 million loss on extinguishment of debt during the twelve months ended December 31, 2014 related to the difference between the conversion price and the market price on the date the 2010 Notes were converted into shares of common stock.
The schedule below summarizes the note conversions and number of shares of common stock issued for each conversion since inception:

Date of conversion	Conversion Price	Shares of Common Stock Issued	Debt and Interest Converted
2011:
July 2011	$4.13	18,160	$75,000
November 2011	$3.92	19,132	$75,000
Subtotal		37,292	$150,000
2013:
February 2013	$3.73	6,635	$24,749
March 2013	$3.73	6,635	$24,749
April 2013	$3.73	67,024	$250,000
August 2013	$3.73	284,878	$1,062,595
September 2013	$3.73	246,264	$918,553
October 2013	$3.73	448,215	$1,671,840
November 2013	$3.73	136,402	$508,778
December 2013	$3.73	82,326	$307,067
Subtotal		1,278,379	$4,768,331
2014:
January 2014	$3.73	788,828	$2,942,328
July 2014	$3.73	26,810	$100,000
August 2014	$3.73	1,045,575	$3,900,000
Subtotal		1,861,213	$6,942,328
Total		3,176,884	$11,860,659
As of December 31, 2014, there was no outstanding balance under the 2010 Notes.
Subordinated Convertible Notes Issued in 2011 (the "2011 Notes")
On March 31, 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to them an aggregate of $2.1 million in principal amount of the 2011 Notes. On April 29, 2011, the Company issued an additional $1.8 million in principal amount of the 2011 Notes. On May 6, 2011, the Company issued an additional $0.6 in principal amount of the 2011 Notes. Approximately $1.4 million of the proceeds obtained were used to repay the short-term promissory note that was issued March 31, 2011 and related accrued interest.
The 2011 Notes bore interest at 10% per annum and were payable quarterly in cash in arrears beginning June 30, 2011. The 2011 Notes matured on March 31, 2014. Debt issuance costs of $0.6 million were being amortized over the life of the 2011 Notes.
The 2011 Notes were convertible at the option of the holder into shares of common stock of the Company at a conversion price of $4.80 per share (adjusted for a 5% stock dividends paid on October 14, 2011 and October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The 2011 Notes were unsecured and subordinated in right of payment to existing and future senior indebtedness.
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
Subordinated Convertible Notes Issued in 2012 (the "2012 Notes")
On June 28, 2012, the Company entered into a Securities Purchase Agreement, dated as of June 28, 2012, with certain accredited investors pursuant to which the Company sold to them on July 2, 2012 an aggregate of $7.5 million in principal amount of the 2012 Notes. The 2012 Notes bear interest at 8% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012. The 2012 Notes mature on July 31, 2015. The 2012 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company. The $7.5 million principal amount of the 2012 Notes includes a refinancing of existing indebtedness of $5.0 million of promissory notes issued to Cantone Asset Management LLC.
At any time on or after the six-month anniversary of the date of issuance of the notes, the notes are convertible at the option of the holder into shares of common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events).
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
In addition, the holders of a majority of the aggregate principal amount of notes then outstanding may require the Company to redeem all or any portion of the notes upon a change of control transaction, at a redemption price in cash equal to 110% of the redemption amount. As of December 31, 2014, the outstanding principal amount of the 2012 Notes is $7.5 million.
Subordinated Convertible Promissory Notes Issued in 2014 (the "2014 Notes")
The Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company sold, on March 28, 2014, an aggregate of $6.5 million in principal amount of the 2014 Notes. The 2014 Notes bear interest at 10.0% per annum and such interest is payable quarterly in cash in arrears beginning on June 30, 2014. The 2014 Notes mature on April 30, 2015. The 2014 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.
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
Approximately $14.0 million of the scheduled maturities in 2015 relate to the 2012 Notes and the 2014 Notes. While management cannot predict with certainty, we anticipate that some holders of the subordinated convertible notes will elect to convert their subordinated convertible notes into shares of common stock provided the common stock continues to trade above the applicable conversion price for such notes. The conversion prices are $3.97 and $4.50 for the 2012 and 2014 Notes, respectively. If all of the subordinated convertible notes had been converted to common stock at December 31, 2014, then the Company would have been required to issue approximately 4.0 million shares of common stock.

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
 The Company incurred de minimis acquisition costs during the year ended December 31, 2014 and approximately $0.6 million during the year ended December 31, 2013. Acquisition costs are recorded  in “Other Income (Expense)” section of the Consolidated Statements of  Operations.
The Company had no acquisitions during the years ended December 31, 2014 or 2013.
NOTE 11. DISCONTINUED OPERATIONS
On December 1, 2012, the Company entered into a sublease arrangement to exit the operations of a skilled nursing facility located in Jeffersonville, Georgia.
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

On December 18, 2013, Riverchase, our consolidated variable interest entity, entered into a sales listing agreement to sell Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama.
During the twelve months ended December 31, 2013, the Company recognized a $0.5 million impairment charge to write down the carrying value of certain lease rights, equipment, and leasehold improvement values of a facility located in Thomasville, Georgia. The impairment charges represent changes in fair value from the carrying value.
During 2013, the Company recognized an impairment loss of $0.7 million related to two facilities located in Tybee Island, Georgia.
For the year ended December 31, 2013, the Company determined that an impairment adjustment was required for the goodwill recorded when the Company acquired the land, building, improvements, furniture, fixtures and equipment of Companions on August 17, 2012. Accordingly, the Company recorded a goodwill impairment charge of $0.8 million in the fourth quarter of 2013.
On March 31, 2014, the Company entered into a representation agreement to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma, to exit the operations. During 2014, the Company recognized a $1.8 million loss on impairment to adjust the net book value of Companions to properly reflect the fair market value. In March 2015, the Company entered into an asset purchase agreement to sell Companions. Closing is expected after completion of customary closing conditions. (See Note 20 - Subsequent Events).
On July 1, 2014, the Company entered into an agreement, effective July 1, 2014, to sublease a 52-bed skilled nursing facility located in Thomasville, Georgia to a local nursing home operator.
On September 22, 2014, as part of its ongoing strategic plan to transition from an owner and operator of healthcare facilities to a healthcare property holding and leasing company, two wholly-owned subsidiaries of the Company entered into separate lease agreements to lease a 182-bed skilled nursing facility located in Attalla, Alabama and a 124-bed skilled nursing facility located in Glencoe, Alabama to a local nursing home operator (the "Alabama Operator") effective November 1, 2014.
On September 30, 2014, the lease agreement to operate a 90-bed skilled nursing facility located in Cassville, Missouri expired. The Company elected not to renew the lease agreement consistent with its strategic plan to transition to a healthcare property holding and leasing company.
On October 22, 2014, two wholly-owned subsidiaries of the Company entered into separate sublease agreements, effective November 1, 2014, to sublease a 130-bed skilled nursing facility located in Dublin, Georgia and an 86-bed skilled nursing facility located in Lumber City, Georgia to a local nursing home operator (the "Georgia Operator").
On November 1, 2014, and in connection with the October 22, 2014 sublease agreements, two wholly-owned subsidiaries of the Company entered into separate operations transfer agreements, effective November 1, 2014, to transfer the operations of a 130-bed skilled nursing facility located in Dublin, Georgia and a 86-bed skilled nursing facility located in Lumber City, Georgia to the Georgia Operator. On November 1, 2014, and in connection with the September 22, 2014 lease agreements, two wholly-owned subsidiaries of the Company entered into separate operations transfer agreements with the Alabama Operator to transfer the operations of the 182-bed skilled nursing facility located in Attalla, Alabama and the 124-bed skilled nursing facility located in Glencoe, Alabama to the new operator effective upon full licensure and approval to operate the facilities in the state of Alabama.
On and effective as of November 1, 2014, two wholly-owned subsidiaries of the Company entered into separate at-risk management agreements with the Alabama Operator to manage the 182-bed skilled nursing facility located in Attalla, Alabama and the 124-bed skilled nursing facility located in Glencoe, Alabama. The at-risk management agreements terminate on the day the Alabama Operator obtains full licensure and approval to operate the facilities in the state of Alabama and the operations transfer agreements take effect.
As of December 1, 2014, the Alabama Operator had received full licensure and approval from the State of Alabama to independently operate the 182-bed skilled nursing facility located in Attalla, Alabama and the 124-bed skilled nursing facility located in Glencoe, Alabama. In accordance with the at-risk management agreements and operations transfer agreements, operations were immediately transferred from the two wholly-owned subsidiaries of the Company to the Alabama Operator on December 1, 2014.
The results of operations and cash flows for the Jeffersonville, Georgia skilled nursing facility, the two skilled nursing facilities in Tybee Island, Georgia, the assisted living facility in Hoover, Alabama, the skilled nursing facility in Tulsa, Oklahoma, the skilled nursing facility in Thomasville, Georgia, the two skilled nursing facilities in Attalla, Alabama and Glencoe, Alabama, the skilled nursing facility in Cassville, Missouri, and the two skilled nursing facilities in Dublin, Georgia and Lumber City, Georgia are reported as discontinued operations in 2014 and 2013.
For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified in the activities below.
The following table summarizes the activity of discontinued operations for the years ended December 31, 2014 and 2013:

(Amounts in 000’s)	December 31, 2014	December 31, 2013
Total revenues from discontinued operations	$32,282	$43,532
Net loss from discontinued operations	$(1,510)	$(1,255)
Interest expense, net from discontinued operations	$(1,049)	$(1,128)
Income tax benefit (expense) from discontinued operations	$253	$(33)
Loss on impairment from discontinued operations	$(1,782)	$(1,972)
Loss on disposal of assets from discontinued operations	$—	$(467)

Assets and liabilities of the disposal groups held for sale at December 31, 2014 and 2013 are as follows:

Amounts in (000's)	December 31, 2014	December 31, 2013
Property and equipment, net	$3,777	$400
Other assets	2,036	—
Assets of disposal group held for sale	$5,813	$400

Notes payable	$5,197	$—
Liabilities of disposal group held for sale	$5,197	$—

Certain assets of Companions have been reclassified to Assets of disposal group held for sale as of December 31, 2014 are included in the table above. These certain assets of Companions had been classified as Assets of disposal group held for use at December 31, 2014 and are shown in the table below.

Amounts in (000's)	December 31, 2014	December 31, 2013
Property and equipment, net	—	5,135
Assets of disposal group held for use	—	5,135
On December 18, 2013, Riverchase, our consolidated variable interest entity, executed a sales listing agreement for the 105-unit assisted living facility located in Hoover, Alabama to exit the operations (for further information on our variable interest entity, see Note 15 - Variable Interest Entity). Assets and liabilities of the variable interest entity held for sale at December 31, 2014 and 2013 are as follows:

Amounts in (000's)	December 31, 2014	December 31, 2013
Property and equipment, net	5,893	5,893
Other assets	31	52
Assets of variable interest entity held for sale	5,924	5,945

Bonds payable	5,956	6,034
Liabilities of variable interest entity held for sale	5,956	6,034

NOTE 12. PREFERRED STOCK
Preferred Stock Offerings
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
NOTE 13. STOCKHOLDERS' EQUITY
Shares Authorized and Reserved
At December 31, 2014, the Company had reserved approximately 7.7 million shares of its authorized but unissued common stock for possible future issuance in connection with the following outstanding items:

Shares (000's)
Options outstanding and authorized for future grants in approved plans for stock options	935
Common stock warrants outstanding — employees	1,689
Common stock warrants outstanding — nonemployees	1,028
Convertible shares issuable under debt agreements (including additional 20% required under agreements)	4,000
Total authorized shares reserved	7,652

NOTE 14. STOCK BASED COMPENSATION
The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2014 and 2013:

	December 31,
Amounts in (000's)	2014	2013
Employee compensation:
Stock options	$305	$522
Employee warrants	149	140
Management restricted stock	139	28
Total employee stock-based compensation expense	$593	$690
Non-employee compensation
Board restricted stock	$315	$268
Board stock options	236	117
Warrants	11	22
Total non-employee stock-based compensation expense	$562	$407
Total stock-based compensation expense	$1,155	$1,097
The Company uses the Black-Scholes-Merton option-pricing model for estimating the fair values of employee share options, employee and nonemployee warrants and similar instruments with the following key assumptions:
Expected Dividend Yield:    The Company has not historically paid cash dividends on its common stock. Accordingly, our expected dividend yield is zero.
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
The assumptions used in calculating the fair value of employee stock options and warrants using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	2014	2013
Dividend Yield	—%	—%
Expected Volatility	40.9% - 51.0%	43.3% - 63.2%
Risk-Free Interest Rate	0.89% - 1.73%	0.12% - 0.88%
Expected Term	5.2 years	5.2 years
The assumptions used in calculating the fair value of nonemployee stock options and warrants using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	2014	2013
Dividend Yield	—%	—%
Expected Volatility	38.9% - 39.7%	46.9% - 50.3%
Risk-Free Interest Rate	0.73% - 1.06%	0.07% - 0.32%
Expected Term	2 - 10 years	2 - 10 years
Employee and Non-employee Stock Options
The Company has three employee stock option plans:

•	The 2004 Stock Incentive Plan, which expired March 31, 2014.

•	The 2005 Stock Incentive Plan, which expires September 30, 2015 and provides for a maximum of 578,812 shares of common stock to be issued.

•	The 2011 Stock Incentive Plan, which expires March 28, 2021 and provides for a maximum of 2,152,500 shares of common stock to be issued.
All three plans permit the granting of incentive or nonqualified stock options. The 2011 Stock Incentive Plan also permits the granting of restricted stock. The plans are administered by the Board which has the authority to determine the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The Company intends to use only the 2011 Stock Incentive Plan to make future grants. The number of securities remaining available for future issuance is 471,526.
The following summarizes the Company's employee and non-employee stock option activity for the years ended December 31, 2014 and 2013:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2012	1,351	$4.57
Granted	778	$4.23
Exercised	(10)	$3.52
Forfeited	(210)	$4.10
Expired	(105)	$3.62
Outstanding at December 31, 2013	1,804	$4.54	7.5 years	$448
Vested at December 31, 2013	539	$4.77	5.9 years	$177
Vested or Expected to Vest at December 31, 2013 (a)	1,592	$4.59	5.9 years	$400

Outstanding at December 31, 2013	1,804	$4.54
Granted	159	$4.01
Exercised	(251)	$3.83
Forfeited	(581)	$4.17
Expired	(196)	$4.35
Outstanding at December 31, 2014	935	$4.91	7.3 years	$61
Vested at December 31, 2014	647	$5.28	6.7 years	$48
Vested or Expected to Vest at December 31, 2014 (a)	893	$4.94	7.3 years	$61

(a) Includes forfeiture adjusted unvested shares.
The weighted average grant date fair value of options granted during the years ended December 31, 2014 and 2013, was $1.61 and $1.92, respectively. At December 31, 2014, the Company has approximately $0.4 million of unrecognized compensation expense related to unvested options. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.1 years. The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013, was $0.1 million and $0.02 million, respectively.

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2014:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$1.30	16	0.9	$1.30	16	$1.30
$1.31 - $3.99	181	7.2	$3.91	54	$3.93
$4.00 - $4.30	383	7.8	$4.13	245	$4.10
$4.31 - $4.99	40	8.5	$4.51	17	$4.61
$5.00 - $7.62	315	7.0	$6.67	315	$6.67
Total	935	7.3	$4.91	647	$5.28

In addition to the Company's stock option plans, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee of the Board. The Board administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.
Employee Common Stock Warrants
The following summarizes the Company's employee common stock warrant activity for the years ended December 31, 2014 and 2013:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2012	1,806	$2.98
Granted	70	$5.90
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2013	1,876	$3.09	4.8 years	$2,415
Vested at December 31, 2013	1,701	$2.90	4.4 years	$2,402
Vested or Expected to Vest at December 31, 2013 (a)	1,855	$3.07	4.8 years	$2,414

Outstanding at December 31, 2013	1,876	$3.09
Granted	300	$4.49
Exercised	(367)	$3.45
Forfeited	(82)	$5.33
Expired	(39)	$2.59
Outstanding at December 31, 2014	1,688	$3.16	4.6 years	$1,696
Vested at December 31, 2014	1,389	$2.87	3.5 years	$1,696
Vested or Expected to Vest at December 31, 2014 (a)	1,618	$3.10	4.4 years	$1,696

(a) Includes forfeiture adjusted unvested shares.
The weighted average grant date fair value of employee warrants granted during the year ended December 31, 2014 and 2013, was $1.68 and $3.06, respectively. The Company has approximately $0.5 million of unrecognized compensation expense related to unvested employee warrants as of December 31, 2014. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.8 years.

Restricted Stock
In December 2013, the Company issued, pursuant to the 2011 Stock Incentive Plan, 30,000 shares of common stock with a three-year restriction to its Chief Financial Officer. The restricted stock has all the rights of a shareholder from the date of grant including, without limitation, the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the grant date closing stock price of $4.34.
In October 2014, 20,000 of the shares of common stock with a three-year restriction were forfeited upon the resignation of the Company's Chief Financial Officer. The related compensation expense recognized for the years ended December 31, 2014 and 2013, was $0.04 million and $0.001 million, respectively.
On October 10, 2014, pursuant to the 2011 Stock Incentive Plan, the Company granted 150,000 shares of common stock with a three-year restriction to its President and Chief Executive Officer. The restricted stock shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date and has all the rights of a shareholder from the date of grant including, without limitation, the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the grant date closing stock price of $4.49. The related compensation expense recognized for the year ended December 31, 2014 was $0.04 million.
On December 17, 2014, pursuant to the 2011 Stock Incentive Plan, the Company granted 70,515 shares of common stock with a three-year restriction, depending upon the agreement, to its Board. The three-year restricted stock shall vest in full on the three-year anniversary subsequent to the grant date and the three-year restricted stock shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date. The restricted stock has all the rights of a shareholder from the date of grant including, without limitation, the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the grant date closing stock price of $3.90. The related compensation expense recognized for the year ended December 31, 2014 was $0.01 million.
The following summarizes the Company's restricted stock activity for the year ended December 31, 2014 and 2013:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2012	284	3.20
Granted	30	$4.34
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2013	314	$3.31

Granted	221	$4.30
Vested	(10)	$4.34
Forfeited	(20)	$4.34
Unvested at December 31, 2014	505	$3.68
The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2014 and 2013 was $4.30 and $4.34, respectively. The Company has approximately $1.0 million of unrecognized compensation expense related to unvested restricted stock awards as of December 31, 2014. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.6 years.

Nonemployee Common Stock Warrants
The following summarizes the Company's nonemployee common stock warrant activity for the period ended December 31, 2014 and 2013:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2012	1,961	$3.77
Granted	85	$3.96
Exercised	(28)	$1.05
Forfeited	(29)	$2.27
Outstanding at December 31, 2013	1,989	$3.84	1.0 year	$1,054
Vested at December 31, 2013	1,989	$3.84	1.0 year	$1,054
Vested or Expected to Vest at December 31, 2013 (a)	1,989	$3.84	1.0 year	$1,054

Outstanding at December 31, 2013	1,989	$3.84
Granted	274	$4.12
Exercised	(908)	$3.59
Forfeited	—	$—
Expired	(327)	$4.49
Outstanding at December 31, 2014	1,028	$3.93	2.3 years	$124
Vested at December 31, 2014	803	$3.90	1.6 years	$124
Vested or Expected to Vest at December 31, 2014 (a)	1,028	$3.93	2.3 years	$124

(a) Includes forfeiture adjusted unvested shares.
During the years ended December 31, 2014 and 2013, the Company granted warrants to nonemployees with a weighted-average grant date fair value of $1.48 and $1.14, respectively. The warrants have contractual terms between two and ten years. The Company has approximately $0.3 million of unrecognized compensation expense related to unvested employee warrants as of December 31, 2014. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.0 years. The total intrinsic value of nonemployee common stock warrants exercised during the years ended December 31, 2014 and 2013, was $0.8 million and $0.1 million, respectively.

The table below reflects the outstanding options and warrants by exercise price:

Options (000's)	Employee Warrants (000's)	Non-employee Warrants (000's)	Exercise Price
	202		$1.04
16			$1.30
	198		$1.93
	221		$2.57
	116		$2.59
	221		$3.43
	116		$3.46
		50	$3.80
		548	$3.81
104			$3.90
77	105		$3.93
		85	$3.96
		225	$4.04
2			$4.05
248			$4.06
		55	$4.08
32			$4.11
101			$4.30
	116		$4.32
15			$4.33
		16	$4.37
	300		$4.49
		49	$4.50
	70		$4.58
25			$4.61
105			$5.71
	23		$5.90
105			$6.67
105			$7.62
935	1,688	1,028

NOTE 15. VARIABLE INTEREST ENTITIES
The Company has one variable interest entity that is required to be consolidated because AdCare has control as primary beneficiary. A "primary beneficiary" is the party in a VIE that has both of the following characteristics: (i) The power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For a further description of the VIE, see Note 19 - Related Party Transactions - "Riverchase".
On June 22, 2013, the Company and Riverchase Village ADK, LLC ("Riverchase"), our consolidated variable interest entity which is owned and controlled by Christopher Brogdon (a Company Director and a greater than 5% beneficial owner of the common stock), agreed to mutually terminate the five year management agreement, dated June 22, 2010, pursuant to which a subsidiary of the Company supervised the management of the Riverchase Village facility, a 105-bed assisted living facility located in Hoover, Alabama and owned by Riverchase, for a monthly fee equal to 5% of the monthly gross revenues of the

Riverchase Village facility.

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

On December 18, 2013, Riverchase entered into a sales listing agreement to sell the Riverchase Village facility. On April 1, 2014, Riverchase entered into a purchase and sale agreement to sell the Riverchase Village facility to a third-party purchaser; however, the agreement was terminated on August 6, 2014.
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
On October 10, 2014, AdCare and certain of its subsidiaries entered into a second amendment to the Letter Agreement, as amended (the “Letter Agreement Second Amendment”), with Mr. Brogdon and entities controlled by Mr. Brogdon, pursuant to which the Company reduced the principal amount of the note issued by Mr. Brogdon by the amount equal to $92,323 (which represents the amount of the Tax Payment) plus $255,000 (which represents an offset of amounts owed by the Company to Mr. Brogdon under his Consulting Agreement with the Company). The Letter Agreement Second Amendment also amended the Letter Agreement, as amended, to provide that upon the closing of the sale of the Riverchase Village facility to a third party purchaser, the net sales proceeds from such sale shall be distributed so that any net sales proceeds shall first be paid to the Company to satisfy the $177,323 outstanding under the note issued by Riverchase to the Company, which note is discussed below. The Letter Agreement was amended a third time in March 2015 (see Note 20 - Subsequent Events).
AdCare is a guarantor of Riverchase’s obligations with respect to certain revenue bonds issued by the City of Hoover in connection with the Riverchase Village facility, and in order to preserve the Company's interest in the sale of the Riverchase Village facility, the Company made a payment in the amount of $85,000 (the "Principal Obligation") on behalf of Riverchase with respect to its obligations under the bonds. On October 10, 2014, Riverchase issued a promissory note in favor of the Company in the principal amount of $177,323, which represented the amount of Tax Payment plus the Principal Obligation. The note does not bear interest and is due upon the closing of the sale of the Riverchase Village facility. This note was subsequently amended in March 2015 (see "Note 20 - Subsequent Events").

The following summarizes the assets and liabilities of the variable interest entities included in the consolidated balance sheets:
Riverchase Village Facility—Assets and Liabilities:

	December 31,
(Amounts in 000's)	2014	2013
Cash	$—	$—
Accounts receivable	—	119
Assets of variable interest entity held for sale	5,924	5,945
Other assets	343	371
Total assets	$6,267	$6,435

Accounts payable	$1,923	$1,793
Accrued expenses	651	58
Current portion of notes payable	177	184
Liabilities of variable interest entity held for sale	5,956	6,034
Noncontrolling interest	(2,440)	(1,634)
Total liabilities	$6,267	$6,435

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
As of December 31, 2014 and 2013, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.
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
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and Boyd P. Gentry, AdCare’s former Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon (a director of the Company, owner of greater than 5% of the outstanding commons stock and a former Chief Acquisition Officer of the Company) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma (the “Oklahoma Facilities”) that are managed by an AdCare subsidiary. The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint sought damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees.  On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regardin
g the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants. On February 10, 2015, Plaintiffs and the defendants participated in a voluntary mediation in an attempt to resolve the case. Although the case did not settle at the mediation, Plaintiffs and defendants continued to negotiate over the following weeks and executed a settlement agreement on March 30, 2015 (the "Clanton Settlement Agreement") to settle all claims for a lump sum payment of $2,000,000. Under the Clanton Settlement Agreement, the Company is to pay $600,000 to the Plaintiffs with the balance thereof to be paid by two of the Company's insurance carriers. The Company and the other defendants in the matter deny all of the Plaintiff's claims and any wrongdoing but agreed to settle the matter to avoid the continued expense and unpredictability of litigation.
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

On March 7, 2014 the Company responded to a letter received from the Ohio Attorney General ("OAG") dated February 25, 2014 demanding repayment of approximately $1.0 million as settlement for alleged improper Medicaid payments related to seven Ohio facilities affiliated with the Company. The OAG alleged that the Company had submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws. The Company intends to defend itself against the claims. The Company has not recorded a liability for this matter because the liability, if any, and outcome cannot be determined at this time.

On October 30, 2014, the Company and the prior owner of a certain 118-bed skilled nursing facility located in Oklahoma City, Oklahoma entered into a confidential settlement agreement that resolved pending claims between the parties, including breach of contract and tort claims that had been asserted by the Company and\or its affiliates. As a result of the settlement, the Company has not recorded a reserve against any receivable that it contended might be owed.

Income Tax Examinations
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. On May 7, 2014, the IRS completed and closed the examination and no changes were required to the Company's 2011 income tax return.
In October 2014, the Georgia Department of Revenue ("GDOR") initiated an examination of the Company's Georgia income tax returns and net worth returns for the 2010, 2011, 2012, and 2013 income tax years. To date, the GDOR has not proposed any adjustments.
To the Company's knowledge, it is not currently under examination by any other major income tax jurisdiction.

Commitments
Special Termination Benefits
In 2014, the Company incurred certain salary retirement and continuation costs of approximately $2.6 million related to separation agreements with certain of the Company's current and former officers, an amendment to the consulting agreement with Mr. Brogdon (a Company Director), and future severance due to certain employees resulting from the Company's transition from an owner and operator of healthcare properties to lessor and sublessor of healthcare properties. The benefits include wage continuation and fringe benefits which are to be paid out to these former officers and employees over various future periods ranging from a one-month period to a 12-month period.
Commitment to Future Lease Payments
A leased skilled nursing facility has signed a security agreement associated with the lessor, Covington Realty, LLC, in conjunction with the lessor's refinancing of the project through HUD. The commitment gives the lender the right to pursue the facility for unpaid lease payments to the lessor.

NOTE 17. INCOME TAXES
The provision for income taxes attributable to continuing operations for the years ended December 31, 2014 and 2013 are presented below.

	December 31,
(Amounts in 000's)	2014	2013
Current Tax Expense:
Federal	$—	$—
State	34	55
	$34	$55
Deferred Tax Expense:
Federal	$95	$87
State	3	—
	$98	$87
Total income tax expense	$132	$142
The income tax expense applicable to continuing and discontinued operations is presented below.

	December 31,
(Amounts in 000's)	2014	2013
Income tax expense on continuing operations	$132	$142
Income tax (benefit) expense on discontinued operations	(253)	33
Total income tax (benefit) expense	$(121)	$175

At December 31, 2014 and 2013, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
(Amounts in 000's)	2014	2013
Net current deferred tax asset:
Allowance for doubtful accounts	$2,513	$1,638
Accrued expenses	807	48
	3,320	1,686
Net long-term deferred tax asset (liability):
Net operating loss carry forwards	14,172	8,789
Property, equipment & intangibles	(2,363)	(2,346)
Stock based compensation	725	1,081
Convertible debt adjustments	785	2,141
Other	—	—
	13,319	9,665
Total deferred tax assets	16,639	11,351
Valuation allowance	(16,675)	(11,542)
Net deferred tax liability	$(36)	$(191)
The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31,
	2014	2013
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes	6.9%	(0.5)%
Consolidated VIE LLC's	(1.5)%	(2.0)%
Nondeductible expenses	(9.7)%	(4.8)%
Other	(0.2)%	(1.7)%
Change in valuation allowance	(28.8)%	(26.3)%
Effective tax rate	0.7%	(1.3)%
As of December 31, 2014, the Company had consolidated federal net operating loss ("NOL") carry forwards of $38.6 million. These NOLs begin to expire in 2018 through 2034 and currently are offset by a full valuation allowance. As of December 31, 2014, the Company had consolidated state NOL carry forwards of $27.3 million. These NOLs begin to expire in 2015 through 2034 and currently are offset by a full valuation allowance.
Given the Company's historical net operating losses, a full valuation allowance has been established on the Company's net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the NOL carry forward ("naked credit"). This resulted in recognizing deferred federal and state tax expense of $0.1 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively, and a deferred tax liability of $0.04 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively.
In early 2014, the IRS initiated an examination of the Company's income tax return for the 2011 income tax year. On May 7, 2014, the IRS completed and closed the examination and no changes were required to the Company's 2011 income tax return.

In October 2014, the GDOR initiated an examination of the Company's Georgia income tax returns and net worth returns for the 2010, 2011, 2012, and 2013 income tax years. To date, the GDOR has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction.

NOTE 18. BENEFIT PLANS
The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees. All employees are eligible once they reach age 21 years and complete one year of eligible service. The Company's plan allowed eligible employees to contribute up to 20% of their eligible compensation, subject to applicable annual Internal Revenue Code limits. The Company provides 50% matching on employee contributions, up to 2% of the employee's salary. Total matching contributions during the years ended December 31, 2014 and 2013 were approximately $0.1 million and $0.1 million, respectively.
The Company pursued remedial actions under the Voluntary Correction Programs ("VCP") of the Employee Compliance Resolution System contained in IRS Revenue Procedure 2008-50 to conform the 401(k) plan's terms to the plan's administration. The Company received notice on November 21, 2013 that the IRS accepted the Company's proposed correction without any assessment of fees or penalties.
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

On May 6, 2014, the Company paid a one-time payment of $100,000 in respect to the Consulting Fee, with the remainder of the Consulting Fee payable in monthly payments of $15,000, commencing June 1, 2014, until paid in full. The Amended Consulting Agreement also provided that, notwithstanding the foregoing, if the Riverchase Village facility (which is owned by an entity which is owned and controlled by Mr. Brogdon and that is our VIE) was sold prior to September 1, 2014, then the amount of the unpaid Consulting Fee would be reduced by (and offset against) the aggregate principal balance owed by Mr. Brogdon to the Company under the promissory note executed by Mr. Brogdon in favor of the Company, with any remaining balance of the

Consulting Fee owed to Mr. Brogdon to be paid in cash at closing. However, because the sale of the Riverchase Village facility was not completed prior to September 1, 2014, the balance of the Consulting Fee owed to Mr. Brogdon by the Company in the amount of $255,000 was offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note, thereby reducing the principal amount of the promissory note to $268,663 (see Note 15 - Variable Interest Entity). No success fee was paid to Mr. Brogdon pursuant to the Consulting Agreement in the years ended December 31, 2014 or December 31, 2013.
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
Settlement and Indemnification Agreement.
On March 26, 2015, the Company and certain entities controlled by Christopher Brogdon entered into a Settlement and Indemnification Agreement with respect to: (i) certain claims made by the Brogdon entities in connection with management and administrative services provided by the Company to the Brogdon entities under various management agreements; and (ii) certain pending, or threatened, legal proceedings against the Company and certain of its subsidiaries, and Mr. Brogdon and certain entities controlled by him, including the litigation filed in the District Court of Oklahoma County, State of Oklahoma and described in Part I, Item 3, “Legal Proceedings” (collectively, and including any unasserted claims arising from the management agreements, the “Adcare Indemnified Claims”). Pursuant to the Settlement and Indemnification Agreement, the Company agreed to contribute up to $0.6 million towards the settlement of the litigation, and Mr. Brogdon and the Brogdon entities agree to release the Company from any and all claims arising in connection with the management agreements and to indemnify the Company with respect to the AdCare Indemnified Claims.
Cantone
In March 2012, the Company issued an unsecured promissory note to Cantone Asset Management LLC in the principal amount of $3.5 million. In connection with the issuance of the promissory note to Cantone Asset Management LLC, the Company also issued to Cantone Asset Management LLC a warrant to purchase 300,000 shares of common stock. In April 2012, the Company issued an unsecured promissory note to Cantone Asset Management LLC in the principal amount of $1.5 million. In July 2012, the Company and Cantone Asset Management LLC refinanced these two promissory notes. The promissory notes were canceled and terminated in exchange for the issuance by the Company to Cantone Asset Management LLC of an 8% convertible subordinated note in a principal amount of $5.0 million.
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

Park City Capital

On March 27, 2014, the Company accepted a Subscription Agreement from Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, pursuant to which the Company issued to Park City Offshore in March 2014 $1.0 million in principal amount of the 2014 Notes. Mr. Fox is a director of Park City Offshore and a director of the Company and a beneficial owner of 5% of the outstanding common stock. The promissory note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering.

On March 31, 2015, the Company accepted a Subscription Agreement from Park City Capital Offshore, for 2015 Notes with an aggregate principal amount of $1.0 million. The 2015 Note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering except the 2015 Note to be issued to Park City Capital Offshore is not subject to any Adjustment for Dilutive Equity Issuances.

Doucet Asset Management, LLC

On February 4, 2015, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock.

On March 31, 2015, the Company accepted Subscription Agreements from Christopher L. Doucet and Suzette A. Doucet for 2015 Notes with an aggregate principal amount of $0.3 million. The 2015 Notes were offered to them on the same terms and conditions as all other investors in the offering. With respect to the offering of 2015 Notes, Institutional Securities Corporation served as the placement agent and Doucet Asset Management, LLC served as the selected dealer. Institutional Securities Corporation is affiliated with Doucet Asset Management, LLC and is entitled to receive a placement agent fee in the offering of approximately $0.1 million, assuming payment of all 2015 Notes subscribed for by investors identified by the placement agent.
Other than the items discussed above, there are no other material undisclosed related party transactions. For purposes of the disclosure in this Note 19, note that (i)Mr. Brogdon is a Director, holds greater than 5% of the outstanding common stock and, during 2012, served as the Company's Chief Acquisition Officer ; and (ii) Cantone Asset Management LLC and Cantone Research, Inc. are affiliates of Anthony J. Cantone, who filed with the SEC in July 2013 a Form 4 reporting that he beneficially owned greater than 10% of the outstanding common stock.
NOTE 20. SUBSEQUENT EVENTS
The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.
Debt Modifications
Northwest Amendment
On January 30, 2015, a certain wholly-owned subsidiary of the Company, entered into a Fourth Amendment with Gemino which amended the Northwest Credit Facility. The Northwest Amendment extends the term of the Northwest Credit Facility from January 31, 2015 to March 31, 2015.
Bonterra Amendment
On January 30, 2015, a certain wholly owned subsidiary of the Company, entered into a Seventh Amendment with Gemino to the Gemino-Bonterra Credit Facility. The Bonterra Amendment extends the term of the Gemino-Bonterra Credit Facility from January 31, 2015 to March 31, 2015.
Georgetown and Sumter Credit Facility
On January 30, 2015, two wholly-owned subsidiaries of the Company, entered into a Loan Agreement (the "Georgetown and Sumter Credit Facility"), between Georgetown, Sumter and PrivateBank. The Georgetown and Sumter Credit Facility provides for a $9.3 million principal amount secured credit facility.
The Georgetown and Sumter Credit Facility matures on September 1, 2016. Interest on the Georgetown and Sumter Credit Facility accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Interest payments on the note shall be due and payable monthly, beginning on March 1, 2015. The Georgetown and Sumter Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Georgetown and Sumter Credit Facility.
The Georgetown and Sumter Credit Facility contains customary events of default, including fraud or material misrepresentation or material omission, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, PrivateBank may terminate the Georgetown and Sumter Credit Facility and all amounts under the Georgetown and Sumter Credit Facility will become due and payable.

AdCare has unconditionally guaranteed all amounts owing under the Georgetown and Sumter Credit Facility. Proceeds from the Georgetown and Sumter Credit Facility were used to pay off all amounts outstanding under a separate $9.0 million credit facility with Metro City Bank under which certain subsidiaries of the Company were borrowers.
Northridge, Woodland Hills and Abington Credit Facility
On February 25, 2015, three wholly-owned subsidiaries of the Company entered into a Loan Agreement (the "Northridge, Woodland Hills and Abington Credit Facility") with PrivateBank. The Northridge, Woodland Hills and Abington Credit Facility provides for a $12.0 million principal amount secured credit facility.
The Northridge, Woodland Hills and Abington Credit Facility matures on September 1, 2016. Interest accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Principal and interest payments on the note shall be due and payable monthly, beginning on March 1, 2015. The facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Northridge, Woodland Hills and Abington Credit Facility.
AdCare has unconditionally guaranteed all amounts owing under the Northridge, Woodland Hills and Abington Credit Facility. Proceeds from the Northridge, Woodland Hills and Abington Credit Facility were used to pay off all amounts outstanding under a separate $12.0 million credit facility with KeyBank under which certain subsidiaries of the Company were borrowers.
Leases and Subleases
Arkansas Subleases
On January 16, 2015, ten wholly-owned subsidiaries (each, an “Aria Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Aria Sublessor will lease one of ten skilled nursing facilities located in Arkansas, and owned by a subsidiary of AdCare, to a wholly-owned subsidiary of Aria Health Group, LLC (each, an "Aria Sublessee"), commencing on the first day of the month, subject to, among other things: (i) such Aria Sublessee’s receipt of all licenses and other approvals from the State of Arkansas to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Aria Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is five years with a five-year renewal option. The annual rent under all of the sublease agreements in the first year will be $6.5 million in the aggregate, and the annual rent under each sublease will escalate at 2% each year through the initial term and 3% per year upon renewal. The sublease agreements are cross-defaulted.
In connection with entering into the sublease agreements, each Aria Sublessor and Aria Sublessee also entered into an operations transfer agreement with respect to the applicable facility, each containing customary terms and conditions.
Georgia Subleases
On January 31, 2015, a wholly-owned subsidiary (“Wellington Sublessor”) of the Company entered into separate sublease agreements pursuant to which Wellington Sublessor will lease two skilled nursing facilities located in Georgia, to affiliates of Wellington Health Services (each a "Wellington Sublessee") commencing on April 1, 2015, subject to, among other things, each Wellington Sublessee’s receipt of all licenses and other approvals from the State of Georgia to operate such facility. The facilities are currently leased by Wellington Sublessor, as tenant, pursuant to a lease agreement dated August 1, 2010 (the "Prime Lease") with William M. Foster, as landlord. Each sublease agreement is structured as triple net lease wherein the Wellington Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of each sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If Wellington Sublessor and landlord agree to extend the term of the Prime Lease, Wellington Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the two sublease agreements in the first year will be $0.3 million in the aggregate, and the annual rent under each sublease will escalate at 1% each year through the initial term and 2% per year through the renewal term, if any. The sublease agreements are cross-defaulted.
In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of Wellington Sublessor) and the Wellington Sublessees also entered into operations transfer agreements with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly-owned subsidiary (“College Park Sublessor”) of the Company entered into separate sublease agreements pursuant to which Sublessor will lease one skilled nursing facility located in Georgia, to affiliates of C.R.

of College Park, LLC (the "College Park Sublessee") commencing on April 1, 2015, subject to, among other things, the College Park Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.6 million annually, and the annual rent will escalate at $12 thousand annually through the lease term.
In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of College Park Sublessor) and the College Park Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly-owned subsidiary (“Autumn Breeze Sublessor”) of the Company entered into separate sublease agreements pursuant to which Sublessor will lease one skilled nursing facility located in Georgia, to affiliates of C.R. of Autumn Breeze, LLC (the "Autumn Sublessee") commencing on April 1, 2015, subject to, among other things, the Autumn Breeze Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate$0.8 million annually, and the annual rent will escalate at $12 thousand annually through the lease term.
In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of Autumn Breeze Sublessor) and the Autumn Breeze Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On March 17, 2015, a wholly-owned subsidiary (“LaGrange Sublessor”) of the Company entered into separate sublease agreements pursuant to which Sublessor will lease one skilled nursing facility located in Georgia, to affiliates of C.R.of LaGrange, LLC (the "LaGrange Sublessee") commencing on April 1, 2015, subject to, among other things, the LaGrange Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The facilities are currently leased by LaGrange Sublessor, as tenant, pursuant to a lease agreement dated August 1, 2010 (the "Prime Lease") with William M. Foster, as landlord. The sublease agreement is structured as triple net lease wherein the Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If LaGrange Sublessor and landlord agree to extend the term of the Prime Lease, LaGrange Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the sublease agreement in the first two years will approximate $1.0 million annually, and the annual rent will escalate at 3.0% annually through the lease term.
In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of LaGrange Sublessor) and the LaGrange Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
North Carolina and South Carolina Subleases
On February 25, 2015, two wholly-owned subsidiaries (each, a “Symmetry Healthcare Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Symmetry Healthcare Sublessor will lease one skilled nursing facility located in North Carolina and South Carolina respectively, and owned by a subsidiary of AdCare, to a wholly-owned subsidiary of Symmetry Healthcare Management (each, a "Symmetry Healthcare Sublessee"), commencing on May 1, 2015, subject to, among other things: (i) such Symmetry Healthcare Sublessee’s receipt of all licenses and other approvals from the states of North Carolina and South Carolina to operate such facility respectively; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Symmetry Healthcare Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is fifteen years with a five-year renewal option. The annual rent under all of the sublease agreements in the first year will be $1.8 million in the aggregate, and the annual rent under each sublease will escalate at 3% each year through the initial term and upon renewal. The sublease agreements are cross-defaulted.
In connection with entering into the sublease agreements, each Symmetry Healthcare Sublessor and Symmetry Healthcare Sublessee also entered into an operations transfer agreement with respect to the applicable North Carolina and South Carolina facilities, each containing customary terms and conditions.

Third Amendment to Letter Agreement

On March 25, 2015, AdCare and certain of its subsidiaries entered into a third amendment to the Letter Agreement, as amended (the “Letter Agreement Third Amendment”), with Mr. Brogdon and entities controlled by him, pursuant to which Riverchase and the Company agreed to amend the promissory notes issued by Riverchase to the Company to: (i) increase the principal amount due under the promissory note issued by Riverchase to the Company by any additional real property tax payments made by the Company with respect to the Riverchase Village facility and (ii) to state that such promissory note would not bear interest.
The Letter Agreement Third Amendment amended the Letter Agreement to provide a schedule for the payment to the Company of the net sales proceeds resulting from a sale of the Riverchase Village facility to a third-party purchaser. The net sales proceeds from such sale shall be distributed to the Company as follows: (i) an amount sufficient to satisfy all amounts due and owing under the promissory note issued by Riverchase to the Company; (ii) one-half of the then remaining net sales proceeds; (iii) an amount sufficient to satisfy the amounts due and owing under the promissory note issued by Mr. Brogdon to the Company; and (d) the then remaining balance of net sales proceeds.

In connection with the Letter Agreement Third Amendment, the Company and Mr. Brogdon agreed to amend the promissory note issued by Mr. Brogdon to the Company. Pursuant to this amendment, the principal balance plus any accrued interest under the promissory note issued by Mr. Brogdon to the Company shall be due and payable on the earlier of: (i) December 31, 2015; or (ii) the closing of the sale of the Riverchase Village facility.

Subordinated Convertible Notes Issued in 2015 (the "2015 Notes")
On March 31, 2015, the Company privately placed $8.5 million of Convertible Subordinated Notes Due April 30, 2017 (the “2015 Notes”). The 2015 Notes pay 10% interest per annum and are convertible into shares of the Company’s common stock at $4.25 per share. The net proceeds from the placement will be used to refinance the 2014 Notes and for general corporate purposes, see Part II, Item 9B - Other Information.
Disposition Agreements
In March 2015, the Company entered into an asset purchase agreement to sell Companions Specialized Care Center, a 102-bed skilled nursing facility located in Tulsa, Oklahoma. Closing is expected after completion of customary closing conditions.
Legal Settlement
On March 30, 2015, a settlement agreement was executed to settle all claims for a lump sum payment of $2.0 million. Under the settlement agreement, the Company is to pay $0.6 million to the plaintiffs with the balance thereof to be paid by two of the Company's insurance carriers. The Company and the other defendants in the matter deny all of the Plaintiff's claims and any wrongdoing but agreed to settle the matter to avoid the continued expense and unpredictability of litigation. For a further description of this legal proceeding, see Note 16 - Commitments and Contingencies - "Legal Matters".

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer (who is our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer (who is our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer (who is our principal financial officer), have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
        Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
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
Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
10% Convertible Subordinated Notes Due April 30, 2017 (the “2015 Notes”)

On March 31, 2015, the Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company accepted subscriptions for an aggregate of $8,500,000 in principal amount of the Company’s 10% Convertible S ubordinated Notes Due April 30, 2017. In connection therewith, the Company issued $1,685,000 in principal amount of 2015 Notes on March 31, 2015, and will issue 2015 Notes for the remaining principal amount of the accepted subscriptions on or before April 30, 2015, upon receipt of payment thereof. The 2015 Notes bear interest at 10.0% per annum and such interest is payable quarterly in cash in arrears beginning on June 30, 2015. The 2015 Notes mature on April 30, 2017. The 2015 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.

The 2015 Notes are convertible at the option of the holder into shares of common stock at an initial conversion price equal to $4.25 per share. If, prior to September 30, 2015, the Company issues or sells any shares of common stock or common stock equivalents (excluding certain excluded securities, as defined in the 2015 Notes) for a consideration per share (the “New Issuance Price”) less than the conversion price then in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the conversion price then in effect shall be reduced to an amount equal to the New Issuance Price (an “Adjustment for Dilutive Issuances”). Notwithstanding the foregoing, no Adjustment for Dilutive Issuances shall be effected to the extent it would cause the number of shares of common stock issued, plus the number of shares of common stock issuable, in respect of all 2015 Notes in the aggregate to exceed 3,850,405 shares of common stock. In addition, the conversion price will be subject to adjustment for any subdivision (by stock dividend, stock split or similar corporation action) or combination (by reverse stock split or similar corporate action) of the common stock.

The Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to any 2015 Note; provided, however, that: (i) the shares of common stock issuable upon conversion of any 2015 Note which is to be so prepaid must be: (a) registered for resale under the Securities Act; or (b) otherwise sellable under Rule 144 of the Securities Act without volume limitations thereunder; (ii) at any time after the issue date of such 2015 Note, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 125% of the then-current conversion price; and (iii) such prepayment may not be effected prior to March 31, 2016.

The holders holding a majority of the outstanding principal amount with respect to all the 2015 Notes may require the Company to redeem all or any portion of the 2015 Notes upon a change of control (as defined in the 2015 Notes) for a redemption price equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon. In addition, upon a change of control, the Company may redeem all or any portion of the 2015 Notes for a redemption price equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon.

During the existence and continuance of an event of default under a 2015 Note, the outstanding principal amount of such 2015 Note shall incur interest at a rate of 14% per annum, and the holder of such 2015 Note may require the Company to redeem all or any portion of such 2015 Note at a redemption price in cash equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon. An “event of default,” with respect to a 2015 Note includes: (i) the Company’s failure to pay to the holder of such 2015 Note any amount of principal or interest by the 7th business day following the date when due under such 2015 Note; and (ii) specific events of bankruptcy, insolvency, reorganization or liquidation.

On March 31, 2015, the Company also entered into a Registration Rights Agreement with the investors pursuant to which the Company has agreed to file, no later than April 30, 2015, a registration statement with the SEC to register the resale of the shares of common stock issuable upon conversion of the 2015 Notes and to use the Company’s best efforts to cause such registration statement to become effective as soon as practicable after filing.

The 2015 Notes were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Rule 506(b) of Regulation D promulgated pursuant to Section 4(a)(2) of the Securities Act. The Company based such reliance upon representations made by each investor to the Company regarding lack of general solicitation and such investor’s investment intent, sophistication and status as an “accredited investor,” as defined in Regulation D, among other things.

In connection with the offering, Institutional Securities Corporation, the placement agent in the offering, is entitled to receive from the Company a placement agent fee of approximately $146,000 (assuming payment of all 2015 Notes subscribed for by investors identified by the placement agent). Institutional Securities Corporation is affiliated with Doucet Asset Management, LLC, a greater than 5% beneficial owner of the common stock. See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

In the offering, the Company accepted Subscription Agreements from certain related parties. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

Appointment of President and Chief Financial Officer

On March 25, 2015, the Board appointed Allan J. Rimland to serve as the Company’s President and Chief Financial Officer, effective April 1, 2015.

In connection with Mr. Rimland’s appointment, the Company and Mr. Rimland executed an employment agreement, effective as of April 1, 2015, pursuant to which the Company will employ Mr. Rimland as its President and Chief Financial Officer on the following terms: (i) the Company will pay to Mr. Rimland an annual base salary of $250,000, subject to increase by the Compensation Committee; (ii) Mr. Rimland will be eligible to earn an annual bonus based on achievement of performance goals established by the Compensation Committee of up to 100% of his base salary; and (iii) the Company will provide Mr. Rimland with such other benefits as other senior executives of the Company receive. Pursuant to the employment agreement, the Company will employ Mr. Rimland for an initial term of three years, subject to automatic consecutive renewal terms of one year unless notice of non−renewal is provided pursuant to the employment agreement.

In connection with Mr. Rimland’s employment, the Company will grant to Mr. Rimland on April 1, 2015: (i) pursuant to the Company’s 2011 Stock Incentive Plan, 125,000 shares of restricted common stock (the “Restricted Stock Award”), which shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; and (ii) a ten-year warrant to purchase 275,000 shares of common stock (the “Warrant”), with an exercise price per share equal to $4.25 (the “Warrant Shares”). The Warrant shall vest as to one-third of the Warrant Shares on each of the three subsequent anniversaries of the grant. The vesting of the Restricted Stock Award and the Warrant will accelerate upon termination of Mr. Rimland’s employment (other than a termination by the Company for cause or by Mr. Rimland without good reason). Under the employment agreement, the Company also will pay to Mr. Rimland an additional bonus during each applicable year to reimburse him for any state and federal income tax liability he incurs as a result of the vesting of the Restricted Stock Award (whether by the passage of time or upon acceleration of vesting), which bonus amount shall be “grossed up” to compensate Mr. Rimland for the additional tax liability of such bonus.

If Mr. Rimland is terminated for cause, then he shall receive any accrued but unpaid salary through his termination date. If Mr. Rimland terminates his employment without good reason, then he shall receive any accrued but unpaid salary through his termination date and any earned but unpaid bonus amounts with respect to the preceding completed fiscal year.

In the event that: (i) Mr. Rimland is terminated without cause; (ii) Mr. Rimland terminates his employment for good reason; (iii) Mr. Rimland is terminated in a change of control termination; or (iv) the Company declines to renew the employment agreement after its initial term or any subsequent term, then: (a) Mr. Rimland will receive a lump sum amount equal to two times his then−current base salary; (b) the Restricted Stock Award and the Warrant shall automatically accelerate so as to be fully vested as of his termination date; and (c) Mr. Rimland will be reimbursed for monthly premiums paid by him under the Consolidated Omnibus Budget Reconciliation Act of 1985 for up to 18 months. In the event Mr. Rimland is terminated due to his death or disability, Mr. Rimland (or his estate or beneficiaries, as the case may be) shall receive a lump sum severance payment equal to all accrued and unpaid salary through the date of termination plus a pro-rata bonus payment amount calculated as the product of any bonus Mr. Rimland would have earned for the fiscal year times a fraction representing the portion of the year he was employed prior to such termination.

For purposes of the employment agreement, the terms “cause,” “good reason” and a “change of control termination” have the same meanings as such terms are defined in the Employment Agreement between the Company and William McBride, III, the Company’s Chief Executive Officer and Chairman of the Board. See Part III, Item 11, “Executive Compensation - Employment Agreements with Current Officers - William McBride, III.”

The Warrant was issued as an inducement to Mr. Rimland’s employment with the Company. The Warrant and the Warrant Shares issuable upon exercise of the Warrant will be issued without registration under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Company relied upon such exemption because, among other things, the issuance of the Warrant was an isolated private transaction by the Company which did not involve a public offering and did not involve any general solicitation or general advertising.

From 2011 through February 2015, Mr. Rimland, age 52, served as a Managing Director at Stephens Inc., a financial services firm, within its Investment Banking Group. In part, Mr. Rimland was responsible for originating and leading mergers and acquisitions and capital raising transactions for healthcare services clients. During the three years prior to working at Stephen Inc., Mr. Rimland was a Managing Director at JMP Securities LLC, an investment bank, where he served as Co-Head of its Healthcare Services and IT Investment Banking Group. At JMP Securities, LLC, Mr. Rimland focused on mergers and acquisitions and public and private equity capital raising for healthcare services clients.

Resignation of Director

On March 25, 2015, Peter Hackett, a member of the Board, notified the Board that he was resigning from the Board effective April 1, 2015.

Amendment to Employment Agreement

On March 25, 2015, the Company and William McBride, III (the Company’s Chief Executive Officer and Chairman of the Board) entered into an amendment to his employment agreement, dated October 10, 2014. The amendment modified the employment agreement to: (i) provide that Mr. McBride’s base salary would not be reduced in the second year of the employment agreement but would continue to be $300,000 per year; and (ii) clarify that the Company will pay to Mr. McBride an additional bonus during each applicable year to reimburse him for any state and federal income tax liability he incurs as a result of the vesting of the awards of restricted common stock granted under the 2011 Stock Incentive Plan and in accordance with the employment agreement (whether by the passage of time or upon acceleration of vesting), which bonus amount shall be “grossed up” to compensate Mr. McBride for the additional tax liability of such bonus.

Issuance of Other Unregistered Securities

Between March 21, 2015 and March 25, 2015, the Company issued to holders of the Company’s warrants dated, April 1, 2012, 128,125 shares of common stock upon exercise thereof. The warrants had an exercise price of $3.81 per share. The shares of common stock issuable upon exercise of the warrants were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Company relied upon such exemption based upon the private nature of the transaction, the lack of general solicitation and representations made by each such holder regarding, among other things, the holder’s sophistication and access to information about the Company. The Company received proceeds from the exercise of the warrants of approximately $0.5 million.

On March 27, 2015, the Company issued to holders of the Company’s warrants, dated March 30, 2012, 315,000 shares of common stock upon exercise thereof. The warrants had an exercise price of $3.81 per share. The shares of common stock issuable upon exercise of the warrants were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Company relied upon such exemption based upon the private nature of the transaction, the lack of general solicitation and representations made by each such holder regarding, among other things, the holder’s sophistication and access to information about the Company. The Company received proceeds of approximately $1.2 million.

Other

On March 30, 2015, the Company, Christopher Brogdon (a director of the Company and greater than 5% beneficial owner of the common stock) and entities controlled by Mr. Brogdon, and Boyd P. Gentry (the Company’s former Chief Executive Officer) entered into the Clanton Settlement Agreement and a related agreement with two of the Company’s insurance carriers. For information regarding these agreements, see Part I, Item 3, “Legal Proceedings.”

On March 26, 2015, the Company and Christopher Brogdon, and certain entities controlled by Mr. Brogdon, entered into a Settlement and Indemnification Agreement. For information with respect to this agreement, see Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Settlement and Indemnification Agreement.”

For a description of certain leases and subleases entered into by the Company in connection with its transition to a facilities holding company, see Note 20 - Subsequent Events, in Part II, Item 8., "Financial Statements and Supplementary Data.”

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
The charters for the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee are available in the corporate governance subsection of the investors section of our website, www.adcarehealth.com, and are also available in print upon written request to the Corporate Secretary, AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.
Item 10.    Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position	Expiration of Term as a Director
William McBride, III	54	Director, Chairman, President and Chief Executive Officer	2017
Sheryl A. Wolf	52	Senior Vice President, Controller and Chief Accounting Officer	N/A
Christopher Brogdon	66	Director	2017
Michael J. Fox	37	Director	2017
Peter J. Hackett	77	Director	2016
Brent Morrison	38	Director	2016
Philip S. Radcliffe	77	Director	2015
David A. Tenwick	77	Director	2015

Directors are elected at the annual meeting of shareholders and hold office for a term of three (3) years or until their successors have been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors, subject to applicable employment agreements. See Part III, "Item 11. Executive Compensation—Employment Agreements with Current Officers."
As disclosed previously in this Annual Report, the Board has appointed Allan J. Rimland as the Company’s Chief Financial Officer and President effective April 1, 2015. See Part III, Item 9B., “Other Information - Appointment of President and Chief Financial Officer.”
Biographical information with respect to each of our directors and executive officers is set forth below.
William McBride, III.    Mr. McBride has served as an advisor and the Company's Chief Executive Officer since October 2014 and as Chairman of the Board since March 25, 2015. Mr. McBride also served as the Company’s President from October 2014 and through March 2015. From 2002 until October 2014, Mr. McBride served as the principal and owner of Santa Barbara Aircraft Management and Coastal Aircraft Maintenance, which provided management and maintenance services for turbine aircraft. From 1994 to 2000, Mr. McBride was employed by Assisted Living Concepts, a publicly-traded assisted living company, ultimately serving as its Chairman and Chief Executive Officer. From 1992 to 1997, Mr. McBride served as the President and Chief Operating Officer and as a Director of LTC Properties, a real-estate investment trust. Mr. McBride has previously served on the Board of Directors of Malan Realty Properties, a publicly-traded commercial property real estate investment trust. Mr. McBride's expertise and leadership of publicly-traded healthcare companies and real estate investment trusts provide experience that the Board of Directors considers valuable.
Sheryl A. Wolf.   Ms. Wolf has served as the Company's Vice President, Controller and Chief Accounting Officer since April 2013 and Senior Vice President, Controller and Chief Accounting Officer since October 2014. Ms. Wolf has more than 27 years of experience in finance and accounting and has held the role of Controller and Chief Accounting Officer since July 2013. From 2011 until July 2013, Ms. Wolf was employed by The Intersect Group and served as a Consulting Director. Ms. Wolf was employed by Fresenius Medical Care from 2009 to 2010, a publicly held health care company and served as its Vice President of Finance. From 2005 to 2008, Ms. Wolf was employed by Feldman Mall Properties, Inc., a publicly held real estate investment trust and served as its Senior Vice President and Chief Accounting Officer. From 1991 to 2005, Ms. Wolf was employed by Brookdale Living Communities, Inc., a publicly held long-term health care services provider and served as its

Vice President, Controller. Ms. Wolf holds a B.A. in Accounting from Aurora University and a M.B.A. from Northern Illinois University.
Christopher Brogdon.    Mr. Brogdon has served as a director since September 2009. Mr. Brogdon served as the Company's Vice-Chairman from September 2009 to March 2015 and as the Company's Chief Acquisitions Officer from September 2009 through December 2012. Mr. Brogdon has been primarily responsible for directing the Company's acquisition strategy. Mr. Brogdon brings to AdCare more than 20 years of experience in the nursing home, assisted living and retirement community. Mr. Brogdon currently also serves as a director and President of Global Healthcare REIT, Inc., which owns skilled nursing facilities which are leased to third party operators and which is a reporting company under the Exchange Act. Since 1998, Mr. Brogdon has owned and operated Brogdon Family LLC which owns and operates nursing homes, assisted living facilities and restaurants. Mr. Brogdon previously served as Chairman of the Board of NYSE-listed Retirement Care Associates and Chairman of the Board of NASDAQ-listed Contour Medical. Mr. Brogdon's extensive background with public companies and his experience in nursing home development, acquisitions and mergers as well as his experience in financing those activities provides experience the Board of Directors considers valuable.
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
Peter J. Hackett.    Mr. Hackett has served as a director since May 2005, although Mr. Hackett has resigned from the Board effective April 1, 2015. Mr. Hackett is a certified public accountant who received his B.A. degree from the University of Notre Dame and his M.A. degree from The Ohio State University in 1959 and 1965, respectively. Mr. Hackett worked as an auditor and was a stockholder in the accounting firm of Clark, Schaefer, & Hackett & Co. from 1962 to 2003. Mr. Hackett served as the Chief Executive Officer of Clark, Schaefer, & Hackett & Co. from 1991 to 1999 and was Chairman from 1999 to 2003. Since 2003 until present, Mr. Hackett has acted as a consultant for Clark, Schaefer, & Hackett & Co. Mr. Hackett is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Hackett was a member of the board of directors of Mercy Medical Center from 1972 to 1995. Mr. Hackett is also involved in numerous civic and charitable affiliations in the Springfield, Ohio area. Mr. Hackett's extensive financial and auditing background provides experience the Board of Directors considers valuable.
Brent Morrison.    Mr. Morrison, CFA, has served as a director since October 2014. Mr. Morrison is currently the Managing Director of Zuma Capital Management LLC, a position he has held since 2012. Prior thereto, Mr. Morrison was the Senior Research Analyst at the Strome Group, a private investment firm, from 2009 to 2012, a Research Analyst at Clocktower Capital, LLC, a global long/short equity hedge fund based in Beverly Hills, California, from 2007 to 2009 and a Vice President of Wilshire Associates, a financial consulting firm, from 1999 to 2007. Mr. Morrison's expertise and background in the financial and equity markets provide experience that the Board of Directors considers valuable.
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
David A. Tenwick.    Mr. Tenwick is our founder and has served as a director since our organization was founded in August 1991. Mr. Tenwick also served as Chairman of the Board since our founding and through March 2015. Prior to our founding, Mr. Tenwick was an independent business consultant from 1982 to 1990. In this capacity, he has served as a director and an officer of several businesses, including Douglass Financial Corporation, a surety company, and AmeriCare Health & Retirement, Inc., a long-term care management company. From 1967 until 1982, Mr. Tenwick was a director and an officer of

Nucorp Energy, Inc., a company which he co-founded. Nucorp Energy was a public company that invested in oil and gas properties and commercial and residential real estate. Prior to founding Nucorp Energy, Mr. Tenwick was an enforcement attorney for the SEC. Mr. Tenwick is a member of the Ohio State Bar Association and was a founding member of the Ohio Assisted Living Association, an association that promotes high quality assisted living throughout the State of Ohio. Mr. Tenwick earned his Bachelor of Business Administration and Juris Doctor (J.D.) degrees from the University of Cincinnati in 1960 and 1962, respectively. Mr. Tenwick's tenure with the Company and legal and business background provide experience the Board of Directors considers valuable.
Arrangements with Directors Regarding Election/Appointment
William McBride, III. Pursuant the employment agreement the Company has entered into with Mr. McBride, the Board appointed Mr. McBride to the Board as a Class I director in October 2014, to serve until the Company’s Annual Meeting of Shareholders to be held in 2017, or until his successor is duly elected and qualified or until his earlier death, resignation or removal. The Company has agreed, subject to applicable law, regulation and the Company’s organizational documents, to continue to nominate Mr. McBride as a director throughout the term of his employment.
Michael J. Fox. On October 1, 2013, we entered into a letter agreement (the “Fox Agreement”) with Park City and Mr. Fox. Pursuant to the Fox Agreement, effective October 1, 2013, the Board of Directors increased the size of the Board of Directors from nine to ten members and appointed Mr. Fox as a director of the Company to fill the vacancy created thereby for a term that expired at the 2013 Annual Meeting of Shareholders. We also agreed: (i) to include Mr. Fox in our slate of nominees for election as a Class I director at the 2013 Annual Meeting of Shareholders held on December 12, 2013 to hold office until the 2014 Annual Meeting of Shareholders; and (ii) to use our reasonable best efforts to cause the re-election of Mr. Fox to the Board of Directors as a Class I director at the 2013 Annual Meeting of Shareholders.
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
The Audit Committee was established in 1995, and its charter was adopted in December 2005. From January 1, 2014, through January 3, 2015, the Audit Committee was comprised of Messrs. Hackett and Radcliffe and Larry E. Sturtz (who resigned from the Board effective January 3, 2015). Mr. Morrison was appointed as a member of the Audit Committee effective October 10, 2014. Accordingly, the current members of the Audit Committee are Messrs. Hackett, Morrison and Radcliffe. Mr. Fox has been appointed as a member of the Audit Committee effective April 1, 2015, to replace Mr. Hackett who has resigned from the Board effective April 1, 2015. Each of Messrs. Fox, Hackett, Morrison, Radcliffe and Sturtz is considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE MKT listing standards and the rules of the SEC. The Board of Directors has designated Peter J. Hackett as Chairman of the Audit Committee and has determined that Mr. Hackett is an "audit committee financial expert" as defined by Item 407 of Regulation S-K of the Exchange Act. Mr. Morrison is also an "audit committee financial expert" as defined by Item 407 of Regulation S-K of the Exchange Act.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the "Reporting Persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements during fiscal 2014, except that Ms. Wolf did not file a Form 3 when she assumed the role of our principal financial officer in October, 2014 and Mr. Morrison was late on filing a Form 3.
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

Item 11.    Executive Compensation.
Summary Compensation Table
The following table sets forth the compensation paid to, earned by, or accrued for our principal executive officer and certain other current and former officers whose total compensation exceeded $100,000 for the year ended December 31, 2014:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(A)	(B)	(C)		(D)	(E)		(F)		(G)	(H)	(I)		(J)
William McBride III, Chairman, President and Chief Executive Officer (principal executive officer)	2014	75,000		—	673,500	(2)	503,774	(2)	—	—	—		1,252,274
David A. Tenwick, Former Interim President and Chief Executive Officer	2014	60,000	(3)	—	75,001	(4)	—		—	—	82,000	(5)	217,001
Boyd Gentry, Former President and Chief Executive Officer	2014	185,417		—	—		—		—	—	803,416	(6)	988,833
	2013	447,917		—	—		379,820	(7)	—	—	6,825	(8)	834,562
David Rubenstein, Former Chief Operating Officer	2014	300,000		138,938	—		—		—	—	353,687	(9)	792,625
	2013	325,000		25,000	—		25,000	(10)	—	—	1,080	(11)	376,080
Ronald W. Fleming, Former Chief Financial Officer	2014	204,326		—	—		—		—	—	13,040	(12)	217,366
	2013	163,146		80,000	130,200	(13)	233,907	(14)	—	—	1,686	(15)	608,939
Sheryl A. Wolf, Senior Vice President, Controller and Chief Accounting Officer	2014	209,060		27,522	—	—	—	—	—	—	—		236,582
	2013	168,128		—	—	—	55,000	(16)	—	—	—		223,128

(1)
The amounts set forth in Columns (E) and (F) reflect the full aggregate grant date fair value of the awards (see Note 14 - Stock Based Compensation for a description of the assumptions used to determine fair value).

(2)
Represents: (i) a restricted stock award of 150,000 shares of common stock with a grant price of $4.49 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of October 10, 2014; and (ii) a warrant to purchase 300,000 shares of common stock with an exercise price of $4.49 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of October 10, 2014.

(3)	Represents compensation of $12,000 per month paid to Mr. Tenwick for serving as the Company's Interim Chief Executive Officer and President from June 1, 2014 to November 1, 2014.

(4)
Represents a restricted stock grant of 19,231 shares of common stock with a grant price of $3.90 per share and vesting as to one-third of the shares each year for three years on the anniversary of the grant date of December 17, 2014.

(5)	Represents fees earned and paid to Mr. Tenwick during 2014 for serving as the Company's Chairman of the Board of Directors.

(6)
Represents: (i) salary retirement and continuation costs of $799,615 pursuant to Mr. Gentry's separation agreement effective June 1, 2014; (ii) matching contributions to the Company's 401(k) plan for Mr. Gentry in the amount of $2,188; and (iii) group term life insurance paid for Mr. Gentry in the amount of $1,613.

(7)
Represents: (i) an option to purchase 125,000 shares of common stock with an exercise price of $4.90 per share, which vest as follows: 41,662 shares on January 2, 2014, 41,663 shares on January 2, 2015, and 41,675 shares on January 2, 2016; and (ii) an option granted pursuant to the Cash Compensation Reduction Program described below in “- Employment and Separation Agreements With Former Officers - Boyd P. Gentry” in respect of 2014 compensation to purchase 27,778 shares of common stock with an exercise price of $4.06 per share, which vests one-twelfth during each month of the year ended December 31, 2014.

(8)	Represents: (i) matching contributions to the Company's 401(k) plan for Mr. Gentry in the amount of $4,479; and (ii) group term life insurance paid for Mr. Gentry in the amount of $2,346.

(9)
Represents: (i) salary retirement and continuation costs of $352,605 pursuant to Mr. Rubenstein's separation agreement effective December 31, 2014; and (ii) group term life insurance paid for Mr. Rubenstein in the amount of $1,082.

(10)
Represents an option granted pursuant to the Cash Compensation Reduction Program described below in “- Employment and Separation Agreements With Former Officers - David Rubenstein” in respect of 2014 compensation to purchase 13,889 shares of common stock with an exercise price of $4.06 per share, which vests one-twelfth during each month of the year ended December 31, 2014. These options expired in January 2015.

(11)	Represents group term life insurance paid for Mr. Rubenstein in the amount of $1,080.

(12)	Represents: (i) paid vacation costs of $11,144 and (ii) group term life insurance paid for Mr. Fleming in the amount of $1,896.

(13)
Represents an award of 30,000 shares of restricted common stock, granted pursuant to Mr. Fleming's employment agreement with the Company on December 23, 2013, which award vests as follows: 10,000 shares on May 15, 2014, 10,000 shares on May 15, 2015, and 10,000 shares on May 15, 2016.

(14)
Represents: (i) a warrant to purchase 70,000 shares of common stock with an exercise price of $5.90 per share, which vest as follows: 23,333 shares on May 15, 2014, 23,333 shares on May 15, 2015, and 23,334 shares on May 15, 2016; and (ii) an option granted pursuant to the Cash Compensation Reduction Program described below in “- Employment and Separation Agreements With Former Officers - Ronald W. Fleming” in respect of 2014 compensation to purchase 11,111 shares of common stock with an exercise price of $4.06 per share, which vests one-twelfth during each month of the year ended December 31, 2014.

(15)	Represents group term life insurance paid for Mr. Fleming in the amount of $1,686.

(16)
Represents an option to purchase 25,000 shares of common stock with an exercise price of $4.30 per share, which vest as follows: 8,333 shares on April 17, 2014, 8,333 shares on April 17, 2015 and 8,334 shares on April 17, 2016.

Employment Agreements With Current Officers
William McBride, III. We have entered into an employment agreement with William McBride, III, effective October 10, 2014, which was amended on March 25, 2015. See Part II, Item 9B., “Other Information - Amendment to Employment Agreement.” Pursuant to the employment agreement, as amended, the Company will employ Mr. McBride as its Chief Executive Officer on the following terms: (i) the Company will pay to Mr. McBride an annual base salary of $300,000, subject to increase by the Compensation Committee; (ii) Mr. McBride will be eligible to earn an annual bonus based on achievement of performance goals established by the Compensation Committee of up to 100% of his base salary; and (iii) the Company will provide Mr. McBride with such other benefits as other senior executives of the Company receive. Pursuant to the employment agreement, the Company will employ Mr. McBride for an initial term of three years, subject to automatic consecutive renewal terms of one year unless notice of non-renewal is provided pursuant to the employment agreement.
In connection with Mr. McBride’s employment, the Company granted to Mr. McBride: (i) on October 10, 2014, 150,000 shares of restricted common stock, which shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (ii) on January 1, 2015, 50,000 shares of restricted common stock, which shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; and (iii) on October 10, 2014, a ten-year warrant to purchase 300,000 shares of common stock, with an exercise price of $4.49, which shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date. The awards of restricted common stock were granted under the Company’s 2011 Stock Incentive Plan. Under the employment agreement, the Company also will pay to Mr. McBride an additional bonus during each applicable year to reimburse him for any state and federal income tax liability he incurs as a result of the vesting of his restricted stock awards (whether by the passage of time or upon acceleration of vesting), which bonus amount shall be “grossed up” to compensate Mr. McBride for the additional tax liability of such bonus.
If Mr. McBride is terminated for cause, then he shall receive any accrued but unpaid salary through his termination date. If Mr. McBride terminates his employment without good reason, then he shall receive any accrued but unpaid salary through his termination date and any earned but unpaid bonus amounts with respect to the preceding completed fiscal year.
In the event that: (i) Mr. McBride is terminated without cause; (ii) Mr. McBride terminates his employment for good reason; (iii) Mr. McBride is terminated in a change of control termination; or (iv) the Company declines to renew the employment agreement after its initial term or any subsequent term, then: (a) except in the case of a nonrenewal by the Company, Mr. McBride will receive a lump sum amount equal to $700,000 if the termination date occurs prior to October 10, 2017 and two times his then−current base salary if the termination date occurs thereafter; (b) in the case of nonrenewal by the Company, Mr. McBride will receive a lump sum amount equal to two times his then−current base salary; (c) the awards of restricted stock and the warrant granted to Mr. McBride shall automatically accelerate so as to be fully vested as of his termination date; and (d) Mr. McBride will be reimbursed for monthly premiums paid by him under the Consolidated Omnibus Budget Reconciliation Act of 1985 for up to 18 months.
In the event Mr. McBride is terminated due to his death or disability, Mr. McBride (or his estate or beneficiaries, as the case may be) shall receive a lump sum severance payment equal to all accrued and unpaid salary through the date of termination plus a pro−rata bonus payment amount calculated as the product of any bonus Mr. McBride would have earned for the fiscal year times a fraction representing the portion of the year he was employed prior to such termination.
For purposes of the employment agreement: (i) a termination shall be deemed for “cause,” only if it is based upon conviction of (or pleading guilty or nolo contendere to) a felony, material disloyalty to the Company, or Mr. McBride having engaged in unethical or illegal behavior which is of a public nature and results in material damage to the Company; (ii) “good reason” means a material diminution in Mr. McBride’s authority or responsibilities, a material change in the geographic location at which Mr. McBride must regularly perform the services to be performed by him, any other action or inaction that constitutes a material breach by the Company of the employment agreement, or, subject to certain notice and cure provisions, the failure by the Company to continue in effect any material benefit plan in which Mr. McBride participates and such failure occurs during the period commencing three months prior to a change of control (as defined in the agreement) and ending one year after a change of control; and (iii) a “change of control termination” means that, during the three months prior, or within one year after, a change of control, Mr. McBride is terminated without cause or he terminates his employment for good reason.
Sheryl A. Wolf. The Company has not entered into an employment agreement with Sheryl A. Wolf, the Company’s Senior Vice President, Controller and Chief Accounting Officer. Ms. Wolf’s current salary is $228,000 per year. In 2014, Ms. Wolf received a $25,000 bonus for the timely filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014. The Company has also agreed to pay to Ms. Wolf: (i) a $25,000 bonus upon the timely filing of this Annual Report; (ii) a bonus of $27,522 for the Company's performance through September 30, 2014, which is payable by March 31, 2015; and (iii) a retention bonus of $21,093 if Ms. Wolf remains employed by the Company through March 31, 2015.
Employment and Separation Agreements With Former Officers
David A. Tenwick. On May 29, 2014, the Board appointed Mr. Tenwick (our then Chairman of the Board) to serve as the Company’s Interim President and Chief Executive Officer effective June 1, 2014. For such service, Mr. Tenwick received compensation of $12,000 per month in addition to the compensation he earned in his capacity as Chairman of the Board. Mr. Tenwick ceased serving as Interim President and Chief Executive Officer upon Mr. McBride’s appointment thereto, effective October 10, 2014, and ceased serving as Chairman of the Board upon Mr. McBride’s appointment thereto, effective March 25, 2015. Mr. Tenwick continues to serve as a director.
Boyd P. Gentry. Boyd P. Gentry stepped down from his position as President and Chief Executive Officer of the Company and his position as a member of the Board, effective June 1, 2014. The Company entered into a separation agreement with Mr. Gentry pursuant to which the Company deposited or will deposit, as applicable, on behalf of Mr. Gentry: (i) the sum of $452,500, less applicable withholding and authorized deductions, on June 9, 2014; and (ii) the sum of $33,750 per month, less applicable withholding and authorized deductions, for the ten consecutive months thereafter, with the first payment made on July 1, 2014 and the last payment to be made on April 1, 2015. The Company paid or is paying, as applicable, these severance payments into an escrow account maintained by an escrow agent who will release the funds to Mr. Gentry in six monthly payments which commenced on December 1, 2014 and will end on May 1, 2015.
Prior to his separation from the Company, Mr. Gentry was employed pursuant to an employment agreement, effective January 10, 2011, which provided for an initial annual salary of $300,000 per year, subject to annual review by the Compensation Committee thereafter. Pursuant to such review: (i) from January 1, 2012 through July 1, 2012, Mr. Gentry received an annual salary of $330,000; (ii) from July 1, 2012 through December 31, 2012, Mr. Gentry received an annual salary of $400,000; and (iii) from January 1, 2013 until his separation, Mr. Gentry received an annual salary of $450,000. Pursuant to the Cash Compensation Reduction Program adopted by the Compensation Committee and the Board in November 2013, and in respect of the year ended December 31, 2014, Mr. Gentry agreed to accept $50,000 of his salary payable in options to purchase common stock issued pursuant to the Company’s 2011 Stock Incentive Plan in lieu of cash compensation otherwise payable to him. As a result of Mr. Gentry’s separation from the

Company, all vested but unexercised options terminated thirty days thereafter. The employment agreement also included an annual performance bonus of up to 100% of the annual salary based on standards established by the Compensation Committee.
Mr. Gentry also received, upon execution of his employment agreement in 2011, equity compensation in the form of a warrant to purchase 250,000 shares of common stock, with an exercise price equal to $4.13 per share. As a result of certain anti-dilution adjustments, at the time of Mr. Gentry’s separation from the Company the warrant represented the right to purchase 275,626 shares of common stock at an exercise price of $3.75. The warrant was originally scheduled to vest as to one-third of the underlying shares on each of January 10, 2011, January 9, 2012 and January 9, 2013. The warrant was exercised on a cashless basis in 2014.
The employment agreement also provided for certain severance payments and benefits in connection with the termination of Mr. Gentry’s employment; however, all such payments and benefits were replaced with those provided in the separation agreement.
Ronald W. Fleming. Ronald W. Fleming resigned as Senior Vice President, Chief Financial Officer and Secretary of the Company effective October 8, 2014. We did not enter into a separation agreement with Mr. Fleming and he received, upon such resignation, all accrued but unpaid base salary in accordance with the terms of his employment agreement, effective May 15, 2013. Mr. Fleming did not receive any other severance payments upon his resignation.
Prior to his resignation, Mr. Fleming was employed pursuant to the employment agreement, which provided for an annual base salary of $270,000 per year, subject to review on an annual basis thereafter, and an annual bonus with a target amount equal to at least 75% of the annual salary (provided, however, that the bonus paid for 2013 was equal to $80,000), based on reasonably expected performance. Pursuant to the Cash Compensation Reduction Program and in respect of the year ended December 31, 2014, Mr. Fleming agreed to accept $20,000 of his salary payable in options to purchase common stock issued pursuant to the Company’s 2011 Stock Incentive Plan in lieu of cash compensation otherwise payable to him. Pursuant to the employment agreement: (i) on May 15, 2013, Mr. Fleming received equity compensation in the form of a warrant to purchase 70,000 shares of common stock, with an exercise price equal to $5.90 per share, which was originally scheduled to vest as to one-third of the underlying shares on each of the three subsequent anniversaries of the grant date; and (ii) on December 23, 2013, Mr. Fleming received 30,000 shares of restricted common stock, which were originally scheduled to vest as to one-third of the shares on each of May 15, 2014, May 15, 2015 and May 15, 2016. Thirty days after his resignation, all vested but unexercised equity awards held Mr. Fleming expired.
David Rubenstein. Mr. Rubenstein ceased serving as the Company’s Chief Operating Officer effective December 31, 2014. On August 11, 2014, the Company entered into a separation agreement with Mr. Rubenstein, pursuant to which the Company and Mr. Rubenstein agreed that he would cease serving as the Company’s Chief Operating Officer effective December 31, 2014, and that the termination of his employment would be deemed to be without cause. Pursuant to the separation agreement: (i) Mr. Rubenstein became eligible for the full amount of his annual bonus (with the bonus amount calculated pursuant to the terms of his employment agreement) based on the Company’s performance through September 30, 2014; and (ii) in the event of a “change in control” (as such term is defined in his employment agreement), the severance payments and benefits Mr. Rubenstein would otherwise be entitled to receive pursuant to his employment agreement would be immediately payable in a lump sum. Except for the foregoing, the terms of Mr. Rubenstein’s employment agreement remain unchanged by the separation agreement. Pursuant to the separation agreement and the employment agreement, Mr. Rubenstein became entitled to receive, in connection with his separation from the Company, a bonus in the amount of $138,938 and severance payments in the amount $352,605. The amount of the severance payments equal his annual salary plus accrued but unpaid vacation and is payable in substantially equal monthly installments for a period of twelve (12) months after his termination date. For such period, Mr. Rubenstein and his family are entitled to continue to be covered under all employee benefit plans of the Company under which executive officers of the Company are covered and at the same cost and under the same terms and conditions as apply to executive officers.
Prior to his separation from the Company, Mr. Rubenstein was employed pursuant to an employment agreement, effective December 19, 2011, which provided for: (i) an annual base salary of $300,000 per year, which increased to $325,000 effective June 30, 2012; (ii) an annual performance bonus of up to 75% of the annual salary based on standards established by the Compensation Committee; and (iii) a one-time signing bonus of $150,000. Pursuant to the Cash Compensation Reduction Program and in respect of the year ended December 31, 2014, Mr. Rubenstein accepted $25,000 of his annual salary in options to purchase common stock issued pursuant to the Company’s 2011 Stock Incentive Plan in lieu of cash compensation otherwise payable to him. Pursuant to the employment agreement, on December 19, 2011, Mr. Rubenstein received equity compensation in the form of: (i) a warrant to purchase 100,000 shares of common stock, with an exercise price equal to $4.13 per share, which warrant was originally scheduled to vest as to one-third of the underlying shares on each of the three subsequent anniversaries of the grant date; and (ii) a warrant to purchase 100,000 shares of common stock, with an exercise price equal to $4.97 per share, which warrant was originally scheduled to vest as to one-third of the underlying shares on each of the second, third and fourth anniversaries of the grant date. As a result of such anti-dilution adjustments, the warrants represented at the time of Mr. Rubenstein’s separation from the Company the right to purchase: (i) 105,000 shares at an exercise price of $3.93 per share; and (ii) 105,000 shares at an exercise price of $4.58 per share. Thirty days after his resignation, all vested but unexercised option awards held by Mr. Rubenstein expired.
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

Outstanding Equity Awards at Fiscal Year-End Table
The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2014:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#)— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested		Market Value of Stock that is Not Vested	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
William McBride III(1), Chairman, President and Chief Executive Officer	—		300,000	—	$4.49	10/10/2024	—		—	150,000	673,500
David A. Tenwick (2), Former Chairman, Interim President and Chief Executive Officer	246,722	(3)	—	—			50,731	(4)	—	—	—
Boyd Gentry (5), Former President, Chief Executive Officer	—		—	—			—		—	31,500	135,450
David Rubenstein, Chief Operating Officer	69,993		—	—	$3.93	12/19/2021	—		—	—	—
	105,000		—	—	$4.58	12/19/2021	—		—	—	—
	13,889		—	—	$4.06	11/12/2023	—		—	—	—
Ronald W. Fleming, Former Chief Financial Officer	23,333		—	—	$5.90	5/15/2023	—		—	—	—
Sheryl A. Wolf (6), Senior Vice President, Controller and Chief Accounting Officer	8,333		16,667	—	$4.30	4/17/2023	—		—	—	—

(1)
Warrant vests on the following schedule: 100,000 shares on October 10, 2015, 100,000 shares on October 10, 2016, and 100,000 shares on October 10, 2017; restricted shares vest on the following schedule: 50,000 shares on October 10, 2015, 50,000 shares on October 10, 2016, and 50,000 shares on October 10, 2017.

(2)	Mr. Tenwick did not receive any stock compensation related to his appointment as Interim President and Chief Executive Officer during 2014.

(3)
Represents: (i) options to purchase 27,778 shares of common stock at an exercise price of $4.06 per share; (ii) warrants to purchase 109,472 shares of common stock at an exercise price of $1.93 per share; and (iii) warrants to purchase 109,472 shares of common stock at an exercise price of $1.04 per share. On July 1, 2014, Mr. Tenwick sold an aggregate total of 218,946 fully vested and unexercised warrants for a total sale price of $328,419 to Park City Capital Offshore Master, Ltd., an affiliate of Michael J. Fox, a Director of the Company. Mr. Tenwick sold an additional 109,472 fully vested and unexercised warrants for a sale price of $281,343 to Park City Capital Offshore Master, Ltd. on February 20, 2015.

(4)
Represents: (i) a restricted stock grant of 31,500 shares of common stock with a grant price of $3.20 per share and vesting on June 1, 2015; and (ii) a restricted stock grant of 19,231 shares of common stock with a grant price of $3.90 per share and vesting as to one-third of the shares each year for three years on the anniversary of the grant date of December 17, 2014.

(5)	31,500 restricted shares vest on June 1, 2015.

(6)	Options vest on the following schedule: 8,333 shares on April 17, 2014, 8,333 shares on April 17, 2015 and 8,334 shares on April 17, 2016.
Director Compensation
Director Compensation and Reimbursement Arrangements

For the year ended December 31, 2014, our independent directors were paid $6,000 per month plus an additional: (i) $1,500 per month if serving as a chairperson of one of the committees of the Board; and (ii) $500 per month if serving on more than one committee. During 2014, Mr. Tenwick was paid $11,000 per month for his services as the Chairman of the Board of Directors.
Pursuant to the Cash Compensation Reduction Program adopted by the Compensation Committee and the Board on November 12, 2013, certain of the cash compensation described above and otherwise payable to our directors for 2014 was replaced with equity. The Cash Compensation Reduction Program provided that: (i) director fees otherwise payable in cash to our independent directors for service on the Board would be paid 50% in cash and 50% in options to purchase common stock granted pursuant to the Company’s 2011 Stock Incentive Plan; and (ii) $50,000 of the compensation otherwise payable in cash to Mr. Tenwick for his service as Chairman of the Board would be paid in options to purchase common stock granted pursuant to the Company’s 2011 Stock Incentive Plan. In connection with the Cash Compensation Reduction Program, option grants were made to our independent directors on November 12, 2013, in respect of compensation for 2014. The options had an exercise price equal to the fair market value (as defined in the Company’s 2011 Stock Incentive Plan) of the common stock on the date of grant. The options vested with respect to one-twelfth of the underlying shares of common stock on the last day of each month of 2014. The options granted pursuant to the Cash Compensation Reduction Program were reported as director compensation in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders.
On December 17, 2014, the Compensation Committee and the Board approved a new director compensation plan for the year ending December 31, 2015. Pursuant to this plan, director fees for all non-employee directors (including Mr. Brogdon) will be $25,000, payable in restricted stock awards or options to purchase common stock granted pursuant to the Company’s 2011 Stock Incentive Plan. In accordance with this plan, on December 17, 2014: (i) Messrs. Brogdon, Radcliffe and Tenwick were granted restricted stock awards of 19,231 shares of common stock with a grant price of $3.90 per share, which shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (ii) Messrs. Hackett and Sturtz were granted restricted stock awards of 6,411 shares of common stock with a grant price of $3.90 per share, which shall vest in full on December 17, 2015; and (iii) Messrs. Fox and Morrison were granted options to purchase 51,865 shares of common stock with an exercise price of $3.90 per share, which shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date.
Non-employee directors are reimbursed for travel and other out-of-pocket expenses for travel in connection with their duties as directors.
Director Compensation Table
The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2014. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board of Directors. Compensation paid to Mr. Tenwick in 2014 is reported in “- Summary Compensation Table.”
DIRECTOR COMPENSATION

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)(1)		Option awards (d)(2)		Non-equity incentive plan compensation (e)	Change in pension value and non- qualified deferred compensation earnings (f)	All other compensation (g)		Total
Christopher F. Brogdon	$—	$75,001	(4)	—		—	—	$460,000	(5)	$535,001
Michael J. Fox	$39,000	$—		$74,218	(6)	—	—	—		$113,218
Peter J. Hackett	$48,000	$25,003	(8)	$—		—	—	—		$73,003
Brent Morrison *	$10,710	$—		74,218	(6)	—	—	—		$84,928
Philip S. Radcliffe	$48,000	$75,001	(4)	$—		—	—	—		$123,001
Laurence E. Sturtz **	$48,000	$25,003	(7)	$—		—	—	—		$73,003
(*)    On October 10, 2014, Mr. Morrison was appointed to serve as a Class III Director of the Company for a term that expires at the
Company's annual meeting of shareholders to be held in 2016.
(**)    Mr. Sturtz resigned as a director of the Company effective January 3, 2015.

(1)	The amounts set forth in Column (c) reflect the full aggregate grant date market value of the awards.

(2)
The amounts set forth in Column (d) reflect the full aggregate grant date fair value of the awards (see Note 14 - Stock Based Compensation for a description of the assumptions used to determine fair value).

(3)
The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2014 are shown below:

	As of December 31, 2014
	Number of Shares Subject to Outstanding Options or Warrants		Number of Shares of Unvested Restricted Stock
Director	Exercisable	Unexercisable
Christopher F. Brogdon	662,288	—	50,731
Michael J. Fox	21,667	51,865	—
Peter J. Hackett	37,167	—	37,911
Brent Morrison	—	51,865	—
Philip S. Radcliffe	61,013	—	50,731
Laurence E. Sturtz	81,007	—	37,911

(4)
Represents a restricted stock grant of 19,231 shares of common stock with a grant price of $3.90 per share and vesting as to one-third of the shares each year for three years on the anniversary of the grant date of December 17, 2014.

(5)
Represents (i) $105,000 paid to Mr. Brogdon in 2014 pursuant to his Consulting Agreement with the Company; (ii) $100,000 paid to Mr. Brogdon pursuant to the May 6, 2014 Amendment to the Consulting Agreement; and (iii) $255,000 remaining due to Mr. Brogdon pursuant to his Consulting Agreement that was offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note related to our consolidating variable interest entity (see "-Director Compensation-Brogdon Consulting Agreement", Note 15 - Variable Interest Entity and Note 19 - Related Party Transactions).

(6)
Represents an option granted to purchase 51,865 shares of common stock with an exercise price of $3.90 per share and vesting as to one-third of the shares each year for three years on the anniversary of the grant date of December 17, 2014.

(7)	Represents a restricted stock grant of 6,411 shares of common stock with a grant price of $3.90 per share and vesting on December 17, 2015.
Brogdon Consulting Agreement
In December 2012, the Company entered into a consulting agreement with Mr. Brogdon pursuant to which Mr. Brogdon is compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. The consulting agreement was originally scheduled to terminate on December 31, 2015. As compensation for his services under the consulting agreement, Mr. Brogdon was originally entitled to receive: (i) $10,000 per month in year one; (ii) $15,000 per month in year two; and (iii) $20,000 per month in year three of the consulting agreement. In addition, Mr. Brogdon was originally entitled to receive a success fee of $20,000 for each completed transaction; provided, however, that barring a majority vote of the Board, such success fees on a one-year basis could not exceed $80,000 in year one, $120,000 in year two and $160,000 in year three of the consulting agreement. In addition, no success fee would be payable for transactions involving leased facilities or transactions in which the overall consideration is less than $2,500,000. If the consulting agreement was terminated by the Company without cause, the Company would provide severance pay to Mr. Brogdon in an amount equal to eighteen (18) months of Mr. Brogdon’s maximum total compensation (including success fees). No success fee was paid to Mr. Brogdon pursuant to the consulting agreement in the years ended December 31, 2013 or 2014.
On May 6, 2014, the Company and Mr. Brogdon entered into an amendment to the consulting agreement to amend it to restructure the compensation payable to Mr. Brogdon thereunder. The amended consulting agreement eliminated the monthly payments to Mr. Brogdon and instead provided for an aggregate consulting fee equal to $400,000, among other things, as described below:

•
Under the amended consulting agreement, Mr. Brogdon is entitled to receive a success fee of $25,000 (increased from $20,000 under the original consulting agreement) for each potential acquisition identified by Mr. Brogdon which the Company completes; provided, however, that the success fee shall not exceed $160,000 in any calendar year without a majority vote of the Board.

•
The fee originally payable to Mr. Brogdon upon termination of the original consulting agreement without cause (approximately $550,000 for such termination prior to a change of control and approximately $1.1 million for such termination within six months after a change of control) was eliminated in the amended consulting agreement. Instead, Mr. Brogdon will receive a change of control fee of $500,000 if a change of control (as defined in the amended consulting agreement) occurs on or before May 1, 2015 and the amended consulting agreement has not been earlier terminated. If a change of control occurs after May 1, 2015, then no change of control fee is payable. The amended consulting agreement will terminate immediately upon a change of control and any accrued and unpaid success fee and change of control fee (if applicable) will be paid to Mr. Brogdon upon the closing of the change of control.

Pursuant to the amended consulting agreement, the Company made a one-time payment of $100,000 in respect of the $400,000 consulting fee on May 6, 2014, and was obligated to pay the remainder of the consulting fee in monthly payments of $15,000, which payments commenced on June 1, 2014. The amended consulting agreement also provided that, notwithstanding the foregoing, if the Riverchase Village facility (which is owned by an entity which is owned and controlled by Mr. Brogdon and that is our VIE) was sold prior to September 1, 2014, then the amount of the unpaid consulting fee would be reduced by (and offset against) the aggregate principal balance owed by Mr. Brogdon to the Company under the promissory note executed by Mr. Brogdon in favor of the Company, with any remaining balance of the consulting fee owed to Mr. Brogdon to be paid in cash at closing. However, because the sale of the Riverchase Village facility was not completed prior to September 1, 2014, the balance of the consulting fee owed to Mr. Brogdon by the Company in the amount of $255,000 was offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note, thereby reducing the principal amount of the promissory note to $268,663 (see Note 15 - Variable Interest Entities).
The amended consulting agreement has an indefinite term, subject to the termination of the agreement by either party for cause (subject to a cure period) or by Mr. Brogdon without cause.
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
Beneficial Ownership of Common Stock
The following table furnishes information, as of March 13, 2015, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., "Executive Compensation Table"; and (iii) our directors and executive officers as a group. As of March 13, 2015, there were 19,220,903 shares of the common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Outstanding Common Stock (3)
5% Beneficial Owners (Excluding Directors and Executive Officers):
Connie B. Brogdon (4)	1,667,727	(5)	8.7%
Anthony J. Cantone (6)	1,922,699	(7)	10.0%
Park City Capital, LLC (8)	1,322,307	(9)	6.9%
Doucet Asset Management, LLC (10)	1,433,659	(11)	7.5%
Directors and Executive Officers:
Christopher Brogdon	1,667,727	(12)	8.7%
Michael J. Fox	1,322,307	(13)	6.9%
Peter J. Hackett	67,173	(14)	*
William McBride III	10,000	(15)	*
Brent Morrison	—		*
Philip S. Radcliffe	140,678	(16)	*
David A. Tenwick	465,169	(17)	2.4%
Sheryl A. Wolf	8,333	(18)	*
All directors and executive officers as a group	3,681,387		19.2%
David Rubenstein	188,882	(19)	1.0%
Ronald W. Fleming	10,447	(20)	*
Boyd Gentry	99,554	(21)	*
All former officers as a group	298,883		1.6%
*    Less than one percent.

(1)	The address for each of our directors and executive officers is c/o AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.

(2)	Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.

(3)	Percentage is calculated based on 19,220,903 shares of common stock outstanding as of March 13, 2015.

(4)	The address for Connie B. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.

(5)
Includes: (i) 221,296 shares of common stock held directly by Christopher Brogdon (her spouse); (ii) 784,143 shares of common stock held by Connie B. Brogdon; (iii) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $3.46 per share; (v) warrants to purchase 115,762 shares of common stock held by Christopher Brogdon at an exercise price of $4.32 per share; (vi) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $5.71 per share; (vii) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $6.67 per share; and (viii) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $7.62 per share.

(6)	The address for Anthony J. Cantone is 766 Shrewsbury Avenue, Tinton Falls, New Jersey 07724.

(7)
The information set forth in this table regarding Mr. Cantone is based on Schedule 13G/A filed with the SEC by Mr. Cantone and other reporting persons on August 21, 2014, Form 4 filed with the SEC by Mr. Cantone on August 22, 2014, and other information known to the Company. Includes: (i) 318,013 shares of common stock held by Mr. Cantone; (ii) 150,038 shares of common stock held by affiliates of Mr. Cantone; (iii) 617,269 shares of common stock issuable upon conversion of a 2012 Note held by an affiliate of Mr. Cantone; (iv) 289,879 shares of common stock issuable upon conversion of a 2012 Note held by Mr. Cantone; (v) a warrant held by an affiliate of Mr. Cantone to purchase 75,000 shares of common stock; (vi) a warrant held by an affiliate of Mr. Cantone to purchase 315,000 shares of common stock at an exercise price of $3.81 per share; (vii) a warrant held by an affiliate of Mr. Cantone to purchase 105,000 shares of common stock at an exercise price of $3.81 per share; and (viii) 52,500 shares of common stock issued to Mr. Cantone in connection with his services as placement agent in the offer and placement of the 2012 Notes.

(8)	The address for Park City Capital, LLC is 200 Crescent Court, Suite 1575, Dallas, Texas 75201.

(9)
The information set forth in this table regarding Park City is based on a Form 4 and Schedule 13 D/A filed with the SEC by Michael J. Fox on February 23, 2015 and other information known to the Company. Park City Capital Offshore Master, Ltd. has sole voting and dispositive power with respect to 1,198,390 of the shares. Park City Special Opportunity Fund, Ltd. has sole voting and dispositive power with respect to 102,250 of the shares. Park City Capital, LLC has shared voting and dispositive power with respect to 1,300,640 of the shares. PCC SOF GP, LLC has shared voting and dispositive power with respect to 102,250 of the shares. Michael J. Fox has sole voting and dispositive power with respect to 21,667 of the shares and shared voting and dispositive power with respect to 1,300,640 of the shares. Park City Capital Offshore Master, Ltd. has a convertible promissory note convertible into 222,222 shares of common stock at a conversion price of $4.50 per share. The convertible promissory note is subject to certain beneficial ownership limitations.

(10)	The address for Doucet Asset Management, LLC is 2204 Lakeshore Drive, Suite 304, Birmingham, Alabama 35209.

(11)
The information set forth in this table regarding Doucet Asset Management, LLC is based on a Schedule 13D (the "Doucet Schedule 13D") filed with the SEC by Doucet Asset Management and other reporting persons on February 4, 2015, and other information known to the Company. Doucet Capital, LLC has shared voting and dispositive power with respect to 1,433,659 of the shares. Doucet Asset Management, LLC has shared voting and dispositive power with respect to 1,433,659 of the shares. Christopher L. Doucet, managing member of Doucet Capital, LLC and CEO and control person of Doucet Asset Management, LLC, has shared voting and dispositive power with respect to 1,433,659 of the shares. Suzette A. Doucet, CFO and control person of Doucet Asset Management, LLC, has shared voting and dispositive power with respect to 1,433,659 of the shares. The Doucet Schedule 13D includes a letter to the Board, dated February 4, 2015, in which Mr. Doucet proposes that AdCare merge with Global Healthcare REIT, Inc., a company affiliate with Chris Brogdon.

(12)
Includes: (i) 784,143 shares of common stock held directly by Connie B. Brogdon (his spouse); (ii) 221,296 shares of common stock held by Christopher Brogdon; (iii) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $3.46 per share; (v) warrants to purchase 115,762 shares of common stock held by Christopher Brogdon at an exercise price of $4.32 per share; (vi) an option to purchase 105,000 shares of common stock at an exercise price of $5.71 per share; (vii) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $6.67 per share; and (viii) an option to purchase 105,000 shares of common stock held by Christopher Brogdon at an exercise price of $7.62 per share.

(13)
Includes: (i) 750,000 shares of common stock held by affiliates of Mr. Fox; (ii) options to purchase 21,667 shares of common stock held by Mr. Fox at an exercise price of $4.06 per share; (iii) a warrant to purchase 109,473 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $2.57 per share; (iv) a warrant to purchase 109,473 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $3.43 per share; (v) a warrant to purchase 109,472 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $1.93 per share; and (vi) a convertible promissory note held by an affiliate of Mr. Fox convertible into 222,222 shares of common stock at a conversion price of $4.50 per share. The convertible promissory note beneficially owned by Mr. Fox is subject to certain beneficial ownership limitations.

(14)
Includes: (i) 30,006 shares of common stock held by Mr. Hackett; (ii) options to purchase 10,500 shares of common stock at an exercise price of $4.11 per share; and (iii) options to purchase 26,667 shares of common stock at an exercise price of $4.06 per share.

(15)	Includes 10,000 shares of common stock held by Mr. McBride.

(16)
Includes: (i) 79,665 shares of common stock held by Mr. Radcliffe; (ii) options to purchase 3,240 shares of common stock at an exercise price of $1.30 per share; (iii) options to purchase 10,500 shares of common stock at an exercise price of $4.11 per share; (iv) options to purchase 26,667 shares of common stock at an exercise price of $4.06 per share; (v) warrants to purchase 5,151 shares of common stock at an exercise price of $1.04 per share; (vi) warrants to purchase 5,151 shares of common stock at an exercise price of $1.93 per share; (vii) warrants to purchase 5,152 shares of common stock at an exercise price of $2.57 per share; and (viii) warrants to purchase 5,152 shares of common stock at an exercise price of $3.43 per share.

(17)
Includes: (i) 327,919 shares of common stock held by Mr. Tenwick; (ii) options to purchase 27,778 shares of common stock at an exercise price of $4.06 per share; and (iii) warrants to purchase 109,472 shares of common stock at an exercise price of $1.04 per share.

(18)	Includes an option to purchase 8,333 shares of common stock at an exercise price of $4.30 per share.

(19)
Includes: (i) options to purchase 13,889 shares of common stock at an exercise price of $4.06 per share; (ii) warrants to purchase 105,000 shares of common stock at an exercise price of $3.93 per share; and (iii) warrants to purchase 69,993 shares of common stock at an exercise price of $4.58 per share.

(20)	Includes (i) 447 shares of common stock held directly by Mr. Fleming; and (ii) 10,000 shares restricted stock.

(21)	Includes (i) 63,823 shares of common stock held directly by Mr. Gentry; and (ii) 31,500 shares of restricted stock that vest on June 1, 2015.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Riverchase. On April 9, 2010, Riverchase Village ADK, LLC (“Riverchase”), then a wholly owned subsidiary of the Company, entered into a Purchase Agreement with an Oklahoma limited liability company controlled by a bank (“Riverchase Seller”) to acquire the assets of Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama, for a purchase price of approximately $5.0 million. On June 22, 2010, the Company assigned to Christopher Brogdon (a director of the Company, beneficial owner of more than 5% of the common stock and the Company’s former Chief Acquisition Officer) 100% of the membership interests in Riverchase. On June 25, 2010, Riverchase, then owned by Mr. Brogdon, purchased the Riverchase Village facility pursuant to the terms of the Purchase Agreement.
In connection with financing of the acquisition of the Riverchase Village facility, Riverchase borrowed from the Medical Clinic Board of the City of Hoover the proceeds from the issuance of $5.8 million First Mortgage Healthcare Facility Revenue Bonds (Series 2010 A) and $0.5 million First Mortgage Revenue Bonds (Series B), which proceeds were used to acquire Riverchase Village facility, pay the cost of certain repairs and improvements to Riverchase Village, fund certain services and pay the cost of the issuance of the bonds. As part of the financing, AdCare guaranteed Riverchase’s obligations under the bonds. See Part II, Item 7, “Management Discussion and Analysis of Financial Coalition - Notes Payable and Other Debt - Senior Debt - Bonds, Net of Discount - Riverchase.”
As consideration for the assignment of 100% of the membership interests in Riverchase to Mr. Brogdon and AdCare’s guaranteeing the bonds, Mr. Brogdon granted to a wholly owned subsidiary of the Company an exclusive and irrevocable option pursuant to an Option Agreement to acquire Riverchase (the “Riverchase Option”) through June 22, 2012 for an exercise price of $100,000 and otherwise under the same terms and conditions set forth in the Purchase Agreement. In addition, another wholly owned subsidiary of the Company entered into a five-year year Management Agreement with Riverchase pursuant to which such subsidiary supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility. On June 22, 2013, the Company subsidiary and Riverchase agreed to mutually terminate the management agreement.
On July 26, 2012, the Company subsidiary and Mr. Brogdon amended the Option Agreement to extend the last date on which the Riverchase Option may be exercised through June 22, 2013. On June 22, 2013, the Company subsidiary and Mr. Brogdon further amended the Option Agreement to extend the last date on which the Riverchase Option may be exercised through June 22, 2014.
On December 18, 2013, Riverchase entered into a sales listing agreement to sell the Riverchase Village facility. On April 1, 2014, Riverchase entered into a purchase and sale agreement to sell the Riverchase Village facility to a third-party purchaser; however, the agreement was terminated on August 6, 2014.
See “-Letter Agreement with Brogdon” for a further description of the agreements with respect to the Riverchase Village facility and related matters.
Promissory Note Issued By Brogdon. On December 31, 2013, the Company notified certain entities controlled by Christopher Brogdon of the Company’s intent to terminate the management agreements between subsidiaries of the Company and such Brogdon entities under which the Company subsidiaries managed five skilled nursing facilities located in Oklahoma owned by the Brogdon entities and the Harrah Nursing Center, McLoud Nursing Center and Mecker Nursing Center, also owned by the Brogdon entities. Pursuant to the agreement: (i) the parties agreed to terminate the management agreements effective March 1, 2014 and (ii) Mr. Brogdon executed a promissory note in favor of the Company in principal amount of $523,663 which represented amounts owed as of March 1, 2014 (a) by the Brogdon entities pursuant to the management agreements and (b) by GL Nursing,

LLC (an entity controlled by Mr. Brogdon) to the Company in connection with the Company’s assignment in May 2012 of its rights to acquire Golden Years Manor. The promissory note was originally payable in five equal monthly installments commencing on September 1, 2014 and ending on December 31, 2014, and did not bear interest. See “-Harrah, McLoud and Meeker,” “-Oklahoma Facilities” and “-Golden Years Manor” below for a further description.
Letter Agreement with Brogdon. On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014 (the “Letter Agreement”), with Christopher Brogdon and entities controlled by him which: (i) extended the Riverchase Option until June 22, 2015; and (ii) reduced the purchase price for the exercise of the Riverchase Option to $1.00. Furthermore, the Letter Agreement provided that, upon the closing of the sale of the Riverchase Village facility to an arms-length third party purchaser, regardless of whether the Company has exercised the Riverchase Option, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds will be paid to the Company; (b) the remaining net sales proceeds will be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under the promissory note issued by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds will be paid to the Company.

On May 15, 2014, the Company and certain of its subsidiaries entered into an Amendment to the Letter Agreement (the “Letter Agreement First Amendment”), pursuant to which the Company agreed to pay $92,323 (the “Tax Payment”) to the appropriate governmental authorities of Jefferson County, Alabama, such amount representing outstanding real property taxes due on the Riverchase Village facility. The Company determined that it was in its best interest to make the Tax Payment in order to preserve the Company’s interest in the sale of the Riverchase Village facility. In connection with the Tax Payment, the parties also agreed to amend and restate the promissory note issued by Mr. Brogdon in favor of the Company to reflect a new principal amount of $615,986, which amount represents the original principal amount of the note plus the Tax Payment. Furthermore, the Letter Agreement First Amendment amended the Letter Agreement to provide that, if the closing of the sale of the Riverchase Village facility does not occur on or before December 31, 2014, then a payment of principal under the amended and restated promissory note equal to the Tax Payment will be due and payable to the Company on or before January 31, 2015.

On October 10, 2014, the Company and certain of its subsidiaries entered into a second amendment to the Letter Agreement, as amended (the “Letter Agreement Second Amendment”), with Mr. Brogdon and entities controlled by Mr. Brogdon, pursuant to which the Company reduced the principal amount of the promissory note issued by Mr. Brogdon by the amount equal to $92,323 (which represents the amount of the Tax Payment) plus $255,000 (which represents an offset of amounts owed by the Company to Mr. Brogdon under his consulting agreement with the Company). See “-Consulting Agreement.”

The Letter Agreement Second Amendment also amended the Letter Agreement, as amended, to provide that upon the closing of the sale of the Riverchase Village facility to a third party purchaser, the net sales proceeds from such sale shall be distributed so that any net sales proceeds shall first be paid to the Company to satisfy the $177,323 outstanding under the note issued by Riverchase to the Company, which note is discussed below.

AdCare is a guarantor of Riverchase’s obligations with respect to certain revenue bonds issued by the City of Hoover in connection with the Riverchase Village facility, and in order to preserve the Company’s interest in the sale of the Riverchase Village facility, the Company made a payment in the amount of $85,000 (the “Principal Obligation”) on behalf of Riverchase with respect to its obligations under the bonds. On October 10, 2014, Riverchase issued a promissory note in favor of the Company in the principal amount of $177,323, which represented the amount of Tax Payment plus the Principal Obligation. The note does not bear interest and is due upon the closing of the sale of the Riverchase Village facility.

On March 25, 2015, the Company and certain of its subsidiaries entered into a third amendment to the Letter Agreement, as amended (the “Letter Agreement Third Amendment”), with Mr. Brogdon and entities controlled by him, pursuant to which Riverchase and the Company agreed to amend the promissory note issued by Riverchase to the Company to: (i) increase the principal amount due under the promissory note issued by Riverchase to the Company by any additional real property tax payments made by the Company with respect to the Riverchase Village facility and (ii) to state that such promissory note would not bear interest.

The Letter Agreement Third Amendment amended the Letter Agreement to provide a schedule for the payment to the Company of the net sales proceeds resulting from a sale of the Riverchase Village facility to a third-party purchaser. The net sales proceeds from such sale shall be distributed to the Company as follows: (i) an amount sufficient to satisfy all amounts due and owing under the promissory note issued by Riverchase to the Company; (ii) one-half of the then remaining net sales proceeds; (iii) an amount sufficient to satisfy the amounts due and owing under the promissory note issued by Mr. Brogdon to the Company; and (d) the then remaining balance of net sales proceeds.

In connection with the Letter Agreement Third Amendment, the Company and Mr. Brogdon agreed to amend the promissory note issued by Mr. Brogdon to the Company. Pursuant to this amendment, the principal balance plus any accrued interest under the promissory note issued by Mr. Brogdon to the Company shall be due and payable on the earlier of: (i) December 31, 2015; or (ii) the closing of the sale of the Riverchase Village facility.
Consulting Agreement. In December 2012, the Company entered into a consulting agreement with Christopher Brogdon pursuant to which he is compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. The consulting agreement was originally scheduled to terminate on December 31, 2015. As compensation for his services under the consulting agreement, Mr. Brogdon was originally entitled to receive: (i) $10,000 per month in year one; (ii) $15,000 per month in year two; and (iii) $20,000 per month in year three of the consulting agreement. In addition, Mr. Brogdon was originally entitled to receive a success fee of $20,000 for each completed transaction; provided, however, that barring a majority vote of the Board, such success fees on a one-year basis could not exceed $80,000 in year one, $120,000 in year two and $160,000 in year three of the consulting agreement. In addition, no success fee would be payable for transactions involving leased facilities or transactions in which the overall consideration is less than $2,500,000. If the consulting agreement was terminated by the Company without cause, the Company would provide severance pay to Mr. Brogdon in an amount equal to eighteen (18) months of Mr. Brogdon’s maximum total compensation (including success fees). No success fee was paid to Mr. Brogdon pursuant to the consulting agreement in the years ended December 31, 2013 or 2014.
On May 6, 2014, the Company and Mr. Brogdon entered into an amendment to the consulting agreement to amend it to restructure the compensation payable to Mr. Brogdon thereunder. The amended consulting agreement eliminated the monthly payments to Mr. Brogdon and instead provided for an aggregate consulting fee equal to $400,000, among other things, as described below:

•
Under the amended consulting agreement, Mr. Brogdon is entitled to receive a success fee of $25,000 (increased from $20,000 under the original consulting agreement) for each potential acquisition identified by Mr. Brogdon which the Company completes; provided, however, that the success fee shall not exceed $160,000 in any calendar year without a majority vote of the Board.

•
The fee originally payable to Mr. Brogdon upon termination of the original consulting agreement without cause (approximately $550,000 for such termination prior to a change of control and approximately $1.1 million for such termination within six months after a change of control) was eliminated in the amended consulting agreement. Instead, Mr. Brogdon will receive a change of control fee of $500,000 if a change of control (as defined in the amended consulting agreement) occurs on or before May 1, 2015 and the amended consulting agreement has not been earlier terminated. If a change of control occurs after May 1, 2015, then no change of control fee is payable. The amended consulting agreement will terminate immediately upon a change of control and any accrued and unpaid success fee and change of control fee (if applicable) will be paid to Mr. Brogdon upon the closing of the change of control.

Pursuant to the amended consulting agreement, the Company made a one-time payment of $100,000 in respect of the $400,000 consulting fee on May 6, 2014, and was obligated to pay the remainder of the consulting fee in monthly payments of $15,000, which payments commenced on June 1, 2014. The amended consulting agreement also provided that, notwithstanding the foregoing, if the Riverchase Village facility (which is owned by an entity which is owned and controlled by Mr. Brogdon and that is our VIE) was sold prior to September 1, 2014, then the amount of the unpaid consulting fee would be reduced by (and offset against) the aggregate principal balance owed by Mr. Brogdon to the Company under the promissory note executed by Mr. Brogdon in favor of the Company, with any remaining balance of the consulting fee owed to Mr. Brogdon to be paid in cash at closing. However, because the sale of the Riverchase Village facility was not completed prior to September 1, 2014, the balance of the consulting fee owed to Mr. Brogdon by the Company in the amount of $255,000 was offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note, thereby reducing the principal amount of the promissory note to $268,663.
The amended consulting agreement has an indefinite term, subject to the termination of the agreement by either party for cause (subject to a cure period) or by Mr. Brogdon without cause
Settlement and Indemnification Agreement. On March 26, 2015, the Company and certain entities controlled by Christopher Brogdon entered into a Settlement and Indemnification Agreement with respect to: (i) certain claims made by the Brogdon entities in connection with management and administrative services provided by the Company to the Brogdon entities under various management agreements; and (ii) certain pending, or threatened, legal proceedings against the Company and certain of its subsidiaries, and Mr. Brogdon and certain entities controlled by him, including the litigation filed in the District Court of Oklahoma County, State of Oklahoma and described in Part I, Item 3, “Legal Proceedings” (collectively, and including any unasserted claims arising from the management agreements, the “Adcare Indemnified Claims”). Pursuant to the Settlement and Indemnification Agreement, the Company agreed to contribute up to $600,000 towards the settlement of the litigation, and Mr.

Brogdon and the Brogdon entities agree to release the Company from any and all claims arising in connection with the management agreements and to indemnify the Company with respect to the AdCare Indemnified Claims.
The litigation was settled pursuant to the Clanton Settlement Agreement as described under Part I, Item 3, “Legal Proceedings.” Boyd P. Gentry, the Company’s former Chief Executive Officer, and Mr. Brogdon are parties to such agreement.
Harrah, McLoud and Mecker. On July 26, 2013, a wholly owned subsidiary of the Company entered into management agreements with entities controlled by Christopher Brogdon, which entities own the skilled-nursing facilities located in Oklahoma known as Harrah Nursing Center, McLoud Nursing Center and Mecker Nursing Center. Pursuant to the management agreements, the Company subsidiary managed the operations of these facilities. The management agreements had initial terms of five years with automatic renewal for one-year terms thereafter. Pursuant to the management agreements, the Brogdon entities which own the facilities agreed to pay the Company subsidiary a fee equal to 5% of the monthly gross revenues of the facilities. Effective March 1, 2014, the Company terminated the management agreements with respect to Harrah Nursing Center, McLoud Nursing Center and Mecker Nursing Center.
Oklahoma Facilities. Effective August 1, 2011, entities controlled by Christopher Brogdon acquired five skilled nursing facilities located in Oklahoma. In connection with the closing of this acquisition, a wholly owned subsidiary of the Company entered into five-year year management agreements with the Brogdon entities pursuant to which the Company subsidiary supervised the management of the facilities for a monthly fee equal to 5% of the monthly gross revenues of the facilities.

In December 2012: (i) the Brogdon entities entered into a $1.0 million senior secured credit agreement with Gemino; and (ii) the Company subsidiary entered into a subordination agreement pursuant to which the Company subsidiary agreed to subordinate its right to payment of all management fees owed to it by the Brogdon entities to such credit agreement with Gemino. However, the Company subsidiary could continue to accept such management fees owed to it under the management agreements, so long as no event of default has occurred under the credit agreement entered into among Gemino and the Brogdon entities. Effective as of March 1, 2014, the Company terminated the management agreements with respect to the facilities. On March 3, 2014, the Company, Mr. Brogdon and the Brogdon entities entered into an agreement to provide for the transition of the management of the facilities from the Company to a third-party.
Golden Years Manor. In January 2012, a wholly owned subsidiary of the Company entered into a Purchase and Sale Agreement with Gyman Properties, LLC, to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor, for an aggregate purchase price of $6.5 million. Pursuant to the Purchase and Sale Agreement, the Company deposited approximately $0.3 million into escrow to be held as earnest money. In May 2013, the Company decided not to pursue the acquisition of Golden Years Manor because it determined that the facility no longer met its investment criteria. At the time of such determination, the Company was not entitled to reimbursement of its deposit under the Purchase and Sale Agreement. Subsequently, on May 9, 2012, the Company assigned all of its rights under the Purchase and Sale Agreement to GL Nursing, LLC, an entity controlled by Christopher Brogdon. In connection with such assignment, GL Nursing, LLC agreed to reimburse to the Company the deposit and all of its out-of-pocket costs relating to Golden Years Manor upon the closing of the acquisition, which occurred on May 31, 2012.
Park City Capital. On March 27, 2014, the Company accepted a Subscription Agreement from Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, pursuant to which the Company issued to Park City Offshore in March 2014 $1,000,000 in principal amount of the 2014 Notes. Mr. Fox is a director of Park City Offshore and a director of the Company and a beneficial owner of 5% of the outstanding common stock. The promissory note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering. For more information regarding the 2014 Notes see Note 9 - Notes Payable and Other Debt, in Part II, Item 8. “Financial Statements and Supplementary Data.”

On March 31, 2015, the Company accepted a Subscription Agreement from Park City Capital Offshore, for 2015 Notes with an aggregate principal amount of $1,000,000. The 2015 Note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering except the 2015 Note to be issued to Park City Capital Offshore is not subject to any Adjustment for Dilutive Equity Issuances. For more information regarding the 2015 Notes see Part II, Item 9B. “Other Information.”

For a description of the arrangements between the Company and Mr. Fox regarding his service as a director, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

Doucet Asset Management, LLC. On February 4, 2015, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock. See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

On March 31, 2015, the Company accepted Subscription Agreements from Christopher L. Doucet and Suzette A. Doucet for 2015 Notes with an aggregate principal amount of $250,000. The 2015 Notes were offered to them on the same terms and conditions as all other investors in the offering. With respect to the offering of 2015 Notes, Institutional Securities Corporation served as the placement agent and Doucet Asset Management, LLC served as the selected dealer. Institutional Securities Corporation is affiliated with Doucet Asset Management, LLC and is entitled to receive a placement agent fee in the offering of approximately $146,000, assuming payment of all 2015 Notes subscribed for by investors identified by the placement agent. For more information regarding the 2015 Notes, see Part II, Item 9B. “Other Information.”

Cantone. On August 21, 2014, Anthony J. Cantone and certain of his affiliates filed with the SEC a Schedule 13G/A reporting beneficial ownership of greater than 5% of the common stock. See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In March 2012, the Company issued an unsecured promissory note to Cantone Asset Management LLC in the principle amount of $3,500,000. In April 2012, the Company issued an unsecured promissory note to Cantone Asset Management LLC in the principle amount of $1,500,000. In July 2012, the Company and Cantone Asset Management LLC refinanced these two promissory notes in exchange for the issuance by the Company to Cantone Asset Management LLC of a 2012 Note in a principle amount of $5,000,000.
In connection with the issuance of the promissory notes to Cantone Asset Management LLC in March and April of 2012, Cantone Research, Inc. agreed to provide the Company with certain consulting services for a monthly fee if the Company and Cantone Asset Management LLC (or an affiliated entity) did not agree to the terms of an additional financing arrangement pursuant to which it (or affiliated entity) would loan to the Company at least $4,000,000 for a four-year term. In July 2012, the consulting agreement was revised so as to provide for a certain monthly fee payable to Cantone Research, Inc. regardless of whether the Company and Cantone Asset Management LLC agreed to an additional financing arrangement. Furthermore, under the terms of the revised consulting agreement, the Company issued to Cantone Research, Inc. 50,000 shares of common stock and a warrant to purchase 100,000 shares of common stock. The Company paid to Cantone Research, Inc. approximately $50,000 during 2014 pursuant to the consulting agreement.
In July 2012 and March 2011, the Company issued and sold to certain accredited investors an aggregate of $7,500,000 and $4,508,700 in principle amount of 2012 Notes and 2011 Notes, respectively. In connection with the offerings, Cantone Research, Inc. acted as the exclusive agent with respect to the private placement of the notes. The Company paid to Cantone Research, Inc. $42,500 and $60,000 to act as the placement agent pursuant to the July 2012 and March 2011 offerings, respectively.
In October 2013, the Company settled certain alleged claims made by Anthony J. Cantone, Cantone Asset Management LLC and Cantone Research, Inc. with respect to their prior dealings with the Company, including, among other things, the Company’s offering of 2012 Notes. In connection with the settlement, the Company issued to CRI a two−year warrant to purchase 75,000 shares of common stock.
Red Rose Facility. In October 2011, pursuant to the terms of an Assignment of Lease and Landlord’s Consent, Rose Missouri Nursing, LLC, a wholly owned subsidiary of the Company, became the tenant and operator of the Red Rose facility, a 90-bed skilled nursing facility located in Cassville, Missouri. In connection with this transaction, Christopher Brogdon guaranteed the performance of the Company’s obligations, including payment obligations, under the Lease. In December 2012, the Company entered into agreements to indemnify Mr. Brogdon for such guarantees.
On September 30, 2014, the Lease to operate a 90-bed skilled nursing facility located in Cassville, Missouri expired. The Company elected not to renew the lease agreement consistent with its strategic plan to transition to a healthcare property holding and leasing company.
Termination of Sublease.  On May 6, 2014, ADK Administrative Property, LLC, a wholly owned subsidiary of the Company (“ADK Admin”), and Winter Haven Homes, Inc. (“Winter Haven”), an entity controlled by Mr. Brogdon, entered into a sublease termination agreement, pursuant to which ADK Admin and Winter Haven terminated, effective as of May 31, 2014, that certain sublease agreement between them dated as of May 1, 2011. Pursuant to the sublease agreement, ADK Admin subleased from Winter Haven certain office space located at Two Buckhead Plaza, Atlanta, Georgia, with rent of approximately $5,000 payable monthly through November 2018. The sublease termination agreement terminated, as of May 31, 2014, all obligations of ADK Admin under the sublease agreement, including all obligations to pay rent.
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
Director Independence
In 2014, five out of eight of our directors, Messrs. Fox, Hackett, Morrison,Radcliffe, and Sturtz, were independent as determined utilizing the standards for director "independence" set forth in the applicable rules of the NYSE MKT listing standards. Effective January 3, 2015, Mr.Sturtz resigned from the Board of Directors. Since January 1, 2015, four out of seven of our directors, Messrs. Fox, Hackett, Morrison, and Radcliffe were independent as determined utilizing the standards for director "independence" set forth in the applicable rules of the NYSE MKT listing standards. Since January 1, 2012, all of the members of the Audit Committee were considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE MKT listing standards and the rules of the SEC.
Item 14.    Principal Accountant Fees and Services
Fees
Pursuant to appointment by the Audit Committee, KPMG LLP ("KPMG") has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2014 and 2013.
The following table sets forth the aggregate fees that KPMG billed to the Company for the years ended December 31, 2014 and 2013, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	December 31,
(000's)	2014	2013
Audit fees (total)(1)	$519	$484
Audit-related fees (total)(2)	43	92
Tax fees	—	—
All other fees	—	—
Total fees	$562	$576

(1)
Audit fees include fees associated with professional services rendered by KPMG for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q.

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

(i)	Consolidated Balance Sheets—December 31, 2014 and 2013;

(ii)	Consolidated Statements of Operations—Years ended December 31, 2014 and 2013;

(iii)	Consolidated Statements of Stockholders' Equity—Years ended December 31, 2014 and 2013;

(iv)	Consolidated Statements of Cash Flows—Years ended December 31, 2014 and 2013; and

(v)	Notes to Consolidated Financial Statements.
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

AdCare Health Systems, Inc.
by:	/s/ WILLIAM MCBRIDE III
William McBride III
Chairman, President and Chief Executive Officer
March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM MCBRIDE III
William McBride III	Chairman, Chief Executive Officer (Principal Executive Officer)	March 31, 2015

/s/ SHERYL A. WOLF
Sheryl A. Wolf	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2015

/s/ CHRISTOPHER F. BROGDON
Christopher F. Brogdon	Director	March 31, 2015

/s/ MICHAEL J. FOX
Michael J. Fox	Director	March 31, 2015

/s/ PETER J. HACKETT
Peter J. Hackett	Director	March 31, 2015

/s/ BRENT MORRISON
Brent Morrison	Director	March 31, 2015

/s/ PHILIP S. RADCLIFFE
Philip S. Radcliffe	Director	March 31, 2015

/s/ DAVID A. TENWICK
David A. Tenwick	Director	March 31, 2015

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Purchase Agreement, dated as of September 15, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Incorporated by reference to Exhibit 10.160 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.2	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.3	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.4	Purchase and Sale Agreement, dated March 12, 2012, by and between Westlake Nursing Home Limited and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2012
2.5	Purchase and Sale Agreement, dated March 14, 2012, by and between F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a/ Companions Specialized Care Center and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012
2.6	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012
2.7	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012
2.8	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
2.9	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
2.10	First Amendment to Purchase and Sale Agreement, dated May 15, 2012, by and between AdCare Property Holdings, LLC and Westlake Nursing Home Limited	Incorporated by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
2.11	Purchase Agreement, dated June 4, 2012, by and between AdCare Hembree Road Property, LLC and JRT Group Properties, LLC	Incorporated by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
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
4.25
Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015
Incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2014
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
Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.301	Amended and Restated Revolving Note, dated June 28, 2013, issued by certain subsidiaries of AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC in the amount of $1,500,000	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.302	Management Fee Subordination Agreement, dated June 28, 2013, by and among Gemino Healthcare Finance, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and AdCare Administrative Services, LLC	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.303	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Oceanside Operator, LLC	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.304	Sublease Termination Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and ADK Savannah Beach Operator, LLC	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.305	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.306	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.307	Employment Agreement, dated July 3, 2013, by and between AdCare Health Systems, Inc. and Ronald W. Fleming	Incorporated by reference to Exhibit 10.296 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing

10.308	Management Agreement, dated July 26, 2013, by and between Harrah White Meadows Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013
10.309	Management Agreement, dated July 26, 2013, by and between MCL Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013
10.310	Management Agreement, dated July 26, 2013, by and between Meeker Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013
10.311	Loan and Security Agreement, dated September 27, 2013, by and between QC Property Holdings, LLC and Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.312	Promissory Note, dated September 27, 2013, issued by QC Property Holdings, LLC to Housing & Healthcare Funding, LLC in the amount of $5,000,000	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.313	Mortgage, Security Agreement Assignment of Leases and Rents and Fixture Filing, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.314	Guaranty, dated September 27, 2013, by AdCare Health Systems, Inc. to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.315	Assignment of Rents and Leases, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.316	Third Modification Agreement, dated as of September 30, 2013, by and among The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.317	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2013
10.318	Waiver, Amendment and Forbearance, dated as of October 26, 2013, by and among AdCare Health Systems, Inc., Anthony J. Cantone and Attosa Financial LLC	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 31, 2013
10.319	Note, Mortgage and Loan Agreement Modification Agreement, dated December 31, 2013, by and among Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC and Metro City Bank.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.320	Amendment to Employment Agreement between AdCare Health Systems, Inc. and Boyd P. Gentry, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.321	Amendment to Employment Agreement between AdCare Health Systems, Inc. and Ronald W. Fleming, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.322	Amendment to Employment Agreement between AdCare Health Systems, Inc. and David Rubenstein, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.323	Amendment to Employment Agreement between AdCare Health Systems, Inc. and Melissa L. Green, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.324	Waiver and Amendment, dated February 10, 2014, by and among the Company and Gemino Healthcare Finance, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014

Exhibit No.	Description	Method of Filing

10.325	Termination Notice, dated December 31, 2013 to Living Center, LLC, Kenmetal, LLC, Senior NH, LLC, BAN NH, LLC, and Oak Lake, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.326	Termination Notice, dated December 31, 2013 to Harrah Whites Meadows Nursing, LLC.	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.327	Termination Notice, dated December 31, 2013 to Meeker Nursing, LLC.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.328	Termination Notice, dated December 31, 2013 to MCL Nursing, LLC.	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.329	Underwriting Agreement, dated October 23, 2013, by and among AdCare Health Systems, Inc. and MLV & Co. LLC	Incorporated by reference to Exhibit 1.1 of the Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (Registration No. 333-190203) filed October 23, 2013
10.330
Fourth Modification Agreement, dated November 8, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.330 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
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
Incorporated by reference to Exhibit 10.331 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.332	Note, Mortgage and Loan Agreement Modification Agreement, effective as of December 30, 2013, by and among Metro City Bank and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.332 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
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
Incorporated by reference to Exhibit 10.335 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

Exhibit No.	Description	Method of Filing

10.336
Agreement Regarding Exit Fees, dated March 28, 2014, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Woodland Hills HC Nursing, LLC, Northridge HC&R Nursing, LLC, APH&R Nursing, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.336 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.337	Sublease Termination Agreement, entered into May 6, 2014 and effective as of May 31, 2014, by and between Winter Haven Homes, Inc. and ADK Administrative Property, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.338	Amendment to Consulting Agreement, dated May 6, 2014, by and between AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.339
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
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 21, 2014
10.340	Amended and Restated Note, dated May 15, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 21, 2014
10.341	Modification Agreement, dated as of July 2, 2014, by and among Glenvue H&R Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2014
10.342
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
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 29, 2014
10.343	Separation and Release Agreement, dated May 29, 2014, by and between AdCare Health Systems, Inc. and Boyd P. Gentry	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014
10.344	Escrow Agreement, dated May 29, 2014, by and between AdCare Health Systems, Inc., Boyd P. Gentry, and Hughes, White, Kralicek, P.C.	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014

Exhibit No.	Description	Method of Filing

10.345
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
Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.346	Promissory Note, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.347	Guaranty of Payment and Performance, dated September 24, 2014, by and between AdCare Health Systems, Inc. and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.348	Loan and Security Agreement, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.349	Surplus Cash Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and AdCare Administrative Services, LLC	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.350	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.351	Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Riverchase Village ADK, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.352	Second Amended and Restated Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.353
Second Amendment, dated October 10, 2014, by among AdCare Health Systems, Inc., AdCare Administrative Services, LLC, AdCare Oklahoma Management, LLC, Hearth & Home of Ohio, Inc., BAN NH, LLC, Senior NH, LLC, Oak Lake, LLC, Kenmetal, LLC, Living Center, LLC, Meeker Nursing, LLC, Meeker Property Holdings, LLC, MCL Nursing, LLC, McLoud Property Holdings, LLC, Harrah Whites Meadows Nursing, LLC, Harrah Property Holdings, LLC, Christopher F. Brogdon, and GL Nursing, LLC.
Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.354	Executive Employment Agreement, dated October 10, 2014, by and among AdCare Health Systems, Inc. and William McBride III.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014

Exhibit No.	Description	Method of Filing

10.355
Seventh Modification Agreement to Loan and Security Agreement, dated as of December 17, 2014 by and among ADK lumber city operator, LLC, ADK Lagrange operator, LLC , ADK Powder Springs Operator, LLC , ADK Thunderbolt Operator, LLC, Attalla Nursing ADK, LLC , Mountain Trace Nursing ADK, LLC, Mt. Kenn Nursing, LLC, Erin Nursing, LLC, CP Nursing, LLC, Benton Nursing, LLC, Valley River Nursing, LLC, Park Heritage Nursing, LLC, Homestead Nursing, LLC, Mountain View Nursing, LLC, Little Rock HC&R Nursing, LLC , Glenvue H&R Nursing, LLC and QC Nursing, LLC, AdCare Health Systems, Inc., and the Privatebank and Trust Company.
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.356	Healthcare Facility Note, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.357	Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on Decembr 22, 2014
10.358
Healthcare Regulatory Agreement, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC, its successors, heirs, and assigns (jointly and severally) and the U.S. Department of Housing and Urban Development.
Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.359	Modification of Mortgage Note Agreement, dated as of October 1, 2014, by and between Hearth & Care of Greenfield, LLC. and Red Mortgage Capital, Inc.	Filed herewith
10.360	Modification of Mortgage Note Agreement, dated as of October 1, 2014, by and between The Pavilion Care Center, LLC. and Red Mortgage Capital, Inc.	Filed herewith
10.361	Modification Agreement, dated as of October 1, 2014, by and among Hearth & Care of Greenfield, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Filed herewith
10.362	Modification Agreement, dated as of October 1, 2014, by and among The Pavilion Care Center, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Filed herewith
10.363	Sublease Agreement, dated as of January 16, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Filed herewith
10.364	Sublease Agreement, dated as of January 16, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Filed herewith
10.365	Sublease Agreement, dated as of January 16, 2015, by and among Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Filed herewith
10.366	Sublease Agreement, dated as of January 16, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Filed herewith
10.367	Sublease Agreement, dated as of January 16, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Filed herewith
10.368	Sublease Agreement, dated as of January 16, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Filed herewith

Exhibit No.	Description	Method of Filing

10.369	Sublease Agreement, dated as of January 16, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC and Highlands of Bentonville, LLC	Filed herewith
10.370	Sublease Agreement, dated as of January 16, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Filed herewith
10.371	Sublease Agreement, dated as of January 16, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Filed herewith
10.372	Sublease Agreement, dated as of January 16, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Filed herewith
10.373	Loan Agreement, dated January 30, 2015, by and among Georgetown HC&R Property Holdings, LLC, Sumter Valley Property Holdings, LLC and The PrivateBank and Trust Company	Filed herewith
10.374	Promissory Note, dated January 30, 2015, issued by Georgetown HC&R Property Holdings, LLC, and Sumter Valley Property Holdings, LLC to The PrivateBank and Trust Company in the amount of $9,300,000	Filed herewith
10.375	Guaranty of Payment and Performance, dated January 30, 2015, issued by AdCare Health Systems, Inc. to and for the benefit of The PrivateBank and Trust Company in the amount of $9,300,000	Filed herewith
10.376
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated January 30, 2015, by Georgetown HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Filed herewith
10.377
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated January 30, 2015, by Sumter Valley Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Filed herewith
10.378	Seventh Amendment to Credit Agreement, dated January 30, 2015, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Filed herewith
10.379	Fourth Amendment to Credit Agreement, dated January 30, 2015, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Filed herewith
10.380	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Filed herewith
10.381	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Filed herewith
10.382	Promissory Note for exit fees (Northridge), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Filed herewith
10.383	Promissory Note for exit fees (Cumberland), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Filed herewith
10.384	Promissory Note for exit fees (River Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Filed herewith

Exhibit No.	Description	Method of Filing

10.385	Promissory Note for exit fees (Sumter Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Filed herewith
10.386
Loan Agreement, dated February 25, 2015, by and among APH&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, and The PrivateBank and Trust Company
Filed herewith
10.387
Promissory Note, dated February 25, 2015, issued by APH&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, and Woodland Hills HC Property Holdings, LLC to The PrivateBank and Trust Company in the amount of $12,000,000
Filed herewith
10.388
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated February 25, 2015, by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Filed herewith
10.389	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated February 25, 2015, by APH&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Filed herewith
10.390	Guaranty of Payment and Performance, dated February 25, 2015, issued by AdCare Health Systems, Inc. to and for the benefit of The PrivateBank and Trust Company in the amount of $12,000,000	Filed herewith
10.391	Absolute Assignment of Rents and Leases, dated February 25, 2015, by Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Filed herewith
10.392	Absolute Assignment of Rents and Leases, dated February 25, 2015, by APH&R Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Filed herewith
10.393	Amendment to Promissory Note, dated March 25, 2015, by and between Riverchase Village ADK, LLC and Adcare Health Systems, Inc.	Filed herewith
10.394	Amendment to Second Amended and Restated Note, dated March 25, 2015, by and between Christopher F. Brogdon and Adcare Health Systems, Inc.	Filed herewith
10.395
Third Amendment, dated March 25, 2015, by and among BAN NH, LLC, Senior NH, LLC, Oak Lake, LLC, Kenmetal, LLC, Living Center, LLC, Meeker Nursing, LLC, MCL Nursing, LLC, Harrah Whites Meadows Nursing, LLC, Meeker Property Holdings, LLC, McLoud Property Holdings, LLC, Harrah Property Holdings, LLC, GL Nursing, LLC, Christopher F. Brogdon, AdCare Oklahoma Management, LLC, AdCare Administrative Services, LLC, AdCare Health Systems, Inc., and Hearth & Home of Ohio, Inc.
Filed herewith
10.396	First Amendment to Executive Employment Agreement, dated March 25, 2015, by and among AdCare Health Systems, Inc. and William McBride, III	Filed herewith
10.397	Employment Agreement between AdCare Health Systems, Inc. and Allan J. Rimland, dated March 25, 2015	Filed herewith
10.398
Settlement Agreement and Release dated March 30, 2015, by and among Troy Clanton, Rose Rabon and South Star Services, Inc., and Chris Brogdon , Connie Brogdon, Kenmetal, LLC, Senior NH, LLC, BAN NH, LLC, Living Center, LLC, and Oak Lake, LLC, and Adcare Oklahoma Management, LLC, Adcare Health Systems, Inc., Adcare Property Holdings, LLC, and Boyd Gentry

Filed herewith

Exhibit No.	Description	Method of Filing

10.399
Settlement Agreement and Release dated March 30, 2015, by and among Starr Indemnity & Liability Company, Columbia Casualty Company, Chris Brogdon, Connie Brogdon, Kenmetal, LLC, Senior NH, LLC, BAN NH, LLC, Living Center, LLC, and Oak Lake, LLC, and AdCare Oklahoma Management, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, and Boyd Gentry
Filed herewith
10.400
Settlement and Indemnification Agreement dated March 26, 2015, by and between Adcare Health Systems, Inc and its wholly owned subsidiaries and affiliates and Chris Brogdon and any affiliates or entities in which Chris Brogdon has an ownership interest
Filed herewith
10.401	Asset Purchase Agreement by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC, dated March 17, 2015	Filed herewith
10.402	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.403	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and The U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.404	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.405	Healthcare Facility Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.406	Healthcare Facility Note, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.407	Separation Agreement, dated August 11, 2014, by and between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.408	Lease Agreement, dated February 27, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown LLC	Filed herewith
10.409	First Amendment to Lease Agreement, dated March 20, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Filed herewith
10.410	Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC	Filed herewith
10.411	First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC	Filed herewith
10.412	Lease Agreement dated February 27, 2015 by and between Mountain Trace Nursing ADK, LLC and Blue Ridge on the Mountain LLC	Filed herewith
10.413	First Amendment to Lease Agreement, dated March 20, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain , LLC	Filed herewith
10.414	Sublease Agreement, dated July 1, 2014 by and between ADK Georgia, LLC, and C.R. of Thomasville, LLC	Filed herewith
10.415	Lease Agreement, dated September 22, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC	Filed herewith

Exhibit No.	Description	Method of Filing

10.416	Lease Agreement, dated September 22, 2014 by and between Attalla Nursing ADK, LLC and C.R. of Attalla, LLC	Filed herewith
10.417	Sublease Agreement, dated February 18, 2015 by and between CP Nursing, LLC and C.R. of College Park, LLC	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of PFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*    Identifies a management contract or compensatory plan or arrangement.