Form 10-Q
period 2015-03-31
ADCARE HEALTH SYSTEMS, INC
filed 2015-05-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015:  19,802,454 shares of common stock with no par value were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives. In addition, certain statements included in this Quarterly Report, in the Company’s future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on the Company’s current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,680	$10,735
Restricted cash and investments	3,303	3,321
Accounts receivable, net of allowance of $7,660 and $6,708	23,879	24,294
Prepaid expenses and other	2,650	1,766
Deferred tax asset	569	569
Assets of disposal group held for sale	7,231	5,813
Assets of variable interest entity held for sale	5,954	5,924
Total current assets	54,266	52,422

Restricted cash and investments	4,769	5,456
Property and equipment, net	132,994	135,585
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	3,920	4,087
Goodwill	4,224	4,224
Lease deposits	1,683	1,683
Deferred loan costs, net	3,597	3,464
Other assets	529	569
Total assets	$208,453	$209,961

LIABILITIES AND EQUITY / (DEFICIT)

Current liabilities:
Current portion of notes payable and other debt	$5,430	$2,537
Current portion of convertible debt, net of discounts	8,349	14,000
Revolving credit facilities and lines of credit	3,823	5,576
Accounts payable	16,564	16,434
Accrued expenses	17,474	15,653
Liabilities of disposal group held for sale	6,180	5,197
Liabilities of variable interest entity held for sale	5,958	5,956
Total current liabilities	63,778	65,353

Notes payable and other debt, net of current portion:
Senior debt, net of discounts	106,631	110,023
Bonds, net of discounts	7,014	7,011
Convertible debt, net of discounts	7,336	—
Revolving credit facilities	1,050	1,059
Other liabilities	2,262	2,129
Deferred tax liability	605	605
Total liabilities	188,676	186,180

Commitments and contingency (Note 13)

Preferred stock, no par value; 5,000 shares authorized; 950 shares issued and outstanding, redemption amount $23,750 at March 31, 2015 and December 31, 2014	20,392	20,392

Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,664 and 19,151 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	63,787	61,896
Accumulated deficit	(61,732)	(56,067)
Total stockholders’ equity	2,055	5,829
Noncontrolling interest in subsidiary	(2,670)	(2,440)
Total equity / (deficit)	(615)	3,389
Total liabilities and equity / (deficit)	$208,453	$209,961
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Patient care revenues	$46,145	$46,527
Management revenues	218	482
Rental revenues	1,340	296
Total revenues	47,703	47,305

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	41,221	38,576
General and administrative expense	3,170	4,559
Facility rent expense	1,931	1,659
Depreciation and amortization	1,706	1,786
Total expenses	48,028	46,580
Income (loss) from operations	(325)	725

Other Income (Expense):
Interest expense, net	(2,537)	(2,622)
Loss on extinguishment of debt	(680)	(583)
Other expense	(280)	(110)
Total other expense, net	(3,497)	(3,315)

Loss from continuing operations before income taxes	(3,822)	(2,590)
Income tax expense	(20)	(8)
Loss from continuing operations	(3,842)	(2,598)

Income (loss) from discontinued operations, net of tax	(1,407)	75
Net loss	(5,249)	(2,523)

Net loss attributable to noncontrolling interests	230	173
Net loss attributable to AdCare Health Systems, Inc.	(5,019)	(2,350)

Preferred stock dividend	(646)	(646)
Net loss attributable to AdCare Health Systems, Inc. Common Stockholders	$(5,665)	$(2,996)

Net loss per Share of Common Stock attributable to AdCare Health Systems, Inc.
Common Stockholders -
Basic:
Continuing Operations	$(0.22)	$(0.18)
Discontinued Operations	(0.07)	—
	$(0.29)	$(0.18)

Diluted:
Continuing Operations	$(0.22)	$(0.18)
Discontinued Operations	(0.07)	—
	$(0.29)	$(0.18)

Weighted Average Shares of Common Stock Outstanding:
Basic	19,218	16,916
Diluted	19,218	16,916

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Amounts in 000’s)
(Unaudited)

	Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balances, December 31, 2014	19,151	$61,896	$(56,067)	$(2,440)	$3,389

Stock-based compensation expense	—	203	—	—	203

Exercises of options and warrants, net of shares withheld	453	1,688	—	—	1,688

Issuance of restricted stock, net	40	—	—	—	—

Preferred stock dividend	—	—	(646)	—	(646)

Net loss	—	—	(5,019)	(230)	(5,249)
Balances, March 31, 2015	19,644	$63,787	$(61,732)	$(2,670)	$(615)

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000’s)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,249)	$(2,523)
(Income) loss from discontinued operations, net of tax	1,407	(75)
Loss from continuing operations	(3,842)	(2,598)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,706	1,786
Warrants issued for services	—	87
Stock-based compensation expense	203	513
Lease expense in excess of cash paid	195	57
Amortization of deferred financing costs	353	444
Amortization of debt discounts and premiums	(4)	(20)
Loss on debt extinguishment	680	583
Bad debt expense	1,355	870
Changes in operating assets and liabilities:
Accounts receivable	(1,981)	(1,903)
Prepaid expenses and other	(969)	(3,021)
Other assets	40	19
Accounts payable and accrued expenses	2,588	(1,822)
Net cash provided by (used in) operating activities - continuing operations	324	(5,005)
Net cash used in operating activities - discontinued operations	(932)	(881)
Net cash used in operating activities	(608)	(5,886)

Cash flows from investing activities:
Change in restricted cash and investments	705	7,198
Purchase of property and equipment	(376)	(1,577)
Net cash provided by investing activities - continuing operations	329	5,621
Net cash used in investing activities - discontinued operations	(39)	(285)
Net cash provided by investing activities	290	5,336

Cash flows from financing activities:
Proceeds from debt	21,715	3,255
Proceeds from convertible debt	1,685	6,055
Repayment on notes payable	(21,905)	(4,839)
Repayment on bonds payable	—	(3,049)
Repayment on convertible debt	—	(4,014)
Proceeds from lines of credit	13,693	18,039
Repayment on lines of credit	(15,454)	(18,775)
Debt issuance costs	(513)	(444)
Exercise of warrants and options	1,688	2,335
Dividends paid on preferred stock	(646)	(646)
Net cash provided by (used in) financing activities - continuing operations	263	(2,083)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	263	(2,083)
Net change in cash and cash equivalents	(55)	(2,633)
Cash and cash equivalents, beginning	10,735	19,374
Cash and cash equivalents, ending	$10,680	$16,741

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,513	$2,472
Supplemental disclosure of non-cash activities:
Conversions of debt and other liabilities to equity	$—	$2,930
2011 Notes surrendered and cancelled in payment for 2014 Notes	$—	$445
Warrants issued in conjunction with convertible debt offering	$—	$87
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014

NOTE 1.                          SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on March 31, 2015 (the "Annual Report"), for a description of all significant accounting policies.
Description of Business

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” ) own, operate and manage for third-parties skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, North Carolina, Ohio, Oklahoma and South Carolina.
In July 2014, the Company announced that the Board of Directors had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, the Company is in the process of transition to third-parties the operations of the Company’s currently owned and operated healthcare facilities, which are principally skilled nursing facilities. In furtherance of this strategic plan, the Company is now focused on the ownership, acquisition and leasing of healthcare related properties.
As of March 31, 2015, the Company operated or managed 31 facilities comprised of 28 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 3,300 beds. The Company’s facilities provide a range of health care services to their patients and residents including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of March 31, 2015, of the total 31 facilities, the Company owned and operated 22 facilities, leased and operated six facilities, and managed three facilities for third-parties.
As of March 31, 2015, the Company also leased three owned and subleased five leased skilled nursing and rehabilitation facilities to local third-party operators in the states of Alabama and Georgia.
On March 31, 2014, the Company executed a representation agreement to sell Companions Specialized Care Center ("Companions"), a 102-bed skilled nursing facility located in Tulsa, Oklahoma. This facility is reported as discontinued operations (see Note 10 - Discontinued Operations and Note 15 - Subsequent Events).
During the three months ended March 31, 2015, the Company entered into certain leasing and operations transfer agreements for facilities located in Arkansas, Georgia, North Carolina, and South Carolina (see Note 7 - Leases for a full description of such leases).
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2015 and 2014, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2014 included in the Annual Report.

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

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. Reclassifications were made to the Consolidated Statements of Operations for the three months ended March 31, 2014 to reflect the same facilities in discontinued operations for both periods presented.
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
Revenue from the Medicaid and Medicare programs accounted for 83.8% of the Company’s revenue for the three months ended March 31, 2015, and 84.5% of the Company's revenue for the three months ended March 31, 2014. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the three months ended March 31, 2015 and 2014.
Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against allowance. As of March 31, 2015 and December 31, 2014, the Company has an allowance for uncollectible accounts of $7.7 million and $6.7 million, respectively.
Management Fee Revenues and Receivables

Management fee revenues and receivables are recorded in the month that services are provided. As of March 31, 2015 and December 31, 2014, the Company evaluated collectibility of management fees and determined that no allowance was required.
Rental Revenues and Receivables

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases. The Company recognizes rental revenues on a straight-line basis over the term of the lease when collectibility is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Payments received under operating leases are accounted for in the statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. As of March 31, 2015 and 2014, the Company evaluated collectibility of rental revenue and determined that no allowance was required.

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
The respective carrying value of certain financial instruments of the Company approximates their fair value. These instruments include cash and cash equivalents, restricted cash and investments, accounts receivable, notes receivable, notes payable and other debt, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate fair values, they are receivable or payable on demand, or the interest rates earned and/or paid approximate current market rates.
Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB accounting pronouncements and ASU interpretations that have effectiveness dates during the periods reported and in future periods.
In April 2014, the FASB issued ASU 2014-08 that amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU should be applied prospectively and is effective for the Company for the 2015 annual and interim periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company has adopted this ASU as of March 31, 2015.
In May 2014, the FASB issued ASU 2014-09 guidance requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for those goods and services. The guidance requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption precluded. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial position or results of operations.
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

In April 2015, the FASB issued ASU 2015-03 guidance regarding debt issuance costs as a part of the simplification and productivity initiative. Under this guidance, debt issuance costs will be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The new guidance is to be applied on a retrospective basis and reported as a change in an accounting principle. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating changes in its accounting required by this new guidance and the impact to the Company's financial position, results of operations and related disclosures.

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted for potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under subordinated convertible promissory notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method. Potentially dilutive securities from subordinated convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three months ended March 31, 2015 and 2014, potentially dilutive securities of 7.0 million and 9.1 million, respectively, were excluded from the diluted income (loss) per share calculation because including them would have been anti-dilutive in both periods.
The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended March 31,
	2015			2014
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(3,842)			$(2,598)
Net loss attributable to noncontrolling interests	230			173
Basic loss from continuing operations	$(3,612)	19,218	$(0.19)	$(2,425)	16,916	$(0.14)
Preferred stock dividend	(646)	19,218	$(0.03)	(646)	16,916	$(0.04)
Effect of dilutive securities: Stock options, warrants outstanding and subordinated convertible promissory notes (a)
Diluted loss from continuing operations	$(4,258)	19,218	$(0.22)	$(3,071)	16,916	$(0.18)

Discontinued Operations:
Basic income (loss) from discontinued operations	(1,407)	19,218	$(0.07)	75	16,916	$—
Diluted income (loss) from discontinued operations	(1,407)	19,218	$(0.07)	75	16,916	$—

Net Loss Attributable to AdCare:
Basic loss	(5,665)	19,218	$(0.29)	(2,996)	16,916	$(0.18)
Diluted loss	(5,665)	19,218	$(0.29)	(2,996)	16,916	$(0.18)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	March 31,
(Amounts in 000’s)	2015	2014
Outstanding Stock Options	894	1,758
Outstanding Warrants - employee	587	1,876
Outstanding Warrants - nonemployee	1,679	1,019
Subordinated Convertible Promissory Notes	3,804	4,406
Total anti-dilutive securities	6,964	9,059

NOTE 3.                          LIQUIDITY AND PROFITABILITY

Sources of Liquidity

At March 31, 2015, the Company had $10.7 million in cash and cash equivalents as well as restricted cash and investments of $8.1 million. Over the next 12 months, the Company anticipates both access to and receipt of several sources of liquidity.
At March 31, 2015, the Company had one facility, three office buildings and one variable interest entity held for sale that the Company anticipates selling in 2015. The Company expects that the cash proceeds and the release of restricted cash on the sale of the variable interest entity and the sale of the one facility will approximate the related obligations. The Company expects that the cash proceeds from the sale of the office buildings will exceed related obligations by approximately $0.6 million.
The Company routinely has ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

During the remainder of 2015, the Company anticipates net proceeds of approximately $2.7 million on refinancing of existing debt, primarily in the second and third quarters of 2015. Further, the Company estimates cash flow from operations and other working capital changes of approximately $1.5 million for the year ending December 31, 2015.

The Company maintains certain revolving lines of credit for which the Company has limited remaining capacity and all of which are due and expected to be repaid in 2015. Given the Company's ongoing transition out of healthcare operations, the Company does not anticipate any additional draws on these facilities.

On March 31, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company accepted subscriptions for an aggregate of $8.5 million in principal amount of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017 (the "2015 Notes"). In connection therewith, the Company received net cash proceeds for working capital of approximately $1.7 million on March 31, 2015, and approximately $6.0 million on April 30, 2015 (see Note 9 – Notes Payable and Other Debt and Note 15 - Subsequent Events).

On April 13, 2015, the Company issued and sold 575,000 shares of its Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a public offering price of $25.75 per share in a "best-efforts" underwritten registered public offering. In connection therewith, the Company received net cash proceeds of approximately $13.5 million (see Note 15 – Subsequent Events).

Other liquidity sources include to a lesser extent, the proceeds from the exercise of options and warrants.
Cash Requirements

At March 31, 2015, the Company had $151.8 million in indebtedness of which the current portion is $29.7 million. This current portion is comprised of the following components: (i) convertible debt of approximately $8.3 million; (ii) debt of held for sale entities of approximately $12.1 million, primarily senior debt - bond and mortgage indebtedness; and (iii) remaining debt of approximately $9.3 million which includes revolver debt, senior debt - bonds, and senior debt - mortgage indebtedness (for a complete debt listing and credit facility detail, see Note 9 - Notes Payable and Other Debt).

The convertible debt includes two subordinated convertible debt issuances. One was issued in 2012 (the “2012 Notes”) and has an outstanding principal amount of $7.5 million at March 31, 2015 with maturity on July 31, 2015. At any time on or after the six-month anniversary of the date of issuance of the 2012 Notes, they are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The other was issued in 2014 (the “2014 Notes”) and has an outstanding principal amount of $0.8 million at March 31, 2015 with maturity on April 30, 2015. At any time on or after the date of issuance of the 2014 Notes, they are convertible at the option of the holder into shares of the common stock at an initial conversion price equal to $4.50 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events.

On March 31, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company accepted subscriptions for an aggregate of $8.5 million in principal amount of the 2015 Notes. In connection therewith, the Company issued approximately $1.7 million in principal amount of 2015 Notes on March 31, 2015 and approximately $6.0 million on April 30, 2015 (see Note 15 - Subsequent Events).

The current debt maturing in 2015 for all other debt approximates $9.3 million. As indicated previously, the Company routinely has ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. The Company anticipates net principal disbursements of approximately $6.8 million which reflect the offset of anticipated proceeds on refinancing of approximately $2.5 million.

The Company anticipates operating cash requirements in 2015 as being substantially less than in 2014 due to the transition to a healthcare property holding and leasing company. Based on the described sources of liquidity and related cash requirements, the Company expects sufficient funds for its operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at March 31, 2015, the Company has approximately $67.3 million of debt maturities due over the next two year period ending March 31, 2017, excluding convertible promissory notes which are convertible into shares of the Company's common stock. The Company has been successful in recent years in raising new equity capital and believes, based on recent discussions, that these markets will continue to be available to us for raising capital in 2015 and beyond. The Company believes its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy the Company's capital needs, the Company seeks to: (i) improve operating results through a series of leasing and subleasing transactions with favorable terms and consistent and predictable cash flow; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results or the transition of the Company to primarily a property holding and leasing company will be achieved. The Company currently has limited borrowing availability under our existing revolving credit facilities.

NOTE 4.                          RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

(Amounts in 000’s)	March 31, 2015	December 31, 2014
HUD escrow deposits	$321	$289
Lender's collection account	391	35
Current replacement reserves	133	9
HUD current replacement reserves	637	637
Collateral cash and certificates of deposit	1,758	2,302
Property tax escrow	63	49
Total current portion	3,303	3,321

HUD replacement reserves	1,047	1,074
Reserves for capital improvements	256	936
Restricted investments for other debt obligations	3,466	3,446
Total noncurrent portion	4,769	5,456
Total restricted cash and investments	$8,072	$8,777

NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2015	December 31, 2014
Buildings and improvements	5-40	$131,452	$132,842
Equipment	2-10	13,427	13,616
Land	—	7,432	7,437
Computer related	2-10	2,921	2,913
Construction in process	—	46	52
		155,278	156,860
Less: accumulated depreciation and amortization expense		22,284	21,275
Property and equipment, net		$132,994	$135,585

Depreciation and amortization expense was approximately $1.7 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. Total depreciation and amortization expense excludes $0.02 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, that is recognized in loss from discontinued operations, net of tax.
There were no impairment charges recorded for the three months ended March 31, 2015.
NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

There have been no impairment adjustments to intangible assets and goodwill during the three months ended March 31, 2015.
Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2014
Gross	$36,948	$2,471	$8,824	$48,243
Accumulated amortization	(3,855)	—	(4,737)	(8,592)
Net carrying amount	$33,093	$2,471	$4,087	$39,651

Amortization expense	(308)	—	(167)	(475)

Balances, March 31, 2015
Gross	36,948	2,471	8,824	48,243
Accumulated amortization	(4,163)	—	(4,904)	(9,067)
Net carrying amount	$32,785	$2,471	$3,920	$39,176

Amortization expense for bed licenses included in property and equipment was approximately $0.3 million for the three months ended March 31, 2015 and 2014. Amortization expense for lease rights was approximately $0.2 million for the three months ended March 31, 2015 and 2014.

Expected amortization expense for all definite lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2015(a)	$924	$500
2016	1,232	667
2017	1,232	667
2018	1,232	667
2019	1,232	667
Thereafter	26,933	752
Total expected amortization expense	$32,785	$3,920
 (a) Estimated amortization expense for the year ending December 31, 2015 includes only amortization to be recorded after March 31, 2015.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	March 31, 2015	December 31, 2014
Goodwill	$5,023	$5,023
Accumulated impairment losses	(799)	(799)
Total	$4,224	$4,224

The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.

NOTE 7. LEASES
Operating Leases
The Company leases certain office space and a total of eleven skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs; six of the skilled nursing facilities that are leased are operated by the Company. For the three months ended March 31, 2015 and 2014, facility rent expense totaled $1.9 million and $1.7 million, respectively. Total facility rent expense excludes $0.4 million for the three months ended March 31, 2014 that is recognized in Loss from Discontinued Operations, net of tax.
Eight of the Company's skilled nursing facilities are operated under a single master indivisible lease arrangement, dated August 1, 2010, with William M. Foster as landlord (the "Prime Lease"). The lease has a term of ten years into 2020. Under the Prime Lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicaid and Medicare provider requirements, is a default under the Prime Lease. In addition, other potential defaults related to an individual facility may cause a default of the entire Prime Lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The Company is not aware of any defaults and believes it is in compliance with the covenants of the Prime Lease as of March 31, 2015.
Two of the Company's facilities are operated under a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has an initial term of twelve years into 2022 and two optional ten-year renewal terms, and includes covenants and restrictions. The Company is required to make minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of March 31, 2015, the Company is in compliance with all financial and administrative covenants of this lease agreement.

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015(a)	$5,113
2016	6,688
2017	6,593
2018	6,539
2019	6,060
Thereafter	6,637
Total	$37,630
(a) Estimated minimum lease payments for the year ending December 31, 2015 include only payments to be recorded after March 31, 2015.
The Company has also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.
Leased and Subleased Facilities to Third-Party Operators
In connection with both the Company's strategic plan to transition to a healthcare property holding and leasing company and previous leasing and subleasing opportunities, the operations of eight facilities, three owned by us and five leased to us, have been transferred to third-party skilled nursing facility operators as of March 31, 2015. The lease and sublease agreements provide current and future rental revenues. These properties are leased and subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. For further details regarding the Company's leased and subleased facilities to third-party operators, see Note 15 - Subsequent Events in this Quarterly Report and Note 7 - Leases included in the Annual Report.
Arkansas Leases
On January 16, 2015, ten wholly-owned subsidiaries (each, an “Aria Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Aria Sublessor leased one of ten skilled nursing facilities located in Arkansas, and owned by a subsidiary of AdCare, to an affiliate of Aria Health Group, LLC (each, an "Aria Sublessee"), which subleases were originally scheduled to commence on March 1, 2015, subject to, among other things: (i) such Aria Sublessee’s receipt of all licenses and other approvals from the State of Arkansas to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Aria Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease.
On April 30, 2015, the Company entered into a Lease Inducement Fee Agreement with Aria Health Consulting, LLC. The Lease Inducement Fee Agreement provides for a one-time payment from the Company to Aria Health Consulting, LLC equal to $2.0 million minus the security deposits and first month's base and special rent for all Aria Sublessees. On April 30, 2015, in connection with the Aria Lease Inducement Fee Agreement, the remaining eight sublease agreements were amended to, among other things, provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which shall be subtracted from the lease inducement fee paid by the Company under the Lease Inducement Fee Agreement).
On April 30, 2015, two Aria Sublessors entered into separate sublease termination agreements with two Aria Sublessees, pursuant to which each Aria Sublessor and Aria Sublessee mutually agreed to terminate two of the separate sublease agreements previously entered into on January 16, 2015. The remaining eight sublease agreements commenced on May 1, 2015 (see Note 15 - Subsequent Events). In connection with entering into the sublease agreements, each Aria Sublessor and Aria Sublessee also entered into an operations transfer agreement with respect to the applicable facility, each containing customary terms and conditions relating to the transfer of operations of the skilled nursing facilities.
As a condition to the Aria Sublessees agreement to a commencement date of May 1, 2015, the Company and the Aria Sublessees agreed to assess, in good faith and within thirty (30) days following the commencement date, making a one-time equitable adjustment to base rent equal to the difference between the facilities 2014 professional liability and general liability insurance costs and projected costs for the first lease year of comparable or mutually acceptable insurance as further adjusted by anticipated Medicaid reimbursement rate increases solely from such added costs. Pursuant to each sublease agreement, the initial lease term is ten years with a five-year renewal option. The annual base rent under all of the sublease agreements in the first year is $5.3 million in the aggregate, exclusive of any equitable adjustment, and the annual base rent under each sublease will escalate at 2% each year through the initial term and 3% per year upon renewal. The sublease agreements are cross-defaulted. On February 27, 2015 and March 31, 2015, the sublease agreements with the Aria Sublessees were amended to extend the commencement date of the subleases to April 1, 2015, and May 1, 2015, respectively.
Georgia Leases
On January 31, 2015, a wholly-owned subsidiary (“Wellington Sublessor”) of the Company entered into separate sublease agreements pursuant to which Wellington Sublessor leased two skilled nursing facilities located in Georgia, to affiliates of Wellington Health Services, L.L.C (each a "Wellington Sublessee"). Each sublease agreement was subject to, among other things, each Wellington Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The subleases commenced on April 1, 2015. The facilities are currently leased by Wellington Sublessor, as tenant, pursuant to the Prime Lease. Each sublease agreement is structured as triple net lease wherein the Wellington Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of each sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If Wellington Sublessor and landlord agree to extend the term of the Prime Lease, Wellington Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the two sublease agreements in the first year will be $3.9 million in the aggregate, and the annual rent under each sublease will escalate at 1% each year through the initial term and 2% per year through the renewal term, if any. The sublease agreements are cross-defaulted. In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of Wellington Sublessor) and the Wellington Sublessees also entered into operations transfer agreements with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly-owned subsidiary (“College Park Sublessor”) of the Company entered into separate sublease agreements pursuant to which College Park Sublessor leased one skilled nursing facility located in Georgia, to affiliates of C.R. of College Park, LLC (the "College Park Sublessee"). The sublease agreement was subject to, among other things, the College Park Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the College Park Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.6 million annually, and the annual rent will escalate at $12 thousand annually through the lease term. The sublease commenced on April 1, 2015 (see Note 15 - Subsequent Events). In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of College Park Sublessor) and the College Park Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly-owned subsidiary (“Autumn Breeze Sublessor”) of the Company entered into a sublease agreement pursuant to which Sublessor will lease one skilled nursing facility located in Georgia, to affiliates of C.R. of Autumn Breeze, LLC (the "Autumn Breeze Sublessee"). The sublease agreement is subject to, among other things, the Autumn Breeze Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the Autumn Breeze Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.8 million annually, and the annual rent will escalate at $12 thousand annually through the initial lease term. In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of Autumn Breeze Sublessor) and the Autumn Breeze Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On March 17, 2015, a wholly-owned subsidiary (“LaGrange Sublessor”) of the Company entered into a sublease agreement pursuant to which LaGrange Sublessor leased one skilled nursing facility located in Georgia, to affiliates of C.R. of LaGrange, LLC (the "LaGrange Sublessee") The sublease agreement was subject to, among other things, the LaGrange Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease commenced on April 1, 2015 (see Note 15 - Subsequent Events). The facilities are currently leased by LaGrange Sublessor, as tenant, pursuant to the Prime Lease. The sublease agreement is structured as triple net lease wherein the LaGrange Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If LaGrange Sublessor and landlord agree to extend the term of the Prime Lease, LaGrange Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the sublease agreement in the first two years will approximate $1.0 million annually, and the annual rent will escalate at 3.0% annually through the lease term. In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of LaGrange Sublessor) and the LaGrange Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
North Carolina and South Carolina Leases
On February 27, 2015, three wholly-owned subsidiaries (each, a “Symmetry Healthcare Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Symmetry Healthcare Sublessor leased one skilled nursing facility located in North Carolina and two skilled nursing facilities located in South Carolina, respectively, to a wholly-owned subsidiary of Symmetry Healthcare Management (each, a "Symmetry Healthcare Sublessee"). The sublease agreements were subject to, among other things: (i) such Symmetry Healthcare Sublessee’s receipt of all licenses and other approvals from the states of North Carolina and South Carolina to operate such facilities, respectively; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Symmetry Healthcare Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is fifteen years with a five-year renewal option. The annual rent under all of the sublease agreements in the first year will be $1.8 million in the aggregate, and the annual rent under each sublease will escalate at 3% each year through the initial term and upon renewal. The sublease agreements are cross-defaulted. In connection with entering into the sublease agreements, each Symmetry Healthcare Sublessor and Symmetry Healthcare Sublessee also entered into an operations transfer agreement with respect to the applicable North Carolina and South Carolina facilities, each containing customary terms and conditions.
On March 20, 2015, each Symmetry Healthcare Sublessor entered into a separate First Amendment to the Lease Agreement, which amended each of the separate sublease agreements to, among other things: (i) extended the commencement date of the sublease agreement for the skilled nursing facility located in North Carolina (the "Related Lease") to June 1, 2015; and (ii) included a 20% monthly base rent and asset management and professional services fee escalation provision for each of the two skilled nursing facilities located in South Carolina that will take immediate effect if the Related Lease does not commence by June 1, 2015. The base rent and asset management and professional services fee will continue at the increased rate until the commencement of the Related Lease.
The subleases for the two South Carolina skilled nursing facilities commenced on April 1, 2015.
NOTE 8.                          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2015	December 31, 2014
Accrued payroll related	$6,521	$6,915
Accrued employee benefits	3,987	3,405
Real estate and other taxes	1,613	1,335
Other accrued expenses	5,353	3,998
Total accrued expenses	$17,474	$15,653

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

(Amounts in 000’s)	March 31, 2015	December 31, 2014
Revolving credit facilities and lines of credit	$5,070	$6,832
Senior debt - guaranteed by HUD	25,883	26,022
Senior debt - guaranteed by USDA	26,964	27,128
Senior debt - guaranteed by SBA	3,665	3,703
Senior debt - bonds, net of discount (a)	12,972	12,967
Senior debt - other mortgage indebtedness (b)	60,365	60,277
Other debt	1,167	430
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	849	6,500
Convertible debt issued in 2015	7,336	—
Total	$151,771	$151,359
Less: current portion	17,602	22,113
Less: portion included in liabilities of disposal group held for sale (b)	6,180	5,197
Less: portion included in liabilities of variable interest entity held for sale (a)	5,958	5,956
Notes payable and other debt, net of current portion	$122,031	$118,093
(a)  The senior debt - bonds, net of discount includes $6.0 million at both March 31, 2015 and December 31, 2014 related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC ("Riverchase"), revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(b)  The senior debt - other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.
Scheduled Maturities

The schedule below summarizes the scheduled maturities for the twelve months ended March 31 of the respective year. The 2016 maturities include outstanding loans of $5.2 million related to the Companions facility and $1.0 million related to one of the two Hembree Road office buildings which are classified as liabilities of a disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at March 31, 2015.

(Amounts in 000’s)
2016	$29,912
2017	50,287
2018	11,263
2019	1,778
2020	1,866
Thereafter	57,053
Subtotal	152,159
Less: unamortized discounts ($172 classified as current)	(388)
Total notes and other debt	$151,771

Debt Covenant Compliance

As of March 31, 2015, the Company (including its consolidated variable interest entity) has approximately 46 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of March 31, 2015, the Company has not been in compliance with certain financial covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.
The table below indicates which of the Company's credit-related instruments are out of compliance as of March 31, 2015:

Credit Facility	Balance at March 31, 2015 (000's)	Financial Covenant	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved	Future Financial Covenant Metric Required (a)
Gemino Lines of Credit	$2,274	Fixed Charge Coverage Ratio (FCCR)	0.80	0.58	1.10
PrivateBank - Line of Credit	$1,550	Coverage of Rent and Debt Service	1.25	0.65	1.25
		Minimum TTM Fixed Charge Coverage	1.05	0.93	1.05
Contemporary Healthcare Capital - Term Note and Line of Credit - CSCC Nursing, LLC	$197	Minimum Implied Current Ratio	1.00	0.95	1.00
	$5,000	DSCR	1.15	(0.76)	1.15
		Minimum Occupancy	70%	64%	70%
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$10,946	Minimum EBITDAR (000s)	$450	$59	n/a
		Fixed Charge Coverage Ratio (FCCR)	1.05	0.76	n/a
PrivateBank - Mortgage Note - APH&R Property Holdings, LLC; Northridge HC&R Property Holdings, LLC; Woodland Hills HC Property Holdings, LLC	$11,982	Minimum Debt Service Coverage	1.75	0.53	n/a
		Minimum Quarterly Rent (000s)	$290	$177	n/a
		Minimum Operator Fixed Charge Coverage	1.10	0.57	n/a
PrivateBank - Mortgage Note - Georgetown HC&R Property Holdings, LLC; Sumter Valley Property Holdings, LLC	$9,285	Minimum Quarterly Rent (000s)	$235	$199	$235
PrivateBank - Mortgage Note - Little Rock HC&R Nursing, LLC	$11,570	Minimum EBITDAR (000s)	$358	$42	n/a
		Operator's Minimum Fixed Charge Coverage	1.05	0.87	n/a
(a)  Items marked as "n/a" reflect metric requirements which will be revised or eliminated in subsequent testing periods given that operation transfers have occurred subsequent to the period end.

The covenants above are all based on a subsidiary level covenant requirement except the Gemino Lines of Credit which is on a consolidated basis. The measurement period for each is on a quarterly basis.

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
The Northwest Credit Facility matured on January 31, 2015. Interest accrued on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest also paid to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. AdCare has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.
On January 30, 2015 and March 25, 2015, Northwest and Gemino amended the Northwest Credit Facility to extend its terms to March 31, 2015 and to April 30, 2015, respectively.
As of March 31, 2015, $1.0 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility. At March 31, 2015, the Company was not in compliance with covenants contained in the Northwest Credit Facility and has obtained a waiver from Gemino.
On April 30, 2015, the outstanding principal amount of $1.0 million under the Northwest Credit Facility was repaid in full, thus releasing all liens and security interests as well as terminating all indebtedness on the Northwest Credit Facility.
Gemino-Bonterra Credit Facility

On September 20, 2012, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of the Company ("Bonterra") entered into a Second Amendment to the Credit Agreement with Gemino, which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino ("Gemino-Bonterra Credit Facility"). The Gemino-Bonterra Credit Facility is a secured credit facility for borrowings up to $2.0 million. The amendment extended the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amended certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrues on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuates depending upon the principal amount outstanding.
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
On January 30, 2015 and March 31, 2015, Bonterra and Gemino amended the Gemino-Bonterra Credit Facility to extend its term to March 31, 2015 and to April 30, 2015, respectively.

As of March 31, 2015, $1.3 million was outstanding of the maximum borrowing amount of $2.0 million under the Gemino-Bonterra Credit Facility. At March 31, 2015, the Company was not in compliance with covenants contained in the Gemino-Bonterra Credit Facility and has obtained a waiver from Gemino.

On May 1, 2015, Bonterra and Gemino amended the Gemino-Bonterra Credit Facility to extend its term from April 30, 2015 to June 30, 2015.
Georgetown and Sumter Credit Facility
On January 30, 2015, two wholly-owned subsidiaries of the Company entered into a Loan Agreement (the "Georgetown and Sumter Credit Facility"), between the Company and The PrivateBank and Trust Company ("PrivateBank"). The Georgetown and Sumter Credit Facility provides for a $9.3 million principal amount secured credit facility. The facility is secured by real property.
The Georgetown and Sumter Credit Facility matures on September 1, 2016. Interest on the Georgetown and Sumter Credit Facility accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Interest payments on the loan are due and payable monthly, beginning on March 1, 2015. The Georgetown and Sumter Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Georgetown and Sumter Credit Facility.
AdCare has unconditionally guaranteed all amounts owing under the Georgetown and Sumter Credit Facility. On January 30, 2015, proceeds from the Georgetown and Sumter Credit Facility were used to pay off all amounts outstanding under a separate $9.0 million credit facility with Metro City Bank under which certain subsidiaries of the Company were borrowers.
At March 31, 2015, the Company was not in compliance with covenants contained in the Georgetown and Sumter Credit Facility and has obtained a waiver from PrivateBank.
Northridge, Woodland Hills and Abington Credit Facility
On February 25, 2015, three wholly-owned subsidiaries of the Company entered into a Loan Agreement (the "Northridge, Woodland Hills and Abington Credit Facility") with PrivateBank. The PrivateBank Credit Facility provides for a $12.0 million principal amount secured credit facility. This facility is secured by real property.
The Northridge, Woodland Hills and Abington Credit Facility matures on September 1, 2016. Interest accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Principal and interest payments on the note are due and payable monthly, beginning on March 1, 2015. The facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Northridge, Woodland Hills and Abington Credit Facility.
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
As of March 31, 2015, $12.0 million was outstanding of the maximum borrowing amount of $12.0 million under the Northridge, Woodland Hills and Abington Credit Facility. As of March 31, 2015, the Company had $2.0 million of outstanding restricted assets related to this credit facility. At March 31, 2015, the Company was not in compliance with covenants contained in the Northridge, Woodland Hills and Abington Credit Facility and has obtained a waiver from PrivateBank.
Senior Debt - Other Mortgage Indebtedness

Northridge, Woodland Hills and Abington

On December 28, 2012, the Company entered into a Secured Loan Agreement and Payment Guaranty with KeyBank totaling $16.5 million (the "KeyBank Credit Facility").

On March 28, 2014, the Company entered into a Fourth Amendment to the Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the Secured Loan Agreement of the KeyBank Credit Facility. Pursuant to the amendment, among other things: (i) KeyBank waived the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014 such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage; and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
On February 25, 2015, the outstanding principal amount of $12.0 million under the KeyBank Credit Facility was repaid by the proceeds from the Northridge, Woodland Hills and Abington Credit Facility, noted above.
Other Debt
Insurance Funding
In March 2014, the Company obtained financing from First Insurance Funding Corporation and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 which matured on December 31, 2014. The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with interest of 2.50%. The remaining outstanding amount owed was repaid in full during January 2015.
In March 2015, the Company obtained financing from IPFS Corporation and entered into a Commercial Insurance Premium Finance Security Agreement for several insurance programs, including property, casualty, and crime effective March 1, 2015 and maturing on December 31, 2015. The total amount financed was approximately $0.4 million requiring monthly payments with interest of 3.29% starting April 2015. At March 31, 2015, the outstanding principal and interest was approximately $0.4 million.
KeyBank Promissory Notes
On February 25, 2015, the Company entered into four separate unsecured Promissory Note Agreements (the "KeyBank Promissory Notes") with KeyBank for an aggregate principal amount of $0.7 million. The indebtedness represents the portion of certain deferred exit fees owed by the Company to KeyBank in connection with the February 2015 repayment of the KeyBank Credit Facility. The KeyBank Promissory Notes mature on August 25, 2016 , at which time the entire principal balance of the non-interest-bearing notes then unpaid shall be due. If, prior to the maturity date, certain refinancing agreements are entered into with KeyBank as lender, affiliate of lender, or by an agency financing originated by KeyBank or any affiliate of KeyBank, then and in such an event the entire remaining principal amount of the KeyBank Promissory Notes shall be forgiven.
On April 3, 2015, the Company entered into five separate unsecured Amended and Restated Promissory Note Agreements with KeyBank, which amend the KeyBank Promissory Notes to include a fifth note with the aggregate principal total of $0.7 million remaining unaltered. The amendments restate the principal balances on the original notes in order to include a fifth facility.
Convertible Debt
Convertible Subordinated Notes Issued in 2015 (the "2015 Notes")
On March 31, 2015, the Company entered into Subscription Agreements with certain accredited investors for $8.5 million of the 2015 Notes. In connection therewith, the Company issued approximately $1.7 million in principal amount of 2015 Notes on

March 31, 2015 and approximately $6.0 million in principal amount of 2015 Notes on April 30, 2015 (see Note 15 - Subsequent Events).
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

The Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to any 2015 Note; provided, however, that: (i) the shares of common stock issuable upon conversion of any 2015 Note which is to be so prepaid must be: (a) registered for resale under the Securities Act of 1933, as amended (the "Securities Act"); or (b) otherwise sellable under Rule 144 of the Securities Act without volume limitations thereunder; (ii) at any time after the issue date of such 2015 Note, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 125% of the then-current conversion price; and (iii) such prepayment may not be effected prior to March 31, 2016.

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

On March 31, 2015, the Company also entered into a Registration Rights Agreement with the investors pursuant to which the Company has agreed to file, no later than June 29, 2015, a registration statement with the SEC to register the resale of the shares of common stock issuable upon conversion of the 2015 Notes and to use the Company’s best efforts to cause such registration statement to become effective as soon as practicable after filing.

In connection with the offering, Institutional Securities Corporation, the placement agent in the offering, is entitled to receive from the Company a placement agent fee of approximately $0.1 million. Institutional Securities Corporation is affiliated with Doucet Asset Management, LLC, a greater than 5% beneficial owner of the common stock.

In the offering, the Company accepted Subscription Agreements from certain related parties (see Note 14 - Related Party Transactions).

NOTE 10.                       DISCONTINUED OPERATIONS

On March 31, 2014, the Company entered into a representation agreement to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma. During 2014, the Company recognized a $1.8 million loss on impairment to adjust the net book value of Companions to reflect the fair market value. In April 2015, the Company entered into an asset purchase agreement to sell Companions. The closing of the sale is expected after satisfaction of customary closing conditions (see Note 15 - Subsequent Events).
For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified in the activities below.

The following table summarizes the activity of discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in 000’s)	2015	2014
Total revenues from discontinued operations	$718	$9,421
Net gain (loss) from discontinued operations	$(1,407)	$75
Interest expense, net from discontinued operations	$260	$261

On January 21, 2015, the Company listed for sale its two office buildings located on Hembree Road in Roswell, Georgia as part of its transition to a healthcare property holding and leasing company. The assets and liabilities of the two Hembree Road buildings have been reclassified to assets and liabilities of disposal groups held for sale as of March 31, 2015.
Assets and liabilities of the disposal groups held for sale at March 31, 2015 and December 31, 2014 are as follows:

(Amounts in 000’s)	March 31, 2015	December 31, 2014
Property and equipment, net	$5,187	$3,777
Other assets	2,044	2,036
Assets of disposal groups held for sale	$7,231	$5,813

Notes payable	$5,983	$5,000
Line of credit	197	197
Liabilities of disposal group held for sale	$6,180	$5,197

Assets and liabilities of the variable interest entity held for sale at March 31, 2015 and December 31, 2014 are as follows:

Amounts in (000's)	March 31, 2015	December 31, 2014
Property and equipment, net	$5,893	$5,893
Other assets	61	31
Assets of variable interest entity held for sale	$5,954	$5,924

Bonds payable	$5,958	$5,956
Liabilities of variable interest entity held for sale	$5,958	$5,956

NOTE 11.                       STOCK BASED COMPENSATION

For the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2015	2014
Employee compensation:
Stock options	$44	$182
Employee warrants	33	41
Management restricted stock	63	34
Total employee stock-based compensation expense	$140	$257
Non-employee compensation:
Board restricted stock	$51	$191
Board stock options	12	54
Warrants	—	11
Total non-employee stock-based compensation expense	$63	$256
Total stock-based compensation expense	$203	$513

Stock Incentive Plans

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
No stock options or warrants were issued during the three months ended March 31, 2015.
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the three months ended March 31, 2014, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Three Months Ended March 31,
2014
Dividend yield	—
Expected volatility	51%
Risk-free interest rate	1.73%
Expected term	5.2 years

The assumptions used in calculating the fair value of non-employee common stock options and warrants granted during the three months ended March 31, 2014, using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Three Months Ended March 31,
2014
Dividend yield	—
Expected volatility	51%
Risk-free interest rate	1.74%
Expected term	5.0 years
Employee and Non-employee Stock Options
The Company has two employee stock option plans:

•	The 2005 Stock Incentive Plan, which expires September 30, 2015 and provides for a maximum of 578,812 shares of common stock to be issued.

•	The 2011 Stock Incentive Plan, which expires March 28, 2021 and provides for a maximum of 2,152,500 shares of common stock to be issued.
Both plans permit the granting of incentive or nonqualified stock options. The 2011 Stock Incentive Plan also permits the granting of restricted stock. The plans are administered by the Board which has the authority to determine the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The Company intends to use only the 2011 Stock Incentive Plan to make future grants. The number of securities remaining available for future issuance is 469,580.
Activity with respect to employee and non-employee stock options is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2014	935	$4.91
Granted	—	$—
Exercised	(3)	$1.30
Forfeited	(10)	$4.06
Expired	(28)	$4.03
Outstanding, March 31, 2015	894	$4.96	7.3	$208
Vested at March 31, 2015	637	$5.31	6.6	$130

Total unrecognized compensation expense related to non-vested stock options at March 31, 2015 was approximately $0.3 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following summary information reflects stock options outstanding and vested and related details as of March 31, 2015:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at March 31, 2015	Weighted Average Exercise Price
$1.30	13	0.6	$1.30	13	$1.30
$1.31 - $3.99	174	7.3	$3.91	63	$3.93
$4.00 - $4.30	352	7.8	$4.13	224	$4.10
$4.31 - $4.99	40	8.2	$4.51	22	$4.55
$5.00 - $7.62	315	6.8	$6.67	315	$6.67
Total	894	7.3	$4.96	637	$5.31
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
Employee Common Stock Warrants
Activity with respect to employee common stock warrants is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding, December 31, 2014	594	$4.15
Granted	—	$—
Exercised	(7)	$2.24
Forfeited	—	$—
Expired	—	$—
Outstanding, March 31, 2015	587	$4.17	7.6	$206
Vested at March 31, 2015	287	$3.83	5.6	$206

Total unrecognized compensation expense related to non-vested employee stock warrants at March 31, 2015, was approximately $0.4 million and is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock

Activity with respect to restricted stock is summarized as follows:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2014	504	$3.68
Granted	50	$4.01
Vested	(21)	$3.20
Forfeited	(10)	$3.20
Unvested at March 31, 2015	523	$3.74

Total unrecognized compensation expense related to non-vested restricted stock at March 31, 2015, was approximately $1.0 million and is expected to be recognized over a weighted-average period of 2.5 years.

Non-employee Common Stock Warrants

The Company has granted common stock warrants as compensation to consultants and advisors. The warrants have been issued for terms between two and ten years.
On March 28, 2014, the Company issued to the placement agents in the Company’s offering of the 2014 Notes, as partial compensation for serving as placement agents in such offering, five-year warrants to purchase an aggregate of 48,889 shares of common stock at an exercise price of $4.50 per share. The exercise price of the warrants is subject to certain anti-dilution adjustments.
Activity with respect to non-employee common stock warrants is summarized as follows:

	Number of Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2014	2,123	$3.26
Granted	—	$—
Exercised	(444)	$3.81
Forfeited	—	$—
Expired	—	$—
Outstanding, March 31, 2015	1,679	$3.11	3.2	$2,136
Vested at March 31, 2015	1,483	$2.99	3.0	$2,069
NOTE 12. .                      VARIABLE INTEREST ENTITY

As further described in Note 15 to our Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company has one variable interest entity, Riverchase Village ADK, LLC ("Riverchase") that is required to be consolidated because AdCare has control as primary beneficiary. A “primary beneficiary” is the party that has both of the following characteristics:  (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014 (the "Letter Agreement"). On May 15, 2014, the Company and certain of its subsidiaries entered into an Amendment to the Letter Agreement (the “Letter Agreement First Amendment”), pursuant to which the Company agreed to pay $92,323 (the “Tax Payment”) to the appropriate governmental authorities of Jefferson County, Alabama, such amount representing outstanding real property taxes due on the Riverchase Village facility. The Company determined that it was in its best interest to make the Tax Payment in order to preserve the Company’s interest in the sale of the Riverchase Village facility. In connection with the Tax Payment, the parties also agreed to amend and restate the promissory note issued by Mr. Brogdon in favor of the Company to reflect a new principal amount of $615,986, which amount represents the original principal amount of the note plus the Tax Payment. Furthermore, the Letter Agreement First Amendment amended the Letter Agreement to provide that, if the closing of the sale of the Riverchase Village facility does not occur on or before December 31, 2014, then a payment of principal under the amended and restated promissory note equal to the Tax Payment will be due and payable to the Company on or before January 31, 2015.
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
On March 25, 2015, AdCare and certain of its subsidiaries entered into a third amendment to the Letter Agreement, as amended (the “Letter Agreement Third Amendment”), with Mr. Brogdon and entities controlled by him, pursuant to which Riverchase and the Company agreed to amend the promissory notes issued by Riverchase to the Company to: (i) increase the principal amount due under the promissory note issued by Riverchase to the Company by any additional real property tax payments made by the Company with respect to Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama and owned by Riverchase and (ii) to state that such promissory note would not bear interest.
The Letter Agreement Third Amendment amended the Letter Agreement to provide a schedule for the payment to the Company of the net sales proceeds resulting from a sale of the Riverchase Village facility to a third-party purchaser. The net sales proceeds from such sale shall be distributed to the Company as follows: (i) an amount sufficient to satisfy all amounts due and owing under the promissory note issued by Riverchase to the Company; (ii) one-half of the then remaining net sales proceeds; (iii) an amount sufficient to satisfy the amounts due and owing under the promissory note issued by Mr. Brogdon to the Company; and (iv) the then remaining balance of net sales proceeds.

AdCare is a guarantor of Riverchase’s obligations with respect to certain revenue bonds issued by the City of Hoover in connection with the Riverchase Village facility, and in order to preserve the Company's interest in the sale of the Riverchase Village facility, the Company made a payment in the amount of $85,000 (the "Principal Obligation") on behalf of Riverchase with respect to its obligations under the bonds. On October 10, 2014, Riverchase issued a promissory note in favor of the Company in the principal amount of $177,323, which represented the amount of a $92,323 tax payment plus the Principal Obligation. The note does not bear interest and is due upon the closing of the sale of the Riverchase Village facility.
In connection with the Letter Agreement Third Amendment on March 25, 2015, the Company and Mr. Brogdon agreed to amend the promissory note issued by Mr. Brogdon to the Company. Pursuant to this amendment, the principal balance plus any accrued interest under the promissory note issued by Mr. Brogdon to the Company shall be due and payable on the earlier of: (i) December 31, 2015; or (ii) the closing of the sale of the Riverchase Village facility.
The following summarizes the assets and liabilities of the variable interest entity included in the consolidated balance sheets:

(Amounts in 000’s)	March 31, 2015	December 31, 2014
Cash	$—	$—
Assets of variable interest entity held for sale	5,954	5,924
Other assets	337	343
Total assets	$6,291	$6,267

Accounts payable	$1,911	$1,923
Accrued expenses	914	651
Current portion of notes payable	177	177
Liabilities of variable interest entity held for sale	5,958	5,956
Non-controlling interest	(2,669)	(2,440)
Total liabilities and non-controlling interest	$6,291	$6,267

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
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of March 31, 2015, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s former Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma that were previously managed by an AdCare subsidiary (the "Oklahoma Facilities"). The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees. On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regarding the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants.
On February 10, 2015, Plaintiffs and the defendants participated in a voluntary mediation in an attempt to resolve the case. Although the case did not settle at the mediation, Plaintiffs and defendants continued to negotiate over the following weeks and executed a settlement agreement on March 30, 2015 (the "Clanton Settlement Agreement") to settle all claims for a lump sum payment of $2.0 million. Under the Clanton Settlement Agreement, the Company is to pay $0.6 million to the Plaintiffs with the balance thereof to be paid by two of the Company's insurance carriers. The Company and the other defendants in the matter deny all of the Plaintiff's claims and any wrongdoing but agreed to settle the matter to avoid the continued expense and unpredictability of litigation.
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
NOTE 14.                       RELATED PARTY TRANSACTIONS
Settlement and Indemnification Agreement
On March 26, 2015, the Company and certain entities controlled by Christopher Brogdon entered into a Settlement and Indemnification Agreement with respect to: (i) certain claims made by the Brogdon entities in connection with management and administrative services provided by the Company to the Brogdon entities under various management agreements; and (ii) certain pending, or threatened, legal proceedings against the Company and certain of its subsidiaries, and Mr. Brogdon and certain entities controlled by him, including the litigation filed in the District Court of Oklahoma County, State of Oklahoma and described in Note 13 - Commitments and Contingencies (collectively, and including any unasserted claims arising from the management agreements, the “AdCare Indemnified Claims”). Pursuant to the Settlement and Indemnification Agreement, the Company agreed to contribute up to $0.6 million towards the settlement of the litigation, and Mr. Brogdon and the Brogdon entities agree to release the Company from any and all claims arising in connection with the management agreements and to indemnify the Company with respect to the AdCare Indemnified Claims.
Personal Guarantor on Loan Agreements
Mr. Brogdon serves as personal guarantor on certain loan agreements totaling $17.9 million entered into by the Company prior to 2015.
Park City Capital

On March 27, 2014, the Company accepted a Subscription Agreement from Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, the Lead Director of the Board of Directors, pursuant to which the Company issued to Park City Offshore in March 2014 $1.0 million in principal amount of the 2014 Notes. Mr. Fox is a director of Park City Offshore and a director of the Company and a beneficial owner of 5% of the outstanding common stock. The promissory note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering.

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

Doucet Asset Management, LLC

On May 5, 2015, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock.

On March 31, 2015, the Company accepted Subscription Agreements from Christopher L. Doucet and Suzette A. Doucet for 2015 Notes with an aggregate principal amount of $0.3 million. The 2015 Notes were offered to them on the same terms and conditions as all other investors in the offering. With respect to the offering of 2015 Notes, Institutional Securities Corporation served as the placement agent and Doucet Asset Management, LLC served as the selected dealer. Institutional Securities Corporation is affiliated with Doucet Asset Management, LLC and is entitled to receive a placement agent fee in the offering of approximately $0.1 million.

NOTE 15.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission. The following is a summary of the material subsequent events.
Convertible Subordinated Note Private Placement

On March 31, 2015, the Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company accepted subscriptions for an aggregate of $8,500,000 in principal amount of the 2015 Notes. In connection therewith, the Company issued $1,685,000 in principal amount of 2015 Notes on March 31, 2015, upon receipt of payment therefor.

On April 30, 2015, the Company issued an additional $6,015,000 in principal amount of 2015 Notes in respect of subscriptions accepted on March 31, 2015 and upon receipt of payment therefor. Accepted subscriptions for $800,000 in principal amount of 2015 Notes were not funded by the April 30, 2015 payment deadline, and 2015 Notes will not be issued in respect thereof. See Note 9 - Notes Payable and Other Debt - Convertible Debt - Convertible Subordinated Notes Issued in 2015 (the "2015 Notes").

Preferred Stock Offering

On April 13, 2015, the Company issued and sold 575,000 shares of Series A Preferred Stock in a “best efforts” underwritten registered public offering for a public offering price of $25.75 per share. In connection therewith, the Company received net proceeds of $13.5 million, after the payment of underwriting commissions and discounts and other offering expense payable by the Company.

Oklahoma Lease Agreements

On April 29, 2015, two wholly-owned subsidiaries (each, a “Sublessor”) of the Company entered into separate sublease agreements with Southwest LTC-Quail Creek, LLC and Southwest LTC-NW OKC, LLC (each, a "Sublessee") pursuant to which each Sublessor will lease one of two skilled nursing facilities. The two facilities are as follows:

▪	Quail Creek Nursing Home, a 109-bed skilled nursing facility located in Oklahoma City, OK.

▪	Northwest Nursing Center, an 88-bed skilled nursing facility located in Oklahoma City OK.

The leases commence on October 1, 2015, subject to, among other things: (i) such Sublessee’s receipt of all licenses and other approvals from the State of Oklahoma to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is ten years with two separate renewal terms of five years each. The annual rent under all of the sublease agreements in the first year will be $0.96 million and will escalate thereafter on an annual basis through the initial term and any renewal terms. The sublease agreements are cross-defaulted. In connection with entering into the sublease agreements, each Sublessor and Sublessee also entered into an operations transfer agreement with respect to the applicable facilities, each containing customary terms and conditions.

Disposition Agreement
On April 29, 2015, a wholly-owned subsidiary of the Company (the “Companions Seller”) entered into an asset purchase agreement (the “Companions Sale Agreement”) with Gracewood Manor, LLC, an Oklahoma limited liability company (the “Companions Purchaser”), to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma. The Companions Sale Agreement may be terminated by the Companions Purchaser for any reason before the 30th day of the due diligence period set forth in the agreement. The sale is subject to the completion of satisfactory due diligence, the receipt of required licenses and other state regulatory approvals, and the satisfaction of other customary closing conditions. Pursuant to the Companions Sale Agreement, the sale price of $3.5 million is due to the Companions Seller on the closing date after completion of customary closing conditions but no later than July 1, 2015. In connection with entering into the Companions Sale Agreement, the Companions Seller and Companions Purchaser entered into an operations transfer agreement to transfer the operations of Companions concurrent with the closing of the asset purchase agreement.

Arkansas Leases

Eight of the separate sublease agreements with affiliates of Aria Health Group, LLC ("Aria") commenced on May 1, 2015. The remaining two sublease agreements with affiliates of Aria terminated effective April 30, 2015.

On April 30, 2015, the Company entered into a Lease Inducement Fee Agreement with Aria Health Consulting, LLC, pursuant to which the Company paid to Aria Health Consulting, LLC a fee of $2.0 million as a lease inducement for the Aria Sublessees to enter into the third amendment of the sublease agreements described below and to commence such subleases and transfer operations thereunder.

On April 30, 2015, the eight Aria Sublessors entered into a third amendment with the eight Aria Sublessees, which amended each separate sublease agreement to, among other things: (i) extend the initial sublease term to ten years and (ii) provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which shall be subtracted from the lease inducement fee paid by the Company under the Lease Inducement Fee Agreement).

As a condition to the Aria Sublessees agreement to a commencement date of May 1, 2015, the Company and the Aria Sublessees agreed to assess, in good faith and within thirty (30) days following the commencement date, making a one-time equitable adjustment to base rent equal to the difference between the facilities 2014 professional liability and general liability insurance costs and projected costs for the first lease year of comparable or mutually acceptable insurance as further adjusted by anticipated Medicaid reimbursement rate increases solely from such added costs.

Each sublease agreement is structured as triple net lease wherein each Aria Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is ten years with a five-year renewal option. The annual base rent under all of the sublease agreements in the first year is $5.3 million in the aggregate (exclusive of any equitable adjustment as described above), and the annual base rent under each sublease will escalate at 2% each year through the initial term and 3% per year upon renewal. The sublease agreements are cross-defaulted.

In connection with entering into the sublease agreements, each Aria Sublessor and Aria Sublessee also entered into an operations transfer agreement with respect to the applicable facility, each containing customary terms and conditions.
Loan Modifications

On May 1, 2015, Little Rock HC&R Property Holdings, LLC, a wholly owned subsidiary of the Company (“Private Bank Borrower”), entered into a Fifth Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated March 30, 2012, as amended, between the PrivateBank Borrower and PrivateBank. The Fifth Modification, among other things: (i) provides for lender consent to the sublease of the Company’s Little Rock Health & Rehabilitation Center to an affiliate of Aria; and (ii) amends the minimum EBITDAR covenant discussed in the Loan Agreement to reflect a new facility operator, Highlands of Little Rock West Markham, LLC.

On May 1, 2015, Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC, and Valley River Property Holdings, LLC, each a wholly owned subsidiary of the Company (collectively, the “Borrower Group”), entered into a Loan Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated September 1, 2011, as amended, between the Borrower Group and PrivateBank. The Modification, among other things: (i) provides for lender consent to the sublease of the Company’s Heritage Park Nursing Center to an affiliate of Aria; and (ii) amends the minimum EBITDA covenant described in the Loan Agreement to (a) reflect a new facility operator, Highlands of Rogers Dixieland, LLC, and (b) change the minimum EBITDA covenant to a “Minimum EBITDAR/Management Fee” covenant, which modifies minimum EBITDAR to take into account management fees equal to the greater of the operator’s actual management fees for such period or imputed management fees equal to 5% of such operator’s gross income for such period, as determined in accordance with generally accepted accounting principles.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”) own, operate and manage for third-parties skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, North Carolina, Ohio, Oklahoma and South Carolina. As of March 31, 2015, we operate or manage 31 facilities comprised of 28 skilled nursing facilities, two assisted living facilities and one independent living/senior housing facility totaling approximately 3,300 beds. The Company's facilities provide a range of health care services to their patients and residents including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of March 31, 2015, of the total 31 facilities, we owned and operated 22 facilities, leased and operated six facilities, and managed three facilities for third parties.
As of March 31, 2015, we also have leased three owned and subleased five leased skilled nursing and rehabilitation facilities to local third-party operators in the states of Alabama and Georgia. The patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified as discontinued operations.
On March 31, 2014, we executed a representation agreement to sell Companions Specialized Care Center ("Companions"), a 102-bed skilled nursing facility located in Tulsa, Oklahoma. This facility is reported as discontinued operations (see Note 10 - Discontinued Operations and Note 15 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).
During the three months ended March 31, 2015, we entered into certain leasing and operations transfer agreements for facilities located in Arkansas, Georgia, North Carolina, and South Carolina, which are described below.
The following table provides summary information regarding the number of operational beds at the Company's facilities managed and operated by the Company as of March 31, 2015 (excluding discontinued operations):

		Number of Facilities
State	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	Total
Arkansas	1,041	10	—	—	10
Georgia	1,115	3	5	—	8
North Carolina	106	1	—	—	1
Ohio	705	4	1	3	8
Oklahoma	197	2	—	—	2
South Carolina	180	2	—	—	2
Total	3,344	22	6	3	31

Facility Type	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	Total
Skilled Nursing	3,149	20	6	2	28
Assisted Living	112	2	—	—	2
Independent Living	83	—	—	1	1
Total	3,344	22	6	3	31

The following table provides summary information regarding the number of operational beds at our facilities leased and subleased to third-parties as of March 31, 2015:

		Number of Facilities Leased and Subleased to Third-Parties
State	Number of Operational Beds/Units	Owned	Leased	Total
Alabama	304	2	—	2
Georgia	516	1	5	6
Total	820	3	5	8

Facility Type	Number of Operational Beds/Units	Owned	Leased	Total
Skilled Nursing	820	3	5	8
Assisted Living	—	—	—	—
Total	820	3	5	8

Liquidity Overview

At March 31, 2015, we had $10.7 million in cash and cash equivalents as well as restricted cash and investments of $8.1 million. Over the next 12 months, we anticipate both access to and receipt of several sources of liquidity. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. During the remainder of 2015, we anticipate positive cash flow from operations and other working capital changes. At March 31, 2015, we had $151.8 million in indebtedness of which the current portion is $29.7 million. We anticipate our operating cash requirements in 2015 as being substantially less than in 2014 due to the transition to a healthcare property holding and leasing company. We expect sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next twelve months. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2015 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness (for a more detailed discussion, see Note 3 - Liquidity and Profitability, located in Part I, Item 1., Notes to Consolidated Financial Statements).
Discontinued Operations
On March 31, 2014, we entered into a representation agreement to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma. During 2014, the Company recognized a $1.8 million loss on impairment to adjust the net book value of Companions to reflect the fair market value. In April 2015, we entered into an asset purchase agreement to sell Companions. Closing is expected after completion of customary closing conditions (see Note 15 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).
For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified in the activities below.
The following table summarizes the activity of discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in 000’s)	2015	2014
Total revenues from discontinued operations	$718	$9,421
Net income (loss) from discontinued operations	$(1,407)	$75
Interest expense, net from discontinued operations	$260	$261

Primary Performance Indicators

We own, operate and manage skilled nursing facilities and assisted living facilities, and deliver our services through wholly owned separate operating subsidiaries.
We focus on two primary indicators in evaluating the Company's financial performance. Those indicators are facility occupancy and patient mix. Facility occupancy is critical as higher occupancy generally leads to higher revenues. In addition, concentrating on increasing the number of Medicare covered admissions (“the patient mix”) helps in increasing revenues. We include commercial insurance covered admissions that are reimbursed at the same level as those covered by Medicare in our Medicare utilization percentages and analysis.
Average occupancy rates at our facilities, excluding discontinued operations and managed facilities, for the three months ended March 31, 2015 and 2014 were as follows:

	Average Occupancy
	Three Months Ended March 31,
	2015	2014
All Facilities	79.1%	79.8%
Patient mix at our skilled nursing facilities, excluding discontinued operations and managed facilities, for the three months ended March 31, 2015 and 2014 was as follows:

	Patient Mix (SNF only)
	Three Months Ended March 31,
	2015	2014
Medicare	16.2%	16.2%
Medicaid	69.8%	70.7%
Other	14.0%	13.1%
Total	100.0%	100.0%

On May 1, 2014, the Centers for Medicare and Medicaid Services ("CMS") issued a proposed rule outlining fiscal year 2015 (which begins October 1, 2014) Medicare payment rates for skilled nursing facilities. Based on proposed changes contained within this rule, CMS projects that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0%, from payments in fiscal year 2014 (which began October 1, 2013), which represents a higher update factor than the 1.3% update finalized for skilled nursing facilities in fiscal year 2014. This estimated increase is attributable to 2.4% market basket increase, reduced by the 0.4 percentage point multifactor productivity adjustment required by law.
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
On April 15, 2015, CMS issued a proposed rule outlining fiscal year 2016 (which begins October 1, 2015) Medicare payment rates for skilled nursing facilities. Based on the proposed changes contained within the rule, CMS projects that aggregate payments to skilled nursing facilities will increase by $500 million, or 1.4%, from payments in fiscal year 2015 (which began October 1, 2014), which represents a lower update factor than the 2.0% update finalized for skilled nursing facilities in fiscal year 2015. This estimated increase is attributable to a 2.6% market basket increase, reduced by a 0.6 percentage point forecast error adjustment and further reduced by the 0.6 percentage point multifactor productivity adjustment required by law.
Medicare reimburses our SNFs under a prospective payment system (“PPS”) for certain inpatient covered services. Under PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels (including as a result of automatic cuts tied to federal deficit cut efforts or otherwise), our Medicare revenues derived from our skilled nursing facilities could be reduced, with a corresponding adverse impact on our financial condition or results of operations.

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

	For the Three Months Ended March 31, 2015
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Arkansas	1,009	1,009	69.0%	18.1%	$14,095	$455.76	$164.09
Georgia	1,115	1,115	88.1%	14.2%	$19,077	$471.65	$161.65
North Carolina	106	106	58.1%	32.3%	$1,488	$449.72	$164.11
Ohio	293	293	83.0%	17.1%	$5,255	$444.16	$165.36
Oklahoma	197	197	75.4%	17.6%	$2,703	$437.86	$144.25
South Carolina	180	180	86.9%	11.4%	$2,892	$407.58	$166.05
Total/Average	2,900	2,900	78.9%	16.2%	$45,510	$456.53	$162.09

	For the Three Months Ended March 31, 2014
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Arkansas	1,009	1,009	66.1%	18.7%	$13,670	$456.36	$165.35
Georgia	1,115	1,115	91.7%	14.9%	$20,012	$473.49	$160.11
North Carolina	106	106	69.8%	13.0%	$1,489	$464.76	$161.30
Ohio	293	293	85.1%	16.2%	$5,204	$442.94	$164.01
Oklahoma	197	197	67.9%	17.2%	$2,459	$418.58	$145.09
South Carolina	180	180	86.1%	14.9%	2,960	447.70	164.18
Total/Average	2,900	2,900	79.4%	16.2%	$45,794	$459.23	$161.58

(1) Excludes managed beds which are not consolidated.
(2) ADC is the Average Daily Census.
(3) PPD is the Per Patient Day equivalent.

Critical Accounting Policies

We prepare financial statements in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We base estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change.
During the three months ended March 31, 2015, we adopted FASB issued ASU 2014-08, which amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU is applied prospectively and is effective for the Company for the 2015 annual and interim periods.

Results of Operations

Comparison for the three months ended March 31, 2015 and 2014

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

	Three Months Ended March 31,		Increase (Decrease)
(Amounts in 000’s)	2015	2014	Amount	Percent
Revenues:
Patient care revenues	$46,145	$46,527	$(382)	(1)%
Management revenues	218	482	(264)	(55)%
Rental revenues	1,340	296	1,044	353%
Total revenues	47,703	47,305	398	1%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	41,221	38,576	2,645	7%
General and administrative expenses	3,170	4,559	(1,389)	(30)%
Facility rent expense	1,931	1,659	272	16%
Depreciation and amortization	1,706	1,786	(80)	(4)%
Total expense	48,028	46,580	1,448	3%
Income (loss) from Operations	(325)	725	(1,050)	(145)%
Other Income (Expense):
Interest expense, net	(2,537)	(2,622)	(85)	(3)%
Loss on extinguishment of debt	(680)	(583)	97	17%
Other expense	(280)	(110)	170	155%
Total other expense, net	(3,497)	(3,315)	182	5%
Loss from Continuing Operations Before Income Taxes	(3,822)	(2,590)	1,232	48%
Income tax expense	(20)	(8)	12	150%
Loss from Continuing Operations	$(3,842)	$(2,598)	$1,244	48%

Patient Care Revenues—Total patient care revenues decreased by $0.4 million, or 1%, for the three months ended March 31, 2015 as compared with the same period in 2014. The decrease was primarily due to a slight decrease in the skilled nursing facility occupancy rate from 79.4% to 78.9% and a decrease in the skilled nursing facility average Medicare reimbursement rate per patient day from $459.23 to $456.53, or 0.6%.
Management Revenues—Management revenues (net of eliminations) decreased approximately $0.3 million, or 55%, for the three months ended March 31, 2015, as compared with the same period in 2014. The decrease is primarily due to the discontinuance of a management agreement effective as of March 1, 2014.
Cost of Services—Cost of services was approximately $41.2 million for the three months ended March 31, 2015, as compared with the same period in 2014 of approximately $38.6 million. The increase is primarily due to the following: (i) an increase of approximately $0.2 million in pharmacy and therapy expense and approximately $0.5 million in nursing expense; (ii) an increase of approximately $0.4 million in plant operations expense; (iii) an increase of approximately $0.4 million in employee benefit-related expenses; (iv) an increase of $0.7 million in bad debt expense; (v) an increase of approximately $0.1 million in property tax expense; (vi) an increase of approximately $0.1 million in insurance expenses; and (vii) an increase of approximately $0.2 million in regulatory and other expenses. Cost of services as a percentage of patient care revenue increased from 82.9% for the three months ended March 31, 2014 to 89.3% for the three months ended March 31, 2015.

General and Administrative—General and administrative costs decreased by $1.4 million to $3.2 million for the three months ended March 31, 2015, compared with $4.6 million for the same period in 2014. The decrease is primarily due to the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $1.3 million, partially offset by an increase in contract services expense of approximately $0.5 million; (ii) a decrease of approximately $0.2 million in travel and other reimbursable expenses; (iii) a decrease of approximately $0.3 million in stock-based compensation expense; and (iv) a decrease of approximately $0.1 million in legal and director fees. As a percentage of total revenue, general and administrative costs declined to 6.6% for the three months ended March 31, 2015, compared with 9.6% for the same period in 2014, reflecting the announcement of the Company's transition to a healthcare property holding and leasing company and the progress we have made in cost control efforts at the general and administrative level.
 Facility Rent Expense—Facility rent expense for the three months ended March 31, 2015 increased by approximately $0.2 million to $1.9 million, compared with $1.7 million for the same period in 2014, respectively. The increase is primarily due to the treatment of certain facility rent expense as part of continuing operations for the three months ended March 31, 2015 but as part of discontinued operations for the same period in 2014 in accordance with Generally Accepted Accounting Principles.
Depreciation and Amortization—Depreciation and amortization for the three months ended March 31, 2015 decreased by $0.1 million to $1.7 million, compared with $1.8 million for the same period in 2014. The decrease is primarily due to the expiration of certain software licenses in 2014.
Interest Expense, net—Interest expense, net decreased by $0.1 million, or 3%, to $2.5 million for the three months ended March 31, 2015, compared with $2.6 million for the same period in 2014. The decrease is primarily due to the refinancing of certain loan agreements to more favorable terms and the extinguishment of certain other debt (for further information, see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements).
Loss on Extinguishment of Debt—The Company recognized a loss on extinguishment of debt of approximately $0.7 million for the three months ended March 31, 2015 compared with approximately $0.6 million for the same period in 2014. The $0.7 million loss is due to the February 2015 issuance of promissory notes related to the refinancing of certain loan agreements with one of our lenders (for further information, see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements).
Other Expense—The Company recognized approximately $0.3 million of other expense for the three months ended March 31, 2015 compared with approximately $0.1 million for the same period in 2014. The $0.3 million expense related to $0.3 million of costs associated with the Company's transition to a healthcare property holding and leasing company and legal fees associated with ongoing litigation matters.
Income Tax Expense—The Company recognized income tax expense of approximately $0.02 million for the three months ended March 31, 2015, compared with approximately $0.01 million for the same period in 2014. The increase of $0.01 million is primarily due to the submission of additional filing extensions related to the 2014 tax year.
Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2015, we had $10.7 million in cash and cash equivalents as well as restricted cash and investments of $8.1 million. Over the next 12 months, we anticipate both access to and receipt of several sources of liquidity.
At March 31, 2015, we had one facility, three office buildings and one variable interest entity held for sale that we anticipate selling in 2015. We expect that the cash proceeds and the release of restricted cash on the sale of the variable interest entity and the sale of the one facility will approximate the related obligations. We expect that the cash proceeds from the sale of the office buildings will exceed related obligations by approximately $0.6 million.
We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

During the remainder of 2015, we anticipate net proceeds of approximately $2.7 million on refinancing of existing debt, primarily in the second and third quarters of 2015. Further, we estimate cash flow from operations and other working capital changes of approximately $1.5 million for the year ending December 31, 2015.

We maintain certain revolving lines of credit for which we have limited remaining capacity and all of which are due and expected to be repaid in 2015. Given our ongoing transition out of healthcare operations, we do not anticipate any additional draws on these facilities.

On March 31, 2015, we entered into subscription agreements with certain accredited investors pursuant to which we accepted subscriptions for an aggregate of $8.5 million in principal amount of our 10% Convertible Subordinated Notes Due April 30, 2017 (the "2015 Notes"). In connection therewith, we received net cash proceeds for working capital of approximately $1.7 million on March 31, 2015, and approximately $6.0 million on April 30, 2015 (see Note 9 – Notes Payable and Other Debt and Note 15 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).

On April 13, 2015, we issued and sold 575,000 shares of its Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a public offering price of $25.75 per share in a "best-efforts" underwritten registered public offering. In connection therewith, we received net cash proceeds of approximately $13.5 million (see Note 15 – Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).

Other liquidity sources include to a lesser extent, the proceeds from the exercise of options and warrants.
Cash Requirements

At March 31, 2015, we had $151.8 million in indebtedness of which the current portion is $29.7 million. This current portion is comprised of the following components: (i) convertible debt of approximately $8.3 million; (ii) debt of held for sale entities of approximately $12.1 million, primarily senior debt - bond and mortgage indebtedness; and (iii) remaining debt of approximately $9.3 million which includes revolver debt, senior debt - bonds, and senior debt - mortgage indebtedness (for a complete debt listing and credit facility detail, see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements).

The convertible debt includes two subordinated convertible debt issuances. One was issued in 2012 (the “2012 Notes”) and has an outstanding principal amount of $7.5 million at March 31, 2015 with maturity on July 31, 2015. At any time on or after the six-month anniversary of the date of issuance of the 2012 Notes, they are convertible at the option of the holder into shares of our common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend paid on October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The other was issued in 2014 (the “2014 Notes”) and has an outstanding principal amount of $0.8 million at March 31, 2015 with maturity on April 30, 2015. At any time on or after the date of issuance of the 2014 Notes, they are convertible at the option of the holder into shares of the common stock at an initial conversion price equal to $4.50 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events.

On March 31, 2015, we entered into subscription agreements with certain accredited investors pursuant to which the Company accepted subscriptions for an aggregate of $8.5 million in principal amount of the 2015 Notes. In connection therewith, we issued approximately $1.7 million in principal amount of 2015 Notes on March 31, 2015 and approximately $6.0 million on April 30, 2015 (see Note 15 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).

The current debt maturing in 2015 for all other debt approximates $9.3 million. As indicated previously, we routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. We anticipate net principal disbursements of approximately $6.8 million which reflect the offset of anticipated proceeds on refinancing of approximately $2.5 million.

We anticipate operating cash requirements in 2015 as being substantially less than in 2014 due to the transition to a healthcare property holding and leasing company. Based on the described sources of liquidity and related cash requirements, we expect sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next 12 months. On a longer term basis, at March 31, 2015, we have approximately $67.3 million of debt maturities due over the next two year period ending March 31, 2017, excluding convertible promissory notes which are convertible into shares of our common stock. We have been successful in recent years in raising new equity capital and believes, based on recent discussions, that these markets will continue to be available to us for raising capital in 2015 and beyond. We believe its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy our capital needs, we seek to: (i) improve operating results through a series of leasing and subleasing transactions with favorable terms and consistent and predictable cash flow; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. We anticipate that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long term basis, thereby permitting us to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results or the transition of the Company to primarily a property holding and leasing company will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities.

Cash Flows
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2015	2014
Net cash provided by (used in) operating activities - continuing operations	$324	$(5,005)
Net cash used in operating activities - discontinued operations	(932)	(881)
Net cash provided by investing activities - continuing operations	329	5,621
Net cash used in investing activities - discontinued operations	(39)	(285)
Net cash provided by (used in) financing activities - continuing operations	263	(2,083)
Net change in cash and cash equivalents	(55)	(2,633)
Cash and cash equivalents at beginning of period	10,735	19,374
Cash and cash equivalents at end of period	$10,680	$16,741

Three Months Ended March 31, 2015

Net cash provided by operating activities—continuing operations for the three months ended March 31, 2015 was approximately $0.3 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $0.9 million.
Net cash provided by investing activities—continuing operations for the three months ended March 31, 2015, was approximately $0.3 million. This is primarily the result of a decrease in restricted cash deposits while offset by capital expenditures throughout the facilities. Net cash used in investing activities—discontinued operations was approximately $0.04 million related to restricted cash changes and capital expenditures.
Net cash provided by financing activities—continuing operations was approximately $0.3 million for the three months ended March 31, 2015. This is primarily the result of cash proceeds received from additional debt borrowings, partially offset by repayments of existing debt obligations and payments of preferred stock dividends. The discontinued operations did not have any proceeds or usage of cash from financing activities in the three months ended March 31, 2015.
Three Months Ended March 31, 2014

Net cash used in operating activities—continuing operations for the three months ended March 31, 2014, was $5.0 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, difference between straight-line rent and rent paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $0.9 million.
Net cash provided by investing activities—continuing operations for the three months ended March 31, 2014, was approximately $5.6 million. This is primarily the result of a decrease in restricted cash deposits while offset by capital expenditures throughout the facilities. Net cash used in investing activities—discontinued operations was approximately $0.3 million related to restricted cash changes and capital expenditures.
Net cash used in financing activities—continuing operations was approximately $2.1 million for the three months ended March 31, 2014.  This is primarily the result of cash proceeds received from additional debt borrowings, partially offset by repayments of existing debt obligations and payments of preferred stock dividends. The discontinued operations did not have any proceeds or usage of cash from financing activities in the three months ended March 31, 2014.

Notes Payable and Other Debt

Total notes payable and other debt obligations as of March 31, 2015 and December 31, 2014 were as follows:

(Amounts in 000’s)	March 31, 2015	December 31, 2014
Revolving credit facilities and lines of credit	$5,070	$6,832
Senior debt - guaranteed by HUD	25,883	26,022
Senior debt - guaranteed by USDA	26,964	27,128
Senior debt - guaranteed by SBA	3,665	3,703
Senior debt - bonds, net of discount (a)	12,972	12,967
Senior debt - other mortgage indebtedness (b)	60,365	60,277
Other debt	1,167	430
Convertible debt issued in 2012	7,500	7,500
Convertible debt issued in 2014	849	6,500
Convertible debt issued in 2015	7,336	—
Total	$151,771	$151,359
Less: current portion	17,602	22,113
Less: portion included in liabilities of disposal group held for sale (b)	6,180	5,197
Less: portion included in liabilities of variable interest entity held for sale (a)	5,958	5,956
Notes payable and other debt, net of current portion	$122,031	$118,093
(a)  The senior debt - bonds, net of discount includes $6.0 million at both March 31, 2015 and December 31, 2014 related to the Company's consolidated variable interest entity, Riverchase Village ADK, LLC ("Riverchase"), revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(b)  The senior debt - other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions in August 2012.

Scheduled Maturities

The schedule below summarizes the scheduled maturities for the twelve months ended March 31 of the respective year. The 2016 maturities include outstanding loans of $5.2 million related to the Companions facility and $1.0 million related to one of the two Hembree Road office buildings located in Roswell, Georgia which are classified as liabilities of a disposal group held for sale and $6.0 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at March 31, 2015.

(Amounts in 000’s)
2016	$29,912
2017	50,287
2018	11,263
2019	1,778
2020	1,866
Thereafter	57,053
Subtotal	152,159
Less: unamortized discounts ($172 classified as current)	(388)
Total notes and other debt	$151,771

Debt Covenant Compliance

As of March 31, 2015, we (including our consolidated variable interest entity) have approximately 46 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company’s consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. We routinely track and monitor our compliance with our covenant requirements. In recent periods, including as of March 31, 2015, we have not been in compliance with certain financial covenants. For each instance of such non-compliance, we have obtained waivers or amendments to such requirements including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.
The table below indicates which of our credit-related instruments are out of compliance as of March 31, 2015:

Credit Facility	Balance at March 31, 2015 (000's)	Financial Covenant	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved	Future Financial Covenant Metric Required (a)
Gemino Lines of Credit	$2,274	Fixed Charge Coverage Ratio (FCCR)	0.80	0.58	1.10
PrivateBank - Line of Credit	$1,550	Coverage of Rent and Debt Service	1.25	0.65	1.25
		Minimum TTM Fixed Charge Coverage	1.05	0.93	1.05
Contemporary Healthcare Capital - Term Note and Line of Credit - CSCC Nursing, LLC	$197	Minimum Implied Current Ratio	1.00	0.95	1.00
	$5,000	DSCR	1.15	(0.76)	1.15
		Minimum Occupancy	70%	64%	70%
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$10,946	Minimum EBITDAR (000s)	$450	$59	n/a
		Fixed Charge Coverage Ratio (FCCR)	1.05	0.76	n/a
PrivateBank - Mortgage Note - APH&R Property Holdings, LLC; Northridge HC&R Property Holdings, LLC; Woodland Hills HC Property Holdings, LLC	$11,982	Minimum Debt Service Coverage	1.75	0.53	n/a
		Minimum Quarterly Rent (000s)	$290	$177	n/a
		Minimum Operator Fixed Charge Coverage	1.10	0.57	n/a
PrivateBank - Mortgage Note - Georgetown HC&R Property Holdings, LLC; Sumter Valley Property Holdings, LLC	$9,285	Minimum Quarterly Rent (000s)	$235	$199	$235
PrivateBank - Mortgage Note - Little Rock HC&R Nursing, LLC	$11,570	Minimum EBITDAR (000s)	$358	$42	n/a
		Operator's Minimum Fixed Charge Coverage	1.05	0.87	n/a
(a)  Items marked as "n/a" reflect metric requirements which will be revised or eliminated in subsequent testing periods given that operation transfers have occurred subsequent to the period end.

The covenants above all maintain a subsidiary level covenant requirement except the Gemino Lines of Credit which is on a consolidated basis. The measurement period for each is on a quarterly basis.

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
The Northwest Credit Facility matured on January 31, 2015. Interest accrued on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest also paid to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. In the event the Northwest Credit Facility was terminated prior to January 31, 2015, Northwest was also required to pay a fee to Gemino in an amount equal to 1.0% of the Northwest Credit Facility. The Northwest Credit Facility is secured by a security interest in the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. AdCare has unconditionally guaranteed all amounts owing under the Northwest Credit Facility.
On January 30, 2015 and March 25, 2015, Northwest and Gemino amended the Northwest Credit Facility to extend its term to March 31, 2015 and April 30, 2015, respectively.
As of March 31, 2015, $1.0 million was outstanding of the maximum borrowing amount of $1.5 million under the Northwest Credit Facility. At March 31, 2015, the Company was not in compliance with covenants contained in the Northwest Credit Facility and has obtained a waiver from Gemino.
On April 30, 2015, the outstanding principal amount of $1.0 million under the Northwest Credit Facility was repaid in full, thus releasing all liens and security interests as well as terminating all indebtedness on the Northwest Credit Facility.
Gemino-Bonterra Credit Facility

On September 20, 2012, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of the Company ("Bonterra"), entered into a Second Amendment to the Credit Agreement with Gemino, which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino (the "Gemino-Bonterra Credit Facility"). The Gemino-Bonterra Credit Facility is a secured credit facility for borrowings up to $2.0 million. The amendment extended the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amended certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrues on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuates depending upon the principal amount outstanding.
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
On January 30, 2015 and March 31, 2015, Bonterra and Gemino amended the Gemino-Bonterra Credit Facility to extend its term to March 31, 2015 and April 30, 2015, respectively.
As of March 31, 2015, $1.3 million was outstanding of the maximum borrowing amount of $2.0 million under the Gemino-Bonterra Credit Facility. At March 31, 2015, the Company was not in compliance with covenants contained in the Gemino-Bonterra Credit Facility and has obtained a waiver from Gemino.
On May 1, 2015, Bonterra and Gemino amended the Gemino-Bonterra Credit Facility to extend its term from April 30, 2015 to June 30, 2015.
Georgetown and Sumter Credit Facility
On January 30, 2015, two wholly-owned subsidiaries of the Company entered into a Loan Agreement (the "Georgetown and Sumter Credit Facility"), between Georgetown, Sumter and The PrivateBank and Trust Company ("PrivateBank"). The Georgetown and Sumter Credit Facility provides for a $9.3 million principal amount secured credit facility. The facility is secured by real property.
The Georgetown and Sumter Credit Facility matures on September 1, 2016. Interest on the Georgetown and Sumter Credit Facility accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Interest payments on the loan are due and payable monthly, beginning on March 1, 2015. The Georgetown and Sumter Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Georgetown and Sumter Credit Facility.
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
At March 31, 2015, the Company was not in compliance with covenants contained in the Georgetown and Sumter Credit Facility and has obtained a waiver from PrivateBank.
Northridge, Woodland Hills and Abington Credit Facility
On February 25, 2015, three wholly-owned subsidiaries of the Company entered into a Loan Agreement (the "Northridge, Woodland Hills and Abington Credit Facility") with PrivateBank. The PrivateBank Credit Facility provides for a $12.0 million principal amount secured credit facility. This facility is secured by real property.
The Northridge, Woodland Hills and Abington Credit Facility matures on September 1, 2016. Interest accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Principal and interest payments on the note are due and payable monthly, beginning on March 1, 2015. The facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Northridge, Woodland Hills and Abington Credit Facility.
AdCare has unconditionally guaranteed all amounts owing under the Northridge, Woodland Hills and Abington Credit Facility. Proceeds from the Northridge, Woodland Hills and Abington Credit Facility were used to pay off all amounts outstanding under a separate $12.0 million credit facility with KeyBank National Association ("KeyBank") under which certain subsidiaries of the Company were borrowers.
As of March 31, 2015, $12.0 million was outstanding of the maximum borrowing amount of $12.0 million under the Northridge, Woodland Hills and Abington Credit Facility. As of March 31, 2015, the Company had $2.0 million of outstanding restricted assets related to this credit facility. At March 31, 2015, the Company was not in compliance with covenants contained in the Northridge, Woodland Hills and Abington Credit Facility and has obtained a waiver from PrivateBank.
Senior Debt - Other Mortgage Indebtedness

Northridge, Woodland Hills and Abington

On December 28, 2012, the Company entered into a Secured Loan Agreement and Payment Guaranty with KeyBank National Association ("KeyBank") totaling $16.5 million (the "KeyBank Credit Facility").

On March 28, 2014, the Company entered into a Fourth Amendment to the Secured Loan Agreement and Payment Guaranty with KeyBank, which amended the Secured Loan Agreement of the KeyBank Credit Facility. Pursuant to the amendment, among other things: (i) KeyBank waived the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014 such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage; and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
On February 25, 2015, the outstanding principal amount of $12.0 million under the KeyBank Credit Facility was repaid by the proceeds from the Northridge, Woodland Hills and Abington Credit Facility, noted above.
Other Debt
Insurance Funding
In March 2014, we obtained financing from First Insurance Funding Corporation and entered into Commercial Insurance Premium Finance Security Agreements for several insurance programs, including general and professional liability, property, casualty, crime, and employment practices liability effective January 1, 2014 which matured on December 31, 2014. The total amount financed was approximately $3.3 million requiring monthly payments of $0.3 million with interest of 2.50%. The remaining outstanding amount owed was repaid in full during January 2015.
In March 2015, we obtained financing from IPFS Corporation and entered into a Commercial Insurance Premium Finance Security Agreement for several insurance programs, including property, casualty, and crime effective March 1, 2015 and maturing on

December 31, 2015. The total amount financed was approximately $0.4 million requiring monthly payments with interest of 3.29% starting April 2015. At March 31, 2015, the outstanding principal and interest was approximately $0.4 million.
KeyBank Promissory Notes
On February 25, 2015, the Company entered into four separate unsecured Promissory Note Agreements (the "KeyBank Promissory Notes") with KeyBank for an aggregate principal amount of $0.7 million. The indebtedness represents the portion of certain deferred exit fees owed by the Company to KeyBank in connection with the February 2015 repayment of the KeyBank Credit Facility. The KeyBank Promissory Notes mature on August 25, 2016, at which time the entire principal balance of the non-interest-bearing notes then unpaid shall be due. If, prior to the maturity date, certain refinancing agreements are entered into with KeyBank as lender, affiliate of lender, or by an agency financing originated by KeyBank or any affiliate of KeyBank, then and in such an event the entire remaining principal amount of the KeyBank Promissory Notes shall be forgiven.
On April 3, 2015, the Company entered into five separate unsecured Amended and Restated Promissory Note Agreements with KeyBank, which amend the KeyBank Promissory Notes and include a fifth note with the aggregate principal total of $0.7 million remaining unaltered. The amendments restate the principal balances on the original notes in order to include a fifth facility.
Convertible Debt
Convertible Subordinated Notes Issued in 2015 (the "2015 Notes")
On March 31, 2015, the Company entered into Subscription Agreements with certain accredited investors for $8.5 million of the 2015 Notes. In connection therewith, we issued $1.7 million in principal amount of 2015 Notes on March 31, 2015 and approximately $6.0 million in principal amount of 2015 Notes on April 30, 2015 (see Note 15 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).
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

We may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to any 2015 Note; provided, however, that: (i) the shares of common stock issuable upon conversion of any 2015 Note which is to be so prepaid must be: (a) registered for resale under the Securities Act of 1933, as amended (the "Securities Act"); or (b) otherwise sellable under Rule 144 of the Securities Act without volume limitations thereunder; (ii) at any time after the issue date of such 2015 Note, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 125% of the then-current conversion price; and (iii) such prepayment may not be effected prior to March 31, 2016.

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

On March 31, 2015, we also entered into a Registration Rights Agreement with the investors pursuant to which the Company has agreed to file, no later than April 30, 2015, a registration statement with the SEC to register the resale of the shares of common stock issuable upon conversion of the 2015 Notes and to use the Company’s best efforts to cause such registration statement to become effective as soon as practicable after filing.

In connection with the offering, Institutional Securities Corporation, the placement agent in the offering, is entitled to receive from the Company a placement agent fee of approximately $0.1 million. Institutional Securities Corporation is affiliated with Doucet Asset Management, LLC, a greater than 5% beneficial owner of the common stock.

In the offering, the Company accepted Subscription Agreements from certain related parties (see Note 14 - Related Party Transactions, located in Part I, Item 1., Notes to Consolidated Financial Statements).

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
Accounts receivable totaled $23.9 million at March 31, 2015, compared to $24.3 million at December 31, 2014, representing approximately 55 and 51 days of revenue in accounts receivable as of March 31, 2015 and December 31, 2014, respectively.
The allowance for doubtful accounts was $7.7 million and $6.7 million at March 31, 2015 and December 31, 2014, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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
Off-Balance Sheet Arrangements

There were $3.8 million of outstanding letters of credit at both March 31, 2015 and December 31, 2014. For both periods, the borrowing base capacity was reduced by $3.8 million on the PrivateBank revolver below the total eligible borrowing base amounts pledged in order to pledge collateral for the full outstanding letters of credit.

Operating Leases
We lease certain office space and a total of eleven skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs; six of the skilled nursing facilities that are leased are operated by the Company. For the three months ended March 31, 2015 and 2014, facility rent expense totaled $1.9 million and $1.7 million, respectively. Total facility rent expense excludes $0.4 million for the three months ended March 31, 2014 that is recognized in Loss from Discontinued Operations, net of tax.

Eight of our skilled nursing facilities are operated under a single master indivisible lease arrangement dated August 1, 2010, with William M. Foster as landlord (the "Prime Lease"). The lease has a term of ten years into 2020. Under the Prime Lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicaid and Medicare provider requirements, is a default under the Prime Lease. In addition, other potential defaults related to an individual facility may cause a default of the entire Prime Lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. We are not aware of any defaults and believe we are in compliance with the covenants of the Prime Lease as of March 31, 2015.
Two of our facilities are operated under a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has an initial term of twelve years into 2022 and two optional ten-year renewal terms, and includes covenants and restrictions. We are required to make minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of March 31, 2015, the Company is in compliance with all financial and administrative covenants of this lease agreement.
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015(a)	$5,113
2016	6,688
2017	6,593
2018	6,539
2019	6,060
Thereafter	6,637
Total	$37,630
(a) Estimated minimum lease payments for the year ending December 31, 2015 include only payments to be recorded after March 31, 2015.
We have also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.
Leased and Subleased Facilities to Third-Party Operators
In connection with both the Company's strategic plan to transition to a healthcare property holding and leasing company and previous leasing and subleasing opportunities, the operations of eight facilities, three owned by us and five leased to us, have been transferred to third-party skilled nursing facility operators as of March 31, 2015. The lease and sublease agreements provide current and future rental revenues. These properties are leased and subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. For further details regarding the Company's leased and subleased facilities to third-party operators, see Note 15 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements and Note 7 - Leases included in the Annual Report.
Arkansas Leases
On January 16, 2015, ten wholly-owned subsidiaries (each, an “Aria Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Aria Sublessor leased one of ten skilled nursing facilities located in Arkansas, and owned by a subsidiary of AdCare, to an affiliate of Aria Health Group, LLC (each, an "Aria Sublessee"), which subleases were originally scheduled to commence on March 1, 2015, subject to, among other things: (i) such Aria Sublessee’s receipt of all licenses and other approvals from the State of Arkansas to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Aria Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease.
On April 30, 2015, the Company entered into a Lease Inducement Fee Agreement with Aria Health Consulting, LLC. The Lease Inducement Fee Agreement provides for a one-time payment from the Company to Aria Health Consulting, LLC equal to $2.0 million minus the security deposits and first month's base and special rent for all Aria Sublessees. On April 30, 2015, in connection with the Aria Lease Inducement Fee Agreement, the remaining eight sublease agreements were amended to, among other things, provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which shall be subtracted from the lease inducement fee paid by the Company under the Lease Inducement Fee Agreement).
On April 30, 2015, two Aria Sublessors entered into separate sublease termination agreements with two Aria Sublessees, pursuant to which each Aria Sublessor and Aria Sublessee mutually agreed to terminate two of the separate sublease agreements previously entered into on January 16, 2015. The remaining eight sublease agreements commenced on May 1, 2015 (see Note 15 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements). In connection with entering into the sublease agreements, each Aria Sublessor and Aria Sublessee also entered into an operations transfer agreement with respect to the applicable facility, each containing customary terms and conditions relating to the transfer of operations of the skilled nursing facilities.
As a condition to the Aria Sublessees agreement to a commencement date of May 1, 2015, the Company and the Aria Sublessees agreed to assess, in good faith and within thirty (30) days following the commencement date, making a one-time equitable adjustment to base rent equal to the difference between the facilities 2014 professional liability and general liability insurance costs and projected costs for the first lease year of comparable or mutually acceptable insurance as further adjusted by anticipated Medicaid reimbursement rate increases solely from such added costs. Pursuant to each sublease agreement, the initial lease term is ten years with a five-year renewal option. The annual base rent under all of the sublease agreements in the first year is $5.3 million in the aggregate, exclusive of any equitable adjustment, and the annual base rent under each sublease will escalate at 2% each year through the initial term and 3% per year upon renewal. The sublease agreements are cross-defaulted. On February 27, 2015 and March 31, 2015, the sublease agreements with the Aria Sublessees were amended to extend the commencement date of the subleases to April 1, 2015, and May 1, 2015, respectively.
Georgia Leases
On January 31, 2015, a wholly-owned subsidiary (“Wellington Sublessor”) of the Company entered into separate sublease agreements pursuant to which Wellington Sublessor leased two skilled nursing facilities located in Georgia, to affiliates of Wellington Health Services, L.L.C (each a "Wellington Sublessee"). Each sublease agreement was subject to, among other things, each Wellington Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The subleases commenced on April 1, 2015. The facilities are currently leased by Wellington Sublessor, as tenant, pursuant to the Prime Lease. Each sublease agreement is structured as triple net lease wherein the Wellington Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of each sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If Wellington Sublessor and landlord agree to extend the term of the Prime Lease, Wellington Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the two sublease agreements in the first year will be $3.9 million in the aggregate, and the annual rent under each sublease will escalate at 1% each year through the initial term and 2% per year through the renewal term, if any. The sublease agreements are cross-defaulted. In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of Wellington Sublessor) and the Wellington Sublessees also entered into operations transfer agreements with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly-owned subsidiary (“College Park Sublessor”) of the Company entered into separate sublease agreements pursuant to which College Park Sublessor leased one skilled nursing facility located in Georgia, to affiliates of C.R. of College Park, LLC (the "College Park Sublessee"). The sublease agreement was subject to, among other things, the College Park Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the College Park Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.6 million annually, and the annual rent will escalate at $12 thousand annually through the lease term. The sublease commenced on April 1, 2015 (see Note 15 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements). In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of College Park Sublessor) and the College Park Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly-owned subsidiary (“Autumn Breeze Sublessor”) of the Company entered into a sublease agreement pursuant to which Sublessor will lease one skilled nursing facility located in Georgia, to affiliates of C.R. of Autumn Breeze, LLC (the "Autumn Breeze Sublessee"). The sublease agreement is subject to, among other things, the Autumn Breeze Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the Autumn Breeze Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.8 million annually, and the annual rent will escalate at $12 thousand annually through the initial lease term. In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of Autumn Breeze Sublessor) and the Autumn Breeze Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On March 17, 2015, a wholly-owned subsidiary (“LaGrange Sublessor”) of the Company entered into a sublease agreement pursuant to which LaGrange Sublessor leased one skilled nursing facility located in Georgia, to affiliates of C.R. of LaGrange, LLC (the "LaGrange Sublessee") The sublease agreement was subject to, among other things, the LaGrange Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease commenced on April 1, 2015 (see Note 15 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements). The facilities are currently leased by LaGrange Sublessor, as tenant, pursuant to the Prime Lease. The sublease agreement is structured as triple net lease wherein the LaGrange Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If LaGrange Sublessor and landlord agree to extend the term of the Prime Lease, LaGrange Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the sublease agreement in the first two years will approximate $1.0 million annually, and the annual rent will escalate at 3.0% annually through the lease term. In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of LaGrange Sublessor) and the LaGrange Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
North Carolina and South Carolina Leases
On February 27, 2015, three wholly-owned subsidiaries (each, a “Symmetry Healthcare Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Symmetry Healthcare Sublessor leased one skilled nursing facility located in North Carolina and two skilled nursing facilities located in South Carolina, respectively, to a wholly-owned subsidiary of Symmetry Healthcare Management (each, a "Symmetry Healthcare Sublessee"). The sublease agreements were subject to, among other things: (i) such Symmetry Healthcare Sublessee’s receipt of all licenses and other approvals from the states of North Carolina and South Carolina to operate such facilities, respectively; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Symmetry Healthcare Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is fifteen years with a five-year renewal option. The annual rent under all of the sublease agreements in the first year will be $1.8 million in the aggregate, and the annual rent under each sublease will escalate at 3% each year through the initial term and upon renewal. The sublease agreements are cross-defaulted. In connection with entering into the sublease agreements, each Symmetry Healthcare Sublessor and Symmetry Healthcare Sublessee also entered into an operations transfer agreement with respect to the applicable North Carolina and South Carolina facilities, each containing customary terms and conditions.
On March 20, 2015, each Symmetry Healthcare Sublessor entered into a separate First Amendment to the Lease Agreement, which amended each of the separate sublease agreements to, among other things: (i) extended the commencement date of the sublease agreement for the skilled nursing facility located in North Carolina (the "Related Lease") to June 1, 2015; and (ii) included a 20% monthly base rent and asset management and professional services fee escalation provision for each of the two skilled nursing facilities located in South Carolina that will take immediate effect if the Related Lease does not commence by June 1, 2015. The base rent and asset management and professional services fee will continue at the increased rate until the commencement of the Related Lease.
The subleases for the two South Carolina skilled nursing facilities commenced on April 1, 2015.
Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations

Due to the material amount of non-cash related items included in the Company’s results of operations, we have developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational use of cash (see the table below). The Company has also developed an Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR from continuing operations”) metric that is used primarily in some debt covenants of the Company’s loans.
“Adjusted EBITDA from continuing operations” and “Adjusted EBITDAR from continuing operations” are measures of operating performance that are not calculated in accordance with GAAP. We define: (i) “Adjusted EBITDA from continuing operations” as net income (loss) from continuing operations before interest expense, income tax expense, depreciation and amortization (including amortization of non-cash stock-based compensation), loss on extinguishment of debt, and other non-routine adjustments; and (ii) “Adjusted EBITDAR from continuing operations” as net income (loss) from continuing operations before interest expense; income tax expense, depreciation and amortization (including amortization of non-cash stock-based compensation), loss on extinguishment of debt, rent, and other non-routine adjustments.  We have provided below supplemental financial disclosure for these measures, including the most directly comparable GAAP measure (Net Loss) and an associated reconciliation.
The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations and EBITDAR from continuing operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in 000’s)	2015	2014
Condensed Consolidated Statements of Operations Data:
Net loss	$(5,249)	$(2,523)
Discontinued operations	1,407	(75)
Net loss from continuing operations (Per GAAP)	(3,842)	(2,598)
Add back:
Interest expense, net	2,537	2,622
Income tax expense	20	8
Amortization of stock based compensation	203	513
Depreciation and amortization	1,706	1,786
Loss on extinguishment of debt	680	583
Other expense	280	110
Adjusted EBITDA from continuing operations	1,584	3,024
Facility rent expense	1,931	1,659
Adjusted EBITDAR from continuing operations	$3,515	$4,683

Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations should not be considered in isolation or as a substitute for net income, income from operations or cash flows provided by, or used in, operations as determined in accordance with GAAP.  Adjusted EBITDA from continuing operations and Adjusted EBITDAR from continuing operations are used by management to focus on operating performance and management without mixing in items of income and expense that relate to the financing and capitalization of the business, fixed rent or lease payments of facilities and other non-routine adjustments.
We believe these measures are useful to investors in evaluating the Company’s performance, results of operations and financial position for the following reasons:

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

We believe that the use of the measures provides a meaningful and consistent comparison of the Company’s underlying business between periods by eliminating certain items required by GAAP, which have little or no significance in the Company’s day-to-day operations.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Disclosure in response to Item 3. of Form 10-Q is not required to be provided by smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Part II.  Other Information

Item 1.  Legal Proceedings.

There are no material developments other than disclosed as previously reported in: (i) the section entitled "Note to Consolidated Financial Statements, Note 13 - Commitments and Contingencies" of this Quarterly Report and "Note to Consolidated Financial Statements, Note 20 - Subsequent Events" of the Annual Report.
Item 1A.  Risk Factors.

Disclosure in response to Item 1A of Form 10-Q is not required to be provided by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Oklahoma Lease Agreements

On April 29, 2015, two wholly-owned subsidiaries (each, a “Sublessor”) of the Company entered into separate sublease agreements with Southwest LTC-Quail Creek, LLC and Southwest LTC-NW OKC, LLC (each, a Sublessee") pursuant to which each Sublessor will lease one of two skilled nursing facilities. The two facilities are as follows:

▪	Quail Creek Nursing Home, a 109-bed skilled nursing facility located in Oklahoma City, OK.

▪	Northwest Nursing Center, an 88-bed skilled nursing facility located in Oklahoma City, OK.

The leases commence on October 1, 2015, subject to, among other things: (i) such Sublessee’s receipt of all licenses and other approvals from the State of Oklahoma to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is ten years with two separate renewal terms of five years each. The annual rent under all of the sublease agreements in the first year will be $0.96 million and will escalate thereafter on an annual basis through the initial term and any renewal terms. The sublease agreements are cross-defaulted. In connection with entering into the sublease agreements, each Sublessor and Sublessee also entered into an operations transfer agreement with respect to the applicable facilities, each containing customary terms and conditions.

Disposition Agreement
On April 29, 2015, a wholly-owned subsidiary of the Company (the "Companions Seller") entered into an asset purchase agreement (the "Companions Sale Agreement") with Gracewood Manor, LLC, an Oklahoma limited liability company (the "Companions Purchaser") to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma. The Companions Sale Agreement may be terminated by the Companions Purchaser for any reason before the 30th day of the due diligence period set forth in the agreement. The sale is subject to the completion of satisfactory due diligence, the receipt of required licenses and other state regulatory approvals, and the satisfaction of other customary closing conditions. Pursuant to the Companions Sale Agreement, the sale price of $3.5 million is due to the Companions Seller on the closing date after completion of customary closing conditions but no later than July 1, 2015. In connection with entering into the Companions Sale Agreement, the Companions Seller and Companions Purchaser entered into an operations transfer agreement to transfer the operations of Companions concurrent with the closing of the asset purchase agreement.

Executive Compensation
On May 12, 2015, the Compensation Committee of the Board of Directors approved a bonus for William McBride, Chairman and Chief Executive Officer. This bonus is for the period beginning on October 10, 2014 and ending on December 31, 2014 and is payable as follows: (i) $50,000 in cash and (ii) 6,157 shares of restricted common stock with a grant date fair value at $4.06 per share and an aggregate value of approximately $25,000. The shares vested upon issuance. In addition to the compensation as reported in Part III, Item 10 of the Annual Report, the inclusion of this bonus subsequently provides total 2014 compensation to Mr. McBride of $1,327,274. The award of restricted common stock was granted under the Company’s 2011 Stock Incentive Plan. See Note 14 - Stock Based Compensation in the Annual Report for a description of the assumptions used to determine fair value of the awards at grant date.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Asset Purchase Agreement by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC, dated March 17, 2015	Incorporated by reference to Exhibit 10.401 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
4.1	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Filed herewith
4.2	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Filed herewith
10.1	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.12 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.2	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.13 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.3	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.14 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.4	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.15 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.5	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.16 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.6	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.17 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

10.7	First Amendment to Sublease Agreement, dated February 27, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.18 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.8	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.19 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.9	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.20 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.10	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.21 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.11	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.22 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.12	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.23 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.13	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.24 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.14	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.25 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.15	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.26 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.16	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.27 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.17	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.28 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.18	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.29 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.19	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.30 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.20	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.31 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.21	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.32 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

10.22	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.33 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.23	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.34 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.24	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.35 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.25	Amended and Restated Promissory Note for exit fees (Cumberland), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Filed herewith
10.26	Amended and Restated Promissory Note for exit fees (Northridge), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Filed herewith
10.27	Amended and Restated Promissory Note for exit fees (River Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Filed herewith
10.28	Amended and Restated Promissory Note for exit fees (Sumter Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Filed herewith
10.29	Promissory Note for exit fees (Stone County), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Filed herewith
10.30	Eighth Amendment to Credit Agreement, dated March 25, 2015, by and among ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Filed herewith
10.31	Fifth Amendment to Credit Agreement, dated March 25, 2015, by and among NW 61ST Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Filed herewith
10.32
Ninth Modification Agreement to Loan and Security Agreement, dated May 1, 2015, by and among ADK Lumber City Operator, LLC, ADK LaGrange Operator, LLC , ADK Powder Springs Operator, LLC, ADK Thunderbolt Operator, LLC, Attalla Nursing ADK, LLC , Mountain Trace Nursing ADK, LLC, Erin Nursing, LLC, CP Nursing, LLC, Benton Nursing, LLC, Valley River Nursing, LLC, Park Heritage Nursing, LLC, Homestead Nursing, LLC, Mountain View Nursing, LLC, Little Rock HC&R Nursing, LLC , Coosa Nursing ADK, LLC and QC Nursing, LLC, AdCare Health Systems, Inc., and the Privatebank and Trust Company.
Filed herewith
10.33
Eighth Modification Agreement to Loan and Security Agreement, dated as of April 1, 2015 by and among ADK Lumber City Operator, LLC, ADK Lagrange Operator, LLC , ADK Powder Springs Operator, LLC , ADK Thunderbolt Operator, LLC, Attalla Nursing ADK, LLC , Mountain Trace Nursing ADK, LLC, Mt. Kenn Nursing, LLC, Erin Nursing, LLC, CP Nursing, LLC, Benton Nursing, LLC, Valley River Nursing, LLC, Park Heritage Nursing, LLC, Homestead Nursing, LLC, Mountain View Nursing, LLC, Little Rock HC&R Nursing, LLC , Glenvue H&R Nursing, LLC and QC Nursing, LLC, AdCare Health Systems, Inc., and the Privatebank and Trust Company.
Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on April 7, 2015
10.34	Sublease Agreement, dated April 1, 2015, by and between ADK Georgia, LLC and C.R. of Lagrange, LLC	Incorporated by reference to Exhibit 99.10 of the Registrant's Current Report on Form 8-K filed on April 7, 2015
10.35	Sublease Agreement, dated as of January 16, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 10.363 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

10.36	Sublease Agreement, dated as of January 16, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 10.364 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.37	Sublease Agreement, dated as of January 16, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 10.365 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.38	Sublease Agreement, dated as of January 16, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 10.366 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.39	Sublease Agreement, dated as of January 16, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 10.367 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.40	Sublease Agreement, dated as of January 16, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 10.368 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.41	Sublease Agreement, dated as of January 16, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC and Highlands of Bentonville, LLC	Incorporated by reference to Exhibit 10.369 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.42	Sublease Agreement, dated as of January 16, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 10.370 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.43	Sublease Agreement, dated as of January 16, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 10.371 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.44	Sublease Agreement, dated as of January 16, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 10.372 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.45	Loan Agreement, dated January 30, 2015, by and among Georgetown HC&R Property Holdings, LLC, Sumter Valley Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.373 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.46	Promissory Note, dated January 30, 2015, issued by Georgetown HC&R Property Holdings, LLC, and Sumter Valley Property Holdings, LLC to The PrivateBank and Trust Company in the amount of $9,300,000	Incorporated by reference to Exhibit 10.374 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.47	Guaranty of Payment and Performance, dated January 30, 2015, issued by AdCare Health Systems, Inc. to and for the benefit of The PrivateBank and Trust Company in the amount of $9,300,000	Incorporated by reference to Exhibit 10.375 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.48
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated January 30, 2015, by Georgetown HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.376 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.49
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated January 30, 2015, by Sumter Valley Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.377 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.50	Seventh Amendment to Credit Agreement, dated January 30, 2015, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.378 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

10.51	Fourth Amendment to Credit Agreement, dated January 30, 2015, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.379 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.52	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.380 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.53	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.381 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.54	Promissory Note for exit fees (Northridge), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.382 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.55	Promissory Note for exit fees (Cumberland), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.383 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.56	Promissory Note for exit fees (River Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.384 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.57	Promissory Note for exit fees (Sumter Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.385 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.58
Loan Agreement, dated February 25, 2015, by and among APH&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.386 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.59
Promissory Note, dated February 25, 2015, issued by APH&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, and Woodland Hills HC Property Holdings, LLC to The PrivateBank and Trust Company in the amount of $12,000,000
Incorporated by reference to Exhibit 10.387 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.60
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated February 25, 2015, by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.388 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.61	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated February 25, 2015, by APH&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.389 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.62	Guaranty of Payment and Performance, dated February 25, 2015, issued by AdCare Health Systems, Inc. to and for the benefit of The PrivateBank and Trust Company in the amount of $12,000,000	Incorporated by reference to Exhibit 10.390 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.63	Absolute Assignment of Rents and Leases, dated February 25, 2015, by Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.391 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.64	Absolute Assignment of Rents and Leases, dated February 25, 2015, by APH&R Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.392 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.65	Amendment to Promissory Note, dated March 25, 2015, by and between Riverchase Village ADK, LLC and Adcare Health Systems, Inc.	Incorporated by reference to Exhibit 10.393 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

10.66	Amendment to Second Amended and Restated Note, dated March 25, 2015, by and between Christopher F. Brogdon and Adcare Health Systems, Inc.	Incorporated by reference to Exhibit 10.394 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.67
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
Incorporated by reference to Exhibit 10.395 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.68	First Amendment to Executive Employment Agreement, dated March 25, 2015, by and among AdCare Health Systems, Inc. and William McBride, III	Incorporated by reference to Exhibit 10.396 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.69	Employment Agreement between AdCare Health Systems, Inc. and Allan J. Rimland, dated March 25, 2015	Incorporated by reference to Exhibit 10.397 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.70
Settlement Agreement and Release dated March 30, 2015, by and among Troy Clanton, Rose Rabon and South Star Services, Inc., and Chris Brogdon , Connie Brogdon, Kenmetal, LLC, Senior NH, LLC, BAN NH, LLC, Living Center, LLC, and Oak Lake, LLC, and Adcare Oklahoma Management, LLC, Adcare Health Systems, Inc., Adcare Property Holdings, LLC, and Boyd Gentry
Incorporated by reference to Exhibit 10.398 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.71
Settlement Agreement and Release dated March 30, 2015, by and among Starr Indemnity & Liability Company, Columbia Casualty Company, Chris Brogdon, Connie Brogdon, Kenmetal, LLC, Senior NH, LLC, BAN NH, LLC, Living Center, LLC, and Oak Lake, LLC, and AdCare Oklahoma Management, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, and Boyd Gentry
Incorporated by reference to Exhibit 10.399 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.72
Settlement and Indemnification Agreement dated March 26, 2015, by and between Adcare Health Systems, Inc and its wholly owned subsidiaries and affiliates and Chris Brogdon and any affiliates or entities in which Chris Brogdon has an ownership interest
Incorporated by reference to Exhibit 10.400 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.73	Lease Agreement, dated February 27, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown LLC	Incorporated by reference to Exhibit 10.408 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.74	First Amendment to Lease Agreement, dated March 20, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Incorporated by reference to Exhibit 10.409 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.75	Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC	Incorporated by reference to Exhibit 10.410 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.76	First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC	Incorporated by reference to Exhibit 10.411 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.77	Lease Agreement dated February 27, 2015 by and between Mountain Trace Nursing ADK, LLC and Blue Ridge on the Mountain LLC	Incorporated by reference to Exhibit 10.412 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.78	First Amendment to Lease Agreement, dated March 20, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain, LLC	Incorporated by reference to Exhibit 10.413 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

10.79	Sublease Agreement, dated February 18, 2015 by and between CP Nursing, LLC and C.R. of College Park, LLC	Incorporated by reference to Exhibit 10.417 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.80	Sublease Termination Agreement, dated April 30, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC, and Highlands of Bentonville, LLC	Incorporated by reference to Exhibit 99.36 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.81	Sublease Termination Agreement, dated April 30, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC, and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 99.37 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.82	Lease Inducement Fee Agreement, dated April 30, 2015, by and between AdCare Health Systems, Inc. and Aria Health Consulting, LLC	Incorporated by reference to Exhibit 99.38 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.83	Sublease Agreement, dated May 1, 2015 by and between NW 61st Nursing, LLC and Southwest LTC-NW OKC, LLC	Filed herewith
10.84	Sublease Agreement, dated May 1, 2015 by and between QC Nursing, LLC and Southwest LTC-Quail Creek, LLC	Filed herewith
10.85	Fifth Modification Agreement, dated May 1, 2015, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company	Filed herewith
10.86
Loan Modification Agreement, dated May 1, 2015, by and among Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers; AdCare Health Systems, Inc., Benton Nursing, LLC, Park Heritage Nursing, LLC, and Valley River Nursing, LLC, as Guarantors; and The PrivateBank and Trust Company, as lender
Filed herewith
10.87	Underwriting Agreement, dated April 8, 2015, by and between AdCare Health Systems, Inc. and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
10.88	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101
The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015 and (v) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	May 14, 2015	/s/ William McBride III
William McBride III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2015	/s/ Allan J. Rimland
Allan J. Rimland
President and Chief Financial Officer
(Principal Financial and Accounting Officer)