Form 10-Q
period 2015-06-30
ADCARE HEALTH SYSTEMS, INC
filed 2015-08-13
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015:  19,879,417 shares of common stock with no par value were outstanding.

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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,340	$10,735
Restricted cash and investments	8,354	3,321
Accounts receivable, net of allowance of $10,903 and $6,708	16,654	24,294
Prepaid expenses and other	3,327	1,766
Deferred tax asset	569	569
Assets of disposal group held for use	—	4,592
Assets of disposal group held for sale	10,242	5,813
Assets of variable interest entity held for sale	5,894	5,924
Total current assets	60,380	57,014
Restricted cash and investments	6,009	5,456
Property and equipment, net	128,693	130,993
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	3,754	4,087
Goodwill	4,224	4,224
Lease deposits	1,816	1,683
Deferred loan costs, net	3,491	3,464
Other assets	2,286	569
Total assets	$213,124	$209,961
LIABILITIES AND EQUITY / (DEFICIT)
Current liabilities:
Current portion of notes payable and other debt	$6,259	$2,436
Current portion of convertible debt, net of discounts	4,482	14,000
Revolving credit facilities and lines of credit	1,542	5,576
Accounts payable	13,915	16,434
Accrued expenses	10,583	15,653
Liabilities of disposal group held for use	—	4,035
Liabilities of disposal group held for sale	9,398	5,197
Liabilities of variable interest entity held for sale	5,870	5,956
Total current liabilities	52,049	69,287
Notes payable and other debt, net of current portion:
Senior debt, net of discounts	102,621	106,089
Bonds, net of discounts	6,918	7,011
Convertible debt, net of discounts	9,200	—
Revolving credit facilities	—	1,059
Other liabilities	2,947	2,129
Deferred tax liability	605	605
Total liabilities	174,340	186,180
Commitments and contingency (Note 14)
Preferred stock, no par value; 5,000 shares authorized; 2,113 and 950 shares issued and outstanding, redemption amount $52,831 and $23,750 at June 30, 2015 and December 31, 2014, respectively	47,950	20,392
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,838 and 19,151 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	62,036	61,896
Accumulated deficit	(68,262)	(56,067)
Total stockholders’ equity / (deficit)	(6,226)	5,829
Noncontrolling interest in subsidiary	(2,940)	(2,440)
Total equity / (deficit)	(9,166)	3,389
Total liabilities and equity / (deficit)	$213,124	$209,961
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Patient care revenues	$18,865	$19,467	$38,088	$38,944
Management revenues	256	304	474	786
Rental revenues	4,205	296	5,545	593
Total revenues	23,326	20,067	44,107	40,323

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	16,862	16,013	33,822	31,907
General and administrative expense	2,513	4,179	5,683	8,740
Facility rent expense	1,932	923	3,021	1,855
Depreciation and amortization	1,797	1,856	3,473	3,614
Salary retirement and continuation costs	(39)	1,282	(47)	1,282
Total expenses	23,065	24,253	45,952	47,398

Income (loss) from operations	261	(4,186)	(1,845)	(7,075)

Other income (expense):
Interest expense, net	(2,279)	(2,601)	(4,769)	(5,174)
Loss on extinguishment of debt	—	—	(680)	(583)
Other expense	(194)	(83)	(480)	(191)
Total other expense, net	(2,473)	(2,684)	(5,929)	(5,948)

Loss from continuing operations before income taxes	(2,212)	(6,870)	(7,774)	(13,023)
Income tax expense	—	—	(20)	(8)
Loss from continuing operations	(2,212)	(6,870)	(7,794)	(13,031)

Income (loss) from discontinued operations, net of tax	(3,151)	4,075	(2,818)	7,713
Net loss	(5,363)	(2,795)	(10,612)	(5,318)

Net loss attributable to noncontrolling interests	270	157	500	330
Net loss attributable to AdCare Health Systems, Inc.	(5,093)	(2,638)	(10,112)	(4,988)

Preferred stock dividend	(1,437)	(646)	(2,083)	(1,292)
Net loss attributable to AdCare Health Systems, Inc. Common Stockholders	$(6,530)	$(3,284)	$(12,195)	$(6,280)

Net loss per share of common stock attributable to AdCare Health Systems, Inc.
Basic:
Continuing operations	$(0.17)	$(0.43)	$(0.48)	$(0.81)
Discontinued operations	(0.16)	0.24	(0.15)	0.45
	$(0.33)	$(0.19)	$(0.63)	$(0.36)

Diluted:
Continuing operations	$(0.17)	$(0.43)	$(0.48)	$(0.81)
Discontinued operations	(0.16)	0.24	(0.15)	0.45
	$(0.33)	$(0.19)	$(0.63)	$(0.36)

Weighted average shares of common stock outstanding:
Basic	19,775	17,221	19,499	17,220
Diluted	19,775	17,221	19,499	17,220

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Amounts in 000’s)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balances, December 31, 2014	19,151	$61,896	$(56,067)	$(2,440)	$3,389

Stock-based compensation expense	—	432	—	—	432

Exercises of options and warrants, net of shares withheld	527	1,791	—	—	1,791

Issuance of restricted stock, net	160	—	—	—	—

Common stock dividend	—	(2,083)	—	—	(2,083)

Preferred stock dividend	—	—	(2,083)	—	(2,083)

Net loss	—	—	(10,112)	(500)	(10,612)
Balances, June 30, 2015	19,838	$62,036	$(68,262)	$(2,940)	(9,166)

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000’s)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,612)	$(5,318)
(Income) loss from discontinued operations, net of tax	2,818	(7,713)
Loss from continuing operations	(7,794)	(13,031)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,473	3,614
Warrants issued for services	—	88
Stock-based compensation expense	432	738
Rent expense in excess of cash paid	1,038	53
Amortization of deferred financing costs	753	935
Amortization of debt discounts and premiums	(7)	(16)
Loss on debt extinguishment	680	583
Bad debt expense	1,359	478
Changes in operating assets and liabilities:
Accounts receivable	(2,874)	(1,137)
Prepaid expenses and other	(1,434)	(1,622)
Other assets	(1,852)	15
Accounts payable and accrued expenses	(176)	(1,944)
Net cash used in operating activities - continuing operations	(6,402)	(11,246)
Net cash provided by (used in) operating activities - discontinued operations	(2,275)	2,708
Net cash used in operating activities	(8,677)	(8,538)

Cash flows from investing activities:
Change in restricted cash and investments	(4,186)	7,257
Purchase of property and equipment	(722)	(1,617)
Net cash provided by (used in) investing activities - continuing operations	(4,908)	5,640
Net cash used in investing activities - discontinued operations	(1,408)	(1,585)
Net cash provided by (used in) investing activities	(6,316)	4,055

Cash flows from financing activities:
Proceeds from debt	22,730	3,255
Proceeds from convertible debt	2,049	6,055
Repayment of notes payable	(25,523)	(6,197)
Repayment on bonds payable	—	(3,049)
Repayment on convertible debt	—	(4,014)
Proceeds from lines of credit	20,780	34,823
Repayment of lines of credit	(25,874)	(34,936)
Debt issuance costs	(830)	(648)
Exercise of warrants and options	1,791	2,342
Proceeds from preferred stock issuances, net	27,558	—
Other	—	(50)
Dividends paid on common stock	(990)	—
Dividends paid on preferred stock	(2,083)	(1,292)
Net cash provided by (used in) financing activities - continuing operations	19,608	(3,711)
Net cash used in financing activities - discontinued operations	(10)	(33)
Net cash provided by (used in) financing activities	19,598	(3,744)
Net change in cash and cash equivalents	4,605	(8,227)
Cash and cash equivalents, beginning	10,735	19,374
Cash and cash equivalents, ending	$15,340	$11,147

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,674	$2,472
Supplemental disclosure of non-cash activities:
Conversions of debt and other liabilities to equity	$—	$2,930
2014 Notes surrendered and cancelled in payment for 2015 Notes	$5,651	$—
2011 Notes surrendered and cancelled in payment for 2014 Notes	$—	$445
Warrants issued in conjunction with convertible debt offering	$—	$87
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

NOTE 1.                          SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on March 31, 2015 (the "Annual Report"), for a description of all significant accounting policies.
Description of Business

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” ) own, lease, operate or manage for third-parties skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, North Carolina, Ohio, Oklahoma and South Carolina.
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
As of June 30, 2015, the Company operated or managed fifteen facilities comprised of thirteen skilled nursing facilities, one assisted living facility and one independent living/senior housing facility totaling 1,572 beds. The Company’s facilities provide a range of health care services to patients and residents including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of June 30, 2015, of the fifteen facilities, the Company owned and operated nine facilities, leased and operated three facilities, and managed three facilities for third-parties.
As of June 30, 2015, the Company also leased fourteen owned and subleased eight leased skilled nursing and rehabilitation facilities and one owned assisted living facility to local third-party operators in the states of Alabama, Arkansas, Georgia, North Carolina and South Carolina.
During the three and six months ended June 30, 2015, the Company entered into certain leasing and operations transfer agreements for facilities located in Arkansas, Georgia, North Carolina and South Carolina (see Note 7 - Leases for a full description of such leases). Subsequent to June 30, 2015, the Company entered into certain leasing and operations transfer agreements for facilities located in Georgia and Ohio (see Note 16 - Subsequent Events).
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2015 and 2014, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read the accompanying unaudited consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2014, included in the Annual Report.
The Company operates in one business segment. These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries. Controlled subsidiaries include AdCare’s majority owned subsidiaries and one consolidated variable interest entity (a "VIE") in which AdCare has control as primary beneficiary. All inter-company accounts and transactions were eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include allowance for doubtful accounts; contractual allowances for Medicaid, Medicare, and managed care reimbursements; deferred tax valuation allowance; fair value of derivative instruments; fair value of employee and nonemployee stock based awards; and valuation of goodwill and other long-lived assets. Actual results could differ materially from those estimates.

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. In addition, reclassifications were made to the Consolidated Statements of Operations for the three and six months ended June 30, 2014, to reflect the same facilities in discontinued operations for both periods presented.
Patient Care Revenue Recognition and Receivables
The Company recognizes patient care revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company's patient care revenue is derived primarily from providing healthcare services to residents and is recognized on the date services are provided at amounts billable to the individual. For reimbursement arrangements with third-party payors including Medicaid, Medicare and private insurers, patient care revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.
Patient care revenue from the Medicaid and Medicare programs accounted for 80.0% and 79.9% of the Company’s patient care revenue for the three and six months ended June 30, 2015, respectively, and 81.5% and 81.2% of the Company's patient care revenue for the three and six months ended June 30, 2014, respectively. The Company records patient care revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s patient care revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known. The Company recorded retroactive adjustments to patient care revenue which were not material to the Company's consolidated revenue for the three and six months ended June 30, 2015 and 2014.
Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against allowance. As of June 30, 2015 and December 31, 2014, the Company has an allowance for uncollectible accounts of $10.9 million and $6.7 million, respectively.
Management Fee Revenue Recognition and Receivables
Management fee revenues and receivables are recorded in the month that services are provided. As of June 30, 2015 and December 31, 2014, the Company evaluated collectibility of management fees and determined that no allowance was required.
Rental Revenue Recognition and Receivables

The Company, as lessor or sublessor, makes a determination with respect to each of its leases and subleases whether they should be accounted for as operating leases. The Company recognizes rental revenues on a straight-line basis over the term of the lease when collectibility is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Payments received under operating leases are accounted for in the statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. As of June 30, 2015 and December 31, 2014, the Company evaluated collectibility of rental revenue and determined that no allowance was required.

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
The respective carrying value of certain financial instruments of the Company approximates their fair value. These instruments include cash and cash equivalents, restricted cash and investments, accounts receivable, notes receivable, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate fair values, they are receivable or payable on demand, or the interest rates earned and/or paid approximate current market rates.
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
In April 2014, the FASB issued ASU 2014-08 which amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU should be applied prospectively and is effective for the Company for the 2015 annual and interim reporting periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company has adopted this ASU as of January 1, 2015.
In May 2014, the FASB issued ASU 2014-09 guidance requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for those goods and services. The new standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. As a result, this new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted beginning after December 15, 2016, including interim periods within those reporting periods. The Company has not yet determined the impact, if any, that the adoption of this new standard will have on its consolidated financial position or results of operations.
In August 2014, the FASB issued ASU 2014-15 guidance regarding an entity’s ability to continue as a going concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 guidance regarding debt issuance costs as a part of the simplification and productivity initiative. Under this new standard, debt issuance costs will be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The new standard is to be applied on a retrospective basis and reported as a change in an accounting principle. This standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating changes in its accounting required by this new standard and the impact to the Company's financial position and related disclosures.

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted for potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under subordinated convertible promissory notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method. Potentially dilutive securities from subordinated convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the six months ended June 30, 2015 and 2014, potentially dilutive securities of 6.6 million and 9.1 million, respectively, were excluded from the diluted income (loss) per share calculation because including them would have been anti-dilutive in both periods.
The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended June 30,
	2015			2014
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing operations:
Loss from continuing operations	$(2,212)			$(6,870)
Net income attributable to noncontrolling interests	270			157
Loss from continuing operations	(1,942)			(6,713)
Preferred stock dividend	(1,437)			(646)
Basic loss from continuing operations	(3,379)	19,775	$(0.17)	(7,359)	17,221	$(0.43)
Diluted loss from continuing operations(a)	(3,379)	19,775	$(0.17)	(7,359)	17,221	$(0.43)

Discontinued operations:
Basic (loss) income from discontinued operations	(3,151)	19,775	$(0.16)	4,075	17,221	$0.24
Diluted (loss) income from discontinued operations(a)	(3,151)	19,775	$(0.16)	4,075	17,221	$0.24

Net loss attributable to AdCare:
Basic loss	(6,530)	19,775	$(0.33)	(3,284)	17,221	$(0.19)
Diluted loss(a)	(6,530)	19,775	$(0.33)	(3,284)	17,221	$(0.19)

	Six Months Ended June 30,
	2015			2014
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing operations:
Loss from continuing operations	$(7,794)			$(13,031)
Net loss attributable to noncontrolling interests	500			330
Basic loss from continuing operations	(7,294)			(12,701)
Preferred stock dividend	(2,083)			(1,292)
Basic loss from continuing operations	(9,377)	19,499	$(0.48)	(13,993)	17,220	$(0.81)
Diluted loss from continuing operations(a)	(9,377)	19,499	$(0.48)	(13,993)	17,220	$(0.81)

Discontinued operations:
Basic loss from discontinued operations	(2,818)	19,499	$(0.15)	7,713	17,220	$0.45
Diluted (loss) income from discontinued operations(a)	(2,818)	19,499	$(0.15)	7,713	17,220	$0.45

Net loss attributable to AdCare:
Basic loss	(12,195)	19,499	$(0.63)	(6,280)	17,220	$(0.36)
Diluted loss(a)	(12,195)	19,499	$(0.63)	(6,280)	17,220	$(0.36)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	June 30,
(Share amounts in 000’s)	2015	2014
Outstanding stock options	774	1,758
Outstanding warrants - employee	1,887	1,876
Outstanding warrants - nonemployee	585	1,016
Subordinated convertible notes	3,319	4,406
Total anti-dilutive securities	6,565	9,056

NOTE 3.                          LIQUIDITY AND PROFITABILITY

Sources of Liquidity

At June 30, 2015, the Company had $15.3 million in cash and cash equivalents as well as restricted cash and investments of $14.4 million. Over the next 12 months, the Company anticipates both access to and receipt of several sources of liquidity.

At June 30, 2015, the Company had one facility, three office buildings and one VIE held for sale that the Company anticipates selling in 2015. The Company expects that the cash proceeds and the release of restricted cash on the sale of the VIE and the sale of the one facility will be approximately equivalent to the related debt obligations. The Company expects that the cash proceeds from the sale of the office buildings will exceed related debt obligations by approximately $0.6 million.

The Company routinely has ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced short term acquisition debt, including seller notes, with traditional long term mortgage notes, some of which have been executed under government guaranteed lending programs.

During the remainder of 2015, the Company anticipates net proceeds of approximately $1.6 million on refinancing of existing debt, primarily in the fourth quarter of 2015, subject to approval by the United States Department of Housing and Urban Development.

The Company maintains two revolving lines of credit for which the Company has limited remaining capacity. All balances on these lines of credit are expected to be repaid in 2015. Given the Company's ongoing transition out of healthcare operations, the Company does not anticipate any additional draws on these credit lines.

On April 13, 2015, the Company issued and sold 575,000 shares of Series A Cumulative Redeemable Preferred Stock, no par value per share and liquidation preference of $25.00 per share (the "Series A Preferred Stock"), in a “best efforts” registered public offering for a public offering price of $25.75 per share. In connection therewith, the Company received net proceeds of $13.8 million, after the payment of underwriting commissions and discounts and other offering expenses payable by the Company.

On June 2, 2015, the Company issued and sold 588,235 shares of Series A Preferred Stock in a “best efforts” registered public offering for a public offering price of $25.50 per share. In connection therewith, the Company received net proceeds of approximately $14.2 million after the payment of underwriting commissions and discounts and other offering expenses payable by the Company (see Note 11 - Dividends and Equity).

On July 21, 2015, the Company entered into separate at market issuance sales agreements with two sales agents, pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of Series A Preferred Stock through an “at the market” offering program (see Note 16 - Subsequent Events).

On July 30, 2015, the Company entered into an amendment, effective July 31, 2015, to a certain 8% subordinated convertible note issued by the Company and due July 31, 2015, with a then-current principal amount of $4,847,000, to, among other things: (i) extend the maturity date of such note with respect to $1,500,000 of its principal amount to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share (see Note 9 - Notes Payable and Other Debt, Note 15 - Related Party Transactions and Note 16 - Subsequent Events).

Other liquidity sources include to a lesser extent, the proceeds from the exercise of options and warrants.

Cash Requirements

At June 30, 2015, the Company had $146.3 million in indebtedness of which the current portion was $27.6 million. This current portion is comprised of: (i) convertible debt of approximately $4.5 million; (ii) debt of held for sale entities of approximately $15.3 million, which is primarily senior debt - bond and mortgage indebtedness; and (iii) remaining debt of approximately $7.8 million which includes revolver debt, senior debt - bonds, and senior debt - mortgage indebtedness (for a complete debt listing and credit facility detail, see Note 9 - Notes Payable and Other Debt).

The convertible debt includes the 8% subordinated convertible note which was amended effective July 31, 2015 and described under "-Sources of Liquidity" (see Note 9 - Notes Payable and Other Debt, Note 15 - Related Party Transactions and Note 16 - Subsequent Events).

The current debt maturing in 2015 for all other debt approximates $7.8 million. As indicated previously, the Company routinely has ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

The Company anticipates net principal disbursements of approximately $9.8 million over the next twelve months which reflect the offset of anticipated proceeds on refinancing of approximately $2.5 million. The Company anticipates operating cash requirements in 2015 as being less than in 2014 due to the Company's transition to a healthcare property holding and leasing company. Based on the described sources of liquidity and related cash requirements, the Company expects sufficient funds for its operations, scheduled debt service, and capital expenditures at least through the next twelve months. On a longer term basis, at June 30, 2015, the Company has approximately $64.2 million of debt maturities due over the next two-year period, ending June 30, 2017, excluding convertible notes which are convertible into shares of common stock. The Company has been successful in recent years in raising new equity capital and believes, based on recent discussions, that these markets will continue to be available to it for raising capital in 2015 and beyond. The Company believes its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy the Company's capital needs, the Company seeks to: (i) improve operating results through a series of leasing and subleasing transactions with favorable terms and consistent and predictable cash flow; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities on terms favorable to the Company. The Company anticipates that these actions, if successfully executed, will provide the opportunity to maintain liquidity on a short-and-long term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results or the transition of the Company to primarily a property holding and leasing company will be achieved. The Company currently has limited borrowing availability under our existing revolving credit facilities.

NOTE 4.                          RESTRICTED CASH AND INVESTMENTS

The following table sets forth the Company’s various restricted cash, escrow deposits and investments:

(Amounts in 000’s)	June 30, 2015	December 31, 2014
HUD escrow deposits	$365	$289
Lender's collection account	299	35
Current replacement reserves	133	9
HUD current replacement reserves	637	637
Cash collateral and certificates of deposit	6,920	2,302
Property tax escrow	—	49
Total current portion	8,354	3,321

HUD replacement reserves	1,110	1,074
Reserves for capital improvements	211	936
Restricted investments for other debt obligations	4,688	3,446
Total noncurrent portion	6,009	5,456
Total restricted cash and investments	$14,363	$8,777

NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2015	December 31, 2014
Buildings and improvements	5-40	$128,355	$128,136
Equipment	2-10	13,261	13,294
Land	—	7,122	7,127
Computer related	2-10	2,915	2,908
Construction in process	—	175	52
		151,828	151,517
Less: accumulated depreciation and amortization		(23,135)	(20,524)
Property and equipment, net		$128,693	$130,993

Buildings and improvements includes the capitalization of the costs incurred for the respective certificates of need (the "CON"). For additional information on the CON amortization, see Note 6 - Intangible Assets and Goodwill.
Depreciation and amortization expense was approximately $1.6 million and $3.1 million for the three and six months ended June 30, 2015, and $1.7 million and $3.3 million for the three and six months ended June 30, 2014, respectively. Total depreciation and amortization expense excludes $0.03 million and $0.08 million for the three and six months ended June 30, 2015, and $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively, that is recognized in loss from discontinued operations, net of tax.
During the three months ended June 30, 2015, the Company recognized an impairment charge of approximately $0.1 million to write down the carrying value of its two office buildings located on Hembree Road in Roswell, Georgia. The assets and liabilities of the Hembree Road buildings are included in Assets and Liabilities Held for Sale as of June 30, 2015 (see Note 10 - Discontinued Operations).

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

There have been no impairment adjustments to intangible assets and goodwill during the three and six months ended June 30, 2015.
Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2014
Gross	$35,690	$2,471	$7,406	$45,567
Accumulated amortization	(3,587)	—	(3,319)	(6,906)
Net carrying amount	$32,103	$2,471	$4,087	$38,661

Disposition
Gross(a)	—	—	(525)	(525)
Accumulated amortization(a)	—	—	525	525
Amortization expense	(586)	—	(333)	(919)

Balances, June 30, 2015
Gross	35,690	2,471	6,881	45,042
Accumulated amortization	(4,173)	—	(3,127)	(7,300)
Net carrying amount	$31,517	$2,471	$3,754	$37,742

(a) During the six months ended June 30, 2015, the Company removed fully amortized carrying balances for lease rights related to one skilled nursing facility located in Cassville, Missouri. The lease expired on September 30, 2014, and the Company elected not to renew the lease agreement.
Amortization expense for bed licenses included in property and equipment was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2015, and $0.3 million and $0.6 million for the three and six months ended June 30, 2014.
Amortization expense for lease rights was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2015 and $0.2 million and $0.3 million for the three and six months ended June 30, 2014.
Expected amortization expense for all definite lived intangibles for each of the years ended December 31, is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2015(a)	$586	$333
2016	1,173	667
2017	1,173	667
2018	1,173	667
2019	1,173	667
Thereafter	26,239	753
Total expected amortization expense	$31,517	$3,754
 (a) Estimated amortization expense for the year ending December 31, 2015, includes only amortization to be recorded after June 30, 2015.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	June 30, 2015	December 31, 2014
Goodwill	$5,023	$5,023
Accumulated impairment losses	(799)	(799)
Total	$4,224	$4,224

The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.

NOTE 7. LEASES
Operating Leases
The Company leases a total of eleven skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs; three of the skilled nursing facilities that are leased are also operated by the Company. The Company also leases certain office space with similar provisions as the aforementioned skilled nursing facility leases.
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
As previously disclosed, on May 18, 2015, the landlord delivered to the Company a notice which alleges that the Company is in default under the Prime Lease for, among other reasons, subleasing the facilities to third-party operators without the landlord’s written consent and reserves the landlord’s right to terminate the Prime Lease and/or pursue any other remedy available at law or in equity. The Company does not believe that it is in default under the Prime Lease and is in discussions with the landlord regarding the matter.
Two of the Company's facilities are operated under a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has an initial term of twelve years into 2022 and two optional ten-year renewal terms, and includes covenants and restrictions. The Company is required to make minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of June 30, 2015, the Company is in compliance with all financial and administrative covenants of this lease agreement.
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015(a)	$4,000
2016	7,980
2017	8,062
2018	8,188
2019	7,861
Thereafter	8,279
Total	$44,370
(a) Estimated minimum lease payments for the year ending December 31, 2015, include only payments to be recorded after June 30, 2015.
The Company has also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.
Leased and Subleased Facilities to Third-Party Operators

In connection with the Company's strategic plan to transition to a healthcare property holding and leasing company, twenty-three facilities (fifteen owned by us and eight leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
Future minimum lease receivables from the Company’s facilities leased and subleased to third party operators for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015(a)	$10,273
2016	21,146
2017	21,596
2018	22,030
2019	21,753
Thereafter	75,834
Total	$172,632
(a) Estimated minimum lease receivables for the year ending December 31, 2015, include only payments to be received after June 30, 2015.
For further details regarding the Company's leased and subleased facilities to third-party operators, see below and also Note 16 - Subsequent Events in this Quarterly Report and Note 7 - Leases included in the Annual Report.
Arkansas Leases
On January 16, 2015, ten wholly-owned subsidiaries (each, an “Aria Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Aria Sublessor leases one of ten skilled nursing facilities located in Arkansas, and owned by a subsidiary of AdCare, to an affiliate of Aria Health Group, LLC (each, an "Aria Sublessee"), which subleases were originally scheduled to commence on March 1, 2015, subject to, among other things: (i) such Aria Sublessee’s receipt of all licenses and other approvals from the State of Arkansas to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Aria Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease.
On April 30, 2015, the Company entered into a Lease Inducement Fee Agreement (the "Aria Lease Inducement") with Aria Health Consulting, LLC. The Aria Lease Inducement provided for a one-time payment from the Company to Aria Health Consulting, LLC equal to $2.0 million minus the security deposits and first month's base and special rent for all Aria Sublessees. On April 30, 2015, in connection with the Aria Lease Inducement, the eight sublease agreements with the Aria Sublessees were amended to, among other things, provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which was subtracted from the lease inducement fee paid by the Company under the Aria Lease Inducement).
On April 30, 2015, two Aria Sublessors entered into separate sublease termination agreements with two Aria Sublessees, pursuant to which each Aria Sublessor and Aria Sublessee mutually agreed to terminate two of the separate sublease agreements previously entered into on January 16, 2015. The remaining eight sublease agreements commenced on May 1, 2015. In connection with entering into the sublease agreements, each Aria Sublessor and Aria Sublessee also entered into an operations transfer agreement with respect to the applicable facility, each containing customary terms and conditions relating to the transfer of operations of the skilled nursing facilities.
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
On July 17, 2015, the Company, on behalf of each Aria Sublessor, and Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”) and acting on behalf of each Aria Sublessee, entered into a letter agreement whereby the parties agreed to amend the sublease agreements to reflect a onetime equitable adjustment to annual base rent, for the collective benefit of each Aria Sublessee, in the aggregate amount of $360,000. On July 17, 2015, the Company made a short-term loan to HAH and, in connection therewith, HAH executed a promissory note in the amount $1.2 million in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 12.5% per annum (see Note 16 - Subsequent Events).
Georgia Leases
On January 31, 2015, a wholly owned subsidiary (“Wellington Sublessor”) of the Company entered into separate sublease agreements pursuant to which Wellington Sublessor leases two skilled nursing facilities located in Georgia, to affiliates of Wellington Health Services, L.L.C (each a "Wellington Sublessee"). Each sublease agreement was subject to, among other things, each Wellington Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The subleases commenced on April 1, 2015. The facilities are currently leased by Wellington Sublessor, as tenant, pursuant to the Prime Lease. Each sublease agreement is structured as triple net lease wherein the Wellington Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of each sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If Wellington Sublessor and landlord agree to extend the term of the Prime Lease, Wellington Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the two sublease agreements in the first year will be $3.9 million in the aggregate, and the annual rent under each sublease will escalate at 1% each year through the initial term and 2% per year through the renewal term, if any. The sublease agreements are cross-defaulted. In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of Wellington Sublessor) and the Wellington Sublessees also entered into operations transfer agreements with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly owned subsidiary (“College Park Sublessor”) of the Company entered into separate sublease agreements pursuant to which College Park Sublessor leases one skilled nursing facility located in Georgia, to affiliates of C.R. of College Park, LLC (the "College Park Sublessee"). The sublease agreement was subject to, among other things, the College Park Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the College Park Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.6 million annually, and the annual rent will escalate at $12,000 annually through the lease term. The sublease commenced on April 1, 2015. In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of College Park Sublessor) and the College Park Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly owned subsidiary (“Autumn Breeze Sublessor”) of the Company entered into a sublease agreement pursuant to which Autumn Breeze Sublessor will lease one skilled nursing facility located in Georgia, to affiliates of C.R. of Autumn Breeze, LLC (the "Autumn Breeze Sublessee"). The sublease agreement is subject to, among other things, the Autumn Breeze Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the Autumn Breeze Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.8 million annually, and the annual rent will escalate at $12,000 annually through the initial lease term. In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of Autumn Breeze Sublessor) and the Autumn Breeze Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On March 17, 2015, a wholly owned subsidiary (“LaGrange Sublessor”) of the Company entered into a sublease agreement pursuant to which LaGrange Sublessor leases one skilled nursing facility located in Georgia, to affiliates of C.R. of LaGrange, LLC (the "LaGrange Sublessee") The sublease agreement was subject to, among other things, the LaGrange Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease commenced on April 1, 2015. The facilities are currently leased by LaGrange Sublessor, as tenant, pursuant to the Prime Lease. The sublease agreement is structured as triple net lease wherein the LaGrange Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If LaGrange Sublessor and landlord agree to extend the term of the Prime Lease, LaGrange Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the sublease agreement in the first two years will approximate $1.0 million annually, and the annual rent will escalate at 3.0% annually through the lease term. In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of LaGrange Sublessor) and the LaGrange Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On July 20, 2015, a wholly owned subsidiary of the Company (the “Georgia Sublessor”) entered into a sublease agreement pursuant to which the Georgia Sublessor will lease two skilled nursing facilities located in Georgia to affiliates of Wellington Health Services, L.L.C (see Note 16 - Subsequent Events).
North Carolina and South Carolina Leases
On February 27, 2015, three wholly owned subsidiaries (each, a “Symmetry Healthcare Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Symmetry Healthcare Sublessor leases one skilled nursing facility located in North Carolina and two skilled nursing facilities located in South Carolina, respectively, to a wholly-owned subsidiary of Symmetry Healthcare Management (each, a "Symmetry Healthcare Sublessee"). The sublease agreements were subject to, among other things: (i) such Symmetry Healthcare Sublessee’s receipt of all licenses and other approvals from the states of North Carolina and South Carolina to operate such facilities, respectively; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Symmetry Healthcare Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is fifteen years with a five-year renewal option. The annual rent under all of the sublease agreements in the first year will be $1.8 million in the aggregate, and the annual rent under each sublease will escalate at 3% each year through the initial term and upon renewal. The sublease agreements are cross-defaulted. In connection with entering into the sublease agreements, each Symmetry Healthcare Sublessor and Symmetry Healthcare Sublessee also entered into an operations transfer agreement with respect to the applicable North Carolina and South Carolina facilities, each containing customary terms and conditions.
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
On May 31, 2015, the Symmetry Healthcare Sublessor for the Mountain Trace Rehabilitation and Nursing Center entered into a Second Amendment to the Lease Agreement, which amended the sublease agreement to, among other things: (i) reduce the first year base rent from $59,000 to $54,000; and (ii) specify a specific rent of $59,000 for the second year of the lease rather than the prior provision that the second year lease rate shall equal one hundred three percent (103%) of the base rent payable for the immediately preceding lease year.
The subleases for the two South Carolina and one North Carolina skilled nursing facilities commenced on April 1, 2015 and June 1, 2015, respectively.
Oklahoma Leases
On May 1, 2015, two wholly owned subsidiaries (each, a “Sublessor”) of the Company entered into separate sublease agreements with Southwest LTC-Quail Creek, LLC and Southwest LTC-NW OKC, LLC (each, a "Sublessee") pursuant to which each Sublessor will lease one of two skilled nursing facilities. The two facilities are as follows:

▪	Quail Creek Nursing Home, a 109-bed skilled nursing facility located in Oklahoma City, OK.

▪	Northwest Nursing Center, an 88-bed skilled nursing facility located in Oklahoma City OK.

The leases commence on October 1, 2015, subject to, among other things: (i) such Sublessee’s receipt of all licenses and other approvals from the State of Oklahoma to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is ten years with two separate renewal terms of five years each. The annual cash rent under all of the sublease agreements in the first year will be $0.96 million and will escalate thereafter on an annual basis through the initial term and any renewal terms. The sublease agreements are cross-defaulted. In connection with entering into the sublease agreements, each Sublessor and Sublessee also entered into an operations transfer agreement with respect to the applicable facilities, each containing customary terms and conditions.

NOTE 8.                          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	June 30, 2015	December 31, 2014
Accrued payroll related	$3,284	$6,915
Accrued employee benefits	1,468	3,405
Real estate and other taxes	1,193	1,335
Other accrued expenses	4,638	3,998
Total accrued expenses	$10,583	$15,653

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

(Amounts in 000’s)	June 30, 2015	December 31, 2014
Revolving credit facilities and lines of credit	$1,542	$6,832
Senior debt - guaranteed by HUD	25,754	26,022
Senior debt - guaranteed by USDA	26,809	27,128
Senior debt - guaranteed by SBA	3,627	3,703
Senior debt - bonds, net of discount (a)	12,873	12,967
Senior debt - other mortgage indebtedness (b) (c)	60,089	60,277
Other debt	1,914	430
Convertible debt issued in 2012	5,982	7,500
Convertible debt issued in 2014	—	6,500
Convertible debt issued in 2015	7,700	—
Total	$146,290	$151,359
Less: current portion	12,283	22,012
Less: portion included in liabilities of disposal group held for sale (b)	9,398	5,197
Less: portion included in liabilities of variable interest entity held for sale (a)	5,870	5,956
Less: portion included in liabilities of disposal group held for use (c)	—	4,035
Notes payable and other debt, net of current portion	$118,739	$114,159
(a)  The senior debt - bonds, net of discount includes $5.9 million at June 30, 2015 and $6.0 million at December 31, 2014 related to the Company's consolidated VIE, Riverchase Village ADK, LLC ("Riverchase"), revenue bonds, in two series, issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(b)  At December 31, 2014, the senior debt - other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions, a skilled nursing facility located in Tulsa, Oklahoma, as well as a related $0.2 million outstanding line of credit balance. At June 30, 2015, the senior debt - other mortgage indebtedness includes $5.0 million related to the outstanding loans entered into in conjunction with the acquisition of the Companions facility, as well as the outstanding loans as reclassified from liabilities held for use. Specifically, the reclassified loans total $4.0 million on a skilled nursing facility located in Bentonville, Arkansas and one of the two Hembree Road office buildings located in Roswell, Georgia. An additional $0.4 million is an increase to the outstanding loan of the Bentonville, Arkansas property resulting from an increased debt allocation to the building for payoff purposes at sale closing.
(c)  At December 31, 2014, the senior debt - other mortgage indebtedness includes $4.0 million related to the outstanding loans entered into in conjunction with the acquisition of a skilled nursing facility located in Bentonville, Arkansas and one of the two Hembree Road office buildings located in Roswell, Georgia. During the six months ended June 30, 2015, the outstanding loans were reclassified to liabilities held for sale.

Scheduled Maturities
The 2016 maturities include the outstanding loans of an aggregate $9.4 million related to the Companions facility, a skilled nursing facility located in Bentonville, Arkansas and one of the two Hembree Road office buildings located in Roswell, Georgia, which are classified as liabilities of a disposal group held for sale at June 30, 2015, and $5.9 million related to the Riverchase bonds classified as liabilities of a variable interest entity held for sale at June 30, 2015.
The schedule below summarizes the scheduled maturities for the twelve months ended June 30 of the respective year:

(Amounts in 000’s)
2016	$27,721
2017	54,371
2018	4,382
2019	1,810
2020	1,903
Thereafter	56,486
Subtotal	146,673
Less: unamortized discounts ($170 classified as current)	(383)
Total notes and other debt	$146,290

Debt Covenant Compliance

As of June 30, 2015, the Company (including its consolidated VIE) has approximately 43 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are further defined in the table below as follows: (i) financial covenants measured against subsidiaries of the Company ("Subsidiary"); and (ii) financial covenants measured against third-party operator performance ("Operator"). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of June 30, 2015, the Company has not been in compliance with certain financial covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.
The table below indicates which of the Company's credit-related instruments are not in compliance as of June 30, 2015:

Credit Facility	Balance at June 30, 2015 (000's)	Subsidiary or Operator Level Covenant Requirement	Financial Covenant	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Contemporary Healthcare Capital - Term Note - CSCC Nursing, LLC	$5,000	Subsidiary	Minimum Debt Service Coverage Ratio	1.15	(1.38)	(a)	1.15
		Subsidiary	Minimum Occupancy	70%	67%	(a)	70%
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$10,885	Operator	Minimum Operator EBITDAR (000s)	$450	$10	(a)	$450
PrivateBank - Mortgage Note - APH&R Property Holdings, LLC; Northridge HC&R Property Holdings, LLC; Woodland Hills HC Property Holdings, LLC	$11,926	Operator	Minimum Operator EBITDAR (000s)	$450	$(636)	(a)	$450
PrivateBank - Mortgage Note - Little Rock HC&R Nursing, LLC	$11,513	Operator	Minimum Operator EBITDAR (000s)	$358	$159	(a)	$358
		Subsidiary	Minimum Borrower Fixed Charge Coverage	1.05	0.97	(a)	1.05

(a) Waiver, amendment or other cure provision for violation of covenant obtained.

The measurement period for each covenant requirement in the table above is on a quarterly basis.

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
The Northwest Credit Facility matured on January 31, 2015. Interest accrued on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest also paid to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the Northwest Credit Facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the Northwest Credit Facility. The Northwest Credit Facility was secured by a security interest in the accounts receivable and the collections and proceeds thereof relating to the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as the Northwest Nursing Center. AdCare had unconditionally guaranteed all amounts owing under the Northwest Credit Facility.
On January 30, 2015 and March 25, 2015, Northwest and Gemino amended the Northwest Credit Facility to extend its term to March 31, 2015 and to April 30, 2015, respectively.
On April 30, 2015, the outstanding principal amount of $1.0 million under the Northwest Credit Facility was repaid in full, thus releasing all liens and security interests as well as terminating all indebtedness on the Northwest Credit Facility.
Gemino-Bonterra Credit Facility

On September 20, 2012, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of the Company ("Bonterra"), entered into a Second Amendment to the Credit Agreement with Gemino, which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino ("Gemino-Bonterra Credit Facility"). The Gemino-Bonterra Credit Facility was a secured credit facility for borrowings up to $2.0 million. The amendment extended the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amended certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrued on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuated depending upon the principal amount outstanding.
On May 30, 2013, Bonterra, entered into a Fourth Amendment to Credit Agreement with Gemino, which among other things: (i) extended the term of the Gemino-Bonterra Credit Facility from January 31, 2014 to January 31, 2015; (ii) amended certain financial covenants regarding Bonterra’s fixed charge coverage ratio and maximum loan turn days; and (iii) amended the Gemino-Bonterra Credit Facility to include the Northwest Credit Facility as an affiliated credit agreement in determining whether certain financial covenants are being met.
On January 30, 2015 and March 31, 2015, Bonterra and Gemino amended the Gemino-Bonterra Credit Facility to extend its term to March 31, 2015 and to April 30, 2015, respectively.

On May 1, 2015, Bonterra and Gemino amended the Gemino-Bonterra Credit Facility to extend its term from April 30, 2015 to June 30, 2015.

As of June 30, 2015, $0.4 million was outstanding of the maximum borrowing amount of $2.0 million under the Gemino-Bonterra Credit Facility. At June 30, 2015, the Company was in compliance with all covenants contained in the Gemino-Bonterra Credit Facility.

On July 1, 2015, the outstanding principal amount of $0.4 million under the Gemino-Bonterra Credit Facility was repaid in full, thus releasing all liens and security interests as well as terminating all indebtedness on the Gemino-Bonterra Credit Facility.
PrivateBank Credit Facility
On April 1, 2015, certain wholly owned subsidiaries (the “PrivateBank Borrowers”) the Company entered into a Eighth Modification Agreement (the “Eighth Modification”) with The PrivateBank and Trust Company (“PrivateBank”), which modified that certain Loan Agreement, dated September 20, 2012, between the PrivateBank Borrowers, PrivateBank and the Company, as guarantor (as amended, the “PrivateBank Credit Facility”). Under the Eighth Modification: (i) a borrower was added as a party thereto which was omitted on the prior Seventh Modification as a result of a clerical error; (ii) PrivateBank consented to the transfer of operations to new operators and the amendment of the related leases; (iii) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $8.8 million to $6.0 million, effective April 1, 2015; (iv) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $6.0 million to $5.8 million, effective August 1, 2015.
On May 1, 2015, the PrivateBank Borrowers entered into a Ninth Modification Agreement (the “Ninth Modification”) with PrivateBank, which modified the PrivateBank Credit Facility. Under the Ninth Modification: (i) PrivateBank consented to the transfer of operations to new operators and the amendment of the related leases; (ii) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $5.8 million to $3.8 million, effective September 1, 2015.
As of June 30, 2015, there were no cash borrowings outstanding on the maximum amount owing under the PrivateBank Credit Facility of $6.0 million. As of June 30, 2015, the Company has $3.8 million of outstanding letters of credit relating to this credit facility. At June 30, 2015, the Company was in compliance with all covenants contained in the PrivateBank Credit Facility.
On July 30, 2015, the PrivateBank Borrowers entered into a Tenth Modification Agreement (the “Tenth Modification”) with PrivateBank, which modified the PrivateBank Credit Facility. Under the Tenth Modification: (i) the outstanding amount owing under the PrivateBank Credit Facility was reduced to $3.8 million, effective July 30, 2015; and (ii) the PrivateBank Borrowers shall not have the right to receive any additional cash borrowings under the PrivateBank Credit Facility.
Contemporary Healthcare Loan
On August 17, 2012, in conjunction with the acquisition of Companions, a wholly owned subsidiary of the Company entered into a Loan Agreement with Contemporary Healthcare Capital LLC ("Contemporary") and issued a promissory note in favor of Contemporary with a principal amount of $0.6 million ("Contemporary $0.6 million Loan"). The Contemporary $0.6 million Loan was to mature on August 20, 2015 and interest accrued on the principal balance at an annual rate of 9.0%. Payments for the interest and a portion of the principal in excess of the borrowing base were payable monthly, commencing on September 20, 2012.
On May 14, 2015, the outstanding principal amount of $0.2 million under the Contemporary $0.6 million Loan was repaid in full, thus releasing all liens and security interests as well as terminating all indebtedness on the Contemporary $0.6 million Loan.
Senior Debt—Other Mortgage Indebtedness
Companions Specialized Care
In August 2012, a wholly owned subsidiary of the Company financed the acquisition of Companions by entering into a loan agreement for $5.0 million ("Contemporary Loan") with Contemporary. The loan matures on August 20, 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.2 million and are being amortized to interest expense over the life of the loan. The loan has a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term. The loan is secured by the Companions facility and guaranteed by AdCare.
As of June 30, 2015, $5.0 million was outstanding under the loan, and the Company has $2.0 million of restricted assets related to this loan. At June 30, 2015, the Company was not in compliance with covenants contained in the Contemporary loan and has obtained a waiver from Contemporary.
On August 12, 2015, a wholly owned subsidiary of the Company entered into a First Amendment to Promissory Note (the "First Amendment") with Contemporary, which, among other things, extended the maturity date of and reduced the outstanding amount owing under the Contemporary Loan (see Note 16 - Subsequent Events).
Northridge, Woodland Hills and Abington Credit Facility
On February 25, 2015, three wholly owned subsidiaries of the Company entered into a Loan Agreement (the "Northridge, Woodland Hills and Abington Credit Facility") with PrivateBank, which provides for a $12.0 million principal amount secured credit facility. The credit facility is secured by real property.
The Northridge, Woodland Hills and Abington Credit Facility matures on September 1, 2016. Interest accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Principal and interest payments on the loan are due and payable monthly, beginning on March 1, 2015. The facility is also secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Northridge, Woodland Hills and Abington Credit Facility.
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

As of June 30, 2015, $11.9 million was outstanding of the maximum borrowing amount of $12.0 million under the Northridge, Woodland Hills and Abington Credit Facility. As of June 30, 2015, the Company had $2.0 million of outstanding restricted assets related to this credit facility. At June 30, 2015, the Company was not in compliance with a covenant contained in the Northridge, Woodland Hills and Abington Credit Facility and has obtained a waiver from PrivateBank.
Little Rock Credit Facility
On March 30, 2012, Little Rock HC&R Property Holdings, LLC ("Little Rock") and two other wholly owned subsidiaries of the Company, in connection with the Company's April 2012 acquisition of three skilled nursing facilities located in Arkansas, entered into a loan agreement for $21.8 million with PrivateBank (the "Little Rock Credit Facility"). The Little Rock Credit Facility, as amended on December 28, 2012, matures in December 2016 with a required final payment of $13.7 million. The Little Rock Credit Facility accrues interest at the LIBOR rate plus 4%with a minimum rate of 6% per annum and requires monthly principal payments plus interest for total current monthly payments of $0.2 million. Deferred financing costs incurred on the loan amounted to $0.4 million and are being amortized to interest expense over the life of the loan. The Little Rock Credit Facility has a prepayment penalty of 5% through 2012 declining by 1% each year through 2015. The Little Rock Credit Facility is secured by the three facilities and guaranteed by Little Rock HC&R Nursing, LLC and AdCare. A portion of the Little Rock Credit Facility with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank.
On May 1, 2015, Little Rock entered into a Fifth Modification Agreement with PrivateBank, which modified the Little Rock Credit Facility. The Fifth Modification, among other things: (i) provided for PrivateBank's consent to the sublease of the Company’s Little Rock Health & Rehabilitation Center to an affiliate of Aria Health Group, LLC; and (ii) amended the minimum EBITDAR covenant discussed in the Little Rock Credit Facility to reflect a new facility operator, Highlands of Little Rock West Markham, LLC.
The Company has $2.1 million of restricted assets related to this loan. As of June 30, 2015, $11.5 million was outstanding under loan agreement. At June 30, 2015, the Company was not in compliance with a covenant contained in the loan agreement and has obtained a waiver from PrivateBank.
Bentonville, Heritage Park and River Valley
On May 1, 2015, Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC, and Valley River Property Holdings, LLC, each a wholly owned subsidiary of the Company (collectively, the “Borrower Group”), entered into a Loan Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated September 1, 2011, as amended, between the Borrower Group and PrivateBank. The Loan Modification, among other things: (i) provided for PrivateBank's consent to the sublease of the Company’s Heritage Park Nursing Center to an affiliate of Aria Health Group, LLC; and (ii) amended the minimum EBITDA covenant described in the Loan Agreement to (a) reflect a new facility operator, Highlands of Rogers Dixieland, LLC, and (b) change the minimum EBITDA covenant to a “Minimum EBITDAR/Management Fee” covenant, which modifies minimum EBITDAR to take into account management fees equal to the greater of the operator’s actual management fees for such period or imputed management fees equal to 5% of such operator’s gross income for such period, as determined in accordance with generally accepted accounting principles.
As of June 30, 2015, $10.9 million was outstanding under loan agreement. At June 30, 2015, the Company was not in compliance with a covenant contained in the loan agreement and has obtained a waiver from PrivateBank.
On July 1, 2015, the Company completed the sale of its Bentonville, Arkansas skilled nursing facility consisting of 83 licensed beds for $3.4 million net of customary closing and certain real property apportionments. Net proceeds were used to repay certain mortgage indebtedness under that certain Loan Agreement, dated September 1, 2011, as amended, between the Borrower Group and PrivateBank.
Other Debt
Insurance Funding
In March 2015, the Company obtained financing from IPFS Corporation and entered into a Commercial Insurance Premium Finance Security Agreement for several insurance programs, including property, casualty, and crime, effective March 1, 2015 and maturing on December 31, 2015. The total amount financed was approximately $0.4 million requiring monthly payments with interest of 3.29% starting April 2015.
In May 2015, the Company obtained additional financing from IPFS Corporation, effective May 1, 2015 and maturing on April 30, 2016. The additional amount financed was approximately $1.0 million requiring monthly payments with interest of 3.29%

starting June 2015. At June 30, 2015, the combined outstanding principal and interest was approximately $1.2 million under the Commercial Insurance Premium Finance Security Agreement.
KeyBank Promissory Notes
On February 25, 2015, the Company entered into four separate unsecured Promissory Note Agreements (the "KeyBank Promissory Notes") with KeyBank for an aggregate principal amount of $0.7 million. The indebtedness represents the portion of certain deferred exit fees owed by the Company to KeyBank in connection with the February 2015 repayment of a credit facility with KeyBank. The KeyBank Promissory Notes mature on August 25, 2016, at which time the entire principal balance of the non-interest-bearing notes then unpaid shall be due. If, prior to the maturity date, certain refinancing agreements are entered into with KeyBank as lender, affiliate of lender, or by an agency financing originated by KeyBank or any affiliate of KeyBank, then and in such an event the entire remaining principal amount of the KeyBank Promissory Notes shall be forgiven.
On April 3, 2015, the Company entered into five separate unsecured Amended and Restated Promissory Note Agreements with KeyBank, which amend the KeyBank Promissory Notes to include a fifth note with the aggregate principal total of $0.7 million remaining unaltered. The amendments restate the principal balances on the original notes in order to include a fifth facility.
Convertible Debt
Convertible Subordinated Notes Issued in 2012 (the "2012 Notes")
On June 30, 2015, the Company entered into prepayment agreements with Anthony Cantone and Cantone Asset Management, LLC ("CAM") in connection with the Company's 8% Subordinated Convertible Notes due July 31, 2015 issued to them with an aggregate original principal amount of approximately $6.4 million (the "Cantone Notes"). In connection therewith, the Company made principal prepayments in aggregate of approximately $1.5 million with respect to the Cantone Notes. On August 21, 2014, Mr. Cantone and certain of his affiliates filed a Schedule 13G/A with the Securities and Exchange Commission reporting ownership in excess of 5% of the Company’s common stock (see Note 15 - Related Party Transactions and Note 16 - Subsequent Events).
Convertible Subordinated Notes Issued in 2014 (the "2014 Notes")
On April 30, 2015, the Company repaid the outstanding principal amount of $6.5 million under the 2014 Notes plus all interest accrued and unpaid thereunder.
Convertible Subordinated Notes Issued in 2015 (the "2015 Notes")
On March 31, 2015, the Company entered into Subscription Agreements for $8.5 million of the 2015 Notes with certain accredited investors, including certain holders of the 2014 Notes. In connection therewith, the Company issued approximately $1.7 million in principal amount of 2015 Notes on March 31, 2015 and approximately $6.0 million in principal amount of 2015 Notes on April 30, 2015. Accepted subscriptions for $0.8 million in principal amount of 2015 Notes were not funded by the April 30, 2015 payment deadline, and 2015 Notes were not issued in respect thereof.
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

During the existence and continuance of an event of default under a 2015 Note, the outstanding principal amount of such 2015 Note shall incur interest at a rate of 14% per annum, and the holder of such 2015 Note may require the Company to redeem all or any portion of such 2015 Note at a redemption price in cash equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon. An “event of default,” with respect to a 2015 Note includes: (i) the Company’s failure to pay to the holder of such 2015 Note any amount of principal or interest by the seventh business day following the date when due under such 2015 Note; and (ii) specific events of bankruptcy, insolvency, reorganization or liquidation.

In the offering, the Company accepted Subscription Agreements from certain related parties (see Note 15 - Related Party Transactions).

NOTE 10.                       DISCONTINUED OPERATIONS

On April 1, 2015, the subleases commenced and operations transferred for four skilled nursing facilities located in Georgia and two skilled nursing facilities located in South Carolina (see Note 7 - Leases).
On April 29, 2015, a wholly-owned subsidiary of the Company (the “Companions Seller”) entered into an asset purchase agreement (the “Companions Sale Agreement”) with Gracewood Manor, LLC, an Oklahoma limited liability company (the “Companions Purchaser”), to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma. The Companions Sale Agreement may be terminated by the Companions Purchaser for any reason before the 30th day of the due diligence period set forth in the agreement. The sale is subject to the completion of satisfactory due diligence, the receipt of required licenses and other state regulatory approvals, and the satisfaction of other customary closing conditions. Pursuant to the Companions Sale Agreement, the sale price of $3.5 million is due to the Companions Seller on the closing date after completion of customary closing conditions. In connection with entering into the Companions Sale Agreement, the Companions Seller and Companions Purchaser entered into an operations transfer agreement to transfer the operations of Companions concurrent with the closing of the asset purchase agreement.
On May 1, 2015, the subleases commenced and operations transferred for seven skilled nursing facilities and one assisted living facility located in Arkansas (see Note 7 - Leases).
On May 15, 2015, a wholly-owned subsidiary of the Company (the “Bentonville Seller”) entered into an asset purchase agreement (the “Bentonville Sale Agreement”) with Bozeman Development, LLC, a Texas limited liability company (the “Bentonville Purchaser”), to sell Bentonville Manor, a 83-bed skilled nursing facility located in Bentonville, Arkansas. Upon satisfaction of the due diligence, the transaction closed on July 1, 2015 and the net sales proceeds of $3.4 million were remitted to the Bentonville Seller. In connection with entering into the Bentonville Sale Agreement, the Bentonville Seller and Bentonville Purchaser entered into an operations transfer agreement to transfer the operations of Bentonville Manor concurrent with the closing of the asset purchase agreement.

On June 1, 2015, the sublease commenced and operations transferred for one skilled nursing facility located in North Carolina (see Note 7 - Leases).

On June 11, 2015, Riverchase Village ADK, LLC, a consolidating variable interest entity of the Company, entered into an asset purchase agreement (the "Riverchase Sale Agreement") with Omega Communities, LLC ("Omega") to sell Riverchase, a 105-bed assisted living facility located in Hoover, Alabama. The purchase price for the Riverchase facility was $6.8 million and was originally scheduled to close on or before July 31, 2015, subject to the purchaser's right to extend the closing date to August 31, 2015. The sale is subject to the completion of satisfactory due diligence, the receipt of required licenses and other state regulatory approvals, and the satisfaction of other customary closing conditions (see Note 16 - Subsequent Events).

For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified in the activities below. For a historical description of the Company's discontinued entities, see Item 8, Notes to Consolidated Financial Statements - Note 11 - Discontinued Operations, of the Annual Report.

The following table summarizes the activity of discontinued operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2015	2014	2015	2014
Total revenues from discontinued operations	$6,182	$37,532	$33,822	$74,004
Net income (loss) from discontinued operations	$(3,151)	$4,075	$(2,818)	$7,713
Interest expense, net from discontinued operations	$309	$313	$616	$622

On January 21, 2015, the Company listed for sale its two office buildings located on Hembree Road in Roswell, Georgia as part of its transition to a healthcare property holding and leasing company. During the three months ended June 30, 2015, the Company recognized an impairment charge of approximately $0.1 million to write down the carrying value of its two office buildings located on Hembree Road in Roswell, Georgia. The assets and liabilities of the two Hembree Road buildings have been reclassified to assets and liabilities of disposal groups held for sale as of June 30, 2015.
Assets and liabilities of the disposal groups held for sale at June 30, 2015 and December 31, 2014, are as follows:

(Amounts in 000’s)	June 30, 2015	December 31, 2014
Property and equipment, net	$8,190	$3,777
Other assets	2,052	2,036
Assets of disposal groups held for sale	$10,242	$5,813

Notes payable	$9,398	$5,000
Line of credit	—	197
Liabilities of disposal group held for sale	$9,398	$5,197

Assets and liabilities of the variable interest entity held for sale at June 30, 2015 and December 31, 2014, are as follows:

Amounts in (000's)	June 30, 2015	December 31, 2014
Property and equipment, net	$5,892	$5,893
Other assets	2	31
Assets of variable interest entity held for sale	$5,894	$5,924

Bonds payable	$5,870	$5,956
Liabilities of variable interest entity held for sale	$5,870	$5,956

NOTE 11.                       DIVIDENDS AND PREFERRED STOCK

Common Stock Dividends

On March 31, 2015, the Board of Directors declared a cash dividend of $0.05 per share to shareholders of common stock of record as of April 15, 2015. The cash dividend was paid on April 30, 2015.

On June 30, 2015, the Board of Directors declared a cash dividend of $0.055 per share to shareholders of common stock of record as of July 15, 2015. The cash dividend was paid on July 31, 2015.

Preferred Stock

On April 13, 2015, the Company issued and sold 575,000 shares of Series A Preferred Stock in a “best efforts” registered public offering for a public offering price of $25.75 per share. In connection therewith, the Company received net proceeds of $13.8 million, after the payment of underwriting commissions and discounts and other offering expense payable by the Company.

On June 2, 2015, the Company issued and sold 588,235 shares of Series A Preferred Stock in a “best efforts” registered public offering for a public offering price of $25.50 per share. In connection therewith, the Company received net proceeds of $14.2 million, after the payment of underwriting commissions and discounts and other offering expense payable by the Company.

NOTE 12.                       STOCK BASED COMPENSATION

For the three and six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2015	2014	2015	2014
Employee compensation:
Stock options	$2	$7	$45	$189
Warrants	52	49	85	90
Restricted stock	128	68	191	101
Total employee stock-based compensation expense	$182	$124	$321	$380
Non-employee compensation:
Board restricted stock	$36	$42	$87	$226
Board stock options	12	61	24	121
Warrants	—	—	—	11
Total non-employee stock-based compensation expense	$48	$103	$111	$358
Total stock-based compensation expense	$229	$226	$432	$738

Stock Incentive Plans
The Company has two employee stock option plans:

•	The 2005 Stock Incentive Plan, which expires September 30, 2015 and provides for a maximum of 578,812 shares of common stock to be issued.

•	The 2011 Stock Incentive Plan, which expires March 28, 2021 and provides for a maximum of 2,152,500 shares of common stock to be issued.
Both plans permit the granting of incentive or nonqualified stock options. The 2011 Stock Incentive Plan also permits the granting of restricted stock. The plans are administered by the Board of Directors which has the authority to determine the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The Company intends to use only the 2011 Stock Incentive Plan to make future grants. The number of securities remaining available for future issuance is 453,923.
In addition to the Company's stock option plans, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board of Directors and, when appropriate, the Compensation Committee of the Board of Directors. The Board of Directors administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the six months ended June 30, 2015 and June 30, 2014, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Six Months Ended June 30,
	2015	2014
Dividend yield	4.76%	n/a
Expected volatility	38.6%	51%
Risk-free interest rate	1.09%	1.73%
Expected term	3.9 years	5.2 years

The weighted-average grant date fair value for the options and warrants granted during the six months ended June 30, 2015 was approximately $0.85 per share.
Common Stock Options
No stock options were awarded during the three and six months ended June 30, 2015. At June 30, 2015, there were 774,172 outstanding options to purchase shares of common stock with a weighted average exercise price of $5.11 per share.
Common Stock Warrants
On April 1, 2015, the Company granted 275,000 warrants to its President and Chief Financial Officer at an exercise price equal to the closing stock price at March 25, 2015 of $4.25 per share. The warrants shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date. At June 30, 2015, there were 2,471,983 outstanding warrants to purchase shares of common stock with a weighted average exercise price of $3.55 per share.
Restricted Stock
On April 1, 2015, pursuant to the 2011 Stock Incentive Plan, the Company granted 125,000 shares of common stock with a three-year restriction to its President and Chief Financial Officer. The restricted stock shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date and has all the rights of a shareholder from the date of grant including, without limitation, the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the closing stock price at March 25, 2015 of $4.25 per share.
On May 12, 2015, pursuant to the 2011 Stock Incentive Plan, the Company granted 6,157 shares of common stock with a three-year restriction to its Chairman and Chief Executive Officer. The restricted stock vested immediately and has all the rights of a shareholder from the date of grant including, without limitation, the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the grant date closing stock price of $4.06 per share.
At June 30, 2015, there were 726,672 outstanding shares of restricted stock with a weighted average grant-date fair value of $3.81 per share.
NOTE 13. .                      VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entity
As further described in Note 15 to our Consolidated Financial Statements in the Annual Report, the Company has one consolidating VIE, Riverchase Village ADK, LLC ("Riverchase") that is required to be consolidated because AdCare has control as primary beneficiary. A “primary beneficiary” is the party that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The following summarizes the assets and liabilities of the variable interest entity included in the consolidated balance sheets:

(Amounts in 000’s)	June 30, 2015	December 31, 2014
Assets of variable interest entity held for sale	5,894	5,924
Other assets	331	343
Total assets	$6,225	$6,267

Accounts payable	$1,907	$1,923
Accrued expenses	1,126	651
Current portion of notes payable	262	177
Liabilities of variable interest entity held for sale	5,870	5,956
Non-controlling interest	(2,940)	(2,440)
Total liabilities and non-controlling interest	$6,225	$6,267
Non-consolidated Variable Interest Entities

On April 30, 2015, the Company entered into the Aria Lease Inducement with Aria Health Consulting, LLC. The Aria Lease Inducement provides for a one-time payment from the Company to Aria Health Consulting, LLC equal to $2.0 million minus the security deposits and first month's base and special rent for all Aria Sublessees. On April 30, 2015, in connection with the Aria Lease Inducement, the eight sublease agreements with Aria Sublessees were amended to, among other things, provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which shall be subtracted from the lease inducement fee paid by the Company under the Aria Lease Inducement).
The Aria Lease Inducement entered into by the Company provides subordinated financial support to Aria Health Consulting, LLC and creates a variable interest that may absorb some or all of a variable interest entity’s expected losses. The Company does not consolidate the operating activities of the Aria Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance (see Note 7 - Leases and Note 16 - Subsequent Events).
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
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of June 30, 2015, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.
Oklahoma Facilities
On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s former Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon (a director of the Company, owner of greater than 5% of the outstanding shares of AdCare Health Systems, Inc. common stock and former Chief Acquisition Officer of the Company) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma that were previously managed by an AdCare subsidiary (the "Oklahoma Facilities"). The complaint alleges, with respect to the AdCare Defendants, that: (i) the AdCare Defendants tortuously interfered with contractual relations between the Plaintiffs and Mr. Brogdon, and with Plaintiffs’ prospective economic advantage, relating to SSSI’s right to manage the Oklahoma Facilities and seven other skilled-nursing facilities located in Oklahoma (collectively, the “Facilities”), respectively; (ii) the AdCare Defendants fraudulently induced the Plaintiffs to perform work and incur expenses with respect to the Facilities; and (iii) one of the AdCare subsidiaries which is an AdCare Defendant provided false and defamatory information to an Oklahoma regulatory authority regarding SSSI’s management of one of the Oklahoma Facilities. The complaint seeks damages against the AdCare Defendants, including punitive damages, in an unspecified amount, as well as costs and expenses, including reasonable attorney fees. On March 7, 2014, the Plaintiffs filed an amended complaint in which they alleged additional facts regarding the alleged fraudulent inducement caused by Mr. and Mrs. Brogdon and the AdCare Defendants.

On February 10, 2015, Plaintiffs and the defendants participated in a voluntary mediation in an attempt to resolve the case. Although the case did not settle at the mediation, Plaintiffs and defendants continued to negotiate over the following weeks and executed a settlement agreement on March 30, 2015 (the "Clanton Settlement Agreement") to settle all claims for a lump sum payment of $2.0 million. In April 2015, under the Clanton Settlement Agreement, the Company paid $0.6 million to the Plaintiffs with the balance thereof to be paid by two of the Company's insurance carriers. The Company and the other defendants in the matter deny all of the Plaintiff's claims and any wrongdoing but agreed to settle the matter to avoid the continued expense and unpredictability of litigation.
Ohio Facilities
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
NOTE 15.                       RELATED PARTY TRANSACTIONS
Settlement and Indemnification Agreement
On March 26, 2015, the Company and certain entities controlled by Christopher Brogdon, a director of the Company and a beneficial owner of 5% of the outstanding common stock, entered into a Settlement and Indemnification Agreement with respect to: (i) certain claims made by the Brogdon entities in connection with management and administrative services provided by the Company to the Brogdon entities under various management agreements; and (ii) certain pending, or threatened, legal proceedings against the Company and certain of its subsidiaries, and Mr. Brogdon and certain entities controlled by him, including the litigation filed in the District Court of Oklahoma County, State of Oklahoma and described in Note 14 - Commitments and Contingencies (collectively, and including any unasserted claims arising from the management agreements, the “AdCare Indemnified Claims”). Pursuant to the Settlement and Indemnification Agreement, the Company agreed to contribute up to $0.6 million towards the settlement of the litigation, and Mr. Brogdon and the Brogdon entities agree to release the Company from any and all claims arising in connection with the management agreements and to indemnify the Company with respect to the AdCare Indemnified Claims.
Riverchase
On June 11, 2015, Riverchase Village ADK, LLC, a consolidating variable interest entity of the Company controlled by Mr. Brogdon, entered into the Riverchase Sale Agreement to sell Riverchase, a 105-bed assisted living facility located in Hoover, Alabama (see Note 10 - Discontinued Operations and Note 16 - Subsequent Events).

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

On March 31, 2015, the Company accepted a Subscription Agreement from Park City Capital Offshore, for 2015 Notes with an aggregate principal amount of $1.0 million. The 2015 Note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering except the 2015 Note to be issued to Park City Capital Offshore is not subject to any Adjustment for Dilutive Issuances.

Doucet Asset Management, LLC

On May 5, 2015, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock.

On March 31, 2015, the Company accepted Subscription Agreements from Christopher L. Doucet and Suzette A. Doucet for 2015 Notes with an aggregate principal amount of $0.3 million. The 2015 Notes were offered to them on the same terms and conditions as all other investors in the offering. With respect to the offering of 2015 Notes, Doucet Asset Management, LLC served as the selected dealer.

Cantone

On June 30, 2015, the Company entered into prepayment agreements with Anthony Cantone and CAM, an affiliate of Mr. Cantone in connection with the Cantone Notes. In connection therewith, the Company made principal prepayments in aggregate of approximately $1.5 million with respect to the Cantone Notes. On August 21, 2014, Mr. Cantone and certain of his affiliates filed a Schedule 13G/A with the SEC reporting ownership in excess of 5% of the Company’s common stock. For a description of certain transactions with Mr. Cantone and his affiliates, see Item 13, Certain Relationships and Related Party Transactions, and Director Independence –Related Party Transactions – Cantone, of the Annual Report (see Note 16 - Subsequent Events).

NOTE 16.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.
Common Stock Dividends

On June 30, 2015, the Board of Directors declared a cash dividend of $0.055 per share to shareholders of common stock of record as of July 15, 2015. The cash dividend was paid on July 31, 2015.

Preferred Stock At Market Offering

On July 21, 2015, the Company entered into separate At Market Issuance Sales Agreements (together, the “Sales Agreements”) with each of MLV & Co. LLC and JMP Securities LLC (each, an “Agent” and together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of Series A Preferred Stock through an “at the market” offering program through the Agents.

Sales of the shares pursuant to the Sales Agreements, if any, may be made in negotiated transactions or any method permitted by Rule 415 under the Securities Act, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange. The Agents are not required to sell any specific number of shares, but each Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices and in accordance with the terms set forth in the Sales Agreements. The Company will instruct each Agent as to the number of shares to be sold by it. Additionally, the Company may instruct the Agents not to sell the shares if the sales cannot be effected at or above the price designated by the Company in its instructions to the Agents. On any given day, only one Agent may sell the shares pursuant to the Sales Agreements. Under the Sales Agreements, the applicable Agent will be entitled to compensation of up to 2.0% of the gross sales price of all shares sold through it as Agent.

The Sales Agreements contains customary representations and warranties of the parties and indemnification and contribution under which the Company, on the one hand, and the Agents, on the other hand, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

Arkansas Subleases

On July 17, 2015, a wholly owned subsidiary of the Company (the “Highlands Sublessor”) entered into a sublease agreement pursuant to which the Highlands Sublessor will lease one skilled nursing facility located in Arkansas to an affiliate of Aria Health Group, LLC (the “Highlands Sublessee”). Affiliates of both the Company and Aria Health Group, LLC had entered into a sublease agreement, dated January 16, 2015, for the same facility but it was mutually terminated on April 30, 2015.

The sublease agreement, and the transfer of operations of the facility as contemplated thereby, shall commence on September 1, 2015 and are subject to, among other things, the Highland Sublessee’s receipt of all licenses and other approvals from the State of Arkansas to operate such facility. The sublease agreement is structured as triple net lease wherein the Highlands Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2022 and may be renewed once, upon the exercise of the Highlands Sublessee’s option assuming the satisfaction of certain conditions, for an additional five year period. The annual rent under the sublease agreement in the first year will be approximately $600,000, and the annual rent will escalate by 3% per year through the lease term and any renewal term. In connection with the sublease agreement, the current licensed operator of the facility, a wholly-owned subsidiary of the Highlands Sublessor, and the Highlands Sublessee also entered into an operations transfer agreement with respect to the facility, containing customary terms and conditions relating to the transfer of operations thereof.

On May 1, 2015, the Aria Sublessors leased, and transferred the operations of, eight skilled nursing facilities located in Arkansas to the Aria Sublesses, pursuant to separate sublease agreements dated January 16, 2015. As a condition to the commencement of the sublease agreements on May 1, 2015, the Company agreed to assess in good faith the making of a one-time equitable adjustment to the applicable base rent of each subleased facility. On July 17, 2015, the Company, on behalf of each Aria Sublessor, and HAH, acting on behalf of each Aria Sublessee, entered into a letter agreement whereby the parties agreed to amend the sublease agreements to reflect a onetime equitable adjustment to annual base rent, for the collective benefit of each Aria Sublessee, in the aggregate amount of $360,000. In consideration for this one-time equitable adjustment in base rent, the parties further agreed that each sublease agreement shall be amended to reflect that base rent after the initial lease year will increase during each subsequent lease year by 3%.

On July 17, 2015, the Company made a short-term loan to HAH and, in connection therewith, HAH executed a promissory note in the amount $1.2 million in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 12.5% per annum. The principal and interest thereon is payable on August 13, 2015. Until all amounts due and owing under the note have been paid, neither the Aria Sublessees nor the Highland Sublessee will pledge, as security, any of the accounts receivable relating to the respective facilities that such entity subleases from the Aria Sublessors or the Highland Sublessor, as applicable. Until all principal and interest under the note is paid, the Company and its affiliates may retain as collateral all funds received by them from Medicare for the benefit of HAH or its affiliates with respect to the properties leased to the affiliates of Aria Health Group, LLC. If the note is not paid in full by the maturity date, then the Company may apply such funds to principal and interest due under the note. The Company is currently in discussions with HAH to extend the maturity date of the loan.

Georgia Leases
On July 1, 2015, a wholly-owned subsidiary (“Glenvue Sublessor”) of the Company entered into a sublease agreement ("Glenvue Agreement") pursuant to which Glenvue Sublessor leased the Facility to C.R. of Glenvue, LLC (the "Glenvue Sublessee") commencing on July 1, 2015. The Glenvue Agreement is structured as triple net lease wherein the Glenvue Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the Glenvue Agreement will expire on June 30, 2020 and has a five year renewal option. The annual cash rent under the sublease agreement in the first year is $1.2 million, and the annual rent will escalate at $12,000 annually through the lease term. The Glenvue Agreement replaces an existing sublease agreement that was originally executed in November 2014.
On July 20, 2015, the Georgia Sublessor entered into a sublease agreement pursuant to which the Georgia Sublessor will lease two skilled nursing facilities located in Georgia (the “Georgia Properties”) to affiliates of Wellington Health Services, L.L.C (collectively, the “Georgia Sublessees”). The sublease agreement is one indivisible lease for the lease of both Georgia Properties, and the terms of the sublease agreement apply to both Georgia Properties collectively as though they are treated as one economic unit. The Wellington Sublessor currently leases the Georgia Properties from a third-party landlord (“Landlord”) under a master lease agreement (the “Master Lease”), and the sublease agreement is subject and subordinate to the Master Lease.

The sublease agreement, and the transfer of operations of the Georgia Properties as contemplated thereby, are subject to, among other things, the Landlord’s consent to the sublease agreement and each Wellington Sublessee’s receipt of all licenses and other approvals from the State of Georgia to operate the applicable Georgia Property. The initial term of the sublease agreement commences as of the date the Wellington Sublessees have obtained all necessary licenses and approvals, subject to certain adjustments. The sublease agreement is structured as a triple net lease wherein the Wellington Sublessees are responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on the tenth anniversary of the commencement date. If the Wellington Sublessor and the Landlord agree to extend the term of the Master Lease, then the Wellington Sublessees have the right to extend the term of the sublease agreement through the end of the applicable renewal term of the Master Lease. The annual rent under the sublease agreement in the first year will be approximately $2.0 million, and shall increase by $5,000 per month in the second year and again by $5,000 per month in the third year. Thereafter, base rent will escalate by 3% per year through the lease term and any renewal term. In connection with the sublease agreement, the Wellington Sublessor and the Wellington Sublessees also entered into operations transfer agreements with respect to the applicable Georgia Properties, containing customary terms and conditions relating to the transfer of operations thereof.

Ohio Leases

As previously disclosed, certain wholly owned subsidiaries of the Company (each, a “Beacon Sublessor”) entered into five sublease agreements, in or around October 2014, pursuant to which those subsidiaries would lease four skilled nursing facilities and one assisted living facility located in Ohio (collectively, the “Beacon Facilities”) to certain affiliates of Beacon Health Management, LLC (each, a “Beacon Sublessee”). On August 1, 2015, the Beacon Sublessors and the Beacon Sublessees entered into new sublease agreements that replaced the existing sublease agreements entered into in or around October 2014. Each of these new sublease agreements became effective on August 1, 2015 and the operations of the Beacon Facilities were transferred to the Beacon Sublessees.

The terms of the sublease agreements for four of the Beacon Facilities known as Eaglewood Village, Hearth and Care of Greenfield, the Pavilion Care Center, and Woodland Manor (collectively, the “EHPW Facilities”) are materially identical and vary slightly from the terms of the sublease agreement for the fifth Beacon Facility, Covington Care Center. Each of the five sublease agreements is structured as triple net lease wherein each Beacon Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial lease term for each of the EHPW Facilities is ten years with a five-year renewal option, and the initial lease term for the Covington Care Center is approximately four years with no renewal option. The aggregate annual base rent under the sublease agreements for the EHPW Facilities in the first year is $2.2 million and it will escalate at 2.5% each year through the initial term. The annual base rent for the Covington Care Center in the first lease year is approximately $0.8 million and it will escalate at an annual rate of $12,000 through the initial term. To establish a fair market base rent under each of the sublease agreements for the EHPW Facilities during any renewal term, the base rent shall be reset and expressed as an annual amount equal to the greater of (i) the fair market rental value of the leased facility as established pursuant to a prescribed formula; or (ii) 102.5% of the base rent due for the immediately preceding lease year. In addition to base rent, the sublease agreements for the EHPW Facilities provides that the sublessees thereunder shall collectively pay to the applicable Beacon Sublessors special rent during the initial term in the amount of $109,632 per year, payable in advance in twelve equal monthly installments on or before the first day of each month (except for the first special rent payment, which shall be subtracted from the lease inducement fee described below). All five of the sublease agreements for the Beacon Facilities are cross-defaulted. Furthermore, the security deposit for any of the Beacon Facilities may be applied to the payment of any default under any one of the sublease agreements (or any other agreement cross-defaulted with the Beacon Facilities’ sublease agreements). In connection with entering into the sublease agreements for the Beacon Facilities, each Beacon Sublessor and Beacon Sublessee also entered into an operations transfer agreement with respect to the applicable facility, each containing customary terms and conditions relating to the transfer of operations thereof.

On August 1, 2015, the Company entered into a Lease Inducement Fee Agreement with certain affiliates of Beacon Health Management, LLC, pursuant to which the Company paid to certain affiliates of Beacon Health Management, LLC a fee of $0.6 million as a lease inducement for the Beacon Sublessees to enter into the sublease agreements described above and to commence such subleases and transfer operations thereunder. The inducement fee was paid net of certain other fees and costs owed by the affiliates of Beacon Health Management, LLC to the Beacon Sublessors, including the first month of base rent for all of the Beacon Facilities and the first month of special rent pertaining to the EHPW Facilities.

Bentonville

On July 1, 2015, the Company completed the sale of its Bentonville, Arkansas skilled nursing facility consisting of 83 licensed beds for $3.4 million net of customary closing and certain real property apportionments. Net proceeds were used to repay certain mortgage indebtedness.

Riverchase

On August 6, 2015, Riverchase Village ADK, LLC entered into a First Amendment to Asset Purchase Agreement ("First Amendment") with Omega, which amended the Riverchase Sale Agreement. Under the First Amendment: (i) the closing date of the Riverchase Sale Agreement was extended to August 31, 2015, subject to the purchaser's right to extend the closing date to September 30, 2015, upon completion of conditions set forth in the agreement; (ii) Omega transferred $0.1 million in additional earnest money to Riverchase Village ADK, LLC, to extend the Riverchase Sale Agreement to August 31, 2015; and (iii) the total purchase price, inclusive of the additional earnest money, increased by $0.1 million to $6.9 million.

Gemino-Bonterra Credit Facility

On July 1, 2015, the outstanding principal amount of $0.4 million under the Gemino-Bonterra Credit Facility was repaid in full, thus releasing all liens and security interests as well as terminating all indebtedness on the Gemino-Bonterra Credit Facility.

PrivateBank Credit Facility

On July 30, 2015, the PrivateBank Borrowers entered into the Tenth Modification Agreement with PrivateBank, which modified the PrivateBank Credit Facility. The primary modification pursuant to the Tenth Modification: (i) the outstanding amount owing under the PrivateBank Credit Facility was reduced to $3.8 million, effective July 30, 2015; and (ii) the PrivateBank Borrowers shall not have the right to receive any additional cash borrowings under the PrivateBank Credit Facility.

Companions Specialized Care
On August 12, 2015, a wholly owned subsidiary of the Company entered into a First Amendment with Contemporary, which modified the Contemporary Loan. Under the First Amendment: (i) the outstanding amount owing under the Contemporary Loan was reduced from $5.0 million to $3.0 million; (ii) restricted assets related to the loan of $2.0 million were used to reduce the outstanding amount owing under the Contemporary Loan, thus eliminating all restricted assets related to the loan; and (iii) the maturity date of the Contemporary Loan was extended from August 20, 2015 to November 20, 2015.
Amendment to Subordinated Convertible Note

On July 30, 2015, the Company and CAM entered into an amendment, effective July 31, 2015, to that certain 8% Subordinated Convertible Note issued by the Company to CAM and due July 31, 2015, with a principal amount as of such date of $4.8 million to, among other things: (i) extend the maturity date with respect to $1.5 million of the principal amount of the note to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share.
Additionally, the amendment modifies the Company’s right to prepay the note so that the Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to the note; provided, however, that: (i) the shares of the common stock issuable upon conversion of the note have been registered for resale under the Securities Act; (ii) at any time after the issue date of the note, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 150% of the then-current conversion price; and (iii) such prepayment may not be effected prior to July 31, 2016. The amendment also affords each of CAM and the Company the right to cause the redemption of all or any portion of the principal amount of the note upon a change of control (as defined in the note) at a redemption price equal to 115% of the sum of (i) outstanding principal amount to be redeemed, plus (ii) the amount of accrued and unpaid interest thereon.
Pursuant to the amendment, the Company paid to Cantone Research, Inc. (“CRI”), an affiliate of CAM, a fee equal to $37,500. The amendment also amends that certain Consulting Agreement, dated July 2, 2012, between the Company and CRI to: (i) reduce the annual consulting fee payable thereunder to $15,000 and further reduce such fee proportionately upon each repayment, redemption or conversion of the principal amount of the note; and (ii) terminate the Consulting Agreement upon the earlier of October 31, 2017, or the conversion, redemption or prepayment of the entire principal amount of the note.
CAM, CRI and certain of their affiliates, including Anthony J. Cantone, filed with the SEC in August 2014 a Schedule 13D/A reporting beneficial ownership of the Company’s common stock in excess of 5% of the total shares outstanding. For a description of certain arrangements with Mr. Cantone and his affiliates, see “Item 13. Certain Relationships and Related Party Transactions and Director Independence - Related Party Transactions - Cantone” in the Annual Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company” or “we”) own, lease, operate or manage for third-parties skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, North Carolina, Ohio, Oklahoma and South Carolina.
In July 2014, we announced that the Board of Directors had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, we are in the process of transitioning to third-parties the operations of the Company’s currently owned and operated healthcare facilities, which are principally skilled nursing facilities. In furtherance of this strategic plan, the Company is now focused on the ownership, acquisition and leasing of healthcare related properties.
As of June 30, 2015, we operated or managed fifteen facilities comprised of thirteen skilled nursing facilities, one assisted living facility and one independent living/senior housing facility totaling 1,572 beds. The Company’s facilities provide a range of health care services to patients and residents including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term residents and short-stay patients. As of June 30, 2015, of the fifteen facilities, we owned and operated nine facilities, leased and operated three facilities, and managed three facilities for third-parties.
As of June 30, 2015, we also leased fourteen owned and subleased eight leased skilled nursing and rehabilitation facilities and one owned assisted living facility to local third-party operators in the states of Alabama, Arkansas, Georgia, North Carolina and South Carolina.
During the three and six months ended June 30, 2015, we entered into certain leasing and operations transfer agreements for facilities located in Arkansas, Georgia, North Carolina and South Carolina, which are described below. Subsequent to June 30, 2015, the Company entered into certain leasing and operations transfer agreements for facilities located in Georgia and Ohio (see Note 16 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).
The following table provides summary information regarding the number of operational beds at the Company's facilities managed and operated by the Company as of June 30, 2015 (excluding discontinued operations):

		Number of Facilities
State	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	Total
Arkansas	129	1	—	—	1
Georgia	541	2	2	—	4
Ohio	705	4	1	3	8
Oklahoma	197	2	—	—	2
Total	1,572	9	3	3	15

Facility Type	Number of Operational Beds/Units	Owned	Leased	Managed For Third Parties	Total
Skilled Nursing	1,409	8	3	2	13
Assisted Living	80	1	—	—	1
Independent Living	83	—	—	1	1
Total	1,572	9	3	3	15

The following table provides summary information regarding the number of operational beds at our facilities leased and subleased to third parties as of June 30, 2015:

		Number of Facilities Leased and Subleased to Third-Parties
State	Number of Operational Beds/Units	Owned	Leased	Total
Alabama	304	2	—	2
Arkansas	829	8	—	8
Georgia	1,090	2	8	10
North Carolina	106	1	—	1
South Carolina	180	2	—	2
Total	2,509	15	8	23

Facility Type	Number of Operational Beds/Units	Owned	Leased	Total
Skilled Nursing	2,477	14	8	22
Assisted Living	32	1	—	1
Total	2,509	15	8	23

Liquidity Overview

At June 30, 2015, we had $15.3 million in cash and cash equivalents as well as restricted cash and investments of $14.4 million. Over the next 12 months, we anticipate both access to and receipt of several sources of liquidity. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. During the remainder of 2015, we anticipate positive cash flow from operations as we complete our transition to a healthcare property holding and leasing company and from other working capital changes. At June 30, 2015, we had $146.3 million in indebtedness of which the current portion is $27.6 million. We anticipate our operating cash requirements in 2015 as being less than in 2014 due to the Company's transition to a healthcare property holding and leasing company. We expect sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next twelve months. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2015 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness (for a more detailed discussion, see Note 3 - Liquidity and Profitability, located in Part I, Item 1., Notes to Consolidated Financial Statements).

Discontinued Operations
On April 1, 2015, the subleases commenced and operations transferred for four skilled nursing facilities located in Georgia and two skilled nursing facilities located in South Carolina (see Note 7 - Leases, located in Part I, Item 1., Notes to Consolidated Financial Statements).
On April 29, 2015, a wholly owned subsidiary of the Company (the “Companions Seller”) entered into an asset purchase agreement (the “Companions Sale Agreement”) with Gracewood Manor, LLC, an Oklahoma limited liability company (the “Companions Purchaser”), to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma. The Companions Sale Agreement may be terminated by the Companions Purchaser for any reason before the 30th day of the due diligence period set forth in the agreement. The sale is subject to the completion of satisfactory due diligence, the receipt of required licenses and other state regulatory approvals, and the satisfaction of other customary closing conditions. Pursuant to the Companions Sale Agreement, the sale price of $3.5 million is due to the Companions Seller on the closing date after completion of customary closing conditions. In connection with entering into the Companions Sale Agreement, the Companions Seller and Companions Purchaser entered into an operations transfer agreement to transfer the operations of Companions concurrent with the closing of the asset purchase agreement.
On May 1, 2015, the subleases commenced and operations transferred for seven skilled nursing facilities and one assisted living facility located in Arkansas (see Note 7 - Leases, located in Part I, Item 1., Notes to Consolidated Financial Statements).

On May 15, 2015, a wholly owned subsidiary of the Company (the “Bentonville Seller”) entered into an asset purchase agreement (the “Bentonville Sale Agreement”) with Bozeman Development, LLC, a Texas limited liability company (the “Bentonville Purchaser”), to sell Bentonville Manor, a 95-bed skilled nursing facility located in Bentonville, Arkansas. Upon satisfaction of the due diligence, the transaction closed on July 1, 2015 and the net sales proceeds of $3.4 million were remitted to the Bentonville Seller. In connection with entering into the Bentonville Sale Agreement, the Bentonville Seller and Bentonville Purchaser entered into an operations transfer agreement to transfer the operations of Bentonville Manor concurrent with the closing of the Bentonville Sale Agreement.

On June 1, 2015, the sublease commenced and operations transferred for one skilled nursing facility located in North Carolina (see Note 7 - Leases, located in Part I, Item 1., Notes to Consolidated Financial Statements).

On June 11, 2015, Riverchase Village ADK, LLC, a consolidating variable interest entity ("VIE") of the Company, entered into an asset purchase agreement (the "Riverchase Sale Agreement") to sell Riverchase, a 105-bed assisted living facility located in Hoover, Alabama. The sale is subject to the completion of satisfactory due diligence, the receipt of required licenses and other state regulatory approvals, and the satisfaction of other customary closing conditions (see Note 16 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).

For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified in the activities below. For a historical description of the Company's discontinued entities, see Item 8, Notes to Consolidated Financial Statements - Note 11 - Discontinued Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report").
The following table summarizes the activity of discontinued operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2015	2014	2015	2014
Total revenues from discontinued operations	$6,182	$37,532	$33,822	$74,004
Net income (loss) from discontinued operations	$(3,151)	$4,075	$(2,818)	$7,713
Interest expense, net from discontinued operations	$309	$313	$616	$622

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
Average occupancy rates at all of our facilities, excludes discontinued operations and managed facilities, for the three and six months ended June 30, 2015 and 2014, were as follows:

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
All facilities	82.1%	83.6%	82.4%	83.9%
Patient mix at our eleven skilled nursing facilities, excluding discontinued operations and managed facilities, for the three and six months ended June 30, 2015 and 2014, was as follows:

	Patient Mix (SNF only)		Patient Mix (SNF only)
	Three Months Ended June 30,		Six Months Ended June 30,
	All Facilities		All Facilities
	2015	2014	2015	2014
Medicare	14.1%	14.9%	14.3%	14.6%
Medicaid	69.0%	70.8%	68.7%	70.8%
Other	16.9%	14.3%	17.0%	14.6%
Total	100.0%	100.0%	100.0%	100.0%
On July 31, 2014, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule outlining fiscal year 2015 (which began October 1, 2014) Medicare payment rates for skilled nursing facilities. Based on the changes contained within the rule, CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0%, from payments in fiscal year 2014 (which began October 1, 2013), which represents a higher update factor than the 1.3% update finalized for skilled nursing facilities in fiscal year 2014. This estimated increase is attributable to a 2.5% market basket increase, reduced by the 0.5 percentage point multifactor productivity adjustment required by law.
On July 30, 2015, CMS issued a final rule outlining fiscal year 2016 (which begins October 1, 2015) Medicare payment rates for skilled nursing facilities. Based on the changes contained within the rule, CMS estimates that aggregate payments to skilled nursing facilities will increase by $430 million, or 1.2%, from payments in fiscal year 2015 (which began October 1, 2014), which represents a lower update factor than the 2.0% update finalized for skilled nursing facilities in fiscal year 2015. This estimated increase is attributable to a 2.3% market basket increase, reduced by a 0.6 percentage point forecast error adjustment and further reduced by the 0.5 percentage point multifactor productivity adjustment required by law.
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
Average occupancy and reimbursement rates at the Company’s eleven skilled nursing facilities for the three and six months ended June 30, 2015 and 2014, were as follows:

	For the Three Months Ended June 30, 2015
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Arkansas	129	129	62.6%	7.9%	$1,338	$452.42	$153.52
Georgia	541	541	86.4%	14.3%	$9,023	$446.82	$162.24
Ohio	293	293	84.9%	14.2%	$5,215	$442.79	$167.57
Oklahoma	197	197	75.6%	17.0%	$2,744	$435.49	$144.06
Total	1,160	1,160	81.5%	14.1%	$18,320	$443.88	$159.81

	For the Three Months Ended June 30, 2014
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Arkansas	129	129	59.9%	7.0%	$1,345	$435.63	$151.96
Georgia	541	541	90.3%	14.8%	$9,492	$444.97	$164.76
Ohio	293	293	83.5%	14.2%	$5,068	$425.04	$165.01
Oklahoma	197	197	72.6%	21.0%	$2,919	$472.49	$145.13
Total	1,160	1,160	82.2%	14.9%	$18,823	$445.56	$161.11

	For the Six Months Ended June 30, 2015
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Arkansas	129	129	65.1%	8.8%	$2,794	$431.65	$153.49
Georgia	541	541	87.2%	13.7%	$18,311	$460.16	$164.41
Ohio	293	293	83.9%	15.6%	$10,470	$443.53	$166.54
Oklahoma	197	197	75.5%	17.3%	$5,448	$436.68	$144.15
Total/Average	1,160	1,160	82.0%	14.3%	$37,023	$449.50	$160.78

	For the Six Months Ended June 30, 2014
State (SNF only)	Operational Beds at Period End (1)	Period's Average Operational Beds	Occupancy (Operational Beds)	Medicare Utilization (Skilled %ADC) (2)	Total Revenues	Medicare (Skilled) $PPD (3)	Medicaid $PPD (3)
Arkansas	129	129	65.2%	8.3%	$2,884	$424.02	$152.19
Georgia	541	541	90.7%	14.0%	$19,158	$463.46	$164.52
Ohio	293	293	84.3%	15.2%	$10,273	$434.61	$164.52
Oklahoma	197	197	70.3%	19.2%	$5,377	$449.24	$145.11
Total/Average	1,160	1,160	82.8%	14.6%	$37,692	$451.02	$160.92

(1) Excludes managed beds which are not consolidated.
(2) ADC is the Average Daily Census.
(3) PPD is the Per Patient Day equivalent.

Critical Accounting Policies

We prepare financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We base estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change.
During the six months ended June 30, 2015, we adopted Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, which amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU is applied prospectively and is effective for the Company for the 2015 annual and interim periods.
Results of Operations

Comparison for the three months ended June 30, 2015 and 2014

The table below summarizes the operating results of continuing operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(Amounts in 000’s)	2015	2014	Change	Percent Change
Revenues:
Patient care revenues	$18,865	$19,467	$(602)	(3.1)%
Management revenues	256	304	(48)	(15.8)%
Rental revenues	4,205	296	3,909	1,320.6%
Total revenues	23,326	20,067	3,259	16.2%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	16,862	16,013	849	5.3%
General and administrative expense	2,513	4,179	(1,666)	(39.9)%
Facility rent expense	1,932	923	1,009	109.3%
Depreciation and amortization	1,797	1,856	(59)	(3.2)%
Salary retirement and continuation costs	(39)	1,282	(1,321)	(103.0)%
Total expenses	23,065	24,253	(1,188)	(4.9)%

Income (loss) from operations	261	(4,186)	4,447	(106.2)%
Other expense:
Interest expense, net	(2,279)	(2,601)	322	(12.4)%
Other expense	(194)	(83)	(111)	—%
Total other expense, net	(2,473)	(2,684)	211	(7.9)%

Loss from continuing operations before income taxes	(2,212)	(6,870)	4,658	(67.8)%
Income tax benefit (expense)	—	—	—	—%
Loss from continuing operations	$(2,212)	$(6,870)	$4,658	(67.8)%

Patient Care Revenues—Total patient care revenues decreased by $0.6 million, or 3.1%, for the three months ended June 30, 2015, as compared with the same period in 2014. The decrease was primarily due to a slight decrease in the skilled nursing facility occupancy rate from 82.2% to 81.5% and a decrease in the skilled nursing facility average Medicare reimbursement rate per patient day from $445.56 to $443.88, or 0.4%.

Management Revenues—Management revenues decreased by $0.05 million, or 15.8%, for the three months ended June 30, 2015, as compared with the same period in 2014. The decrease is primarily due to the discontinuance of a management agreement effective as of December 31, 2014.

Rental Revenues—Rental revenues increased by $3.9 million, or 1,320.6%, for the three months ended June 30, 2015, as compared with the same period in 2014. The increase reflects the Company's continuing transition to a healthcare property holding and leasing company in 2015 and accordingly a greater amount of rental revenue as entities transition and facilities are leased to third parties.

Cost of Services—Cost of services increased by $0.8 million, or 5.3%, during the three months ended June 30, 2015, as compared with the same period in 2014. The increase is primarily due to the following: (i) an increase of $0.8 million in bad debt expense; (ii) an increase of $0.3 million in nursing expense; (iii) an increase of $0.2 million in professional liability insurance expense; and (iv) an increase of $0.2 million in pharmacy (Medicare) expense. The increases were offset only by decreases to administration, therapy, and social services of $0.6 million, $0.1 million, and $0.1 million, respectively. Cost of services as a percentage of patient care revenue increased from 82.3% for the three months ended June 30, 2014, to 89.4% for the three months ended June 30, 2015.

General and Administrative—General and administrative costs decreased by $1.7 million, or 39.9%, during the three months ended June 30, 2015, as compared with the same period in 2014. The net decrease is primarily due to the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $1.2 million, partially offset by an increase in contract services expense of approximately $0.2 million; (ii) a decrease of $0.3 million in legal expenses; and (iii) a decrease of approximately $0.1 million in travel and other reimbursable expenses.

Facility Rent Expense —Facility rent expense increased by $1.0 million, or 109.3%, during the three months ended June 30, 2015, as compared with the same period in 2014. The increase is primarily due to the treatment of certain facility rent expense as part of continuing operations for the three months ended June 30, 2015, in connection with the Company's continuing transition to a healthcare property holding and leasing company. Prior to the announcement of the transition plan, certain facility rent expense was classified as part of discontinued operations for the three months ended June 30, 2014.

Salary retirement and continuation costs —Salary retirement and continuation costs decreased by $1.3 million, or 103.0%, during the three months ended June 30, 2015, as compared with the same period in 2014. The decrease reflects the Company's continuing transition to a healthcare property holding and leasing company wherein staff reductions and related severance packages were recognized in 2014.

Depreciation and Amortization—Depreciation and amortization decreased by $0.06 million, or 3.2%, during the three months ended June 30, 2015, as compared with the same period in 2014. The decrease is primarily due to certain assets becoming fully depreciated in 2014 and the decrease in capital expenditures for the three months ended June 30, 2015, as compared with the same period in 2014.

Interest Expense, net—Interest expense, net decreased by $0.3 million, or 12.4%, during the three months ended June 30, 2015, as compared with the same period in 2014. The decrease is primarily due to the refinancing of certain loan agreements to more favorable terms and the extinguishment of certain other debt (for further information, see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements).

Comparison for the six months ended June 30, 2015 and 2014

The table below summarizes the operating results of continuing operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase (Decrease)
(Amounts in 000’s)	2015	2014	Amount	Percent
Revenues:
Patient care revenues	$38,088	$38,944	$(856)	(2.2)%
Management revenues	474	786	(312)	(39.7)%
Rental revenues	5,545	593	4,952	835.1%
Total revenues	44,107	40,323	3,784	9.4%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	33,822	31,907	1,915	6.0%
General and administrative expenses	5,683	8,740	(3,057)	(35.0)%
Facility rent expense	3,021	1,855	1,166	62.9%
Depreciation and amortization	3,473	3,614	(141)	(3.9)%
Salary retirement and continuation costs	(47)	1,282	(1,329)	—%
Total expense	45,952	47,398	(1,446)	(3.1)%
Income (loss) from operations	(1,845)	(7,075)	5,230	(73.9)%
Other expense:
Interest expense, net	(4,769)	(5,174)	(405)	(7.8)%
Loss on extinguishment of debt	(680)	(583)	97	16.6%
Other expense	(480)	(191)	289	151.3%
Total other expense, net	(5,929)	(5,948)	(19)	(0.3)%
Loss from continuing operations before income taxes	(7,774)	(13,023)	(5,249)	(40.3)%
Income tax expense	(20)	(8)	12	150.0%
Loss from continuing operations	$(7,794)	$(13,031)	$(5,237)	(40.2)%

Patient Care Revenues—Total patient care revenues decreased by $0.9 million, or 2.2%, for the six months ended June 30, 2015 as compared with the same period in 2014. The decrease was primarily due to a slight decrease in the skilled nursing facility occupancy rate from 82.8% to 82.0% and a decrease in the skilled nursing facility average Medicare reimbursement rate per patient day from $451.02 to $449.50, or 0.3%.
Management Revenues—Management revenues decreased approximately $0.3 million, or 39.7%, for the six months ended June 30, 2015, as compared with the same period in 2014. The decrease is primarily due to the discontinuance of managements agreement effective as of March 1, 2014 and December 31, 2014.
Rental Revenues—Rental revenues increased by $5.0 million, or 835.1% for the six months ended June 30, 2015, as compared with the same period in 2014.   The increase reflects the Company's continuing transition to a healthcare property holding and leasing in 2015 and accordingly a greater amount of rental revenue as entities transition and facilities are leased to third parties.

Cost of Services—Cost of services increased approximately $1.9, or 6.0%, for the six months ended June 30, 2015, as compared with the same period in 2014. The increase is primarily due to the following: (i) an increase of $0.9 million in bad debt expense; (ii) an increase of $0.3 million in nursing expense; (iii) an increase of $0.2 million in insurance expense; and (iv) an increase of $0.2 million in pharmacy (Medicare) expense. The increases were offset only by a decrease to social services of $0.1 million. Cost of services as a percentage of patient care revenue increased from 81.9% for the six months ended June 30, 2014, to 88.8% for the six months ended June 30, 2015.

General and Administrative—General and administrative costs decreased by $3.1 million to $5.7 million for the six months ended June 30, 2015, compared with $8.7 million for the same period in 2014. The net decrease is primarily due to the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $2.6 million, partially offset by an increase in contract services expense of approximately $0.7 million; (ii) a decrease of $0.3 million in legal expenses; and (iii) a decrease of approximately $0.2 million in travel and other reimbursable expenses.
 Facility Rent Expense—Facility rent expense for the six months ended June 30, 2015, increased by approximately $1.1 million to $3.0 million, compared with $1.9 million for the same period in 2014, respectively. The increase is primarily due to the treatment of certain facility rent expense as part of continuing operations for the six months ended June 30, 2015, in connection with the

Company's continuing transition to a healthcare property holding and leasing company. Prior to the announcement of the transition plan, certain facility rent expense was classified as part of discontinued operations for the six months ended June 30, 2014.
Salary retirement and continuation costs —Salary retirement and continuation costs decreased by $1.3 million, or 103.7%, during the six months ended June 30, 2015, as compared with the same period in 2014.  The decrease reflects the Company's continuing transition to a healthcare property holding and leasing company wherein staff reductions and related exit packages were recognized in 2014.

Depreciation and Amortization—Depreciation and amortization for the six months ended June 30, 2015, decreased by $0.1 million to $3.5 million, compared with $3.6 million for the same period in 2014. The decrease is primarily due to certain assets becoming fully depreciated in 2014 and the decrease in capital expenditures for the six months ended June 30, 2015, as compared with the same period in 2014

Interest Expense, net—Interest expense, net decreased by $0.4 million, or 7.8%, to $4.8 million for the six months ended June 30, 2015, compared with $5.2 million for the same period in 2014. The decrease is primarily due to the refinancing of certain loan agreements to more favorable terms and the extinguishment of certain other debt (for further information, see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements).
Loss on Extinguishment of Debt—The Company recognized a loss on extinguishment of debt of approximately $0.7 million for the six months ended June 30, 2015, compared with approximately $0.6 million for the same period in 2014. The $0.7 million loss is due to the February 2015 issuance of promissory notes related to the refinancing of certain loan agreements with one of our lenders (for further information, see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements).
Other Expense—The Company recognized approximately $0.5 million of other expense for the six months ended June 30, 2015, compared with approximately $0.2 million for the same period in 2014. The increase is primarily due to additional costs associated with the Company's continuing transition to a healthcare property holding and leasing company and legal fees associated with ongoing litigation matters.
Income Tax Expense—The Company recognized income tax expense of approximately $0.02 million for the six months ended June 30, 2015, compared with approximately $0.01 million for the same period in 2014. The increase of $0.01 million is primarily due to the submission of additional filing extensions related to the 2014 tax year.
Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2015, we had $15.3 million in cash and cash equivalents as well as restricted cash and investments of $14.4 million. Over the next 12 months, we anticipate both access to and receipt of several sources of liquidity.

At June 30, 2015, we had one facility, three office buildings and one VIE held for sale that we anticipate selling in 2015. We expect that the cash proceeds and the release of restricted cash on the sale of the VIE and the sale of the one facility will be approximately equivalent to the related debt obligations. We expect that the cash proceeds from the sale of the office buildings will exceed related debt obligations by approximately $0.6 million.

We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced short-term acquisition debt, including seller notes, with traditional long-term mortgage notes, some of which have been executed under government guaranteed lending programs.

During the remainder of 2015, we anticipate net proceeds of approximately $1.6 million on refinancing of existing debt, primarily in the fourth quarter of 2015, subject to approval by the United States Department of Housing and Urban Development.

We maintain two revolving lines of credit for which we have limited remaining capacity. All balances on these lines of credit are expected to be repaid in 2015. Given the Company's ongoing transition out of healthcare operations, we do not anticipate any additional draws on these credit lines.

On April 13, 2015, we issued and sold 575,000 shares of Series A Cumulative Redeemable Preferred Stock, no par value per share and liquidation preference of $25.00 per share (the “Series A Preferred Stock”), in a “best efforts” registered public offering for a public offering price of $25.75 per share. In connection therewith, we received net proceeds of $13.8 million, after the payment of underwriting commissions and discounts and other offering expenses payable by the Company.

On June 2, 2015, we issued and sold 588,235 shares of Series A Preferred Stock in a “best efforts” registered public offering for a public offering price of $25.50 per share. In connection therewith, we received net proceeds of approximately $14.2 million after the payment of underwriting commissions and discounts and other offering expenses payable by the Company (see Note 11 - Dividends and Equity, located in Part I, Item 1., Notes to Consolidated Financial Statements).

On July 21, 2015, we entered into separate at market issuance sales agreements with two sales agents, pursuant to which we may offer and sell, from time to time, up to 800,000 shares of Series A Preferred Stock through an “at the market” offering program (see Note 16 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).

On July 30, 2015, we entered into an amendment, effective July 31, 2015, to a certain 8% subordinated convertible note issued by the Company and due July 31, 2015, with a then-current principal amount of $4,847,000, to, among other things: (i) extend the maturity date of such note with respect to $1,500,000 of its principal amount to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share (see Note 9 - Notes Payable and Other Debt, Note 15 - Related Party Transactions and Note 16 - Subsequent Events, each of which is located in Part I, Item 1., Notes to Consolidated Financial Statements).

Other liquidity sources include to a lesser extent, the proceeds from the exercise of options and warrants.

Cash Requirements

At June 30, 2015, we had $146.3 million in indebtedness of which the current portion was $27.6 million. This current portion is comprised of: (i) convertible debt of approximately $4.5 million; (ii) debt of held for sale entities of approximately $15.3 million, which is primarily senior debt - bond and mortgage indebtedness; and (iii) remaining debt of approximately $7.8 million which includes revolver debt, senior debt - bonds, and senior debt - mortgage indebtedness (for a complete debt listing and credit facility detail, see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements).

The convertible debt includes the 8% subordinated convertible note which was amended effective July 31, 2015 and described under "-Sources of Liquidity" (see Note 9 - Notes Payable and Other Debt, Note 15 - Related Party Transactions and Note 16 - Subsequent Events, each of which is located in Part I, Item 1., Notes to Consolidated Financial Statements).

The current debt maturing in 2015 for all other debt approximates $7.8 million. As indicated previously, we routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

We anticipate net principal disbursements of approximately $9.8 million over the next twelve months which reflect the offset of anticipated proceeds on refinancing of approximately $2.5 million. We anticipate operating cash requirements in 2015 as being less than in 2014 due to the Company's transition to a healthcare property holding and leasing company. Based on the described sources of liquidity and related cash requirements, we expect sufficient funds for its operations, scheduled debt service, and capital expenditures at least through the next twelve months. On a longer term basis, at June 30, 2015, we have approximately $64.2 million of debt maturities due over the next two-year period, ending June 30, 2017, excluding convertible notes which are convertible into shares of common stock. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2015 and beyond. We believe the Company's long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy the Company's capital needs, we seek to:(i) improve operating results through a series of leasing and subleasing transactions with favorable terms and consistent and predictable cash flow; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities on terms favorable to the Company. We anticipate that these actions, if successfully executed, will provide the opportunity to maintain liquidity on a short-and-long term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results or the transition of the Company to primarily a property holding and leasing company will be achieved. We currently have limited borrowing availability under our existing revolving credit facilities.

Cash Flows
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2015	2014
Net cash used in operating activities - continuing operations	$(6,402)	$(11,246)
Net cash provided by (used in) operating activities - discontinued operations	(2,275)	2,708
Net cash provided by (used in) investing activities - continuing operations	(4,908)	5,640
Net cash used in investing activities - discontinued operations	(1,408)	(1,585)
Net cash provided by (used in) financing activities - continuing operations	19,608	(3,711)
Net cash used in financing activities - discontinued operations	(10)	(33)
Net change in cash and cash equivalents	4,605	(8,227)
Cash and cash equivalents at beginning of period	10,735	19,374
Cash and cash equivalents at end of period	$15,340	$11,147

Six Months Ended June 30, 2015

Net cash used by operating activities—continuing operations for the six months ended June 30, 2015, was approximately $6.4 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent expense in excess of cash paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $2.3 million.
Net cash used by investing activities—continuing operations for the six months ended June 30, 2015, was approximately $4.9 million. This is primarily the result of a increase in restricted cash deposits of approximately $4.2 million and capital expenditures of approximately $0.7 million. Net cash used in investing activities—discontinued operations was approximately $1.4 million related to restricted cash changes and capital expenditures.
Net cash provided by financing activities—continuing operations was approximately $19.6 million for the six months ended June 30, 2015. This is primarily the result of cash proceeds received from preferred stock issuances and additional debt borrowings. These proceeds were offset primarily by repayments of existing debt obligations and payments of dividends. Net cash used in financing activities—discontinued operations was $0.01 million.
Six Months Ended June 30, 2014

Net cash used in operating activities—continuing operations for the six months ended June 30, 2014, was $11.2 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent expense in excess of cash paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash provided by operating activities—discontinued operations was approximately $2.7 million.
Net cash provided by investing activities—continuing operations for the six months ended June 30, 2014, was approximately $5.6 million. This is primarily the result of a decrease in restricted cash deposits of approximately $7.3 million while offset by capital expenditures of approximately $1.6 million. Net cash used in investing activities—discontinued operations was approximately $1.6 million related to restricted cash changes and capital expenditures.
Net cash used in financing activities—continuing operations was approximately $3.7 million for the six months ended June 30, 2014.  This is primarily the result of cash proceeds received from additional debt borrowings, partially offset by repayments of existing debt obligations and payments of preferred stock dividends. Net cash used in financing activities—discontinued operations was $0.03 million.
Notes Payable and Other Debt

For information regarding the Company's debt financings, please refer to Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Receivables

The Company’s operations could be adversely affected if we experience significant delays in: (i) reimbursement from Medicare, Medicaid or other third-party revenue sources; or (ii) collection of rent from third-party operators. As the Company continues its transition to a healthcare property holding and leasing company, our operations will become less dependent upon patient care reimbursements and increasingly dependent upon the collection of rent. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash and patient accounts receivable) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity.
Accounts receivable totaled $16.7 million at June 30, 2015, compared to $24.3 million at December 31, 2014, representing approximately 53 and 44 days of revenue in accounts receivable as of June 30, 2015 and December 31, 2014, respectively.
The allowance for doubtful accounts was $10.9 million and $6.7 million at June 30, 2015 and December 31, 2014, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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
Off-Balance Sheet Arrangements

There were $3.8 million of outstanding letters of credit at both June 30, 2015 and December 31, 2014. For the period ended June 30, 2015, the outstanding letter of credit were fully collateralized with restricted cash deposits. For the period ended December 31, 2014, the outstanding letters of credit were fully collateralized with accounts receivable.

Operating Leases
We lease a total of eleven skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of ten to twelve years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs; three of the skilled nursing facilities that are leased are also operated by the Company. We also lease certain office space with similar provisions as the aforementioned skilled nursing facility leases.
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
As previously disclosed, on May 18, 2015, the landlord delivered to the Company a notice which alleges that the Company is in default under the Prime Lease for, among other reasons, subleasing the facilities to third-party operators without the landlord’s written consent and reserves the landlord’s right to terminate the Prime Lease and/or pursue any other remedy available at law or in equity. The Company does not believe that it is in default under the Prime Lease and is in discussions with the landlord regarding the matter.
Two of the Company's facilities are operated under a single indivisible lease; therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has an initial term of twelve years into 2022 and two optional ten-year renewal terms, and includes covenants and restrictions. We are required to make minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities. As of June 30, 2015, we are in compliance with all financial and administrative covenants of this lease agreement.
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015(a)	$4,000
2016	7,980
2017	8,062
2018	8,188
2019	7,861
Thereafter	8,279
Total	$44,370
(a) Estimated minimum lease payments for the year ending December 31, 2015, include only payments to be recorded after June 30, 2015.
We have also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.
Leased and Subleased Facilities to Third-Party Operators
In connection with the Company's strategic plan to transition to a healthcare property holding and leasing company, twenty-three facilities (fifteen owned by us and eight leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
Future minimum lease receivables from the Company’s facilities leased and subleased to third party operators for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015(a)	$10,273
2016	21,146
2017	21,596
2018	22,030
2019	21,753
Thereafter	75,834
Total	$172,632
(a) Estimated minimum lease receivables for the year ending December 31, 2015, include only payments to be received after June 30, 2015.
For further details regarding the Company's leased and subleased facilities to third-party operators, see below and also Note 16 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements and Note 7 - Leases included in the Annual Report.
Arkansas Leases
On January 16, 2015, ten wholly owned subsidiaries (each, an “Aria Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Aria Sublessor leases one of ten skilled nursing facilities located in Arkansas, and owned by a subsidiary of AdCare, to an affiliate of Aria Health Group, LLC (each, an "Aria Sublessee"), which subleases were originally scheduled to commence on March 1, 2015, subject to, among other things: (i) such Aria Sublessee’s receipt of all licenses and other approvals from the State of Arkansas to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Aria Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease.
On April 30, 2015, the Company entered into a Lease Inducement Fee Agreement (the "Aria Lease Inducement") with Aria Health Consulting, LLC. The Aria Lease Inducement provided for a one-time payment from the Company to Aria Health Consulting, LLC equal to $2.0 million minus the security deposits and first month's base and special rent for all Aria Sublessees. On April 30, 2015, in connection with the Aria Lease Inducement, the eight sublease agreements with the Aria Sublessees were amended to, among other things, provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which was subtracted from the lease inducement fee paid by the Company under the Aria Lease Inducement).
On April 30, 2015, two Aria Sublessors entered into separate sublease termination agreements with two Aria Sublessees, pursuant to which each Aria Sublessor and Aria Sublessee mutually agreed to terminate two of the separate sublease agreements previously entered into on January 16, 2015. The remaining eight sublease agreements commenced on May 1, 2015. In connection with entering into the sublease agreements, each Aria Sublessor and Aria Sublessee also entered into an operations transfer agreement with respect to the applicable facility, each containing customary terms and conditions relating to the transfer of operations of the skilled nursing facilities.
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
On July 17, 2015, the Company, on behalf of each Aria Sublessor, and Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”) and acting on behalf of each Aria Sublessee, entered into a letter agreement whereby the parties agreed to amend the sublease agreements to reflect a onetime equitable adjustment to annual base rent, for the collective benefit of each Aria Sublessee, in the aggregate amount of $360,000. On July 17, 2015, the Company made a short-term loan to HAH and, in connection therewith, HAH executed a promissory note in the amount $1.2 million in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 12.5% per annum (see Note 16 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).
Georgia Leases
On January 31, 2015, a wholly owned subsidiary (“Wellington Sublessor”) of the Company entered into separate sublease agreements pursuant to which Wellington Sublessor leases two skilled nursing facilities located in Georgia, to affiliates of Wellington Health Services, L.L.C (each a "Wellington Sublessee"). Each sublease agreement was subject to, among other things, each Wellington Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The subleases commenced on April 1, 2015. The facilities are currently leased by Wellington Sublessor, as tenant, pursuant to the Prime Lease. Each sublease agreement is structured as triple net lease wherein the Wellington Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of each sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If Wellington Sublessor and landlord agree to extend the term of the Prime Lease, Wellington Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the two sublease agreements in the first year will be $3.9 million in the aggregate, and the annual rent under each sublease will escalate at 1% each year through the initial term and 2% per year through the renewal term, if any. The sublease agreements are cross-defaulted. In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of Wellington Sublessor) and the Wellington Sublessees also entered into operations transfer agreements with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly owned subsidiary (“College Park Sublessor”) of the Company entered into separate sublease agreements pursuant to which College Park Sublessor leases one skilled nursing facility located in Georgia, to affiliates of C.R. of College Park, LLC (the "College Park Sublessee"). The sublease agreement was subject to, among other things, the College

Park Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the College Park Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.6 million annually, and the annual rent will escalate at $12,000 annually through the lease term. The sublease commenced on April 1, 2015. In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of College Park Sublessor) and the College Park Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On February 18, 2015, a wholly owned subsidiary (“Autumn Breeze Sublessor”) of the Company entered into a sublease agreement pursuant to which Autumn Breeze Sublessor will lease one skilled nursing facility located in Georgia, to affiliates of C.R. of Autumn Breeze, LLC (the "Autumn Breeze Sublessee"). The sublease agreement is subject to, among other things, the Autumn Breeze Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the Autumn Breeze Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.8 million annually, and the annual rent will escalate at $12,000 annually through the initial lease term. In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of Autumn Breeze Sublessor) and the Autumn Breeze Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On March 17, 2015, a wholly owned subsidiary (“LaGrange Sublessor”) of the Company entered into a sublease agreement pursuant to which LaGrange Sublessor leases one skilled nursing facility located in Georgia, to affiliates of C.R. of LaGrange, LLC (the "LaGrange Sublessee") The sublease agreement was subject to, among other things, the LaGrange Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease commenced on April 1, 2015. The facilities are currently leased by LaGrange Sublessor, as tenant, pursuant to the Prime Lease. The sublease agreement is structured as triple net lease wherein the LaGrange Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If LaGrange Sublessor and landlord agree to extend the term of the Prime Lease, LaGrange Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the sublease agreement in the first two years will approximate $1.0 million annually, and the annual rent will escalate at 3.0% annually through the lease term. In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of LaGrange Sublessor) and the LaGrange Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On July 20, 2015, a wholly owned subsidiary of the Company (the “Georgia Sublessor”) entered into a sublease agreement pursuant to which the Georgia Sublessor will lease two skilled nursing facilities located in Georgia to affiliates of Wellington Health Services, L.L.C (see Note 16 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).
North Carolina and South Carolina Leases
On February 27, 2015, three wholly owned subsidiaries (each, a “Symmetry Healthcare Sublessor”) of the Company entered into separate sublease agreements pursuant to which each Symmetry Healthcare Sublessor leases one skilled nursing facility located in North Carolina and two skilled nursing facilities located in South Carolina, respectively, to a wholly-owned subsidiary of Symmetry Healthcare Management (each, a "Symmetry Healthcare Sublessee"). The sublease agreements were subject to, among other things: (i) such Symmetry Healthcare Sublessee’s receipt of all licenses and other approvals from the states of North Carolina and South Carolina to operate such facilities, respectively; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Symmetry Healthcare Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is fifteen years with a five-year renewal option. The annual rent under all of the sublease agreements in the first year will be $1.8 million in the aggregate, and the annual rent under each sublease will escalate at 3% each year through the initial term and upon renewal. The sublease agreements are cross-defaulted. In connection with entering into the sublease agreements, each Symmetry Healthcare Sublessor and Symmetry Healthcare Sublessee also entered into an operations transfer agreement with respect to the applicable North Carolina and South Carolina facilities, each containing customary terms and conditions.
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
On May 31, 2015, the Symmetry Healthcare Sublessor for the Mountain Trace Rehabilitation and Nursing Center entered into a Second Amendment to the Lease Agreement, which amended the sublease agreement to, among other things: (i) reduce the first year base rent from $59,000 to $54,000; and (ii) specify a specific rent of $59,000 for the second year of the lease rather than the prior provision that the second year lease rate shall equal one hundred three percent (103%) of the base rent payable for the immediately preceding lease year.
The subleases for the two South Carolina and one North Carolina skilled nursing facilities commenced on April 1, 2015 and June 1, 2015, respectively.
Oklahoma Leases
On May 1, 2015, two wholly owned subsidiaries (each, a “Sublessor”) of the Company entered into separate sublease agreements with Southwest LTC-Quail Creek, LLC and Southwest LTC-NW OKC, LLC (each, a "Sublessee") pursuant to which each Sublessor will lease one of two skilled nursing facilities. The two facilities are as follows:

▪	Quail Creek Nursing Home, a 109-bed skilled nursing facility located in Oklahoma City, OK.

▪	Northwest Nursing Center, an 88-bed skilled nursing facility located in Oklahoma City OK.

The leases commence on October 1, 2015, subject to, among other things: (i) such Sublessee’s receipt of all licenses and other approvals from the State of Oklahoma to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is ten years with two separate renewal terms of five years each. The annual cash rent under all of the sublease agreements in the first year will be $0.96 million and will escalate thereafter on an annual basis through the initial term and any renewal terms. The sublease agreements are cross-defaulted. In connection with entering into the sublease agreements, each Sublessor and Sublessee also entered into an operations transfer agreement with respect to the applicable facilities, each containing customary terms and conditions.

Adjusted EBITDA from continuing operations

Due to the material amount of non-cash related items included in the Company’s results of operations, we have developed an Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA from continuing operations”)  metric which provides management with a clearer view of operational uses of cash (see the table below).
“Adjusted EBITDA from continuing operations” is a measure of operating performance that are not calculated in accordance with GAAP. We define “Adjusted EBITDA from continuing operations” as net income (loss) from continuing operations before interest expense, income tax expense, depreciation and amortization (including amortization of non-cash stock-based compensation), loss on extinguishment of debt, and other non-routine adjustments.  We have provided below supplemental financial disclosure for these measures, including the most directly comparable GAAP measure (Net Loss) and an associated reconciliation.

The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2015	2014	2015	2014
Condensed Consolidated Statements of Operations Data:
Net loss	$(5,363)	$(2,795)	$(10,612)	$(5,318)
Discontinued operations	3,151	(4,075)	2,818	(7,713)
Net loss from continuing operations (Per GAAP)	(2,212)	(6,870)	(7,794)	(13,031)
Add back:
Interest expense, net	2,279	2,601	4,769	5,174
Income tax expense	—	—	20	8
Amortization of stock based compensation	229	226	432	738
Depreciation and amortization	1,797	1,856	3,473	3,614
Loss on extinguishment of debt	—	—	680	583
Other adjustments	70	84	225	193
New business model expenses	123	—	255	—
Salary retirement and continuation costs	(39)	1,282	(47)	1,282
Adjusted EBITDA from continuing operations	$2,247	$(821)	$2,013	$(1,439)

Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for net income, income from operations or cash flows provided by, or used in, operations as determined in accordance with GAAP.
We believe Adjusted EBITDA from continuing operations is useful to investors in evaluating the Company’s performance, results of operations and financial position for the following reasons:

•	It is helpful in identifying trends in the Company’s day-to-day performance because the items excluded have little or no significance to the Company’s day-to-day operations;

•
It provides an assessment of controllable expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance; and

•	It provides data that assists management determine whether or not adjustments to current spending decisions are needed.

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

Part II.  Other Information

Item 1.  Legal Proceedings.

There are no material developments other than disclosed as previously reported in: (i) the section entitled "Note to Consolidated Financial Statements, Note 14 - Commitments and Contingencies" of this Quarterly Report and "Note to Consolidated Financial Statements, Note 20 - Subsequent Events" of the Annual Report.
Item 1A.  Risk Factors.

Disclosure in response to Item 1A of Form 10-Q is not required to be provided by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2015, the Company issued to one current director 5,151 and 5,151 shares of common stock upon exercise of warrants with exercise prices of $1.04 and $1.93, respectively. During the three months ended June 30, 2015, the Company issued to one former director 58,884 shares of common stock upon exercise of warrants with an exercise price of $1.04. The warrants were originally issued to the recipients in November 2007, and subsequently amended in November 2009, as partial compensation for service to the Company. The shares of common stock were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of Section 4(a)(2) of the Securities Act. The Company based such reliance upon, among other things, the isolated and private nature of the transaction and upon the recipients’ status and relationship to the Company and representations made by them regarding investment intent, sophistication, and access to information.

For additional information on the Company’s outstanding options and warrants, see Note 12 - Stock Based Compensation, located in Part I, Item 1., Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Companions Specialized Care
In August 2012, a wholly owned subsidiary of the Company financed the acquisition of Companions by entering into a loan agreement for $5.0 million ("Contemporary Loan") with Contemporary Healthcare Capital LLC ("Contemporary"). The loan originally matured on August 20, 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum.
On August 12, 2015, a wholly owned subsidiary of the Company entering into a First Amendment to Promissory Note (the "First Amendment") with Contemporary, which modified the Contemporary Loan. Under the First Amendment: (i) the outstanding amount owing under the Contemporary Loan was reduced from $5.0 million to $3.0 million; (ii) restricted assets related to the loan of $2.0 million were used to reduce the outstanding amount owing under the Contemporary Loan, thus eliminating all restricted assets related to the loan; and (iii) the maturity date of the Contemporary Loan was extended from August 20, 2015 to November 20, 2015.
Riverchase

On June 11, 2015, Riverchase Village ADK, LLC, a consolidating variable interest entity of the Company, entered into an asset purchase agreement (the "Riverchase Sale Agreement") with Omega Communities, LLC ("Omega") to sell Riverchase, a 105-bed assisted living facility located in Hoover, Alabama. The purchase price for the Riverchase facility was $6.8 million and was originally scheduled to close on or before July 31, 2015 subject to the purchaser's right to extend the closing date to August 31, 2015. The sale is subject to the completion of satisfactory due diligence, the receipt of required licenses and other state regulatory approvals, and the satisfaction of other customary closing conditions.

On August 6, 2015, Riverchase Village ADK, LLC entered into a First Amendment to Asset Purchase Agreement ("First Amendment") with Omega, which amended the Riverchase Sale Agreement. Under the First Amendment: (i) the closing date of the Riverchase Sale Agreement was extended to August 31, 2015, subject to the purchaser's right to extend the closing date to September 30, 2015, upon completion of conditions set forth in the agreement; (ii) Omega transferred $0.1 million in additional earnest money to Riverchase Village ADK, LLC, to extend the Riverchase Sale Agreement to August 31, 2015; and (iii) the total purchase price, inclusive of the additional earnest money, increased by $0.1 million to $6.9 million.

Riverchase is controlled by Christopher Brogdon, a director of the Company and a beneficial owner of 5% of the outstanding common stock. For information about Mr. Brogdon's relationship with the Company, see Note 15 - Related Party Transactions, located in Part I, Item 1., Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q and Part III, Item 13., Certain Relationships and Related Transactions, and Director Independence - Related Party Transactions included in the Annual Report.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Asset Purchase Agreement, dated March 17, 2015, by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC	Incorporated by reference to Exhibit 10.401 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
2.2	First Amendment to Asset Purchase Agreement, dated May 19, 2015, by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC	Filed herewith
2.3	Purchase and Sale Agreement, dated May 15, 2015, by and between Benton Property Holdings, LLC and Bozeman Development, LLC.	Filed herewith
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
3.9	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on May 28, 2015	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
4.1	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.2	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.3	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Filed herewith
10.1	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.12 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.2	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.13 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.3	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.14 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

10.4	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.15 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.5	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.16 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.6	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.17 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.7	First Amendment to Sublease Agreement, dated February 27, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.18 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.8	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.19 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.9	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.20 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.10	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.21 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.11	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.22 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.12	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.23 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.13	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.24 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.14	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.25 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.15	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.26 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.16	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.27 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.17	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.28 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.18	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.29 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.19	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.30 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.20	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.31 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.21	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.32 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

10.22	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.33 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.23	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.34 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.24	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.35 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.25	Amended and Restated Promissory Note for exit fees (Cumberland), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.26	Amended and Restated Promissory Note for exit fees (Northridge), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.27	Amended and Restated Promissory Note for exit fees (River Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.28	Amended and Restated Promissory Note for exit fees (Sumter Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.29	Promissory Note for exit fees (Stone County), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.30	Eighth Amendment to Credit Agreement, dated March 25, 2015, by and among ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.31	Fifth Amendment to Credit Agreement, dated March 25, 2015, by and among NW 61ST Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.31 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
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
Incorporated by reference to Exhibit 10.32 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
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
10.73	Lease Agreement, dated February 27, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown LLC	Incorporated by reference to Exhibit 10.408 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.74	First Amendment to Lease Agreement, dated March 20, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Incorporated by reference to Exhibit 10.409 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.75	Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC	Incorporated by reference to Exhibit 10.410 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.76	First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC	Incorporated by reference to Exhibit 10.411 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.77	Lease Agreement dated February 27, 2015 by and between Mountain Trace Nursing ADK, LLC and Blue Ridge on the Mountain LLC	Incorporated by reference to Exhibit 10.412 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.78	First Amendment to Lease Agreement, dated March 20, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain, LLC	Incorporated by reference to Exhibit 10.413 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.79	Sublease Agreement, dated February 18, 2015 by and between CP Nursing, LLC and C.R. of College Park, LLC	Incorporated by reference to Exhibit 10.417 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.80	Sublease Termination Agreement, dated April 30, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC, and Highlands of Bentonville, LLC	Incorporated by reference to Exhibit 99.36 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.81	Sublease Termination Agreement, dated April 30, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC, and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 99.37 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.82	Lease Inducement Fee Agreement, dated April 30, 2015, by and between AdCare Health Systems, Inc. and Aria Health Consulting, LLC	Incorporated by reference to Exhibit 99.38 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.83	Sublease Agreement, dated May 1, 2015 by and between NW 61st Nursing, LLC and Southwest LTC-NW OKC, LLC	Incorporated by reference to Exhibit 10.83 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.84	Sublease Agreement, dated May 1, 2015 by and between QC Nursing, LLC and Southwest LTC-Quail Creek, LLC	Incorporated by reference to Exhibit 10.84 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.85	Fifth Modification Agreement, dated May 1, 2015, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.85 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.86
Loan Modification Agreement, dated May 1, 2015, by and among Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers; AdCare Health Systems, Inc., Benton Nursing, LLC, Park Heritage Nursing, LLC, and Valley River Nursing, LLC, as Guarantors; and The PrivateBank and Trust Company, as lender
Incorporated by reference to Exhibit 10.86 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.87	Underwriting Agreement, dated April 8, 2015, by and between AdCare Health Systems, Inc. and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015

10.88	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.89	Second Amendment to Lease Agreement, dated May 31, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain, LLC	Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on June 5, 2015
10.90	Sublease Agreement, dated July 1, 2015 by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on July 7, 2015
10.91	Underwriting Agreement, dated May 28, 2015, by and between AdCare Health Systems, Inc and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
10.92	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and MLV & Co. LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on July 22, 2015
10.93	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.2 of the Registrant's Current Report on Form 8-K filed on July 22, 2015
10.94	Sublease Agreement, dated August 1, 2015, by and between AdCare Health Systems, Inc. and CC SNF, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.95	Sublease Agreement, dated August 1, 2015, by and between Eaglewood Village, LLC and EW ALF, LLC.	Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.96	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and HC SNF, LLC.	Incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.97	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and PV SNF, LLC.	Incorporated by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.98	Sublease Agreement, dated August 1, 2015, by and between 2014 HUD Master Tenant, LLC and EW SNF, LLC.	Incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.99	Lease Inducement Fee Agreement, dated August 1, 2015, by and between the AdCare Health Systems, Inc. and PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, EW SNF, LLC, and EW ALF, LLC.	Incorporated by reference to Exhibit 99.7 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.100
Tenth Modification Agreement to Loan and Security Agreement, dated July 30, 2015, by and among ADK Lumber City Operator, LLC, ADK LaGrange Operator, LLC , ADK Powder Springs Operator, LLC, ADK Thunderbolt Operator, LLC, Attalla Nursing ADK, LLC , Mountain Trace Nursing ADK, LLC, Erin Nursing, LLC, CP Nursing, LLC, Benton Nursing, LLC, Valley River Nursing, LLC, Park Heritage Nursing, LLC, Homestead Nursing, LLC, Mountain View Nursing, LLC, Little Rock HC&R Nursing, LLC , Coosa Nursing ADK, LLC and QC Nursing, LLC, AdCare Health Systems, Inc., and the Privatebank and Trust Company.
Filed herewith
10.101	Promissory Note, dated July 17, 2015, by and between Highlands Arkansas Holdings, LLC and AdCare Health Systems, Inc.	Filed herewith
10.102	Letter Agreement to the Equitable Adjustments, dated July 17, 2015, by and between AdCare Health Systems, Inc. and Highlands Arkansas Holdings, LLC.	Filed herewith
10.103	Promissory Note, dated August 1, 2015, by and between PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, CC SNF, LLC EW SNF, LLC, and EW ALF, LLC, and AdCare Health Systems, Inc.	Filed herewith
10.104	Sublease Agreement, dated July 20, 2015, by and between ADK Bonterra/Parkview, LLC and 2801 Felton Avenue, L.P., and 460 Auburn Avenue, L.P.	Filed herewith
10.105	Amendment to Subordinated Convertible Note, dated July 30, 2015, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC and Cantone Research, Inc.	Filed herewith

10.106
First Amendment to Promissory Note, dated August 12, 2015, by and among CSCC Property Holdings, LLC and CSCC Nursing, LLC, AdCare Health Systems, Inc. and AdCare Oklahoma Management, LLC, and Contemporary Healthcare Senior Lien I, L.P.
Filed herewith
10.107	Asset Purchase Agreement, dated June 11, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC.	Filed herewith
10.108	First Amendment to Asset Purchase Agreement, dated August 6, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC.	Filed herewith
10.109	Sublease Agreement, dated July 17, 2015, by and among Valley River Property Holdings, LLC,Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101
The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2015 and (v) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	August 13, 2015	/s/ William McBride III
William McBride III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2015	/s/ Allan J. Rimland
Allan J. Rimland
President and Chief Financial Officer
(Principal Financial and Accounting Officer)