Form 10-Q
period 2015-09-30
ADCARE HEALTH SYSTEMS, INC
filed 2015-11-16
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015:  19,902,283 shares of common stock with no par value were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Exchange Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"). This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives. In addition, certain statements included in this Quarterly Report, in the Company’s future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on the Company’s current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,275	$10,735
Restricted cash	8,265	3,321
Accounts receivable, net of allowance of $13,048 and $6,708	10,991	24,294
Prepaid expenses and other	5,318	1,766
Deferred tax asset	569	569
Assets of disposal group held for use	—	4,592
Assets of disposal group held for sale	4,989	5,813
Assets of variable interest entity held for sale	5,918	5,924
Total current assets	40,325	57,014
Restricted cash	3,953	5,456
Property and equipment, net	127,758	130,993
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	3,587	4,087
Goodwill	4,183	4,224
Lease deposits	1,812	1,683
Deferred loan costs, net	3,389	3,464
Other assets	2,690	569
Total assets	$190,168	$209,961
LIABILITIES AND EQUITY / (DEFICIT)
Current liabilities:
Current portion of notes payable and other debt	$39,150	$2,436
Current portion of convertible debt, net of discounts	—	14,000
Revolving credit facilities and lines of credit	842	5,576
Accounts payable	11,247	16,434
Accrued expenses	7,768	15,653
Liabilities of disposal group held for use	—	4,035
Liabilities of disposal group held for sale	4,008	5,197
Liabilities of variable interest entity held for sale	5,871	5,956
Total current liabilities	68,886	69,287
Notes payable and other debt, net of current portion:
Senior debt, net of discounts	68,491	106,089
Bonds, net of discounts	6,899	7,011
Convertible debt	9,200	—
Revolving credit facilities	—	1,059
Other liabilities	2,996	2,129
Deferred tax liability	605	605
Total liabilities	157,077	186,180
Commitments and contingencies (Note 14)
Preferred stock, no par value; 5,000 shares authorized; 2,203 and 950 shares issued and outstanding, redemption amount $55,084 and $23,750 at September 30, 2015 and December 31, 2014, respectively	50,119	20,392
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,838 and 19,151 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	60,768	61,896
Accumulated deficit	(74,572)	(56,067)
Total stockholders’ equity / (deficit)	(13,804)	5,829
Noncontrolling interest in subsidiary	(3,224)	(2,440)
Total equity / (deficit)	(17,028)	3,389
Total liabilities and equity / (deficit)	$190,168	$209,961
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$5,826	$388	$11,322	$980
Patient care revenues	4,290	4,359	12,532	12,621
Management revenues	218	354	692	1,140
Other revenues	86	—	135	—
Total revenues	10,420	5,101	24,681	14,741

Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	4,354	4,168	12,887	10,964
General and administrative expense	2,101	3,575	7,782	12,313
Facility rent expense	1,802	385	3,618	1,044
Depreciation and amortization	1,912	1,861	5,385	5,570
Salary retirement and continuation costs	21	1,488	(27)	2,770
Total expenses	10,190	11,477	29,645	32,661

Income (loss) from operations	230	(6,376)	(4,964)	(17,920)

Other income (expense):
Interest expense, net	(1,830)	(2,594)	(6,600)	(7,770)
Acquisition costs	—	(8)	—	(8)
Loss on extinguishment of debt	—	(1,220)	(680)	(1,803)
Other expense	(269)	(444)	(749)	(635)
Total other expense, net	(2,099)	(4,266)	(8,029)	(10,216)

Loss from continuing operations before income taxes	(1,869)	(10,642)	(12,993)	(28,136)
Income tax benefit (expense)	—	244	(20)	236
Loss from continuing operations	(1,869)	(10,398)	(13,013)	(27,900)

Income (loss) from discontinued operations, net of tax	(3,228)	6,850	(2,694)	19,034
Net loss	(5,097)	(3,548)	(15,707)	(8,866)

Net loss attributable to noncontrolling interests	285	218	784	548
Net loss attributable to AdCare Health Systems, Inc.	(4,812)	(3,330)	(14,923)	(8,318)

Preferred stock dividends	(1,498)	(646)	(3,582)	(1,938)
Net loss attributable to AdCare Health Systems, Inc. Common Stockholders	$(6,310)	$(3,976)	$(18,505)	$(10,256)

Net income (loss) per share of common stock attributable to AdCare Health Systems, Inc.
Basic:
Continuing operations	$(0.17)	$(0.61)	$(0.84)	$(1.70)
Discontinued operations	(0.15)	0.39	(0.10)	1.12
	$(0.32)	$(0.22)	$(0.94)	$(0.58)

Diluted:
Continuing operations	$(0.17)	$(0.61)	$(0.84)	$(1.70)
Discontinued operations	(0.15)	0.39	(0.10)	1.12
	$(0.32)	$(0.22)	$(0.94)	$(0.58)

Weighted average shares of common stock outstanding:
Basic	19,838	18,134	19,617	17,539
Diluted	19,838	18,134	19,617	17,539

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Amounts in 000’s)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Subsidiary	Total
Balances, December 31, 2014	19,151	$61,896	$(56,067)	$(2,440)	$3,389

Stock-based compensation expense	—	677	—	—	677

Option and warrant activity, net of shares withheld	527	1,471	—	—	1,471

Issuance of restricted stock, net	160	—	—	—	—

Common stock dividends	—	(3,276)	—	—	(3,276)

Preferred stock dividends	—	—	(3,582)	—	(3,582)

Net loss	—	—	(14,923)	(784)	(15,707)
Balances, September 30, 2015	19,838	$60,768	$(74,572)	$(3,224)	(17,028)

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in 000's)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,707)	$(8,866)
(Income) loss from discontinued operations, net of tax	2,694	(19,034)
Loss from continuing operations	(13,013)	(27,900)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,385	5,570
Warrants issued for services	—	88
Stock-based compensation expense	677	983
Rent expense in excess (deficit) of cash paid	(39)	166
Rent revenue in excess of cash received	(989)	(7)
Amortization of deferred financing costs	949	1,452
Amortization of debt discounts and premiums	(11)	(13)
Loss on debt extinguishment	680	1,803
Acquisition costs	—	8
Deferred tax benefit	—	(191)
Bad debt expense	987	461
Changes in operating assets and liabilities:
Accounts receivable	(1,723)	(743)
Prepaid expenses and other	(2,105)	(501)
Other assets	(2,254)	(51)
Accounts payable and accrued expenses	(2,831)	1,554
Other liabilities	906	161
Net cash used in operating activities - continuing operations	(13,381)	(17,160)
Net cash provided by (used in) operating activities - discontinued operations	(750)	11,186
Net cash used in operating activities	(14,131)	(5,974)
Cash flows from investing activities:
Change in restricted cash	(3,440)	5,827
Purchase of property and equipment	(1,328)	(3,421)
Net cash provided by (used in) investing activities - continuing operations	(4,768)	2,406
Net cash provided by (used in) investing activities - discontinued operations	5,678	(928)
Net cash provided by investing activities	910	1,478
Cash flows from financing activities:
Proceeds from debt	22,757	17,750
Proceeds from convertible debt	2,049	6,500
Repayment of notes payable	(24,410)	(18,436)
Repayment on bonds payable	(35)	(2,994)
Repayment on convertible debt	(6,849)	(4,539)
Proceeds from lines of credit	27,468	57,615
Repayment of lines of credit	(33,261)	(57,949)
Debt issuance costs	(874)	(858)
Exercise of warrants and options	1,471	3,105
Proceeds from preferred stock issuances, net	29,727	—
Other	—	(50)
Dividends paid on common stock	(2,083)	—
Dividends paid on preferred stock	(3,581)	(1,938)
Net cash provided by (used in) financing activities - continuing operations	12,379	(1,794)
Net cash used in financing activities - discontinued operations	(5,618)	(217)
Net cash provided by (used in) financing activities	6,761	(2,011)
Net change in cash and cash equivalents	(6,460)	(6,507)
Cash and cash equivalents, beginning	10,735	19,374
Cash and cash equivalents, ending	$4,275	$12,867
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,402	$7,300
Income taxes	$20	$36
Supplemental disclosure of non-cash activities:
Conversions of debt and other liabilities to equity	$—	$6,930
Setoff for 2015 Notes received from 2014 Noteholders	$5,651	$—
2011 Notes surrendered and cancelled in payment for 2014 Notes	$—	$445
Dividend on common stock	$1,193	$—
Warrants issued in conjunction with convertible debt offering	$—	$88
Discounts on insurance financings	$250	$14
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

NOTE 1.                          ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on March 31, 2015 (the "Annual Report"), for a description of all significant accounting policies.
Description of Business

AdCare Health Systems, Inc. (“AdCare”) and its controlled subsidiaries (collectively with AdCare, the “Company”) own, lease, operate or manage for third-parties skilled nursing and assisted living facilities in the states of Alabama, Arkansas, Georgia, North Carolina, Ohio, Oklahoma and South Carolina.
In July 2014, the Company announced that the Board of Directors had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, the Company is in the process of transitioning to third-parties the operations of the Company’s currently owned and operated healthcare facilities. In furtherance of this strategic plan, the Company is now focused on the ownership, acquisition and leasing of healthcare related properties.
As of September 30, 2015, the Company leased nineteen owned and subleased eleven leased skilled nursing facilities and leased two owned assisted living facilities to local third-party operators (see Note 7 - Leases for a full description of the Company's leases).
As of September 30, 2015, the Company operated or managed six facilities comprised of five skilled nursing facilities and one independent living/senior housing facility, excluding one skilled nursing facility held for sale. The Company’s facilities provide a range of health care services to patients and residents including skilled nursing and independent living services, social services, various therapy services, and other rehabilitative and healthcare services. As of September 30, 2015, of the six facilities, the Company owned and operated three facilities and managed three facilities for a third party.
During the nine months ended September 30, 2015, the Company entered into leasing and operations transfer agreements for certain of its facilities (see Note 7 - Leases). Subsequent to September 30, 2015, the Company completed the sale and transferred the operations of Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma ("Companions"), as well as transferred the operations of one additional facility located in Arkansas to new operators (see Note 10 - Discontinued Operations and Note 16 - Subsequent Events).
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2015 and 2014, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read the accompanying unaudited consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2014, included in the Annual Report.
The Company operates in one business segment. These statements include the accounts of AdCare Health Systems, Inc. and its controlled subsidiaries. Controlled subsidiaries include AdCare’s wholly-owned subsidiaries and one consolidated variable interest entity (a "VIE") in which AdCare has control as primary beneficiary. All inter-company accounts and transactions were eliminated in the consolidation.

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

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. In addition, reclassifications were made to the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014, to reflect the same facilities in discontinued operations for both periods presented.
Patient Care Revenue Recognition and Receivables
The Company recognizes patient care revenues when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company's patient care revenues are derived primarily from providing healthcare services to patients or residents and are recognized on the date services are provided at amounts billable to the individual. For reimbursement arrangements with third-party payors including Medicaid, Medicare and private insurers, patient care revenues are recorded based on contractually agreed-upon amounts on a per patient day basis.
The Company records patient care revenues from Medicaid and Medicare and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s patient care revenues from Medicaid and Medicare and managed care programs are subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known. The Company recorded retroactive losses to patient care revenues of $4,351 and $596,847 reported in discontinued operations for the three and nine months ended September 30, 2015, respectively, and $38,747 and $49,826 reported in discontinued operations for the three and nine months ended September 30, 2014, respectively. The Company recorded a retroactive gain to patient care revenues of $21,161 reported in continuing operations for the nine months ended September 30, 2014.
Potentially uncollectible patient accounts are provided for on the allowance method based upon management's evaluation of outstanding accounts receivable at period-end and historical experience. Uncollected accounts that are written off are charged against allowance. As of September 30, 2015 and December 31, 2014, the Company has an allowance for uncollectible accounts of $13.0 million and $6.7 million, respectively.
Rental Revenue Recognition and Receivables

The Company, as lessor or sublessor, makes a determination with respect to each of its leases and subleases whether they should be accounted for as operating leases. The Company recognizes rental revenues on a straight-line basis over the term of the lease when collectibility is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable. Payments received under operating leases are accounted for in the statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. As of December 31, 2014, the Company evaluated collectibility of rental revenue and determined that no allowance was required. As of September 30, 2015, the Company recorded an allowance of one month's rent totaling $0.1 million for three facilities located in Georgia operated by one of the Company's tenants.

Management Fee Revenue Recognition and Receivables
Management fee revenues and receivables are recorded in the month that services are provided. As of September 30, 2015 and December 31, 2014, the Company evaluated collectibility of management fees and determined that no allowance was required.

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
The respective carrying value of certain financial instruments of the Company approximates their fair value. These instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate fair values, they are receivable or payable on demand, or the interest rates earned and/or paid approximate current market rates.
Recent Accounting Pronouncements

Except for rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws, the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB accounting pronouncements and Accounting Standards Update ("ASU") interpretations that have effectiveness dates during the periods reported and in future periods.
In April 2014, the FASB issued ASU 2014-08, which amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU should be applied prospectively and is effective for the Company for the 2015 annual and interim reporting periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company adopted this ASU January 1, 2015.
In May 2014, the FASB issued ASU 2014-09 guidance which requires revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for those goods and services. The new standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The new guidance does not affect the recognition of revenue from leases. In August 2015, the FASB delayed the effective date of the new revenue standard by one year. As a result, this new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted beginning after December 15, 2016, including interim periods within those reporting periods. The Company has not yet determined the impact, if any, that the adoption of this new standard will have on its consolidated financial position or results of operations.
In August 2014, the FASB issued ASU 2014-15, which provides guidance regarding an entity’s ability to continue as a going concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this new standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The new standard is to be applied on a retrospective basis and reported as a change in an accounting principle. In August 2015, the FASB released clarifying guidance for debt issuance costs related to line-of-credit arrangements, which permits debt issuance costs to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Debt issuance costs associated with a line of credit can be amortized ratably over the term of the line-of-credit arrangement. This standard is effective for annual reporting periods beginning after December 15,

2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating changes in its accounting required by this new standard and the impact to the Company's financial position and related disclosures.

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance the acquirer recognizes, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. New disclosures are required to present separately on the face of the income statement or disclose in the notes the portion of the amount recognized in current-period earnings by line item that would have been recognized in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. At adoption, the new guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating changes in its accounting required by this new standard and the impact to the Company's financial position and related disclosures.

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributed to AdCare Health Systems, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted for potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method. Potentially dilutive securities from convertible notes are calculated based on the assumed conversion at the beginning of the period, as well as any adjustment to income that would result from the assumed conversion. For the three and nine months ended September 30, 2015 and 2014, potentially dilutive securities of 5.0 million and 7.8 million, respectively, were excluded from the diluted income (loss) per share calculation because including them would have been anti-dilutive for those periods.
The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended September 30,
	2015			2014
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing operations:
Loss from continuing operations	$(1,869)			$(10,398)
Preferred stock dividends	(1,498)			(646)
Basic loss from continuing operations	$(3,367)	19,838	$(0.17)	$(11,044)	18,134	$(0.61)
Diluted loss from continuing operations(a)	$(3,367)	19,838	$(0.17)	$(11,044)	18,134	$(0.61)

Discontinued operations:
(Loss) income from discontinued operations	$(3,228)			$6,850
Net loss attributable to noncontrolling interests	285			218
Basic (loss) income from discontinued operations attributable to the Company	$(2,943)	19,838	$(0.15)	$7,068	18,134	$0.39
Diluted (loss) income from discontinued operations attributable to the Company(a)	$(2,943)	19,838	$(0.15)	$7,068	18,134	$0.39

Net loss attributable to AdCare:
Basic loss	$(6,310)	19,838	$(0.32)	$(3,976)	18,134	$(0.22)
Diluted loss(a)	$(6,310)	19,838	$(0.32)	$(3,976)	18,134	$(0.22)

	Nine Months Ended September 30,
	2015			2014
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing operations:
Loss from continuing operations	$(13,013)			$(27,900)
Preferred stock dividends	(3,582)			(1,938)
Basic loss from continuing operations	$(16,595)	19,617	$(0.84)	$(29,838)	17,539	$(1.70)
Diluted loss from continuing operations(a)	$(16,595)	19,617	$(0.84)	$(29,838)	17,539	$(1.70)

Discontinued operations:
(Loss) income from discontinued operations	$(2,694)			$19,034
Net loss attributable to noncontrolling interests	784			548
Basic (loss) income from discontinued operations attributable to the Company	$(1,910)	19,617	$(0.10)	$19,582	17,539	$1.12
Diluted (loss) income from discontinued operations attributable to the Company(a)	$(1,910)	19,617	$(0.10)	$19,582	17,539	$1.12

Net loss attributable to AdCare:
Basic loss	$(18,505)	19,617	$(0.94)	$(10,256)	17,539	$(0.58)
Diluted loss(a)	$(18,505)	19,617	$(0.94)	$(10,256)	17,539	$(0.58)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	As of September 30,
(Share amounts in 000’s)	2015	2014
Outstanding stock options	744	1,758
Outstanding warrants - employee	1,887	1,846
Outstanding warrants - nonemployee	239	816
Subordinated convertible notes	2,165	3,334
Total anti-dilutive securities	5,035	7,754

NOTE 3.                          LIQUIDITY AND PROFITABILITY

Sources of Liquidity

The Company has and continues to undertake measures to streamline its operations and cost infrastructure in connection with its new business model, including: (i) continuing to reduce and ultimately eliminating patient care revenues and related costs while increasing future minimum lease revenue; (ii) refinancing or repaying current maturities to reduce interest costs and reducing mandatory principal repayments through refinancing transactions with the United States Department of Housing and Urban Development ("HUD") or other lending sources; and (iii) reducing general and administrative expenses.

At September 30, 2015, the Company had $4.3 million in cash and cash equivalents as well as restricted cash of $12.2 million. Over the next twelve months, the Company anticipates both access to and receipt of several sources of liquidity.

At September 30, 2015, the Company had one skilled nursing facility, three office buildings and one VIE held for sale. The Company completed the sale of its one skilled nursing facility on October 30, 2015 and expects to sell its VIE in the fourth quarter of 2015. The Company expects to sell the remaining office buildings in 2016. The Company anticipates that the sale of the VIE will approximate the VIE's related obligations and the sale of the skilled nursing facility will generate positive cash flows of $0.4 million. The Company anticipates that the cash proceeds from the sale of the office buildings will exceed related obligations by approximately $0.5 million.

The Company routinely has discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced short-term acquisition-related debt, including seller notes, with traditional long term mortgage notes, some of which have been executed under government guaranteed lending programs. During the remainder of 2015 and into the first quarter of 2016, the Company anticipates net proceeds of approximately $1.6 million received in the form of repayments on intercompany notes refinanced along with other existing debt to such government guaranteed lending programs.

The Company maintains two revolving lines of credit for which the Company has limited remaining capacity (see Note 9 - Notes Payable and Other Debt). All balances on these lines of credit are expected to be repaid in 2015. Given the Company's ongoing transition out of healthcare operations, the Company does not anticipate any additional draws or sources of cash on these credit lines.

On July 21, 2015, the Company entered into separate At Market Issuance Sales Agreements (together, the “Sales Agreements”) with each of MLV & Co. LLC and JMP Securities LLC (each, an “Agent” and together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Stock, no par value per share and liquidation preference of $25.00 per share (the "Series A Preferred Stock"), through an “at-the-market” offering program ("ATM"). As of September 30, 2015, the Company sold 90,136 shares of Series A Preferred Stock under the ATM, generating net proceeds to the Company of approximately $2.2 million. Management believes that the ATM will continue to be a potential source of liquidity for the Company in the future (see Note 11 - Dividends and Preferred Stock).

On July 30, 2015, the Company amended the terms of that certain 8% subordinated convertible note, issued by the Company to Cantone Asset Management, LLC ("CAM") and due July 31, 2015, with a principal payment amount as of such date of $4.8 million to: (i) extend the maturity date with respect to $1.5 million of the principal amount of the Note to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share (see Note 9 - Notes Payable and Other Debt).

Cash Requirements

At September 30, 2015, the Company had $134.5 million in indebtedness of which the current portion is $49.9 million. This current portion is comprised of the following components: (i) debt of held for sale entities of approximately $9.9 million, primarily senior debt - bond and mortgage indebtedness; and (ii) remaining debt of approximately $40.0 million which includes revolver debt, senior debt - bonds, and senior debt - mortgage indebtedness (for a complete debt listing and credit facility detail, see Note 9 - Notes Payable and Other Debt). As indicated previously, the Company routinely has ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

The Company anticipates net principal disbursements of approximately $12.0 million which reflect the offset of anticipated proceeds on refinancing of approximately $13.1 million. The Company anticipates operating cash requirements in 2015 as being substantially less than in 2014 due to the transition to a healthcare property holding and leasing company. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at September 30, 2015, the Company has approximately $60.3 million of debt maturities due over the next two year period ending September 30, 2017. These debt maturities include $7.7 million of convertible promissory notes, which are convertible into shares of the common stock, and exclude outstanding debt related to the Company's consolidated VIE and disposal groups held for sale as of September 30, 2015 (see Note 10 - Discontinued Operations and Note 13 - Variable Interest Entities). The Company has been successful in recent years in raising new equity capital and believes, based on recent discussions, that these markets will continue to be available to it for raising capital in the future. The Company believes its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

The Company continues to absorb negative cash flows from operations but anticipates a reversal to a positive cash flow from operations subsequent to all AdCare operated facilities having completed transition to third parties. The transition to positive cash flows from operating activities is expected to occur in 2016. In order to satisfy the Company's capital needs, the Company seeks to: (i) improve operating results through a series of leasing and subleasing transactions with favorable terms and consistent and predictable cash flow; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results or the transition of the Company to primarily a property holding and leasing company will be achieved. If the Company is unable to expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets.

NOTE 4.                          RESTRICTED CASH

The following table sets forth the Company’s various restricted cash, escrow deposits and related financial instruments:

(Amounts in 000’s)	September 30, 2015	December 31, 2014
Cash collateral and certificates of deposit, current	$6,933	$2,302
HUD replacement reserves, current portion	787	637
HUD escrow deposits	536	289
Other restricted cash, current portion	9	93
Total current portion	8,265	3,321

Cash collateral and certificates of deposit for long-term debt obligations	2,708	3,446
HUD replacement reserves	1,121	1,074
Reserves for capital improvements	124	936
Total noncurrent portion	3,953	5,456
Total restricted cash	$12,218	$8,777

NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2015	December 31, 2014
Buildings and improvements	5-40	$128,543	$128,136
Equipment	2-10	13,357	13,294
Land	—	7,122	7,127
Computer related	2-10	2,918	2,908
Construction in process	—	488	52
		152,428	151,517
Less: accumulated depreciation and amortization		(24,670)	(20,524)
Property and equipment, net		$127,758	$130,993

Buildings and improvements includes the capitalization of costs incurred for the respective certificates of need (the "CON"). For additional information on the CON amortization, see Note 6 - Intangible Assets and Goodwill.
Depreciation and amortization expense was approximately $1.9 million and $5.4 million for the three and nine months ended September 30, 2015, and $1.9 million and $5.6 million for the three and nine months ended September 30, 2014, respectively. Total depreciation and amortization expense excludes $0.1 million for the nine months ended September 30, 2015, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, that is recognized in loss from discontinued operations, net of tax. Total depreciation and amortization expense includes the amortization of the CON (see Note 6 - Intangible Assets and Goodwill). There was no depreciation and amortization expense recognized in loss from discontinued operations, net of tax, for the three months ended September 30, 2015.
During the three and nine months ended September 30, 2015, the Company recognized an impairment charge of approximately $0.2 million and $0.3 million, respectively, to write down the carrying value of its two office buildings located in Roswell, Georgia. The assets and liabilities of the office buildings are included in Assets and Liabilities Held for Sale as of September 30, 2015 (see Note 10 - Discontinued Operations).

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

The Company incurred an impairment charge to intangible assets and goodwill of $0.04 million during the three and nine months ended September 30, 2015, related to the sale of its Bentonville, Arkansas skilled nursing facility (see below).
Intangible assets consist of the following:

(Amounts in 000’s)	CON (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2014
Gross	$35,690	$2,471	$7,406	$45,567
Accumulated amortization	(3,587)	—	(3,319)	(6,906)
Net carrying amount	$32,103	$2,471	$4,087	$38,661

Disposition
Gross	—	—	(525)	(525)
Accumulated amortization	—	—	525	525
Amortization expense	(880)	—	(500)	(1,380)

Balances, September 30, 2015
Gross	35,690	2,471	6,881	45,042
Accumulated amortization	(4,467)	—	(3,294)	(7,761)
Net carrying amount	$31,223	$2,471	$3,587	$37,281

Amortization expense for the CON included in property and equipment was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2014.
Amortization expense for lease rights was approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2015 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2014.
Expected amortization expense for all definite lived intangibles for each of the years ended December 31, is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2015(a)	$293	$167
2016	1,173	667
2017	1,173	667
2018	1,173	667
2019	1,173	667
Thereafter	26,238	752
Total expected amortization expense	$31,223	$3,587
 (a) Estimated amortization expense for the year ending December 31, 2015, includes only amortization to be recorded after September 30, 2015.

On July 1, 2015, the Company completed the sale of its Bentonville, Arkansas skilled nursing facility consisting of 83 licensed beds ("Bentonville") for approximately $3.4 million net of closing costs. At the time of sale, the Company recorded a goodwill impairment charge of $0.04 million.
The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	September 30, 2015	December 31, 2014
Goodwill	$5,023	$5,023
Accumulated impairment losses	(840)	(799)
Total	$4,183	$4,224

The Company does not amortize indefinite lived intangibles, which consist of separable bed licenses, or goodwill.

NOTE 7. LEASES
Operating Leases
The Company leases a total of eleven skilled nursing facilities under non-cancelable operating leases, most of which have initial lease terms of fifteen to seventeen years with rent escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party operators. The Company also leases certain office space located in Atlanta, Georgia.
Foster Prime Lease
Eight of the Company's skilled nursing facilities (collectively, the "Georgia Facilities") are operated under a single master indivisible lease arrangement, dated August 1, 2010, by and between ADK Georgia, LLC, a Georgia limited liability company and subsidiary of the Company (“ADK”), and William M. Foster ("Lessor"), as landlord (the "Prime Lease"). The lease has a term of ten years into 2020. Under the Prime Lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with regulations or governmental authorities, such as Medicaid and Medicare provider requirements, is a default under the Prime Lease. In addition, other potential defaults related to an individual facility may cause a default of the entire Prime Lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
On August 14, 2015, ADK and Lessor entered into a second amendment to the Prime Lease (the “Second Amendment”) whereby the parties amended the Prime Lease to extend its initial term by seven years, resulting in a new lease termination date of August 31, 2027. In consideration for the extension, among other things, the Company agreed to: (i) pay to Lessor a fee of $575,000; (ii) release to Lessor upon the earlier of January 1, 2016 or the termination of the Prime Lease one month of pre-paid rent in the amount of $398,000; (iii) release to Lessor upon the earlier of January 1, 2017 or the termination of the Prime Lease the security deposit paid under the Prime Lease in the amount of $500,000; and (iv) pay to Lessor within ten days of the end of each quarter a payment of $26,000.
The Second Amendment also amends the Prime Lease to provide that the Company (and not Lessor) is responsible for the cost of maintaining the Georgia Facilities consistent with the standards for other commercial care facilities in the areas where the Georgia Facilities are located, including the cost to repair or replace all structural or capital items due to ordinary wear and tear.
Pursuant to the Second Amendment: (i) Lessor consented to ADK’s sublease of the Georgia Facilities to third-party operators and ADK agreed to obtain Lessor’s consent prior to any future sublease of any of the Georgia Facilities; and (ii) the Company executed a Lease Guaranty for the benefit of Lessor whereby the Company guaranteed the performance of all of ADK’s obligations under the Prime Lease. In connection with such guaranty, the Company also consented to being primarily responsible for all of ADK’s obligations under the Prime Lease, thereby allowing Lessor to proceed directly against the Company, without having taken any prior action against ADK, should ADK be in default under the Prime Lease. As of September 30, 2015, the Company is in compliance with all financial and administrative covenants of this lease agreement.
Bonterra/Parkview Master Lease
Two of the Company's facilities are operated under a single indivisible lease, dated October 29, 2010 (the "Bonterra/Parkview Master Lease"); therefore, a breach at a single facility could subject the second facility to the same default risk. The lease has an initial term of twelve years into 2022 and two optional ten-year renewal terms, and includes covenants and restrictions. The

Company is required to make minimum capital expenditures of $375 per licensed bed per lease year at each facility which amounts to $0.1 million per year for both facilities.
On September 1, 2015, ADK Bonterra/Parkview. LLC, a wholly-owned subsidiary of the Company ("Bonterra"), and Georgia Lessor - Bonterra/Parkview, LLC entered into a second amendment to the Bonterra/Parkview Master Lease whereby the parties amended such lease to: (i) extend its initial term by three years, resulting in a new lease termination date of August 31, 2025; (ii) provide consent to the sublease of the two facilities to a third-party operator; and (iii) extend the optional renewal terms to two separate twelve-year renewal periods. In consideration for the amended terms, among other things, the Company agreed to a monthly increase in base rent equal to 37.5% of the difference between the base rent owed by the Company under the Bonterra/Parkview Master Lease and the base rent owed to the Company by the new operator. As of September 30, 2015, the Company is in compliance with all financial and administrative covenants of this lease agreement.
Covington Prime Lease
One of the Company's facilities is operated under a lease agreement dated August 26, 2002, as subsequently amended (the "Covington Prime Lease"), by and between the Company and Covington Realty, LLC ("Covington Lessor"). The annual base rent beginning on May 1, 2014 was approximately $0.6 million. The lease agreement was set to expire on April 30, 2019.
On August 1, 2015, Covington Lessee entered into an Agreement Regarding Lease and Sublease (the "Covington Prime Lease Amendment") with the Company, which amended the Covington Prime Lease. The Covington Prime Lease Amendment, among other things: (i) provided lessor consent for Covington Lessee to sublease the facility to an affiliate of Beacon Health Management, LLC; (ii) extended the term of the lease to expire on April 30, 2025; and (iii) set the annual base rent, effective May 1, 2015 and continuing throughout the lease term, equal to 102% of the immediately preceding lease year's base rent. As of September 30, 2015, the Company is in compliance with all financial and administrative covenants of this lease agreement.
Future Minimum Lease Payments
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015(a)	$2,034
2016	8,091
2017	8,189
2018	8,349
2019	8,526
Thereafter	64,017
Total	$99,206
(a) Estimated minimum lease payments for the year ending December 31, 2015, include only payments to be recorded after September 30, 2015.
The Company has also entered into lease agreements for various equipment used in the facilities. These leases are included in future minimum lease payments above.
Leased and Subleased Facilities to Third-Party Operators
In connection with the Company's strategic plan to transition to a healthcare property holding and leasing company, thirty-two facilities (twenty-one owned by us and eleven leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
Future minimum lease receivables from the Company’s facilities leased and subleased to third party operators for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2015(a)	$5,947
2016	24,096
2017	24,643
2018	25,193
2019	25,766
Thereafter	215,971
Total	$321,616
(a) Estimated minimum lease receivables for the year ending December 31, 2015, include only payments to be received after September 30, 2015.
For further details regarding the Company's leased and subleased facilities to third-party operators, see below and also Note 16 - Subsequent Events in this Quarterly Report and Note 7 - Leases included in the Annual Report.
Arkansas Leases
The Company subleases through its subsidiaries (each, an “Aria Sublessor”) eight skilled nursing facilities located in Arkansas to affiliates of Aria Health Group, LLC (each, an “Aria Sublessee”) pursuant to separate sublease agreements, dated January 16, 2015, as subsequently amended (each such sublease, an “Aria Sublease”). The Aria Subleases commenced on May 1, 2015. Each Aria Sublease is structured as triple net lease wherein the Aria Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The Aria Subleases are cross-defaulted. In connection with each Aria Sublease, each Aria Sublessor and Aria Sublessee also entered into an operations transfer agreement with respect to the applicable facility, each containing customary terms and conditions relating to the transfer of operations of the skilled nursing facilities.

In connection with certain amendments to each Aria Sublease, the Company entered into a Lease Inducement Fee Agreement, dated April 30, 2015 (the "Aria Lease Inducement"), with Aria Health Consulting, LLC. The Aria Lease Inducement provided for a one-time payment from the Company to Aria Health Consulting, LLC equal to $2.0 million minus the security deposits and first month's base and special rent for all Aria Sublessees. On April 30, 2015, in connection with the Aria Lease Inducement, the Aria Subleases were amended to, among other things, provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which was subtracted from the lease inducement fee paid by the Company under the Aria Lease Inducement).
As a condition to the Aria Sublessees’ agreement to a commencement date of May 1, 2015, the Company and the Aria Sublessees agreed to assess, in good faith and within thirty days following the commencement date, making a one-time equitable adjustment to base rent equal to the difference between the facilities' 2014 professional liability and general liability insurance costs and projected costs for the first lease year of comparable or mutually acceptable insurance as further adjusted by anticipated Medicaid reimbursement rate increases solely from such added costs.

On July 17, 2015, the Company, on behalf of each Aria Sublessor, and Highlands Arkansas Holdings, LLC, an affiliate of Aria Health Group, LLC and acting on behalf of each Aria Sublessee, entered into a letter agreement whereby the parties agreed to amend the Aria Subleases to reflect a one-time equitable adjustment to annual base rent, for the collective benefit of each Aria Sublessee, in the aggregate amount of $360,000.

On October 6, 2015, the Aria Subleases were amended to, among other things: (i) reduce the base rent payable pursuant to such subleases, resulting in the aggregate annual base rent under all eight Aria Subleases being reduced from approximately $5.0 million to approximately $4.3 million; (ii) extend the term of such subleases from ten to fifteen years; and (iii) increase the annual rent escalator with respect to such rent (with the rent escalator equal to 2.0% of the preceding year’s base rent in lease years two and three, 3.0% of the preceding year’s base rent in lease years four through six and 3.5% of the preceding year’s base rent in lease years seven through fifteen).

On July 17, 2015, a wholly owned subsidiary of the Company (the “Highlands Sublessor”) entered into a sublease agreement (the "River Valley Sublease") pursuant to which the Highlands Sublessor leases one skilled nursing facility located in Arkansas to an affiliate of Aria Health Group, LLC (the “Highlands Sublessee”). Affiliates of both the Company and Aria Health Group, LLC had entered into a sublease agreement, dated January 16, 2015, for the same facility but it was mutually terminated on April 30, 2015. The River Valley Sublease is structured as triple net lease wherein the Highlands Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. In connection with the River Valley

Sublease, the current licensed operator of the facility, a wholly-owned subsidiary of the Highlands Sublessor, and the Highlands Sublessee also entered into an operations transfer agreement with respect to the facility, containing customary terms and conditions relating to the transfer of operations thereof.

On October 6, 2015, the River Valley Sublease was amended to, among other things: (i) extend the commencement date of the sublease to November 1, 2015; (ii) reduce the initial base rent payable pursuant to such sublease from $50,000 to $40,000 per month in year one; (iii) extend the term of the sublease to approximately fifteen years (subject to a one time renewal, upon the exercise of the Highlands Sublessee’s option and assuming the satisfaction of certain conditions, for an additional five year period); and (iv) increase the annual rent escalator with respect to such rent (with the base rent in lease year two equal to $50,000 per month and the rent escalator equal to 2.0% of the preceding year’s base rent in lease year three, 3.0% of the preceding year’s base rent in lease years four through six and 3.5% of the preceding year’s base rent in lease years seven through fifteen). Giving effect to such amendments, the annual rent under the River Valley Lease in the first year was reduced from approximately $0.6 million to approximately $0.5 million. On November 1, 2015, the River Valley Sublease became effective and operations transferred to the Highlands Sublessee.

Georgia Leases
Powder Springs and Tara
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
On September 23, 2015, Wellington Sublessor entered into two separate First Amendment to Sublease Agreement (collectively, the "Wellington First Amendments") with Wellington Sublessee. The Wellington First Amendments extend the initial term under the sublease agreements to expire on August 31, 2027, to coincide with the expiration of the initial term under the Prime Lease.
College Park
On February 18, 2015, a wholly owned subsidiary (“College Park Sublessor”) of the Company entered into separate sublease agreements pursuant to which College Park Sublessor leases one skilled nursing facility located in Georgia, to affiliates of C.R. of College Park, LLC (the "College Park Sublessee"). The sublease agreement was subject to, among other things, the College Park Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the College Park Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.6 million annually, and the annual rent will escalate at $12,000 annually through the lease term. The sublease commenced on April 1, 2015. In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of College Park Sublessor) and the College Park Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities. The sublease agreement became effective on April 1, 2015 and the operations of the facility were transferred to the College Park Sublessee.

Autumn Breeze
On February 18, 2015, a wholly owned subsidiary (“Autumn Breeze Sublessor”) of the Company entered into a sublease agreement pursuant to which Autumn Breeze Sublessor will lease one skilled nursing facility located in Georgia, to affiliates of C.R. of Autumn Breeze, LLC (the "Autumn Breeze Sublessee"). The sublease agreement is subject to, among other things, the Autumn Breeze Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease agreement is structured as triple net lease wherein the Autumn Breeze Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on April 30, 2020 and has a five year renewal option. The annual rent under the sublease agreement in the first year will approximate $0.8 million annually, and the annual rent will escalate at $12,000 annually through the initial lease term. In connection with the sublease agreements, the current licensed operator (wholly-owned subsidiary of Autumn Breeze Sublessor) and the Autumn Breeze Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities. The sublease agreement became effective on September 30, 2015 and the operations of the facility were transferred to the Autumn Breeze Sublessee.
LaGrange
On March 17, 2015, a wholly owned subsidiary (“LaGrange Sublessor”) of the Company entered into a sublease agreement pursuant to which LaGrange Sublessor leases one skilled nursing facility located in Georgia, to affiliates of C.R. of LaGrange, LLC (the "LaGrange Sublessee"). The sublease agreement was subject to, among other things, the LaGrange Sublessee's receipt of all licenses and other approvals from the State of Georgia to operate such facility. The sublease commenced on April 1, 2015. The facilities are currently leased by LaGrange Sublessor, as tenant, pursuant to the Prime Lease. The sublease agreement is structured as triple net lease wherein the LaGrange Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The initial term of the sublease agreement will expire on July 31, 2020 coterminous with the Prime Lease. If LaGrange Sublessor and landlord agree to extend the term of the Prime Lease, LaGrange Sublessee has the right to extend the term of the sublease agreements through the end of the renewal term of the Prime Lease. The annual rent under the sublease agreement in the first two years will approximate $1.0 million annually, and the annual rent will escalate at 3.0% annually through the lease term. In connection with the sublease agreements, the current licensed operators (wholly-owned subsidiaries of LaGrange Sublessor) and the LaGrange Sublessee also entered into an operations transfer agreement with respect to the applicable facility, containing customary terms and conditions relating to the transfer of operations of skilled nursing facilities.
On September 14, 2015, LaGrange Sublessor entered into a First Amendment to Sublease Agreement (the "LaGrange First Amendment") with LaGrange Sublessee. The LaGrange First Amendment extends the initial term under the sublease agreement to expire on August 31, 2027, to coincide with the expiration of initial term under the Prime Lease.

Glenvue
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
On August 14, 2015, Glenvue Sublessor entered into a First Amendment to Sublease Agreement (the "Glenvue First Amendment") with Glenvue Sublessee. The Glenvue First Amendment, among other things: (i) extends the initial term of the sublease to expire on June 30, 2025; and (ii) commencing on August 1, 2015, the annual base rent under the sublease agreement shall be equal to: (a) $1.1 million in the first year; and (b) 103% of the immediately preceding lease year for years two through ten.
Bonterra and Parkview
On July 20, 2015, a wholly-owned subsidiary of the Company (the "Georgia Sublessor") entered into a sublease agreement pursuant to which the Georgia Sublessor will lease two skilled nursing facilities located in Georgia (the “Georgia Properties”) to affiliates of Wellington Health Services, L.L.C (collectively, the “Georgia Sublessees”). The sublease agreement is one indivisible lease for the lease of both Georgia Properties, and the terms of the sublease agreement apply to both Georgia Properties collectively as though they are treated as one economic unit. The Wellington Sublessor currently leases the Georgia Properties from a third-party landlord (“Landlord”) under a master lease agreement (the “Master Lease”), and the sublease agreement is subject and subordinate to the Master Lease.

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

On September 1, 2015, Georgia Sublessor entered into a First Amendment to Sublease Agreement (the "Bonterra/Parkview First Amendment") with Georgia Sublessees. The Bonterra/Parkview First Amendment, among other things: (i) amends the initial term of the sublease to expire on April 30, 2025; and (ii) provides for the security deposit to be paid in 12 equal monthly payments of $14,167 beginning on the first day of the second lease year.

Lumber City

On September 10, 2015, a wholly-owned subsidiary of the Company (the "Lumber City Sublessor") entered into a First Amendment to Sublease Agreement (the "Lumber City First Amendment") with an affiliate of Beacon Health Management, LLC (the "Lumber City Sublessee"). The Lumber City First Amendment, among other things: (i) extends the initial term under the sublease agreement to expire on August 31, 2027, to coincide with the expiration of initial term under the Prime Lease; and (ii) the annual base rent under the sublease agreement shall be equal to: (a) approximately $0.8 million in the first year; (b) 102% of the immediately preceding lease year for years two through five; and (c) 102.5% of the immediately preceding lease year beginning in year six and continuing until the expiration of the sublease agreement.

Thomasville

On September 9, 2015, a wholly-owned subsidiary of the Company (the "Thomasville Sublessor") entered into a Third Amendment to Sublease Agreement (the "Thomasville Third Amendment") with C.R. of Thomasville, LLC (the "Thomasville Sublessee"). The Thomasville Third Amendment, among other things: (i) extends the initial term under the sublease agreement to expire on August 31, 2027, to coincide with the expiration of initial term under the Prime Lease; and (ii) commencing on July 1, 2015, the annual base rent under the sublease agreement shall be equal to: (a) $0.3 million in the first year; (b) 102% of the immediately preceding lease year for years two through five; and (c) 102.5% of the immediately preceding lease year beginning in year six and continuing until the expiration of the sublease agreement.

North Carolina and South Carolina Leases
On February 27, 2015, three wholly owned subsidiaries (each, a “Symmetry Healthcare Sublessor”) of the Company entered into separate sublease agreements (each, as subsequently amended, a "Symmetry Healthcare Sublease") pursuant to which each Symmetry Healthcare Sublessor leases one skilled nursing facility located in North Carolina and two skilled nursing facilities located in South Carolina, respectively, to a wholly-owned subsidiary of Symmetry Healthcare Management (each, a "Symmetry Healthcare Sublessee"). In connection with entering into the Symmetry Healthcare Subleases, each Symmetry Healthcare Sublessor and Symmetry Healthcare Sublessee also entered into an operations transfer agreement with respect to the applicable North Carolina and South Carolina facilities, each containing customary terms and conditions. The subleases for the two South Carolina and one North Carolina skilled nursing facilities commenced on April 1, 2015 and June 1, 2015, respectively. Each Symmetry Healthcare Sublease is structured as triple net lease wherein the Symmetry Healthcare Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each Symmetry Healthcare Sublease, the initial lease term is fifteen years with a five-year renewal option. The annual rent under all of the Symmetry Healthcare Subleases in the first year will be $1.7 million in the aggregate, and the annual rent under each sublease will escalate at 3% each year through the initial term and upon renewal. The sublease agreements are cross-defaulted.

On May 31, 2015, the Symmetry Healthcare Sublessor for the Mountain Trace Rehabilitation and Nursing Center entered into a Second Amendment to the applicable Symmetry Healthcare Sublease, which amended the sublease agreement to, among other things: (i) reduce the first year base rent from $59,000 to $54,000; and (ii) specify a specific rent of $59,000 for the second year of the lease rather than the prior provision that the second year lease rate shall equal 103% of the base rent payable for the immediately preceding lease year.

Ohio Leases
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

On August 1, 2015, the Company entered into a Lease Inducement Fee Agreement with certain affiliates of Beacon Health Management, LLC, pursuant to which the Company paid to certain affiliates of Beacon Health Management, LLC a fee of $0.6 million as a lease inducement for the Beacon Sublessees to enter into the sublease agreements described above and to commence such subleases and transfer operations thereunder. The inducement fee was paid net of certain other fees and costs owed by the affiliates of Beacon Health Management, LLC to the Beacon Sublessors, including the first month of base rent for all of the Beacon Facilities and the first month of special rent pertaining to the EHPW Facilities (see Note 13 - Variable Interest Entities).

Oklahoma Leases
On May 1, 2015, two wholly owned subsidiaries (each, an “Oklahoma Sublessor”) of the Company entered into separate sublease agreements with Southwest LTC-Quail Creek, LLC and Southwest LTC-NW OKC, LLC (each, an "Oklahoma Sublessee") pursuant to which each Sublessor will lease one of two skilled nursing facilities. The two facilities are as follows: (i) Quail Creek Nursing Home, a 109-bed skilled nursing facility located in Oklahoma City, OK; and (ii) Northwest Nursing Center, an 88-bed skilled nursing facility located in Oklahoma City OK.

The leases, transfer of operations and commencement dates are subject to, among other things: (i) such Oklahoma Sublessee’s receipt of all licenses and other approvals from the State of Oklahoma to operate such facility; and (ii) approval of the mortgage lender with respect to such facility. Each sublease agreement is structured as triple net lease wherein the Oklahoma Sublessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. Pursuant to each sublease agreement, the initial lease term is ten years with two separate renewal terms of five years each. The annual cash rent under all of the sublease agreements in the first year will be $1.0 million and will escalate thereafter on an annual basis through the initial term and any renewal terms. The sublease agreements are cross-defaulted. In connection with entering into the sublease agreements, each Oklahoma Sublessor and Oklahoma Sublessee also entered into an operations transfer agreement with respect to the applicable facilities, each containing customary terms and conditions.

As of September 30, 2015, the leases and operations transfer agreements between Oklahoma Sublessors and Oklahoma Sublessees have not commenced.

NOTE 8.                          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	September 30, 2015	December 31, 2014
Accrued payroll related	$1,862	$6,915
Accrued employee benefits	947	3,405
Real estate and other taxes	792	1,335
Other accrued expenses	4,167	3,998
Total accrued expenses(a)	$7,768	$15,653
(a) At September 30, 2015 and December 31, 2014, certain accrued expenses include liabilities of the Company's one consolidating VIE (see Note 10 - Discontinued Operations and Note 13 - Variable Interest Entities).

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following:

(Amounts in 000’s)	September 30, 2015	December 31, 2014
Revolving credit facilities and lines of credit	$842	$6,832
Senior debt - guaranteed by HUD	25,612	26,022
Senior debt - guaranteed by USDA	26,625	27,128
Senior debt - guaranteed by SBA	3,587	3,703
Senior debt - bonds, net of discount (a)	12,857	12,967
Senior debt - other mortgage indebtedness (b) (c)	54,430	60,277
Other debt	1,308	430
Convertible debt issued in 2012	1,500	7,500
Convertible debt issued in 2014	—	6,500
Convertible debt issued in 2015	7,700	—
Total	$134,461	$151,359
Less: current portion	39,992	22,012
Less: portion included in liabilities of variable interest entity held for sale (a)	5,871	5,956
Less: portion included in liabilities of disposal group held for sale (b)	4,008	5,197
Less: portion included in liabilities of disposal group held for use (c)	—	4,035
Notes payable and other debt, net	$84,590	$114,159
(a)  The senior debt - bonds, net of discount includes $5.9 million at September 30, 2015 and $6.0 million at December 31, 2014 related to the Company's consolidated VIE, Riverchase Village ADK, LLC ("Riverchase"), revenue bonds issued by the Medical Clinical Board of the City of Hoover in the State of Alabama, which the Company has guaranteed the obligation under such bonds.
(b)  At December 31, 2014, the senior debt - other mortgage indebtedness includes $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions, a skilled nursing facility located in Tulsa, Oklahoma, as well as a related $0.2 million outstanding line of credit balance. At September 30, 2015, the senior debt - other mortgage indebtedness includes $3.0 million related to the outstanding loan entered into in conjunction with the acquisition of the Companions facility, as well as $1.0 million related to the outstanding loan on one of the two office buildings located in Roswell, Georgia.
(c)  At December 31, 2014, the senior debt - other mortgage indebtedness includes $4.0 million related to the outstanding loans entered into in conjunction with the acquisition of a skilled nursing facility located in Bentonville, Arkansas and one of the two office buildings located in Roswell, Georgia. During the nine months ended September 30, 2015, the Bentonville, Arkansas facility was sold and the outstanding loan on the office building in Roswell, Georgia was reclassified to liabilities held for sale.

Scheduled Maturities
The 2016 maturities, as described below, include the outstanding loans of an aggregate $4.0 million related to the Companions facility and one of the two office buildings located in Roswell, Georgia, which are classified as liabilities of a disposal group held for sale at September 30, 2015, and $5.9 million related to the Riverchase bonds classified as liabilities of a VIE held for sale at September 30, 2015.
The schedule below summarizes the scheduled maturities for the twelve months ended September 30 of the respective year:

(Amounts in 000’s)
2016	$50,040
2017	20,672
2018	4,383
2019	1,834
2020	1,926
Thereafter	55,983
Subtotal	134,838
Less: unamortized discounts ($169 classified as current)	(377)
Total	$134,461

Debt Covenant Compliance

As of September 30, 2015, the Company (including its consolidated VIE) has approximately 41 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are further defined in the table below as follows: (i) financial covenants measured against subsidiaries of the Company ("Subsidiary"); and (ii) financial covenants measured against third-party operator performance ("Operator"). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of September 30, 2015, the Company has not been in compliance with certain financial covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.
The table below indicates which of the Company's credit-related instruments are not in compliance as of September 30, 2015:

Credit Facility	Balance at September 30, 2015 (000's)	Subsidiary or Operator Level Covenant Requirement	Financial Covenant	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
PrivateBank - Line of Credit - HUD	$842	Subsidiary	Minimum Coverage of Rent and Debt Service	1.50	0.85	(a)	n/a
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$7,401	Subsidiary	Minimum Operator EBITDAR (000s)	$265	$78	(a)	$265
PrivateBank - Mortgage Note - APH&R Property Holdings, LLC; Northridge HC&R Property Holdings, LLC; Woodland Hills HC Property Holdings, LLC	$11,871	Subsidiary	Minimum Operator EBITDAR (000s)	$450	$327	(a)	$450
PrivateBank - Mortgage Note - Little Rock HC&R Nursing, LLC	$11,456	Subsidiary	Minimum Operator EBITDAR (000s)	$358	$(45)	(a)	$358
(a) Waiver for violation of covenant obtained.

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
On April 30, 2015, the outstanding principal amount of $1.0 million under the Northwest Credit Facility was repaid in full.
Gemino-Bonterra Credit Facility

On September 20, 2012, Bonterra entered into a Second Amendment to the Credit Agreement with Gemino, which amended the original Credit Agreement dated April 27, 2011 between Bonterra and Gemino ("Gemino-Bonterra Credit Facility"). The Gemino-Bonterra Credit Facility was a secured credit facility for borrowings up to $2.0 million. The amendment extended the term of the Gemino-Bonterra Credit Facility from October 29, 2013 to January 31, 2014 and amended certain financial covenants regarding Bonterra's fixed charge coverage ratio, maximum loan turn days and applicable margin. Interest accrued on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuated depending upon the principal amount outstanding.
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
On January 30, 2015, March 31, 2015, and May 1, 2015, Bonterra and Gemino amended the Gemino-Bonterra Credit Facility to extend its term to March 31, 2015, April 30, 2015, and June 30, 2015, respectively.

On July 1, 2015, the outstanding principal amount of $0.4 million under the Gemino-Bonterra Credit Facility was repaid in full.
PrivateBank Credit Facility
On April 1, 2015, certain wholly owned subsidiaries (the “PrivateBank Borrowers”) the Company entered into a Eighth Modification Agreement (the “Eighth Modification”) with The PrivateBank and Trust Company (“PrivateBank”), which modified that certain Loan Agreement, dated September 20, 2012, between the PrivateBank Borrowers, PrivateBank and the Company, as guarantor (as amended, the “PrivateBank Credit Facility”). Under the Eighth Modification:(i) PrivateBank consented to the transfer of operations to new operators and the amendment of the related leases; (ii) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $8.8 million to $6.0 million, effective April 1, 2015; and (iii) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $6.0 million to $5.8 million, effective August 1, 2015.

On May 1, 2015, the PrivateBank Borrowers entered into a Ninth Modification Agreement (the “Ninth Modification”) with PrivateBank, which modified the PrivateBank Credit Facility. Under the Ninth Modification: (i) PrivateBank consented to the transfer of operations to new operators and the amendment of the related leases; and (ii) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $5.8 million to $3.8 million.

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

On September 2, 2015, the PrivateBank Borrowers entered into a Eleventh Modification Agreement (the “Eleventh Modification”) with PrivateBank, which modified the PrivateBank Credit Facility. Under the Eleventh Modification: (i) the outstanding amount owing under the PrivateBank Credit Facility was reduced to $1.8 million, effective September 2, 2015; and (ii) the face value of one of the two letters of credit outstanding under the PrivateBank Credit Facility was reduced by $2.0 million.

As of September 30, 2015, there were no cash borrowings outstanding under the PrivateBank Credit Facility. As of September 30, 2015, the Company had $1.8 million of outstanding letters of credit related to this credit facility. At September 30, 2015, the Company was in compliance with all covenants contained in the PrivateBank Credit Facility.
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

The Woodland Nursing and Glenvue Nursing Credit Facility matures on September 24, 2017. Interest on the Woodland Nursing and Glenvue Nursing Credit Facility accrues on the principal balance thereof at a rate of interest equal to the greater of: (i) a floating per annum rate of interest equal to the prime rate plus 1.0%; or (ii) 5.0% per annum. These certain wholly-owned subsidiaries of the Company paid to PrivateBank: (i) a one time non-refundable loan fee in the amount of $11,250 and (ii) a fee equal to 0.5% per annum of the unused portion of the Woodland Nursing and Glenvue Nursing Credit Facility. The Woodland Nursing and Glenvue Nursing Credit Facility is secured by a security interest in, without limitation, the accounts receivable and the collections and proceeds thereof relating to the Company’s two skilled nursing facilities located in Springfield, Ohio, known as the Eaglewood Care Center, and Glennville, Georgia, known as the Glenview Health and Rehabilitation Center. AdCare has unconditionally guaranteed all amounts owing under the Woodland Nursing and Glenvue Nursing Credit Facility.

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

As of September 30, 2015, $0.8 million was outstanding at an interest rate of 5.0% per annum under the Woodland Nursing and Glenvue Nursing Credit Facility, subject to borrowing base limitations. The $0.8 million principal outstanding under the loan is included in the current portion of debt disclosed in the table above. At September 30, 2015, the Company was not in compliance with all covenants contained in the Woodland Nursing and Glenvue Nursing Credit Facility and has obtained a waiver from PrivateBank.
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
On May 14, 2015, the outstanding principal amount of $0.2 million under the Contemporary $0.6 million Loan was repaid in full.
Senior Debt—Other Mortgage Indebtedness
Companions Specialized Care
In August 2012, a wholly owned subsidiary of the Company financed the acquisition of Companions by entering into a loan agreement for $5.0 million ("Contemporary Loan") with Contemporary. The loan had an original maturity date of August 20, 2015 with a required final payment of $5.0 million. The loan accrued interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.2 million and were amortized to interest expense over the life of the loan. The loan was secured by the Companions facility and guaranteed by AdCare.
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

As of September 30, 2015, $3.0 million was outstanding under the Companions loan. On October 30, 2015, the Company completed the sale of Companions and repaid in full the $3.0 million outstanding under the Contemporary Loan.
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
As of September 30, 2015, $11.9 million was outstanding, at an interest rate of approximately 4.4% per annum, of the maximum borrowing amount of $12.0 million under the Northridge, Woodland Hills and Abington Credit Facility.The $11.9 million principal outstanding under the loan is included in the current portion of debt disclosed in the table above. As of September 30, 2015, the Company had $2.0 million of outstanding restricted assets related to this credit facility. At September 30, 2015, the Company was not in compliance with a covenant contained in the Northridge, Woodland Hills and Abington Credit Facility and has obtained a waiver from PrivateBank.
On October 30, 2015, three wholly owned subsidiaries of the Company entered into a Modification Agreement with PrivateBank, which modified the Northridge, Woodland Hills and Abington Credit Facility (see Note 16 - Subsequent Events).
Little Rock Credit Facility
On March 30, 2012, Little Rock HC&R Property Holdings, LLC ("Little Rock") and two other wholly owned subsidiaries of the Company, in connection with the Company's April 2012 acquisition of three skilled nursing facilities located in Arkansas, entered into a loan agreement for $21.8 million with PrivateBank (the "Little Rock Credit Facility"). The Little Rock Credit Facility, as amended on December 28, 2012, matures in December 2016 with a required final payment of $13.7 million. The Little Rock Credit Facility accrues interest at the LIBOR rate plus 4%with a minimum rate of 6% per annum and requires monthly principal payments plus interest for total current monthly payments of $0.2 million. Deferred financing costs incurred on the loan amounted to $0.4 million and are being amortized to interest expense over the life of the loan. The Little Rock Credit Facility is secured by the three facilities and guaranteed by Little Rock HC&R Nursing, LLC and AdCare. The facility is also secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Little Rock Credit Facility. A portion of the Little Rock Credit Facility with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank.
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
The Company has $2.1 million of restricted assets related to this loan. As of September 30, 2015, $11.5 million was outstanding at an interest rate of 6.0% per annum under loan agreement. At September 30, 2015, the Company was not in compliance with a covenant contained in the loan agreement and has obtained a waiver from PrivateBank.
On October 30, 2015, Little Rock and two other wholly owned subsidiaries of the Company entered into a Sixth Modification Agreement with PrivateBank, which modified the Little Rock Credit Facility (see Note 16 - Subsequent Events).
Bentonville, Heritage Park and River Valley
On May 1, 2015, Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC, and Valley River Property Holdings, LLC, each a wholly owned subsidiary of the Company (collectively, the “Benton Borrower Group”), entered into a Loan Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated September 1, 2011, as amended, between the Benton Borrower Group and PrivateBank (the "Bentonville, Heritage Park and River Valley Credit Facility"). The Loan Modification, among other things: (i) provided for PrivateBank's consent to the sublease of the Company’s Heritage Park

Nursing Center to an affiliate of Aria Health Group, LLC; and (ii) amended the minimum EBITDA covenant described in the Bentonville, Heritage Park and River Valley Credit Facility to (a) reflect a new facility operator, Highlands of Rogers Dixieland, LLC, and (b) change the minimum EBITDA covenant to a “Minimum EBITDAR/Management Fee” covenant, which modifies minimum EBITDAR to take into account management fees equal to the greater of the operator’s actual management fees for such period or imputed management fees equal to 5% of such operator’s gross income for such period, as determined in accordance with generally accepted accounting principles.

On July 1, 2015, the Company completed the sale of its Bentonville, Arkansas skilled nursing facility consisting of 83 licensed beds for $3.4 million net of customary closing and certain real property apportionments. Net proceeds were used to repay certain mortgage indebtedness under the Bentonville, Heritage Park and River Valley Credit Facility.
As of September 30, 2015, $9.9 million was outstanding at an interest rate of 6.0% per annum under the Bentonville, Heritage Park and River Valley Credit Facility. The $9.9 million principal outstanding under the loan is included in the current portion of debt disclosed in the table above. At September 30, 2015, the Company was not in compliance with a covenant contained in the loan agreement and has obtained a waiver from PrivateBank.
On October 30, 2015, Benton Borrower Group entered into a Second Modification Agreement with PrivateBank, which modified the Bentonville, Heritage Park and River Valley Credit Facility (see Note 16 - Subsequent Events).
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
In May 2015, the Company obtained additional financing from IPFS Corporation, effective May 1, 2015 and maturing on April 30, 2016. The additional amount financed was approximately $1.0 million requiring monthly payments with interest of 3.29% starting June 2015. At September 30, 2015, the combined outstanding principal and interest was approximately $0.6 million under the Commercial Insurance Premium Finance Security Agreement.
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
On April 3, 2015, the Company entered into five separate unsecured Amended and Restated Promissory Note Agreements with KeyBank, which amend the KeyBank Promissory Notes to include a fifth note with the aggregate principal total of $0.7 million remaining unaltered. The amendments restate the principal balances on the original notes in order to include a fifth note.
Convertible Debt
Convertible Subordinated Notes Issued in 2012 (the "2012 Notes")

On June 30, 2015, the Company entered into prepayment agreements with Anthony Cantone and CAM in connection with the Company's 8% Subordinated Convertible Notes due July 31, 2015 issued to them with an aggregate original principal amount of approximately $6.4 million (the "Cantone Notes"). In connection therewith, the Company made principal prepayments in aggregate of approximately $1.5 million with respect to the Cantone Notes. On August 21, 2014, Mr. Cantone and certain of his affiliates filed a Schedule 13G/A with the SEC reporting ownership in excess of 5% of the common stock. On October 5, 2015, Mr. Cantone and certain of his affiliates filed a Schedule 13G/A with the SEC reporting ownership of less than 5% of the common stock (see Note 15 - Related Party Transactions).

On July 30, 2015, the Company and CAM amended the terms of that certain 8% subordinated convertible note, issued by the Company to CAM and due July 31, 2015, with a principal payment amount as of such date of $4.8 million, which was repaid, to: (i) extend the maturity date with respect to $1.5 million of the principal amount of the Note to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share.

Additionally, the amendment modifies the Company’s right to prepay the note so that the Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to the note; provided, however, that: (i) the shares of the common stock issuable upon conversion of the note have been registered for resale under the Securities Act; (ii) at any time after the issue date of the note, the volume-weighted average price of the common stock for 10 consecutive trading days has equaled or exceeded 150% of the then-current conversion price; and (iii) such prepayment may not be effected prior to July 31, 2016. The amendment also affords each of CAM and the Company the right to cause the redemption of all or any portion of the principal amount of the note upon a change of control (as defined in the note) at a redemption price equal to 115% of the sum of (i) outstanding principal amount to be redeemed, plus (ii) the amount of accrued and unpaid interest thereon.

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
Convertible Subordinated Notes Issued in 2014 (the "2014 Notes")
On April 30, 2015, the Company repaid the outstanding principal amount of $6.5 million under the 2014 Notes plus all interest accrued and unpaid thereunder. Of the $6.5 million outstanding principal amount, $0.8 million was repaid in cash and $5.7 million was repaid through the setoff of amounts owed to the Company by the noteholders.
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
The 2015 Notes are convertible at the option of the holder into shares of common stock at an initial conversion price equal to $4.25 per share. If, prior to September 30, 2015, the Company issued or sold any shares of common stock or common stock equivalents (excluding certain excluded securities, as defined in the 2015 Notes) for a consideration per share (the “New Issuance Price”) less than the conversion price then in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the conversion price then in effect shall be reduced to an amount equal to the New Issuance Price (an “Adjustment for Dilutive Issuances”). Notwithstanding the foregoing, no Adjustment for Dilutive Issuances would be effected to the extent it would cause the number of shares of common stock issued, plus the number of shares of common stock issuable, in respect of all 2015 Notes in the aggregate to exceed 3,850,405 shares of common stock. As of September 30, 2015, no Adjustment for Dilutive Issuances was made. In addition, the conversion price will be subject to adjustment for any subdivision (by stock dividend, stock split or similar corporation action) or combination (by reverse stock split or similar corporate action) of the common stock.

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
On April 29, 2015, a wholly-owned subsidiary of the Company (the “Companions Seller”) entered into an asset purchase agreement (the “Companions Sale Agreement”) with Gracewood Manor, LLC, an Oklahoma limited liability company (the “Companions Purchaser”), to sell Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma, for a sale price of $3.5 million. In connection with entering into the Companions Sale Agreement, the Companions Seller and Companions Purchaser entered into an operations transfer agreement to transfer the operations of Companions concurrent with the closing of the asset purchase agreement. On October 30, 2015, the Company completed the sale of Companions and transferred the operations to the Companions Purchaser (see Note 16 - Subsequent Events).
On May 1, 2015, the subleases commenced and operations transferred for seven skilled nursing facilities and one assisted living facility located in Arkansas (see Note 7 - Leases).
On May 15, 2015, a wholly-owned subsidiary of the Company (the “Bentonville Seller”) entered into an asset purchase agreement (the “Bentonville Sale Agreement”) with Bozeman Development, LLC, a Texas limited liability company (the “Bentonville Purchaser”), to sell Bentonville. The transaction closed on July 1, 2015 and the net sales proceeds of $3.4 million were remitted to the Bentonville Seller. In connection with entering into the Bentonville Sale Agreement, the Bentonville Seller and Bentonville Purchaser entered into an operations transfer agreement to transfer the operations of Bentonville Manor concurrent with the closing of the asset purchase agreement.

On June 1, 2015, the sublease commenced and operations transferred for one skilled nursing facility located in North Carolina (see Note 7 - Leases).

On June 11, 2015, Riverchase entered into an asset purchase agreement (the "Riverchase Sale Agreement") with Omega Communities, LLC ("Omega") to sell the Riverchase Village facility, a 105-bed assisted living facility located in Hoover, Alabama. The purchase price for the Riverchase Village facility was $6.8 million and was originally scheduled to close on or before July 31, 2015, subject to the purchaser's right to extend the closing date to August 31, 2015. The sale is subject to the completion of satisfactory due diligence, the receipt of required licenses and other state regulatory approvals, and the satisfaction of other customary closing conditions.

On August 6, 2015, Riverchase entered into a First Amendment to Asset Purchase Agreement ("First Amendment") with Omega, which amended the Riverchase Sale Agreement. Under the First Amendment: (i) the closing date of the Riverchase Sale Agreement was extended to August 31, 2015, subject to the purchaser's right to extend the closing date to September 30, 2015, upon completion of conditions set forth in the agreement; (ii) Omega transferred $0.1 million in additional earnest money to Riverchase, to extend the Riverchase Sale Agreement to August 31, 2015; and (iii) the total purchase price, inclusive of the additional earnest money, increased by $0.1 million to $6.9 million.

On September 30, 2015, Riverchase entered into a Second Amendment to Asset Purchase Agreement ("Second Amendment") with Omega, which amended the Riverchase Sale Agreement. Under the Second Amendment: (i) the closing date of the Riverchase Sale Agreement was extended to November 30, 2015; and (ii) Omega transferred $0.2 million in additional earnest money to Riverchase, to extend the Riverchase Sale Agreement to November 30, 2015.

On July 1, 2015, the sublease commenced and operations transferred for one skilled nursing facility located in Georgia (see Note 7 - Leases).

On August 1, 2015, the subleases commenced and operations transferred for four skilled nursing facilities and one assisted living facility located in Ohio (see Note 7 - Leases).

On September 1, 2015, the subleases commenced and operations transferred for two skilled nursing facilities located in Georgia (see Note 7 - Leases).

On September 30, 2015, the sublease commenced and operations transferred for one skilled nursing facility located in Georgia (see Note 7 - Leases).

On November 1, 2015, the sublease commenced and operations transferred for one skilled nursing facility located in Arkansas (see Note 7 - Leases and Note 16 - Subsequent Events).

For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified in the activities below. For a historical description of the Company's discontinued entities, see Item 8, Notes to Consolidated Financial Statements - Note 11 - Discontinued Operations, of the Annual Report.
The following table summarizes the activity of discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2015	2014	2015	2014
Total revenues from discontinued operations	$8,158	$53,677	$71,826	$158,364
Net income (loss) from discontinued operations	$(3,228)	$6,850	$(2,694)	$19,034
Interest expense, net from discontinued operations	$265	$313	$881	$933

On January 21, 2015, the Company listed for sale its two office buildings located in Roswell, Georgia as part of its transition to a healthcare property holding and leasing company. During the three and nine months ended September 30, 2015, the Company recognized an impairment charge of approximately $0.2 million and $0.3 million, respectively, to write down the carrying value of its two office buildings. The assets and liabilities of the two office buildings have been reclassified to assets and liabilities of disposal groups held for sale as of September 30, 2015.
Assets and liabilities of the disposal groups held for sale at September 30, 2015 and December 31, 2014, are as follows:

(Amounts in 000’s)	September 30, 2015	December 31, 2014
Property and equipment, net (a)	$4,868	$3,777
Other assets	121	2,036
Assets of disposal groups held for sale	$4,989	$5,813

Notes payable	$4,008	$5,000
Line of credit	—	197
Liabilities of disposal group held for sale	$4,008	$5,197
(a) Property and equipment, net includes the CON related to Companions.

Assets and liabilities of the VIE held for sale at September 30, 2015 and December 31, 2014, are as follows:

Amounts in (000's)	September 30, 2015	December 31, 2014
Property and equipment, net	$5,918	$5,893
Other assets	—	31
Assets of variable interest entity held for sale	$5,918	$5,924

Bonds payable	$5,871	$5,956
Liabilities of variable interest entity held for sale	$5,871	$5,956

NOTE 11.                       DIVIDENDS AND PREFERRED STOCK

Common Stock

On March 31, 2015, the Board of Directors declared a cash dividend of $0.05 per share to shareholders of common stock of record as of April 15, 2015. The cash dividend was paid on April 30, 2015.

On June 30, 2015, the Board of Directors declared a cash dividend of $0.055 per share to shareholders of common stock of record as of July 15, 2015. The cash dividend was paid on July 31, 2015.

On September 29, 2015, the Board of Directors declared a cash dividend of $0.06 per share to shareholders of common stock of record as of October 15, 2015. The $1.2 million dividend payable is recorded as part of accrued expenses at September 30, 2015. The cash dividend was paid on October 31, 2015.

Preferred Stock

On March 31, 2015, the Company paid a quarterly dividend of $0.68 per share on approximately 1.0 million shares of its Series A Preferred Stock to shareholders of record as of March 20, 2015.

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

On June 30, 2015, the Company paid a quarterly dividend of $0.68 per share on approximately 2.1 million shares of its Series A Preferred Stock to shareholders of record as of June 19, 2015.

On July 21, 2015, the Company entered into separate Sales Agreements with each of its Agents, pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of Series A Preferred Stock under its ATM through the Agents.

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

For the three months ended September 30, 2015, the Company sold 90,136 shares of Series A Preferred Stock under its ATM at an average sale price of $24.91 per share. In connection therewith, the Company received net proceeds of approximately $2.2 million, after payment of underwriting commissions and discounts and other offering expenses incurred by the Company.

On September 30, 2015, the Company paid a quarterly dividend of $0.68 per share on approximately 2.2 million shares of its Series A Preferred Stock to shareholders of record as of September 18, 2015.

NOTE 12.                       STOCK BASED COMPENSATION

For the three and nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2015	2014	2015	2014
Employee compensation:
Stock options	$11	$88	$56	$276
Warrants	55	43	139	133
Restricted stock	109	10	301	112
Total employee stock-based compensation expense	$175	$141	$496	$521
Non-employee compensation:
Board restricted stock	$57	$42	$144	$268
Board stock options	13	61	37	182
Warrants	—	—	—	12
Total non-employee stock-based compensation expense	$70	$103	$181	$462
Total stock-based compensation expense	$245	$244	$677	$983

Stock Incentive Plans
The Company has two employee stock option plans:

•	The 2005 Stock Incentive Plan, which expired September 30, 2015 and provided for a maximum of 578,812 shares of common stock to be issued.

•	The 2011 Stock Incentive Plan, which expires March 28, 2021 and provides for a maximum of 2,152,500 shares of common stock to be issued.
Both plans permit the granting of incentive or nonqualified stock options. The 2011 Stock Incentive Plan also permits the granting of restricted stock. The plans are administered by the Board of Directors which has the authority to determine the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The Company uses only the 2011 Stock Incentive Plan to make future grants. The number of securities remaining available for future issuance is 483,923.
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
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the nine months ended September 30, 2015 and September 30, 2014, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Nine Months Ended September 30,
	2015	2014
Dividend yield	4.76%	n/a
Expected volatility	38.6%	51%
Risk-free interest rate	1.09%	1.73%
Expected term	3.9 years	5.2 years
The weighted-average grant date fair value for the options and warrants granted during the nine months ended September 30, 2015 was approximately $0.85 per share.

Common Stock Options
No common stock options were awarded during the nine months ended September 30, 2015. At September 30, 2015, there were 744,172 outstanding options to purchase shares of common stock with a weighted average exercise price of $5.15 per share.
Common Stock Warrants
On April 1, 2015, the Company granted a warrant to purchase 275,000 shares of common stock to its President and Chief Financial Officer at an exercise price equal to the closing stock price at March 25, 2015 of $4.25 per share. The warrant shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date. At September 30, 2015, there were 2,126,475 outstanding warrants to purchase shares of common stock with a weighted average exercise price of $3.47 per share.
Restricted Stock
On January 1, 2015, pursuant to the 2011 Stock Incentive Plan, the Company granted 50,000 shares of common stock with a three-year restriction to its Chairman and Chief Executive Officer. The restricted stock shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date and has all the rights of a shareholder from the date of grant including, without limitation, the right to receive dividends and the right to vote. The Company determined the fair value of the restricted stock at date of grant to be equal to the closing stock price at December 31, 2014 of $4.01 per share.
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
At September 30, 2015, there were 382,693 unvested shares of restricted stock with a weighted average grant-date fair value of $4.24 per share.
NOTE 13. .                      VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entity
As further described in Note 15 to our Consolidated Financial Statements in the Annual Report, the Company has one consolidated VIE, Riverchase, that is required to be consolidated because AdCare has control as primary beneficiary. A “primary beneficiary” is the party that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
In May 2015, the Company paid 2014 property taxes on behalf of Riverchase totaling approximately $84,342. At the time of payment, the Company and Riverchase recorded an increase to the outstanding principal owed under the promissory note issued by Riverchase to the Company (the "Riverchase Promissory Note") by $84,342. On October 1, 2015, the Riverchase Promissory Note was amended and restated to increase the principal amount from $177,323 to $261,665 and to provide for certain additional events of default (see Note 16 - Subsequent Events).
The following summarizes the assets and liabilities of the consolidated VIE included in the consolidated balance sheets:

(Amounts in 000’s)	September 30, 2015	December 31, 2014
Assets of variable interest entity held for sale	5,918	5,924
Other assets	322	343
Total assets	$6,240	$6,267

Accounts payable	$349	$1,923
Accrued expenses	1,470	651
Current portion of notes payable	262	177
Liabilities of variable interest entity held for sale	5,871	5,956
Non-controlling interest	(1,712)	(2,440)
Total liabilities and non-controlling interest	$6,240	$6,267
Non-consolidated Variable Interest Entities
Aria
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
On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”) and, in connection therewith, HAH executed a promissory note in the amount $1.2 million (the "Aria Note") in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 12.5% per annum. The principal and interest thereon was originally payable on August 13, 2015. Until all amounts due and owing under the note have been paid, neither the Aria Sublessees nor the Highland Sublessee will pledge, as security, any of the accounts receivable relating to the respective facilities that such entity subleases from the Aria Sublessors or the Highland Sublessor, as applicable. Until all principal and interest under the note is paid, the Company and its affiliates may retain as collateral all funds received by them from Medicare for the benefit of HAH or its affiliates with respect to the properties leased to the affiliates of Aria Health Group, LLC. If the note is not paid in full by the maturity date, then the Company may apply such funds to principal and interest due under the note.

The Aria Note was subsequently amended to extend the maturity date of the note to October 31, 2015, and to modify the outstanding principal owing thereunder. As of September 30, 2015, the principal amount outstanding on the Aria Note was $1.6 million.

On November 1, 2015, the Aria Note was further amended to: (i) increase the principal amount owing under the Aria Note to $1.8 million; (ii) extend the maturity date to November 30, 2015; and (iii) increase the annual interest rate to 13.5%.

The Aria Lease Inducement and Aria Note entered into by the Company create a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the Aria Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance (see Note 7 - Leases and Note 16 - Subsequent Events).
Beacon
On August 1, 2015, the Company entered into a Lease Inducement Fee Agreement with certain affiliates of Beacon Health Management, LLC, pursuant to which the Company paid to certain affiliates of Beacon Health Management, LLC a fee of $0.6 million as a lease inducement for the Beacon Sublessees to enter into the sublease agreements and to commence such subleases and transfer operations thereunder (see Note 7 - Leases). The inducement fee was paid net of certain other fees and costs owed by the affiliates of Beacon Health Management, LLC to the Beacon Sublessors, including the first month of base rent for all of the Beacon Facilities and the first month of special rent pertaining to the EHPW Facilities.

On August 1, 2015, the Company made a short-term loan to affiliates of Beacon Health Management, LLC (collectively, the "Beacon Affiliates") and, in connection therewith, Beacon Affiliates executed a promissory note in the amount $0.6 million (the "Beacon Note") in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 12.5% per annum. The principal and interest thereon was originally payable on October 1, 2015, and the maturity date could be extended for two separate periods of 30 days each upon by written request and the approval of the Company. Until all amounts due and owing under the note have been paid, the Beacon Sublessees will not pledge, as security, any of the accounts receivable relating to the respective facilities that such entity subleases from the Beacon Sublessors, as applicable. Until all principal and interest under the note is paid, the Company and its affiliates may retain as collateral all funds received by them from Medicare for the benefit of the Beacon Sublessees or its affiliates with respect to the properties leased to the affiliates of Beacon Health Management, LLC. If the note is not paid in full by the maturity date, then the Company may apply such funds to principal and interest due under the note.

The Beacon Note maturity date was extended, upon written request by the Beacon Affiliates, to November 30, 2015. As of September 30, 2015, the principal amount outstanding on the Beacon Note was $0.6 million.

The Beacon Lease Inducement and Beacon Note entered into by the Company create a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the Beacon Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance (see Note 7 - Leases and Note 16 - Subsequent Events).
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

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payer. A violation may provide the basis for exclusion from federally funded healthcare programs. As of September 30, 2015, the Company does not have any material loss contingencies recorded or requiring disclosure based upon the evaluation of the probability of loss from known claims, except as disclosed below.

Amy Cleveland et. al. v APH&R Nursing, LLC et. al.

The Company is a defendant in a lawsuit captioned, Angela Burnett as Special Administratrix of the Estate of Amy Cleveland, and on behalf of the wrongful death beneficiaries of Amy Cleveland; Myrtle Briley as Special Administratrix of the Estate of Sam Briley, deceased; Lavern Coleman as Special Administratrix of the Estate of Freddie Fowlkes Thomas, deceased; Barbara Giffen as Special Administratrix of the Estate of Willie Thomas, deceased; Vivian Swopes as Special Administratrix of the Estate of Ellen Shepherd, deceased; Marilyn Cabaniss as Special Administratrix of the Estate of Mary May Blood, deceased vs. APH&R Nursing, LLC d/b/a Cumberland Health and Rehabilitation Center and/or Abington Place Health and Rehab Center; Benton Nursing, LLC d/b/a Bentonville Manor Nursing Home; Homestead Nursing, LLC d/b/a Homestead Manor Nursing Home; Little Rock HC&R Nursing, LLC d/b/a West Markham Sub Acute and Rehabilitation Center; Mountain View Nursing, LLC d/b/a Stone County Nursing and Rehabilitation Center; Northridge HC&R Nursing, LLC d/b/a Northridge Healthcare and Rehabilitation; Park Heritage Nursing, LLC d/b/a Heritage Park Nursing Center; Valley River Nursing, LLC d/b/a River Valley Health and Rehabilitation Center; Woodland Hills HC Nursing, LLC d/b/a Woodland Hills Healthcare and Rehabilitation; APH&R Property Holdings, LLC; Benton Property Holdings, LLC; Homestead Property Holdings, LLC; Little Rock HC&R Property Holdings, LLC; Mt. V Property Holdings, LLC; Northridge HC&R Property Holdings, LLC; Park Heritage Property Holdings, LLC; Valley River Property Holdings, LLC; Woodland Hills HC Property Holdings, LLC; AdCare Administrative Services, LLC; AdCare Consulting, LLC; AdCare Operations, LLC; AdCare Health Systems, Inc.; Boyd P. Gentry; Christopher Brogdon; David A. Tenwick; Melinda Calaway; John Beaudrie; Cyndie L. Lyon; Debbie K. George-Fort; Kitty Gantner; Gaylon Gammill; Bennett; Brenda Barrientos; Deanna Shackleford; Rose Gean; Sherry Duncan; Tracey Tidwell; Zahid Abbasi; Jill Madden; Becky Jo Miller; Deborah Tyler; Matthew Manning; Rickey Griffin; Mincie Thomas; Deborah Hicks; Mary D. Huntsman-Hartfield; Dana Thompson Baker;

Christine Wilson; Glenn Clark; Kimberly Franklin-Bruce; Deborah Thornton; Denene Hurst; Christopher Johnson; Pamela Murphy; Matthew Stevens; Tammy Romero; Brenda Huntsinger; Tammy Watkins; Gale Woodell; Nadine Huddleston; Michael Harrison; Chris Titsworth; Peggy McLelland; and Patricia Lamb, Case No. 60CV-14-3741, filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit (the “Complaint”). The Complaint asserts claims against a purported class which consists of the residents at: (i) Stone County Nursing and Rehabilitation Center; (ii) Bentonville Manor Nursing Home; (iii) Heritage Park Nursing Center; (iv) Homestead Manor Nursing Home; (v) River Valley Health and Rehabilitation Center; (vi) Northridge Healthcare and Rehabilitation; (vii) Woodland Hills Healthcare and Rehabilitation; (viii) West Markham Sub Acute and Rehabilitation Center; and (ix) Cumberland Health and Rehabilitation Center, all of which were managed by subsidiaries or affiliates of the Company. The lawsuit alleges that the nine facilities were understaffed during the class period which resulted in breaches or violation of the nursing home admission agreements, the Arkansas Deceptive Trade Practices Act, and the Long Term Care Facilities Residents' Act. The Complaint also includes individual negligence claims on behalf of former deceased resident Amy Cleveland. The commencement date of the class period begins at different times during 2011 and 2012 for each facility and continues through a date to be determined by the court. The Complaint seeks certification of a class of residents consisting of all residents of the facilities during the class period, judgment against all defendants for actual, compensatory and punitive damages and attorney fees. With respect to the allegations concerning Amy Cleveland, the Complaint seeks damages for injuries, general and special damages, prejudgment and post-judgment interest, attorney fees and punitive damages. The Company intends to vigorously defend itself against the claims.

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
NOTE 15.                       RELATED PARTY TRANSACTIONS
Settlement and Indemnification Agreement
On March 26, 2015, the Company and certain entities controlled by Christopher Brogdon, a director of the Company and a beneficial owner of 5% of the outstanding common stock, entered into a Settlement and Indemnification Agreement with respect to the Oklahoma facilities litigation described in Note 14 - Commitments and Contingencies. Pursuant to the Settlement and Indemnification Agreement, the Company agreed to contribute up to $0.6 million towards the settlement of the litigation, and Mr. Brogdon and the Brogdon entities agree to release the Company from any and all claims arising in connection with the management agreements and to indemnify the Company with respect to the AdCare Indemnified Claims.
Riverchase
Riverchase is a consolidated VIE that is controlled by Mr. Brogdon and currently under contract to be sold (see Note 10 - Discontinued Operations, Note 13 - Variable Interest Entities and Note 16 - Subsequent Events).

Personal Guarantor on Loan Agreements
Mr. Brogdon serves as personal guarantor on certain loan agreements, entered into by the Company prior to 2015, related to the following properties: (i) one of the two office buildings located in Roswell, Georgia; (ii) College Park, a 95-bed skilled nursing facility located in College Park, Georgia; (iii) Attalla, a 182-bed skilled nursing facility located in Attalla, Alabama; and (iv) Coosa Valley, 122-bed skilled nursing facility located in Glencoe, Alabama. At September 30, 2015, the total outstanding principal owed under the loans was approximately $17.6 million.
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

Cantone

On June 30, 2015, the Company entered into prepayment agreements with Anthony Cantone and CAM, an affiliate of Mr. Cantone in connection with the Cantone Notes. In connection therewith, the Company made principal prepayments in aggregate of approximately $1.5 million with respect to the Cantone Notes. On October 5, 2015, Mr. Cantone, CRI and CAM, and certain other reporting persons filed with the SEC a Schedule 13G/A, which reported beneficial ownership of less than 5% of the common stock. For a description of certain transactions with Mr. Cantone and his affiliates, see Item 13, Certain Relationships and Related Party Transactions, and Director Independence –Related Party Transactions – Cantone, of the Annual Report.

NOTE 16.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Arkansas Lease
On November 1, 2015, the River Valley Sublease become effective and operations transferred to the Highlands Sublessee.

Aria Note

On November 1, 2015, the Aria Note was amended to: (i) increase the principal amount owing under the Aria Note to $1.8 million; (ii) extend the maturity date to November 30, 2015; and (iii) increase the annual interest rate to 13.5%.

Common Stock Dividends

On September 29, 2015, the Board of Directors declared a cash dividend of $0.06 per share to shareholders of common stock of record as of October 15, 2015. The cash dividend was paid on October 31, 2015.

Companions Specialized Care

On October 30, 2015, the Company completed the sale of Companions for $3.5 million less customary closing and certain real property apportionments. The Company received $0.4 million net cash from the sale and proceeds were used for working capital purposes. Concurrent with the closing of the sale, the operations of Companions were transferred to the Companions Purchaser and the Contemporary Loan was repaid.
New Beginnings

As previously disclosed, on December 1, 2012, ADK subleased one skilled nursing facility located in Jeffersonville, Georgia to Jeff Co. Nursing, LLC (“Jeff Co”). On June 30, 2013, ADK subleased two skilled nursing facilities located in Tybee Island, Georgia to Tybee NH, LLC (“Tybee NH”). The three facilities are currently leased by ADK, as tenant, pursuant to the Prime Lease (see Note 7 - Leases). The three sublease agreements between ADK as sublessor and Jeff Co and Tybee NH as sublessees (collectively, the "Sublease Agreements") were set to expire on the same day and adhered to all of the terms, covenants, and conditions as the Prime Lease. Jeff Co and Tybee NH had further subleased these facilities to affiliates of New Beginnings Care, LLC (the “Operators”) under separate sublease agreements (the “Sub-sublease Agreements”).

On October 15, 2015, ADK terminated the Sublease Agreements pursuant to their terms because Jeff Co and Tybee NH failed to pay rent and other amounts due to the Company thereunder. On November 3, 2015, ADK entered into a single master sublease agreement with the Operators (the “Master Sublease Agreement”), whereby the facilities are subleased directly to the Operators commencing on November 1, 2015. The annual rent under the Master Sublease Agreement in the first year will be approximately $1.3 million in the aggregate and will escalate 2.5% each year commencing thereafter through the end of term on July 31, 2020.

In connection with entering into the Master Sublease Agreement, on November 1, 2015, the Operators executed a replacement promissory note in favor of the Company with a principal amount of $0.5 million, which accrues interest at an annual rate of 13.5% and matures on October 31, 2016. This replacement promissory note replaces the promissory note originally issued by the Operators in favor of the Company on August 1, 2015, with a principal amount of $0.1 million, which accrued interest at an annual rate of 6.0% and originally matured on August 31, 2016. The notes were issued by the Operators to the Company in respect of lease payments, security deposits and other monies owed pursuant to operations transfer agreements.

PrivateBank

On October 30, 2015, three wholly owned subsidiaries of the Company entered into a Modification Agreement with PrivateBank, which modified the Northridge, Woodland Hills and Abington Credit Facility to, among other things: (i) provide lender consent for the sublease of three skilled nursing facilities to new operators; (ii) establish a single cash collateral account to combine and collectively share the restricted cash reserves related to the following loans: (a) the Northridge, Woodland Hills and Abington Credit Facility; (b) the Little Rock Credit Facility; and (c) Bentonville, Heritage Park and River Valley Credit Facility; and (iii) establish an excess rent account to capture monthly cash rent proceeds from operators in excess of the monthly debt payments payable under the Northridge, Woodland Hills and Abington Credit Facility and the Little Rock Credit Facility.

On October 30, 2015, Little Rock and two other wholly owned subsidiaries of the Company entered into a Sixth Modification Agreement with PrivateBank, which modified the Little Rock Credit Facility to, among other things: (i) provide lender consent for the sublease of three skilled nursing facilities to new operators; (ii) establish a single cash collateral account to combine and collectively share the restricted cash reserves related to the following loans: (a) the Northridge, Woodland Hills and Abington Credit Facility; (b) the Little Rock Credit Facility; and (c) Bentonville, Heritage Park and River Valley Credit Facility; and (iii) establish an excess rent account to capture monthly cash rent proceeds from operators in excess of the monthly debt payments payable under the Northridge, Woodland Hills and Abington Credit Facility and the Little Rock Credit Facility.

On October 30, 2015, Benton Borrower Group entered into a Second Modification Agreement with PrivateBank, which modified the Bentonville, Heritage Park and River Valley Credit Facility to, among other things: (i) provide lender consent for the sublease of three skilled nursing facilities to new operators; and (ii) establish a single cash collateral account to combine and collectively share the restricted cash reserves related to the following loans: (a) the Northridge, Woodland Hills and Abington Credit Facility; (b) the Little Rock Credit Facility; and (c) Bentonville, Heritage Park and River Valley Credit Facility.

Riverchase

As previously disclosed, Riverchase financed its acquisition of the Riverchase Village facility using the proceeds of revenue bonds issued by the Medical Clinic Board of the City of Hoover (approximately $5.8 million of First Mortgage Healthcare Facility Revenue Bonds (Series 2010 A) and approximately $0.5 million of First Mortgage Revenue Bonds (Series B) (collectively, the “Riverchase Bonds”)). It has come to the Company’s attention that, on September 3, 2015, the trustee with respect to the Riverchase Bonds (as to which the Company is a guarantor) issued to bondholders an informational notice indicating that certain defaults had occurred with respect to the Riverchase Bonds, including a debt service reserve deficiency of approximately $300,000, failure to pay ad valorem taxes and failure to provide certain financial and other information to the trustee. It is the Company’s understanding that Riverchase is working with the trustee to cure the defaults.

On October 30, 2015, the trustee notified the Company that there were insufficient funds in the interest account with respect to the Riverchase Bonds to pay the bond payment due November 1, 2015, and demanded that the Company pay the shortfall in the amount of $39,739 pursuant to the Company’s guaranty. The Company paid such amount as demanded by the trustee and, in connection therewith, the Riverchase Promissory Note was amended and restated on November 2, 2015, to increase the principal amount from $261,665 to $301,404. As previously disclosed, Riverchase is the Company’s consolidated VIE and is owned and controlled by Christopher Brogdon, a director of the Company and greater than 5% holder of the common stock. For a description of certain arrangements between the Company and Mr. Brogdon, see “Certain Relationships and Related Party Transactions” included in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, filed with the SEC on October 26, 2015.

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
In July 2014, we announced that the Board of Directors had approved a strategic plan to transition the Company to a healthcare property holding and leasing company. Through a series of leasing and subleasing transactions, we are in the process of transitioning to third-parties the operations of the Company’s currently owned and operated healthcare facilities. In furtherance of this strategic plan, the Company is now focused on the ownership, acquisition and leasing of healthcare related properties.
During the nine months ended September 30, 2015, we entered into certain leasing and operations transfer agreements for facilities located in Arkansas, Georgia, North Carolina, Ohio and South Carolina, which are described below. Subsequent to September 30, 2015, the Company completed the sale of Companions, a 102-bed skilled nursing facility located in Tulsa, Oklahoma ("Companions"), and transferred the operations of Companions and one additional facility to new operators (see Note 7 - Leases and Note 16 - Subsequent Events, located in Part I, Item 1., Notes to Consolidated Financial Statements).
Leasing and Subleasing Activities
As of September 30, 2015, we leased nineteen owned and subleased eleven leased skilled nursing facilities and leased two owned assisted living facilities to local third-party operators in the states of Alabama, Arkansas, Georgia, North Carolina and South Carolina.
The following table provides summary information regarding the number of operational beds at our facilities leased and subleased to third parties as of September 30, 2015:

		Number of Facilities Leased and Subleased to Third-Parties
State	Number of Operational Beds/Units	Owned	Leased	Total
Alabama	304	2	—	2
Arkansas	829	8	—	8
Georgia	1,631	4	10	14
North Carolina	106	1	—	1
Ohio	373	4	1	5
South Carolina	180	2	—	2
Total	3,423	21	11	32

Facility Type	Number of Operational Beds/Units	Owned	Leased	Total
Skilled Nursing	3,311	19	11	30
Assisted Living	112	2	—	2
Total	3,423	21	11	32

Operating Activities
As of September 30, 2015, we operated or managed six facilities comprised of five skilled nursing facilities and one independent living/senior housing facility, excluding one skilled nursing facility held for sale. Our facilities provide a range of health care services to patients and residents including skilled nursing and independent living services, social services, various therapy services, and other rehabilitative and healthcare services. As of September 30, 2015, of the six facilities, we owned and operated three facilities and managed three facilities for a third party.

Liquidity Overview

The Company has and continues to undertake measures to streamline operations and cost infrastructure in connection with its new business model transition, which include: (i) continuing to reduce and ultimately eliminate patient care revenues and related costs while increasing rental revenues; (ii) refinance or repay current maturities to reduce interest costs and reduce mandatory principal repayments through refinancing transactions with the United States Department of Housing and Urban Development or other lending sources; (iii) reducing general and administrative expenses.

At September 30, 2015, we had $4.3 million in cash and cash equivalents as well as restricted cash of $12.2 million. Over the next twelve months, we anticipate both access to and receipt of several sources of liquidity. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. During the remainder of 2015 and into the first quarter of 2016, we anticipate net proceeds of approximately $1.6 million on the refinancing of existing debt with such government guaranteed lending programs. At September 30, 2015, we had $134.5 million in indebtedness of which the current portion is $49.9 million. We anticipate our operating cash requirements in 2016 as being less than in 2015 due to the Company's transition to a healthcare property holding and leasing company. We expect sufficient funds for our operations, scheduled debt service, and capital expenditures at least through the next twelve months. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2015 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness (for a more detailed discussion, see Note 3 - Liquidity and Profitability, located in Part I, Item 1., Notes to Consolidated Financial Statements).

Divestitures
For information regarding the Company's divestitures, please refer to Note 10 - Discontinued Operations, located in Part I, Item 1., Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
During the nine months ended September 30, 2015, we adopted Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, which amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU is applied prospectively and is effective for the Company for the 2015 annual and interim periods.
For a discussion on recent accounting pronouncements not yet adopted by the Company, see Note 1 - Organization and Significant Accounting Policies, located in Part I, Item 1., Notes to Consolidated Financial Statements.
Results of Operations

Comparison for the three months ended September 30, 2015 and 2014

The table below summarizes the operating results of continuing operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(Amounts in 000’s)	2015	2014	Change	Percent Change
Revenues:
Rental revenues	$5,826	$388	$5,438	1,401.5%
Patient care revenues	4,290	4,359	(69)	(1.6)%
Management revenues	218	354	(136)	(38.4)%
Other revenues	86	—	86	100.0%
Total revenues	10,420	5,101	5,319	104.3%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	4,354	4,168	186	4.5%
General and administrative expense	2,101	3,575	(1,474)	(41.2)%
Facility rent expense	1,802	385	1,417	368.1%
Depreciation and amortization	1,912	1,861	51	2.7%
Salary retirement and continuation costs	21	1,488	(1,467)	(98.6)%
Total expenses	10,190	11,477	(1,287)	(11.2)%

Income (loss) from operations	230	(6,376)	6,606	103.6%
Other expense:
Interest expense, net	(1,830)	(2,594)	(764)	(29.5)%
Acquisition costs	—	(8)	(8)	(100.0)%
Loss on extinguishment of debt	—	(1,220)	(1,220)	(100.0)%
Other expense	(269)	(444)	(175)	(39.4)%
Total other expense, net	(2,099)	(4,266)	(2,167)	(50.8)%

Loss from continuing operations before income taxes	(1,869)	(10,642)	(8,773)	(82.4)%
Income tax benefit	—	244	244	(100.0)%
Loss from continuing operations	$(1,869)	$(10,398)	$(8,529)	(82.0)%

Rental Revenues—Rental revenues increased by $5.4 million, or 1,401.5%, for the three months ended September 30, 2015, as compared with the same period in 2014. The increase reflects the Company's continuing transition to a healthcare property holding and leasing company in 2015. For the quarter ended September 30, 2015, rental revenues accounted for 55.9% of the total revenues earned during the period.

Patient Care Revenues—Total patient care revenues decreased by $0.1 million, or 1.6%, for the three months ended September 30, 2015, as compared with the same period in 2014. A 4.4% increase in overall occupancy was offset by an 11.3% decrease in Medicare A and certain Managed Care covered patient days (the "skilled patient days") for the three months ended September 30, 2015, as compared with the same period in 2014.

Management Revenues—Management revenues decreased by $0.14 million, or 38.4%, for the three months ended September 30, 2015, as compared with the same period in 2014. The decrease is primarily due to the discontinuance of a management agreement effective as of December 31, 2014.

Other Revenues—Other revenues increased by $0.1 million, or 100.0%, for the three months ended September 30, 2015, as compared with the same period in 2014. The increase reflects interest on lease inducements and short-term notes and other miscellaneous revenues earned during the period (see Note 13 - Variable Interest Entities, located in Part I, Item 1., Notes to Consolidated Financial Statements).

Cost of Services—Cost of services increased by $0.2 million, or 4.5%, during the three months ended September 30, 2015, as compared with the same period in 2014. The increase is primarily due to the following: (i) an increase of $0.1 million in nursing expense; and (ii) an increase of $0.1 million in bad debt on rental revenues receivable (see Note 1 - Organization and Significant Accounting Policies, located in Part I, Item 1., Notes to Consolidated Financial Statements).

General and Administrative—General and administrative costs decreased by $1.5 million, or 41.2%, during the three months ended September 30, 2015, as compared with the same period in 2014. The net decrease is primarily due to the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $1.1 million; (ii) a decrease of $0.2 million in legal expenses; (iii) a decrease of approximately $0.1 million in IT-related expenses; and (iv) a decrease of approximately $0.1 million in director fees and other related expenses.

Facility Rent Expense —Facility rent expense increased by $1.4 million, or 368.1%, during the three months ended September 30, 2015, as compared with the same period in 2014. The increase is primarily due to lease extensions and amendments entered into during the quarter (see Note 7 - Leases, located in Part I, Item 1., Notes to Consolidated Financial Statements).

Depreciation and Amortization—Depreciation and amortization increased by $0.1 million, or 2.7%, during the three months ended September 30, 2015, as compared with the same period in 2014. The increase is primarily due to an impairment charge of approximately $0.2 million on certain office space held for sale, partially offset by a decrease in capital expenditures for the three months ended September 30, 2015, as compared with the same period in 2014 (see Note 10 - Discontinued Operations, located in Part I, Item 1., Notes to Consolidated Financial Statements).

Interest Expense, net—Interest expense, net decreased by $0.8 million, or 29.5%, during the three months ended September 30, 2015, as compared with the same period in 2014. The decrease is primarily due to the extinguishment of certain debt (see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements).

Comparison for the nine months ended September 30, 2015 and 2014

The table below summarizes the operating results of continuing operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase (Decrease)
(Amounts in 000’s)	2015	2014	Amount	Percent
Revenues:
Rental revenues	$11,322	$980	$10,342	1,055.3%
Patient care revenues	12,532	12,621	(89)	(0.7)%
Management revenues	692	1,140	(448)	(39.3)%
Other revenues	135	—	135	100.0%
Total revenues	24,681	14,741	9,940	67.4%
Expenses:
Cost of services (exclusive of facility rent, depreciation and amortization)	12,887	10,964	1,923	17.5%
General and administrative expenses	7,782	12,313	(4,531)	(36.8)%
Facility rent expense	3,618	1,044	2,574	246.6%
Depreciation and amortization	5,385	5,570	(185)	(3.3)%
Salary retirement and continuation costs	(27)	2,770	(2,797)	(101.0)%
Total expense	29,645	32,661	(3,016)	(9.2)%

Loss from operations	(4,964)	(17,920)	12,956	(72.3)%
Other expense:
Interest expense, net	(6,600)	(7,770)	(1,170)	(15.1)%
Acquisition costs, net of gains	—	(8)	(8)	(100.0)%
Loss on extinguishment of debt	(680)	(1,803)	(1,123)	(62.3)%
Other expense	(749)	(635)	114	18.0%
Total other expense, net	(8,029)	(10,216)	(2,187)	(21.4)%
Loss from continuing operations before income taxes	(12,993)	(28,136)	(15,143)	(53.8)%
Income tax (expense) benefit	(20)	236	256	108.5%
Loss from continuing operations	$(13,013)	$(27,900)	$(14,887)	(53.4)%

Rental Revenues—Rental revenues increased by $10.3 million, or 1,055.3%, for the nine months ended September 30, 2015, as compared with the same period in 2014.   The increase reflects the Company's continuing transition to a healthcare property holding and leasing company in 2015. For the nine months ended September 30, 2015, rental revenues accounted for 45.9% of the total revenues earned during the period.

Patient Care Revenues—Total patient care revenues decreased by $0.1 million, or 0.7%, for the nine months ended September 30, 2015 as compared with the same period in 2014. A 4.4% increase in overall occupancy was offset by a 5.3% decrease in skilled patient days for the nine months ended September 30, 2015 as compared with the same period in 2014.
Management Revenues—Management revenues decreased approximately $0.4 million, or 39.3%, for the nine months ended September 30, 2015, as compared with the same period in 2014. The decrease is primarily due to the discontinuance of managements agreement effective as of March 1, 2014 and December 31, 2014.
Other Revenues—Other revenues increased by $0.1 million, or 100.0%, for the nine months ended September 30, 2015, as compared with the same period in 2014. The increase reflects interest on lease inducements and short-term notes and other miscellaneous revenues earned during the period (see Note 13 - Variable Interest Entities, located in Part I, Item 1., Notes to Consolidated Financial Statements).

Cost of Services—Cost of services increased approximately $1.9 million, or 17.5%, for the nine months ended September 30, 2015, as compared with the same period in 2014. The increase is primarily due to the following: (i) an increase of $0.7 million in bad debt expense; (ii) an increase of $0.6 million in nursing and pharmaceutical expenses; (iii) an increase of $0.4 million in facility operations and administrative expenses; and (iv) an increase of $0.2 million in insurance expense.

General and Administrative—General and administrative costs decreased by approximately $4.5 million, or 36.8%, for the nine months ended September 30, 2015, as compared with the same period in 2014. The net decrease is primarily due to the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $3.6 million, partially offset by an increase in contract services expense of approximately $0.7 million; (ii) a decrease of $0.5 million in legal expenses; (iii) a decrease of approximately $0.3 million in stock-based compensation; (iv) a decrease of approximately $0.3 million in travel and other reimbursable expenses; (v) a decrease of approximately $0.3 million in IT-related expenses; and (vi) a decrease of approximately $0.2 million in director fees and other related expenses.
 Facility Rent Expense—Facility rent expense increased by approximately $2.6 million, or 246.6%, for the nine months ended September 30, 2015, as compared with the same period in 2014. The increase is primarily due to lease extensions and amendments entered into during the quarter (see Note 7 - Leases, located in Part I, Item 1., Notes to Consolidated Financial Statements).
Depreciation and Amortization—Depreciation and amortization decreased by $0.2 million, or 3.3%, during the nine months ended September 30, 2015, as compared with the same period in 2014. The decrease is primarily due to certain assets becoming fully depreciated in 2014, partially offset by an impairment charge of approximately $0.3 million on certain office space held for sale, for the nine months ended September 30, 2015, as compared with the same period in 2014.

Interest Expense, net—Interest expense, net decreased by $1.2 million, or 15.1%, during the nine months ended September 30, 2015, as compared with the same period in 2014. The decrease is primarily due to the extinguishment of certain debt and refinancing of certain loan agreements to more favorable terms (for further information, see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements and Item 8, Notes to Consolidated Financial Statements - Note 9 - Notes Payable and Other Debt, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).
Loss on Extinguishment of Debt—The Company recognized a loss on extinguishment of debt of approximately $0.7 million for the nine months ended September 30, 2015, compared with approximately $1.8 million for the same period in 2014. The $0.7 million loss is due to the February 2015 issuance of promissory notes related to the refinancing of certain loan agreements with one of our lenders (for further information, see Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements).
Liquidity and Capital Resources

For information regarding the Company's liquidity, please refer to Note 3 - Liquidity and Profitability, located in Part I, Item 1., Notes to Consolidated Financial Statements and Liquidity Overview, located in Part I, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Cash Flows
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2015	2014
Net cash used in operating activities - continuing operations	$(13,381)	$(17,160)
Net cash provided by (used in) operating activities - discontinued operations	(750)	11,186
Net cash provided by (used in) investing activities - continuing operations	(4,768)	2,406
Net cash provided by (used in) investing activities - discontinued operations	5,678	(928)
Net cash provided by (used in) financing activities - continuing operations	12,379	(1,794)
Net cash used in financing activities - discontinued operations	(5,618)	(217)
Net change in cash and cash equivalents	(6,460)	(6,507)
Cash and cash equivalents at beginning of period	10,735	19,374
Cash and cash equivalents at end of period	$4,275	$12,867

Nine Months Ended September 30, 2015

Net cash used in operating activities—continuing operations for the nine months ended September 30, 2015, was approximately $13.4 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue and expense in excess of cash paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $0.8 million.
Net cash used in investing activities—continuing operations for the nine months ended September 30, 2015, was approximately $4.8 million. This is primarily the result of a net increase in restricted cash deposits of approximately $3.4 million and capital expenditures of approximately $1.3 million. Net cash provided by investing activities—discontinued operations was approximately $5.7 million. This is primarily the result of the $3.4 million sale of the Company's Bentonville, Arkansas skilled nursing facility and a release of approximately $2.0 million of restricted cash related to the Companions loan.
Net cash provided by financing activities—continuing operations was approximately $12.4 million for the nine months ended September 30, 2015. This is primarily the result of cash proceeds received from preferred stock issuances and additional debt borrowings. These proceeds were offset primarily by repayments of existing debt obligations and payments of dividends. Net cash used in financing activities—discontinued operations was $5.6 million. This is primarily the result of a loan repayment of approximately $3.0 million related to the Company's Bentonville, Arkansas skilled nursing facility and a reduction of approximately $2.0 million in the outstanding loan principal on Companions.
Nine Months Ended September 30, 2014

Net cash used in operating activities—continuing operations for the nine months ended September 30, 2014, was $17.2 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue and expense in excess of cash paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash provided by operating activities—discontinued operations was approximately $11.2 million. This is primarily the result of the discontinuation of profitable operating entities which are now subleased to our third-party operators.
Net cash provided by investing activities—continuing operations for the nine months ended September 30, 2014, was approximately $2.4 million. This is primarily the result of a net decrease in restricted cash deposits of approximately $5.8 million, partially offset by capital expenditures of approximately $3.4 million. Net cash used in investing activities—discontinued operations was approximately $0.9 million. This is primarily the result of an increase of $0.7 million in collateralized restricted cash related to the Companions loan.
Net cash used in financing activities—continuing operations was approximately $1.8 million for the nine months ended September 30, 2014.  This is primarily the result of repayments of existing debt obligations and payments of preferred stock dividends, partially offset by cash proceeds received from additional debt borrowings and exercises of stock-based compensation awards. Net cash used in financing activities—discontinued operations was $0.2 million.
Notes Payable and Other Debt

For information regarding the Company's debt financings, please refer to Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Receivables

The Company’s operations could be adversely affected if we experience significant delays in: (i) collection of rent from third-party operators; or (ii) reimbursement from Medicare, Medicaid or other third-party revenue sources. As the Company continues its transition to a healthcare property holding and leasing company, our operations will become less dependent upon patient care reimbursements and increasingly dependent upon the collection of rent. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets and current liabilities. In that regard, accounts receivable can have a significant impact on our liquidity.
Accounts receivable totaled $11.0 million at September 30, 2015, compared to $24.3 million at December 31, 2014.
The allowance for doubtful accounts was $13.0 million and $6.7 million at September 30, 2015 and December 31, 2014, respectively. As facility operations transfer, older receivables become increasingly difficult to collect. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, as well as other factors. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation

Certain of our facilities are financed under various debt obligations subject to variable interest rates, which may increase in the future. For information regarding the Company's debt financings, please refer to Note 9 - Notes Payable and Other Debt, located in Part I, Item 1., Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q and Item 8, Notes to Consolidated Financial Statements - Note 9 - Notes Payable and Other Debt, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Upon the completion of our transition to a healthcare property holding and leasing company, rental revenues from our leased and subleased facilities will provide our primary source of revenues. Each of our leased and subleased facilities are subject to certain annual or periodic rent escalators, which will provide increased future cash flows. However, there is no guarantee these rent escalators will provide protection from future increases in inflation.
We have historically derived a substantial portion of our revenues from the Medicare program, state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state’s fiscal year for the Medicaid programs and in each October for the Medicare program. These adjustments may not continue in the future, and even if received, such adjustments may not reflect the actual increase in our costs for providing healthcare services.
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
Off-Balance Sheet Arrangements

There were $1.8 million of outstanding letters of credit at September 30, 2015 and $3.8 million of outstanding letters of credit at December 31, 2014. For the period ended September 30, 2015, the outstanding letter of credit were fully collateralized with restricted cash deposits. For the period ended December 31, 2014, the outstanding letters of credit were fully collateralized with accounts receivable.

Operating Leases
For information regarding the Company's operating leases, please refer to Note 7 - Leases, located in Part I, Item 1., Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2015	2014	2015	2014
Condensed Consolidated Statements of Operations Data:
Net loss	$(5,097)	$(3,548)	$(15,707)	$(8,866)
Discontinued operations	3,228	(6,850)	2,694	(19,034)
Net loss from continuing operations (Per GAAP)	(1,869)	(10,398)	(13,013)	(27,900)
Add back:
Interest expense, net	1,830	2,594	6,600	7,770
Income tax (benefit) expense	—	(244)	20	(236)
Amortization of stock based compensation	245	244	677	983
Depreciation and amortization	1,912	1,861	5,385	5,570
Loss on extinguishment of debt	—	1,220	680	1,803
Other adjustments	71	201	296	393
New business model expenses	198	251	453	251
Salary retirement and continuation costs	21	1,488	(27)	2,770
Adjusted EBITDA from continuing operations	$2,408	$(2,783)	$1,071	$(8,596)

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Part II.  Other Information

Item 1.  Legal Proceedings.

Amy Cleveland et. al. v APH&R Nursing, LLC et. al.

The Company is a defendant in a lawsuit captioned, Angela Burnett as Special Administratrix of the Estate of Amy Cleveland, and on behalf of the wrongful death beneficiaries of Amy Cleveland; Myrtle Briley as Special Administratrix of the Estate of Sam Briley, deceased; Lavern Coleman as Special Administratrix of the Estate of Freddie Fowlkes Thomas, deceased; Barbara Giffen as Special Administratrix of the Estate of Willie Thomas, deceased; Vivian Swopes as Special Administratrix of the Estate of Ellen Shepherd, deceased; Marilyn Cabaniss as Special Administratrix of the Estate of Mary May Blood, deceased vs. APH&R Nursing, LLC d/b/a Cumberland Health and Rehabilitation Center and/or Abington Place Health and Rehab Center; Benton Nursing, LLC d/b/a Bentonville Manor Nursing Home; Homestead Nursing, LLC d/b/a Homestead Manor Nursing Home; Little Rock HC&R Nursing, LLC d/b/a West Markham Sub Acute and Rehabilitation Center; Mountain View Nursing, LLC d/b/a Stone County Nursing and Rehabilitation Center; Northridge HC&R Nursing, LLC d/b/a Northridge Healthcare and Rehabilitation; Park Heritage Nursing, LLC d/b/a Heritage Park Nursing Center; Valley River Nursing, LLC d/b/a River Valley Health and Rehabilitation Center; Woodland Hills HC Nursing, LLC d/b/a Woodland Hills Healthcare and Rehabilitation; APH&R Property Holdings, LLC; Benton Property Holdings, LLC; Homestead Property Holdings, LLC; Little Rock HC&R Property Holdings, LLC; Mt. V Property Holdings, LLC; Northridge HC&R Property Holdings, LLC; Park Heritage Property Holdings, LLC; Valley River Property Holdings, LLC; Woodland Hills HC Property Holdings, LLC; AdCare Administrative Services, LLC; AdCare Consulting, LLC; AdCare Operations, LLC; AdCare Health Systems, Inc.; Boyd P. Gentry; Christopher Brogdon; David A. Tenwick; Melinda Calaway; John Beaudrie; Cyndie L. Lyon; Debbie K. George-Fort; Kitty Gantner; Gaylon Gammill; Bennett; Brenda Barrientos; Deanna Shackleford; Rose Gean; Sherry Duncan; Tracey Tidwell; Zahid Abbasi; Jill Madden; Becky Jo Miller; Deborah Tyler; Matthew Manning; Rickey Griffin; Mincie Thomas; Deborah Hicks; Mary D. Huntsman-Hartfield; Dana Thompson Baker; Christine Wilson; Glenn Clark; Kimberly Franklin-Bruce; Deborah Thornton; Denene Hurst; Christopher Johnson; Pamela Murphy; Matthew Stevens; Tammy Romero; Brenda Huntsinger; Tammy Watkins; Gale Woodell; Nadine Huddleston; Michael Harrison; Chris Titsworth; Peggy McLelland; and Patricia Lamb, Case No. 60CV-14-3741, filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit (the “Complaint”). The Complaint asserts claims against a purported class which consists of the residents at: (i) Stone County Nursing and Rehabilitation Center; (ii) Bentonville Manor Nursing Home; (iii) Heritage Park Nursing Center; (iv) Homestead Manor Nursing Home; (v) River Valley Health and Rehabilitation Center; (vi) Northridge Healthcare and Rehabilitation; (vii) Woodland Hills Healthcare and Rehabilitation; (viii) West Markham Sub Acute and Rehabilitation Center; and (ix) Cumberland Health and Rehabilitation Center, all of which were managed by subsidiaries or affiliates of the Company. The lawsuit alleges that the nine facilities were understaffed during the class period which resulted in breaches or violation of the nursing home admission agreements, the Arkansas Deceptive Trade Practices Act, and the Long Term Care Facilities Residents' Act. The Complaint also includes individual negligence claims on behalf of former deceased resident Amy Cleveland. The commencement date of the class period begins at different times during 2011 and 2012 for each facility and continues through a date to be determined by the court. The Complaint seeks certification of a class of residents consisting of all residents of the facilities during the class period, judgment against all defendants for actual, compensatory and punitive damages and attorney fees. With respect to the allegations concerning Amy Cleveland, the Complaint seeks damages for injuries, general and special damages, prejudgment and post-judgment interest, attorney fees and punitive damages. The Company intends to vigorously defend itself against the claims.

Item 1A.  Risk Factors.

Disclosure in response to Item 1A of Form 10-Q is not required to be provided by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2015, the Company issued to one current director 5,151 and 5,151 shares of common stock upon exercise of warrants with exercise prices of $1.04 and $1.93, respectively. On July 7, 2015, the Company issued to one former director 58,884 shares of common stock upon exercise of warrants with an exercise price of $1.04. The warrants were originally issued to the recipients in November 2007, and subsequently amended in November 2009, as partial compensation for service to the Company. The shares of common stock were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of Section 4(a)(2) of the Securities Act. The Company based such reliance upon, among other things, the isolated and private nature of the transaction and upon the recipients’ status and relationship to the Company and representations made by them regarding investment intent, sophistication, and access to information.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Common Stock Repurchase Program

On November 12, 2015, the Company announced that the Board of Directors has authorized the repurchase of up to 500,000 shares of the outstanding common stock over the next twelve months. The share repurchases may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory, and other considerations. The share repurchase program may be suspended or discontinued at any time by the Board of Directors, without prior notice, and the Company has no obligation to repurchase any amount of common stock under the program.  The Company intends to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Exchange Act.  Any repurchases are expected to be funded from cash on hand and cash flows from operating activities.

Riverchase

As previously disclosed, Riverchase financed its acquisition of the Riverchase Village facility using the proceeds of revenue bonds issued by the Medical Clinic Board of the City of Hoover (approximately $5.8 million of First Mortgage Healthcare Facility Revenue Bonds (Series 2010 A) and approximately $0.5 million of First Mortgage Revenue Bonds (Series B) (collectively, the “Riverchase Bonds”)). It has come to the Company’s attention that, on September 3, 2015, the trustee with respect to the Riverchase Bonds (as to which the Company is a guarantor) issued to bondholders an informational notice indicating that certain defaults had occurred with respect to the Riverchase Bonds, including a debt service reserve deficiency of approximately $300,000, failure to pay ad valorem taxes and failure to provide certain financial and other information to the trustee. It is the Company’s understanding that Riverchase is working with the trustee to cure the defaults.

On October 30, 2015, the trustee notified the Company that there were insufficient funds in the interest account with respect to the Riverchase Bonds to pay the bond payment due November 1, 2015, and demanded that the Company pay the shortfall in the amount of $39,739 pursuant to the Company’s guaranty. The Company paid such amount as demanded by the trustee and, in connection therewith, the Riverchase Promissory Note was amended and restated on November 2, 2015, to increase the principal amount from $261,665 to $301,404. As previously disclosed, Riverchase is the Company’s consolidated VIE and is owned and controlled by Christopher Brogdon, a director of the Company and greater than 5% holder of the common stock. For a description of certain arrangements between the Company and Mr. Brogdon, see “Certain Relationships and Related Party Transactions” included in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, filed with the SEC on October 26, 2015.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Asset Purchase Agreement, dated March 17, 2015, by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC	Incorporated by reference to Exhibit 10.401 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
2.2	First Amendment to Asset Purchase Agreement, dated May 19, 2015, by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC	Incorporated by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
2.3	Purchase and Sale Agreement, dated May 15, 2015, by and between Benton Property Holdings, LLC and Bozeman Development, LLC.	Incorporated by reference to Exhibit 2.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
3.9	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on May 28, 2015	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
4.1	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.2	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.3	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.1	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.12 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.2	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.13 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

10.3	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.14 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.4	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.15 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.5	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.16 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.6	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.17 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.7	First Amendment to Sublease Agreement, dated February 27, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.18 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.8	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.19 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.9	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.20 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.10	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.21 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.11	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.22 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.12	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.23 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.13	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.24 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.14	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.25 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.15	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.26 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.16	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.27 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.17	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.28 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.18	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.29 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.19	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.30 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.20	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.31 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

10.21	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.32 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.22	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.33 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.23	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.34 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.24	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.35 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.25	Amended and Restated Promissory Note for exit fees (Cumberland), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.26	Amended and Restated Promissory Note for exit fees (Northridge), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.27	Amended and Restated Promissory Note for exit fees (River Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.28	Amended and Restated Promissory Note for exit fees (Sumter Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.29	Promissory Note for exit fees (Stone County), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.30	Eighth Amendment to Credit Agreement, dated March 25, 2015, by and among ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.31	Fifth Amendment to Credit Agreement, dated March 25, 2015, by and among NW 61ST Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.31 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
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
Incorporated by reference to Exhibit 10.100 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.101	Promissory Note, dated July 17, 2015, by and between Highlands Arkansas Holdings, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.101 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

10.102	Letter Agreement to the Equitable Adjustments, dated July 17, 2015, by and between AdCare Health Systems, Inc. and Highlands Arkansas Holdings, LLC.	Incorporated by reference to Exhibit 10.102 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.103	Promissory Note, dated August 1, 2015, by and between PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, CC SNF, LLC EW SNF, LLC, and EW ALF, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.103 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.104	Sublease Agreement, dated July 20, 2015, by and between ADK Bonterra/Parkview, LLC and 2801 Felton Avenue, L.P., and 460 Auburn Avenue, L.P.	Incorporated by reference to Exhibit 10.104 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.105	Amendment to Subordinated Convertible Note, dated July 30, 2015, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC and Cantone Research, Inc.	Incorporated by reference to Exhibit 10.105 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.106
First Amendment to Promissory Note, dated August 12, 2015, by and among CSCC Property Holdings, LLC and CSCC Nursing, LLC, AdCare Health Systems, Inc. and AdCare Oklahoma Management, LLC, and Contemporary Healthcare Senior Lien I, L.P.
Incorporated by reference to Exhibit 10.106 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.107	Asset Purchase Agreement, dated June 11, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC.	Incorporated by reference to Exhibit 10.107 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.108	First Amendment to Asset Purchase Agreement, dated August 6, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC.	Incorporated by reference to Exhibit 10.108 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.109	Sublease Agreement, dated July 17, 2015, by and among Valley River Property Holdings, LLC,Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 10.109 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.110	Second Amendment to Lease, dated as of August 14, 2015, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on August 18, 2015
10.111	Lease Guaranty made by AdCare Health Systems, Inc. for the benefit of William M. Foster, effective August 14, 2015	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on August 18, 2015
10.112	Sublease Agreement, dated October 1, 2015, by and between KB HUD Master Tenant 2014, LLC, and C.R. of Autumn Breeze, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on October 6, 2015
10.113	First Amendment to Sublease Agreement, dated October 6, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on November 3, 2015
10.114	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Filed herewith
10.115	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Filed herewith
10.116	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Filed herewith
10.117	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Filed herewith
10.118	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Filed herewith

10.119	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Filed herewith
10.120	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Filed herewith
10.121	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Filed herewith
10.122	Second Amendment to Asset Purchase Agreement, dated September 30, 2015, by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC	Incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on November 3, 2015
10.123	Second Amendment to Asset Purchase Agreement, dated September 30, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC	Filed herewith
10.124	Second Amendment to Lease Agreement, dated September 14, 2015, by and between Coosa Nursing ADK, LLC and C.R. of Coosa Valley, LLC	Filed herewith
10.125	Second Amendment to Lease Agreement, dated September 14, 2015, by and between Attalla Nursing ADK, LLC and C.R. of Attalla, LLC	Filed herewith
10.126	First Amendment to Lease Agreement, dated August 14, 2015, by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Filed herewith
10.127	Second Amendment to Lease Agreement, dated September 24, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Filed herewith
10.128	First Amendment to Sublease Agreement, dated September 10, 2015, by and between ADK Georgia, LLC and LC SNF, LLC	Filed herewith
10.129	First Amendment to Sublease Agreement, dated September 14, 2015, by and between ADK Georgia, LLC and C.R. of LaGrange, LLC	Filed herewith
10.130	First Amendment to Sublease Agreement, dated September 23, 2015, by and between ADK Georgia, LLC and 3460 Powder Springs Road Associates, L.P.	Filed herewith
10.131	First Amendment to Sublease Agreement, dated September 23, 2015, by and between ADK Georgia, LLC and 3223 Falligant Avenue Associates, L.P.	Filed herewith
10.132	Third Amendment to Sublease Agreement, dated September 9, 2015, by and between ADK Georgia, LLC and C.R. of Thomasville, LLC	Filed herewith
10.133	First Amendment to Sublease Agreement, dated September 1, 2015, by and between ADK Bonterra/Parkview, LLC and 2801 Felton Avenue, L.P., and 460 Auburn Avenue, L.P.	Filed herewith
10.134	Second Amended and Restated Note, dated November 2, 2015, by and between Riverchase Village ADK, LLC and AdCare Health Systems, Inc.	Filed herewith
10.135
Modification Agreement, dated October 30, 2015, by and among APH&R Property Holdings, LLC, HC&R Property Holdings, LLC, and Woodland Hills HC Property Holdings, LLC, AdCare Health Systems, Inc., and The PrivateBank and Trust Company.
Filed herewith
10.136
Second Modification Agreement, dated October 30, 2015, by and among Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC, and Valley River Property Holdings, LLC, AdCare Health Systems, Inc., Benton Nursing, LLC, Park Heritage Nursing, LLC, and Valley River Nursing, LLC, and The PrivateBank and Trust Company.
Filed herewith
10.137
Sixth Modification Agreement, dated October 30, 2015, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company
Filed herewith

10.138
Eleventh Modification Agreement to Loan and Security Agreement, dated July 30, 2015, by and among ADK Lumber City Operator, LLC, ADK LaGrange Operator, LLC , ADK Powder Springs Operator, LLC, ADK Thunderbolt Operator, LLC, Attalla Nursing ADK, LLC, Mountain Trace Nursing ADK, LLC, Erin Nursing, LLC, CP Nursing, LLC, Benton Nursing, LLC, Valley River Nursing, LLC, Park Heritage Nursing, LLC, Homestead Nursing, LLC, Mountain View Nursing, LLC, Little Rock HC&R Nursing, LLC , Coosa Nursing ADK, LLC and QC Nursing, LLC, AdCare Health Systems, Inc., and the Privatebank and Trust Company.
Filed herewith
10.139	Second Amendment to Third Amended and Restated Multiple Facilities Lease, dated September 1, 2015, by and between Georgia Lessor - Bonterra/Parkview, LLC and ADK Bonterra/Parkview, LLC.	Filed herewith
10.140	Amendment Regarding Lease and Sublease, dated August 1, 2015, by and among Covington Realty, LLC, and Adcare Health Systems, Inc. and CC SNF, LLC	Filed herewith
10.141
Master Sublease Agreement, dated November 3, 2015, by and among ADK Georgia, LLC, and Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC.
Filed herewith
10.142
Replacement Promissory Note, dated November 1, 2015, by and between New Beginnings Care, LLC, Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC, and AdCare Health Systems, Inc.
Filed herewith
10.143	Amended and Restated Note, dated October 1, 2015, by and between Riverchase Village ADK, LLC and AdCare Health Systems, Inc.	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101
The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 and (v) the Notes to Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	November 16, 2015	/s/ William McBride III
William McBride III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2015	/s/ Allan J. Rimland
Allan J. Rimland
President and Chief Financial Officer
(Principal Financial and Accounting Officer)