Form 10-K
period 2015-12-31
ADCARE HEALTH SYSTEMS, INC
filed 2016-03-30
CIK 1004724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of AdCare Health Systems, Inc. common stock held by non-affiliates as of June 30, 2015, the last business day of AdCare Health Systems Inc's most recently completed second fiscal quarter, was $59,631,263. The number of shares of AdCare Health Systems, Inc., common stock, no par value, outstanding as of March 28, 2016, was 19,948,534.

AdCare Health Systems, Inc.
Form 10-K

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (this “Annual Report”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995. Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing and refinancing plans, strategic and business plans, projected expenses and capital expenditures, competitive position, growth and acquisition opportunities, and compliance with, and changes in, governmental regulations. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•
Our ability to achieve the benefits that we expected to achieve from our transition to a healthcare property holding and leasing company, including increased cash flow, reduced general and administrative expenses, and a lower cost of capital;

•	The impact of liabilities associated with our legacy business of owning and operating healthcare properties, including pending and potential professional and general liability claims;

•	Our reliance on a single tenant with respect to nine of our 35 leased healthcare properties;

•	Our dependence on the operating success of our tenants and their ability to meet their obligations to us;

•	The effect of increasing healthcare regulation and enforcement on our tenants, and the dependence of our tenants on reimbursement from governmental and other third-party payors;

•	The impact of litigation and rising insurance costs on the business of our tenants;

•	The effect of our tenants declaring bankruptcy or becoming insolvent;

•
The ability and willingness of our tenants to renew their leases with us upon expiration, and our ability to reposition our properties on the same or better terms in the event of nonrenewal or if we otherwise need to replace an existing tenant;

•
The significant amount of our indebtedness, our ability to service our indebtedness, covenants in our debt agreements that may restrict our ability to pay dividends or incur additional indebtedness, and our ability to refinance our indebtedness on favorable terms;

•	Our ability to raise capital through equity and debt financings, and the cost of such capital;

•	Increases in market interest rates;

•	The availability of, and our ability to identify, suitable acquisition opportunities, and our ability to complete such acquisitions and lease the respective properties on favorable terms; and

•
Other risks inherent in the real estate business, including uninsured or underinsured losses affecting our properties, the possibility of environmental compliance costs and liabilities, and the illiquidity of real estate investments.

We urge you to carefully consider these risks and review the additional disclosures we make concerning risks and other factors that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Part I, Item IA, “Risk Factors” in this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. We caution you that any forward-looking statements made in this Annual Report are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I.
Item 1.    Business
Overview
AdCare Health Systems, Inc. (“AdCare”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2015, the Company owned, leased, or managed for third parties 38 facilities primarily in the Southeast. The Company's facilities provide a range of healthcare and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

We were incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, we acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed our name to AdCare Health Systems, Inc. AdCare completed its initial public offering in November 2006. Initially based in Ohio, we expanded our portfolio through a series of strategic acquisitions to include properties in a number of other states, primarily in the Southeast. In 2012, we relocated our executive offices and accounting operations to Georgia, and AdCare changed its state of incorporation from Ohio to Georgia on December 12, 2013.

Historically, our business focused on owning, leasing and operating skilled nursing and assisted living facilities. The Company also managed certain facilities on behalf of unaffiliated owners and operators with whom we entered into management contracts. In July 2014, our Board of Directors (the "Board") approved a strategic plan to transition (the “Transition”) the Company to a healthcare property holding and leasing company through a series of leasing and subleasing transactions. As of December 31, 2015, we completed the Transition through: (i) leasing to third-party operators all of the healthcare properties which we own and previously operated; (ii) subleasing to third-party operators all of the healthcare properties which we lease (but does not own) and previously operated; and (iii) continuing one remaining management agreement to manage two skilled nursing facilities and one assisted living facility.

We lease our currently-owned healthcare properties, and sublease our currently-leased healthcare properties, on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual rent escalation clauses.

As a result of the Transition, the Company now has many of the characteristics of a real estate investment trust ("REIT") and is focused on the ownership, acquisition and leasing of healthcare related properties. The Board is analyzing and considering: (i) whether and, if so, when, we could satisfy the requirements to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”); (ii) the structural and operational complexities which would need to be addressed before we could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if we were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated Federal net operating loss carryforwards of approximately $58.3 million as of December 31, 2015. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

On March 29, 2016, the Company announced that given that the transition to a healthcare property holding and leasing company is complete, the Board of Directors has begun to explore strategic alternatives for the Company.

Our principal executive offices are located at 1145 Hembree Road, Roswell, GA 30076, and our telephone number is (678) 869-5116. We maintain a website at www.adcarehealth.com. The contents of this website are not incorporated into this Annual Report.

Portfolio of Healthcare Investments

As of December 31, 2015, our owned, leased, and managed portfolio consisted of 35 skilled nursing facilities, two assisted living facilities, and one independent living facility. Skilled nursing facilities provide daily nursing care, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance with activities in daily living. A typical skilled nursing facility includes mostly two bed units, each equipped with a private or shared bathroom and community dining facilities. Assisted living facilities provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. Assisted living facilities typically are comprised of one and two bedroom suites equipped with private bathrooms and efficiency kitchens.
Our leases generally have initial terms of five to fifteen years with renewal options. The leases are "triple net leases" under which the tenant is responsible for the payment of all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the properties. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by "all risk" insurance and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. All of our leases contain annual escalators in rent payments. Leases are typically guaranteed by the parent corporation of the lessee or affiliates of the lessee. Leases are also typically backed by other collateral such as security deposits, machinery, equipment, furnishings and other personal property.

The following table provides summary information regarding the number of facilities and related beds/units by state and property type as of December 31, 2015:

					Managed for
	Owned		Leased		Third-Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	2	304	—	—	—	—	2	304
Arkansas	9	958	—	—	—	—	9	958
Georgia	4	463	10	1,168	—	—	14	1,631
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	279	1	94	3	332	8	705
Oklahoma	2	197	—	—	—	—	2	197
South Carolina	2	180	—	—	—	—	2	180
Total	24	2,487	11	1,262	3	332	38	4,081
Facility Type
Skilled Nursing	22	2,375	11	1,262	2	249	35	3,886
Assisted Living	2	112	—	—	—	—	2	112
Independent Living	—	—	—	—	1	83	1	83
Total	24	2,487	11	1,262	3	332	38	4,081

The following table provides summary information regarding the number of facilities and related beds/units by operator affiliation as of December 31, 2015:

Operator Affiliation	Number of Facilities	Beds / Units
Aria Health Group, LLC (1)	9	958
Beacon Health Management	7	585
C.R. Management	7	830
Wellington Health Services	4	641
New Beginnings Care (2)	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	35	3,749
AdCare Managed	3	332
Total	38	4,081

(1)
AdCare subleased through its subsidiaries nine facilities located in Arkansas to affiliates of Aria Health Group, LLC pursuant to separate sublease agreements. Eight of the Aria subleases commenced on May 1, 2015 and one sublease commenced on November 1, 2015. Effective February 3, 2016, each sublease was terminated due to the failure to pay rent pursuant to the terms of such sublease. Subsequently, on February 5, 2016, the Company entered into a Master Lease Agreement, as amended, with Skyline Healthcare LLC to lease the facilities commencing April 1, 2016. (See Part II, Item 8, Financial Statements and Supplemental Data, Note 19, Subsequent Events)

(2)
On January 22, 2016, New Beginnings Care LLC and its affiliates ("New Beginnings") filed a petition to reorganize its finances under the Bankruptcy Code. To date, New Beginnings has neither affirmed nor rejected the Master Lease entered into on November 3, 2015 with respect to the Jeffersonville, Oceanside, and Savannah Beach facilities. The Company is in discussions with New Beginnings and other potential operators about leasing such facilities.

Acquisitions, Dispositions, and Leasing Transactions
Acquisitions. The Company did not complete any acquisitions during the three years ended December 31, 2015.
Dispositions. On July 1, 2015, the Company sold its Bentonville Manor Nursing Home, an 83-bed skilled nursing facility located in Bentonville, Arkansas, for approximately $3.4 million. Net proceeds were used to repay certain mortgage indebtedness with respect to the facility.

On October 30, 2015, the Company sold its Companions Specialized Care Center, a 102-bed skilled nursing facility located in Tulsa, Oklahoma, for approximately $3.5 million. Net proceeds were used to repay certain mortgage indebtedness with respect to the facility.

On November 20, 2015, Riverchase Village ADK, LLC (“Riverchase”) completed the sale to an unrelated third party of the Riverchase Village facility, a 105-unit assisted living facility located in Hoover, Alabama, for a purchase price of $6.9 million. Until the sale of the Riverchase Village facility, Riverchase was a consolidating variable interest entity (a “VIE”) of the Company. Riverchase was owned by Christopher F. Brogdon, a former director of the Company and a greater than 5% beneficial holder of the Company’s common stock. Riverchase financed its acquisition of the Riverchase Village facility using the proceeds of revenue bonds issued by the Medical Clinic Board of the City of Hoover (the “Riverchase Bonds”), as to which the Company was a guarantor. In connection with the sale of the Riverchase Village facility, the Riverchase Bonds were repaid in full and AdCare was released from its guaranty.

Leasing Transactions. During the three years ended December 31, 2015, the Company leased or subleased, as applicable, to tenants:

Operations
Facility Name	State	Owned / Leased	Disposition Type	Disposition Date
2014
Thomasville	GA	Leased	Sublease	7/1/2014
Red Rose	MO	Leased	Termination of Lease	9/30/2014
Southland	GA	Owned	Lease	11/1/2014
Lumber City	GA	Leased	Sublease	11/1/2014
Coosa Valley	AL	Owned	Lease	12/1/2014
Attalla	AL	Owned	Lease	12/1/2014
2015
College Park	GA	Owned	Lease	4/1/2015
LaGrange	GA	Leased	Sublease	4/1/2015
Sumter Valley	SC	Owned	Lease	4/1/2015
Georgetown	SC	Owned	Lease	4/1/2015
Powder Springs	GA	Leased	Sublease	4/1/2015
Tara	GA	Leased	Sublease	4/1/2015
Heritage Park	AR	Owned	Lease	5/1/2015
Homestead Manor	AR	Owned	Lease	5/1/2015
Stone County SNF	AR	Owned	Lease	5/1/2015
Stone County ALF	AR	Owned	Lease	5/1/2015
Northridge	AR	Owned	Lease	5/1/2015
West Markham	AR	Owned	Lease	5/1/2015
Woodland Hills	AR	Owned	Lease	5/1/2015
Cumberland	AR	Owned	Lease	5/1/2015
Mountain Trace	NC	Owned	Lease	6/1/2015
Glenvue	GA	Owned	Lease	7/1/2015
Hearth & Care of Greenfield	OH	Owned	Lease	8/1/2015
The Pavilion Care Center	OH	Owned	Lease	8/1/2015
Eaglewood ALF	OH	Owned	Lease	8/1/2015
Eaglewood Care Center	OH	Owned	Lease	8/1/2015
Covington Care Center	OH	Leased	Sublease	8/1/2015
Bonterra	GA	Leased	Sublease	9/1/2015
Parkview	GA	Leased	Sublease	9/1/2015
Autumn Breeze	GA	Owned	Lease	9/30/2015
River Valley	AR	Owned	Lease	11/1/2015
Quail Creek	OK	Owned	Lease	12/31/2015
Northwest	OK	Owned	Lease	12/31/2015
Industry Trends
The skilled nursing segment of the long-term care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings, such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher acuity patients than in the past. The skilled nursing industry is large, highly fragmented, and characterized predominantly by numerous local and regional providers. Based on a decrease in the number of skilled nursing facilities over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve. We also anticipate that, as life expectancy continues to increase in the United States, the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to the 2010 U.S. Census, there were over 40 million people in the United States in 2010 that are over 65 years old. The 2010 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030. We believe the skilled nursing industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more seniors are looking for alternatives outside their own family for their care.
Competitive Strengths

We believe we possess the following competitive strengths:

Long-Term, Triple-Net Lease Structure. All of our real estate properties are leased under triple-net operating leases with initial terms ranging from five to fifteen years pursuant to which the tenants are responsible for all facility maintenance, insurance and taxes, and utilities. As of December 31, 2015, the leases had an average remaining initial term of approximately 10 years. In addition, the average rent escalator is approximately 2.5%. We also typically receive additional security under these leases in the form of security deposits from the lessee and guarantees from the parent of the lessee or other related entities.

Operator Diversification. As of December 31, 2015, our portfolio of 38 properties (including three facilities that are managed by us) was operated by seven operators or their affiliates. Each of our tenants operate between two and nine of our facilities, with our most significant tenant, Aria Health Group LLC, operating nine facilities, or 24% of the total number of our facilities. Tenants are typically local or regionally-focused operators. We believe that our tenant diversification should limit the effect of any operator’s financial or operating performance decline on our overall performance.

Geographically Diverse Property Portfolio. Our portfolio of 38 properties, comprising 4,081 beds/units, is diversified across seven states. Our properties in any one state did not account for more than 40% of our total beds/units as of December 31, 2015. We believe this geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

Experienced Management Team. Our management team has extensive healthcare services, real estate, acquisitions, and capital raising experience. William McBride, III, our Chairman and Chief Executive Officer has more than 30 years of healthcare, financing, real estate and corporate leadership experience in both the long-term care and REIT sectors. Allan J. Rimland, our President and Chief Financial Officer has more than 25 years of experience in investment banking and expertise within the healthcare services and related real estate sectors, including positions with leading bulge bracket and mid-sized investment banks. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth.

Business Strategy

Our business strategy primarily is focused on investing capital in our current portfolio and growing our portfolio through the acquisition of skilled nursing and other healthcare facilities. More specifically, we seek to:

Focus on Senior Housing Segment. We intend to continue to focus our investment program on senior housing, primarily the skilled nursing facility segment of the long-term care continuum. We have historically been focused on senior housing, and senior management has operating and financial experience and a significant number of relationships in the long-term care industry. In addition, we believe investing in the sector bests meets our investing criteria.

Invest Capital in Our Current Portfolio. We intend to continue to support our operators by providing capital to them for a variety of purposes, including facility modernization and potentially replacing or renovating facilities in our portfolio that may have become less competitive. We expect to structure these investments as either lease amendments that produce additional rent or as loans that are repaid by operators during the applicable lease term.

Provide Capital to Underserved Operators. We believe that there is a significant opportunity to be a capital source to long-term care operators through the acquisition and leasing of healthcare properties that are consistent with our investment and financing strategy, but that, due to size and other considerations, are not a focus for large healthcare REITs. We seek primarily small to mid-size acquisition transactions with a focus on individual facilities with existing operators, as well as small groups of facilities and larger portfolios. In addition to pursuing acquisitions using triple-net lease structures, we may pursue other forms of investment, including mortgage loans and joint ventures.

Identify Talented Operators. As a result of our management team’s operating experience, network of relationships and industry insight, we have been able and expect to continue to be able to identify qualified tenants. We seek tenants who possess local market knowledge, demonstrate hands-on management, have proven track records and focus on patient care.

Monitor Investments. We monitor our real estate investments through, among other things: (i) reviewing and evaluating tenant financial statements to assess operational and financial trends and performance; (ii) reviewing the state surveys, occupancy rates and patient payor mix of our facilities; (iii) verifying the payments of property and other taxes and insurance with respect to our facilities; and (iv) conducting periodic physical inspections of our facilities. For tenants or facilities that do not meet performance expectations, we may seek to work with our tenants to ensure our mutual success or seek to re-lease facilities to stronger operators.
Competition
We generally compete for real property investments with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our investment criteria, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital.
Our ability to generate rental revenues from our properties also depends on the competition faced by our tenants. Our tenants compete on a local and regional basis with other healthcare operating companies that provide comparable services. Our tenants compete to attract and retain patients and residents based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. The ability of our tenants to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations.
Revenue Sources and Recognition
Triple-Net Leased Properties. Our triple-net leases provide for periodic and determinable increases in rent. We recognize rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets.

Other. We recognize management fee revenues received currently under one contractual agreement with a third party. Further, we recognize interest income from lease inducements receivables and capital loans as made to tenants.

Allowances. We assess the collectibility of our rent receivables, including straight-line rent receivables. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, then we provide a reserve against the portion of the receivable that we estimate may not be recovered. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments, then we provide a reserve against the recognized straight-line rent receivable asset for the portion that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, then we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.

At December 31, 2015, we allowed for approximately $12.5 million on approximately $20.9 million of gross patient care related receivables. Allowance for patient care receivables are estimated based on an aged bucket method incorporating different payor types. All patient care receivables exceeding 365 days are fully allowed at December 31, 2015. The increase in the reserves for patient care is primarily included in discontinued operations.

Government Regulation

Healthcare Regulation. Our tenants are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certificate of need (“CON”), government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, data privacy and security, and other laws and regulations governing the operation of healthcare facilities. We expect that the healthcare industry will, in general, continue to face increased regulation and pressure in these areas. The applicable rules are wide-ranging and can subject our tenants to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by tenants, operators and managers can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, including, but not limited to, the Federal Anti-Kickback Statute, the Federal Stark Law, the Federal False Claims Act, and comparable state counterparts, as well as cost control, healthcare management and provision of services, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurance carriers (including health maintenance organizations and other health plans), to impose greater discounts and more stringent cost controls upon tenants (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise) will intensify and continue. A significant expansion of applicable federal, state or local laws and regulations, existing or future healthcare reform measures, new interpretations of existing laws and regulations, changes in enforcement priorities, or significant limits on the scope of services reimbursed or reductions in reimbursement rates could have a material adverse effect on certain of our tenants’ liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.

Licensure, Certification and CONs. In general, the operators of our skilled nursing facilities must be licensed and periodically certified through various regulatory agencies that determine compliance with federal, state and local laws to participate in the Medicare and Medicaid programs. Legal requirements pertaining to such licensure and certification relate to the quality of medical care provided by the operator, qualifications of the tenant’s administrative personnel and clinical staff, adequacy of the physical plant and equipment and continuing compliance with applicable laws and regulations. A loss of licensure or certification could adversely affect a skilled nursing facility’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its obligations to us.

In addition, many of our skilled nursing facilities are subject to state CON laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict a tenant's ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the tenant’s revenues and, in turn, its ability to make rental payments under and otherwise comply with the terms of our leases. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a property operator who is excluded from participating in a federal or state healthcare program (as discussed below), our ability to replace the operator may be affected by a particular state’s CON laws, regulations, and applicable guidance governing changes in provider control.

Compared to skilled nursing facilities, seniors housing communities (other than those that receive Medicaid payments) do not receive significant funding from governmental healthcare programs and are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, such regulation consists primarily of state and local laws governing licensure, provision of services, staffing requirements and other operational matters, which vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies that believe more federal regulation of these properties is necessary, Congress thus far has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities, and more states are expected to do the same in the future.

Fraud and Abuse Enforcement, Other Related Laws, Initiatives, and Considerations. Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by healthcare providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government healthcare programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any government healthcare program. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government healthcare programs. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are also subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Long-term/post-acute care facilities are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments), are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Private enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees, and competitors. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages and a civil penalty of up to $11,000 per claim.

Prosecutions, investigations, or whistleblower actions could have a material adverse effect on a property operator’s liquidity, financial condition, and operations, which could adversely affect the ability of the operator to meet its financial obligations to us. Finally, various state false claim act and anti-kickback laws may also apply to each property operator. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its financial obligations to us.

Other legislative developments, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), have greatly expanded the definition of healthcare fraud and related offenses and broadened its scope to include private healthcare plans in addition to government payors. Congress also has greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS") to audit, investigate and prosecute suspected healthcare fraud. Moreover, a significant portion of the billions in healthcare fraud recoveries over the past several years has also been returned to government agencies to further fund their fraud investigation and prosecution efforts.

Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, healthcare providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. The Centers for Medicare and Medicaid Services ("CMS") issued an interim Final Rule which conformed HIPAA enforcement regulations to HITECH, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. Additionally, on January 17, 2013, CMS released an omnibus final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws. The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. This rule also modified the standard for when a breach of unsecured personally identifiable health information must be reported. Some covered entities have entered into settlement agreements with HHS for allegedly failing to adopt policies and procedures sufficient to implement the breach notification provisions in the HITECH Act. Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. HIPAA violations are also potentially subject to criminal penalties.

There has been increased federal and state HIPAA privacy and security enforcement efforts and we expect this trend to continue. Under HITECH, state attorneys general have the right to prosecute HIPAA violations committed against residents of their states. Several such actions have already been brought against both covered entities and a business associate, and continued enforcement actions are likely to occur in the future. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby individuals who are harmed by HIPAA violations may receive a percentage of the civil monetary penalty fine or monetary settlement paid by the violator.

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information. In addition, some states are considering new laws and regulations that further protect the confidentiality, privacy or security of medical records or other types of medical or personal information. These laws may be similar to or even more stringent than the federal provisions and are not preempted by HIPAA. Not only may some of these state laws impose fines and penalties upon violators, but some afford private rights of action to individuals who believe their personal information has been misused.

Most recently with respect to HIPAA, in September, 2015, OIG issued two reports calling for better privacy oversight of covered entities by the CMS Office for Civil Rights ("OCR"). The first report, titled “OCR Should Strengthen its Oversight of Covered Entities’ Compliance with the HIPAA Privacy Standards,” found that OCR’s oversight is primarily reactive, as OCR has not fully implemented the required audit program to proactively assess possible noncompliance from covered entities. OIG recommended, among other things, that OCR fully implement a permanent audit program and develop a policy requiring OCR staff to check whether covered entities had previously been investigated for noncompliance. The second report, titled “OCR Should Strengthen its Follow-up of Breaches of Patient Information Reported by Covered Entities,” found that (1) OCR did not record corrective action information for 23% of closed “large-breach” cases in which it made determinations of noncompliance, and (2) OCR did not record “small-breach” information in its case-tracking system, which limits its ability to track and identify covered entities with multiple small breaches. OIG recommended, among other things, that OCR enter small-breach information into its case-tracking system and maintain complete documentation of corrective actions taken. OCR agreed with OIG’s recommendations in both reports. If followed, these reports and recommendations may impact our tenants.

Congress has significantly increased funding to the governmental agencies charged with enforcing the healthcare fraud and abuse laws to facilitate increased audits, investigations and prosecutions of providers suspected of healthcare fraud. As a result, government investigations and enforcement actions brought against healthcare providers have increased significantly in recent years and are expected to continue. A violation of federal or state anti-fraud and abuse laws or regulations, or other related laws or regulations discussed above, by a tenant of our properties could have a material adverse effect on the tenant’s liquidity, financial condition or results of operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.

Government Reimbursement

The majority of skilled nursing facilities' reimbursement is through Medicare and Medicaid. These programs are often their largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 , which represents significant changes to the current U.S. healthcare system (collectively the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place”, allowing senior citizens to stay longer in seniors housing communities, and diverting or delaying their admission into skilled nursing facilities. The potential risks that accompany these regulatory and market changes are discussed below.

•
Enabled by the Medicare Modernization Act (2003) and subsequent laws, Medicare and Medicaid have implemented pilot programs (officially termed demonstrations or models) to “divert” elderly from skilled nursing facilitates and promote “aging in place” in “the least restrictive environment.” Several states have implemented Home and Community-based Medicaid waiver programs that increase the support services available to senior citizens in senior housing, lengthening the time that many seniors can live outside of a skilled nursing facility. These Medicaid waiver programs are subject to re-approval and pilots are time-limited. Roll-back or expiration of these programs could have an adverse effect on the senior housing market.

•
Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. On July 16, 2015, CMS issued a proposed rule that, for the first time in nearly 25 years, would comprehensively update the skilled nursing facility ("SNF") requirements for participation under Medicare and Medicaid. Among other things, the proposed rule addresses requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. We cannot accurately predict the effect the final rule will have on our tenants’ business once it is promulgated. Failure to obtain and maintain Medicare and Medicaid certification by our tenants would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our tenants’ profitability and cash flows which, in turn, could adversely affect their ability to satisfy their obligations to us. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our tenants’ operations. No assurance can be given that such reforms will not have a material adverse effect on our tenants or on their ability to fulfil their obligations to us.

•
As a result of the Healthcare Reform Law, and specifically Medicaid expansion and establishment of Health Insurance Exchanges providing subsidized health insurance, an estimated seventeen million more Americans have health insurance. These newly-insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The Healthcare Reform Law remains controversial and continued attempts to repeal or reverse aspects of the law could result in insured individuals losing coverage, and consequently foregoing services offered by provider tenants in medical buildings and other healthcare facilities. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion - and to forego funding for the Medicaid expansion - without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to pay for part of those additional costs beginning in 2017. We cannot predict whether other current or future efforts to repeal or amend the Healthcare Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators or tenants and their ability to meet their obligations to us. We cannot predict whether the existing Healthcare Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Healthcare Reform Laws or future legislation, our revenue and operations may be adversely affected as well.

•
The CMS is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to capitated, value-based, and bundled payment approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly eight million Medicare beneficiaries now receive care via Accountable Care Organizations, and Medicare Advantage health plans now provide care for roughly seventeen million Medicare beneficiaries. The continued trend toward capitated, value‑based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014 (“Access to Medicare Act”) was enacted. The Access to Medicare Act implements value-based purchasing for SNFs. Beginning in fiscal year 2019, 2% of SNF payments will be withheld and approximately 50% to 70% of the amount withheld will be paid to SNFs through value-based payments. SNFs began reporting the claims-based 30-Day All-Cause Readmission Measure on October 1, 2015 and will begin reporting a resource use measure by October 1, 2016. Both measures will be publicly available by October 1, 2017.

•
In October 2015, the U.S. Government Accountability Office (“GAO”) released a report recommending that CMS continue to improve data and oversight of nursing home quality measures. The GAO found that although CMS collects several types of data that give some insight into the quality of nursing homes, the data could provide a clearer picture of nursing home quality if some underlying problems with the data (i.e., the use of self-reported data and non-standardized survey methodologies) are corrected. The GAO recommends, among other things, that CMS implement a clear plan for ongoing auditing of self-reported data and establish a process for monitoring oversight modifications to better assess their effects. According to the GAO, timely completion of these actions is particularly important because Medicare payments to nursing homes will be dependent on quality data, through the implementation of the value based purchasing program, starting in fiscal year 2019. HHS agreed with the GAO’s recommendations, and to the extent such recommendations are implemented, they could impact our operators and tenants.

•
The majority of Medicare payments continue to be made through traditional Medicare Part A and Part B fee-for-service schedules. The Medicare and CHIP ("Children's Health Insurance Program") Reauthorization Act of 2015 (“MACRA”) addresses the risk of a Sustainable Growth Rate cut in Medicare payments for physician services. However, other annual Medicare payment regulations, particularly with respect to certain hospitals, skilled nursing care, and home health services have resulted in lower net pay increases than providers of those services have often expected. In addition, MACRA establishes a multi-year transition into pay-for-quality approaches for Medicare physicians and other providers. This will include payment reductions for providers who do not meet government quality standards. The implementation of pay-for-quality models is expected to produce funding disparities that could adversely impact some provider tenants in medical buildings and other healthcare properties.

•
Medicare reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System (“SNF PPS”). SNF PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins. On July 30, 2015, CMS released its final rule outlining the fiscal year 2016 Medicare payments for skilled nursing facilities, which began October 1, 2015. The 2016 final rule provides for an approximate 1.2% rate update. This estimated increase consists of a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced 0.5% for a multifactor productivity adjustment required by the Healthcare Reform Law. CMS estimates the update will increase overall payments to skilled nursing facilities in fiscal year 2016 by $430 million compared to fiscal year 2015 levels. The effect of the 2016 PPS rate update on our tenants’ revenues will be dependent upon their census and the mix of patients at the various PPS pay rates. In addition, we cannot predict how future changes may impact reimbursement rates under the SNF PPS system.

•
In January 2016, the Medicare Payment Advisory Commission finalized its recommendations, among other things advising Congress to eliminate market basket updates for SNFs for fiscal years 2017 and 2018 and directing the Secretary of HHS to revise the SNF prospective payment system. To the extent that these recommendations are implemented, they could impact our tenants.

•
The OIG has increased focus in recent years on billing practices by SNFs. In September 2015, OIG issued a report calling for reevaluation of the Medicare payment system for skilled nursing facilities. In particular, OIG found that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy, and that, under the current payment system, SNFs increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same. OIG determined that its findings demonstrated the need for CMS to reevaluate the Medicare SNF payment system, concluding that payment reform could save Medicare billions of dollars and encourage SNFs to provide services that are better aligned with beneficiaries’ care needs. Most recently, OIG issued (1) its findings regarding the fiscal year 2015 Top Management and Performance Challenges Facing HHS and (2) the FY 2016 OIG Work Plan. Both cited SNF billing as an area that creates incentives for providers to bill more expensive care instead of the appropriate levels of care, requiring ongoing government monitoring and auditing for compliance. The OIG formulates a formal work plan each year for nursing centers. The OIG’s most recent work plan indicates that quality of care, assessment and monitoring, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare Part B services, accuracy of nursing facilities Minimum Data, transparency of ownership, and civil monetary penalty funds will be the investigative focus in 2016. If followed, these reports and recommendations may impact our tenants. We cannot predict the likelihood, scope or outcome of any such investigations on our tenants.

We are neither an ongoing participant in, nor a direct recipient of, any reimbursement under these programs with respect to our facilities.
Environmental Regulation
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters.

These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and, in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Although we do not currently operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of our current and former properties from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. For a discussion of risks related to environmental liabilities, see “Risk Factors-Risks Related to Us as a Property Healthcare Holding and Leasing Company” included in Part I, Item 1A, Risk Factors, of this Annual Report.

Under the terms of our leases, we generally have a right to indemnification by the tenants of our properties for any contamination caused by them. However, we cannot be assured that our tenants will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any failure, inability or unwillingness to do so may require us to satisfy the underlying environmental claims. In general, we have also agreed to indemnify our tenants against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, our properties at any time before the applicable lease commencement date.

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2015 and do not expect that we will be required to make any such capital expenditures during 2016.

Employees

As of December 31, 2015, we had 31 employees of which 24 were full-time employees (excluding employees related to the Company's management services agreement for three facilities in Ohio).
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

Risks Related to Our Business

We have a history of operating losses and may incur losses in the future.

For the year ended December 31, 2015, the Company had a net loss of $23.5 million compared to a net loss of $13.6 million for the year ended December 31, 2014. We make no assurances that we will be able to operate profitably. As of December 31, 2015, we have a working capital deficit of approximately $38.6 million.

Our leases with tenants comprise our rental revenue and any failure, inability or unwillingness by these tenants to satisfy their obligations under our agreements could have a material adverse effect on us.

Our business depends upon our tenants meeting their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate and other taxes and maintain and repair the leased properties. We cannot assure you that these tenants will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by these tenants to do so could have a material adverse effect on us. In addition, any failure by these tenants to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputation and their ability to attract and retain patients and residents in our properties, which could have a material adverse effect on us. Our tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

We will depend on Skyline Healthcare LLC (or an affiliated entity) for a significant portion of our revenues and any inability or unwillingness by it to satisfy its obligations under its agreement with us could have a material adverse effect on us.

On February 5, 2016, we entered into a Master Lease Agreement pursuant to which we will lease to Skyline Healthcare LLC (“Skyline”), or an affiliated entity, our facilities located in Arkansas. The lease is expected to commence on April 1, 2016, subject to, among other things: (i) Skyline’s (or its affiliated entity’s) receipt of all licenses from the Arkansas Department of Health to operate the leased facilities; and (ii) the approval of the mortgage lenders for the leased facilities. The nine facilities subject to the Master Lease Agreement constitute 24% of the total number of our facilities, and we estimate that the rental revenue under the Master Lease Agreement for such nine facilities will constitute $6.5 million per year on an annualized basis, or 22% of our annual rental revenue.

Upon commencement of the lease, we will depend on Skyline (or its affiliated entity) for a significant portion of our revenues. Because our lease with Skyline (or its affiliated entity) is a triple-net lease, we also depend on Skyline (or its affiliated entity) to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Skyline (or its affiliated entity) will have sufficient assets, income and access to financing to enable it to make rental payments to us or to otherwise satisfy its obligations under the Master Lease Agreement, and any inability or unwillingness by Skyline (or its affiliated entity) to do so could have a material adverse effect on us.

A prolonged economic slowdown could adversely impact the results of operations of our tenants, which could impair their ability to meet their obligations to us.

We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the recent recession) due to the adverse impact caused by various factors, including inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment caused by an economic slowdown or recession could have an adverse impact on the ability of our tenants to maintain occupancy rates, which could harm their financial condition. Any sustained period of increased payment delinquencies, foreclosures or losses by our tenants could adversely affect our income from investments in our portfolio.

Certain third parties may not be able to satisfy their obligations to us or our tenants due to uncertainty in the capital markets.

Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our tenants to obtain credit to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. Similarly, if any of our other counterparties, such as banking institutions, title companies and escrow agents, experiences difficulty in accessing capital or other sources of funds or fails to remain viable, it could have an adverse effect on our business.

Increased competition, as well as increased operating costs, could result in lower revenues for some of our tenants and may affect their ability to meet their obligations to us.

The long-term care industry is highly competitive, and we expect that it will become more competitive in the future. Our tenants are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Our tenants compete on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas. We cannot be certain that the tenants of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Our tenants may encounter increased competition in the future that could limit their ability to attract patient's or residents or expand their businesses and, therefore, affect their ability to make their lease payments.

In addition, the market for qualified nurses, healthcare professionals and other key personnel is highly competitive, and our tenants may experience difficulties in attracting and retaining qualified personnel. Increases in labor costs due to higher wages and greater benefits required to attract and retain qualified healthcare personnel incurred by our tenants could affect their ability to meet their obligations to us. This situation could be particularly acute in certain states that have enacted legislation establishing minimum staffing requirements.

A severe cold and flu season, epidemics, or any other widespread illnesses could adversely affect the occupancy of our tenants’ facilities.

Our and our tenants’ revenues are dependent upon occupancy. It is impossible to predict the severity of the cold and flu season or the occurrence of epidemics or any other widespread illnesses. The occupancy of our skilled nursing and assisted living facilities could significantly decrease in the event of a severe cold and flu season, an epidemic, or any other widespread illness. Such a decrease could affect the operating income of our tenants and the ability of our tenants to make payments to us.

The bankruptcy, insolvency or financial deterioration of our tenants could limit or delay our ability to collect unpaid rents or require us to find new tenants.

We are exposed to the risk that a distressed tenant may not be able to meet its obligations to us or other third parties. This risk is heightened during a period of economic or political instability. We are also exposed to increased risk in situations where we lease multiple properties to a single tenant (or affiliated tenants) under a master lease, as a tenant failure or default could reduce or eliminate rental revenue from multiple properties. If tenants are unable to comply with the terms of their leases, then we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third-party managers to operate the property or sell the property. There is no assurance that we would be able to lease a property on substantially equivalent or better terms than the prior lease, or at all, find another qualified tenant, successfully reposition the property for other uses or sell the property on terms that are favorable to us. It may be more difficult to find a replacement tenant for a healthcare property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement tenant for a property, transfers of operations of skilled nursing facilities, and assisted living facilities are subject to regulatory approvals not required for transfers of other types of commercial operations, which may affect our ability to successfully transition a property.

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

Although each of our lease agreements typically provides us with or will provide us with, the right to terminate, evict a tenant, foreclose on our collateral, demand immediate payment and exercise other remedies upon the bankruptcy or insolvency of an tenant, the Bankruptcy Code would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and to pursue other remedies against a bankrupt tenant. A bankruptcy filing by one of our tenants would typically prevent us from collecting unpaid pre-bankruptcy rents or evicting the tenant absent approval of the bankruptcy court. The Bankruptcy Code provides a tenant with the option to assume or reject an unexpired lease within certain specified periods of time. Generally, a lessee is required to pay all rent that becomes payable between the date of its bankruptcy filing and the date of the assumption or rejection of the lease (although such payments will likely be delayed as a result of the bankruptcy filing). Any tenant that chooses to assume its lease with us must cure all monetary defaults existing under the lease (including payment of unpaid pre-bankruptcy rents) and provide adequate assurance of its ability to perform its future obligations under the lease. Any tenant that opts to reject its lease with us would face a claim by us for unpaid and future rents payable under the lease, but such claim would be subject to a statutory “cap” and would generally result in a recovery substantially less than the face value of such claim. Although the tenant’s rejection of the lease would permit us to recover possession of the leased facility, we would likely face losses, costs and delays associated with re-leasing the facility to a new tenant.

Several other factors could impact our rights under leases with bankrupt tenants. First, the tenant could seek to assign its lease with us to a third party. The Bankruptcy Code generally disregards anti-assignment provisions in leases to permit the assignment of unexpired leases to third parties (provided all monetary defaults under the lease are cured and the third party can demonstrate its ability to perform its obligations under the lease). Second, in instances in which we have entered into a master lease agreement with a tenant that operates more than one facility, the bankruptcy court could determine that the master lease was comprised of separate, divisible leases (each of which could be separately assumed or rejected), rather than a single, integrated lease (which would have to be assumed or rejected in its entirety). Finally, the bankruptcy court could recharacterize our lease agreement as a disguised financing arrangement, which could require us to receive bankruptcy court approval to foreclose or pursue other remedies with respect to the facility.

If we must replace any of our tenants, we might be unable to rent the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.

We cannot predict whether our tenants will renew existing leases beyond their current term. If any of our triple-net leases are not renewed, we would attempt to rent those properties to another tenant. In addition, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacements or entering into leases or other arrangements with new tenants on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate and bed taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant, which could have a material adverse effect on us.

In the event of non-renewal or a tenant default, our ability to reposition our properties with a suitable replacement tenant could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, as further discussed below, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Our ability to locate and attract suitable replacement tenants also could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us.

Moreover, in connection with certain of our properties, we have entered into intercreditor agreements with the tenants’ lenders or tri-party agreements with our lenders. Our ability to exercise remedies under the applicable leases or to reposition the applicable properties may be significantly delayed or limited by the terms of the intercreditor agreement or tri-party agreement. Any such delay or limit on our rights and remedies could adversely affect our ability to mitigate our losses and could have a material adverse effect on us.

Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.

Transfers of healthcare facilities to successor tenants may be subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals under CON laws and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant upon favorable terms, or at all, we may take possession of a facility, which might expose us to successor liability, require us to indemnify subsequent to whom we might transfer the operating rights and licenses, or spend substantial time and funds to adapt the facility to other uses, all of which could have a material adverse effect on us.

Our tenants may be subject to significant legal actions that could result in their increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

As is typical in the long-term healthcare industry, our tenants may be subject to claims for damages relating to the services that they provide. We give no assurance that the insurance coverage maintained by our tenants will cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability. As a result, our tenants doing business in these states may be liable for punitive damage awards that are either not covered by their insurance or are in excess of their insurance policy limits.

We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. The OIG, the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing centers. The OIG's most recent work plan indicates that quality of care, assessment and monitoring, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of nursing facilities Minimum Data, transparency of ownership, and civil monetary penalty funds will be an investigative focus in 2016. We cannot predict the likelihood, scope or outcome of any such investigations of our facilities or our tenants. Insurance is not available to our tenants to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, then such tenant could be exposed to substantial additional liabilities. Such liabilities could adversely affect a tenant’s ability to meet its obligations to us.

In addition, we may, in some circumstances, be named as a defendant in litigation involving the services provided by our tenants. Although we generally have no involvement in the services provided by our tenants, and our standard lease agreements generally require (or will require) our tenants to indemnify us and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our tenants’ insurance coverage, which would require us to make payments to cover any such judgment.

Our tenants may be sued under a federal whistleblower statute.

Our tenants who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation-Healthcare Regulation” included in Item 1 of this Annual Report. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were brought against our tenants, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our tenants’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases, which, in turn, could have a material adverse effect on us.

The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants may not adequately insure against losses.

We maintain or require in our leases that our tenants maintain all applicable lines of insurance on our properties and their operations. Although we regularly review the amount and scope of insurance provided by our policies and required to be maintained by our tenants and believe the coverage provided to be customary for similarly situated companies in our industry, we cannot assure you that we or our tenants will continue to be able to maintain adequate levels of insurance. We also cannot assure you that we or our tenants will maintain the required coverages, that we will continue to require the same levels of insurance under our leases, that such insurance will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we make any guaranty as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants.

For various reasons, including to reduce and manage costs, many healthcare companies utilize different organizational and corporate structures coupled with captive programs that may provide less insurance coverage than a traditional insurance policy. Companies that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies that rely primarily on historical data. However, due to the rise in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and reserves for future claims may not be adequate to cover the actual cost of those claims. As a result, the tenants of our properties who self-insure could incur large funded and unfunded general and professional liability expenses, which could materially adversely affect their liquidity, financial condition and results of operations and, in turn, their ability to satisfy their obligations to us. If tenants of our properties decide to implement a captive or self-insurance program, any large funded and unfunded general and professional liability expenses incurred could have a material adverse effect on us.

Should an uninsured loss or a loss in excess of insured limits occur, we could incur substantial liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. Following the occurrence of such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

Failure by our tenants to comply with various local, state and federal government regulations may adversely impact their ability to make lease payments to us.

Healthcare operators are subject to numerous federal, state and local laws and regulations, including those described below, that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. Although we cannot accurately predict the ultimate timing or effect of these changes, such changes could have a material effect on our tenants’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our tenants to comply with these laws, requirements and regulations could adversely affect its ability to meet its obligations to us.

•
Healthcare Reform. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”), which were signed into law in March 2010, represent the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and affect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways. Among other things, the Healthcare Reform Law expands Medicaid eligibility, requires most individuals to have health insurance, establishes new regulations for health plans, creates health insurance exchanges, and modifies certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. We cannot accurately predict the impact of the Healthcare Reform Law on our tenants or their ability to meet their obligations to us.

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

•
Quality of Care Initiatives. The Center for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our tenants. Any unsatisfactory rating of our tenants under any rating system promulgated by the CMS could result in the loss of patients or residents or lower reimbursement rates, which could adversely impact their revenues and our business.

•
Licensing and Certification. Healthcare operators are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators to comply with extensive standards governing operations. Many of our properties may require a license, registration, and/or CON to operate. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of health care facilities, by requiring a CON or other similar approval from a state agency. Governmental agencies administering these laws and regulations regularly inspect facilities and investigate complaints. Failure to obtain any required licensure, certification, or CON, the loss or suspension of any required licensure, certification, or CON, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until the necessary licenses, certifications, or CON are obtained or reinstated or until any such violations or deficiencies are cured. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently.

•
Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. In addition, the Stark Law broadly defines the scope of prohibited physician referrals under federal health care programs to providers with which they have ownership or other financial arrangements. Many states have adopted, or are considering, legislative proposals similar to these laws, some of which extend beyond federal health care programs, to prohibit the payment or receipt of remuneration for the referral of patients and physician referrals regardless of the source of the payment for the care. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts. We cannot assure you that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The violation of any of these laws or regulations by any of our tenants may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties could jeopardize a tenant’s ability to make lease payments to us or to continue operating its facility.

•
Privacy Laws. Healthcare operators are subject to federal, state and local laws and regulations designed to protect the privacy and security of patient health information. These laws and regulations require operators to expend the requisite resources to protect and secure patient health information, including the funding of costs associated with technology upgrades. Operators found in violation of these laws may face large penalties. In addition, compliance with an operator’s notification requirements in the event of a breach of unsecured protected health information could cause reputational harm to an operator’s business. Such penalties and damaged reputation could adversely affect a tenant’s ability to meet its obligations to us.

•
Other Laws. Other federal, state and local laws and regulations affect how our tenants conduct their business. We cannot accurately predict the effect that the costs of complying with these laws may have on the revenues of our tenants and, thus, their ability to meet their obligations to us.

•
Legislative and Regulatory Developments. Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system in addition to those described herein. We cannot accurately predict whether any proposals will be adopted and, if adopted, what effect (if any) these proposals would have on our tenants or our business.

Our tenants may be adversely affected by healthcare regulation and enforcement.

Regulation of the long-term healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, data privacy and security, and financial and other arrangements that may be entered into by healthcare providers. In addition, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators and managers, which, in turn, could have a material adverse effect on us.

If our tenants fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants also could face increased costs related to healthcare regulation, such as the Affordable Care Act, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a material adverse effect on us.

The impact of healthcare reform legislation on our tenants cannot be accurately predicted.

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. Notably, the Healthcare Reform Law resulted in expanded health care coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the U.S. health care system. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various health care providers, including skilled nursing facilities, as well as certain other changes to Medicare payment methodologies.

Several provisions of the Healthcare Reform Law affect Medicare payments to skilled nursing facilities, including provisions changing Medicare payment methodology and implementing value-based purchasing and payment bundling. Although we cannot accurately predict how all of these provisions may be implemented, or the effect any such implementation would have on our tenants or our business, the Healthcare Reform Law could result in decreases in payments to our tenants, increase our tenants’ costs or otherwise adversely affect the financial condition of our tenants, thereby negatively impacting their ability to meet their obligations to us.

The Healthcare Reform Law also requires skilled nursing facilities to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. If our tenants fall short in their compliance and ethics programs and quality assurance and performance improvement programs, then their reputations and ability to attract residents could be adversely affected.

This comprehensive health care legislation has resulted and will continue to result in extensive rulemaking by regulatory authorities, and also may be altered or amended. It is difficult to predict the full impact of the Healthcare Reform Law due to the complexity of the law and implementing regulations, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. We also cannot accurately predict whether any new or pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants’ business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our tenants and the manner in which they are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on their business and therefore on our business. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act may increase our tenants’ costs or otherwise adversely affect the financial condition of our tenants, thereby negatively impacting their ability to meet their obligations to us.

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

Our tenants depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our tenants could result in a substantial reduction in the revenues and operating margins of our tenants. Significant limits on the scopes of services reimbursed and on reimbursement rates could have a material adverse effect on the results of operations and financial condition of our tenants, which could cause their revenues to decline and could negatively impact their ability to meet their obligations to us.

Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, additional documentation is necessary or certain services were not covered or were not medically necessary. New legislative and regulatory proposals could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures and to make changes to private healthcare insurance. No assurance is given that adequate third-party payor reimbursement levels will continue to be available for the services provided by our tenants.

The Healthcare Reform Law provides those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states to elect not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early February 2016, roughly half of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants. While the federal government will pay for approximately 100% of those additional costs from 2014 through 2016, states will be expected to pay for part of those additional costs beginning in 2017. In light of this, at least one state that has passed legislation to allow the state to expand its Medicaid coverage has included sunset provisions in the legislation that require that the expanded benefits be reduced or eliminated if the federal government’s funding for the program is decreased or eliminated, permitting the state to re-visit the issue once it begins to share financial responsibility for the expansion. With increasingly strained budgets, it is unclear how states that do not include such sunset provisions will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams.

Furthermore, the Supreme Court’s decision upholding the constitutionality of the individual healthcare mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs has contributed to the uncertainty regarding the impact that the law will have on healthcare delivery systems over the next decade. We can expect that federal authorities will continue to implement the law, but because of the Supreme Court’s mixed ruling, the implementation will take longer than originally expected, with a commensurate increase in the period of uncertainty regarding the long-term financial impact on the delivery of and payment for healthcare.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

Many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a reduction in reimbursement rates for our tenants. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our tenants under both the Medicare and Medicaid programs. Reductions in Medicare and Medicaid reimbursement to our tenants could reduce the cash flow of our tenants and their ability to make rent payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Because the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid and simplifies enrollment in this program, Medicaid enrollment may significantly increase in the future. Since our tenants’ profit margins with respect to Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some tenants in financial distress, which, in turn, could adversely affect us. If funding for Medicare or Medicaid is reduced, then it could have a material adverse effect on our tenants’ results of operations and financial condition, which could adversely affect their ability to meet their obligations to us.

Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on our tenants.

Our tenants rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Governmental Regulation-Healthcare Regulation” included in Item 1 of this Annual Report. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing government investigations and audits at such property, or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are dependent on our management team, and our future success depends largely upon the management experience, skill, and contacts of our management and the loss of any of our key management team could harm our business. If we lose the services of any or all of our management team, we may not be able to replace them with similarly qualified personnel, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Disasters and other adverse events may seriously harm our business.

Our facilities and our business may suffer harm as a result of natural or man-made disasters such as storms, earthquakes, hurricanes, tornadoes, floods, fires, terrorist attacks and other conditions. The impact, or impending threat, of such events may require that our tenants evacuate one or more facilities, which could be costly and would involve risks, including potentially fatal risks, for their patients. The impact of disasters and similar events is inherently uncertain. Such events could harm our tenants’ patients and employees, severely damage or destroy one or more of our facilities, harm our tenants’ business, reputation and financial performance, or otherwise cause our tenants’ businesses to suffer in ways that we currently cannot predict.

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

Real estate investments are relatively illiquid and generally cannot be sold quickly. In addition, nearly all of our healthcare properties serve as collateral for our secured debt obligations and cannot be readily sold. Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. For example, all of our healthcare properties are “special purpose” properties that cannot be readily converted into general residential, retail or office use. In addition, transfers of operations of skilled nursing facilities, assisted living facilities and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our healthcare properties becomes unprofitable due to competition, age of improvements or other factors such that a tenant becomes unable to meet its obligations to us, then the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. Furthermore, the receipt of liquidation proceeds or the replacement of a tenant that has defaulted on its lease could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the tenant with a new tenant licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our revenues would be adversely affected.

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

The cost of any required investigation, remediation, removal, fines or personal or property damages and the owner’s liability therefor could exceed the value of the property and the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect an operator’s ability to attract additional patients or residents and our ability to sell or rent such property or to borrow using such property as collateral which, in turn, could negatively impact our revenues.

The industry in which we operate is highly competitive. Increasing investor interest in our sector and consolidation at the operator level could increase competition and reduce our profitability.

Our business is highly competitive, and we expect that it may become more competitive in the future. We compete for healthcare facility investments with other healthcare investors, many of which have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our investment criteria. If we cannot identify and purchase a sufficient number of healthcare facilities at favorable prices, or if we are unable to finance such acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected. In addition, if our cost of capital should increase relative to the cost of capital of our competitors, the spread that we realize on our investments may decline if competitive pressures limit or prevent us from charging higher lease rates.

The geographic concentration of our facilities could leave us vulnerable to an economic downturn, regulatory changes in those areas.

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

Our directors and officers beneficially own approximately 13.7% of our outstanding common stock. Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by shareholders, such as the election of directors, the amendment of our charter documents and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.

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

Risks Related to Our Capital Structure

We have substantial indebtedness, which may have a material adverse effect on our business and financial condition.

As of December 31, 2015, we had approximately $125.5 million in indebtedness, including current maturities of debt and debt related to discontinued operations. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•
require us to dedicate a substantial portion of cash flows from operations to interest and principal payments on outstanding debt, thereby limiting the availability of cash flow, dividends, and other general corporate purposes;

•	require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;

•	made it more difficult for us to satisfy our financial obligations;

•	expose us to increases in interest rates for our variable rate debt;

•	limit our ability to borrow additional funds on favorable terms, or at all, for working capital, debt service requirements, expansion of our business or other general corporate purposes;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms, or at all;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	limit our ability to make acquisitions or take advantage of business opportunities as they arise;

•	place us at a competitive disadvantage compared with our competitors that have less debt; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

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

For the year ended and as of December 31, 2015, we had a net loss of $23.5 million and negative working capital of $38.6 million. At December 31, 2015, we had $2.7 million in cash and cash equivalents, as well as restricted cash of $12.7 million, and $125.5 million in indebtedness, including current maturities of $51.9 million.

We continue to undertake measures to streamline our operations and cost infrastructure in connection with our new business model, including: (i) eliminating patient care services and related costs; (ii) increasing future minimum lease revenue; (iii) refinancing or repaying current maturities to reduce interest costs and reducing mandatory principal repayments through refinancing transactions with HUD or other lending sources; and (iv) reducing general and administrative expenses.

Over the next twelve months, we anticipate both access to and receipt of several sources of liquidity, including proceeds from at-the-market preferred stock offerings and cash from operations. We routinely have ongoing discussions with existing and new potential lenders to refinance current debt on a longer-term basis and, in recent periods, have refinanced short-term acquisition-related debt with traditional long-term mortgage notes, some of which have been executed under government guaranteed lending programs. We have been successful in recent years in raising new equity capital and believe, based on recent discussions that these markets will continue to be available to us for raising capital in 2016 and beyond.

In order to satisfy our capital needs, we seek to: (i) continue improving operating results through leasing and subleasing transactions executed with favorable terms and consistent and predictable cash flow; (ii) re-lease our Arkansas facilities with a new leasing arrangement made with a new operator; (iii) expand borrowing arrangements with certain lenders; (iv) refinance current debt where possible to obtain more favorable terms; and (v) raise capital through the issuance of debt or equity securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long term basis, thereby permitting the Company to meet its operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that the anticipated operating results of the Transition will be realized. If such actions are not successful, or if the anticipated operating results of the Transition are not realized, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets.

We are subject to risks associated with debt financing, which would negatively impact our business and limit our ability to pay dividends to our shareholders and to repay maturing indebtedness.

The financing required to make future investments and satisfy maturing debt commitments may be provided by private or public offerings of debt or equity, the assumption of secured indebtedness, or mortgage financing on a portion of our owned portfolio. To the extent we must obtain debt financing from external sources to fund our capital requirements, no assurance is given that such financing will be available on favorable terms, if at all. In addition, if we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient to repay our maturing indebtedness. Furthermore, if we have to pay higher interest rates in connection with a refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability. Moreover, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to our shareholders, including affecting our ability to obtain additional financing in the future, and making us more vulnerable to a downturn in our results of operations or the economy generally.

We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments.

We rely on external sources of capital, including debt and equity financing. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business or to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors over which we have little or no control, including the performance of the national and global economies generally; competition in the healthcare industry; issues facing the healthcare industry, including regulations and government reimbursement policies; our tenants’ operating costs; the market’s perception of our growth potential; the market value of our properties; our current and potential future earnings and cash dividends; and the market price of the shares of our capital stock. We may not be in a position to take advantage of future investment opportunities if we are unable to access capital markets on a timely basis or are only able to obtain financing on unfavorable terms.

Our ability to raise capital through equity sales is dependent, in part, on the market price of our stock, and our failure to meet market expectations with respect to our business could negatively impact the market price of our stock and availability of equity capital.

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our stock, which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•	the extent of investor interest;

•	our financial performance and that of our tenants;

•	general stock and bond market conditions; and

•	other factors such as governmental regulatory action.

Covenants in the agreements evidencing our indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

The terms of our credit agreements and other agreements evidencing our indebtedness require us to comply with a number of financial and other covenants which may limit management’s discretion by restricting our ability to, among other things, incur additional debt, and create liens. Any additional financing we may obtain could contain similar or more restrictive covenants. Our continued ability to incur indebtedness and conduct our operations is subject to compliance with these financial and other covenants. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness in addition to any other indebtedness cross-defaulted against such instruments. Any such breach could materially adversely affect our business, results of operations and financial condition.

Our assets may be subject to impairment charges.

We periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, then we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

We may change our investment strategies and policies and capital structure.

The Board, without the approval of our shareholders, may alter our investment strategies and policies if it determines that a change is in our shareholders’ best interests. The methods of implementing our investment strategies and policies may vary as new investments and financing techniques are developed.

Economic conditions and turbulence in the credit markets may create challenges in securing third-party borrowings or refinancing our existing indebtedness.

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

We are subject to possible conflicts of interest; we have engaged in, and may in the future engage in, transactions with parties that may be considered related parties.

From time to time, we have engaged in various transactions with related parties including Christopher Brogdon, a former director and owner of greater than 5% of our outstanding common stock. These transactions, along with other related party transactions, are described in Note 19 to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data,” and Part III., Item 13., “Certain Relationships and Related Transactions, and Director Independence.”

Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, others may disagree with this position and litigation could ensue in the future. Our relationships with Mr. Brogdon and other related parties may give rise to litigation, or other issues which could result in substantial costs to us, and a diversion of our resources and management's attention, whether or not any allegations made are substantiated.

Risks Related to Our Stock

The price of our stock has fluctuated, and a number of factors may cause the price of our stock to decline.

The market price of our stock has fluctuated and may fluctuate significantly in the future, depending upon many factors, many of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our operating results;

•	changes in our financial condition, performance and prospects;

•	changes in general economic and market conditions and other external factors;

•	the market price of securities issued by other companies in our industry;

•	announcements by us or our competitors of significant acquisitions, dispositions, strategic partnerships or other transactions;

•	press releases or negative publicity relating to us or our competitors or relating to trends in healthcare;

•	government action or regulation, including changes in federal, state and local healthcare regulations to which we or our tenants are subject;

•	the level and quality of securities analysts' coverage for our stock;

•	changes in financial estimates, our ability to meet those estimates, or recommendations by securities analysts with respect to us or our competitors; and

•	future sales of our common stock, our Series A Preferred Stock or another series of our preferred stock, or debt securities.

In addition, the market price of our Series A Preferred Stock also depends upon:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of our Series A Preferred Stock;

•	trading prices of preferred equity securities issued by other companies in our industry; and

•	the annual yield from distributions on our Series A Preferred Stock as compared to yields on other financial instruments.

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

There are no assurances of our ability to pay dividends in the future.

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

In addition, we may only pay dividends on our capital stock if we have funds legally available to pay dividends and such payment is not restricted or prohibited by law, the terms of any shares with higher priority with respect to dividends or any documents governing our indebtedness. We are restricted by Georgia law from paying dividends on our capital stock if we are not able to pay our debts as they become due in the normal course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy preferential rights upon dissolution. In addition, no cash dividends may be declared or paid on the common stock unless full cumulative dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payments, for all past dividend periods. In addition, future debt, contractual covenants or arrangements we or our subsidiaries enter into may restrict or prevent future dividend payments.

As such, we could become unable, on a temporary or permanent basis, to pay dividends on our stock, including our common stock and our Series A Preferred Stock. The payment of any future dividends on our stock will be at the discretion of the Board and will depend, among other things, on the earnings and results of operations of our subsidiaries, their ability to pay dividends and make other distributions to us under agreements governing their indebtedness, our financial condition and capital requirements, any debt service requirements and any other factors the Board deems relevant.

The costs of being publicly owned may strain our resources and impact our business, financial condition, results of operations and prospects.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

These requirements may place a strain on our systems and resources and have required us, and may in the future require us, to hire additional accounting and financial resources with appropriate public company experience and technical accounting knowledge. In addition, failure to maintain such internal controls could result in us being unable to provide timely and reliable financial information which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or cause us to be late in the filing of required reports or financial results. Any of the foregoing events could have a materially adverse effect on our business, financial condition, results of operations and prospects.

Provisions in Georgia law and our charter documents may delay or prevent a change in control or management that shareholders may consider desirable.

Various provisions of the Georgia Business Corporation Code (the “GBCC”) and of our charter documents may inhibit changes in control not approved by the Board and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of our common stock and other securities in the event of an attempted hostile takeover. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. As a result, the existence of these provisions may adversely affect the market price of our common stock and other securities. These provisions include:

•	a requirement that special meetings of shareholders be called by the Board, the Chairman, the President, or the holders of shares with voting power of at least 25%;

•	advance notice requirements for shareholder proposals and nominations;

•	a requirement that directors may only be removed for cause and then only by an affirmative vote of at least a majority of all votes entitled to be cast in the election of such directors;

•	a prohibition of shareholder action without a meeting by less than unanimous written consent;

•	availability of “blank check” preferred stock; and

•
a charter “constituency” clause authorizing (but not requiring) our directors to consider, in discharging their duties as directors, the effects of the Company’s actions on other interests and persons in addition to our shareholders.

In addition, the Company has elected in its bylaws to be subject to the “fair price” and “business combination” provisions of the GBCC. The business combination provisions generally restrict us from engaging in certain business combination transactions with any “interested shareholder” (as defined in the GBCC) for a period of five years after the date of the transaction in which the person became an interested shareholder unless certain designated conditions are met. The fair price provisions generally restricts us from entering into certain business combinations with an interested shareholder unless the transaction is unanimously approved by the continuing directors who must constitute at least three members of the Board at the time of such approval; or the transaction is recommended by at least two-thirds of the continuing directors and approved by a majority of the shareholders excluding the interested shareholder.

The Board can use these and other provisions to prevent, delay or discourage a change in control of the Company or a change in our management. Any such delay or prevention of a change in control or management could deter potential acquirers or prevent the completion of a takeover transaction pursuant to which our shareholders could receive a substantial premium over the current market price of our common stock and other securities, which in turn may limit the price investors might be willing to pay for such securities.
Item 1B.    Unresolved Staff Comments
Disclosure pursuant to Item 1B of Form 10-K is not required to be provided by smaller reporting companies.
Item 2.    Properties
Operating Facilities
The following table provides summary information regarding our facilities leased and subleased to third parties as of December 31, 2015:

Facility Name	Beds/Units	Structure	Operator Affiliation
Alabama
Attalla Health Care	182	Owned	C.R. Management
Coosa Valley Health Care	122	Owned	C.R. Management
Subtotal (2)	304
Arkansas
Cumberland H&R	77	Owned	Aria Health Group LLC
Heritage Park	93	Owned	Aria Health Group LLC
Homestead Manor	97	Owned	Aria Health Group LLC
Little Rock H&R	154	Owned	Aria Health Group LLC
Northridge Health	140	Owned	Aria Health Group LLC
River Valley Health	129	Owned	Aria Health Group LLC
Stone County Nursing	96	Owned	Aria Health Group LLC
Stone County ALF	32	Owned	Aria Health Group LLC
Woodland Hills	140	Owned	Aria Health Group LLC
Subtotal (9)	958
Georgia
Autumn Breeze	108	Owned	C.R. Management
Bonterra	115	Leased	Wellington Health Services
College Park	95	Owned	C.R. Management
Glenvue H&R	134	Owned	C.R. Management
Jeffersonville	117	Leased	New Beginnings Care
LaGrange	137	Leased	C.R. Management
Lumber City	86	Leased	Beacon Health Management
Oceanside	85	Leased	New Beginnings Care
Parkview Manor/Legacy	184	Leased	Wellington Health Services
Powder Springs	208	Leased	Wellington Health Services
Savannah Beach	50	Leased	New Beginnings Care
Southland Healthcare	126	Owned	Beacon Health Management
Tara	134	Leased	Wellington Health Services
Thomasville N&R	52	Leased	C.R. Management
Subtotal (14)	1,631
North Carolina
Mountain Trace Rehab	106	Owned	Symmetry Healthcare
Subtotal (1)	106
Ohio

Covington Care	94	Leased	Beacon Health Management
Eaglewood ALF	80	Owned	Beacon Health Management
Eaglewood Care Center	99	Owned	Beacon Health Management
H&C of Greenfield	50	Owned	Beacon Health Management
Koester Pavilion	150	Managed	N/A
Spring Meade Health Center	99	Managed	N/A
Spring Meade Residence	83	Managed	N/A
The Pavilion Care Center	50	Owned	Beacon Health Management
Subtotal (8)	705
Oklahoma
NW Nursing Center	88	Owned	Southwest LTC
Quail Creek	109	Owned	Southwest LTC
Subtotal (2)	197
South Carolina
Georgetown Health	84	Owned	Symmetry Healthcare
Sumter Valley Nursing	96	Owned	Symmetry Healthcare
Subtotal (2)	180
Total - All Facilities (38)	4,081
All facilities are skilled nursing facilities except for Stone County ALF and Eaglewood ALF which are assisted living facilities and Spring Meade Residence which is an independent living facility.
The Company subleased through its subsidiaries nine facilities located in Arkansas to affiliates of Aria Health Group, LLC pursuant to separate sublease agreements. Eight of the Aria subleases commenced on May 1, 2015 and one sublease commenced on November 1, 2015. Effective February 3, 2016, each sublease was terminated due to the failure to pay rent pursuant to the terms of such sublease. Subsequently, on February 5, 2016, the Company entered into a Master Lease Agreement, as amended, with Skyline Healthcare LLC to lease the facilities commencing April 1, 2016. (See Part II, Item 8, Financial Statements and Supplemental Data, Note 19, Subsequent Events).

On January 22, 2016, New Beginnings Care LLC and its affiliates ("New Beginnings") filed a petition to reorganize its finances under the Bankruptcy Code. To date, New Beginnings has neither affirmed nor rejected the Master Lease entered into on November 3, 2015 with respect to the Jeffersonville, Oceanside, and Savannah Beach facilities. The Company is in discussions with New Beginnings and other potential operators about leasing such facilities.

In March 2016, CMS decertified the Jeffersonville facility meaning the facility can no longer accept Medicare or Medicaid patients. The operator is considering appealing the decision by CMS.
For a detailed description of the Company's operating leases, please see Note 7 - Leases to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data".
For a detailed description of the Company's related mortgages payable for owned facilities, please see Note 9 - Notes Payable and Other Debt to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data".
Corporate Office
Our corporate office is located in Roswell, Georgia. We own two office buildings in Roswell which contain approximately 13,700 square feet of office space. In addition, we lease approximately 3,100 square feet of office space in the Atlanta, Georgia area with a term through September 2020.
Item 3.    Legal Proceedings
We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that the services we provided during the time we operated skilled nursing facilities resulted in injury or death to the residents of our facilities and claims related to employment, staffing requirements and commercial matters. Although we intend to vigorously defend ourselves in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on our business, results of operations and financial condition.

We previously operated, and our tenants now operate, in an industry that is extremely regulated. As such, in the ordinary course of business, our tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, we believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving us, for our prior operations, or our tenants, whether currently asserted or arising in the future, could have a material adverse effect on our business, results of operations and financial condition.
The Company is a defendant in a purported class action lawsuit captioned Amy Cleveland et al. v. APHR&R Nursing, LLC et al, filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit (the “Complaint”). The Complaint asserted claims on behalf of a purported class consisting of the residents at: (i) Stone County Nursing and Rehabilitation Center; (ii) Bentonville Manor Nursing Home; (iii) Heritage Park Nursing Center; (iv) Homestead Manor Nursing Home; (v) River Valley Health and Rehabilitation Center; (vi) Northridge Healthcare and Rehabilitation; (vii) Woodland Hills Healthcare and Rehabilitation; (viii) West Markham Sub Acute and Rehabilitation Center; and (ix) Cumberland Health and Rehabilitation Center, all of which were managed by subsidiaries or affiliates of the Company. The lawsuit alleged that the nine facilities were understaffed during the class period which resulted in breaches or violation of the nursing home admission agreements, the Arkansas Deceptive Trade Practices Act, and the Long Term Care Facilities Residents' Act. The Complaint also included individual negligence claims on behalf of former deceased resident Amy Cleveland. The Complaint sought certification of a class of residents consisting of all residents of the facilities during the class period, judgment against all defendants for actual, compensatory and punitive damages and attorney fees. With respect to the allegations concerning Amy Cleveland, the Complaint sought damages for injuries, general and special damages, prejudgment and post-judgment interest, attorney fees and punitive damages.

On December 16, 2015, the Company's insurance carrier reached a settlement with each of the individual plaintiffs on behalf of the Company and all other defendants pursuant to which separate payments are to be made by the Company's carrier to the plaintiffs. The individual settlements are contingent on approval by the probate courts having jurisdiction over the deceased plaintiffs' respective estates, if applicable. As of March 28, 2016, all but three of the individual settlement agreements had been approved and the settlement consideration paid to the plaintiffs.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
Our common stock is listed for trading on the NYSE MKT under the symbol "ADK." The high and low sales prices of our common stock and cash dividends declared during the quarters listed below were as follows:

		Sales Price		Cash Dividends
		High	Low	Declared
2015	First Quarter	$4.50	$3.79	$0.050
	Second Quarter	$4.45	$3.32	$0.055
	Third Quarter	$4.00	$3.10	$0.060
	Fourth Quarter	$3.42	$1.90	$—

2014	First Quarter	$4.67	$4.00	$—
	Second Quarter	$4.70	$3.65	$—
	Third Quarter	$5.05	$4.22	$—
	Fourth Quarter	$4.77	$3.58	$—
Based on information supplied from our transfer agent, there were approximately 19,948,534 shareholders of record of our common stock as of March 28, 2016.
We are a holding company, and we have no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to us so we may, among other things, pay dividends on our common stock, if and to the extent declared by the Board. The ability of our subsidiaries to pay dividends and make other distributions to us depends on their earnings and is restricted by the terms of certain agreements governing their indebtedness. If our subsidiaries are in default under such agreements, then they may not pay dividends or make other distributions to us.

In addition, we may only pay dividends on our common stock if we have funds legally available to pay dividends and such payment is not restricted or prohibited by law, the terms of any shares with higher priority with respect to dividends or any documents governing our indebtedness. We are restricted by Georgia law from paying dividends on our common stock if we are not able to pay our debts as they become due in the normal course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy preferential rights upon dissolution of the holders of our Series A Preferred Stock and any other shareholders whose preferential rights are superior. In addition, no cash dividends may be declared or paid on the common stock unless full cumulative dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payments, for all past dividend periods. In addition, future debt, contractual covenants or arrangements we or our subsidiaries enter into may restrict or prevent future dividend payments. See “Risk Factors – Risk Related to Our Stock - There are no assurances of our ability to pay dividends in the future” included in Part I, Item 1A, Risk Factors, of this Annual Report.

The Board determined not to declare a cash dividend on the common stock for the fourth quarter of 2015. The Board intends to continue to evaluate the Company's dividend policy throughout 2016. The Board believes that it is prudent and appropriate to retain capital to focus on specific areas of long-term value creation and near-term investments to maximize shareholder value. The Company does not anticipate paying cash dividends on the common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2015, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options, warrants, and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	266,514	$3.96	937,558
Equity compensation plans not approved by security holders(2)	2,051,475	$3.46	—
Total	2,317,989	$3.52	937,558

(1)
Represents options issued pursuant to the: (i) AdCare Health Systems, Inc. 2011 Stock Incentive Plan and (ii) 2005 Stock Option Plan of AdCare Health Systems, Inc. which were all approved by our shareholders.

(2)
Represents warrants issued outside of our shareholder approved plans as described below. The warrants listed below contain certain anti-dilution adjustments and therefore were adjusted for stock dividends in October 2010, October 2011, and October 2012, as applicable. The share numbers below reflect all such applicable adjustments.

•
On November 16, 2007, we issued to our Board and members of our management team ten-year warrants, as adjusted for stock dividends, exercises and forfeitures, to purchase an aggregate 766,847 shares of our common stock at exercise prices ranging from $1.04 to $3.43.

•
On September 24, 2009, we issued to Christopher Brogdon, as inducement to become our Chief Acquisition Officer, an eight-year warrant, as adjusted, to purchase 347,288 shares of our common stock at exercise prices ranging from $2.59 to $4.32.

•
On May 2, 2011, we issued to Noble Financial, as partial consideration for providing certain financing to the Company, a five-year warrant, as adjusted, to purchase 55,125 shares of our common stock at an exercise price of $4.08.

•
On December 19, 2011, we issued to David Rubenstein, as inducement to become our Chief Operating Officer, ten-year warrants, as adjusted for stock dividends and forfeitures, to purchase an aggregate 174,993 shares of our common stock at exercises prices ranging from $3.93 to $4.73.

•
On December 28, 2012, we issued to Strome Alpha Offshore, Ltd., as partial consideration for providing certain financing to the Company, a ten-year warrant to purchase 50,000 shares of our common stock at an exercise price of $3.80.

•
On May 15, 2013, we issued to Ronald W. Fleming, as an inducement to become our Chief Financial Officer, a ten-year warrant, as adjusted for forfeitures, to purchase 23,333 shares of our common stock at an exercise price of $5.90, which vests as to one-third of the underlying shares of each of the successive three anniversaries of the issue date.

•
On November 26, 2013, we issued to an investor relations firm, as partial consideration for providing certain investor relations services to the Company, a ten-year warrant to purchase 10,000 shares of our common stock at an exercise price of $3.96.

•
On March 28, 2014, we issued to the placement agents in the Company’s offering of the Subordinated Convertible Promissory Notes Issued in 2014 ("2014 Notes"), as partial compensation for serving as placement agents in such offering, five-year warrants to purchase an aggregate of 48,889 shares of common stock at an exercise price of $4.50 per share.

•
On October 10, 2014, we issued to William McBride III, as an inducement to become our Chief Executive Officer, a ten-year warrant to purchase 300,000 shares of our common stock at an exercise price per share of $4.49, which vests as to one-third of the underlying shares on each of the successive three anniversaries of the issue date.

•
On February 20, 2015, David Tenwick, director, sold 109,472 fully vested and unexercised warrants for a total sale price of $281,343 to Park City Capital Offshore Master, Ltd., an affiliate of director Michael J. Fox.

•
On April 1, 2015, we issued to Allan J. Rimland, as an incentive to become our President and Chief Financial Officer, a ten-year warrant to purchase 275,000 shares of common stock at an exercise price per share equal to $4.25 which shall vest as to one-third of the underlying shares on each of the three subsequent anniversaries of the issue date.

Item 6.    Selected Financial Data
Disclosure pursuant to Item 6 of Form 10-K is not required to be provided by smaller reporting companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing such facilities to third-party tenants. As of December 31, 2015, the Company owned, leased, or managed for third parties 38 facilities primarily in the Southeast. The operators of the Company's facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

We were incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, we acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed our name to AdCare Health Systems, Inc. AdCare completed its initial public offering in November 2006. Initially based in Ohio, we expanded our portfolio through a series of strategic acquisitions to include properties in a number of other states, primarily in the Southeast. In 2012, we relocated our executive offices and accounting operations to Georgia, and AdCare changed its state of incorporation from Ohio to Georgia on December 12, 2013.
Historically, our business focused on owning, leasing and operating skilled nursing and assisted living facilities. The Company also managed certain facilities on behalf of unaffiliated long-term care operators and owners and operators with whom we entered into management contracts. In July 2014, the Board approved a strategic plan to transition the Company to a healthcare property holding and leasing company through a series of leasing and subleasing transactions. As of December 31, 2015, we completed the Transition through: (i) leasing to third-party operators all of the healthcare properties which we own and previously operated; (ii) subleasing to third-party operators all of the healthcare properties which we lease (but do not own) and previously operated; and (iii) continuing in effect the one remaining management agreement to manage two skilled nursing facilities and one assisted living facility.

We lease our currently-owned healthcare properties, and sublease our currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual escalation clauses. The Company has many of the characteristics of a REIT. The Board is analyzing and considering: (i) whether and, if so, when, we could satisfy the requirements to qualify as a REIT under the Code; (ii) the structural and operational complexities which would need to be addressed before the we could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if we were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated federal net operating losses of approximately $58.3 million as of December 31, 2015. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

As a result of the Transition, the Company is now focused on the ownership, acquisition and leasing of healthcare related properties.

On March 29, 2016, the Company announced that given that the transition to a healthcare property holding and leasing company is complete, the Board of Directors has begun to explore strategic alternatives for the Company.

The following table provides summary information regarding the number of facilities and related beds/units as of December 31, 2015:

	Owned		Leased		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Arkansas	9	958	—	—	—	—	9	958
Alabama	2	304	—	—	—	—	2	304
Georgia	4	463	10	1,168	—	—	14	1,631
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	279	1	94	3	332	8	705
Oklahoma	2	197	—	—	—	—	2	197
South Carolina	2	180	—	—	—	—	2	180
Total	24	2,487	11	1,262	3	332	38	4,081
Facility Type
Skilled Nursing	22	2,375	11	1,262	2	249	35	3,886
Assisted Living	2	112	—	—	—	—	2	112
Independent Living	—	—	—	—	1	83	1	83
Total	24	2,487	11	1,262	3	332	38	4,081
Liquidity
At December 31, 2015, we had $2.7 million in cash and cash equivalents as well as restricted cash of $12.7 million. Over the next twelve months, we anticipate both access to and receipt of several sources of liquidity, including cash flows from operations, and sales of preferred stock pursuant to an At-The-Market shelf registration. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. During 2016, we anticipate net proceeds of approximately $9.1 million on the refinancing of existing debt with such government guaranteed lending programs. At December 31, 2015, we had $125.5 million in indebtedness of which the current portion is $51.0 million. We anticipate our operating cash requirements in 2016 as being less than in 2015 due to the completion of the Transition. We expect sufficient funds for our operations, scheduled debt service, at least through the next twelve months. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2016 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

On March 24, 2016, the Company received a commitment to refinance the Bentonville, Heritage Park and River Valley Credit Facility, the Little Rock Credit Facility, and the Northridge, Woodland Hills and Abington Credit Facility for a combined total of $25.4 million of debt, subject to definitive documentation and certain closing conditions. On March 24, 2016, the Company also obtained a lender commitment to extend the maturity date of the Georgetown and Sumter Credit Facility from September 2016 to June 2017 subject to definitive documentation and certain closing conditions. On March 29, 2016, the Company obtained a lender commitment to extend the maturity date of the Quail Creek Credit facility from September 2016 to September 2018 subject to definitive documentation and certain closing conditions.

For a more detailed discussion, see Note 3 - Liquidity and Profitability and Note 14 Preferred Stock and Dividends, located in Part II, Item 8., Notes to Consolidated Financial Statements.
Acquisitions
The Company had no acquisitions during the years ended December 31, 2015 or 2014.
Divestitures
For information regarding the Company's divestitures, please refer to Note 11 - Discontinued Operations, located in Part II, Item 8., Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
The following table summarizes the activity of discontinued operations for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
(Amounts in 000’s)	2015	2014
Total revenues	$87,920	$222,104
Cost of services	$89,783	$188,952
Net (loss) income	$(4,892)	$23,783
Interest expense, net	$(1,510)	$(1,152)
Income tax benefit (expense)	$(251)	$253
Gain on disposal of assets	$1,251	$—
Critical Accounting Policies
We prepare our financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change. We believe that the following represents our critical accounting policies.
Consolidation of Entities in Which We Have Determined to Have a Controlling Financial Interest
Arrangements with other business enterprises are evaluated, and those in which AdCare is determined to have controlling financial interest are consolidated. Guidance is provided by Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 810-10, Consolidation—Overall, which addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in absences of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds the power to direct and right to receive benefits of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.
On November 20, 2015, Riverchase Village ADK, LLC (“Riverchase”) completed the previously announced sale to an unrelated third party of the Riverchase Village facility, an assisted living facility located in Hoover, Alabama, for a purchase price (as subsequently amended) of $6.9 million. Riverchase was a consolidating variable interest entity of the Company which is owned by Christopher F. Brogdon, a former director of the Company and a greater than 5% beneficial holder of the Company’s common stock. Riverchase financed the acquisition of the Riverchase Village facility using the proceeds of the Riverchase Bonds, as to which the Company was a guarantor.

In connection with the sale of the Riverchase Village facility, the Riverchase Bonds were repaid in full and the Company was released from its guaranty. In addition, the Company no longer holds a purchase option for the Riverchase facility. Management determined that the Company was no longer the primary beneficiary and that the Riverchase variable interest entity should be deconsilidated from the Company's consolidated financial statements at December 31, 2015. At deconsolidation, an eliminated intercompany balance of approximately $1.6 million consisting of operating losses sustained from 2010-2013, which were funded by AdCare and recognized in the Company's consolidated statements of operations from 2010-2013 attributable to the non-controlling interest in 2010-2013, were re-attributed to AdCare’s shareholders
We have evaluated and concluded that as of December 31, 2015, we have no relationship with a variable interest entity in which we are the primary beneficiary required to consolidate the entity.
Revenue Recognition
Triple-Net Leased Properties. Our triple-net leases provide for periodic and determinable increases in rent. We recognize rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets.

Other. We recognize management fee revenues received under various contractual agreements with third-party companies. Further, we recognize interest income from lease inducements receivables and capital loans as made to tenants.

Allowances. We assess the collectibility of our rent receivables, including straight-line rent receivables. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.

At December 31, 2015, we allowed for approximately $12.5 million on approximately $20.9 million of gross patient care related receivables. Allowance for patient care receivables are estimated based on an aged bucket method incorporating different payor types. All patient care receivables exceeding 365 days are fully allowed at December 31, 2015.
Asset Impairment
The Company reviews the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has identified asset impairment during the years ended December 31, 2015 and 2014.
The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a facility below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year (see Note 6 - Intangible Assets and Goodwill to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.").
The Company's asset impairment analysis is consistent with the fair value measurements described in ASC Topic 820, Fair Value Measurements and Disclosures. During the year ended December 31, 2014, the Company recorded an impairment of $1.8 million related to an adjustment to the fair value less the cost to sell the 102-bed nursing facility located in Tulsa, Oklahoma. During the year ended December 31, 2015, the Company recognized impairment charges of approximately $0.5 million and $0.1 million to write down the carrying value of its two office buildings located in Roswell, Georgia and one office building located in Rogers, Arkansas, respectively (see Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data"). The impairment charges represent the difference between fair values from the carrying value.
Stock-Based Compensation
The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees, non-employees, and directors based upon estimated fair values.  The Black-Scholes-Merton option-pricing model, consistent with the provisions of ASC 718, was used to determine the fair value of each option and warrant granted.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years.  Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.
Income Taxes

As required by ASC Topic 740, Income Taxes ("ASC 740"), the Company establishes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2015, the Company has a valuation allowance of approximately $24.6 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.
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
Year Ended December 31, 2015 and 2014

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

Given the Company's transition to a healthcare property holding and leasing company during 2014 and 2015, the amounts presented below are not reflective of our ongoing annualized performance due to leasing activity throughout the periods.
Certain reclassifications have been made to the 2014 financial information to conform to the 2015 presentation with no effect on the Company's consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders' equity. Reclassifications were made to the Consolidated Statements of Operations for the year ended December 31, 2014 to reflect the same facilities in discontinued operations for both periods presented.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2015	2014	Amount	Percent
Revenues:
Rental revenues	$17,254	$1,832	$15,422	841.8%
Management fee revenues	910	1,493	(583)	(39.1)%
Other revenues	236	—	236	100.0%
Total revenues	18,400	3,325	15,075	453.4%
Expenses:
General and administrative expenses	10,544	15,696	(5,152)	(32.8)%
Facility rent expense	5,758	1,512	4,246	280.8%
Depreciation and amortization	7,345	7,393	(48)	(0.7)%
Other operating expenses	2,394	2,922	(528)	(18.1)%
Total expenses	26,041	27,523	(1,482)	(5.4)%
Income (loss) from operations	(7,641)	(24,198)	16,557	(68.4)%
Other Income (Expense):
Interest expense, net	(8,462)	(10,677)	2,215	(20.8)%
Loss on extinguishment of debt	(680)	(1,803)	1,123	(62.3)%
Loss on legal settlement	—	(600)	600	(100.0)%
Other expense	(918)	(779)	(139)	17.8%
Total other expense, net	(10,060)	(13,859)	3,799	(27.4)%
Loss from continuing operations before income taxes	(17,701)	(38,057)	20,356	(53.5)%
Income tax expense	(110)	(131)	21	(16.0)%
Loss from continuing operations	$(17,811)	$(38,188)	$20,377	(53.4)%
(Loss) income from discontinued operations, net of tax	$(4,892)	$23,783	$(28,675)	(120.6)%
Net loss	$(22,703)	$(14,405)	$(8,298)	57.6%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014:
Rental Revenues—Total rental revenue increased by $15.4 million, or 841.8%, to $17.3 million for the year ended December 31, 2015, compared with $1.8 million for the year ended December 31, 2014. The increase reflects the Company's continuing transition to a healthcare property holding and leasing company in 2015 and accordingly an increase in leasing of facilities to third-party operators. As of December 31, 2015, we have leased or subleased all of our facilities. As of December 31, 2014, we had leased three owned and five subleased skilled nursing and rehabilitation facilities.
Management Fee Revenues—Management revenues decreased by $0.6 million, or 39.1%, to $0.9 million for the year ended December 31, 2015, compared with $1.5 million for the year ended December 31, 2014. The decrease is primarily due to the discontinuance of management agreements effective as of March 1, 2014 and December 31, 2014 (see Note 18 - Related Party Transactions to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data").
Other revenues—Total other revenues increased by $0.2 million, or 100%, to $0.2 million for the year ended December 31, 2015. The $0.2 million increase is primarily due to interest income on lease inducement receivables.
General and Administrative—General and administrative costs decreased by $5.2 million or 32.8%, to $10.5 million for the year ended December 31, 2015, compared with $15.7 million for the year ended December 31, 2014. The net decrease is primarily due to the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $4.2 million, partially offset by an increase in contract services expense of approximately $0.6 million; (ii) a decrease of $0.4 million in legal expenses; (iii) a decrease of approximately $0.2 million in stock-based compensation; (iv) a decrease of approximately $0.4 million in travel and other reimbursable expenses; (v) a decrease of approximately $0.2 million in IT-related expenses; and (vi) a decrease of approximately $0.3 million in director fees and related expenses.
Facility Rent Expense—Facility rent expense increased by $4.2 million or 280.8%, to $5.8 million for the year ended December 31, 2015, compared with $1.5 million for the year ended December 31, 2014. The increase is primarily due to lease extensions and amendments entered into during the year ended December 31, 2015 (see Note 7 - Leases, located in Part I, Item 1., Notes to Consolidated Financial Statements). On account of the Transition, the facility rent expense presented for 2015 and 2014 are not reflective of our ongoing annualized performance due to leasing activity throughout the periods.
Depreciation and Amortization—Depreciation and amortization decreased by $0.05 million or 0.7%, to $7.3 million for the year ended December 31, 2015, compared with $7.4 million for the year ended December 31, 2014. The decrease is primarily due to certain assets becoming fully depreciated for the year ended December 31, 2015. The decrease is partially offset by impairment charges incurred by the Company during the years ended December 31, 2015.
Other operating expenses—Other operating expense decreased by $0.5 million or 18.1%, to $2.4 million for the year ended December 31, 2015, compared with $2.9 million for the year ended December 31, 2014. The decrease is primarily due to a decrease in salary continuation costs of $2.8 million related to the Transition, partially offset by allowance increases for a potentially uncollectible note and lease inducement of an aggregate $2.1 million and other costs of approximately $0.2 million.
Interest Expense, net—Interest expense, net decreased by $2.2 million or 62.3%, to $8.5 million for the year ended December 31, 2015, compared with $10.7 million for the year ended December 31, 2014. The decrease is primarily due to the extinguishment of certain debt and refinancing of certain loan agreements to more favorable terms (for further information, see Item 8, Notes to Consolidated Financial Statements - Note 9 - Notes Payable and Other Debt, of this Annual Report).
Loss on Debt Extinguishment—Loss on extinguishment of debt decreased by $1.1 million or 62.3%, to $0.7 million for the year ended December 31, 2015, compared with $1.8 million for the year ended December 31, 2014. The decrease is primarily due to the February 2015 issuance of promissory notes related to the refinancing of certain loan agreements with one of our lenders (for further information, see Note 9 - Notes Payable and Other Debt, located in Part II, Item 8., Notes to Consolidated Financial Statements).
Other Expense— Other expense increased by $0.1 million or 17.8%, to $0.9 million for the year ended December 31, 2015, compared with $0.8 million for the year ended December 31, 2014. The increase is primarily due to additional costs the Company incurred during the year ended December 31, 2015 associated with the Transition.
Liquidity and Capital Resources
At December 31, 2015, we had $2.7 million in cash and cash equivalents as well as restricted cash of $12.7 million. Over the next twelve months, we anticipate both access to and receipt of several sources of liquidity, including cash flows from operations, and sales of preferred stock pursuant to an At-The-Market shelf registration. We routinely have ongoing discussions with existing and new potential lenders to refinance current debt on a long-term basis and, in recent periods, have refinanced short-term acquisition-related debt with traditional long-term mortgage notes, some of which have been executed under government guaranteed lending programs.

At December 31, 2015, we had $125.5 million in indebtedness of which the current portion is $51.0 million. Over the next twelve months, we anticipate net principal disbursements of approximately $46.4 million (inclusive of a debt pay-down of approximately $5.5 million using current restricted cash, $1.4 million of amortization on shorter term vendor notes, $3.1 million of routine debt service amortization, and a $0.7 million payment of other debt) which reflect the offset of anticipated proceeds on refinancing of approximately $38.5 million.

We anticipate our operating cash requirements in 2016 as being less than in 2015 due to the Company's completed Transition. Based on the described sources of liquidity, we expect sufficient funds for our operations and scheduled debt service, at least through the next twelve months. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2016 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness (for a more detailed discussion, see Note 3 - Liquidity and Profitability, located in Part II, Item 8., Notes to Consolidated Financial Statements).
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000's)	2015	2014
Net cash used in operating activities—continuing operations	$(11,727)	$(23,915)
Net cash (used in) provided by operating activities—discontinued operations	(6,079)	17,780
Net cash (used in) provided by investing activities—continuing operations	(5,749)	1,605
Net cash provided by (used in) investing activities—discontinued operations	15,594	(1,489)
Net cash provided by (used in) financing activities—continuing operations	12,703	(2,359)
Net cash used in financing activities—discontinued operations	(12,757)	(261)
Net Change in Cash	(8,015)	(8,639)
Cash, Beginning	10,735	19,374
Cash, Ending	$2,720	$10,735
Year Ended December 31, 2015
Net cash used in operating activities—continuing operations for the year ended December 31, 2015, was approximately $11.7 million consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue in excess of cash received, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $6.1 million due primarily to a $18.5 million decrease in accounts payable and accrued liabilities offset by noncash charges.
Net cash used in investing activities—continuing operations for the year ended December 31, 2015, was approximately $5.7 million. This is primarily the result of a increase in restricted cash deposits offset by lower capital expenditures. Net cash provided by investing activities—discontinued operations was approximately $15.6 million primarily due to proceeds of $13.9 million related to the sale of Companions, Bentonville, and Riverchase.
Net cash provided by financing activities—continuing operations was approximately $12.7 million for the year ended December 31, 2015. This is primarily the result of cash proceeds received from additional debt borrowings and preferred stock issuances partially offset by repayments of existing debt obligations and payments of preferred stock dividends. Net cash used in financing activities - discontinued operations was approximately $12.8 million due to the payoff of loans related to the entities sold, Companions, Bentonville, and Riverchase.
Year Ended December 31, 2014
Net cash used in operating activities—continuing operations for the year ended December 31, 2014, was $23.9 million consisting primarily of our loss from continuing operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash provided by operating activities—discontinued operations was approximately $17.8 million consisting primarily of our income from discontinued operations of $23.8 million less changes in working capital, and noncash charges (primarily depreciation and amortization and bad debt expense) all primarily the result of routine operating activity.
Net cash provided by investing activities—continuing operations for the year ended December 31, 2014, was approximately $1.6 million. This is primarily the result of a decrease in restricted cash deposits offset to a lesser extent by capital expenditures. Net cash used in investing activities—discontinued operations was approximately $1.5 million for the year ended December 31, 2014 consisting primarily of capital expenditures.
Net cash used in financing activities—continuing operations was approximately $2.4 million for the year ended December 31, 2014. This is primarily the result of proceeds received from additional debt borrowings offset to a greater extent by repayments of existing debt obligations and payments of preferred stock dividends. Net cash used in financing activities—discontinued operations was approximately $0.3 million consisting of payment of debt issuance costs and repayments of existing debt obligations.
Notes Payable and Other Debt
Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2015	2014
Revolving credit facilities and lines of credit	$—	$6,832
Senior debt—guaranteed by HUD (a)	25,469	26,022
Senior debt—guaranteed by USDA (a)	26,463	27,128
Senior debt—guaranteed by SBA (a)	3,548	3,703
Senior debt—bonds, net of discount (b)	7,025	12,967
Senior debt—other mortgage indebtedness (c) (d)	51,128	60,277
Other debt	2,638	430
Convertible debt	9,200	14,000
Total	125,471	151,359
Less current portion	50,960	22,012
Less: portion included in liabilities of variable interest entity held for sale (b)	—	5,956
Less: portion included in liabilities of disposal group held for sale (c)	958	5,197
Less: portion included in liabilities of disposal group held for use (d)	—	4,035
Notes payable and other debt, net of current portion	$73,553	$114,159

(a)  United States Department of Housing and Urban Development ("HUD"), United States Department of Agriculture ("USDA"), Small Business Administration ("SBA")

(b)
The senior debt - bonds, net of discount included $6.0 million at December 31, 2014 related to revenue bonds issued by the Medical Clinical Board of the City of Hoover in the State of Alabama to the Company's consolidated VIE, Riverchase. On November 20, 2015, the Company completed the sale of the Riverchase facility financed with such bonds to an unrelated third-party.

(c)  At December 31, 2014, the senior debt - other mortgage indebtedness included $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions, a skilled nursing facility located in Tulsa, Oklahoma, as well as a related $0.2 million outstanding line of credit balance. On October 30, 2015, the Company completed the sale of Companions. At December 31, 2015, the senior debt - other mortgage indebtedness includes $1.0 million related to the outstanding loan on one of the two office buildings located in Roswell, Georgia.
(d)  At December 31, 2014, the senior debt - other mortgage indebtedness included $4.0 million related to the outstanding loans entered into in conjunction with the acquisition of a skilled nursing facility located in Bentonville, Arkansas and one of the two office buildings located in Roswell, Georgia. During the twelve months ended December 31, 2015, the Bentonville, Arkansas facility was sold and the outstanding loan on the office building in Roswell, Georgia was reclassified to liabilities held for sale.
For a detailed description of each of the Company's debt financings, please see Note 9 - Notes Payable and Other Debt to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data".
Scheduled Maturities
The schedule below summarizes the scheduled maturities as of December 31, 2015 for each of the next five years and thereafter.

Amounts in (000's)
2016	$51,918
2017	12,580
2018	1,800
2019	1,848
2020	1,945
Thereafter	55,585
Subtotal	125,676
Less: unamortized discounts	(205)
Total notes payable and other debt	$125,471
Debt Covenant Compliance

As of December 31, 2015, the Company has approximately 38 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on other levels (i.e. facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Covenants are based on annual or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2015, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The table below indicates which of the Company's credit-related instruments were not in compliance as of December 31, 2015:

Credit Facility	Balance at December 31, 2015 (000's)	Entity	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Community Bank - Mountain Trace Nursing ADK, LLC - USDA	$4,507	Subsidiary	Minimum Debt Service Coverage Ratio	Quarterly	1.0	0.5	*	1.0
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$7,359	Operator	Minimum EBITDAR (000s)	Quarterly	$265	$36	*	$265
		Guarantor	Minimum Debt Service Coverage Ratio	Annual	1.0	0.4	*	1.0
Private Bank - Mortgage Note - Little Rock HC&R Nursing, LLC	$11,399	Operator	Minimum EBITDAR (000s)	Quarterly	$450	$23	*	$450
		Guarantor	Minimum Debt Service Coverage Ratio	Annual	1.0	0.4	*	1.0
		Guarantor	Maximum Annual Leverage Ratio	Annual	11	222	*	11
PrivateBank - Mortgage Note - APH&R Property Holdings, LLC; Northridge HC&R Property Holdings, LLC; Woodland Hills HC Property Holdings, LLC	$11,816	Operator	Minimum EBITDAR (000s)	Quarterly	$495	$(601)	*	$495
		Guarantor	Minimum Debt Service Coverage Ratio	Annual	1.0	0.4	*	1.0
		Guarantor	Maximum Annual Leverage Ratio	Annual	11.0	222	*	11.0
PrivateBank - Mortgage Note - Georgetown HC&R Property Holdings, LLC; Sumter Valley HC&R Property Holdings, LLC	$9,149	Operator	Minimum Debt Service Coverage Ratio	Quarterly	1.8	1.1	*	1.8
		Guarantor	Minimum Debt Service Coverage Ratio	Annual	1.0	0.4	*	1.0
		Guarantor	Maximum Annual Leverage Ratio	Annual	11	222	*	11
Congressional Bank - Mortgage Note - QC Property Holdings, LLC	$5,000	Subsidiary	Minimum Fixed Charge Coverage Ratio	Quarterly	1.1	(0.5)	*	1.1
		Subsidiary	Minimum Debt Service Coverage Ratio	Annual	1.5	(1.1)	*	1.5
*    Waiver or amendment for violation of covenant obtained.
Receivables
Our operations could be adversely affected if we experience significant delays in receipt of rental income from our operators. Our future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash and accounts receivable)

and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity.
Accounts receivable totaled $8.8 million at December 31, 2015 compared to $24.3 million at December 31, 2014, of which $8.0 million and $24.2 million, respectively, related to patient care receivables from our legacy operations.
The allowance for bad debt was $12.5 million and $6.7 million at December 31, 2015 and 2014, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
Letters of Credit
There were $0.4 million and $3.8 million of outstanding letters of credit at December 31, 2015 and 2014, respectively, that are pledged as collateral of borrowing capacity on the PrivateBank revolver.
Operating Leases
The Company leases a total of eleven skilled nursing facilities under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party operators. The Company also leases certain office space located in Atlanta, Georgia.
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2016	$8,083
2017	8,181
2018	8,346
2019	8,526
2020	8,697
Thereafter	55,320
Total	$97,153
The Company has also entered into lease agreements for various equipment used in its day-to-day operations. These leases are included in future minimum lease payments above. For a detailed description of the Company's operating leases, please see Note 7 - Leases to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data".
Leased and Subleased Facilities to Third-Party Operators
In connection with the Company's transition to a self-managed real estate investment company, thirty-five facilities (twenty-four owned by us and eleven leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
Future minimum lease receivables for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2016	$26,052
2017	26,845
2018	27,474
2019	28,082
2020	27,634
Thereafter	204,913
Total	$341,000
The following is a summary of the Company's leases and subleases to third-parties and which comprise the future minimum lease receivable of the Company. Each lease or sublease is structured as a "triple-net" lease. For those facilities where the Company subleases, the renewal option in the sublease agreement is dependent on the Company renewal of its lease agreement. Generally, the sublease agreements are cross-defaulted where applicable for subleases of multiple facilities by the same lessor.

		Initial Lease Term
		Commencement	Expiration	Initial
Facility Name	Operator Affiliation	Date	Date	Annual Rent
				(Thousands)
Owned
Cumberland H&R	Aria Health Group LLC	5/1/2015	4/30/2030	$540
Heritage Park	Aria Health Group LLC	5/1/2015	4/30/2030	240
Homestead Manor	Aria Health Group LLC	5/1/2015	4/30/2030	120
Little Rock H&R	Aria Health Group LLC	5/1/2015	4/30/2030	1,602
Northridge Health	Aria Health Group LLC	5/1/2015	4/30/2030	420
River Valley Health	Aria Health Group LLC	11/1/2015	4/30/2030	480
Stone County ALF	Aria Health Group LLC	5/1/2015	4/30/2030	60
Stone County Nursing	Aria Health Group LLC	5/1/2015	4/30/2030	838
Woodland Hills	Aria Health Group LLC	5/1/2015	4/30/2030	480
Eaglewood ALF	Beacon Health Management	8/1/2015	7/31/2025	720
Eaglewood Care Center	Beacon Health Management	8/1/2015	7/31/2025	720
H&C of Greenfield	Beacon Health Management	8/1/2015	7/31/2025	360
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	900
The Pavilion Care Center	Beacon Health Management	8/1/2015	7/31/2025	360
Attalla Health Care	C.R. Management	12/1/2014	8/31/2030	1,080
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	840
College Park	C.R. Management	4/1/2015	3/31/2020	600
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	900
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,140
NW Nursing Center	Southwest LTC	12/31/2015	11/30/2025	300
Quail Creek	Southwest LTC	12/31/2015	11/30/2025	660
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	288
Mountain Trace Rehab	Symmetry Healthcare	6/1/2015	5/31/2030	648
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	770
Subtotal Owned Facilities (24)				$15,066
Leased
Covington Care	Beacon Health Management	8/1/2015	4/30/2025	$780
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	840
LaGrange	C.R. Management	4/1/2015	8/31/2027	960
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	324
Jeffersonville	New Beginnings Care	11/1/2015	7/31/2020	648
Oceanside	New Beginnings Care	11/1/2015	7/31/2020	421
Savannah Beach	New Beginnings Care	11/1/2015	7/31/2020	247
Bonterra	Wellington Health Services	9/1/2015	8/31/2025	1,020
Parkview Manor/Legacy	Wellington Health Services	9/1/2015	8/31/2025	1,020
Powder Springs	Wellington Health Services	4/1/2015	8/31/2027	2,100
Tara	Wellington Health Services	4/1/2015	8/31/2027	1,800
Subtotal Leased Facilities (11)				$10,160
Total (35)				$25,226
All facilities are skilled nursing facilities except for Stone County and Eaglewood which are assisted living facilities and Spring Meade Residence which is an independent living facility. All facilities have renewal provisions of one term of five years except facilities (Mountain Trace, Quail Creek, NW Nursing, Sumter Valley, and Georgetown) which have two renewal terms with each being five years. The leases also contain standard rent escalations that range from 2% to 3.5% annually.

AdCare subleased through its subsidiaries nine facilities located in Arkansas to affiliates of Aria Health Group, LLC pursuant to separate sublease agreements. Eight of the Aria subleases commenced on May 1, 2015 and one sublease commenced on November 1, 2015. Effective February 3, 2016, each sublease was terminated due to the failure to pay rent pursuant to the terms of such sublease. Subsequently, on February 5, 2016, the Company entered into a Master Lease Agreement, as amended, with Skyline Healthcare LLC to lease the facilities commencing April 1, 2016. (See Part II, Item 8, Financial Statements and Supplemental Data, Note 19, Subsequent Events).

On January 22, 2016, New Beginnings filed a petition to reorganize its finances under the Bankruptcy Code. To date, New Beginnings has neither affirmed nor rejected the Master Lease entered into on November 3, 2015 with respect to the Jeffersonville, Oceanside, and Savannah Beach facilities. The Company is in discussions with New Beginnings and other potential operators about renting such facilities.

In March 2016, the CMS decertified the Jeffersonville facility meaning the facility can no longer accept Medicare or Medicaid patients. The operator is considering appealing the decision by CMS.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure pursuant to Item 7A. of Form 10-K is not required to be reported by smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AdCare Health Systems, Inc.:
We have audited the accompanying consolidated balance sheets of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Atlanta, Georgia
March 30, 2016

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000's except share data)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,720	$10,735
Restricted cash and investments	9,169	3,321
Accounts receivable, net of allowance of $12,487 and $6,708	8,805	24,294
Prepaid expenses and other	3,214	1,746
Deferred tax asset	—	569
Assets of disposal group held for sale	1,249	5,813
Assets of disposal group held for use	—	4,592
Assets of variable interest entity held for sale	—	5,924
Total current assets	25,157	56,994

Restricted cash and investments	3,558	5,456
Property and equipment, net	126,676	130,993
Intangible assets—bed licenses	2,471	2,471
Intangible assets—lease rights, net	3,420	4,087
Goodwill	4,183	4,224
Lease deposits	1,812	1,683
Deferred financing costs, net	2,913	3,464
Other assets	1,795	590
Total assets	$171,985	$209,962

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of notes payable and other debt	$50,960	$2,436
Current portion of convertible debt	—	14,000
Revolving credit facilities and lines of credit	—	5,576
Accounts payable	8,741	16,434
Accrued expenses	3,125	15,653
Liabilities of disposal group held for sale	958	5,197
Liabilities of disposal group held for use	—	4,035
Liabilities of variable interest entity held for sale	—	5,956
Total current liabilities	63,784	69,287

Notes payable and other debt, net of current portion:
Senior debt	56,871	106,089
Bonds, net	6,940	7,011
Convertible debt	9,200	—
Revolving credit facilities and lines of credit	—	1,059
Other debt	542	—
Other liabilities	3,380	2,130
Deferred tax liability	389	605
Total liabilities	141,106	186,181
Commitments and contingencies (Note 15)
Preferred stock, no par value; 5,000 and 5,000 shares authorized; 2,427 and 950 shares issued and outstanding, redemption amount $60,273 and $23,750 at December 31, 2015 and 2014, respectively	54,714	20,392
Stockholders' equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,861 and 19,151 shares issued and outstanding at December 31, 2015 and 2014, respectively	60,958	61,896
Accumulated deficit	(84,793)	(56,067)
Total stockholders' equity (deficit)	(23,835)	5,829
Noncontrolling interest in subsidiary	—	(2,440)
Total equity (deficit)	(23,835)	3,389
Total liabilities and equity (deficit)	$171,985	$209,962
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000's, except share and per share data)

	Year Ended December 31,
	2015	2014
Revenues:
Rental revenues	$17,254	$1,832
Management fee revenues	910	1,493
Other revenues	236	—
Total revenues	18,400	3,325

Expenses:
General and administrative expenses	10,544	15,696
Facility rent expense	5,758	1,512
Depreciation and amortization	7,345	7,393
Other operating expenses	2,394	2,922
Total expenses	26,041	27,523
Loss from operations	(7,641)	(24,198)

Other Income (Expense):
Interest expense, net	(8,462)	(10,677)
Loss on extinguishment of debt	(680)	(1,803)
Loss on legal settlement	—	(600)
Other expense	(918)	(779)
Total other expense, net	(10,060)	(13,859)

Loss from continuing operations before Income taxes	(17,701)	(38,057)
Income tax expense	(110)	(131)
Loss from continuing operations	(17,811)	(38,188)

Income (loss) from discontinued operations, net of tax	(4,892)	23,783
Net loss	(22,703)	(14,405)

Net (income) loss attributable to noncontrolling interests	(815)	806
Net loss attributable to AdCare Health Systems, Inc.	(23,518)	(13,599)

Preferred stock dividends	(5,208)	(2,584)
Net loss attributable to AdCare Health Systems, Inc. common stockholders	$(28,726)	$(16,183)

Net loss per share of common stock attributable to AdCare Health Systems, Inc
Basic and diluted:
Continuing Operations	$(1.17)	$(2.27)
Discontinued Operations	(0.29)	1.37
	$(1.46)	$(0.90)

Weighted average shares of common stock outstanding:
Basic and diluted	19,680	17,930
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in 000's)

	Shares	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Subsidiary	Total
Balance, December 31, 2013	16,016	$48,370	$(39,884)	$(1,634)	$6,852
Stock-based compensation expense	—	1,155	—	—	1,155
Exercises of options and warrants	1,073	3,257	—	—	3,257
Stock issued for converted debt and interest	1,861	8,706	—	—	8,706
Nonemployee warrants issued for services	—	321	—	—	321
Nonemployee warrants issued in conjunction with debt offering	—	87	—	—	87
Issuance of restricted stock, net of forfeitures	201	—	—	—	—
Preferred stock dividends	—	—	(2,584)	—	(2,584)
Net (loss)	—	—	(13,599)	(806)	(14,405)
Balance, December 31, 2014	19,151	61,896	(56,067)	(2,440)	3,389
Stock-based compensation expense	—	942	—	—	942
Exercises of options and warrants	527	1,791	—	—	1,791
Nonemployee warrant cancellation	—	(320)	—	—	(320)
Issuance of restricted stock, net of forfeitures	183	—	—	—	—
Reclass of share-based award to liability	—	(75)	—	—	(75)
Common stock dividends	—	(3,276)	—	—	(3,276)
Preferred stock dividends	—	—	(5,208)	—	(5,208)
Net income (loss)	—	—	(23,518)	815	(22,703)
Deconsolidation of noncontrolling interest	—	—	—	1,625	1,625
Balance, December 31, 2015	19,861	$60,958	$(84,793)	$—	$(23,835)
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000's)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(22,703)	$(14,405)
Loss from discontinued operations	4,892	(23,783)
Loss from continuing operations	(17,811)	(38,188)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	7,345	7,393
Warrants (cancelled) issued for services	(320)	408
Stock-based compensation expense	942	1,155
Reclass of restricted stock	(75)	—
Rent expense in excess of cash paid	162	209
Rent revenue in excess of cash received	(1,211)	(21)
Amortization of deferred financing costs	1,149	2,122
Amortization of debt discounts and premiums	14	(9)
Loss on debt extinguishment	680	1,803
Deferred tax expense	102	98
Loss on disposal of assets	—	7
Provision for bad debts	2,132	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(2,220)	369
Prepaid expenses and other	(2,029)	(653)
Other assets	(127)	(554)
Accounts payable and other liabilities	(460)	1,946
Net cash used in operating activities—continuing operations	(11,727)	(23,915)
Net cash (used in) provided by operating activities—discontinued operations	(6,079)	17,780
Net cash used in operating activities	(17,806)	(6,135)
Cash flow from investing activities:
Change in restricted cash and investments	(3,950)	5,744
Purchase of property and equipment	(1,799)	(4,139)
Net cash (used in) provided by investing activities—continuing operations	(5,749)	1,605
Net cash provided by (used in) investing activities—discontinued operations	15,594	(1,489)
Net cash provided by investing activities	9,845	116
Cash flows from financing activities:
Proceeds from debt	22,757	25,716
Proceeds from convertible debt	2,049	6,055
Repayment on notes payable	(25,652)	(24,905)
Repayment on bonds payable	—	(2,994)
Repayment on convertible debt	(6,849)	(4,094)
Proceeds from lines of credit	28,310	69,874
Repayment on lines of credit	(34,944)	(71,590)
Debt issuance costs	(598)	(1,044)
Exercise of options and warrants	1,791	3,257
Proceeds from preferred stock issuances	34,323	—
Other	—	(50)
Dividends on common stock	(3,276)	—
Dividends paid on preferred stock	(5,208)	(2,584)
Net cash provided by (used in) financing activities—continuing operations	12,703	(2,359)
Net cash used in financing activities—discontinued operations	(12,757)	(261)
Net cash provided by (used in) financing activities	(54)	(2,620)
Net change in cash	(8,015)	(8,639)
Cash, beginning	10,735	19,374
Cash, ending	$2,720	$10,735
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$8,367	$9,859
Income taxes	$8	$33
Supplemental Disclosure of Non-Cash Activities:
Payments for 2015 Notes received from 2014 Note holders	$5,651	$—
2011 Notes surrendered and cancelled in payment for 2014 Notes	$—	$445
Land received in settlement of note receivable	$—	$640
Conversion of debt to equity	$—	$6,930
Warrants issued in conjunction with convertible debt offering	$—	$87
Notes issued in conjunction with financing of exit fees	$680	$—
Non-cash discounts to financed insurance	$721	$14
  See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
AdCare Health Systems, Inc. (“AdCare”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term healthcare and senior living. Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2015, the Company owned, leased, or managed for third parties 38 facilities primarily in the Southeast. The operators of the Company's facilities provide a range of health care services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The Company was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, the Company acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. AdCare completed its initial public offering in November 2006. Initially based in Ohio, the Company expanded its portfolio through a series of strategic acquisitions to include properties in a number of other states, primarily in the Southeast. In 2012, the Company relocated its executive offices and accounting operations to Georgia, and AdCare changed its state of incorporation from the Ohio to Georgia on December 12, 2013.
Historically, the Company's business focused on owning and operating skilled nursing and assisted living facilities. The Company also managed facilities on behalf of unaffiliated owners with whom the Company entered into management contracts. In July 2014, the Company's Board of Directors (the “Board”) approved a strategic plan to transition (the “Transition”) the Company to a healthcare property holding and leasing company through a series of leasing and subleasing transactions. As of December 31, 2015, the Company completed the Transition through: (i) leasing to third-party operators all of the healthcare properties which it owns and previously operated; (ii) subleasing to third-party operators all of the healthcare properties which it leases (but does not own) and previously operated; and (iii) continuing the one remaining management agreement to manage two skilled nursing facilities and one independent living facility for third parties.

The Company leases its currently-owned healthcare properties, and subleases its currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the properties including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual escalation clauses. As a result of the Transition, the Company now has many of the characteristics of a real estate investment trust ("REIT") and is now focused on the ownership, acquisition and leasing of healthcare related properties. The Board is analyzing and considering: (i) whether and, if so, when, we could satisfy the requirements to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”); (ii) the structural and operational complexities which would need to be addressed before we could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if we were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated Federal net operating loss carryforwards of approximately $58.3 million as of December 31, 2015. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

As of December 31, 2015, the Company owns, leases, or manages 38 facilities primarily in the Southeast. Of the 38 facilities, the Company: (i) leased 22 owned and subleased 11 leased skilled nursing facilities to third-party operators; (ii) leased two owned assisted living facilities to third-party operators; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one assisted living facility (see Note 7 - Leases for a full description of the Company's leases).
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
Arrangements with other business enterprises are evaluated, and those in which AdCare is determined to have controlling financial interest are consolidated. Guidance is provided by FASB ASC Topic 810-10, Consolidation—Overall, which includes consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance includes controlling financial interests that may be achieved through arrangements that do not involve voting interests. In absences of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds the power to direct and right to receive benefits of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.
The Company has evaluated and concluded that as of December 31, 2015, they have no relationship with a variable interest entity ("VIE") in which they are the primary beneficiary required to consolidate the entity.
Reclassifications
Certain reclassifications have been made to the 2014 financial information to conform to the 2015 presentation with no effect on the Company's consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders' equity. Reclassifications were made to the Balance Sheet as of December 31, 2014 and the consolidated statements of operations and consolidated statements of cash flows for the year ended December 31, 2014 to reflect the same facilities in discontinued operations for both periods presented.
Cash, Cash Equivalents, and Restricted Cash and Investments
The Company considers all unrestricted short-term investments with original maturities less than three months, which are readily convertible into cash, to be cash equivalents. Certain cash, cash equivalents and investment amounts are restricted for specific purposes such as mortgage escrow requirements, reserves for capital expenditures on United States Housing and Urban Development ("HUD") insured facilities and collateral for other debt obligations.
Revenue Recognition
Triple-Net Leased Properties. The Company's triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets.

Management Fee Revenue and Other. The Company recognizes management fee revenues as services are provided. Further, the Company recognizes interest income from lease inducements receivables and loans made to tenants.

Allowances. The Company assesses the collectibility of our rent receivables, including straight-line rent receivables. The Company bases its assessment of the collectibility of rent receivables on several factors, including, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments, the Company provides a reserve against the recognized straight-line rent receivable asset for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectibility of future rent payments required by a lease, the Company may adjust its reserve to increase or reduce the rental revenue recognized in the period the Company makes such change in its assumptions or estimates.

At December 31, 2015, the Company allowed for approximately $12.5 million on approximately $20.9 million of gross patient care related receivables primarily from our operations before completion of our Transition. Allowance for patient care receivables are estimated based on an aged bucket method incorporating different payor types. All patient care receivables exceeding 365 days are fully allowed at December 31, 2015. The increase in the reserves for patient care is primarily included in discontinued operations.
Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, restricted investments, accounts receivable and straight-line rent receivable. Cash and cash equivalents, restricted cash and restricted investments are held with various financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions which management believes limits the risk.
Accounts receivable are recorded at net realizable value. The Company performs ongoing evaluations of its tenants and significant third-party payors with which they contract, and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential losses. Delinquent accounts receivable are charged against the allowance for doubtful accounts once likelihood of collection has been determined. Accounts receivable are considered to be past due and placed on delinquent status based upon contractual terms, how frequently payments are received, and on an individual account basis.
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
Leases and Leasehold Improvements
The Company leases certain facilities and equipment for use in its day-to-day operations. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2015, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. The lease term is also used to provide the basis for establishing depreciable lives for leasehold improvements.
Intangible Assets and Goodwill
Intangible assets consist of finite lived and indefinite lived intangibles. The Company's finite lived intangibles include lease rights and certain certificate of need ("CON") and bed licenses that are not separable from the associated buildings. Finite lived intangibles are amortized over their estimated useful lives. For the Company's lease related intangibles, the estimated useful life is based on the terms of the underlying facility leases averaging approximately ten years. For the Company's CON/bed licenses that are not separable from the buildings, the estimated useful life is based on the building life when acquired with an average estimated useful life of approximately 32 years. The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present.
The Company's indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. For the year ended December 31, 2015, the test results indicated no impairment necessary.
Deferred Financing Costs
The Company records deferred financing costs associated with debt obligations as an asset. Costs are amortized over the term of the related debt using the straight-line method and are reflected as interest expense. The straight-line method yields results substantially similar to those that would be produced under the effective interest rate method.

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
Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheets. The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company's tax returns filed for the 1998 through 2015 tax years are still subject to potential examination by taxing authorities.
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
Stock Based Compensation
The Company follows the provisions of ASC topic 718 “Compensation - Stock Compensation”, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees, non-employees, and others receive shares of stock or equity instruments (options, warrants or restricted shares).  All awards are amortized on a straight-line basis over their vesting terms.
Fair Value Measurements and Financial Instruments
Accounting guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
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
Self-Insurance
The Company was self-insured for employee medical claims (in all states except for Oklahoma, where the Company participates in the Oklahoma state subsidy program) and had a large deductible workers' compensation plan (in all states except for Ohio, where workers' compensation is covered under a premium-only policy provided by the Ohio Bureau of Workers' Compensation). Additionally, the Company maintains insurance programs, including general and professional liability, property, casualty, directors' and officers' liability, crime, automobile, employment practices liability and earthquake and flood.
In 2015, the insurance program changed with the needs of the company and the transition of operations. The Workers Compensation transitioned from a high deductible to a guaranteed cost program in February 2015. Professional liability insurance was provided to facilities operations up until the date of transfer when new operators insurance substituted for new claims. Claims which were associated with prior operations of the company but not reported as of the transition date were self-insured.
The Company's prior facility operations subject it to certain liability risks which may result in malpractice claims being asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company is self-insured with respect to such claims (see Note 8 - Accrued Expenses).
The company maintains a running self-insurance reserve accrual based on outstanding claims obtained from quarterly loss runs provided by the carrier.
As of December 31, 2015, claims incurred but not reported or unsettled claims for the legacy self-insured employee medical plan and the large deductible workers' compensation plan are recognized as a liability in the consolidated financial statements.
Recently Issued Accounting Pronouncements
Except for rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws, FASB ASC is the sole source of authoritative GAAP literature applicable to the Company. The Company has reviewed the FASB accounting pronouncements and Accounting Standards Update ("ASU") interpretations that have effectiveness dates during the periods reported and in future periods.
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
In May 2014, the FASB issued ASU 2014-09 guidance which requires revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for those goods and services. The new standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The new guidance does not affect the recognition of revenue from leases. In August 2015, the FASB delayed the effective date of the new revenue standard by one year. As a result, this new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.
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

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The new standard is to be applied on a retrospective basis and reported as a change in an accounting principle. In August 2015, the FASB released clarifying guidance for debt issuance costs related to line-of-credit arrangements, which permits debt issuance costs to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Debt issuance costs associated with a line of credit can be amortized ratably over the term of the line-of-credit arrangement. This standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures..

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance the acquirer recognizes, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. New disclosures are required to present separately on the face of the income statement or disclose in the notes the portion of the amount recognized in current-period earnings by line item that would have been recognized in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. At adoption, the new guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating changes in its accounting required by this new standard and the impact to the Company's financial position and related disclosures.

In November 2015, the FASB issued ASU 2015 - 17 under the simplification and productivity initiative for presentation of deferred income tax liabilities and assets. This guidance simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. The update does not amend the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual reporting period and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected to early adopt, prospectively, the new guidance as of the balance sheet date. At December 31, 2015, the adoption resulted in a reclassification from current to noncurrent deferred tax assets of $6.2 million before consideration of the related valuation allowance. with the net amount presented as noncurrent deferred tax liability. The Company did not have any reclasses of the deferred tax liability amounts.Prior periods are not retrospectively adjusted under the prospective adoption.

In January 2016, the FASB issued ASU 2016-01 which provides revised accounting guidance related to the accounting for and reporting of financial instruments. This guidance significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02 as a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance, ASC 840, Leases. ASU 2016-02 creates a new Topic, ASC 842, Leases. This new Topic retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

NOTE 2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of shares of common stock outstanding (which includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive). Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For 2015 and 2014, potentially dilutive securities of 4.5 million and 7.0 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.

The following table provides a reconciliation of net loss for continuing and discontinued operations and the number of shares used in the computation of both basic and diluted earnings per share:

	Year Ended December 31,
	2015			2014
(Amounts in 000's, except per share data)	Loss	Shares	Per Share	(Loss) Income	Shares	Per Share
Continuing Operations:
Loss from continuing operations	$(17,811)			$(38,188)
Preferred stock dividends	(5,208)			(2,584)
Basic loss from continuing operations	$(23,019)	19,680	$(1.17)	$(40,772)	17,930	$(2.27)
Diluted loss from continuing operations	$(23,019)	19,680	$(1.17)	$(40,772)	17,930	$(2.27)
Discontinued Operations:
Income (loss) from discontinued operations	$(4,892)			$23,783
Net (income) loss attributable to noncontrolling interests	(815)			806
Basic (loss) income from discontinued operations attributable to the Company	$(5,707)	19,680	$(0.29)	$24,589	17,930	$1.37
Diluted (loss) income from discontinued operations attributable to the Company	$(5,707)	19,680	$(0.29)	$24,589	17,930	$1.37
Net Loss Attributable to AdCare:
Basic loss	$(28,726)	19,680	$(1.46)	$(16,183)	17,930	$(0.90)
Diluted loss	$(28,726)	19,680	$(1.46)	$(16,183)	17,930	$(0.90)

(1)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	December 31,
(Amounts in 000’s)	2015	2014
Stock options	267	934
Common stock warrants - employee	1,887	1,689
Common stock warrants - nonemployee	164	1,028
Shares issuable upon conversion of convertible debt	2,165	3,334
Total shares	4,483	6,985
NOTE 3. LIQUIDITY AND PROFITABILITY
Sources of Liquidity

The Company continues to undertake measures to streamline its operations and cost infrastructure in connection with its new business model, including: (i) eliminating patient care services and related costs; (ii) increasing future minimum lease revenue; (iii) refinancing or repaying current maturities to reduce interest costs and reducing mandatory principal repayments through refinancing transactions with HUD or other lending sources; and (iv) reducing general and administrative expenses.

At December 31, 2015, the Company had $2.7 million in cash and cash equivalents as well as restricted cash of $12.7 million. Over the next twelve months, the Company anticipates both access to and receipt of several sources of liquidity.

At December 31, 2015, the Company had three office buildings held for sale. The Company completed the sale of one of its office spaces on February 12, 2015 for $0.3 million and expects to sell its other two office spaces by the third quarter of 2016. The office space sold on February 12, 2015 was unencumbered and the Company anticipates that the sale of the other two spaces will approximate the related obligations.

The Company routinely has discussions with existing and new potential lenders to refinance current debt on a long-term basis and, in recent periods, has refinanced short-term acquisition-related debt with traditional long-term mortgage notes, some of which have been executed under government guaranteed lending programs.

On July 21, 2015, the Company entered into separate At Market Issuance Sales Agreements (together, the “Sales Agreements”) with each of MLV & Co. LLC and JMP Securities LLC (each, an “Agent” and together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Stock, no par value per share and liquidation preference of $25.00 per share (the "Series A Preferred Stock"), through an “at-the-market” offering program ("ATM"). As of December 31, 2015, the Company sold 313,695 shares of Series A Preferred Stock under the ATM, generating net proceeds to the Company of approximately $6.7 million. (see Note 12 - Dividends and Preferred Stock).

On July 30, 2015, the Company amended the terms of that certain 8% subordinated convertible note, issued by the Company to Cantone Asset Management, LLC ("CAM") and due July 31, 2015, with a principal payment amount as of such date of $4.8 million to: (i) extend the maturity date with respect to $1.5 million of the principal amount of the such note to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share (see Note 9 - Notes Payable and Other Debt).

Cash Requirements

At December 31, 2015, the Company had $125.5 million in indebtedness of which the current portion is $51.9 million. This current portion is comprised of the following components: (i) debt of held for sale entities of approximately $1.0 million, which includes senior debt - mortgage indebtedness; and (ii) remaining debt of approximately $51.1 million which includes senior debt - mortgage indebtedness (for a complete listing of our debt , see Note 9 - Notes Payable and Other Debt). As indicated previously, the Company routinely has discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

The Company anticipates net principal disbursements of approximately $46.4 million (including a debt pay-down of approximately $5.5 million using current restricted cash, $1.4 million of payments on shorter term vendor notes, $3.1 million of routine debt service amortization, and a $0.7 million payment of other debt) which reflect the offset of anticipated proceeds on refinancing of approximately $38.5 million. On March 24, 2016, the Company received a lender commitment to refinance approximately$25.4 million and to extend $9.1 million of current maturities, subject to definitive documentation and certain closing conditions. On March 29, 2016, the Company received a lender commitment to extend approximately $5.0 million of current maturities, subject to definitive documentation and certain closing conditions. The Company anticipates operating cash requirements in 2016 as being substantially less than in 2015 due to the Transition. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at December 31, 2015, the Company has approximately $64.5 million of debt maturities due over the next two year period ending December 31, 2017. These debt maturities include $9.2 million of convertible promissory notes, which are convertible into shares of the common stock. The Company has been successful in recent years in raising new equity capital and believes based on recent discussions that these markets will continue to be available for raising capital in the future. The Company believes its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

The Company has absorbed negative cash flows from operations in the past but anticipates a reversal to a positive cash flow from operations during 2016. In order to satisfy the Company's capital needs, the Company seeks to: (i) continue improving operating results through its leasing and subleasing transactions executed with favorable terms and consistent and predictable cash flow; (ii) re-lease Arkansas facilities with a new leasing arrangement made with a new operator (iii) expand borrowing arrangements with certain lenders; (iv) refinance current debt where possible to obtain more favorable terms; and (v) raise capital through the issuance of debt or equity securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long-term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results of the Transition. If the Company is unable to expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets.
NOTE 4. RESTRICTED CASH AND INVESTMENTS
The following presents the Company's various restricted cash, escrow deposits and investments:

	December 31,
Amounts in (000's)	2015	2014
Collateral cash and certificates of deposit	$7,687	$2,302
Current replacement reserves	950	646
Escrow deposits	532	338
Other restricted cash	—	35
Total current portion	9,169	3,321
Restricted investments for other debt obligations	2,264	3,446
HUD replacement reserves	1,174	1,074
Reserves for capital improvements	120	936
Total noncurrent portion	3,558	5,456
Total restricted cash and investments	$12,727	$8,777
Collateral cash and certificates of deposit—In securing mortgage financing from certain lending institutions, the Company and certain wholly-owned subsidiaries of the Company are required to deposit cash and/or certificates of deposit to be held as collateral in accordance with the terms of the loan agreements.
Current replacement reserves—Cash reserves set aside for non-critical building repairs to be completed within the next 12 months.
Escrow deposits—In connection with financing secured through our lenders, several wholly-owned subsidiaries of the Company are required to make monthly escrow deposits for taxes and insurance.
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
NOTE 5. PROPERTY AND EQUIPMENT
Property and Equipment consist of the following:

		December 31,
(Amounts in 000's)	Estimated Useful Lives (Years)	2015	2014
Buildings and improvements	5 - 40	$128,912	$128,136
Equipment	2 - 10	13,470	13,294
Land	—	7,128	7,127
Computer related	2 - 10	2,999	2,908
Construction in process	—	390	52
		152,899	151,517
Less: accumulated depreciation and amortization		26,223	20,524
Property and equipment, net		$126,676	$130,993

For the twelve months ended December 31, 2015 and 2014, total depreciation and amortization expense was $7.3 million and $7.4 million, respectively. Total depreciation and amortization expense excludes $0.1 million and $2.1 million in 2015 and 2014, respectively, that is recognized in Loss from Discontinued Operations, net of tax. During the twelve months ended December 31, 2014, the Company recorded an impairment of $1.8 million related to an adjustment to the fair value less the cost to sell Companions 102-bed nursing facility located in Tulsa, Oklahoma. The assets and liabilities of Companions were included in Assets and Liabilities Held for Sale as of December 31, 2014. On October 30, 2015, the Company completed the sale of Companions (see Note 11 - Discontinued Operations).

During the twelve months ended December 31, 2015, the Company recognized impairment charges of approximately $0.5 million and $0.1 million to write down the carrying value of its two office buildings located in Roswell, Georgia and one office building located in Rogers, Arkansas, respectively. The assets and liabilities of the office buildings are included in Assets and Liabilities Held for Sale as of December 31, 2015 (see Note 11 - Discontinued Operations).

NOTE 6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following:

(Amounts in 000's)	Bed Licenses (included in property and equipment)	Bed Licenses— Separable	Lease Rights	Total
Balances, December 31, 2013
Gross	$37,220	$2,471	$8,824	$48,515
Accumulated amortization	(2,482)	—	(3,935)	(6,417)
Net carrying amount	$34,738	$2,471	$4,889	$42,098

Dispositions
Gross	—	—	(1,418)	(1,418)
Accumulated amortization	—	—	1,418	1,418
Amortization expense	(1,173)	—	(802)	(1,975)
Reclass to held for sale
Gross	(1,530)	—	—	(1,530)
Accumulated amortization	68	—	—	68

Balances, December 31, 2014
Gross	35,690	2,471	7,406	45,567
Accumulated amortization	(3,587)	—	(3,319)	(6,906)
Net carrying amount	32,103	2,471	4,087	38,661

Dispositions
Gross	—	—	(525)	(525)
Accumulated amortization	—	—	525	525
Amortization expense	(1,173)	—	(667)	(1,840)

Balances, December 31, 2015
Gross	$35,690	$2,471	$6,881	$45,042
Accumulated amortization	(4,760)	—	(3,461)	(8,221)
Net carrying amount	$30,930	$2,471	$3,420	$36,821

Amortization expense for bed licenses is included in property and equipment depreciation and amortization expense (see Note 5 - Property and Equipment).
Estimated amortization expense for all finite-lived intangibles for each of the future years ending December 31 is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2016	$1,173	$667
2017	1,173	667
2018	1,173	667
2019	1,173	667
2020	1,173	482
Thereafter	25,065	270
Total	$30,930	$3,420
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014.

(Amounts in 000's)
Balances, December 31, 2013
Goodwill	$5,023
Accumulated impairment losses	(799)
Total	$4,224

Balances, December 31, 2014
Goodwill	$5,023
Accumulated impairment losses	(799)
Total	$4,224

Impairment loss	(41)
Net change during year	(41)

Balances, December 31, 2015
Goodwill	$5,023
Accumulated impairment losses	(840)
Total	$4,183
On July 1, 2015, the Company completed the sale of its Bentonville Manor Nursing Home, 83-bed skilled nursing facility located in Bentonville, Arkansas ("Bentonville") for approximately $3.4 million net of closing costs. The Company wrote off the remaining goodwill of $0.04 million at the time of sale. For the year ended December 31, 2015, the Company determined that no other impairment adjustments were necessary for goodwill. The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.
NOTE 7. LEASES
Operating Leases
The Company leases a total of eleven skilled nursing facilities from unaffiliated owners under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party operators. The Company also leases certain office space located in Atlanta, Georgia.
Foster Prime Lease. Eight of the Company's skilled nursing facilities (collectively, the "Georgia Facilities") are leased under a single master indivisible arrangement, by and between ADK Georgia, LLC, a Georgia limited liability company and subsidiary of the Company (“ADK”), and William M. Foster ("Lessor"), as landlord (the "Prime Lease"). Under the Prime Lease, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. In addition, other potential defaults related to an individual facility may cause a default of the entire Prime Lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

On August 14, 2015, ADK and Lessor entered into an amendment to the Prime Lease (the “Second Amendment”) whereby the parties amended the Prime Lease to extend its initial term by seven years, resulting in a new lease termination date of August 31, 2027. In consideration for the extension, among other things, the Company agreed to: (i) pay to Lessor a fee of $575,000; (ii) release to Lessor upon the earlier of January 1, 2016 or the termination of the Prime Lease one month of pre-paid rent in the amount of $398,000; (iii) release to Lessor upon the earlier of January 1, 2017 or the termination of the Prime Lease the security deposit paid under the Prime Lease in the amount of $500,000; and (iv) pay to Lessor within ten days of the end of each quarter a payment of $26,000. The annual base rent due in the first year immediately following the execution of the Second Amendment is approximately $5.3 million.
Under the Second Amendment, the Company (and not Lessor) is responsible for the cost of maintaining the Georgia Facilities, including the cost to repair or replace all structural or capital items due to ordinary wear and tear.
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
On September 9, 2015 ADK and Lessor entered into a third amendment to the Prime Lease whereby commencing on July 1, 2016 and continuing during lease years two through five, rent increases at 2% annually then increase at 2.5% annually for the remainder of the lease term. As of December 31, 2015, the Company was in compliance with all financial and administrative covenants of this lease agreement.
Bonterra/Parkview Master Lease. Two of the Company's facilities are leased under a single indivisible agreement (the "Bonterra/Parkview Master Lease"); therefore, a breach at a single facility could subject the second facility to the same default risk. On September 1, 2015, the Bonterra/Parkview Master Lease was amended (the "Bonterra/Parkview Master Lease Amendment"), whereby the parties agreed to: (i) extend its initial term by three years, resulting in a new lease termination date of August 31, 2025; (ii) provide consent to the sublease of the two facilities to a third-party operator; and (iii) extend the optional renewal terms to two separate twelve-year renewal periods. In consideration for the amended terms, among other things, the Company agreed to a monthly increase in base rent equal to 37.5% of the difference between the base rent owed by the Company under the Bonterra/Parkview Master Lease and the base rent owed to the Company by the new sublease operator. The annual base rent due in the first year immediately following the execution of the Bonterra/Parkview Master Lease Amendment is approximately $1.9 million. As of December 31, 2015, the Company was in compliance with all financial and administrative covenants of this lease agreement.
Covington Prime Lease. One of the Company's facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the "Covington Prime Lease"), by and between the Company and Covington Realty, LLC. On August 1, 2015, the Covington Prime Lease was amended (the "Covington Prime Lease Amendment"), whereby the parties agreed to: (i) provide consent to the sublease of the facility to a third-party operator; (ii) extend the term of the lease to expire on April 30, 2025; and (iii) set the annual base rent, effective May 1, 2015 and continuing throughout the lease term, equal to 102% of the immediately preceding lease year's base rent. The annual base rent due in the first year immediately following the execution of the Covington Prime Lease Amendment is approximately $0.6 million. As of December 31, 2015, the Company was in compliance with all financial and administrative covenants of this lease agreement.
Future Minimum Lease Payments
Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2016	$8,083
2017	8,181
2018	8,346
2019	8,526
2020	8,697
Thereafter	55,320
Total	$97,153
The Company has also entered into lease agreements for various equipment used in its day-to-day operations. These leases are included in future minimum lease payments above.

Leased and Subleased Facilities to Third-Party Operators
In connection with the Company's transition to a self-managed real estate investment company, thirty-five facilities (twenty-four owned by us and eleven leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
Future Minimum Lease Receivables
Future minimum lease receivables for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2016	$26,052
2017	26,845
2018	27,474
2019	28,082
2020	27,634
Thereafter	204,913
Total	$341,000
The following is a summary of the Company's specific leases to third-parties and which comprise the future minimum lease receivable of the Company. The terms of each lease are structured in a similar manner as "triple-net" leases. Each lease contains specific rent escalation amounts ranging from 2.0% to 3.5% annually. Further, each lease has one or more renewal options. For those facilities where the Company subleases, the renewal option in the sublease agreement is dependent on the Company renewal of its lease agreement. Generally, the the sublease agreements are cross-defaulted where applicable for subleases of multiple facilities by the same lessee.

		Initial Lease Term
		Commencement	Expiration	Initial
Facility Name	Operator Affiliation	Date	Date	Annual Rent
				(Thousands)
Owned
Cumberland H&R	Aria Health Group LLC	5/1/2015	4/30/2030	$540
Heritage Park	Aria Health Group LLC	5/1/2015	4/30/2030	240
Homestead Manor	Aria Health Group LLC	5/1/2015	4/30/2030	120
Little Rock H&R	Aria Health Group LLC	5/1/2015	4/30/2030	1,602
Northridge Health	Aria Health Group LLC	5/1/2015	4/30/2030	420
River Valley Health	Aria Health Group LLC	11/1/2015	4/30/2030	480
Stone County ALF	Aria Health Group LLC	5/1/2015	4/30/2030	60
Stone County Nursing	Aria Health Group LLC	5/1/2015	4/30/2030	838
Woodland Hills	Aria Health Group LLC	5/1/2015	4/30/2030	480
Eaglewood ALF	Beacon Health Management	8/1/2015	7/31/2025	720
Eaglewood Care Center	Beacon Health Management	8/1/2015	7/31/2025	720
H&C of Greenfield	Beacon Health Management	8/1/2015	7/31/2025	360
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	900
The Pavilion Care Center	Beacon Health Management	8/1/2015	7/31/2025	360
Attalla Health Care	C.R. Management	12/1/2014	8/31/2030	1,080
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	840
College Park	C.R. Management	4/1/2015	3/31/2020	600
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	900
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,140
NW Nursing Center	Southwest LTC	12/31/2015	11/30/2025	300
Quail Creek	Southwest LTC	12/31/2015	11/30/2025	660
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	288
Mountain Trace Rehab	Symmetry Healthcare	6/1/2015	5/31/2030	648
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	770
Subtotal Owned Facilities (24)				$15,066
Leased
Covington Care	Beacon Health Management	8/1/2015	4/30/2025	$780
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	840
LaGrange	C.R. Management	4/1/2015	8/31/2027	960
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	324
Jeffersonville (a)	New Beginnings Care	11/1/2015	7/31/2020	648
Oceanside (a)	New Beginnings Care	11/1/2015	7/31/2020	421
Savannah Beach (a)	New Beginnings Care	11/1/2015	7/31/2020	247
Bonterra	Wellington Health Services	9/1/2015	8/31/2025	1,020
Parkview Manor/Legacy	Wellington Health Services	9/1/2015	8/31/2025	1,020
Powder Springs	Wellington Health Services	4/1/2015	8/31/2027	2,100
Tara	Wellington Health Services	4/1/2015	8/31/2027	1,800
Subtotal Leased Facilities (11)				$10,160
Total (35)				$25,226
(a) On November 3, 2015, the Company entered into a single master sublease agreement (the "Master Sublease Agreement") with the affiliates of New Beginnings Care, LLC to sublease the Jeffersonville, Savannah Beach and Oceanside facilities, commencing on November 1, 2015. The Master Sublease Agreement replaced the previously executed sublease agreements entered into November 30, 2012 and June 30, 2013 to sublease the Jeffersonville, Savannah Beach and Oceanside facilities, which were terminated on October 15, 2015. The annual rent due under the Master Sublease Agreement in the first year is approximately $1.3 million in the aggregate, which is reflected in the table above.

All facilities are skilled nursing facilities except for Stone County and Eaglewood which are assisted living facilities and Spring Meade Residence which is an independent living facility. All facilities have renewal provisions of one term of five years except facilities (Mountain Trace, Quail Creek, NW Nursing, Sumter Valley, and Georgetown) which have two renewal terms with each being five years. The leases also contain standard rent escalations that range from 2% to 3.5% annually.
As indicated above, the Company subleased through its subsidiaries (the "Aria Sublessors") nine facilities located in Arkansas (the "Aria Sublessees") to affiliates of Aria Health Group, LLC ("Aria") pursuant to separate sublease agreements (the "Aria Subleases"). Eight of the Aria Subleases commenced on May 1, 2015 and the remaining sublease commenced on November 1, 2015. Effective February 3, 2016, each Aria Sublease was terminated due to the failure to pay rent pursuant to the terms of such sublease. Subsequently, on February 5, 2016, the Company entered into a Master Lease Agreement, as amended, with Skyline Healthcare LLC ("Skyline") to lease the facilities commencing April 1, 2016 (see Note 19 - Subsequent Events).

On January 22, 2016, New Beginnings Care LLC and its affiliates ("New Beginnings") filed a petition to reorganize their finances under the U.S. Federal Bankruptcy Code (the "Bankruptcy Code"). To date, New Beginnings has neither affirmed nor rejected the Master Sublease Agreement entered into on November 3, 2015 with respect to the Jeffersonville, Oceanside, and Savannah Beach facilities. The Company is in discussions with New Beginnings and other potential operators about leasing such facilities.
NOTE 8. ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2015	2014
Accrued payroll related	$684	$6,915
Accrued employee benefits	648	3,405
Real estate and other taxes	411	1,335
Self-insured reserve	221	—
Other accrued expenses	1,161	3,998
Total	$3,125	$15,653

NOTE 9. NOTES PAYABLE AND OTHER DEBT
Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2015	2014
Revolving credit facilities and lines of credit	$—	$6,832
Senior debt—guaranteed by HUD (a)	25,469	26,022
Senior debt—guaranteed by USDA (a)	26,463	27,128
Senior debt—guaranteed by SBA (a)	3,548	3,703
Senior debt—bonds, net of discount (b)	7,025	12,967
Senior debt—other mortgage indebtedness (c) (d)	51,128	60,277
Other debt	2,638	430
Convertible debt	9,200	14,000
Total	125,471	151,359
Less current portion	50,960	22,012
Less: portion included in liabilities of variable interest entity held for sale (b)	—	5,956
Less: portion included in liabilities of disposal group held for sale (c)	958	5,197
Less: portion included in liabilities of disposal group held for use (d)	—	4,035
Notes payable and other debt, net of current portion	$73,553	$114,159

(a)  United States Department of Housing and Urban Development ("HUD"), United States Department of Agriculture ("USDA"), Small Business Administration ("SBA")
(b) The senior debt - bonds, net of discount included $6.0 million at December 31, 2014 related to revenue bonds issued by the Medical Clinical Board of the City of Hoover in the State of Alabama to the Company's consolidated VIE,Riverchase Village ADK, LLC ("Riverchase"). On November 20, 2015, the Riverchase facility financed with such bonds was sold to a third-party unrelated to the Company.
(c)  At December 31, 2014, the senior debt - other mortgage indebtedness included $5.0 million related to the outstanding loan entered into in conjunction with the acquisition of Companions, a skilled nursing facility located in Tulsa, Oklahoma, as well as a related $0.2 million outstanding line of credit balance. On October 30, 2015, the Company completed the sale of Companions. At December 31, 2015, the senior debt - other mortgage indebtedness includes $1.0 million related to the outstanding loan on one of the two office buildings located in Roswell, Georgia.
(d)  At December 31, 2014, the senior debt - other mortgage indebtedness included $4.0 million related to the outstanding loans entered into in conjunction with the acquisition of a skilled nursing facility located in Bentonville, Arkansas and one of the two office buildings located in Roswell, Georgia. During the twelve months ended December 31, 2015, the Bentonville, Arkansas facility was sold and the outstanding loan on the office building in Roswell, Georgia was reclassified to liabilities held for sale.
Scheduled Maturities
The schedule below summarizes the scheduled maturities as of December 31, 2015 for each of the next five years and thereafter. The 2016 maturities include $1.0 million related to the outstanding loan on one of the two office buildings located in Roswell, Georgia classified as liabilities of disposal group held for sale.

Amounts in (000's)
2016	$51,918
2017	12,580
2018	1,800
2019	1,848
2020	1,945
Thereafter	55,585
Subtotal	125,676
Less: unamortized discounts	(205)
Total notes and other debt	$125,471

Debt Covenant Compliance
As of December 31, 2015, the Company has approximately thirty-eight credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e. facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2015, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The table below indicates which of the Company's credit-related instruments are out of compliance as of December 31, 2015:

Credit Facility	Balance at December 31, 2015 (000's)	Consolidated or Subsidiary Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Community Bank - Mountain Trace Nursing ADK, LLC - USDA	$4,507	Subsidiary	Minimum Debt Service Coverage Ratio	Quarterly	1.0	0.50	*	1.00
PrivateBank - Mortgage Note - Valley River Nursing, LLC; Park Heritage Nursing, LLC; Benton Nursing, LLC	$7,359	Operator	Minimum EBITDAR (000s)	Quarterly	$265	$36	*	$265
		Guarantor	Minimum Debt Service Coverage Ratio	Annual	1.0	0.4	*	1.0
Private Bank - Mortgage Note - Little Rock HC&R Nursing, LLC	$11,399	Operator	Minimum EBITDAR (000s)	Quarterly	$450	$23	*	$450
		Guarantor	Minimum Debt Service Coverage Ratio	Annual	1.0	0.4	*	1.0
		Guarantor	Maximum Annual Leverage Ratio	Annual	11	222	*	11
PrivateBank - Mortgage Note - Georgetown HC&R Property Holdings, LLC; Sumter Valley HC&R Property Holdings, LLC	$9,149	Operator	Minimum Debt Service Coverage Ratio	Quarterly	1.8	1.1	*	1.8
		Guarantor	Minimum Debt Service Coverage Ratio	Annual	1.0	0.4	*	1.0
		Guarantor	Maximum Annual Leverage Ratio	Annual	11	222	*	11
PrivateBank - Mortgage Note - APH&R Property Holdings, LLC; Northridge HC&R Property Holdings, LLC; Woodland Hills HC Property Holdings, LLC	$11,816	Operator	Minimum EBITDAR	Quarterly	$495	$(601)	*	$495
		Guarantor	Minimum Debt Service Coverage Ratio	Annual	1.0	0.4	*	1.0
		Guarantor	Maximum Annual Leverage Ratio	Annual	11.0	222	*	11.0
Congressional Bank - Mortgage Note - QC Property Holdings, LLC	$5,000	Subsidiary	Minimum Fixed Charge Coverage Ratio	Quarterly	1.1	(0.5)	*	1.1
		Subsidiary	Minimum Debt Service Coverage Ratio	Annual	1.5	(1.1)	*	1.5
*    Waiver or amendment for violation of covenant obtained for the next twelve months.
Revolving Credit Facilities and Lines of Credit

Contemporary Healthcare
On August 17, 2012, in conjunction with the acquisition of Companions, a wholly owned subsidiary of the Company entered into a Loan Agreement with Contemporary Healthcare Capital LLC ("Contemporary") and issued a promissory note in favor of Contemporary with a principal amount of $0.6 million ("Contemporary $0.6 million Loan"). The Contemporary $0.6 million Loan matured on August 20, 2015 and interest accrues on the principal balance at an annual rate of 9.0%. Payments for the interest and a portion of the principal in excess of the borrowing base are payable monthly, commencing on September 20, 2012.
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
Gemino-Bonterra Credit Facility

On April 27, 2011, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of the Company entered into a Credit Agreement, as amended (the "Gemino-Bonterra Credit Facility") with Gemino. The Gemino-Bonterra Credit Facility was a secured credit facility for borrowings up to $2.0 million. Interest accrued on the principal balance outstanding at an annual rate equal to the LIBOR rate plus the applicable margin of 4.75% to 5.00%, which fluctuated depending upon the principal amount outstanding.
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

As of December 31, 2015: (i) there were no cash borrowings outstanding under the PrivateBank Credit Facility; (ii) the Company had $0.4 million of outstanding letters of credit related to this credit facility; and (iii) the Company was in compliance with all covenants contained in the PrivateBank Credit Facility.

PrivateBank-Woodland Nursing and Glenvue Nursing Credit Facility

On September 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Loan and Security Agreement (the “Woodland Nursing and Glenvue Nursing Credit Facility”) with PrivateBank. The Woodland Nursing and Glenvue Nursing Credit Facility provided for a $1.5 million principal amount senior secured revolving credit facility. In the fourth quarter of 2015, the Woodland Nursing and Glenvue Nursing Credit Facility was paid in full. Subsequently, the Company terminated and closed the facility.
Senior Debt—Guaranteed by HUD
Autumn Breeze
On December 17, 2014, Mt. Kenn Property Holdings, LLC (“Mt. Kenn”), a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Mt. Kenn Credit Facility”), with KeyBank National Association ("KeyBank"). The Mt. Kenn Credit Facility provides for a $7.6 million principal amount secured credit facility.
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

In connection with entering into the Mt. Kenn Credit Facility, Mt. Kenn entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. The term loan is 75% insured by the SBA, an agency of the United States of America, was repaid in conjunction with this financing.
As of December 31, 2015, $7.5 million was outstanding under the Mt. Kenn Credit Facility. The Company has $0.9 million of restricted assets related to this loan. At December 31, 2015, the Company was in compliance with covenants contained in the Mt. Kenn Credit Facility.
Glenvue
On September 24, 2014, a wholly owned subsidiary of the Company entered into a Mortgage and Deed of Trust Agreement (the “Glenvue Credit Facility”), with Housing & Healthcare Finance, LLC ("H&H") in connection with the refinancing of the skilled nursing facility known as Glenvue Health and Rehabilitation ("Glenvue"). The Glenvue Credit Facility provides for an $8.8 million principal amount secured credit facility.
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

In connection with entering into the Glenvue Credit Facility, Glenvue entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. As of December 31, 2015, $8.6 million was outstanding under the Glenvue Credit Facility. The Company has $0.4 million of restricted assets related to this loan. At December 31, 2015, the Company was in compliance with covenants contained in the Glenvue Credit Facility.

Hearth and Care of Greenfield
On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with Red Mortgage Capital, Inc. ("Red Capital") and HUD which modified the loan agreement, dated July 29, 2008, by and between a wholly-owned subsidiary of the Company and Red Capital (the "Hearth and Care of Greenfield Loan Agreement"), which matures in 2038. The modification, among other things: (i) reduced the rate of interest therein provided from 6.50% per annum to 4.20% per annum, effective as of November 1, 2014; (ii) revised the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modified the prepayment provision of the loan.

As of December 31, 2015, the outstanding balance on the loan was $2.3 million. Additionally, the Company has $0.3 million in restricted assets related to this loan. At December 31, 2015, the Company was in compliance with covenants contained in the Hearth and Care of Greenfield Loan Agreement.
The Pavilion Care Center
On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with Red Mortgage Capital, LLC ("Red Capital") and HUD which modified the loan agreement, dated November 27, 2007, by and between a wholly-owned subsidiary of the Company and Red Mortgage (the "Pavilion Care Center Loan Agreement"), which matures in 2027. The modification, among other things: (i) reduced the rate of interest therein provided from 5.95% per annum to 4.16% per annum, effective as of November 1, 2014; (ii) revised the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modified the prepayment provision of the loan.

As of December 31, 2015, the outstanding balance on the loan was $1.5 million. Additionally, the Company had $0.3 million in restricted assets related to this loan. At December 31, 2015, the Company was in compliance with covenants contained in the Pavilion Care Center Loan Agreement.

Woodland Manor
On September 24, 2014, a wholly owned subsidiary of the Company ("Woodland"), entered into a Mortgage and Deed of Trust Agreement (the “Woodland Credit Facility”), with H&H in connection with the refinancing of the skilled nursing facility known as Eaglewood Care Center ("Eaglewood") located in Springfield, Ohio. The Woodland Credit Facility provides for a $5.7 million principal amount secured credit facility.
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
In connection with entering into the Woodland Credit Facility, Woodland entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions. As of December 31, 2015, $5.6 million was outstanding under the Woodland Credit Facility. The Company has $0.4 million of restricted assets related to this loan. At December 31, 2015, the Company was in compliance with covenants contained in the Woodland Credit Facility.
Senior Debt—Guaranteed by USDA
For five skilled nursing facilities, the Company has term loans insured 70% to 80% by the United States Department of Agriculture ("USDA") with financial institutions that totaled approximately $26.5 million at December 31, 2015. The Company has $1.8 million of restricted assets related to these loans. The combined USDA loans require monthly principal and interest payments of approximately $0.2 million adjusted quarterly with a variable interest rate of prime plus 1% to 1.75%, with floors of 5.50% to 6.00%. The loans mature at various dates starting in 2035 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.8 million and are being amortized to interest expense over the life of the loans. In addition, the loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 6% to 8% through 2014, which decline 1% each year capped at 1% for the remainder of the term.

At December 31, 2015, the Company was not in compliance with covenants contained in one of the five USDA loans and has obtained waivers with the USDA.
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
As of December 31, 2015, $1.1 million was outstanding under the CDC loan. At December 31, 2015, the Company was in compliance with covenants contained in the Stone County loan agreement.
Other Senior Debt—Guaranteed by SBA
For two facilities, the Company has term loans insured 75% by the SBA with a financial institution that totaled approximately $2.4 million at December 31, 2015. The combined SBA mortgage notes require monthly principal and interest payments of approximately $16,000 with an interest rate of 2.81% to 5.5%. The notes mature at various dates starting in 2031 through 2036. Deferred financing costs incurred on these loans amounted to approximately $0.2 million and are being amortized to interest expense over the life of the note. One of the loans has a prepayment penalty of 2.2% declining each year until year ten. For one facility, a term loan in an amount of $2.0 million insured 75% by the SBA with a financial institution was paid off in 2014 in connection with a refinancing by HUD.
At December 31, 2015, the Company was in compliance with covenants contained in the SBA term loans.
Senior Debt—Bonds, net of Discount
Eaglewood Village Bonds
In April 2012, a wholly-owned subsidiary of the Company entered into a loan agreement with the City of Springfield,Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield's Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds.The Series 2012A Bonds mature in May 2042 and accrue interest at a fixed rate of 7.65% per annum. The Series 2012B Bonds mature in May 2021 and accrue interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.6 million and are being amortized to interest expense over the life of the loan. The bonds are secured by the Company's assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare. There is an original issue discount of $0.3 million and restricted assets of $0.4 million related to this loan.
As of December 31, 2015, $6.6 million was outstanding under the Series 2012A First Mortgage Revenue Bonds and $0.6 million was outstanding under the Taxable Series 2012B First Mortgage Revenue Bonds. The unamortized discount on the bonds was $0.2 million at December 31, 2015. At December 31, 2015, the Company was in compliance with covenants contained in the Series 2012 Bonds and has obtained a waiver from the City of Springfield.
Quail Creek
In July 2012, a wholly owned subsidiary of the Company financed the purchase of a skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing & Rehabilitation Center ("Quail Creek") by the assumption of existing indebtedness issued by The Bank of New York Mellon Global Corporate Trust, as assignee of The Liberty National Bank and Trust. The indebtedness under the Loan Agreement and Indenture consisted of a principal amount of $2.8 million. In July of 2012, the purchase price allocation of fair value totaling $3.2 million was assigned to this indebtedness resulting in a $0.4 million premium that was being amortized to maturity. The loan was originally scheduled to mature in August 2016 and accrued interest at a fixed rate of 10.25% per annum. The loan was secured by the Quail Creek facility.
On September 27, 2013, the outstanding principal and accrued interest in the amount of $3.1 million was deposited into a restricted defeased bonds escrow account. Pursuant to the Loan Agreement and Indenture, the outstanding loan was prepaid on March 3, 2014, at par plus accrued interest in the amount of $3.1 million from the funds that were previously deposited into a restricted defeased bonds escrow account.

Riverchase
Riverchase, a consolidated VIE of the Company, financed its acquisition of the Riverchase Village facility, an assisted living facility located in Hoover, Alabama, using the proceeds of revenue bonds (the “Riverchase Bonds”) issued in two series by the Medical Clinical Board of the City of Hoover in the State of Alabama, as to which the Company was a guarantor.
The Series 2010A portion of the Riverchase Bonds of $5.8 million was scheduled to mature on June 1, 2039. The Series 2010B portion of $0.5 million was scheduled to mature serially beginning on June 1, 2012 through June 1, 2017, with annual redemption amounts ranging from $75,000 to $100,000. The Series 2010A and 2010B bonds were subject to redemption beginning on June 1, 2012 through May 31, 2015 at a redemption price ranging from 101% to 103% of the principal amount plus accrued interest. Any early redemption after May 31, 2015 is at a redemption price of 100% of the principal amount plus accrued interest. The Riverchase Bonds require monthly payments of fixed interest of $41,000 at a weighted average effective interest rate of 7.9%.
As of December 31, 2014, the liabilities of Riverchase were classified as Liabilities of Variable Interest Entity Held for Sale.
On November 20, 2015, Riverchase completed the previously announced sale to an unrelated third party of the Riverchase Village facility for a purchase price (as subsequently amended) of $6.9 million. In connection with the sale of the Riverchase Village facility: (i) the Riverchase Bonds were repaid in full; and (ii) the Company was released from its guaranty of Riverchase’s obligations thereunder.
Senior Debt—Other Mortgage Indebtedness
Bentonville, Heritage Park and River Valley
On May 1, 2015, certain wholly-owned subsidiaries of the Company (collectively, the “Benton Borrower Group”), entered into a Loan Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated September 1, 2011, as amended, between the Benton Borrower Group and PrivateBank (the "Bentonville, Heritage Park and River Valley Credit Facility"). The Loan Modification, among other things: (i) provided for PrivateBank's consent to the sublease of the Company’s Heritage Park Nursing Center to an affiliate of Aria; and (ii) amended the minimum EBITDA covenant described in the Bentonville, Heritage Park and River Valley Credit Facility to (a) reflect a new facility operator, and (b) change the minimum EBITDA covenant to a “Minimum EBITDAR/Management Fee” covenant, which modifies minimum EBITDAR to take into account management fees equal to the greater of the operator’s actual management fees for such period or imputed management fees equal to 5% of such operator’s gross income for such period, as determined in accordance with generally accepted accounting principles.

On July 1, 2015, the Company completed the sale of its Bentonville, Arkansas skilled nursing facility consisting of 83 licensed beds for $3.4 million net of customary closing and certain real property apportionments. Net proceeds were used to repay certain mortgage indebtedness under the Bentonville, Heritage Park and River Valley Credit Facility.

On October 30, 2015, Benton Borrower Group entered into a Second Modification Agreement with PrivateBank, which modified the Bentonville, Heritage Park and River Valley Credit Facility to, among other things establish a single cash collateral account to combine and collectively share the restricted cash reserves related to the following loans: (a) the Northridge, Woodland Hills and Abington Credit Facility (as defined below); (b) the Little Rock Credit Facility (as defined below); and (c) Bentonville, Heritage Park and River Valley Credit Facility.
As of December 31, 2015, $8.0 million was outstanding at an interest rate of 6.0% per annum under the Bentonville, Heritage Park and River Valley Credit Facility. Interest accrues at LIBOR plus 3.5% with a floor of 6.0%. The $8.0 million principal outstanding under the loan is included in the current portion of debt disclosed in the table above. At December 31, 2015, the Company was not in compliance with a covenant contained in the loan agreement and has obtained a waiver from PrivateBank.
The Bentonville, Heritage Park and River Valley Credit Facility matures in September 2016.
On March 24, 2016, the Company received a commitment to refinance the Bentonville, Heritage Park and River Valley Credit Facility, the Little Rock Credit Facility, and the Northridge, Woodland Hills and Abington Credit Facility for a combined total of $25.4 million of debt.
Companions Specialized Care
In August 2012, a wholly owned subsidiary of the Company financed the acquisition of Companions by entering into a loan agreement for $5.0 million (the "Contemporary Loan") with Contemporary Healthcare Capital ("Contemporary"). The loan was scheduled to mature in August 2015 with a required final payment of $5.0 million and accrues interest at a fixed rate of 8.5% per annum. Deferred financing costs incurred on the loan amounted to $0.2 million and were amortized to interest expense over the life of the loan. The loan had a prepayment penalty of 5% during the first year of the term and 1% during the second year of the term. The loan is secured by Companions and guaranteed by AdCare.

On August 12, 2015, a wholly owned subsidiary of the Company entered into a First Amendment with Contemporary, which modified the Contemporary Loan. Under the First Amendment: (i) the outstanding amount owing under the Contemporary Loan was reduced from $5.0 million to $3.0 million; (ii) restricted assets related to the loan of $2.0 million were used to reduce the outstanding amount owing under the Contemporary Loan, thus eliminating all restricted assets related to the loan; and (iii) the maturity date of the Contemporary Loan was extended to November 20, 2015.
On October 30, 2015, the Company completed the sale of Companions and repaid in full the outstanding balance under the Contemporary Loan.
Georgetown and Sumter Valley
In December 2013, the Company entered into a Note, Mortgage and Loan Agreement Modification Agreement with Metro City Bank (the "Georgetown and Sumter Valley Modification Agreement") which modified the loan agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC ("Sumter"), Georgetown HC&R Property Holdings, LLC ("Georgetown") and Metro City Bank. Interest on the loan accrues on the principal balance thereof at an annual rate of 1.5% per annum plus the prime interest rate, to be adjusted quarterly (but in no event shall the total interest be less than 5.50% per annum), and payments for the interest are payable monthly. The Georgetown and Sumter Valley Modification Agreement, among other things: (i) extended the maturity date from February 1, 2014 to February 1, 2015; (ii) increased the total amount available from $6.9 million to $9.0 million; (iii) established monthly deposits of $14,000 as cash collateral, which the Company made through the maturity date; and (iv) required the Company to pay deferred financing fees of $0.2 million.
On January 30, 2015, the outstanding principal and interest of $9.0 million owed under Georgetown and Sumter Valley Modification Agreement was repaid in full.

Georgetown and Sumter Credit Facility
On January 30, 2015, Georgetown and Sumter, two wholly-owned subsidiaries of the Company, entered into a Loan Agreement (the "Georgetown and Sumter Credit Facility") with PrivateBank. The Georgetown and Sumter Credit Facility provides for a $9.3 million principal amount secured credit facility.
The Georgetown and Sumter Credit Facility matures on September 1, 2016. Interest on the Georgetown and Sumter Credit Facility accrues on the principal balance thereof at the LIBOR rate plus 4.25%. As of December 31, 2015, the interest rate was 4.7%. Interest payments on the loan are due and payable monthly. The Georgetown and Sumter Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Georgetown and Sumter Credit Facility.
AdCare has unconditionally guaranteed all amounts owing under the Georgetown and Sumter Credit Facility.
On January 30, 2015, proceeds from the Georgetown and Sumter Credit Facility were used to pay off all amounts outstanding under a separate $9.0 million credit facility with Metro City Bank under which certain subsidiaries of the Company were borrowers.
As of December 31, 2015: (i) $9.1 million was outstanding under the Georgetown and Sumter Credit Facility; and (ii) the Company was not in compliance with all covenants contained in the Georgetown and Sumter Credit Facility and has obtained waivers from PrivateBank.
Glenvue
In July 2012, Glenvue H&R Property Holdings LLC, a wholly-owned subsidiary of the Company, financed the acquisition of the Glenvue facility, by entering into a loan agreement for $6.6 million with PrivateBank. The loan matured in July 2014 with a required final payment of $6.4 million and accrued interest at an annual rate of the greater of: (i) 6.0% per annum; or (ii) the LIBOR rate plus 4.0% per annum. The loan required monthly payments of principal and interest. Deferred financing costs incurred on the loan amounted to $0.1 million and were amortized to interest expense over the life of the loan. The loan was secured by the Glenvue facility and guaranteed by AdCare.
On July 17, 2014, the loan was modified with PrivateBank. The modification, among other things: (i) extended the maturity date of the loan agreement from July 2, 2014 to January 2, 2015, and (ii) amended certain financial terms under the loan agreement regarding debt service and interest charges.
On September 24, 2014, the loan in the amount of $6.4 million was repaid by the proceeds from the Glenvue Credit Facility, noted above, and the Company received net proceeds of $1.8 million for working capital purposes.
Hembree Road Building

In November 2012, in connection with the acquisition of AdCare's corporate offices at Hembree Road, Roswell, Georgia, a wholly owned subsidiary of AdCare issued a promissory note in favor of Fidelity Bank for a principal amount of $1.1 million. The note matures in December 2017. Interest on the note accrues on the principal balance thereof at a fixed rate of 5.5% per annum and payments for the interest and principal are due monthly. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31, 2017.
As of December 31, 2015, $1.0 million was outstanding under the loan. At December 31, 2015, the Company was in compliance with covenants contained in the Fidelity Bank promissory note.
Little Rock Credit Facility
On March 30, 2012, subsidiaries of the Company, in connection with the Company's April 2012 acquisition of three skilled nursing facilities located in Arkansas, entered into a loan agreement for $21.8 million with PrivateBank (the "Little Rock Credit Facility"). The Little Rock Credit Facility, as amended on December 28, 2012, matures in December 2016 with a required final payment of $13.7 million. The Little Rock Credit Facility accrues interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum and requires monthly principal payments plus interest for total current monthly payments of $0.2 million. The Little Rock Credit Facility is secured by the three facilities and guaranteed by AdCare. The facility is also secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Little Rock Credit Facility. A portion of the Little Rock Credit Facility with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank.
On May 1, 2015, Little Rock entered into a Fifth Modification Agreement with PrivateBank. The Fifth Modification, among other things: (i) provided for PrivateBank's consent to the sublease of the Company’s Little Rock Health & Rehabilitation Center to an affiliate of Aria; and (ii) amended the minimum EBITDAR covenant to reflect a new facility operator.
On October 30, 2015, Little Rock entered into a Sixth Modification Agreement with PrivateBank, which modified among other things establish a single cash collateral account to combine and collectively share the restricted cash reserves related to the following loans: (a) the Northridge, Woodland Hills and Abington Credit Facility; (b) the Little Rock Credit Facility; and (c) Bentonville, Heritage Park and River Valley Credit Facility; and (iii) establish an excess rent account to capture monthly cash rent proceeds from operators in excess of the monthly debt payments payable under the Northridge, Woodland Hills and Abington Credit Facility and the Little Rock Credit Facility.
The Company has $2.1 million of restricted assets related to this loan. As of December 31, 2015, $11.4 million was outstanding at an interest rate of 6.0% per annum under loan agreement. At December 31, 2015, the Company was not in compliance with a covenant contained in the loan agreement and has obtained a waiver from PrivateBank.
Northridge, Woodland Hills and Abington
On December 28, 2012, the Company's wholly owned subsidiaries which own the Northridge, Woodland Hills and Abington facilities (the "KeyBank Borrowers") entered into a Secured Loan Agreement with KeyBank (the "KeyBank Credit Facility"). The KeyBank Credit Facility provided for a $16.5 million principal amount senior secured credit facility and was set to mature on February 27, 2015; provided, however, that the borrowers may extend the maturity date by an additional six months if certain closing conditions are met. Interest on the KeyBank Credit Facility accrues on the principal balance thereof at an annual rate of 4.25% plus the current LIBOR rate. The KeyBank Credit Facility may be prepaid at any time without premium or penalty, provided that the borrowers pay any costs of KeyBank in re-employing such prepaid funds. AdCare and two of its subsidiaries have unconditionally guaranteed all amounts owing under the KeyBank Credit Facility.
On March 28, 2014, the Company entered into a Fourth Amendment with KeyBank. Pursuant to the amendment, among other things: (i) KeyBank waived the failure of certain financial covenants of such subsidiaries regarding fixed charge coverage ratio, implied debt service coverage, and compliance of making a certain sinking fund payment due on March 1, 2014, such that no default or events of default under the KeyBank Credit Facility occurred due to such failure; (ii) modified and amended certain financial covenants regarding the Company’s fixed charge ratio and implied debt service coverage; and (iii) paid down $3.4 million of loan principal from the release of $3.4 million from a certain collateral account.
On February 25, 2015, the outstanding principal and interest of $12.0 million owed under the KeyBank Credit Facility was repaid in full in connection with a refinancing with PrivateBank.
Northridge, Woodland Hills and Abington Credit Facility
On February 25, 2015, three wholly owned subsidiaries of the Company entered into a Loan Agreement (the "Northridge, Woodland Hills and Abington Credit Facility") with PrivateBank, which provides for a $12.0 million principal amount secured credit facility. The credit facility is secured by real property.

The Northridge, Woodland Hills and Abington Credit Facility matures on September 1, 2016. Interest accrues on the principal balance thereof at the LIBOR rate plus 4.25%. Principal and interest payments on the loan are due and payable monthly. The facility is also secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Northridge, Woodland Hills and Abington Credit Facilities.
AdCare has unconditionally guaranteed all amounts owing under the Northridge, Woodland Hills and Abington Credit Facility. Proceeds from the Northridge, Woodland Hills and Abington Credit Facility were used to pay off all amounts outstanding under a separate $12.0 million credit facility with KeyBank National Association ("KeyBank") under which certain subsidiaries of the Company were borrowers.
On October 30, 2015, the Company entered into a Modification Agreement with PrivateBank, which modified the Northridge, Woodland Hills and Abington Credit Facility to, among other things: (i) provide lender consent for the sublease of three skilled nursing facilities to new operators; (ii) establish a single cash collateral account to combine and collectively share the restricted cash reserves related to the following loans: (a) the Northridge, Woodland Hills and Abington Credit Facility; (b) the Little Rock Credit Facility; and (c) Bentonville, Heritage Park and River Valley Credit Facility; and (iii) establish an excess rent account to capture monthly cash rent proceeds from operators in excess of the monthly debt payments payable under the Northridge, Woodland Hills and Abington Credit Facility and the Little Rock Credit Facility.
As of December 31, 2015, $11.8 million was outstanding, at an interest rate of approximately 5.5% per annum, of the maximum borrowing amount of $12.0 million under the Northridge, Woodland Hills and Abington Credit Facility.The $11.8 million principal outstanding under the loan is included in the current portion of debt disclosed in the table above. As of December 31, 2015, the Company had $2.0 million of outstanding restricted assets related to this credit facility. At December 31, 2015, the Company was not in compliance with a covenant contained in the Northridge, Woodland Hills and Abington Credit Facility and has obtained a waiver from PrivateBank.
Northwest
In connection with the acquisition of the Northwest Nursing Center facility, a wholly owned subsidiary of AdCare issued a note pursuant to a Loan Agreement with First Commercial Bank, dated December 31, 2012, for a principal amount of $1.5 million. The note matures on December 31, 2017. Interest on the note accrues on the principal balance thereof at an annual rate equal to the prime interest rate (but in no event shall the interest rate be less than 5.00% per annum), and payments for the interest are payable monthly. The entire outstanding principal balance of the note, together with all accrued but unpaid interest thereon, is payable on December 31, 2017. AdCare and certain subsidiaries of the Company have unconditionally guaranteed all amounts owing under the note.
As of December 31, 2015, $1.3 million was outstanding under the loan. At December 31, 2015, the Company was in compliance with covenants contained in the Loan Agreement with First Commercial Bank.
Quail Creek Credit Facility
In September 2013, QC Property Holdings, LLC ("QC"), a wholly owned subsidiary of the Company, entered into a loan agreement with Housing & Healthcare Funding, LLC in the amount of $5.0 million.
The loan agreement matures on September 27, 2016 and accrues interest at the one-month LIBOR rate plus 4.75% with a floor of 5.75%. As of December 31, 2015, the interest rate was 5.75%. The loan is secured by: (i) a first mortgage on the real property and improvements constituting the Quail Creek facility; (ii) a first priority interest on all furnishing, fixtures and equipment associated with the Quail Creek facility; and (iii) an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Quail Creek facility. AdCare has unconditionally guaranteed all amounts owning under the loan.
As of December 31, 2015, $5.0 million was outstanding under the loan agreement. The Company has $0.1 million of restricted assets related to this loan. At December 31, 2015, the Company was in not compliance with covenants contained in the Quail Creek Credit Facility and has obtained the necessary waivers.
On March 29, 2016, the Company obtained a lender commitment to extend the maturity date of the Quail Creek Credit facility from September 2016 to September 2018.
Stone County
In June 2012, the Company entered into two loan agreements with Metro City Bank in the amounts of $1.3 million and $1.8 million.
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
As of December 31, 2015, $1.7 million was outstanding under the Metro City Bank loan. At December 31, 2015, the Company was in compliance with covenants contained in the Metro City Bank loan.
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
On September 24, 2014, that certain Loan Agreement, with PrivateBank in the outstanding principal amount of $4.5 million was repaid by the proceeds from the Woodland Credit Facility, noted above, and the Company received net proceeds of $0.5 million for working capital purposes.
Other Mortgage Indebtedness
The Company has one term loan with the Bank of Las Vegas with respect to the College Park skilled nursing facility that totaled approximately $2.5 million at December 31, 2015. The mortgage note requires monthly principal and interest payments with interest accrued at 6.25% and matures in May 2031. At December 31, 2015, the Company was in compliance with covenants contained in the Bank of Las Vegas promissory note.
Other Debt
Insurance Funding
In March 2015, the Company obtained financing from IPFS Corporation and entered into a Commercial Insurance Premium Finance Security Agreement for several insurance programs, including property, casualty, and crime, effective March 1, 2015 which matured on December 31, 2015. The total amount financed was approximately $0.4 million requiring monthly payments with interest of 3.29% starting April 2015.
In May 2015, the Company obtained additional financing from IPFS Corporation, effective May 1, 2015 and maturing on April 30, 2016. The additional amount financed was approximately $1.0 million requiring monthly payments with interest of 3.29% starting June 2015. At December 31, 2015, the combined outstanding principal and interest was approximately $0.01 million under the Commercial Insurance Premium Finance Security Agreement.
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
On April 3, 2015, the Company entered into five separate unsecured Amended and Restated Promissory Note Agreements with KeyBank, which amend the KeyBank Promissory Notes to include a fifth note with the aggregate principal total of $0.7 million remaining unaltered. The amendments restate the principal balances on the original notes in order to include a fifth note. At December 31, 2015, an aggregate $0.7 million was outstanding under the notes.
Pharmacy Care of Arkansas Promissory Note
On February 8, 2016, the Company entered into an unsecured promissory note (the "Pharmacy Care Promissory Note") with Pharmacy Care of Arkansas, LLC for a principal amount of approximately $1.0 million and maturing on January 31, 2018. The Pharmacy Care Promissory Note requires monthly payments with interest of 2% per annum beginning February 29, 2016.
Pinnacle Healthcare Promissory Notes

The Company previously issued promissory notes in the aggregate principal amount of $2.4 million. The notes bore interest at 7% payable quarterly in arrears the first day of each December, March, June and September beginning in December 2011. This note was paid in full by the Company in March 2014.
Reliant Rehabilitation Promissory Note
On February 25, 2016, the Company entered into an unsecured promissory note (the "Reliant Rehabilitation Promissory Note") with Reliant Pro Rehab, LLC for a principal amount of approximately $0.9 million which matures on November 15, 2016. The Reliant Rehabilitation Care Promissory Note requires monthly payments with interest of 7% per annum beginning March 15, 2016.
Convertible Debt
Subordinated Convertible Notes Issued in 2010 (the "2010 Notes")
In 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to them an aggregate of $11.1 million in principal amount of the 2010 Notes, bearing 10% interest per annum payable quarterly in cash in arrears beginning December 31, 2010.
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
As of December 31, 2015 and December 31, 2014, there was no outstanding balance under the 2010 Notes.
Subordinated Convertible Notes Issued in 2011 (the "2011 Notes")
In 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to them an aggregate of $4.5 million in principal amount of the 2011 Notes.
The 2011 Notes bore interest at 10% per annum and were payable quarterly in cash in arrears beginning June 30, 2011. The 2011 Notes matured on March 31, 2014.
The 2011 Notes were convertible at the option of the holder into shares of common stock of the Company at a conversion price of $4.80 per share (adjusted for 5% stock dividends on October 14, 2011 and October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events). The 2011 Notes were unsecured and subordinated in right of payment to existing and future senior indebtedness.
On March 28, 2014, certain holders of the 2011 Notes with an aggregate principal amount of $0.4 million surrendered and cancelled such 2011 Notes in payment for 2014 Notes (as discussed and defined below) with an equal principal amount. On March 31, 2014, the Company repaid the remaining outstanding principal amount of $4.0 million of the 2011 Notes plus all interest accrued and unpaid under the 2011 Notes (including those 2011 Notes surrendered and cancelled in payment for 2014 Notes).
Subordinated Convertible Notes Issued in 2012 (the "2012 Notes")
In 2012, the Company entered into a Securities Purchase Agreement, with certain accredited investors pursuant to which the Company sold to them an aggregate of $7.5 million in principal amount of the 2012 Notes. The 2012 Notes bear interest at 8% per annum and such interest is payable quarterly in cash in arrears beginning on September 30, 2012. The 2012 Notes matured on July 31, 2015. The 2012 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.
At any time on or after the six-month anniversary of the date of issuance of the notes, the notes are convertible at the option of the holder into shares of common stock at a conversion price equal to $3.97 per share (adjusted for a 5% stock dividend on October 22, 2012, and subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events).

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
On June 30, 2015, the Company entered into prepayment agreements with Anthony Cantone and CAM in connection with the Company's 8% Subordinated Convertible Notes due July 31, 2015 with an aggregate original principal amount of approximately $6.4 million (the "Cantone Notes"). In connection therewith, the Company made principal prepayments in aggregate of approximately $1.5 million with respect to the Cantone Notes. On August 21, 2014, Mr. Cantone and certain of his affiliates filed a Schedule 13G/A with the SEC reporting ownership in excess of 5% of the common stock. On October 5, 2015, Mr. Cantone and certain of his affiliates filed a Schedule 13G/A with the SEC reporting ownership of less than 5% of the common stock (see Note 18 - Related Party Transactions).
On July 30, 2015, the Company and CAM amended the terms of that certain 8% subordinated convertible note, issued by the Company to CAM and due July 31, 2015, with a principal payment amount as of such date of $4.8 million, which was repaid, to: (i) extend the maturity date with respect to $1.5 million of the principal amount of the such note to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share.

Additionally, the amendment modifies the Company’s right to prepay the note so that the Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to the note; provided, however, that: (i) the shares of the common stock issuable upon conversion of the note have been registered for resale under the Securities Act of 1933, as amended (the "Securities Act"); (ii) at any time after the issue date of the note, the volume-weighted average price of the common stock for 10 consecutive trading days has equaled or exceeded 150% of the then-current conversion price; and (iii) such prepayment may not be effected prior to July 31, 2016. The amendment also affords each of CAM and the Company the right to cause the redemption of all or any portion of the principal amount of the note upon a change of control (as defined in the note) at a redemption price equal to 115% of the sum of (i) outstanding principal amount to be redeemed, plus (ii) the amount of accrued and unpaid interest thereon.

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
As of December 31, 2015, the outstanding principal amount of the 2012 Notes is $1.5 million.
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
The Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to any 2014 Note; provided, however, that: (i) the shares of common stock issuable upon conversion of any 2014 Note which is to be so prepaid must be: (a) registered for resale under the Securities Act ; or (b) otherwise sellable under Rule 144 of the Securities Act without volume limitations thereunder; and (ii) at any time after the issue date of the 2014 Notes, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 105% of the then-current conversion price.

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
Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, entered into a Subscription Agreement with the Company pursuant to which the Company issued $1.0 million in principal amount of the 2014 Notes. Mr. Fox is a director of Park City Offshore and a director of the Company and beneficial owner of greater than 5% of the Company's outstanding common stock. The 2014 Note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering.
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
The 2015 Notes are convertible at the option of the holder into shares of common stock at an initial conversion price equal to $4.25 per share. If, prior to December 31, 2015, the Company issued or sold any shares of common stock or common stock equivalents (excluding certain excluded securities, as defined in the 2015 Notes) for a consideration per share (the “New Issuance Price”) less than the conversion price then in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the conversion price then in effect shall be reduced to an amount equal to the New Issuance Price (an “Adjustment for Dilutive Issuances”). Notwithstanding the foregoing, no Adjustment for Dilutive Issuances would be effected to the extent it would cause the number of shares of common stock issued, plus the number of shares of common stock issuable, in respect of all 2015 Notes in the aggregate to exceed 3,850,405 shares of common stock. As of December 31, 2015, no Adjustment for Dilutive Issuances was made. In addition, the conversion price will be subject to adjustment for any subdivision (by stock dividend, stock split or similar corporation action) or combination (by reverse stock split or similar corporate action) of the common stock.

The Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to any 2015 Note; provided, however, that: (i) the shares of common stock issuable upon conversion of any 2015 Note which is to be so prepaid must be: (a) registered for resale under the Securities Act; or (b) otherwise sellable under Rule 144 of the Securities Act without volume limitations thereunder; (ii) at any time after the issue date of such 2015 Note, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 125% of the then-current conversion price; and (iii) such prepayment may not be effected prior to March 31, 2016. The 2015 Notes have a maturity date of April 30, 2017.

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

In the offering, the Company accepted Subscription Agreements from certain related parties (see Note 18 - Related Party Transactions).
As of December 31, 2015, the outstanding principal amount of the 2015 Notes is $7.7 million.
NOTE 10. ACQUISITIONS
The Company had no acquisitions during the years ended December 31, 2015 or 2014.
NOTE 11. DISCONTINUED OPERATIONS

Disposition of Facility Operations
The following table summarizes the disposition of operations by facility for the years ended December 31, 2015 and 2014:

Facility Name	State	Relationship to Property	Type of Disposition	Date of Disposition
2014
Thomasville	GA	Leased	Sublease	7/1/2014
Red Rose	MO	Leased	Termination of Lease	9/30/2014
Southland	GA	Owned	Lease	11/1/2014
Lumber City	GA	Leased	Sublease	11/1/2014
Coosa Valley	AL	Owned	Lease	12/1/2014
Attalla	AL	Owned	Lease	12/1/2014
2015
College Park	GA	Owned	Lease	4/1/2015
LaGrange	GA	Leased	Sublease	4/1/2015
Sumter Valley	SC	Owned	Lease	4/1/2015
Georgetown	SC	Owned	Lease	4/1/2015
Powder Springs	GA	Leased	Sublease	4/1/2015
Tara	GA	Leased	Sublease	4/1/2015
Heritage Park	AR	Owned	Lease	5/1/2015
Homestead Manor	AR	Owned	Lease	5/1/2015
Stone County SNF	AR	Owned	Lease	5/1/2015
Stone County ALF	AR	Owned	Lease	5/1/2015
Northridge	AR	Owned	Lease	5/1/2015
West Markham	AR	Owned	Lease	5/1/2015
Woodland Hills	AR	Owned	Lease	5/1/2015
Cumberland	AR	Owned	Lease	5/1/2015
Mountain Trace	NC	Owned	Lease	6/1/2015
Glenvue	GA	Owned	Lease	7/1/2015
Bentonville Manor	AR	Owned	Sale	7/1/2015
Hearth & Care of Greenfield	OH	Owned	Lease	8/1/2015
The Pavilion Care Center	OH	Owned	Lease	8/1/2015
Eaglewood ALF	OH	Owned	Lease	8/1/2015
Eaglewood Care Center	OH	Owned	Lease	8/1/2015
Covington Care Center	OH	Leased	Sublease	8/1/2015
Bonterra	GA	Leased	Sublease	9/1/2015
Parkview	GA	Leased	Sublease	9/1/2015
Autumn Breeze	GA	Owned	Lease	9/30/2015
Companions Specialized Care	OK	Owned	Sale	10/30/2015
River Valley	AR	Owned	Lease	11/1/2015
Quail Creek	OK	Owned	Lease	12/31/2015
Northwest	OK	Owned	Lease	12/31/2015
For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of leasing are classified in the activities below.
The following table summarizes the activity of discontinued operations for the years ended December 31, 2015 and 2014:

	Year Ending December 31,
(Amounts in 000’s)	2015	2014
Total revenues	$87,920	$222,104
Cost of services	$89,783	$188,952
Net (loss) income	$(4,892)	$23,783
Interest expense, net	$(1,510)	$(1,152)
Income tax benefit (expense)	$(251)	$253
Gain on disposal of assets	$1,251	$—
Disposition of Assets
Companions. On April 29, 2015, a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Gracewood Manor, LLC, an Oklahoma limited liability company, to sell Companions for a sale price of $3.5 million. On October 30, 2015, the Company completed the sale of Companions for $3.5 million less customary closing and certain real property apportionments. The Company received $0.4 million net cash from the sale and proceeds were used for working capital purposes. The Company recorded a gain of $0.1 million on the sale.
Bentonville. On May 15, 2015, a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Bozeman Development, LLC, a Texas limited liability company, to sell Bentonville. The transaction closed on July 1, 2015 and the net sales proceeds of $3.4 million were remitted to Bentonville Property Holdings, LLC. The Company recorded a gain of $0.3 million on the sale.

Riverchase. On June 11, 2015, Riverchase entered into an asset purchase agreement, as subsequently amended with Omega Communities, LLC ("Omega") to sell the Riverchase Village facility, a 105-bed assisted living facility located in Hoover, Alabama. The transaction closed on November 20, 2015 for a purchase price of $6.9 million. The Company recorded a gain of $0.8 million on the sale, net of intercompany receivables (see Note 18 - Related Party Transactions).

Assets and Liabilities Held for Sale
Assets and liabilities of the disposal groups held for sale at December 31, 2015 and 2014 are as follows:

	December 31,
Amounts in (000's)	2015	2014
Property and equipment, net	$1,249	$3,777
Other assets	—	2,036
Assets of disposal group held for sale	$1,249	$5,813

Notes payable	$987	$5,197
Liabilities of disposal group held for sale	$987	$5,197

NOTE 12. PREFERRED STOCK AND DIVIDENDS
Preferred Stock
The liquidation preference of the Company's Series A Preferred Stock is $25 per share. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25 liquidation preference per share. The dividend rate may increase under certain circumstances.
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
Preferred Stock Offerings
The following table summarizes the shares of preferred stock issued by the Company and net proceeds received from issuance for the years ended December 31, 2015 and 2014:

	Shares Issued & Outstanding	Net Proceeds from Issuance (in 000's)
Balances, December 31, 2013	950,000	$20,392

Balances, December 31, 2014	950,000	$20,392

Issuance of Preferred Stock:
April 13, 2015 offering (1)	575,000	$13,481
June 2, 2015 offering (2)	588,235	14,105
At-The-Market offering (3)	313,695	6,736

Balances, December 31, 2015	2,426,930	$54,714

(1)
On April 13, 2015, the Company issued and sold 575,000 shares of Series A Preferred Stock in a “best efforts” registered public offering for a public offering price of $25.75 per share. In connection therewith, the Company received net proceeds of approximately $13.5 million, after payment of underwriting commissions and discounts and all other offering expenses incurred by the Company.

(2)
On June 2, 2015, the Company issued and sold 588,235 shares of Series A Preferred Stock in a “best efforts” registered public offering for a public offering price of $25.50 per share. In connection therewith, the Company received net proceeds of approximately $14.1 million, after payment of underwriting commissions and discounts and all other offering expenses incurred by the Company.

(3)
On July 21, 2015, the Company entered into separate At Market Issuance Sales Agreements (together, the “Sales Agreements”) with each of MLV & Co. LLC (“MLV”) and JMP Securities LLC (each, an “Agent” and together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of Series A Preferred Stock under its At-The-Market offering ("ATM") through the Agents. The Company will instruct each Agent as to the number of shares to be sold by it. Additionally, the Company may instruct the Agents not to sell the shares if the sales cannot be effected at or above the price designated by the Company in its instructions to the Agents. For the year ended December 31, 2015, the Company sold 313,695 shares of Series A Preferred Stock under its ATM at an average sale price of $22.11 per share. In connection therewith, the Company received net proceeds of approximately $6.7 million, after payment of sales commissions and discounts and all other expenses incurred by the Company.

Dividends

The following table summarizes the common stock and preferred stock dividends paid by the Company for the years ended December 31, 2015 and 2014:

	Date of Payment	Dividends Paid (in 000's)	Dividends Per Share
Common Stock Dividends:
	4/30/2015	$990	$0.050
	7/31/2015	1,093	0.055
	10/31/2015	1,193	0.060
For the year ended December 31, 2015		$3,276	$0.165

Preferred Stock Dividends:
	3/31/2014	$646	$0.68
	6/30/2014	646	0.68
	9/30/2014	646	0.68
	12/31/2014	646	0.68
For the year ended December 31, 2014		$2,584	$2.72

	3/31/2015	$646	$0.68
	6/30/2015	1,437	0.68
	9/30/2015	1,498	0.68
	12/31/2015	1,627	0.68
For the year ended December 31, 2015		$5,208	$2.72

NOTE 13. STOCK BASED COMPENSATION
The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2015 and 2014:

	Year Ending December 31,
Amounts in (000's)	2015	2014
Employee compensation:
Stock options	$42	$305
Warrants	196	149
Restricted stock	431	139
Total employee stock-based compensation expense	$669	$593
Non-employee compensation:
Stock options	$49	$236
Warrants	—	11
Restricted stock	224	315
Total non-employee stock-based compensation expense	$273	$562
Total stock-based compensation expense	$942	$1,155
The assumptions used in calculating the fair value of employee stock options and warrants granted for the years ended December 31, 2015 and 2014, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Year Ending December 31,
	2015	2014
Dividend Yield	4.8%	—%
Expected Volatility	38.6%	40.9% - 51.0%
Risk-Free Interest Rate	1.1%	0.9% - 1.7%
Expected Term (in years)	3.9	5.2 years
No stock-based compensation awards were granted to non-employees for the year ended December 31, 2015. The assumptions used in calculating the fair value of non-employee stock options and warrants granted for the year ended December 31, 2014, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

2014
Dividend Yield	—%
Expected Volatility	38.9% - 39.7%
Risk-Free Interest Rate	0.7% - 1.1%
Expected Term (in years)	2 - 10
Common Stock Options
The Company has three stock option plans:

•	The 2004 Stock Incentive Plan, which expired March 31, 2014.

•	The 2005 Stock Incentive Plan, which expired September 30, 2015.

•	The 2011 Stock Incentive Plan, which expires March 28, 2021 and provides for a maximum of 2,152,500 shares of common stock to be issued.
All three plans permit the granting of incentive or nonqualified stock options. The 2011 Stock Incentive Plan also permits the granting of restricted stock. The plans are administered by the Board which has the authority to determine to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The number of securities remaining available for future issuance under the 2011 Stock Incentive Plan as of December 31, 2015 is 937,558.
The following summarizes the Company's employee and non-employee stock option activity for the years ended December 31, 2015 and 2014:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding at December 31, 2013	1,804	$4.54
Granted	159	$4.01
Exercised	(251)	$3.83
Forfeited	(581)	$4.17
Expired	(196)	$4.35
Outstanding at December 31, 2014	935	$4.91	7.3	$61
Vested at December 31, 2014	647	$5.28	6.7	$48
Vested or Expected to Vest at December 31, 2014 (b)	893	$4.94	7.3	$61

Outstanding at December 31, 2014	935	$4.91
Granted	—	$—
Exercised	(13)	$2.35
Forfeited	(535)	$5.63
Expired	(120)	$4.10
Outstanding at December 31, 2015	267	$3.96	6.9	$2
Vested at December 31, 2015	184	$3.96	6.1	$2
Vested or Expected to Vest at December 31, 2015 (b)	264	$3.96	6.9	$2

(a) Represents the aggregate gain on exercise for vested in-the-money options as of December 31, 2015.
(b) Includes forfeiture adjusted unvested shares.
The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $1.61 per option; no options were granted during the year ended December 31, 2015. At December 31, 2015, the Company has approximately $0.1 million of unrecognized compensation expense related to unvested options. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 1.1 years. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014, was $0.02 million and $0.1 million, respectively.
The following summary information reflects stock options outstanding, vested and related details as of December 31, 2015:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$1.30	2	0.4	$1.30	2	$1.30
$1.31 - $3.99	174	6.5	$3.91	105	$3.92
$4.00 - $4.30	91	7.8	$4.10	77	$4.09
Total	267	6.9	$3.96	184	$3.96
Common Stock Warrants
The Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee of the Board. The Board administers the granting of warrants, determines the persons to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.
The following summarizes the Company's employee and non-employee common stock warrant activity for the years ended December 31, 2015 and 2014:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding at December 31, 2013	3,865	$3.48
Granted	573	$4.31
Exercised	(1,275)	$3.55
Forfeited	(82)	$5.33
Expired	(365)	$4.29
Outstanding at December 31, 2014	2,716	$3.45	3.9	$1,820
Vested at December 31, 2014	2,192	$3.25	3.0	$1,820
Vested or Expected to Vest at December 31, 2014 (b)	2,670	$3.25	3.8	$1,820

Outstanding at December 31, 2014	2,716	$3.45
Granted	275	$4.25
Exercised	(519)	$3.43
Forfeited	(225)	$4.04
Expired	(196)	$3.91
Outstanding at December 31, 2015	2,051	$3.46	4.7	$305
Vested at December 31, 2015	1,576	$3.19	3.5	$305
Vested or Expected to Vest at December 31, 2015 (b)	1,998	$3.43	4.7	$305
(a) Represents the aggregate gain on exercise for vested in-the-money warrants as of December 31, 2015.
(b) Includes forfeiture adjusted unvested shares.

The weighted average grant date fair value of common stock warrants granted during the year ended December 31, 2015 and 2014, was $0.85 and $1.58, respectively. The Company has approximately $0.8 million of unrecognized compensation expense related to unvested common stock warrants as of December 31, 2015. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.5 years. The total intrinsic value of common stock warrants exercised during the years ended December 31, 2015 and 2014 was $0.4 million and $1.3 million, respectively.
The following summary information reflects warrants outstanding, vested and related details as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$1.04 - $1.99	328	1.9	$1.56	328	$1.56
$2.00 - $2.99	335	2.5	$2.58	335	$2.58
$3.00 - $3.99	500	3.8	$3.59	500	$3.59
$4.00 - $4.99	865	7.2	$4.37	390	$4.40
$5.00 - $5.90	23	7.4	$5.90	23	$5.90
Total	2,051	4.8	$3.46	1,576	$3.19
Restricted Stock
The following summarizes the Company's restricted stock activity for the year ended December 31, 2015 and 2014:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	314	$3.31
Granted	221	$4.30
Vested	(11)	$4.34
Forfeited	(20)	$4.34
Unvested at December 31, 2014	504	$3.68
Granted	204	$4.05
Vested	(393)	$3.51
Forfeited	(21)	$3.20
Unvested at December 31, 2015	294	$4.19
The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2015 and 2014 was $4.05 and $4.30, respectively. The Company has approximately $1.0 million of unrecognized compensation expense related to unvested restricted stock awards as of December 31, 2015. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.06 years.
NOTE 14. VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entity
The Company has one variable interest entity that was required to be consolidated because AdCare had control as primary beneficiary. A "primary beneficiary" is the party in a VIE that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For a further description of the VIE, see Note 18 - Related Party Transactions - "Riverchase".
On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014 (the "Letter Agreement"), with Christopher Brogdon (a then director of the Company and a greater than 5% beneficial owner of the common stock) and entities controlled by Mr. Brogdon, which: (i) amended the Company's previously-existing option to acquire all of the issued and outstanding membership interests in Riverchase, the Company's consolidated VIE, until June 22, 2015; and (ii) reduced the purchase price for the exercise of such option to $1.00. Furthermore, the Letter Agreement provides that, upon the closing of the sale of the Riverchase Village facility, a 105-bed assisted living facility located in Hoover, Alabama and owned by

Riverchase, to an arms-length third party purchaser, regardless of whether the Company has exercised its option to purchase Riverchase, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds will be paid to the Company; (b) the remaining net sales proceeds will be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under the promissory note issued by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds will be paid to the Company.
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
AdCare was a guarantor of Riverchase’s obligations with respect to the Riverchase Bonds, and in order to preserve the Company's interest in the sale of the Riverchase Village facility, the Company made a payment in the amount of $85,000 (the "Principal Obligation") on behalf of Riverchase with respect to its obligations under the bonds. On October 10, 2014, Riverchase issued a promissory note in favor of the Company in the principal amount of $177,323, which represented the amount of Tax Payment plus the Principal Obligation. The note did not bear interest and was due upon the closing of the sale of the Riverchase Village facility.
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

In connection with the Letter Agreement Third Amendment, the Company and Mr. Brogdon agreed to amend the promissory note issued by Mr. Brogdon to the Company. Pursuant to this amendment, the principal balance plus any accrued interest under the promissory note issued by Mr. Brogdon to the Company would be due and payable on the earlier of: (i) December 31, 2015; or (ii) the closing of the sale of the Riverchase Village facility.
On June 11, 2015, Omega executed an Asset Purchase Agreement (the “Purchase Agreement”) for $6.75 million and had a closing deadline of August 31, 2015. The Purchase Agreement was later amended on August 6, 2015 to, among other things, extend the closing deadline from August 31, 2015 to September 30, 2015 as well as increase the purchase price from $6.75 million to $6.85 million. The Purchase Agreement was later amended for a second time on September 30, 2015 to, among other things, extend the closing deadline from September 30, 2015 to November 30, 2015.

Riverchase completed the sale of the Riverchase facility effective November 20, 2015. As of November 20, 2015, proceeds to repay the full balance of the facility’s senior debt were deposited with the lender/bond trustee. On November 23, 2015, the Company announced that Christopher Brogdon had informed the Company’s Board of his decision to accelerate his resignation from the Board to be effective as of November 20, 2015.

As of December 31, 2016, principal due and payable under the promissory note issued by Riverchase was $95,000. This note was fully allowed at December 31 2015.

The facility assets were sold while the VIE was still consolidated and, as such, the sale of the Riverchase Village facility is reflected in the Company's financial statements. The accounting for the operations and the sale are reflected in discontinued operations.

As a result of the Riverchase sale and resulting payoff of the Riverchase Bonds, the Company was no longer the guarantor of the underlying debt. In consideration of this and the fact that the Company no longer holds a purchase option for Riverchase, the Company determined it was no longer the primary beneficiary and determined it should deconsolidate the Riverchase variable interest entity. As part of the deconsolidation of the Riverchase VIE, an eliminated intercompany balance of approximately $1.6 million consisting of operating losses sustained from 2010-2013, which were funded by AdCare and recognized in AdCare’s consolidated statements of operations from 2010-2013 attributable to the non-controlling interest in 2010-2013, were re-attributed to the Company’s shareholders.
Non-consolidated Variable Interest Entities
Aria. On April 30, 2015, the Company entered into a lease inducement (the "Aria Lease Inducement") with Aria Health Consulting, LLC with respect to the Aria Subleases. The Aria Lease Inducement provided for a one-time payment from the Company to Aria Health Consulting, LLC equal to $2.0 million minus the security deposits and first month's base and special rent for all Aria Sublessees. On April 30, 2015, in connection with the Aria Lease Inducement, eight sublease agreements with Aria Sublessees were amended to, among other things, provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which shall be subtracted from the lease inducement fee paid by the Company under the Aria Lease Inducement).
On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”) and, in connection therewith, HAH executed a promissory note (the "Aria Note"), as subsequently amended, in favor of the Company. The principal amount owing under the Aria Note is $1.8 million, which accrues at an annual interest rate of 13.5% and was due on December 31, 2015. The Aria Note, pursuant to a security agreement, executed October 6, 2015, by and between the Company and HAH, is secured by the accounts receivable of the Aria Sublessees. As of December 31, 2015, the principal amount outstanding on the Aria Note was $1.8 million. The Company is currently in discussions with the HAH concerning repayment of the Aria Note.

The Aria Lease Inducement and Aria Note entered into by the Company create a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the Aria Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance (see Note 7 - Leases and Note 19 - Subsequent Events).
Beacon. On August 1, 2015, the Company entered into a Lease Inducement Fee Agreement with certain affiliates of Beacon Health Management, LLC ("Beacon"), pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain affiliates of Beacon (the "Beacon Sublessees") to enter into sublease agreements and to commence such subleases and transfer operations thereunder (see Note 7 - Leases). The inducement fee was paid net of certain other fees and costs owed by the affiliates of, including the first month of base rent for all of the Beacon facilities and the first month of special rent pertaining to the four of such facilities.
On August 1, 2015, the Company made a short-term loan to certain affiliates of Beacon (collectively, the "Beacon Affiliates") and, in connection therewith, Beacon Affiliates executed a promissory note maturing on May 31, 2016 in the amount $0.6 million (the "Beacon Note"), as amended, in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 18% per annum. Until all amounts due and owing under the note have been paid, the Beacon Sublessees will not pledge, as security, any of the accounts receivable relating to the respective facilities that such entities sublease from affiliates of the Company.

As of December 31, 2015, the principal amount outstanding on the Beacon Note was $0.6 million.

The Beacon Lease Inducement and Beacon Note entered into by the Company create a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the Beacon Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance (see Note 7 - Leases and Note 19 - Subsequent Events).

NOTE 15. COMMITMENTS AND CONTINGENCIES
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

Legal Matters
The Company is party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that the services the Company provides during the time it operated skilled nursing facilities resulted in injury or death to the residents of the Company's facilities and claims related to employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's business, results of operations and financial condition.
The Company previously operated, and the Company's tenants now operate, in an industry that is extremely regulated. As such, in the ordinary course of business, the Company's tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, we believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, for the Company's prior operations, or the Company's tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company's business, results of operations and financial condition.
The Company is a defendant in a purported class action lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et al filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit. On December 16, 2015, the Company's insurance carrier reached a settlement with each of the individual plaintiffs on behalf of the Company and all other defendants pursuant to which separate payments are to be made by the Company's carrier to the plaintiffs. The individual settlements are contingent on approval by the probate courts having jurisdiction over the deceased plaintiffs' respective estates, if applicable. As of March 28, 2016, all but three of the individual settlement agreements had been approved and the settlement consideration paid to the plaintiffs.

On June 24, 2013, South Star Services, Inc. (“SSSI”), Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s former Chief Executive Officer (collectively, the “AdCare Defendants”); (ii) Christopher Brogdon (a director of the Company, owner of greater than 5% of the outstanding shares of AdCare Health Systems, Inc. common stock and former Chief Acquisition Officer of the Company) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma that were previously managed by an AdCare subsidiary (the "Oklahoma Facilities"). On February 10, 2015, Plaintiffs and the defendants participated in a voluntary mediation in an attempt to resolve the case. Although the case did not settle at the mediation, Plaintiffs and defendants continued to negotiate over the following weeks and executed a settlement agreement on March 30, 2015 (the "Clanton Settlement Agreement") to settle all claims for a lump sum payment of $2.0 million. In April 2015, under the Clanton Settlement Agreement, the Company paid $0.6 million to the Plaintiffs with the balance paid by two of the Company's insurance carriers. The Company and the other defendants in the matter deny all of the Plaintiff's claims and any wrongdoing but agreed to settle the matter to avoid the continued expense and unpredictability of litigation.
Special Termination Benefits
In 2014, the Company incurred certain salary retirement and continuation costs of approximately $2.4 million related to separation agreements with certain of the Company's former officers, an amendment to the consulting agreement with Mr. Brogdon (a former Director), and future severance due to certain employees resulting from the Company's transition from an owner and operator of healthcare properties to lessor and sublessor of healthcare properties. The benefits include wage continuation and fringe benefits which are to be paid out to these former officers and employees over various future periods.
During the year ended December 31, 2015, the Company incurred periodic consulting expenses paid to former Company employees. Such expenses were incurred on an hourly contracted basis and were largely non-substantial during the year. Such consulting expenses are not expected to be substantial on a going forward basis.

NOTE 16. INCOME TAXES
The provision for income taxes attributable to continuing operations for the years ended December 31, 2015 and 2014 are presented below:

	Year Ended December 31,
(Amounts in 000's)	2015	2014
Current Tax Expense:
Federal	$8	$33
State	—	—
	$8	$33
Deferred Tax Expense:
Federal	$102	$98
State	—	—
	$102	$98
Total income tax expense	$110	$131
The income tax expense applicable to continuing and discontinued operations is presented below:

	Year Ended December 31,
(Amounts in 000's)	2015	2014
Income tax expense on continuing operations	$110	$131
Income tax (benefit) expense on discontinued operations	251	(253)
Total income tax (benefit) expense	$361	$(122)
At December 31, 2015 and 2014, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2015	2014
Net deferred tax asset (liability):
Allowance for doubtful accounts	$5,839	$2,513
Accrued expenses	1,047	807
Net operating loss carry forwards	21,521	14,172
Property, equipment & intangibles	(4,526)	(2,363)
Stock based compensation	125	725
Convertible debt adjustments	206	785
Total deferred tax assets	24,212	16,639
Valuation allowance	(24,601)	(16,675)
Net deferred tax liability	$(389)	$(36)
In accordance with ASU No. 2015-17, the Company has prospectively adopted the early application of ASU No. 2015-17, thereby classifying all deferred taxes as noncurrent assets and noncurrent liabilities as of December 31, 2015. The reason for the change is to simplify the reporting of all deferred tax assets and liabilities on the balance sheet. The prior periods were not retrospectively adjusted.
The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes	2.4%	6.9%
Consolidated VIE LLC	1.0%	(1.5)%
Nondeductible expenses	(7.3)%	(9.7)%
Other	(2.6)%	(0.2)%
Change in valuation allowance	(28.8)%	(28.8)%
Effective tax rate	(1.3)%	0.7%
As of December 31, 2015, the Company had consolidated federal net operating loss ("NOL") carry forwards of $58.3 million. These NOLs begin to expire in 2018 through 2035 and currently are offset by a full valuation allowance. As of December 31, 2015, the Company had consolidated state NOL carry forwards of $43.7 million. These NOLs begin to expire in 2016 through 2035 and currently are offset by a full valuation allowance.
Given the Company's historical net operating losses, a full valuation allowance has been established on the Company's net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the NOL carry forward. This resulted in recognizing deferred federal and state tax expense of $0.1 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively, and a deferred tax liability of $0.4 million and $0.04 million for the years ended December 31, 2015 and 2014, respectively.
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
NOTE 17. BENEFIT PLANS
The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees. All employees are eligible once they reach age 21 years and complete one year of eligible service. The Company's plan allowed eligible employees to contribute up to 20% of their eligible compensation, subject to applicable annual Internal Revenue Code limits. The Company provides 50% matching on employee contributions, up to 2% of the employee's salary. Total matching contributions during the years ended December 31, 2015 and 2014 were approximately $0.04 million and $0.1 million, respectively.
NOTE 18. RELATED PARTY TRANSACTIONS
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
As of December 31, 2016, principal due and payable under the promissory note issued by Riverchase was $95,000. This note was fully allowed at December 31 2015.

Hearth & Home and Mr. Brogdon have entered into a series of amendments to: (i) extend the last date on which the Riverchase Option may be exercised through June 22, 2015; and (ii) reduce the purchase price for the Riverchase Option to $1.00.

Riverchase was a consolidated VIE owned by Mr. Brogdon, which was sold in 2015 (see Note 11 - Discontinued Operations and Note 14 - Variable Interest Entities).

Personal Guarantor on Loan Agreements
Mr. Brogdon serves as personal guarantor on certain loan agreements, entered into by the Company prior to 2015, related to the following properties: (i) one of the two office buildings located in Roswell, Georgia; (ii) College Park, a 95-bed skilled nursing facility located in College Park, Georgia; (iii) Attalla, a 182-bed skilled nursing facility located in Attalla, Alabama; and (iv) Coosa Valley, 122-bed skilled nursing facility located in Glencoe, Alabama. At December 31, 2015, the total outstanding principal owed under the loans was approximately $17.5 million.
Termination of Sublease
On May 6, 2014, ADK Administrative Property, LLC, a wholly owned subsidiary of the Company (“ADK Admin”), and Winter Haven Homes, Inc. (“Winter Haven”), an entity controlled by Mr. Brogdon, entered into a Sublease Termination Agreement, pursuant to which ADK Admin and Winter Haven terminated that certain Sublease Agreement between them dated as of May 1, 2011. Pursuant to the Sublease Agreement, ADK Admin subleased from Winter Haven certain office space located at Two Buckhead Plaza, Atlanta, Georgia, with rent of approximately $5,000 payable monthly through November 2018. The sublease termination agreement terminated, as of May 31, 2014, all obligations of ADK Admin under the Sublease Agreement, including all obligations to pay rent. Winter Haven agreed to the termination of the sublease agreement in consideration for a portion of the amounts payable to Mr. Brogdon pursuant to the Amended Consulting Agreement.
Harrah, McLoud and Meeker-Management Agreement

On July 26, 2013, a wholly-owned subsidiary of the Company entered into management agreements with entities owned and controlled by Mr. Brogdon, which entities own the skilled-nursing facilities located in Oklahoma known as Harrah Nursing Center, McLoud Nursing Center and Meeker Nursing Center. Pursuant to the management agreements, the AdCare subsidiary agreed to manage the operations of these facilities. The management agreements had initial terms of five years and would renew automatically for one-year terms thereafter. Pursuant to the management agreements, the entities owned and controlled by Mr. Brogdon paid to the AdCare subsidiary a fee equal to 5% of the monthly gross revenues of the facilities.

Effective March 1, 2014, the Company terminated the management agreements with respect to Harrah Nursing Center, McLoud Nursing Center and Meeker Nursing Center.
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
Red Rose Facility
In October 2011, pursuant to the terms of an Assignment of Lease and Landlord's Consent, Rose Missouri Nursing, LLC, a wholly owned subsidiary of the Company, became the tenant and operator of the Red Rose facility, a 90-bed skilled nursing facility located in Cassville, Missouri ("Red Rose"). In connection with this transaction, Mr. Brogdon and his spouse, each guaranteed the performance of the Company's obligations, including payment obligations, under the Lease. In consideration of these guarantees, the Company paid to Mr. Brogdon the amount of $25,000 as a guaranty fee. On September 30, 2014, the operating lease for Red Rose expired, releasing Mr. Brogdon and his spouse from all related obligations.
Consulting Agreements
In December 2012, the Company entered into a Consulting Agreement with Mr. Brogdon pursuant to which Mr. Brogdon would be compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. If it is not terminated prior to December 31, 2015, the Consulting Agreement would renew automatically for successive one-year terms until terminated. As compensation for his services under the Consulting Agreement, Mr. Brogdon shall receive: (i) $10,000 per month in year one; (ii) $15,000 per month in year two; and (iii) $20,000 per month in year three of the Consulting Agreement. In addition, Mr. Brogdon shall receive a success fee of $20,000 for each completed transaction; provided, however, unless approved by a majority vote of the Board of Directors of the Company, such success fees on a one-year basis shall not exceed $80,000 in year one, $120,000 in year two and $160,000 in year three of the Consulting Agreement. In addition, no success fee shall be paid for transactions involving leased facilities or transactions in which the overall consideration is less than $2,500,000. In the event the Consulting Agreement is terminated by the Company without cause, the Company shall provide severance pay to Mr. Brogdon in an amount equal to 18 months of Mr. Brogdon's maximum total compensation (including success fees).
On May 6, 2014, the Company and Mr. Brogdon entered into an Amendment to Consulting Agreement (the "Amended Consulting Agreement"), which amended that certain Consulting Agreement, dated December 31, 2012, between the Company and Mr. Brogdon (the "Original Consulting Agreement"), to restructure amounts payable to Mr. Brogdon thereunder. The Amended Consulting Agreement eliminated the monthly payments to Mr. Brogdon and instead provides for an aggregate consulting fee equal to $400,000 (the "Consulting Fee"), paid or payable as described below:

•
Under the Amended Consulting Agreement, Mr. Brogdon is entitled to receive a success fee of $25,000 for each potential acquisition identified by Mr. Brogdon which the Company completes (the “Success Fee”); provided, however, that the Success Fee shall not exceed $160,000 in any calendar year without a majority vote of the Board of Directors.

•
The fee originally payable to Mr. Brogdon upon termination of the Original Consulting Agreement without cause was eliminated. Instead, Mr. Brogdon will receive a fee of $500,000 if a change of control occurs on or before May 1, 2015 (the “Change of Control Fee”) and the Amended Consulting Agreement has not been earlier terminated. If a change of control occurs after May 1, 2015, then no Change of Control Fee is payable. The Amended Consulting Agreement will terminate immediately upon a change of control and the unpaid portion of the Consulting Fee, any accrued and unpaid Success Fee and Change of Control Fee (if applicable) will be paid to Mr. Brogdon upon the closing of the change of control.

On May 6, 2014, the Company paid a one-time payment of $100,000 in respect to the Consulting Fee, with the remainder of the Consulting Fee payable in monthly payments of $15,000, commencing June 1, 2014, until paid in full. The Amended Consulting Agreement also provided that, notwithstanding the foregoing, if the Riverchase Village facility (which is owned by an entity which is owned and controlled by Mr. Brogdon and that is our VIE) was sold prior to September 1, 2014, then the amount of the unpaid Consulting Fee would be reduced by (and offset against) the aggregate principal balance owed by Mr. Brogdon to the Company under the promissory note executed by Mr. Brogdon in favor of the Company, with any remaining balance of the Consulting Fee owed to Mr. Brogdon to be paid in cash at closing. However, because the sale of the Riverchase Village facility was not completed prior to September 1, 2014, the balance of the Consulting Fee owed to Mr. Brogdon by the Company in the amount of $255,000 was offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note, thereby reducing the principal amount of the promissory note to $268,663 (see Note 14 - Variable Interest Entity). No success fee was paid to Mr. Brogdon pursuant to the Consulting Agreement in the years ended December 31, 2015 or December 31, 2014. The agreement was terminated on March 21, 2016 effective November 20, 2015.

In December 2012, the Company entered into agreements to indemnify Mr. Brogdon with respect to certain personal guarantees Mr. Brogdon previously made with respect to loans on the Hembree Facility and the lease on the Red Rose facility. The Company has agreed to reimburse Mr. Brogdon for any costs, losses, damages, claims and expenses under the guarantees so long they are not due to Mr. Brogdon's gross negligence, fraud, intentional misrepresentation, willful misconduct, bad faith or criminal act.
Settlement and Indemnification Agreement
On March 26, 2015, the Company and certain entities controlled by Christopher Brogdon entered into a Settlement and Indemnification Agreement with respect to: (i) certain claims made by the Brogdon entities in connection with management and administrative services provided by the Company to the Brogdon entities under various management agreements; and (ii) certain pending, or threatened, legal proceedings against the Company and certain of its subsidiaries, and Mr. Brogdon and certain entities controlled by him, including the litigation filed in the District Court of Oklahoma County, State of Oklahoma and described in Note 15 - Commitments and Contingencies (collectively, and including any unasserted claims arising from the management agreements, the “Adcare Indemnified Claims”). Pursuant to the Settlement and Indemnification Agreement, the Company agreed to contribute up to $0.6 million towards the settlement of the litigation, and Mr. Brogdon and the Brogdon entities agree to release the Company from any and all claims arising in connection with the management agreements and to indemnify the Company with respect to the AdCare Indemnified Claims.
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
In July 2012 and March 2011, the Company issued and sold to certain accredited investors an aggregate of $7.5 million and $4.5 million in principal amount of subordinated convertible promissory notes, respectively. In connection with the offerings, Cantone Research, Inc. acted as the exclusive agent with respect to the private placement of the notes. The Company paid to Cantone Research, Inc. $42,500 and $60,000 to act as the placement agent pursuant to the July 2012 and March 2011 offerings, respectively.

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

On March 31, 2015, the Company accepted a Subscription Agreement from Park City Capital Offshore, for 2015 Notes with an aggregate principal amount of $1.0 million. The 2015 Note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering except the 2015 Note issued to Park City Capital Offshore is not subject to any Adjustment for Dilutive Equity Issuances.

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
Other than the items discussed above, there are no other material undisclosed related party transactions. For purposes of the disclosure in this Note 18 - Related Party Transactions, note that: (i) Mr. Brogdon is a former Director, holds greater than 5% of the outstanding common stock and, during 2012, served as the Company's Chief Acquisition Officer; and (ii) Cantone Asset Management LLC and Cantone Research, Inc. are affiliates of Anthony J. Cantone, who filed with the SEC in July 2013 a Form 4 reporting that he beneficially owned greater than 10% of the outstanding common stock.
NOTE 19. SUBSEQUENT EVENTS
The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.
Termination of Arkansas Leases

As previously reported, the Company subleased through its subsidiaries (the “Aria Sublessors”) nine facilities located in Arkansas (the “Arkansas Facilities”) to affiliates (the “Aria Sublessees”) of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Eight of the Aria Subleases commenced on May 1, 2015, and the remaining Aria Sublease commenced on November 1, 2015. Effective February 3, 2016, each Aria Sublessor terminated the applicable Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease.

The Aria Subleases were structured as triple net leases wherein the respective Aria Sublessee was responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the sublease. The term of each Aria Sublease was approximately fifteen (15) years, and the annual aggregate base and special rent payable to the Company under the Aria Subleases was approximately $5.1 million in the first year of such subleases and the base rent was subject to specified annual rent escalators. On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”), for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “Note”) in favor of the Company. Since July 17, 2015, the Note has been amended from time to time and currently has an outstanding principal amount of $1.75 million and had a maturity date of December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases. The Company is currently seeking the repayment of the Note in accordance with its terms and expects full repayment.

Lease of Arkansas Facilities

On February 5, 2016, nine wholly-owned subsidiaries of the Company (each, a “Skyline Lessor”) entered into a Master Lease Agreement (the “Skyline Lease”) pursuant to which each Skyline Lessor will lease to Skyline Healthcare LLC (“Skyline”), or other entity to be formed by Skyline (the “Skyline Lessee”), one of the Arkansas Facilities. The term of the Skyline Lease commences on April 1, 2016, as amended, subject to, among other things: (i) the Skyline Lessee’s receipt of all licenses from the Arkansas Department of Health to operate the Arkansas Facilities; and (ii) approval of the mortgage lenders for the Arkansas Facilities with respect to the Skyline Lease. The Skyline Lease is structured as triple net lease wherein the Skyline Lessee is responsible for the day-to-day operation, ongoing maintenance, taxes and insurance for the duration of the lease. The initial lease term of the Skyline Lease is fifteen (15) years with two (2) separate renewal terms of five (5) years each. The annual rent under the Skyline Lease in the first year will be $5.4 million, and such rent shall escalate at 2.5% each year during the initial term and any subsequent renewal terms. Skyline has guaranteed the obligations of its affiliates.

In connection with the Skyline Lease, the Skyline Lessors entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which Mr. Schwartz, or an entity designated by Mr. Schwartz (the “Purchaser”), has an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, which the Purchaser may exercise in accordance with such agreement until May 1, 2016. In the event that the Purchaser exercises such option, the Purchaser and the Skyline Lessors shall enter into a purchase agreement containing usual and customary representations, warranties and closing prorations. The purchase price shall be paid by the Purchaser as $52.0 million in cash at closing with the balance of the purchase price to evidenced by a promissory note executed by the Purchaser. The closing of such purchase and sale shall take place on or before August 1, 2016 on a date designated by the Purchaser to the Skyline Lessors in writing.

New Beginnings

On January 22, 2016, New Beginnings Care LLC and its affiliates ("New Beginnings") filed a petition to reorganize its finances under the U.S. Federal Bankruptcy Code (the "Bankruptcy Code"). To date, New Beginnings has neither affirmed nor rejected the Master Lease entered into on November 3, 2015 with respect to the Jeffersonville, Oceanside, and Savannah Beach facilities. The Company is in discussions with New Beginnings and other potential operators about renting such facilities.

In March 2016, the Centers for Medicare and Medicaid Services ("CMS") decertified the Jeffersonville facility meaning the facility can no longer accept Medicare or Medicaid patients. The operator is considering appealing the decision by CMS.

Common Stock Repurchase Activity

As of January 26, 2016, the Company repurchased 150,000 shares of the Company’s common stock pursuant to the share repurchase program announced on November 12, 2015 (the “Repurchase Program”) at an average price of approximately $2.05 per share. Pursuant to the Repurchase Program, the Company is authorized to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period. Share repurchases may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. The Repurchase Program may be suspended or discontinued at any time.

Sale of Arkansas Building

On February 12, 2016, the Company sold an unused office building located Rogers, Arkansas for $0.3 million.

Refinancing Commitments

On March 24, 2016, the Company received a commitment from a lender to refinance the Bentonville, Heritage Park and River Valley Credit Facility, the Little Rock Credit Facility, and the Northridge, Woodland Hills and Abington Credit Facility for a combined total of $25.4 million of debt subject to definitive documentation and certain closing conditions.

On March 24, 2016, the Company obtained a lender commitment to extend the maturity date of the Georgetown and Sumter Credit Facility from September 2016 to June 2017 subject to definitive documentation and certain closing conditions.

On March 29, 2016, the Company obtained a lender commitment to extend the maturity date of the Quail Creek Credit facility from September 2016 to September 2018 subject to definitive documentation and certain closing conditions.

Review of Strategic Alternatives

On March 29, 2016, the Company announced that given that the transition to a healthcare property holding and leasing company is complete, the Board of Directors has begun to explore strategic alternatives for the Company.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial, have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.
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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None

PART III
Our website address is www.adcarehealth.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports from the investor relations page of our website. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports should also be available through the SEC's website at www.sec.gov.
The charters for the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee are available in the corporate governance subsection of the investor relations section of our website, www.adcarehealth.com, and are also available in print upon written request to the Corporate Secretary, AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
William McBride, III	56	Chairman and Chief Executive Officer
Allan J. Rimland	53	Director, President, Chief Financial Officer, and Corporate Secretary
E. Clinton Cain	35	Senior Vice President, Chief Accounting Officer and Controller
Michael J. Fox	38	Director
Thomas W. Knaup	67	Director
Brent Morrison	39	Director
David A. Tenwick	78	Director
At the Company’s 2015 Annual Meeting of Shareholders held on December 10, 2015 (the “2015 Meeting”), the Company’s shareholders approved amendments to the Company’s Articles of Incorporation and Bylaws to provide for the declassification of the Board. As a result of such amendments, the Company’s classified Board was eliminated, and directors will be elected for one-year terms beginning with the Company’s 2016 Annual Meeting of Shareholders (the “2016 Meeting”). All of the Company’s directors (including those elected at the 2015 Meeting) agreed to voluntarily relinquish the portion of their terms as directors extending beyond the 2016 Meeting. As a result, all of the Company’s directors will stand for re-election at the 2016 Meeting for a one-year term.
All executive officers serve at the discretion of the Board of Directors, subject to applicable employment agreements (see Part III, "Item 11. Executive Compensation—Employment Agreements with Current Officers").
Biographical information with respect to each of our executive officers and directors is set forth below.
William McBride, III.    Mr. McBride has served as a director and the Company's Chief Executive Officer since October 2014 and as Chairman of the Board since March 25, 2015. Mr. McBride also served as the Company’s President from October 2014 through March 2015. From 2002 until October 2014, Mr. McBride served as the principal and owner of Santa Barbara Aircraft Management and Coastal Aircraft Maintenance, which provided management and maintenance services for turbine aircraft. From 1994 to 2000, Mr. McBride was employed by Assisted Living Concepts, a publicly-traded assisted living company, ultimately serving as its Chairman and Chief Executive Officer. From 1992 to 1997, Mr. McBride served as the President and Chief Operating Officer and as a director of LTC Properties, a publicly traded REIT specializing in senior housing and healthcare properties. Mr. McBride has previously served on the Board of Directors of Malan Realty Properties, a publicly-traded commercial property REIT. Mr. McBride's expertise and leadership of publicly-traded healthcare companies and REITs provide experience that the Board considers valuable.
Allan J. Rimland.   Mr. Rimland, has served as a director since October 14, 2015, as the Company’s President and Chief Financial Officer since April 1, 2015 and as the Company's Secretary since May 1, 2015. From 2011 through February 2015, Mr. Rimland served as a Managing Director at Stephens Inc., a financial services firm, within its Investment Banking Group. In part, Mr. Rimland was responsible for originating and leading mergers and acquisitions and capital raising transactions for healthcare services clients. During the three years prior to working at Stephens Inc., Mr. Rimland was a Managing Director at JMP Securities LLC, an investment bank, where he served as Co-Head of its Healthcare Services and IT Investment Banking Group. At JMP Securities, LLC, Mr. Rimland focused on mergers and acquisitions and public and private equity capital raising for healthcare services clients. Prior thereto, he was an investment banker at a number of investment banks including: Wachovia Capital Markets,

Banc of America Securities and Morgan Stanley Dean Witter. He graduated from the University of Pennsylvania’s Wharton School and Moore School of Electrical Engineering and earned a Master of Business Administration from the University of Chicago’s Graduate School of Business. Mr. Rimland’s expertise and background in investment banking, particularly in mergers and acquisitions and capital raising, and his knowledge and relationships in the healthcare services and related REIT sectors provide experience that the Board considers valuable.
E. Clinton Cain. Mr. Cain, has served as the Company's Senior Vice President, Chief Accounting Officer and Controller since February 4, 2016. Mr. Cain has previously served as Vice President of Finance at the Company beginning September 2014, before which time he worked as a Senior Financial Analyst at the Company beginning in June 2011. Prior to joining the Company, Mr. Cain worked as an audit associate at Habif, Arogeti & Wynne, LLP, in Atlanta, Georgia, and Huber, Erickson, and Bowman, LLC, in Salt Lake City, Utah, both certified public accounting firms. Mr. Cain is a Certified Public Accountant and has a Master of Accounting from the University of Utah and a B.S. in Accounting from Brigham Young University.
Michael J. Fox.    Mr. Fox has served as a director since October 2013. Mr. Fox is the Chief Executive Officer of Park City Capital, LLC ("Park City"), an equity hedge fund he founded in June 2008. From 2000 to 2008, Mr. Fox worked at J.P. Morgan Securities, where he served as a Senior Analyst and Vice President. In this position, Mr. Fox served as the head of JPMorgan's Business Services Equity Research Group that covered 16 companies, including commercial real estate services, construction services, uniform rental services and staffing services. Mr. Fox also serves on the Board of Resonant, Inc. Mr. Fox received his Bachelor of Business Administration (BBA) from Texas Christian University. Mr. Fox's expertise and background in the financial and equity markets and his involvement in researching the commercial real estate industry provide experience that the Board considers valuable.
Thomas W. Knaup. Mr. Knaup has served as a director since October 14, 2015. From November 2014 through September 2015, Mr. Knaup provided certain insurance-related consulting services to the Company. Since 2004, Mr. Knaup has worked as a private real estate investor. Prior to that, Mr. Knaup was employed for approximately twelve years with Aon, California (a division of Aon Corporation, a global professional services firm specializing in risk management, insurance and reinsurance brokerage), where he held positions of increasing responsibility, including Senior Vice President. Mr. Knaup has over 30 years of experience in the insurance brokerage business and has developed a strong expertise in the long-term care industry. Mr. Knaup’s expertise and background in the insurance and long-term care industries and his work in the field of real estate investment provide experience that the Board considers valuable.
Brent Morrison.    Mr. Morrison, CFA, has served as a director since October 2014. Mr. Morrison also serves on the board of directors of iPass Inc., which provides global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services. Mr. Morrison is currently the Managing Director of Zuma Capital Management LLC, a position he has held since 2012. Prior thereto, Mr. Morrison was the Senior Research Analyst at the Strome Group, a private investment firm, from 2009 to 2012, a Research Analyst at Clocktower Capital, LLC, a global long/short equity hedge fund based in Beverly Hills, California, from 2007 to 2009 and a Vice President of Wilshire Associates, a financial consulting firm, from 1999 to 2007. Mr. Morrison's expertise and background in the financial and equity markets provide experience that the Board of Directors considers valuable.
David A. Tenwick.    Mr. Tenwick is our founder and has served as a director since our organization was founded in August 1991. Mr. Tenwick also served as Chairman of the Board from our founding until March 2015. Prior to our founding, Mr. Tenwick was an independent business consultant from 1982 to 1990. In this capacity, he has served as a director and an officer of several businesses, including Douglass Financial Corporation, a surety company, and AmeriCare Health & Retirement, Inc., a long-term care management company. From 1967 until 1982, Mr. Tenwick was a director and an officer of Nucorp Energy, Inc., a company which he co-founded. Nucorp Energy was a public company that invested in oil and gas properties and commercial and residential real estate. Prior to founding Nucorp Energy, Mr. Tenwick was an enforcement attorney for the SEC. Mr. Tenwick is a member of the Ohio State Bar Association and was a founding member of the Ohio Assisted Living Association, an association that promotes high quality assisted living throughout the State of Ohio. Mr. Tenwick earned his Bachelor of Business Administration and Juris Doctor (J.D.) degrees from the University of Cincinnati in 1960 and 1962, respectively. Mr. Tenwick's tenure with the Company and legal and business background provide experience that the Board considers valuable.
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

Michael J. Fox. On October 1, 2013, we entered into a letter agreement (the “Fox Agreement”) with Park City and Mr. Fox. Pursuant to the Fox Agreement, effective October 1, 2013, the Board increased the size of the Board from nine to ten members and appointed Mr. Fox as a director of the Company to fill the vacancy created thereby for a term that expired at the 2013 Annual Meeting of Shareholders. We also agreed: (i) to include Mr. Fox in our slate of nominees for election as a Class I director at the 2013 Annual Meeting of Shareholders held on December 12, 2013 to hold office until the 2014 Annual Meeting of Shareholders; and (ii) to use our reasonable best efforts to cause the re-election of Mr. Fox to the Board of Directors as a Class I director at the 2013 Annual Meeting of Shareholders.
Pursuant to the Fox Agreement, for so long as Mr. Fox serves as a director of the Company as a nominee of the Board, Park City shall take such action as may be required so that all of the capital stock of the Company which is entitled to vote generally in the election of directors (the “Voting Securities”) and is beneficially owned by Park City, or any person who, within the meaning of Rule 12b-2 under the Exchange Act, is “controlling,” “controlled by” or “under common control with” Park City (the “Park City Group”), is voted in favor of each of the Boards' nominees to the Board at any and all meetings of our shareholders or at any adjournment or postponement thereof or in any other circumstance in connection with which a vote, consent or other approval of holders of Voting Securities is sought with respect to the election of any nominee to the Board.
In addition, for so long as Mr. Fox serves on the Board as a director of the Company as a nominee of the Board, Park City will not do or agree or commit to do (or encourage any other person to do or agree or commit to do) and will not permit any member of the Park City Group or any affiliate or associate thereof to do or agree or commit to do (or encourage any other person to do or agree or commit to do) any of the following:

(i)
solicit proxies or written consents of shareholders with respect to any Voting Securities, or make, or in any way participate in, any solicitation of any proxy to vote any Voting Securities (other than as conducted by us), or become a participant in any election contest with respect to us;

(ii)  seek to call, or request the call of, a special meeting of shareholders or seek to make, or make, any shareholder proposal at any meeting of shareholders that has not first been approved in writing by the Board;

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

Furthermore, pursuant to the Fox Agreement, for so long as Mr. Fox serves as a director of the Company as a nominee of the Board, Mr. Fox agrees to comply with all applicable policies and guidelines of the Company and, consistent with his fiduciary duties and his obligations of confidentiality as a member of the Board, to refrain from communicating to anyone any nonpublic information about us that he learns in his capacity as a member of the Board (which agreement shall remain in effect after Mr. Fox leaves the Board). Notwithstanding the foregoing, Mr. Fox may communicate such information to any member of the Park City Group who agrees to be bound by the same confidentiality restrictions applicable to Mr. Fox, provided that Mr. Fox shall be liable for any breach of such confidentiality by any such member. In addition, Mr. Fox has confirmed that each of the other members of the Park City Group has agreed not to trade in any of our securities while in possession of any nonpublic material information about us if and to the extent doing so would be in violation of applicable law or, without the prior written approval of the Board, to trade in any of our securities during any blackout period imposed by us.
Allan J. Rimland. The employment agreement between the Company and Mr. Rimland acknowledges the Company’s intention to cause Mr. Rimland to be appointed to the Board at such time as it would not cause the Company to violate the NYSE MKT rules.
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
The Audit Committee was established in 1995, and its charter was adopted in December 2005. The current members of the Audit Committee are Messrs. Fox, Knaup and Morrison. As of January 1, 2015, the Audit Committee was comprised of Mr. Morrison,

Peter J. Hackett, Philip S. Radcliffe and Laurence E. Sturtz. Mr. Sturtz and Mr. Hackett resigned from the Board effective January 3, 2015 and April 1, 2015, respectively. The Board appointed Mr. Fox as a member of the Audit Committee effective April 1, 2015. Effective as of the 2015 Meeting, Mr. Radcliffe retired from the Board upon the expiration of his term as director, and Mr. Knaup was appointed to serve on the Audit Committee. Each of Messrs. Fox, Knaup, Morrison, Hackett, Radcliffe and Sturtz is considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE MKT listing standards and the rules of the SEC. The Board has designated Brent Morrison as Chairman of the Audit Committee and has determined that Mr. Morrison is an "audit committee financial expert" as defined by Item 407 of Regulation S-K of the Exchange Act.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the "Reporting Persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements during fiscal year 2015, except that Mr. Fox filed a late report on Form 4 to report an award of stock options.
Code of Ethics
We have adopted a written code of conduct, our Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of AdCare (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions). Our Code of Business Conduct and Ethics is available in the corporate governance subsection of the investor relations page of our website, www.adcarehealth.com, and is also available in print upon written request to our Corporate Secretary, AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.

Item 11.    Executive Compensation.
Summary Compensation Table
The following table sets forth the compensation awarded to, paid to or earned by our principal executive officer and certain other current and former officers whose total compensation exceeded $100,000 for the years ended December 31, 2015 and December 31, 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(A)	(B)	(C)	(D)	(E)		(F)		(G)	(H)	(I)		(J)
William McBride III, Chairman and Chief Executive Officer (principal executive officer)	2015	300,000	50,000	225,497	(2)	—		—	—	553,342	(3)	1,128,839
	2014	75,000		673,500	(4)	503,774	(5)	—	—	—		1,252,274
Allan J. Rimland, Director, President, Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	2015	187,500	—	525,000	(6)	234,273	(7)	—	—	99,603	(8)	1,046,376

Sheryl A. Wolf, Former Senior Vice President, Controller and Chief Accounting Officer	2015	86,680	72,427	—	—	—	—	—	—	8,855	(9)	167,962
	2014	209,060	27,522	—	—	—	—	—	—	—		236,582

(1)
The amounts set forth in Columns (E) and (F) above reflect the full aggregate grant date fair value of the awards (see Note 13 - Stock Based Compensation to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" for a description of the assumptions used to determine fair value).

(2)
Represents: (i) a restricted stock award of 50,000 shares of common stock with a grant price of $4.49 per share, which vests with respect to one-third of such shares on October 10, 2015, October 10, 2016 and October 10, 2017; and (ii) a restricted stock award of 6,157 shares of common stock with a grant price of $4.06 per share, which vested immediately on the grant date of May 12, 2015.

(3)
Represents: (i) certain business-related and commuting expenses reimbursed by the Company of approximately $96,526; and (ii) amounts paid to Mr. McBride in respect of the taxes owed by Mr. McBride related to a restricted stock award of 50,000 shares of common stock granted January 1, 2015 and the vesting of 50,000 shares of restricted stock granted on October 10, 2014. Pursuant to Mr. McBride's employment agreement, the Company agreed to pay all taxes owed in connection with the grants.

(4)
Represents a restricted stock award of 150,000 shares of common stock with a grant price of $4.49 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of October 10, 2014.

(5)
Represents a warrant to purchase 300,000 shares of common stock with an exercise price of $4.49 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of October 10, 2014.

(6)
Represents a restricted stock award of 125,000 shares of common stock with a grant price of $4.20 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of April 1, 2015.

(7)
Represents a warrant to purchase 275,000 shares of common stock with an exercise price of $4.25 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of April 1, 2015.

(8)
Represents: (i) a payment of approximately $20,000 for consulting services provided by Mr. Rimland prior to his employment with the Company; (ii) insurance costs of $15,283 reimbursed by the Company pursuant to Mr. Rimland's employment agreement; and (iii) certain business-related and commuting expenses reimbursed by the Company of approximately $64,320.

(9)	Represents earned but unused vacation paid out upon resignation.
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
In connection with Mr. McBride’s employment, the Company granted to Mr. McBride: (i) on October 10, 2014, 150,000 shares of restricted common stock, which vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (ii) on January 1, 2015, 50,000 shares of restricted common stock, which vest as to one-third of the shares on October 10, 2015, October 10, 2016 and October 10, 2017; and (iii) on October 10, 2014, a ten-year warrant to purchase 300,000 shares of common stock, with an exercise price of $4.49, which vests as to one-third of the shares on each of the three subsequent anniversaries of the grant date. The awards of restricted common stock were granted under the Company’s 2011 Stock Incentive Plan. Under the employment agreement, the Company also will pay to Mr. McBride an additional bonus during each applicable year to reimburse him for any state and federal income tax liability he incurs as a result of the vesting of his restricted stock awards (whether by the passage of time or upon acceleration of vesting), which bonus amount shall be “grossed up” to compensate Mr. McBride for the additional tax liability of such bonus.
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
Allan J. Rimland. On March 25, 2015, the Board appointed Allan J. Rimland to serve as the Company’s President and Chief Financial Officer, effective April 1, 2015, Corporate Secretary, effective May 1, 2015, and Director, effective October 14, 2015. The Company and Mr. Rimland executed an employment agreement, effective as of April 1, 2015, pursuant to which the Company will employ Mr. Rimland as its President and Chief Financial Officer on the following terms: (i) the Company will pay to Mr. Rimland an annual base salary of $250,000, subject to increase by the Compensation Committee; (ii) Mr. Rimland will be eligible to earn an annual bonus based on achievement of performance goals established by the Compensation Committee of up to 100% of his base salary; and (iii) the Company will provide Mr. Rimland with such other benefits as other senior executives of the Company receive. Pursuant to the employment agreement, the Company will employ Mr. Rimland for an initial term of three years, subject to automatic consecutive renewal terms of one year unless notice of non−renewal is provided pursuant to the employment agreement.

In connection with Mr. Rimland’s employment, the Company granted to Mr. Rimland on April 1, 2015: (i) pursuant to the Company’s 2011 Stock Incentive Plan, 125,000 shares of restricted common stock, which vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; and (ii) a ten-year warrant to purchase 275,000 shares of common stock with an exercise price per share equal to $4.25. The warrant vests as to one-third of the shares on each of the three subsequent anniversaries of the grant. Under the employment agreement, the Company also will pay to Mr. Rimland an additional bonus during each applicable year to reimburse him for any state and federal income tax liability he incurs as a result of the vesting of the restricted stock award (whether by the passage of time or upon acceleration of vesting), which bonus amount shall be “grossed up” to compensate Mr. Rimland for the additional tax liability of such bonus.

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

E. Clinton Cain. On February 4, 2016, the Board approved E. Clinton Cain as the Company’s Senior Vice President, Chief Accounting Officer and Controller. On February 8, 2016, the Company and Mr. Cain agreed that, in the event that Mr. Cain’s employment is terminated without cause, Mr. Cain will be entitled to twelve (12) months of severance pay comprised of salary continuation. For this purpose, “cause” is defined as as due to negligence or misconduct in the performance of Mr. Cain’s material duties that directly results in an economic loss to AdCare.

Arrangement With Former Officer

Sheryl A. Wolf. Sheryl A. Wolf, the Company’s former Senior Vice President, Controller and Chief Accounting Officer, resigned from the Company effective May 1, 2015. Ms. Wolf received: (i) a $25,000 bonus for the timely filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014; (ii) a $25,000 bonus for the timely filing of the 2014 Annual Report; (iii) a bonus of $27,522 for the Company’s performance through September 30, 2014; and (iv) a retention bonus of $21,093 for remaining employed by the Company through March 31, 2015. The Company did not enter into an employment agreement or separation agreement with Ms. Wolf.

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
Outstanding Equity Awards at Fiscal Year-End Table
The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2015:

	OPTION AWARDS						STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Stock that is Not Vested	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
William McBride III, Chairman and Chief Executive Officer	100,000	200,000	(1)	—	$4.49	10/10/2024
									100,000	(2)	$249,000
									33,334	(3)	$83,002
Allan J. Rimland, Director, President, Chief Financial Officer and Corporate Secretary	—	275,000	(4)	—	$4.25	4/1/2025
									125,000	(5)	$311,250

(1)	Warrant vests on the following schedule: 100,000 shares on October 10, 2016 and 100,000 shares on October 10, 2017.

(2)	Restricted shares vest on the following schedule: 50,000 shares on October 10, 2016 and 50,000 shares on October 10, 2017.

(3)	Restricted shares vest on the following schedule: 16,667 shares on October 10, 2016 and 16,667 shares on October 10, 2017.

(4)	Warrant vests on the following schedule: 91,666 shares on April 1, 2016, 91,667 shares on April 1, 2017, and 91,667 shares on April 1, 2018.

(5)	Restricted shares vest on the following schedule: 41,666 shares on April 1, 2016, 41,667 shares on April 1, 2017, and 41,667 shares on April 1, 2018.
Director Compensation
Director Compensation and Reimbursement Arrangements
For the year ended December 31, 2015, our independent directors were paid pursuant to a new director compensation plan (the "Director Compensation Plan"), discussed below. In addition, each director an additional $1,000 per in-person Board meeting attended.
On December 17, 2014, the Compensation Committee and the Board approved the Director Compensation Plan for the year ending December 31, 2015. Pursuant to this 2015 plan, director fees for all non-employee directors were $75,000, payable in restricted stock awards or options to purchase common stock granted pursuant to the Company’s 2011 Stock Incentive Plan. In accordance with this plan, on December 17, 2014: (i) Messrs. Brogdon, Radcliffe and Tenwick were granted restricted stock awards of 19,231 shares of common stock with a grant price of $3.90 per share, which shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (ii) Messrs. Hackett and Sturtz were granted restricted stock awards of 6,411 shares of common stock with a grant price of $3.90 per share, which shall vest in full on December 17, 2015; and (iii) Messrs. Fox and

Morrison were granted options to purchase 51,865 shares of common stock with an exercise price of $3.90 per share, which shall vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date.
On October 21, 2015, the Board granted a restricted stock award of 22,866 shares of common stock with a grant price of $3.28 per share to Tom Knaup in connection with his services as Director during 2015 and 2016. The award vests ratably on the first, second and third anniversaries of the grant date.
In January 2016, the Compensation Committee and the Board approved the Director Compensation program for the year ending December 31, 2016. Pursuant to this plan, 2016 director fees for non-employee directors were $75,000 payable in restricted stock awards granted pursuant to the Company’s 2011 Stock Incentive Plan. In accordance with this plan, on January 27, 2016, the Company granted to each of Mr. Fox, Mr. Morrison and Mr. Tenwick a restricted stock award for 36,232 shares of common stock, which vests as to one-third of the shares on January 1, 2017, January 1, 2018 and January 1, 2019.

Non-employee directors are reimbursed for travel and other out-of-pocket expenses for travel in connection with their duties as directors.
Director Compensation Table
The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2015. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board of Directors:

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)(1)		Option awards (d)(2)		Non-equity incentive plan compensation (e)	Change in pension value and non- qualified deferred compensation earnings (f)	All other compensation (g)		Total
Christopher F. Brogdon*	$3,000	$75,001	(3)	—		—	—	—		$78,001
Michael J. Fox	3,000	—		$75,001	(4)	—	—	—		78,001
Peter J. Hackett**	1,000	25,003	(5)	—		—	—	—		26,003
Tom Knaup***	—	75,000	(6)	—		—	—	$115,000	(7)	75,000
Brent Morrison	3,000	—		75,001	(4)	—	—	—		78,001
Philip S. Radcliffe****	3,000	75,001	(3)	—		—	—	—		78,001
Laurence E. Sturtz*****	—	25,003	(5)	—		—	—	—		25,003
David A. Tenwick	3,000	75,001	(3)	—		—	—	—		78,001

(*)     Mr. Brogdon resigned as a director of the Company effective November 20, 2015.

(**)     Mr. Hackett resigned as a director of the Company effective April 1, 2015.

(***)     Mr. Knaup was appointed as Class II Director of the Company effective October 13, 2015.

(****)     Mr. Radcliffe retired as a director of the Company effective December 10, 2015.

(*****) Mr. Sturtz resigned as a director of the Company effective January 3, 2015.

(1)	The amounts set forth in Column (c) reflect the full aggregate grant date market value of the awards granted December 17, 2014 for 2015 director compensation.

(2)
The amounts set forth in Column (d) reflect the full aggregate grant date market value of the awards granted December 17, 2014 for 2015 director compensation (see Note 13 - Stock Based Compensation for a description of the assumptions used to determine fair value).

(3)
Represents a restricted stock grant of 19,231 shares of common stock with a grant price of $3.90 per share and vesting as to one-third of the shares each year for three years on the anniversary of the grant date of December 17, 2014.

(4)
Represents an option granted to purchase 51,865 shares of common stock with an exercise price of $3.90 per share and vesting as to one-third of the shares each year for three years on the anniversary of the grant date of December 17, 2014.

(5)	Represents a restricted stock grant of 6,411 shares of common stock with a grant price of $3.90 per share and vested on June 17, 2015.

(6)
Represents a restricted stock award of 22,866 shares of common stock with a grant price of $3.28 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of October 21, 2015.

(7)	Represents consulting fees paid to Mr. Knaup for services provided from December 2014 through October 2015.

(8)
The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2015 are shown below:

	As of December 31, 2015
	Number of Shares Subject to Outstanding Options or Warrants		Number of Shares of Unvested Restricted Stock
Director	Exercisable	Unexercisable
Christopher F. Brogdon	347,288	—	19,231	(a)
Michael J. Fox	367,373	34,577	—
Peter J. Hackett	—	—	—
Tom Knaup	—	—	22,866
Brent Morrison	17,288	34,577	—
Philip S. Radcliffe	10,304	—	—	(b)
Laurence E. Sturtz	40,600	—	—
David A. Tenwick	137,250	—	12,821

(a)
The restricted shares granted to Mr. Brogdon on December 17, 2014 will vest upon repayment of the promissory note issued by Mr. Brogdon to the Company (see Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Party Transactions - "Promissory Note Issued by Brogdon").

(b)	The restricted shares granted to Mr. Radcliffe on December 17, 2014 fully vested upon his retirement as Director per the terms of his restricted award.
Brogdon Consulting Agreement
In December 2012, the Company entered into a consulting agreement, as amended, with Mr. Brogdon pursuant to which Mr. Brogdon is compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. On November 20, 2015, Mr. Brogdon resigned from the Board with immediate effect and the respective consulting agreement was concurrently terminated.
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
Beneficial Ownership of Common Stock
The following table furnishes information, as of March 28, 2016, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., "Executive Compensation Table"; and (iii) our directors and executive officers as a group. As of March 28, 2016, there were 19,948,534 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Outstanding Common Stock (3)
5% Beneficial Owners (Excluding Directors and Executive Officers):
Doucet Asset Management, LLC (4)	1,611,925	(5)	8.1%
Formidable Asset Management, LLC (6)	1,382,774	(7)	6.9%
Christopher Brogdon (8)	1,371,958	(9)	6.8%
Connie B. Brogdon (10)	1,371,958	(11)	6.8%
Park City Capital, LLC (12)	1,313,712	(13)	6.4%
Directors and Executive Officers:
Michael J. Fox	1,388,899	(14)	6.8%
David A. Tenwick	552,132	(15)	2.7%
William McBride III	432,329	(16)	2.1%
Allan J. Rimland	325,143	(17)	1.6%
Brent Morrison	53,520	(18)	*
Tom Knaup	22,866	(19)	*
E. Clinton Cain	15,442	(20)	*
All Directors and Executive Officers as a Group:	2,790,331		13.7%
Former Executive Officer:
Sheryl A. Wolf	—		*
*    Less than one percent.

(1)	The address for each of our directors and executive officers is c/o AdCare Health Systems, Inc., 1145 Hembree Road, Roswell, Georgia 30076.

(2)	Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.

(3)	Percentage is calculated based on 19,948,534 shares of common stock outstanding as of March 28, 2016.

(4)	The address for Doucet Asset Management, LLC is 2204 Lakeshore Drive, Suite 304, Birmingham, Alabama 35209.

(5)
The information set forth in this table regarding Doucet Asset Management, LLC is based on a Schedule 13D filed with the SEC by Doucet Asset Management, LLC and other reporting persons on January 20, 2016, and other information known to the Company. Doucet Capital, LLC has shared voting and dispositive power with respect to 1,611,925 of the shares. Doucet Asset Management, LLC has shared voting and dispositive power with respect to 1,611,925 of the shares. Christopher L. Doucet, managing member of Doucet Capital, LLC and CEO and control person of Doucet Asset Management, LLC, has shared voting and dispositive power with respect to 1,611,925 of the shares. Suzette A. Doucet, CFO and control person of Doucet Asset Management, LLC, has shared voting and dispositive power with respect to 1,611,925 of the shares.

(6)	The address for Formidable Asset Management, LLC is 221 East 4th Street, Suite 2850, Cincinnati, Ohio 45202.

(7)
The information set forth in this table regarding Formidable Asset Management, LLC is based on a Schedule 13G filed with the SEC by Formidable Asset Management, LLC on February 3, 2016, and other information known to the Company. Formidable Asset Management, LLC has sole voting with respect to 5,000 shares and sole dispositive power with respect to 1,382,774 of the shares.

(8)	The address for Christopher Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.

(9)
Includes: (i) 240,527 shares of common stock held directly by Christopher Brogdon; (ii) 784,143 shares of common stock held by Connie B. Brogdon (his spouse); (iii) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $3.46 per share; and (v) warrants to purchase 115,762 shares of common stock held by Christopher Brogdon at an exercise price of $4.32 per share.

(10)	The address for Connie B. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.

(11)
Includes: (i) 240,527 shares of common stock held directly by Christopher Brogdon (her spouse); (ii) 784,143 shares of common stock held by Connie B. Brogdon; (iii) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Christopher Brogdon at an exercise price of $3.46 per share; and (v) warrants to purchase 115,762 shares of common stock held by Christopher Brogdon at an exercise price of $4.32 per share.

(12)	The address for Park City Capital, LLC is 200 Crescent Court, Suite 1575, Dallas, Texas 75201.

(13)
The information set forth in this table regarding Park City is based on a Schedule 13 D/A filed with the SEC on February 23, 2015 and other information known to the Company. Park City Capital Offshore Master, Ltd. has shared voting and dispositive power with respect to 1,211,462 of the shares. Park City Special Opportunity Fund, Ltd. has shared voting and dispositive power with respect to 102,250 of the shares. Park City Capital, LLC has shared voting and dispositive power with respect to 1,313,712 of the shares. PCC SOF GP, LLC has shared voting and dispositive power with respect to 102,250 of the shares. Michael J. Fox has sole voting and dispositive power with respect to 75,187 of the shares and shared voting and dispositive power with respect to 1,313,712 of the shares. Park City Capital Offshore Master, Ltd. has a convertible promissory note convertible into 235,294 shares of common stock at a conversion price of $4.25 per share. The convertible promissory note is subject to certain beneficial ownership limitations.

(14)
Includes: (i) 36,232 shares of common stock held directly by Mr. Fox; (ii) 750,000 shares of common stock held by affiliates of Mr. Fox; (iii) options to purchase 21,667 shares of common stock held directly by Mr. Fox at an exercise price of $4.06 per share; (iv) options to purchase 17,288 shares of common stock held directly by Mr. Fox at an exercise price of $3.90 per share; (v) a warrant to purchase 109,473 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $2.57 per share; (vi) a warrant to purchase 109,473 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $3.43 per share; (vii) a warrant to purchase 109,472 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $1.93 per share; and (viii) a convertible promissory note held by an affiliate of Mr. Fox convertible into 235,294 shares of common stock at a conversion price of $4.25 per share. The convertible promissory note beneficially owned by Mr. Fox is subject to certain beneficial ownership limitations.

(15)
Includes: (i) 414,882 shares of common stock held by Mr. Tenwick; (ii) options to purchase 27,778 shares of common stock at an exercise price of $4.06 per share; and (iii) warrants to purchase 109,472 shares of common stock at an exercise price of $1.04 per share.

(16)
Includes: (i) 255,143 shares of common stock held by Mr. McBride; (ii) warrants to purchase 100,000 shares of common stock at an exercise price of $4.49 per share; and (iii) options to purchase 77,186 shares of common stock at an exercise price of $2.07 per share.

(17)
Includes: (i) 169,155 shares of common stock held by Mr. Rimland; (ii) warrants to purchase 91,667 shares of common stock at an exercise price of $4.49 per share; and (iii) options to purchase 64,321 shares of common stock at an exercise price of $2.07 per share.

(18)	Includes: (i) 36,232 shares of common stock held by Mr. Morrison; and (ii) options to purchase 17,288 shares of common stock held by Mr. Fox at an exercise price of $3.90 per share.

(19)	Includes 22,866 shares of common stock held by Mr. Knaup.

(20)
Includes: (i) 7,792 shares of common stock held by Mr. Cain; (ii) options to purchase 3,150 shares of common stock held by Mr. Cain at an exercise price of $3.93 per share; and (iii) options to purchase 4,500 shares of common stock held by Mr. Cain at an exercise price of $4.30 per share.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Riverchase. On April 9, 2010, Riverchase then a wholly owned subsidiary of the Company, entered into a Purchase Agreement (the "Purchase Agreement") with an Oklahoma limited liability company controlled by a bank to acquire the assets of Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama, for a purchase price of approximately $5.0 million. On June 22, 2010, the Company assigned to Mr. Brogdon (a then director of the Company, beneficial owner of more than 5% of the common stock and the Company’s former Chief Acquisition Officer) 100% of the membership interests in Riverchase (the "Assignment"). On June 25, 2010, Riverchase, then owned by Mr. Brogdon, purchased the Riverchase Village facility pursuant to the terms of the Purchase Agreement.

In connection with the acquisition of the Riverchase Village facility, Riverchase borrowed from the Medical Clinic Board of the City of Hoover, Alabama the proceeds from the issuance of the Riverchase Bonds comprised of $5.8 million in First Mortgage Healthcare Facility Revenue Bonds (Series 2010 A) and $0.5 million in First Mortgage Revenue Bonds (Series 2010 B). Riverchase used such proceeds to acquire the Riverchase Village facility, pay the cost of certain repairs and improvements to such facility, fund certain services and pay the cost of the issuance of the bonds. As part of the financing, AdCare guaranteed Riverchase’s obligations under the Riverchase bonds. See Part II, Item 8, “Notes to Consolidated Financial Statements - Note 9 - Notes Payable and Other Debt - Senior Debt - Bonds, Net of Discount - Riverchase” of this Annual Report.

As consideration for the Assignment and AdCare’s guarantee of Riverchase’s obligations under the Riverchase Bonds, Mr. Brogdon granted to a wholly owned subsidiary of the Company an exclusive and irrevocable option pursuant to an Option Agreement (the “Option Agreement”) to acquire Riverchase (the “Riverchase Option”) through June 22, 2012 for an exercise price of $100,000 and otherwise under the same terms and conditions set forth in the Purchase Agreement. In addition, another wholly owned subsidiary of the Company entered into a five-year year Management Agreement (the "Management Agreement") with Riverchase pursuant to which such subsidiary supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility. On June 22, 2013, the Company subsidiary and Riverchase agreed to mutually terminate the Management Agreement.

On July 26, 2012 and June 22, 2013, the Company subsidiary and Mr. Brogdon amended the Option Agreement to extend the last date on which the Riverchase Option may be exercised through June 22, 2013 and June 22, 2014, respectively. The Riverchase Option was subsequently extended to June 22, 2015. See “– Letter Agreement with Brogdon.”

Sale of Riverchase Facility. On June 11, 2015, Riverchase entered into an asset purchase agreement with Omega Communities, LLC (“Omega”) to sell the Riverchase Village facility. The purchase price for the Riverchase Village facility was originally $6.8 million and was originally scheduled to close on or before July 31, 2015, subject to Omega’s right to extend the closing date to August 31, 2015. On August 6, 2015, Riverchase and Omega amended the purchase agreement to: (i) extend the closing date of the sale to August 31, 2015, subject to the Omega’s right to extend the closing date to September 30, 2015; (ii) increase the earnest money deposited by Omega by $100,000; and (iii) increase the purchase price by $100,000 to $6.9 million. Riverchase and Omega subsequently further amended the asset purchase agreement to provide for a closing on or before November 30, 2015.

On November 20, 2015, Riverchase completed the sale of the Riverchase Village facility for a purchase price of $6.9 million. In connection with such sale, the Riverchase Bonds were repaid in full, and the Company was released from its guaranty of Riverchase’s obligations thereunder. In connection with the sale of the Riverchase Village facility, the Company received $0.2 million, of which none was applied to reduce the obligations under the promissory note issued by Riverchase to the Company (See “- Promissory Note Issued by Brogdon”) and all of which was applied to reduce the obligations under the promissory note issued by Riverchase to the Company (See “- Letter Agreement with Brogdon”). As of December 31, 2015, principal due and payable under the promissory note issued by Riverchase was $95,000. This note was fully allowed at December 31, 2015.

See “– Letter Agreement with Brogdon” for a further description of the agreements with respect to the Riverchase Village facility and related matters.

Promissory Note Issued By Brogdon. On December 31, 2013, the Company notified certain entities controlled by Mr. Brogdon of the Company’s intent to terminate the management agreements between subsidiaries of the Company and such Brogdon entities under which the Company subsidiaries managed five skilled nursing facilities located in Oklahoma owned by the Brogdon entities and the Harrah Nursing Center, McLoud Nursing Center and Meeker Nursing Center, also owned by the Brogdon entities. Pursuant to the Letter Agreement discussed under “– Letter Agreement with Brogdon” below: (i) the parties agreed to terminate the management agreements effective March 1, 2014 and (ii) Mr. Brogdon executed a promissory note in favor of the Company in principal amount of $523,663 which represented amounts owed as of March 1, 2014 (a) by the Brogdon entities pursuant to the management agreements and (b) by GL Nursing, LLC (an entity controlled by Mr. Brogdon) to the Company in connection with the Company’s assignment to GL Nursing, LLC in May 2012 of the Company’s rights to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor. The promissory note was originally payable in five equal monthly installments commencing on September 1, 2014 and ending on December 31, 2014, and did not bear interest. See “ – Harrah, McLoud and Meeker” and “– Oklahoma Facilities” below for a further description.

Letter Agreement with Brogdon. On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014 (the “Letter Agreement”), with Mr. Brogdon and entities controlled by him which: (i) extended the Riverchase Option until June 22, 2015; and (ii) reduced the purchase price for the exercise of the Riverchase Option to $1.00. Furthermore, the Letter Agreement provided that, upon the closing of the sale of the Riverchase Village facility to an arms-length third party purchaser, regardless of whether the Company has exercised the Riverchase Option, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds will be paid to the Company; (b) the remaining net sales proceeds will be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under the promissory note issued by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds will be paid to the Company.

On May 15, 2014, the Company and certain of its subsidiaries entered into an Amendment to the Letter Agreement (the “Letter Agreement First Amendment”), pursuant to which the Company paid $92,323 (the “Tax Payment”) to the appropriate governmental authorities of Jefferson County, Alabama, such amount representing outstanding real property taxes due on the Riverchase Village facility. The Company determined that it was in its best interest to make the Tax Payment in order to preserve the Company’s interest in the sale of the Riverchase Village facility. In connection with the Tax Payment, the parties also agreed to amend and restate the promissory note issued by Mr. Brogdon in favor of the Company to reflect a new principal amount of $615,986, which amount represents the original principal amount of the note plus the Tax Payment. Furthermore, the Letter Agreement First Amendment amended the Letter Agreement to provide that, if the closing of the sale of the Riverchase Village facility did not occur on or before December 31, 2014, then a payment of principal under the amended and restated promissory note equal to the Tax Payment would be due and payable to the Company on or before January 31, 2015.

On October 10, 2014, the Company and certain of its subsidiaries entered into a second amendment to the Letter Agreement, as amended (the “Letter Agreement Second Amendment”), with Mr. Brogdon and entities controlled by Mr. Brogdon, pursuant to which the Company reduced the principal amount of the promissory note issued by Mr. Brogdon by the amount equal to $92,323 (which represents the amount of the Tax Payment) plus $255,000 (which represents an offset of amounts owed by the Company to Mr. Brogdon under his Consulting Agreement with the Company). See “– Brogdon Consulting Agreement.”

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

Prior to the sale of the Riverchase Village facility in November 2015, AdCare guaranteed Riverchase’s obligations with respect to the Riverchase Bonds, and in order to preserve the Company’s interest in the sale of the Riverchase Village facility, the Company made a payment in the amount of $85,000 (the “Principal Obligation”) on behalf of Riverchase with respect to its obligations under the bonds. On October 10, 2014, Riverchase issued a promissory note in favor of the Company in the principal amount of $177,323, which represented the amount of Tax Payment plus the Principal Obligation. The note does not bear interest and is due upon the closing of the sale of the Riverchase Village facility.

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

In connection with the Letter Agreement Third Amendment, the Company and Mr. Brogdon agreed to amend the promissory note issued by Mr. Brogdon to the Company. Pursuant to this amendment, the principal balance plus any accrued interest under the promissory note issued by Mr. Brogdon to the Company shall be due and payable on the earlier of: (i) December 31, 2015; or (ii) the closing of the sale of the Riverchase Village facility. See "Sale of Riverchase Village Facility."

As part of the deconsolidation of the Riverchase VIE, an eliminated intercompany balance of approximately $1.6 million consisting of operating losses sustained from 2010-2013, which were funded by AdCare and recognized in Ad Care’s consolidated statements of operations from 2010-2013 attributable to the non-controlling interest in 2010-2013, were re-attributed to Ad Care’s shareholders.

Brogdon Consulting Agreement. In December 2012, the Company entered into a three-year consulting agreement with Mr. Brogdon for consulting services related to the acquisition and financing of skilled nursing facilities. Under the consulting agreement, Mr. Brogdon was originally entitled to receive: (i) $10,000 per month in year one, $15,000 per month in year two, and $20,000 per month in year three; and (ii) a success fee of $20,000 for each completed transaction, subject to certain limitations. In addition, no success fee was payable for transactions involving leased facilities or transactions in which the overall consideration was less than $2,500,000. If the consulting agreement was terminated by the Company without cause, then the Company would provide severance pay to Mr. Brogdon calculated in accordance with the agreement.

On May 6, 2014, the Company and Mr. Brogdon amended the consulting agreement to: (i) eliminate the monthly payments; (ii) provide for an aggregate consulting fee equal to $400,000; (ii) increase the success fee from $20,000 to $25,000 (a "Success Fee"), provided that the success fee may not exceed $160,000 in any calendar year without a majority vote of the Board; and (iv) eliminate the severance pay originally payable to Mr. Brogdon upon termination of the original consulting agreement without cause. Under the amended consulting agreement, Mr. Brogdon also would have received a change of control fee of $500,000, if a change of control occurred on or before May 1, 2015; however, no such fee became payable. The amended consulting agreement provided that it terminated immediately upon a change of control and any accrued and unpaid success fee would be paid to Mr. Brogdon upon the closing of the change of control.

Pursuant to the amended consulting agreement, the Company made a one-time payment of $100,000 in respect of the $400,000 consulting fee on May 6, 2014, and was obligated to pay the remainder of the consulting fee in monthly payments of $15,000, which payments commenced on June 1, 2014. The Company did not pay any Success Fee to Mr. Brogdon during the fiscal year 2015. The amended consulting agreement further provided that if the Riverchase Village facility was sold prior to September 1, 2014, then the amount of the unpaid consulting fee would be reduced by (and offset against) the aggregate principal balance owed by Mr. Brogdon to the Company under the promissory note executed by Mr. Brogdon in favor of the Company, with any remaining balance of the consulting fee owed to Mr. Brogdon to be paid in cash at closing. However, because the sale of the Riverchase Village facility did not occur before such date, the balance of the consulting fee owed to Mr. Brogdon by the Company in the amount of $255,000 was offset against the remaining amount owed by Mr. Brogdon to the Company under the promissory note, thereby reducing the principal amount of the promissory note to $268,663. See “- Promissory Note Issued by Brogdon.” The amended consulting agreement provided for an indefinite term, subject to the termination of the agreement by either party for cause (subject to a cure period) or by Mr. Brogdon without cause.

On March 21, 2016, Mr. Brogdon and the Company entered into a letter agreement with respect to the amended consulting agreement pursuant to which Mr. Brogdon and the Company agreed that such agreement was terminated effective as of November 20, 2015.

Settlement and Indemnification Agreement. On March 26, 2015, the Company and certain entities controlled by Mr. Brogdon entered into a Settlement and Indemnification Agreement with respect to: (i) certain claims made by the Brogdon entities in connection with management and administrative services provided by the Company to the Brogdon entities under various management agreements; and (ii) certain pending, or threatened, legal proceedings against the Company and certain of its subsidiaries, and Mr. Brogdon and certain entities controlled by him, including the litigation filed in the District Court of Oklahoma County, State of Oklahoma and described in Part I, Item 3, “Legal Proceedings” in the Company's 2014 Annual Report on Form 10-K(collectively, and including any unasserted claims arising from the management agreements, the “Adcare Indemnified Claims”). Pursuant to the Settlement and Indemnification Agreement, the Company contributed $600,000 towards the settlement of the litigation, and Mr. Brogdon and the Brogdon entities released the Company from any and all claims arising in connection with the management agreements and indemnified the Company with respect to the AdCare Indemnified Claims.

The litigation was settled pursuant to the settlement agreement described under Part I, Item 3, “Legal Proceedings” in the Company’s 2014 Annual Report on Form 10-K. Mr. Brogdon was a party to such agreement.

Personal Guarantor on Loan Agreements. Mr. Brogdon serves as personal guarantor on certain loan agreements totaling $17.9 million entered into by the Company prior to 2015.

Harrah, McLoud and Meeker. On July 26, 2013, a wholly owned subsidiary of the Company entered into management agreements with entities controlled by Mr. Brogdon, which entities own the skilled-nursing facilities located in Oklahoma known as Harrah Nursing Center, McLoud Nursing Center and Meeker Nursing Center. Pursuant to the management agreements, the Company subsidiary managed the operations of these facilities. The management agreements had initial terms of five years with automatic renewal for one-year terms thereafter. Pursuant to the management agreements, the Brogdon entities which own the facilities agreed to pay the Company subsidiary a fee equal to 5% of the monthly gross revenues of the facilities. Effective March 1, 2014, the Company terminated the management agreements with respect to Harrah Nursing Center, McLoud Nursing Center and Meeker Nursing Center.

Oklahoma Facilities. Effective August 1, 2011, entities controlled by Mr. Brogdon acquired five skilled nursing facilities located in Oklahoma. In connection with the closing of this acquisition, a wholly owned subsidiary of the Company entered into five-year year management agreements with the Brogdon entities pursuant to which the Company subsidiary supervised the management of the facilities for a monthly fee equal to 5% of the monthly gross revenues of the facilities.

In December 2012: (i) the Brogdon entities entered into a $1.0 million senior secured credit agreement with Gemino Healthcare Finance, LLC (“Gemino”); and (ii) the Company subsidiary entered into a subordination agreement pursuant to which the Company subsidiary agreed to subordinate its right to payment of all management fees owed to it by the Brogdon entities to such credit agreement with Gemino. However, the Company subsidiary could continue to accept such management fees owed to it under the management agreements, so long as no event of default had occurred under the credit agreement entered into among Gemino and the Brogdon entities. Effective as of March 1, 2014, the Company terminated the management agreements with respect to the facilities. On March 3, 2014, the Company, Mr. Brogdon and the Brogdon entities entered into an agreement to provide for the transition of the management of the facilities from the Company to a third-party.

Park City Capital. On March 27, 2014, the Company accepted a Subscription Agreement from Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Mr. Fox, pursuant to which the Company issued to Park City Offshore in March 2014 $1,000,000 in principal amount of convertible subordinated notes. Mr. Fox is a director of Park City Offshore, a director of the Company since October 2013, Lead Director since April 1, 2015 and a beneficial owner of greater than 5% of the outstanding common stock. The promissory note was offered to and sold to Park City Offshore on the same terms and conditions as all other buyers in the offering. The Company repaid the convertible subordinated note issued to Park City Offshore on April 30, 2015, in accordance with its terms.

On March 31, 2015, the Company accepted a Subscription Agreement from Park City Offshore, for a convertible subordinated note with an aggregate principal amount of $1,000,000 and, in connection therewith, issued such note to Park City Capital Offshore on April 30, 2015. The convertible subordinated note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering except the note issued to Park City Offshore is not subject to any adjustment to the conversion price for dilutive equity issuances (other than corporate events).

For a description of the arrangements between the Company and Mr. Fox regarding his service as a director, see “Board of Directors – Arrangements With Directors Regarding Election/Appointment.”

Allan J. Rimland. During March 2015, prior to Mr. Rimland’s appointment as Chief Financial Officer of the Company, Mr. Rimland provided certain consulting services to the Company as an independent contractor. The Company paid Mr. Rimland $20,000 for such services.

Thomas W. Knaup. From November 2014 through September 2015, Mr. Knaup provided certain insurance-related consulting services to the Company through an entity owned and controlled by him. In connection with such services, the Company issued to the entity in December 2014 a five-year warrant to purchase 224,758 shares of common stock at an exercise price of $4.04 per share. In September 2015, the Company and the entity terminated the consulting arrangement and the warrant, without it being exercised, and the Company paid $115,000 to the entity in connection therewith.

Doucet Asset Management, LLC. On June 30, 2015, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock.

On March 31, 2015, the Company accepted Subscription Agreements from Christopher L. Doucet and Suzette A. Doucet for subordinated convertible notes with an aggregate principal amount of $250,000. The notes were offered to them on the same terms and conditions as all other investors in the offering. With respect to the offering of notes, Institutional Securities Corporation served as the placement agent and Doucet Asset Management, LLC, an affiliate of Mr. and Ms. Doucet, served as the selected dealer. In connection with the offering of notes, the Company paid to Institutional Securities Corporation a placement fee of $151,000.

Cantone. On August 21, 2015, Anthony J. Cantone, Cantone Research, Inc. (“CRI”), Cantone Asset Management, LLC (“CAM”), and certain other reporting persons filed with the SEC a Schedule 13G/A reporting beneficial ownership of greater than 5% of the common stock. On October 5, 2015, Mr. Cantone, CRI and CAM, and certain other reporting persons filed with the SEC a Schedule 13GA-2, which reported beneficial ownership of less than 5% of the common stock.

As part of a private placement offering in 2012 for which CRI acted as placement agent, the Company issued and sold to Mr. Cantone and CAM subordinated convertible notes due July 31, 2015, with an aggregate principal amount of approximately $6.4 million. On June 30, 2015, the Company entered into prepayment agreements with Mr. Cantone and CAM and, in connection therewith, prepaid the note held by Mr. Cantone in its entirety and partially prepaid the note held by CAM, leaving a principal balance of approximately $4.8 million with respect to such note. All but $1.5 million of such principal balance was repaid on the July 31, 2015 maturity date.

Effective July 31, 2015, the Company and CAM amended the note held by CAM to, among other things: (i) extend the maturity date with respect to $1.5 million of the principal amount of the note to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share. Additionally, the amendment modifies the Company’s right to prepay the note so that the Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to the note; provided, however, that: (i) the shares of the common stock issuable upon conversion of the note have been registered for resale under the Securities Act of 1933, as amended; (ii) at any time after the issue date of the note, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 150% of the then-current conversion price; and (iii) such prepayment may not be effected prior to July 31, 2016. The amendment also affords each of CAM and the Company the right to cause the redemption of all or any portion of the principal amount of the note upon a change of control (as defined in the note) at a redemption price equal to 115% of the sum of (i) outstanding principal amount to be redeemed, plus (ii) the amount of accrued and unpaid interest thereon.

Pursuant to the amendment, the Company paid to CRI a fee equal to $37,500. The amendment also amends the consulting agreement, dated July 2, 2012, between the Company and CRI to: (i) reduce the annual consulting fee payable thereunder from approximately $50,000 to $15,000 and further reduce such fee proportionately upon each repayment, redemption or conversion of the principal amount of the note; and (ii) terminate such consulting agreement upon the earlier of October 31, 2017, or the conversion, redemption or prepayment of the entire principal amount of the note. The consulting agreement was originally executed by the parties in 2012 in connection with the Company’s private offering of 8% Subordinated Convertible Notes due July 31, 2015.
Approval of Related Party Transactions
Each of the foregoing transactions was approved by the independent members of the Board without the related party having input with respect to the discussion of such approval. In addition, the Board believes that each of the foregoing transactions was necessary for the Company's business and is on terms no less favorable to the Company than could be obtained from independent third parties. The Company’s policy requiring that independent directors approve any related party transaction is not evidenced by writing but has been the Company’s consistent practice.
Director Independence
The NYSE MKT listing standards for smaller reporting companies require that at least 50% of the members of a listed company’s board of directors qualify as “independent,” as defined under NYSE MKT rules and as affirmatively determined by the company’s board of directors. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, senior management and our independent registered public accounting firm, the Board affirmatively determined that at all times during the year ended December 31, 2015, the following directors were independent within the meaning of applicable NYSE MKT rules: Messrs. Fox, Hackett (resigned effective April 1, 2015), Knaup (appointed effective October 14, 2015), Morrison, Radcliffe (retired upon expiration of his term at the 2015 Meeting) and Sturtz (resigned effective January 3, 2015). In addition, the Board affirmatively determined that at all times during the year ended December 31, 2015 all of the members of the Audit Committee were considered independent within the meaning of applicable NYSE MKT rules.

For purposes of determining the independence of Mr. Fox, the Board considered participation by an affiliate of Mr. Fox in two private placement transactions of subordinated convertible promissory notes issued by us in March 2014 and April 2015, with conversion prices at least equal to the greater of the book or market value of the common stock at the time we entered into a definitive agreement to issue such notes. See “- Park City Capital” above. For purposes of determining the independence of Mr. Knaup, the Board considered the consulting arrangement between Mr. Knaup and the Company, which commenced in November 2014 and terminated in September 2015. See “- Thomas W. Knaup” above.

Item 14.    Principal Accountant Fees and Services
Fees
Pursuant to appointment by the Audit Committee, KPMG LLP ("KPMG") has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2015 and 2014.
The following table sets forth the aggregate fees that KPMG billed to the Company for the years ended December 31, 2015 and 2014, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ending December 31,
(Amounts in 000's)	2015	2014
Audit fees (total)(1)	$470	$519
Audit-related fees (total)(2)	139	43
Tax fees	—	—
All other fees	—	—
Total fees	$609	$562

(1)
Audit fees include fees associated with professional services rendered by KPMG for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q.

(2)	Audit related fees include fees for the audit of our HUD financed properties and additional services related to acquisitions, registration statements and other regulatory filings.
Pre-Approval Policy
The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to completion of the audit. The Audit Committee pre-approved all of the non-audit services provided by our independent registered public accounting firm in 2015 and 2014.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.    The following financial statements of AdCare Health Systems, Inc. and its Subsidiaries are included in Part II, Item 8 of this Annual Report.

(i)	Consolidated Balance Sheets—December 31, 2015 and 2014;

(ii)	Consolidated Statements of Operations—Years ended December 31, 2015 and 2014;

(iii)	Consolidated Statements of Stockholders' Equity—Years ended December 31, 2015 and 2014;

(iv)	Consolidated Statements of Cash Flows—Years ended December 31, 2015 and 2014; and

(v)	Notes to Consolidated Financial Statements.
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
Chairman and Chief Executive Officer
March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM MCBRIDE III
William McBride III	Chairman, Chief Executive Officer (Principal Executive Officer)	March 30, 2016

/s/ ALLAN J. RIMLAND
Allan J. Rimland	Director, President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	March 30, 2016

/s/ E. CLINTON CAIN
E. Clinton Cain	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 30, 2016

/s/ MICHAEL J. FOX
Michael J. Fox	Director	March 30, 2016

/s/ THOMAS W. KNAUP
Thomas W. Knaup	Director	March 30, 2016

/s/ BRENT MORRISON
Brent Morrison	Director	March 30, 2016

/s/ DAVID A. TENWICK
David A. Tenwick	Director	March 30, 2016

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Purchase Agreement, dated as of September 15, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Incorporated by reference to Exhibit 10.160 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.2	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.3	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.4	Purchase and Sale Agreement, dated March 12, 2012, by and between Westlake Nursing Home Limited and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2012
2.5	Purchase and Sale Agreement, dated March 14, 2012, by and between F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a/ Companions Specialized Care Center and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012
2.6	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012
2.7	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012
2.8	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
2.9	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
2.10	First Amendment to Purchase and Sale Agreement, dated May 15, 2012, by and between AdCare Property Holdings, LLC and Westlake Nursing Home Limited	Incorporated by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
2.11	Purchase Agreement, dated June 4, 2012, by and between AdCare Hembree Road Property, LLC and JRT Group Properties, LLC	Incorporated by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
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
Incorporated by reference to Exhibit 2.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.34	Second Amendment to Purchase and Sale Agreement, dated August 31, 2012, by and between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing

3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
3.9	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on May 28, 2015	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
4.1	Specimen Common Stock Certificate of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
4.2*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of Subordinated Convertible Note, issued April 29, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.8*	Warrant to Purchase Shares of Common Stock, dated January 10, 2011, issued by AdCare Health Systems, Inc. to Boyd P. Gentry	Incorporated by reference to Exhibit 10.158 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
4.9*	Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.10	Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-3 (File No. 333-175541)

Exhibit No.	Description	Method of Filing

4.11	Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.12	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.13	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.14	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.15	Form of Subordinated Convertible Note, issued March 31, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 6, 2011
4.16	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.17	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.18	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
4.19	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.20	Warrant to Purchase 15,000 Shares of Common Stock, dated August 31, 2012, issued by AdCare Health Systems, Inc. to Hayden IR, LLC	Incorporated by reference to Exhibit 4.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.21*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.22	Warrant to Purchase 75,000 shares of Common Stock, dated October 26, 2013, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
4.23	Form of Registration Rights Agreement, dated March 28, 2014, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
4.24
Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015
Incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.25	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008
4.26	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.27	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.28	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.1*	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 8, 2008

Exhibit No.	Description	Method of Filing

10.2	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc, in the original amount of $2,108,800 dated November 27, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008
10.3	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc, in the original amount of $2,524,800 dated July 29, 2008	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.4	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K filed October 6, 2010
10.5	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011
10.6	CP Property Holdings, LLC Loan Agreement dated May 27, 2011	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2011
10.7	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011
10.8	Amendment, dated June 22, 2011, between Hearth & Home of Ohio, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2011
10.9	Guaranty, dated May 26, 2011, made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.10	Guaranty, dated May 26, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.11	Commercial Guaranty, dated May 25, 2011,made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.12	Commercial Guaranty, dated May 25, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.13	Joinder Agreement, Third Amendment and Supplement to Credit Agreement, dated June 2, 2011, among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.14	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.15	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of America, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.16	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.17	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.18	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.19	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing

10.20	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.21	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.22	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.23	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.24	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.25	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.26	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.27	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.28	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.29	Unconditional Guaranty Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.30	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.31	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.32	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.33	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.34	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.35	Loan Agreement, made and entered into September 1, 2011, by and between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.36	Promissory Note, dated September 1, 2011, issued by Homestead Property Holdings, LLC, in favor of Metro City Bank, in the amount of $3,600,000	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.37	Mortgage and Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed September 7, 2011

Exhibit No.	Description	Method of Filing

10.38	Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as the debtor, and Metro City Bank, as the secured party	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.39	Guaranty, dated as of September 1, 2011, issued by Homestead Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.40	Guaranty, dated as of September 1, 2011, issued by AdCare Health Systems, Inc., in favor of Metro City Bank	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.41	Guaranty, dated as of September 1, 2011, issued by Christopher F. Brogdon in favor of Metro City Bank	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.42
Loan Agreement, dated as of September 1, 2011, by and among Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers, and The PrivateBank and Trust Company, as lender
Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.43
Promissory Note, dated September 1, 2011, issued by Benton Property Holdings, LLC; Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company, in the amount of $11,800,000
Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.44	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.45
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Benton Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.46
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 1, 2011, executed by Valley River Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.47
Guaranty of Payment and Performance, dated as of September 1, 2011, issued by AdCare Health Systems, Inc.; Benton Nursing, LLC; Park Heritage Nursing, LLC; and Valley River Nursing, LLC in favor of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.13 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.48	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.49	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.50	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.51
Security Agreement, made and entered into as of September 6, 2011, between CP Property Holdings, LLC and CP Nursing, LLC, as grantors, and Economic Development Corporation of Fulton County, as the secured party
Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.52	Unconditional Guarantee, dated September 6, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

Exhibit No.	Description	Method of Filing

10.53	Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.54	Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.55
Loan Agreement, dated as of September 30, 2011, by and among Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, as borrowers, and The PrivateBank and Trust Company, as lender
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 6, 2011
10.56
Promissory Note, dated September 30, 2011, issued by Benton Nursing, LLC, Park Heritage Nursing, LLC and Valley River Nursing, LLC, in favor of The PrivateBank and Trust Company, in the amount of $2,000,000
Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 6, 2011
10.57
Guaranty of Payment and Performance, dated September 30, 2011, executed by AdCare Health Systems, Inc., Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, in favor of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 6, 2011
10.58
Term Loan Agreement, dated as of October 14, 2011, by and among Homestead Property Holdings, LLC and Homestead Nursing, LLC, as borrowers; AdCare Health Systems, Inc., as guarantor; and Square 1 Bank, as lender
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.59	Term Note, dated October 14, 2011, issued by Homestead Property Holdings, LLC and Homestead Nursing, LLC, in favor of Square 1 Bank, in the amount of $3,600,000	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.60	Mortgage and Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Square 1 Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.61	Security Agreement, dated October 14, 2011, by and between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as debtors, and Square 1 Bank, as the secured party	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.62	Guaranty, dated October 14, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.63
United States Department of Agriculture Rural Development, Unconditional Guarantee, Business and Industry Guaranteed Loan Program, on Form RD 4279-14, dated October 13, 2011, issued by AdCare Health Systems, Inc. in favor of Square 1 Bank
Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.64	Purchase and Sale Agreement, made and entered into as of May 5, 2011, by and between First Commercial Bank and Brogdon Family, LLC	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.65	First Amendment to Purchase and Sale Agreement, made and entered into as of June 13, 2011, by and between First Commercial Bank and Brogdon Family, LLC	Incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.66	Amendment and Assignment of Purchase and Sale Agreement, made and entered into as of September 30, 2011, by and among First Commercial Bank, Brogdon Family, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed October 20, 2011
10.67
Assignment of Lease and Landlord’s Consent, made and entered into as of October 31, 2011, by and among Cassville Real Estate, Inc. (f/k/a Cassville Manor, Inc.), KMJ Enterprises Cassville, LLC and Rose Missouri Nursing, LLC
Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2011

Exhibit No.	Description	Method of Filing

10.68	Guaranty of Lease, made as of November 1, 2011, issued by each of AdCare Health Systems, Inc., Christopher F. Brogdon and Connie B. Brogdon in favor of Cassville Real Estate, Inc	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed November 4, 2011
10.69	Loan Agreement, made and entered into November 30, 2011, issued by Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.70	Promissory Note, dated November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank in the amount of $3,114,000	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.71	Mortgage and Security Agreement, dated as of November 30, 2011, between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.72	Security Agreement, dated November 30, 2011, between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.73	Guaranty, dated as of November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.74	Term Note, dated as of November 29, 2011, issued by Mountain Top AFL, LLC and Mountain Top Property Holdings, LLC, in favor of White River Health System, Inc., in the amount of $750,000	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.75
Mortgage (with Security Agreement and Absolute Assignment of Rents and Leases) and Fixture Filing, dated as of November 30, 2011, executed by Mountain Top Property Holdings, LLC in favor of White River Health System, Inc.
Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.76	Employment Agreement, dated December 1, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.118 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.77	Employment Agreement, dated December 16, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.119 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.78	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of The Bank of Las Vegas, in the amount of $3,175,200	Incorporated by reference to Exhibit 10.120 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.79	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and The Bank of Las Vegas	Incorporated by reference to Exhibit 10.121 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.80	Guaranty, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.122 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.81	Guaranty, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.123 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.82	Guaranty, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.124 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.83	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of Economic Development Corporation of Fulton County, in the amount of $2,274,000	Incorporated by reference to Exhibit 10.130 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.84	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.131 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing

10.85	Unconditional Guarantee, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.132 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.86	Unconditional Guarantee, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.133 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.87	Unconditional Guarantee, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.134 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.88	Joinder Agreement, Fifth Amendment and Supplement to Credit Agreement, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.135 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.89	Third Amended and Restated Revolving Note, dated November 29, 2011, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.136 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.90	Guaranty, dated as of November 29, 2011, issued by AdCare Operations, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.137 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.91	Loan Agreement, dated as of December 30, 2011, by and between Woodland Manor Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.138 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.92	Promissory Note, dated as of December 30, 2011, issued by Woodland Manor Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $4,800,000	Incorporated by reference to Exhibit 10.139 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.93	Guaranty of Payment and Performance, dated as of December 30, 2011, executed by Woodland Manor Property Holdings, LLC and Adcare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.140 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.94	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000	Incorporated by reference to Exhibit 10.141 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.95	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000	Incorporated by reference to Exhibit 10.142 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.96	Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd	Incorporated by reference to Exhibit 10.143 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.97	Third Amended And Restated Multiple Facilities Lease, dated October 29, 2010, between Georgia Lessor - Bonterra/Parkview, Inc. and ADK Bonterra/Parkview, LLC	Incorporated by reference to Exhibit 10.144 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.98	Guaranty, dated October 29, 2010, executed by AdCare Health Systems, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.99	Guaranty, dated October 29, 2010, executed by Hearth & Home of Ohio, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.146 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.100	Security Agreement, dated October 29, 2010, by and between AdCare Health Systems, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.147 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.101	Security Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.148 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing

10.102	Security Agreement, dated October 29, 2010, by and between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.149 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.103	Pledge Agreement, dated October 29, 2010, between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.104	Subordination Agreement, dated October 29, 2010, between AdCare Health Systems, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.151 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.105	Letter of Credit Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.152 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.106	Subordination, Non-Disturbance and Attornment Agreement, dated October 29, 2010, by and among Omega Healthcare Investors, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.153 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.107
Assignment and Assumption of Second Amended and Restated Multiple Facilities Lease And Consent of Lessor, dated October 29, 2010, by and among Georgia Lessor - Bonterra/Parkview, Inc., Triad Health Management of Georgia II, LLC, AdCare Health Systems, Inc., Hearth & Home of Ohio, Inc., ADK Bonterra/Parkview, LLC and the other entities signatory thereto
Incorporated by reference to Exhibit 10.154 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.108	Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.155 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.109	First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.156 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.110	Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.	Incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.111	First Amendment to Purchase Agreement, dated as of October 31, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Incorporated by reference to Exhibit 10.161 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
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
10.113
Loan Agreement, dated as of March 30, 2012, by and among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.114
Promissory Note, dated as of March 30, 2012, issued by Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $21,800,000
Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.115	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.116	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

Exhibit No.	Description	Method of Filing

10.117
Guaranty of Payment and Performance, dated as of March 30, 2012, made by AdCare Health Systems, Inc., Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.118	Promissory Note, dated April 1, 2012, issued by AdCare Health Systems, Inc. in favor of Strome Alpha Offshore Ltd., in the amount of $5,000,000	Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.119
Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.120
Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.121
Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.122	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.123	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.124	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.125	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.126	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.127	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.128	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.129	Assignment of Purchase and Sale Agreement, dated May 9, 2012, between AdCare Property Holdings, LLC and GL Nursing, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.130	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
10.131	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing

10.132	Loan Agreement, dated as of July 2, 2012, by and between Glenvue H&R Property Holdings, LLC and the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.133	Promissory Note, dated July 2, 2012, issued by Glenvue H&R Property Holdings, LLC in favor of the PrivateBank and Trust Company in the amount of $6,600,000	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.134	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.135	Assignment of Leases and Rents, dated as of July 2, 2012, from Glenvue H&R Property Holdings, LLC to the PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.136	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.137
Loan Agreement and Indenture of First Mortgage, dated as of September 1, 1986, by and among Oklahoma County Industrial Authority, Westlake Nursing Home Limited Partnership and The Liberty National Bank and Trust Company of Oklahoma City, as Trustee
Incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.138
First Amendment to Loan Agreement and Indenture of First Mortgage, dated September 1, 2001, by and among Oklahoma County Industrial Authority, Westlake Nursing Home, L.P. and Bank One Trust Company, N.A., as Trustee
Incorporated by reference to Exhibit 10.39 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.139	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.140	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.141	Promissory Note, dated August 17, 2012, issued by CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P. in the amount of $5,000,000	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.142	Revolving Loan Promissory Note, made as of August 17, 2012, by and among CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Fund I, L.P. in the amount of $600,000	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.143	Assignment of Leases and Rents, dated as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.144
Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 17, 2012, made and entered into by CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.
Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.145	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.146	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.147	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing

10.148	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.149	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.150	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.151	Loan and Security Agreement, dated as of September 20, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.152	Modification Agreement, dated as of October 26, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.153	Promissory Note, dated September 20, 2012, issued by the subsidiaries of AdCare Health Systems, Inc. named therein in favor of The PrivateBank and Trust Company in the amount of $10,600,000	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.154	Guaranty of Payment and Performance, made as of September 20, 2012, by AdCare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.155	Second Amendment to Credit Agreement, dated September 20, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.156	Temporary Extension Agreement, dated August 29, 2012, by and between APH & R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.157	Loan Agreement, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.158	Promissory Note, dated April 30, 2012, issued by APH&R Property Holdings, LLC in favor of Metro City Bank in the amount of $3,425,500	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.159	Mortgage and Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.160	Security Agreement, dated April 30, 2012, between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.161	Guaranty, dated as of April 30, 2012, between APH&R Property Holdings, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.162	Guaranty, dated as of April 30, 2012, between AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.163	Collateral Assignment of Certificate of Deposit, dated April 30, 2012, by and between APH&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.164	Promissory Note, dated April 27, 2012, issued by Cantone Asset Management LLC in favor of AdCare Health Systems, Inc. in the amount of $1,500,000	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
10.165	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,800,000	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing

10.166	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.167	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.168	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.169	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.170	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.171	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.172	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.173	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.174	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.175	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.176	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.177	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.178	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.179	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.180	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.181	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.182	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.183	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.184	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing

10.185	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.186*	Employment Agreement, dated August 7, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference to Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.187
Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.188	Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Incorporated by reference to Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.189*	Employment Agreement, dated August 6, 2012, between AdCare Health Systems, Inc. and Melissa L. Green	Incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.190	First Modification of Note and First Modification of Mortgage and Security Agreement, dated November 30, 2012, between Metro City Bank and APH&R Property Holdings, LLC	Incorporated by reference to Exhibit 10.244 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.191	Sublease Agreement, dated December 1, 2012, between ADK Georgia, LLC and Jeff Co. Nursing, LLC	Incorporated by reference to Exhibit 10.245 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.192
Management Fee Subordination Agreement, dated December 20, 2013, between AdCare Oklahoma Management, LLC, Gemino Healthcare Finance, LLC, Living Center, LLC, Kenmetal, LLC, Senior NH, LLC, Ban NH, LLC and Oak Lake, LLC
Incorporated by reference to Exhibit 10.247 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.193	Third Amendment to Credit Agreement, dated December 21, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.248 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.194	Management Agreement, dated December 28, 2012, between New Lincoln Ltd. And Chancellor Senior Management, Ltd.	Incorporated by reference to Exhibit 10.249 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.195	Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.252 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.196	Promissory Note, dated December 31, 2012, issued by Sumter Valley Property Holdings, LLC in favor of 1761 Pinewood Holdings, LLC in the amount of $250,000	Incorporated by reference to Exhibit 10.253 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.197	Guaranty Agreement, dated December 31, 2012 made by AdCare Health Systems, Inc. for the benefit of 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 10.254 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.198	Guaranty, dated December 31, 2012, by Sumter N&R, LLC for the benefit of Metro City Bank	Incorporated by reference to Exhibit 10.258 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.199	Guaranty, dated December 31, 2012, by Georgetown HC&R Nursing, LLC for the benefit of Metro City Bank	Incorporated by reference to Exhibit 10.259 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.200	Guaranty, dated December 31, 2012, by AdCare Health Systems, Inc. to and for the benefit of Metro City Bank	Incorporated by reference to Exhibit 10.260 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.201	Security Agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.261 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing

10.202	Loan Agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC, Sumter N&R, LLC, Georgetown HC&R Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.262 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.203	Secured Loan Agreement, dated December 28, 2012, by and among Keybank National Association and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.263 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.204	Promissory Note, dated December 28, 2012, issued by subsidiaries of AdCare Health Systems, Inc. in favor of Keybank National Association in the amount of $16,500,000	Incorporated by reference to Exhibit 10.264 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.205	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Northridge HC&R Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.265 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.206	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Woodland Hills HC Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.266 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.207	Absolute Assignment of Leases and Rents, dated December 28, 2012, by APH&R Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.267 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.208	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by APH&R Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.268 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.209	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Northridge HC&R Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.269 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.210	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Woodland Hills HC Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.270 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.211	Payment Guaranty, made as of December 28, 2012, by AdCare Operations, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.271 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.212	Payment Guaranty, made as of December 28, 2012, by AdCare Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.272 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.213	Payment Guaranty, made as of December 28, 2012, by AdCare Health Systems, Inc. to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.273 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.214	Pledge and Security Agreement, dated December 28, 2012, between AdCare Property Holdings, LLC and Keybank National Association	Incorporated by reference to Exhibit 10.274 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.215	Pledge and Security Agreement, dated December 28, 2012, between AdCare Operations, LLC and Keybank National Association	Incorporated by reference to Exhibit 10.275 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.216	Security Agreement, dated December 28, 2012, made by Woodland Hills HC Nursing, LLC, APH&R Nursing, LLC and Northridge HC&R Nursing, LLC in favor of Keybank National Association	Incorporated by reference to Exhibit 10.276 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.217
Security Agreement, dated December 28, 2012, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and APH&R Property Holdings, LLC in favor of Keybank National Association
Incorporated by reference to Exhibit 10.277 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing

10.218	Second Modification Agreement, dated December 28, 2012, between The PrivateBank and Trust Company and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.278 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.219*	Consulting Agreement, dated December 31, 2012, between Christopher Brogdon and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.279 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.220	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.280 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.221	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.281 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.222	Assignment of Rents, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.282 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.223	Mortgage, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commerical Bank	Incorporated by reference to Exhibit 10.283 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.224	Promissory Note, dated December 31, 2012, issued by Northwest Property Holdings, LLC in favor of First Commercial Bank in the amount of $1,501,500	Incorporated by reference to Exhibit 10.284 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.225	Commercial Security Agreement, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.285 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.226	Commercial Security Agreement, dated December 31, 2012, made and executed between NW 61st Nursing, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.286 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.227	Commercial Guaranty, dated December 31, 2012, between AdCare Health Systems, Inc. and First Commercial Bank	Incorporated by reference to Exhibit 10.287 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.228	Commercial Guaranty, dated December 31, 2012, between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.288 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.229	Memorandum of Agreement, dated January 25, 2013, between The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Incorporated by reference to Exhibit 10.289 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.230	Secured Promissory Note, dated December 28, 2012, issued by CHP Acquisition Company, LLC, in favor of AdCare Health Systems, Inc., in the amount of $3,600,000	Incorporated by reference to Exhibit 10.290 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.231	Pledge and Security Agreement, dated December 28, 2012, by and between CHP Acquisition Company, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.291 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.232	Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.292 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.233	Promissory Note, dated December 31, 2012, issued by Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC in favor of Metro City Bank, in the amount of $6,950,000	Incorporated by reference to Exhibit 10.293 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.234	Management Agreement, dated June 22, 2010, by and between Riverchase Village ADK, LLC and AdCare Management Company, Inc.	Incorporated by reference to Exhibit 10.294 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.235	Management Agreement, dated September 19, 2011, by and among AdCare Oklahoma Management, LLC and the entities listed therein	Incorporated by reference to Exhibit 10.295 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.236	Employment Agreement, dated July 3, 2013, by and between AdCare Health Systems, Inc. and Ronald W. Fleming	Incorporated by reference to Exhibit 10.296 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing

10.237	Confidential Separation Agreement and Release, dated July 1, 2011, by and between AdCare Health Systems, Inc. and Gary L. Wade	Incorporated by reference to Exhibit 10.297 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.238	Amendment to Secured Promissory Note, dated February 28, 2013, by and between CHP Acquisition Company, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.239	Assignment and Assumption Agreement, dated May 6, 2013, by and between Hearth & Home of Vandalia, Inc. and H & H of Vandalia LLC	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.240	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.241	Credit Agreement, dated May 30, 2012, by and among NW 61st Nursing, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.242	Revolving Note, dated May 30, 2013, issued by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC in the amount of $1,000,000	Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.243	Subordination Agreement, dated May 30, 2013, by and between First Commercial Bank and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.244	Guaranty Agreement, dated May 30, 2013, made by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.245	Guaranty Agreement, dated May 30, 2013, made by AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.246
First Amendment to Secured Loan Agreement and Payment Guaranty, dated May 31, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.247	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated May 31, 2013, made by Mountain Top Property Holdings, LLC, to and for the benefit of KeyBank National Association	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.248	Absolute Assignment of Leases and Rents, dated May 31, 2013, by Mountain Top Property Holdings, LLC in favor of KeyBank National Association	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.249	Pledge and Security Agreement, dated May 31, 2013, between AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.250	Separation and Release Agreement, dated May 31, 2013, by and between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.251
Second Amendment to Secured Loan Agreement and Payment Guaranty, dated June 27, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.252
Third Modification Agreement, dated as of June 26, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.253
Joinder Agreement, Second Amendment and Supplement to Credit Agreement , dated June 28, 2013, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC
Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

Exhibit No.	Description	Method of Filing

10.254	Amended and Restated Revolving Note, dated June 28, 2013, issued by certain subsidiaries of AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC in the amount of $1,500,000	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.255	Management Fee Subordination Agreement, dated June 28, 2013, by and among Gemino Healthcare Finance, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and AdCare Administrative Services, LLC	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.256	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.257	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.258	Management Agreement, dated July 26, 2013, by and between Harrah White Meadows Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013
10.259	Management Agreement, dated July 26, 2013, by and between MCL Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013
10.260	Management Agreement, dated July 26, 2013, by and between Meeker Nursing, LLC and AdCare Oklahoma Management, LLC	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013
10.261	Loan and Security Agreement, dated September 27, 2013, by and between QC Property Holdings, LLC and Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.262	Promissory Note, dated September 27, 2013, issued by QC Property Holdings, LLC to Housing & Healthcare Funding, LLC in the amount of $5,000,000	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.263	Mortgage, Security Agreement Assignment of Leases and Rents and Fixture Filing, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.264	Guaranty, dated September 27, 2013, by AdCare Health Systems, Inc. to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.265	Assignment of Rents and Leases, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.266	Third Modification Agreement, dated as of September 30, 2013, by and among The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.267	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2013
10.268	Waiver, Amendment and Forbearance, dated as of October 26, 2013, by and among AdCare Health Systems, Inc., Anthony J. Cantone and Attosa Financial LLC	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 31, 2013
10.269	Note, Mortgage and Loan Agreement Modification Agreement, dated December 31, 2013, by and among Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC and Metro City Bank.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.270*	Amendment to Employment Agreement between AdCare Health Systems, Inc. and Boyd P. Gentry, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013

Exhibit No.	Description	Method of Filing

10.271*	Amendment to Employment Agreement between AdCare Health Systems, Inc. and Ronald W. Fleming, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.272*	Amendment to Employment Agreement between AdCare Health Systems, Inc. and David Rubenstein, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.273*	Amendment to Employment Agreement between AdCare Health Systems, Inc. and Melissa L. Green, dated as of December 11, 2013 but executed and delivered on December 30, 2013.	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.274*	Waiver and Amendment, dated February 10, 2014, by and among the Company and Gemino Healthcare Finance, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.275	Termination Notice, dated December 31, 2013 to Harrah Whites Meadows Nursing, LLC.	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.276	Termination Notice, dated December 31, 2013 to Meeker Nursing, LLC.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.277	Termination Notice, dated December 31, 2013 to MCL Nursing, LLC.	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.278
Fourth Modification Agreement, dated November 8, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.330 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.279
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
Incorporated by reference to Exhibit 10.331 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.280	Note, Mortgage and Loan Agreement Modification Agreement, effective as of December 30, 2013, by and among Metro City Bank and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.332 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.281
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
Incorporated by reference to Exhibit 10.333 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.282	Note, dated February 28, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.334 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

Exhibit No.	Description	Method of Filing

10.283
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
10.284
Agreement Regarding Exit Fees, dated March 28, 2014, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Woodland Hills HC Nursing, LLC, Northridge HC&R Nursing, LLC, APH&R Nursing, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.336 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.285	Sublease Termination Agreement, entered into May 6, 2014 and effective as of May 31, 2014, by and between Winter Haven Homes, Inc. and ADK Administrative Property, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.286	Amendment to Consulting Agreement, dated May 6, 2014, by and between AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.287
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
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on May 21, 2014
10.288	Amended and Restated Note, dated May 15, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 21, 2014
10.289	Modification Agreement, dated as of July 2, 2014, by and among Glenvue H&R Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2014
10.290
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
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on July 29, 2014
10.291	Separation and Release Agreement, dated May 29, 2014, by and between AdCare Health Systems, Inc. and Boyd P. Gentry	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014

Exhibit No.	Description	Method of Filing

10.292
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
Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.293	Promissory Note, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.294	Guaranty of Payment and Performance, dated September 24, 2014, by and between AdCare Health Systems, Inc. and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.295	Loan and Security Agreement, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.296	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.297	Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Riverchase Village ADK, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.298	Second Amended and Restated Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.299
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
Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.300*	Executive Employment Agreement, dated October 10, 2014, by and among AdCare Health Systems, Inc. and William McBride III.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.301
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
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014

Exhibit No.	Description	Method of Filing

10.302	Healthcare Facility Note, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.303	Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on Decembr 22, 2014
10.304
Healthcare Regulatory Agreement, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC, its successors, heirs, and assigns (jointly and severally) and the U.S. Department of Housing and Urban Development.
Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.305	Modification of Mortgage Note Agreement, dated as of October 1, 2014, by and between Hearth & Care of Greenfield, LLC. and Red Mortgage Capital, Inc.	Incorporated by reference to Exhibit 10.359 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.306	Modification of Mortgage Note Agreement, dated as of October 1, 2014, by and between The Pavilion Care Center, LLC. and Red Mortgage Capital, Inc.	Incorporated by reference to Exhibit 10.360 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.307	Modification Agreement, dated as of October 1, 2014, by and among Hearth & Care of Greenfield, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.361 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.308	Modification Agreement, dated as of October 1, 2014, by and among The Pavilion Care Center, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.362 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.309	Sublease Agreement, dated as of January 16, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 10.363 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.310	Sublease Agreement, dated as of January 16, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 10.364 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.311	Sublease Agreement, dated as of January 16, 2015, by and among Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 10.365 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.312	Sublease Agreement, dated as of January 16, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 10.366 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.313	Sublease Agreement, dated as of January 16, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 10.367 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.314	Sublease Agreement, dated as of January 16, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 10.368 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.315	Sublease Agreement, dated as of January 16, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC and Highlands of Bentonville, LLC	Incorporated by reference to Exhibit 10.369 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.316	Sublease Agreement, dated as of January 16, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 10.370 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.317	Sublease Agreement, dated as of January 16, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 10.371 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

Exhibit No.	Description	Method of Filing

10.318	Sublease Agreement, dated as of January 16, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 10.372 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.319	Loan Agreement, dated January 30, 2015, by and among Georgetown HC&R Property Holdings, LLC, Sumter Valley Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.373 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.320	Promissory Note, dated January 30, 2015, issued by Georgetown HC&R Property Holdings, LLC, and Sumter Valley Property Holdings, LLC to The PrivateBank and Trust Company in the amount of $9,300,000	Incorporated by reference to Exhibit 10.374 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.321	Guaranty of Payment and Performance, dated January 30, 2015, issued by AdCare Health Systems, Inc. to and for the benefit of The PrivateBank and Trust Company in the amount of $9,300,000	Incorporated by reference to Exhibit 10.375 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.322
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated January 30, 2015, by Georgetown HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.376 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.323
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated January 30, 2015, by Sumter Valley Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.377 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.324	Seventh Amendment to Credit Agreement, dated January 30, 2015, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.378 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.325	Fourth Amendment to Credit Agreement, dated January 30, 2015, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.379 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.326	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.380 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.327	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.381 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.328	Promissory Note for exit fees (Northridge), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.382 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.329	Promissory Note for exit fees (Cumberland), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.383 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.330	Promissory Note for exit fees (River Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.384 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.331	Promissory Note for exit fees (Sumter Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.385 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.332
Loan Agreement, dated February 25, 2015, by and among APH&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.386 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

Exhibit No.	Description	Method of Filing

10.333
Promissory Note, dated February 25, 2015, issued by APH&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, and Woodland Hills HC Property Holdings, LLC to The PrivateBank and Trust Company in the amount of $12,000,000
Incorporated by reference to Exhibit 10.387 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.334
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated February 25, 2015, by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.388 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.335	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated February 25, 2015, by APH&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.389 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.336	Guaranty of Payment and Performance, dated February 25, 2015, issued by AdCare Health Systems, Inc. to and for the benefit of The PrivateBank and Trust Company in the amount of $12,000,000	Incorporated by reference to Exhibit 10.390 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.337	Absolute Assignment of Rents and Leases, dated February 25, 2015, by Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.391 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.338	Absolute Assignment of Rents and Leases, dated February 25, 2015, by APH&R Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.392 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.339	Amendment to Promissory Note, dated March 25, 2015, by and between Riverchase Village ADK, LLC and Adcare Health Systems, Inc.	Incorporated by reference to Exhibit 10.393 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.340	Amendment to Second Amended and Restated Note, dated March 25, 2015, by and between Christopher F. Brogdon and Adcare Health Systems, Inc.	Incorporated by reference to Exhibit 10.394 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.341
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
Incorporated by reference to Exhibit 10.395 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.342*	First Amendment to Executive Employment Agreement, dated March 25, 2015, by and among AdCare Health Systems, Inc. and William McBride, III	Incorporated by reference to Exhibit 10.396 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.343*	Employment Agreement between AdCare Health Systems, Inc. and Allan J. Rimland, dated March 25, 2015	Incorporated by reference to Exhibit 10.397 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.344
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
10.345
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

Exhibit No.	Description	Method of Filing

10.346
Settlement and Indemnification Agreement dated March 26, 2015, by and between Adcare Health Systems, Inc and its wholly owned subsidiaries and affiliates and Chris Brogdon and any affiliates or entities in which Chris Brogdon has an ownership interest
Incorporated by reference to Exhibit 10.400 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.347	Asset Purchase Agreement by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC, dated March 17, 2015	Incorporated by reference to Exhibit 10.401 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.348	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.349	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and The U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.350	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.351	Healthcare Facility Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.352	Healthcare Facility Note, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.353*	Separation Agreement, dated August 11, 2014, by and between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.354	Lease Agreement, dated February 27, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown LLC	Incorporated by reference to Exhibit 10.408 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.355	First Amendment to Lease Agreement, dated March 20, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Incorporated by reference to Exhibit 10.409 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.356	Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC	Incorporated by reference to Exhibit 10.410 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.357	First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC	Incorporated by reference to Exhibit 10.411 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.358	Lease Agreement dated February 27, 2015 by and between Mountain Trace Nursing ADK, LLC and Blue Ridge on the Mountain LLC	Incorporated by reference to Exhibit 10.412 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.359	First Amendment to Lease Agreement, dated March 20, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain , LLC	Incorporated by reference to Exhibit 10.413 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.360	Sublease Agreement, dated July 1, 2014 by and between ADK Georgia, LLC, and C.R. of Thomasville, LLC	Incorporated by reference to Exhibit 10.414 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.361	Lease Agreement, dated September 22, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.415 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.362	Lease Agreement, dated September 22, 2014 by and between Attalla Nursing ADK, LLC and C.R. of Attalla, LLC	Incorporated by reference to Exhibit 10.416 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.363	Sublease Agreement, dated February 18, 2015 by and between CP Nursing, LLC and C.R. of College Park, LLC	Incorporated by reference to Exhibit 10.417 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

Exhibit No.	Description	Method of Filing

10.364	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.12 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.365	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.13 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.366	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.14 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.367	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.15 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.368	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.16 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.369	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.17 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.370	First Amendment to Sublease Agreement, dated February 27, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.18 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.371	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.19 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.372	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.20 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.373	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.21 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.374	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.22 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.375	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.23 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.376	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.24 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.377	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.25 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.378	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.26 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

Exhibit No.	Description	Method of Filing

10.379	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.27 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.380	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.28 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.381	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.29 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.382	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.30 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.383	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.31 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.384	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.32 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.385	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.33 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.386	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.34 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.387	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.35 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.388	Amended and Restated Promissory Note for exit fees (Cumberland), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.389	Amended and Restated Promissory Note for exit fees (Northridge), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.390	Amended and Restated Promissory Note for exit fees (River Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.391	Amended and Restated Promissory Note for exit fees (Sumter Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.392	Promissory Note for exit fees (Stone County), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.393	Eighth Amendment to Credit Agreement, dated March 25, 2015, by and among ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.394	Fifth Amendment to Credit Agreement, dated March 25, 2015, by and among NW 61ST Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.31 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

Exhibit No.	Description	Method of Filing

10.395
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
10.396
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
Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on April 7, 2015
10.397	Sublease Agreement, dated April 1, 2015, by and between ADK Georgia, LLC and C.R. of Lagrange, LLC	Incorporated by reference to Exhibit 99.10 of the Registrant's Current Report on Form 8-K filed on April 7, 2015
10.398	Sublease Termination Agreement, dated April 30, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC, and Highlands of Bentonville, LLC	Incorporated by reference to Exhibit 99.36 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.399	Sublease Termination Agreement, dated April 30, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC, and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 99.37 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.400	Lease Inducement Fee Agreement, dated April 30, 2015, by and between AdCare Health Systems, Inc. and Aria Health Consulting, LLC	Incorporated by reference to Exhibit 99.38 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.401	Sublease Agreement, dated May 1, 2015 by and between NW 61st Nursing, LLC and Southwest LTC-NW OKC, LLC	Incorporated by reference to Exhibit 10.83 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.402	Sublease Agreement, dated May 1, 2015 by and between QC Nursing, LLC and Southwest LTC-Quail Creek, LLC	Incorporated by reference to Exhibit 10.84 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.403	Fifth Modification Agreement, dated May 1, 2015, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.85 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.404
Loan Modification Agreement, dated May 1, 2015, by and among Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers; AdCare Health Systems, Inc., Benton Nursing, LLC, Park Heritage Nursing, LLC, and Valley River Nursing, LLC, as Guarantors; and The PrivateBank and Trust Company, as lender
Incorporated by reference to Exhibit 10.86 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.405	Underwriting Agreement, dated April 8, 2015, by and between AdCare Health Systems, Inc. and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
10.406	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

Exhibit No.	Description	Method of Filing

10.407	Second Amendment to Lease Agreement, dated May 31, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain, LLC	Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on June 5, 2015
10.408	Sublease Agreement, dated July 1, 2015 by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on July 7, 2015
10.409	Underwriting Agreement, dated May 28, 2015, by and between AdCare Health Systems, Inc and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
10.410	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and MLV & Co. LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on July 22, 2015
10.411	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.2 of the Registrant's Current Report on Form 8-K filed on July 22, 2015
10.412	Sublease Agreement, dated August 1, 2015, by and between AdCare Health Systems, Inc. and CC SNF, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.413	Sublease Agreement, dated August 1, 2015, by and between Eaglewood Village, LLC and EW ALF, LLC.	Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.414	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and HC SNF, LLC.	Incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.415	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and PV SNF, LLC.	Incorporated by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.416	Sublease Agreement, dated August 1, 2015, by and between 2014 HUD Master Tenant, LLC and EW SNF, LLC.	Incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.417	Lease Inducement Fee Agreement, dated August 1, 2015, by and between the AdCare Health Systems, Inc. and PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, EW SNF, LLC, and EW ALF, LLC.	Incorporated by reference to Exhibit 99.7 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.418
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
Incorporated by reference to Exhibit 10.100 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.419	Promissory Note, dated July 17, 2015, by and between Highlands Arkansas Holdings, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.101 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.420	Letter Agreement to the Equitable Adjustments, dated July 17, 2015, by and between AdCare Health Systems, Inc. and Highlands Arkansas Holdings, LLC.	Incorporated by reference to Exhibit 10.102 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.421	Promissory Note, dated August 1, 2015, by and between PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, CC SNF, LLC EW SNF, LLC, and EW ALF, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.103 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.422	Sublease Agreement, dated July 20, 2015, by and between ADK Bonterra/Parkview, LLC and 2801 Felton Avenue, L.P., and 460 Auburn Avenue, L.P.	Incorporated by reference to Exhibit 10.104 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

Exhibit No.	Description	Method of Filing

10.423	Amendment to Subordinated Convertible Note, dated July 30, 2015, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC and Cantone Research, Inc.	Incorporated by reference to Exhibit 10.105 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.424
First Amendment to Promissory Note, dated August 12, 2015, by and among CSCC Property Holdings, LLC and CSCC Nursing, LLC, AdCare Health Systems, Inc. and AdCare Oklahoma Management, LLC, and Contemporary Healthcare Senior Lien I, L.P.
Incorporated by reference to Exhibit 10.106 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.425	Asset Purchase Agreement, dated June 11, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC.	Incorporated by reference to Exhibit 10.107 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.426	First Amendment to Asset Purchase Agreement, dated August 6, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC.	Incorporated by reference to Exhibit 10.108 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.427	Sublease Agreement, dated July 17, 2015, by and among Valley River Property Holdings, LLC,Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 10.109 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.428	Second Amendment to Lease, dated as of August 14, 2015, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on August 18, 2015
10.429	Lease Guaranty made by AdCare Health Systems, Inc. for the benefit of William M. Foster, effective August 14, 2015	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on August 18, 2015
10.430	Sublease Agreement, dated October 1, 2015, by and between KB HUD Master Tenant 2014, LLC, and C.R. of Autumn Breeze, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on October 6, 2015
10.431	First Amendment to Sublease Agreement, dated October 6, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on November 3, 2015
10.432	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 10.114 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.433	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 10.115 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.434	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 10.116 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.435	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 10.117 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.436	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 10.118 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.437	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 10.119 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.438	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 10.120 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

Exhibit No.	Description	Method of Filing

10.439	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 10.121 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.440	Second Amendment to Asset Purchase Agreement, dated September 30, 2015, by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC	Incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on November 3, 2015
10.441	Second Amendment to Asset Purchase Agreement, dated September 30, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC	Incorporated by reference to Exhibit 10.123 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.442	Second Amendment to Lease Agreement, dated September 14, 2015, by and between Coosa Nursing ADK, LLC and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.124 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.443	Second Amendment to Lease Agreement, dated September 14, 2015, by and between Attalla Nursing ADK, LLC and C.R. of Attalla, LLC	Incorporated by reference to Exhibit 10.125 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.444	First Amendment to Lease Agreement, dated August 14, 2015, by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 10.126 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.445	Second Amendment to Lease Agreement, dated September 24, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Incorporated by reference to Exhibit 10.127 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.446	First Amendment to Sublease Agreement, dated September 10, 2015, by and between ADK Georgia, LLC and LC SNF, LLC	Incorporated by reference to Exhibit 10.128 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.447	First Amendment to Sublease Agreement, dated September 14, 2015, by and between ADK Georgia, LLC and C.R. of LaGrange, LLC	Incorporated by reference to Exhibit 10.129 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.448	First Amendment to Sublease Agreement, dated September 23, 2015, by and between ADK Georgia, LLC and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.130 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.449	First Amendment to Sublease Agreement, dated September 23, 2015, by and between ADK Georgia, LLC and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.131 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.450	Third Amendment to Sublease Agreement, dated September 9, 2015, by and between ADK Georgia, LLC and C.R. of Thomasville, LLC	Incorporated by reference to Exhibit 10.132 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.451	First Amendment to Sublease Agreement, dated September 1, 2015, by and between ADK Bonterra/Parkview, LLC and 2801 Felton Avenue, L.P., and 460 Auburn Avenue, L.P.	Incorporated by reference to Exhibit 10.133 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.452	Second Amended and Restated Note, dated November 2, 2015, by and between Riverchase Village ADK, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.134 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.453
Modification Agreement, dated October 30, 2015, by and among APH&R Property Holdings, LLC, HC&R Property Holdings, LLC, and Woodland Hills HC Property Holdings, LLC, AdCare Health Systems, Inc., and The PrivateBank and Trust Company.
Incorporated by reference to Exhibit 10.135 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.454
Second Modification Agreement, dated October 30, 2015, by and among Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC, and Valley River Property Holdings, LLC, AdCare Health Systems, Inc., Benton Nursing, LLC, Park Heritage Nursing, LLC, and Valley River Nursing, LLC, and The PrivateBank and Trust Company.
Incorporated by reference to Exhibit 10.136 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

Exhibit No.	Description	Method of Filing

10.455
Sixth Modification Agreement, dated October 30, 2015, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.137 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.456
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
Incorporated by reference to Exhibit 10.138 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.457	Second Amendment to Third Amended and Restated Multiple Facilities Lease, dated September 1, 2015, by and between Georgia Lessor - Bonterra/Parkview, LLC and ADK Bonterra/Parkview, LLC.	Incorporated by reference to Exhibit 10.139 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.458	Amendment Regarding Lease and Sublease, dated August 1, 2015, by and among Covington Realty, LLC, and Adcare Health Systems, Inc. and CC SNF, LLC	Incorporated by reference to Exhibit 10.140 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.459
Master Sublease Agreement, dated November 3, 2015, by and among ADK Georgia, LLC, and Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC.
Incorporated by reference to Exhibit 10.141 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.460
Replacement Promissory Note, dated November 1, 2015, by and between New Beginnings Care, LLC, Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC, and AdCare Health Systems, Inc.
Incorporated by reference to Exhibit 10.142 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.461	Amended and Restated Note, dated October 1, 2015, by and between Riverchase Village ADK, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.143 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.462
Master Lease Agreement, dated February 5, 2016 by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, and Skyline Healthcare, LLC
Filed herewith
10.463
Option Agreement, dated February 5, 2016 by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, and Joseph Schwartz
Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

Exhibit No.	Description	Method of Filing

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of PFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*    Identifies a management contract or compensatory plan or arrangement.