Form 10-Q
period 2016-03-31
ADCARE HEALTH SYSTEMS, INC
filed 2016-05-16
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016:  19,948,534 shares of common stock, no par value were outstanding.

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
All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future.  The Company’s actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including the Company’s critical accounting policies and risks and uncertainties related to, but not limited to, the operating results of the Company's tenants, the overall industry environment and the Company’s financial condition.  These and other risks and uncertainties are described in more detail in the Company’s most recent Annual Report on Form 10-K, as well as other reports that the Company files with the SEC.
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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,264	$2,720
Restricted cash	5,403	9,169
Accounts receivable, net of allowance of $11,276 and $12,487	8,558	8,805
Prepaid expenses and other	3,425	3,214
Assets of disposal group held for sale	1,237	1,249
Total current assets	20,887	25,157
Restricted cash and investments	3,485	3,558
Property and equipment, net	124,835	126,676
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	3,254	3,420
Goodwill	4,183	4,183
Lease deposits	1,414	1,812
Other assets	2,714	1,996
Total assets	$163,243	$169,273
LIABILITIES AND DEFICIT
Current liabilities:
Current portion of notes payable and other debt	$46,919	$50,960
Accounts payable	7,046	8,741
Accrued expenses	2,327	3,125
Liabilities of disposal group held for sale	949	958
Total current liabilities	57,241	63,784
Notes payable and other debt, net of current portion:
Senior debt, net	54,479	54,742
Bonds, net	6,618	6,600
Convertible debt, net	9,010	8,968
Other debt, net	413	531
Other liabilities	4,096	3,380
Deferred tax liability	389	389
Total liabilities	132,246	138,394
Commitments and contingencies (Note 14)
Preferred stock, no par value; 5,000 shares authorized; 2,614 and 2,427 shares issued and outstanding, redemption amount $65,346 and $60,273 at March 31, 2016 and December 31, 2015, respectively	58,391	54,714
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,907 and 19,861 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	61,126	60,958
Accumulated deficit	(88,520)	(84,793)
Total stockholders’ deficit	(27,394)	(23,835)
Total liabilities and stockholders' deficit	$163,243	$169,273
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental revenues	$6,849	$1,340
Management fee and other revenues	233	218
Total revenues	7,082	1,558

Expenses:
General and administrative expense	2,542	3,331
Facility rent expense	2,179	487
Depreciation and amortization	1,713	1,675
Other expenses	203	102
Total expenses	6,637	5,595

Income (loss) from operations	445	(4,037)

Other expense:
Interest expense, net	1,825	2,490
Loss on extinguishment of debt	—	680
Other expense	42	288
Total other expense, net	1,867	3,458

Loss from continuing operations before income taxes	(1,422)	(7,495)
Income tax expense	—	20
Loss from continuing operations	(1,422)	(7,515)

Income (loss) from discontinued operations, net of tax	(528)	2,266
Net loss	(1,950)	(5,249)

Net loss attributable to noncontrolling interests	—	230
Net loss attributable to AdCare Health Systems, Inc.	(1,950)	(5,019)

Preferred stock dividends	(1,777)	(646)
Net loss attributable to AdCare Health Systems, Inc. Common Stockholders	$(3,727)	$(5,665)

Net loss (income) per share of common stock attributable to AdCare Health Systems, Inc.
Basic and diluted:
Continuing operations	$(0.16)	$(0.42)
Discontinued operations	(0.03)	0.13
	$(0.19)	$(0.29)

Weighted average shares of common stock outstanding:
Basic and diluted	19,885	19,218

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Amounts in 000’s)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2015	19,861	$60,958	$(84,793)	$(23,835)

Stock-based compensation	—	480	—	480

Common stock repurchase program	(150)	(312)	—	(312)

Issuance of restricted stock	196	—	—	—

Preferred stock dividends	—	—	(1,777)	(1,777)

Net loss	—	—	(1,950)	(1,950)
Balances, March 31, 2016	19,907	$61,126	$(88,520)	$(27,394)

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in 000's)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,950)	$(5,249)
(Income) loss from discontinued operations, net of tax	528	(2,266)
Loss from continuing operations	(1,422)	(7,515)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,713	1,675
Stock-based compensation expense	480	202
Rent expense in excess of cash paid	203	43
Rent revenue in excess of cash received	(718)	(29)
Amortization of deferred financing costs	216	350
Amortization of debt discounts and premiums	4	4
Loss on debt extinguishment	—	680
Changes in operating assets and liabilities:
Accounts receivable	(1,219)	140
Prepaid expenses and other	(242)	(751)
Other assets	17	40
Accounts payable and accrued expenses	(590)	(177)
Other liabilities	617	90
Net cash used in operating activities - continuing operations	(941)	(5,248)
Net cash (used in) provided by operating activities - discontinued operations	(639)	4,645
Net cash used in operating activities	(1,580)	(603)

Cash flows from investing activities:
Change in restricted cash	3,839	705
Proceeds from the sale of property and equipment	325	—
Purchase of property and equipment	(19)	(374)
Net cash provided by investing activities - continuing operations	4,145	331
Net cash used in investing activities - discontinued operations	(1)	(44)
Net cash provided by investing activities	4,144	287

Cash flows from financing activities:
Proceeds from debt	203	21,714
Proceeds from convertible debt	—	1,685
Repayment of notes payable	(4,518)	(21,892)
Proceeds from lines of credit	—	13,693
Repayment of lines of credit	—	(15,454)
Debt issuance costs	(25)	(511)
Exercise of warrants and options	—	1,688
Proceeds from preferred stock issuances, net	3,677	—
Repurchase of common stock	(312)	—
Dividends paid on preferred stock	(1,777)	(646)
Net cash (used in) provided by financing activities - continuing operations	(2,752)	277
Net cash used in financing activities - discontinued operations	(268)	(16)
Net cash (used in) provided by financing activities	(3,020)	261
Net change in cash and cash equivalents	(456)	(55)
Cash and cash equivalents, beginning	2,720	10,735
Cash and cash equivalents, ending	$2,264	$10,680

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,630	$2,407

Income taxes	$—	$20
Supplemental disclosure of non-cash activities:
Notes issued in conjunction with financing of exit fees	$—	$680
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

NOTE 1.                          ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 - Organization and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on March 30, 2016 (the "Annual Report"), for a description of all significant accounting policies.
Description of Business

AdCare Health Systems, Inc. (“AdCare”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company's business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of March 31, 2016, the Company owned, leased, or managed for third parties 38 facilities primarily in the Southeast. The operators of the Company's facilities provide a range of health care services, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

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

The Company leases its currently-owned healthcare properties, and subleases its currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the properties including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual escalation clauses. As a result of the Transition, the Company now has many of the characteristics of a real estate investment trust ("REIT") and is now focused on the ownership, acquisition and leasing of healthcare related properties. The Board is analyzing and considering: (i) whether and, if so, when, the Company could satisfy the requirements to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”); (ii) the structural and operational complexities which would need to be addressed before the Company could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if the Company were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated Federal net operating loss carryforwards. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

On March 29, 2016, the Company announced that given the completion of the Transition, the Board has begun to explore strategic alternatives for the Company.

As of March 31, 2016, the Company owned, leased, or managed 38 facilities primarily in the Southeast. Of the 38 facilities, the Company: (i) leased 22 owned and subleased 11 leased skilled nursing facilities to third-party operators; (ii) leased two owned assisted living facilities to third-party operators; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases in the Annual Report for a full description of the Company's leases).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2016 and 2015, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read the accompanying unaudited consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2015, included in the Annual Report.
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include allowance for doubtful accounts, deferred tax valuation allowance, fair value of employee and nonemployee stock based awards, valuation of goodwill and other long-lived assets, and cash flow projections. Actual results could differ materially from those estimates.

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. Reclassifications were made to the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2015, to reflect the same facilities in discontinued operations for both periods presented. In addition, reclassifications were made to the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015 to reflect the netting of deferred financing costs with the respective debt facility.
Revenue Recognition
Rental Revenues. The Company's triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets. Rent revenues for nine facilities in Arkansas and three facilities in Georgia are recorded on a cash basis.

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. Further, the Company recognizes interest income from lease inducements receivables as other revenues.

Allowances. The Company assesses the collectibility of our rent receivables, including straight-line rent receivables. The Company bases its assessment of the collectibility of rent receivables on several factors, including, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments, the Company provides an allowance against the recognized rent receivable asset for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectibility of future rent payments required by a lease, the Company may adjust its reserve to increase or reduce the rental revenue recognized in the period the Company makes such change in its assumptions or estimates.

As of March 31, 2016 and December 31, 2015, the Company allowed for approximately $11.3 million and $12.5 million, respectfully, of gross patient care related receivables primarily from our operations before completion of our Transition. Allowance for patient care receivables are estimated based on an aged bucket method incorporating different payor types. Any changes in patient care receivable allowances will be recognized as a component of discontinued operations. All patient care receivables exceeding 365 days are fully allowed at March 31, 2016 and December 31, 2015. Accounts receivable, net totaled $8.6 million at March 31, 2016 and $8.8 million at December 31, 2015 of which $6.5 million and $8.0 million, respectively, related to patient care receivables from our legacy operations.

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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws, the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB accounting pronouncements and Accounting Standards Update ("ASU") interpretations that have effectiveness dates during the periods reported and in future periods.

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

In August 2014, the FASB issued ASU 2014-15, which provides guidance regarding an entity’s ability to continue as a going concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

In February 2015, the FASB issued ASU 2015-02, which which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. This consolidation guidance is effective for public business entities for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The new standard is to be applied on a retrospective basis and reported as a change in an accounting principle. In August 2015, the FASB released clarifying guidance for debt issuance costs related to line-of-credit arrangements, which permits debt issuance costs to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Debt issuance costs associated with a line of credit can be amortized ratably over the term of the line-of-credit arrangement. This standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted in the first quarter of 2016 and has retroactively applied to the December 31, 2015 balance sheet presentation. This change represents a change in accounting principle. The amount of deferred financing costs reclassified against long-term debt was $2.5 million and $2.7 million for March 31, 2016 and December 31, 2015, respectively. The adoption did not materially impact the Company's results of operations and related disclosures.

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance the acquirer recognizes, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. New disclosures are required to present separately on the face of the income statement or disclose in the notes the portion of the amount recognized in current-period earnings by line item that would have been recognized in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. At adoption, the new guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this guidance did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09 with the intention to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The various amendments within the standard require different approaches to adoption of either retrospective, modified retrospective or prospective. Early adoption is permitted. The company is currently evaluating the potential impact of this standard as well as the as available transition methods.

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted-average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options and warrants are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three months ended March 31, 2016 and 2015, potentially dilutive securities of 4.6 million and 7.0 million, respectively, were excluded from the diluted income (loss) per share calculation because including them would have been anti-dilutive for those periods.

The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended March 31,
	2016			2015
(Amounts in 000’s, except per share data)	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Continuing operations:
Loss from continuing operations	$(1,422)			$(7,515)
Preferred stock dividends	(1,777)			(646)
Basic loss from continuing operations	$(3,199)	19,885	$(0.16)	$(8,161)	19,218	$(0.42)
Diluted loss from continuing operations(a)	$(3,199)	19,885	$(0.16)	$(8,161)	19,218	$(0.42)

Discontinued operations:
(Loss) income from discontinued operations	$(528)			$2,266
Net loss attributable to noncontrolling interests	—			230
Basic (loss) income from discontinued operations attributable to the Company	$(528)	19,885	$(0.03)	$2,496	19,218	$0.13
Diluted (loss) income from discontinued operations attributable to the Company(a)	$(528)	19,885	$(0.03)	$2,496	19,218	$0.13

Net loss attributable to AdCare:
Basic loss	$(3,727)	19,885	$(0.19)	$(5,665)	19,218	$(0.29)
Diluted loss(a)	$(3,727)	19,885	$(0.19)	$(5,665)	19,218	$(0.29)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	March 31,
(Share amounts in 000’s)	2016	2015
Stock options	373	894
Warrants	2,051	2,266
Subordinated convertible notes	2,165	3,804
Total anti-dilutive securities	4,589	6,964

NOTE 3.                          LIQUIDITY AND PROFITABILITY

Sources of Liquidity

The Company continues to undertake measures to improve its operations and streamline cost infrastructure in connection with its new business model, including: (i) increasing future minimum lease revenue; (ii) refinancing or repaying current maturities to reduce interest costs and reducing mandatory principal repayments through refinancing transactions with HUD or other lending sources; and (iii) reducing general and administrative expenses.

At March 31, 2016, the Company had $2.3 million in cash and cash equivalents as well as restricted cash of $8.9 million. Over the next twelve months, the Company anticipates both access to and receipt of several sources of liquidity.

At March 31, 2016, the Company had two office buildings held for sale. The Company completed the sale of one of its office buildings on April 25, 2016 for $0.7 million and expects to complete the sale of its second office building by the end of the second quarter of 2016. The office building sold on April 25, 2016 had debt of approximately $0.9 million and the remaining office building, which is unencumbered, is contracted to sell at $0.2 million. The Company anticipates that the sale of the two office buildings combined will approximate the related debt obligations.

The Company routinely has discussions with existing and new potential lenders to refinance current debt on a long-term basis and, in recent periods, has refinanced short-term acquisition-related debt with traditional long-term mortgage notes, some of which have been executed under government guaranteed lending programs.

On July 21, 2015, the Company entered into separate At Market Issuance Sales Agreements (together, the “Sales Agreements”) with each of MLV & Co. LLC and JMP Securities LLC (each, an “Agent” and together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Stock, no par value per share and liquidation preference of $25.00 per share (the "Series A Preferred Stock"), through an “at-the-market” offering program ("ATM"). As of March 31, 2016, the Company sold 500,600 shares of Series A Preferred Stock under the ATM, generating net proceeds to the Company of approximately $10.4 million (see Note 11 - Common and Preferred Stock).

On March 24, 2016, the Company received a commitment to refinance the Bentonville, Heritage Park and River Valley Credit Facility, the Little Rock Credit Facility, and the Northridge, Woodland Hills and Abington Credit Facility for a combined total of $25.4 million of debt, subject to definitive documentation and certain closing conditions. On March 24, 2016, the Company also obtained a lender commitment to extend the maturity date of the Georgetown and Sumter Credit Facility totaling $9.1 million from September 2016 to June 2017 subject to definitive documentation and certain closing conditions. On March 29, 2016, the Company obtained a lender commitment to extend the maturity date of the Quail Creek Credit Facility totaling $5.0 million from September 2016 to September 2018 subject to definitive documentation and certain closing conditions.

On May 10, 2016, the Company executed a purchase and sale agreement to sell nine of its facilities in Arkansas for a total sales price of $55.0 million. At March 31, 2016, total outstanding debt on those facilities was approximately $30.2 million, net of restricted cash deposits. All such debt and restricted cash was current at March 31, 2016. The Company anticipates cash inflows associated with the sale of such facilities to exceed related obligations by approximately $21.8 million, less routine closing costs and a seller note of $3.0 million.

Cash Requirements

At March 31, 2016, the Company had $118.4 million in indebtedness of which the current portion is $47.9 million. This current portion is comprised of the following components: (i) debt of held for sale entities of approximately $0.9 million, primarily senior debt - bond and mortgage indebtedness; and (ii) remaining debt of approximately $46.9 million which includes senior debt - mortgage indebtedness (for a complete debt listing see Note 9 - Notes Payable and Other Debt). As indicated previously, the Company routinely has ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

The Company anticipates, for the next twelve months, net principal disbursements of approximately $42.9 million (including approximately $1.7 million of payments on shorter term vendor notes, $2.7 million of routine debt service amortization, $0.9 million of the sale of two office buildings, and $0.7 million payment of other debt) which is inclusive of anticipated proceeds on refinancing of approximately $36.9 million. On March 24, 2016, the Company received a lender commitment to refinance approximately $25.4 million and to extend $9.1 million of current maturities, subject to definitive documentation and certain closing conditions. On March 29, 2016, the Company received a lender commitment to extend approximately $5.0 million of current maturities, subject to definitive documentation and certain closing conditions. The Company anticipates operating cash requirements for the next twelve months as being substantially less than previous twelve months due to the Transition. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at March 31, 2016, the Company has approximately $60.4 million of debt maturities due over the next two year period ending March 31, 2018. These debt maturities include $9.2 million of convertible promissory notes, which are convertible into shares of the common stock. The Company has been successful in recent years in raising new equity capital and believes based on recent discussions that these markets will continue to be available for raising capital in the future. The Company believes its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

The Company has absorbed negative cash flows from operations in the past, including the three months ended March 31, 2016, but anticipates a reversal to a positive cash flow from operations during the remainder of 2016. In order to satisfy the Company's capital needs, the Company seeks to: (i) continue improving operating results through its leasing and subleasing transactions executed with favorable terms and consistent and predictable cash flow; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; (iv) potential sale of certain facilities; and (v) raise capital through the issuance of debt or equity securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long-term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results of the Transition. If the Company is unable to expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets.

The Board has agreed to explore strategic alternatives for the Company which may affect the sources of liquidity and cash requirements of the Company.

NOTE 4.                          RESTRICTED CASH

The following table sets forth the Company’s various restricted cash, escrow deposits and related financial instruments:

(Amounts in 000’s)	March 31, 2016	December 31, 2015
Cash collateral and certificates of deposit, current	$3,823	$7,687
Current replacement reserves	1,036	950
Escrow deposits	544	532
Total current portion	5,403	9,169

Restricted investments for other debt obligations	1,940	2,264
HUD replacement reserves	1,167	1,174
Reserves for capital improvements	378	120
Total noncurrent portion	3,485	3,558
Total restricted cash	$8,888	$12,727

NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2016	December 31, 2015
Buildings and improvements	5-40	$129,062	$128,912
Equipment	2-10	13,484	13,470
Land	—	6,810	7,128
Computer related	2-10	3,000	2,999
Construction in process	—	186	390
		152,542	152,899
Less: accumulated depreciation and amortization		(27,707)	(26,223)
Property and equipment, net		$124,835	$126,676

Buildings and improvements includes the capitalization of costs incurred for the respective certificates of need (the "CON"). For additional information on the CON amortization, see Note 6 - Intangible Assets and Goodwill.

For the three months ended March 31, 2016 and 2015, total depreciation and amortization expense was $1.7 million and $1.7 million, respectively. Total depreciation and amortization expense excludes $0.1 million in the three months ended March 31, 2015 that is recognized in Loss from Discontinued Operations, net of tax. No amount was excluded for the three months ended March 31, 2016.

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	CON (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2015
Gross	$35,690	$2,471	$6,881	$45,042
Accumulated amortization	(4,760)	—	(3,461)	(8,221)
Net carrying amount	$30,930	$2,471	$3,420	$36,821

Amortization expense	(293)	—	(167)	(460)

Balances, March 31, 2016
Gross	35,690	2,471	6,881	45,042
Accumulated amortization	(5,053)	—	(3,628)	(8,681)
Net carrying amount	$30,637	$2,471	$3,253	$36,361

Amortization expense for the CON included in property and equipment was approximately $0.3 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.
Amortization expense for lease rights was approximately $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
Expected amortization expense for all definite lived intangibles for each of the years ended December 31, is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2016(a)	$880	$500
2017	1,173	667
2018	1,173	667
2019	1,173	667
2020	1,173	482
Thereafter	25,065	270
Total expected amortization expense	$30,637	$3,253
 (a) Estimated amortization expense for the year ending December 31, 2016, includes only amortization to be recorded after March 31, 2016.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	March 31, 2016	December 31, 2015
Goodwill	$5,023	$5,023
Accumulated impairment losses	(840)	(840)
Net carrying amount	$4,183	$4,183

The Company does not amortize indefinite lived intangibles, which consist of separable bed licenses, or goodwill.

NOTE 7. LEASES
Operating Leases
The Company leases a total of eleven skilled nursing facilities from unaffiliated owners under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs. Each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party operators. The Company also leases certain office space located in Atlanta, Georgia. The Company has also entered into lease agreements for various equipment previously used in the facilities. These leases are included in future minimum lease payments below.

As of March 31, 2016, the Company is in compliance with all operating lease financial and administrative covenants.
Future Minimum Lease Payments
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2016(a)	$6,006
2017	8,158
2018	8,340
2019	8,526
2020	8,697
Thereafter	55,320
Total	$95,047
(a) Estimated minimum lease payments for the year ending December 31, 2016, include only payments to be recorded after March 31, 2016.
Leased and Subleased Facilities to Third-Party Operators
As a result of the completion of the Transition, the Company leases or subleases to third-party operators 35 facilities (24 owned by us and 11 leased to us) on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
Termination of Arkansas Leases. Until February 3, 2016, the Company subleased through its subsidiaries (the “Aria Sublessors”) nine facilities located in Arkansas (the “Arkansas Facilities”) to affiliates (the “Aria Sublessees”) of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Effective February 3, 2016, the Company terminated the applicable Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease. The term of each Aria Sublease was approximately fifteen (15) years, and the annual aggregate base and special rent payable to the Company under the Aria Subleases was approximately $5.1 million in the first year of such subleases and the base rent was subject to specified annual rent escalators.

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

Lease of Arkansas Facilities. On February 5, 2016, nine wholly-owned subsidiaries of the Company (each, a “Skyline Lessor”) entered into a Master Lease Agreement (the “Skyline Lease”) pursuant to which each Skyline Lessor leases to Skyline Healthcare LLC (“Skyline”), or any affiliate of Skyline (the “Skyline Lessee”), one of the Arkansas Facilities. The term of the Skyline Lease commenced on April 1, 2016. The initial lease term of the Skyline Lease is fifteen (15) years with two (2) separate renewal terms of five (5) years each. The annual rent under the Skyline Lease in the first year will be $5.4 million, and such rent shall escalate at 2.5% each year during the initial term and any subsequent renewal terms. Skyline has guaranteed the obligations of its affiliates.

In connection with the Skyline Lease, the Skyline Lessors entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which Mr. Schwartz, or an entity designated by Mr. Schwartz (the “Purchaser”), had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, which the Purchaser could exercise in accordance with such agreement until May 1, 2016. The purchase price shall be paid by the Purchaser as $52.0 million in cash at closing with the balance of the purchase price to be evidenced by a promissory note executed by the Purchaser. The closing of such purchase and sale shall take place on or before August 1, 2016 on a date designated by the Purchaser to the Skyline Lessors in writing. The Purchaser has delivered notice of its intent to exercise the purchase option and a definitive agreement with respect to such purchase has been executed (see Note 16 - Subsequent Events).

New Beginnings. On January 22, 2016, New Beginnings Care, LLC and its affiliated debtors (collectively, “New Beginnings”) filed petitions to reorganize their finances under the Bankruptcy Code. New Beginnings operates the Savannah Beach, Oceanside and Jeffersonville facilities pursuant to a master lease dated November 3, 2015 with the Company. The Jeffersonville facility was decertified by the Center for Medicare Services (“CMS”) in February 2016 for deficiencies related to its operations and maintenance of the facility. Since that time, New Beginnings has been paying partial rent for the Oceanside and Savannah Beach facilities but not for the Jeffersonville Facility. On March 4, 2016, due to defaults by New Beginnings, the Company petitioned the Bankruptcy Court to lift the automatic stay to enable the Company to regain possession of the three facilities. Prior to the court ruling on the motion, the Company entered into a consent order (the “Consent Order”) with New Beginnings, the debtors’ creditors’ committee, which represents the unsecured creditors in the proceedings, and Gemino Financial (the debtors’ secured lender), in which the Company agreed to give the creditors’ committee until June 4, 2016 to sell all of New Beginnings’ assets including the leasehold interest and personal property for the Company’s three facilities. The Consent Order further provides that if the creditors’ committee is unable to sell the assets by such date, the automatic stay will be lifted and the Company will be allowed to reclaim possession of the three facilities. The court signed the Consent Order on May 9, 2016, and it was entered on the docket on May 10, 2016.

The Oceanside facility was cited for deficiencies during a State survey on November 6, 2015 and had six months, or until May 5, 2016, to meet the pertinent provisions of Section 1819 and 1919 of the Social Security Act and be deemed in substantial compliance with each of the requirements for long term care facilities established by the Secretary of Health and Human Services in 42 CFR section 483.1 et seq. (collectively, “CMS Requirements”) with regard to the facility. As of May 3, 2016, out of concern that decertification of Oceanside was imminent, New Beginnings obtained a preliminary injunction against the Georgia Department of Community Health and the United States Department of Health and Human Services Center for Medicare and Medicaid Services and their officers, agents, servants, employees and attorneys prohibiting the termination of the facility’s Medicare and Medicaid provider agreements until the earlier of (i) July 1, 2016, or (ii) the completion of the administrative review process pursuant to 42 U.S.C. § 405(g), or (iii) the full administration of the bankruptcy estate pursuant to Title 11 of the United States Code, in part in order to give New Beginnings time to market its leasehold interests and assets to potential buyers pursuant to the Consent Order.

On May 9, 2016, a Notice of Involuntary Termination from CMS was issued to New Beginnings indicating that its operations at the Oceanside facility were not in substantial compliance with CMS Requirements and that its provider agreements with CMS were terminated as of such date. The letter noted that the effectuation of the involuntary termination is stayed by the terms of the Bankruptcy Court’s order.

The Company is providing support to New Beginnings in an effort to clear the deficiencies raised by CMS and to persuade CMS to rescind its decertification of the Oceanside facility.

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

Future minimum lease receivables from the Company’s facilities leased and subleased to third party operators for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2016(a)	$19,725
2017	26,845
2018	27,474
2019	28,082
2020	27,634
Thereafter	204,913
Total	$334,673
(a) Estimated minimum lease receivables for the year ending December 31, 2016, include only payments to be received after March 31, 2016.

For further details regarding the Company's leased and subleased facilities to third-party operators, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report.

NOTE 8.                          ACCRUED EXPENSES

Accrued expenses consist of the following:

(Amounts in 000’s)	March 31, 2016	December 31, 2015
Payroll related	$395	$684
Employee benefits	306	648
Real estate and other taxes	295	411
Self-insured reserve	248	221
Accrued interest	474	484
Other accrued expenses	609	677
Total accrued expenses	$2,327	$3,125

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 - Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company's debt facilities.
Notes payable and other debt consists of the following (a):

Amounts in (000's)	March 31, 2016	December 31, 2015
Senior debt—guaranteed by HUD	$25,323	$25,469
Senior debt—guaranteed by USDA	26,286	26,463
Senior debt—guaranteed by SBA	3,508	3,548
Senior debt—bonds, net of discount	7,028	7,025
Senior debt—other mortgage indebtedness	46,985	51,128
Other debt	2,562	2,638
Convertible debt	9,200	9,200
Deferred financing costs	$(2,504)	$(2,712)
Total debt	$118,388	$122,759
Current debt	46,919	50,960
Debt included in liabilities of disposal group held for sale	949	958
Notes payable and other debt, net of current portion	$70,520	$70,841

(a)	United States ("U.S.") Department of Housing and Urban Development ("HUD"), U.S. Department of Agriculture("USDA"), U.S. Small Business Administration ("SBA").

The following is a detailed listing of the debt facilities that comprise each of the above categories:

Amounts in (000's)					March 31,	December 31,
Facility	Lender	Maturity	Interest Rate (a)		2016	2015
Senior debt - guaranteed by HUD
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,510	$1,534
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,236	2,251
Woodland Manor	Heartland Bank	10/01/2044	Fixed	3.75%	5,529	5,556
Glenvue	Heartland Bank	10/01/2044	Fixed	3.75%	8,585	8,628
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,463	7,500
Total					$25,323	$25,469
Senior debt - guaranteed by USDA
Attalla	Metro City	09/30/2035	Prime + 1.50%	5.50%	$7,348	$7,400
Coosa	Metro City	09/30/2035	Prime + 1.50%	5.50%	6,625	6,671
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,476	4,507
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,548	4,576
Homestead	Square 1	10/14/2036	Prime + 1.00%	5.75%	3,289	3,309
Total					$26,286	$26,463
Senior debt - guaranteed by SBA
College Park	CDC	10/01/2031	Fixed	2.81%	$1,676	$1,697
Stone County	CDC	07/01/2032	Fixed	2.42%	1,109	1,123
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	723	728
Total					$3,508	$3,548

(a)
Represents cash interest rates as of March 31, 2016 as adjusted for applicable interest rate floor limitations within the lender agreements. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

Amounts in (000's)					March 31,	December 31,
Facility	Lender	Maturity	Interest Rate (a)		2016	2015
Senior debt - bonds, net of discount
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,449	$6,449
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	579	576
Total					$7,028	$7,025

(a)
Represents cash interest rates as of March 31, 2016 as adjusted for applicable interest rate floor limitations within the lender agreements. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

Amounts in (000's)					March 31,	December 31,
Facility	Lender	Maturity	Interest Rate (a)		2016	2015
Senior debt - other mortgage indebtedness
Sumter Valley (c)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	4.63%	$5,098	$5,123
Georgetown (c)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	4.63%	4,006	4,026
Northridge (b)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	5.50%	3,667	4,230
Woodland Hills (b)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	5.50%	3,083	3,557
Abington/Cumberland (b)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	5.50%	3,493	4,029
Heritage Park (b)	Private Bank (d)	09/01/2016	LIBOR + 3.50%	6.00%	2,886	3,370
River Valley (b)	Private Bank (d)	09/01/2016	LIBOR + 3.50%	6.00%	3,505	3,989
Quail Creek (e)	Congressional Bank	09/27/2016	LIBOR + 4.75%	5.75%	5,000	5,000
Little Rock/West Markham (b)	Private Bank (d)	12/31/2016	LIBOR + 4.00%	6.00%	9,901	11,399
Northwest	First Commercial	12/31/2017	Prime	5.00%	1,268	1,285
Stone County	Metro City	06/08/2022	Prime + 2.25%	6.25%	1,688	1,697
College Park	Bank of Las Vegas	05/01/2031	Prime + 2.00%	6.25%	2,441	2,465
Hembree Rd. Building	Fidelity Bank	12/01/2017	Fixed	5.50%	949	958
Total					$46,985	$51,128

(a)
Represents cash interest rates as of March 31, 2016 as adjusted for applicable interest rate floor limitations within the lender agreements. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(b)
On March 24, 2016, the Company received a commitment from a lender to refinance the Bentonville, Heritage Park and River Valley Credit Facility (under which only two facilities remain financed upon the sale of the Bentonville facility in 2015), the Little Rock Credit Facility, and the Northridge, Woodland Hills and Abington Credit Facility for a combined total of $25.4 million of debt subject to definitive documentation and certain closing conditions.

(c)
On March 24, 2016, the Company obtained a lender commitment to extend the maturity date of the Georgetown and Sumter Credit Facility from September 2016 to June 2017 subject to definitive documentation and certain closing conditions.

(d)
On March 24, 2016, the Company obtained the release of approximately $3.9 million of restricted cash funds and applied the amounts as additional principal payments related to certain of the above debt facilities with Private Bank.

(e)
On March 29, 2016, the Company obtained a lender commitment to extend the maturity date of the Quail Creek Credit facility from September 2016 to September 2018 subject to definitive documentation and certain closing conditions.

Amounts in (000's)
Lender	Maturity	Interest Rate (a)		March 31, 2016	December 31, 2015
Other debt
First Insurance Funding	02/29/2017	Fixed	3.99%	$206	$14
Key Bank	08/25/2016	Fixed	—	680	680
Reliant Rehabilitation	11/15/2016	Fixed	7.00%	758	944
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	918	1,000
Total				$2,562	$2,638

(a)	Represents cash interest rates as of March 31, 2016 in accordance with the lender agreements. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

Amounts in (000's)
Facility	Maturity	Interest Rate (a)		March 31, 2016	December 31, 2015
Convertible debt
Issued July 2012	10/31/2017	Fixed	10.00%	$1,500	$1,500
Issued March 2015	04/30/2017	Fixed	10.00%	7,700	7,700
Total				$9,200	$9,200

(a)	Represents cash interest rates as of March 31, 2016 in accordance with the lender agreements.The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.
The Company was in compliance with all applicable debt covenants as of March 31, 2016.
Scheduled Maturities
The schedule below summarizes the scheduled maturities for the twelve months ended March 31 of the respective year (not adjusted for commitments to refinance or extend the maturities of debt as noted above). The 2017 maturities include $1.0 million related to the outstanding loan of one of the two office buildings located in Roswell, Georgia which is classified in liabilities of disposal group held for sale. In April 2016, the office building was sold and the related outstanding debt was repaid in full (see Note 16 - Subsequent Events).

(Amounts in 000’s)
2017	$47,867
2018	12,502
2019	1,778
2020	1,866
2021	1,969
Thereafter	55,112
Subtotal	$121,094
Less: unamortized discounts	(202)
Less: deferred financing costs	$(2,504)
Total notes and other debt	$118,388

NOTE 10.                       DISCONTINUED OPERATIONS

For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified in the activities below. For a historical listing and description of the Company's discontinued entities, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 - Discontinued Operations included in the Annual Report.
The following table summarizes certain activity of discontinued operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Amounts in 000’s)	2016	2015
Total revenues	$—	$46,862
Cost of services	519	42,930
Net income (loss)	(528)	2,266
Interest expense, net	8	313

At March 31, 2016, the Company had two office buildings held for sale. The Company completed the sale of one of these buildings on April 25, 2016 for $0.7 million. Debt obligations on the transaction exceeded proceeds by $0.2 million. The other office building is unencumbered and under contract for a sales price of $0.2 million. The Company expects to complete the sale of the second office building in the second quarter of 2016.

On February 9, 2016, the Company sold an office building in Arkansas for $0.3 million. The office space was unencumbered.
Assets and liabilities of the disposal group held for sale at March 31, 2016 and December 31, 2015, are as follows:

(Amounts in 000’s)	March 31, 2016	December 31, 2015
Property and equipment, net	$1,237	$1,249
Assets of disposal groups held for sale	$1,237	$1,249

Notes payable	$949	$958
Liabilities of disposal group held for sale	$949	$958

NOTE 11.                       COMMON AND PREFERRED STOCK

Common Stock Repurchase Activity

In the three months ended March 31, 2016, the Company repurchased 150,000 shares of common stock pursuant to the share repurchase program announced on November 12, 2015 (the “Repurchase Program”) at an average purchase price of approximately $2.05 per share, exclusive of commissions and related fees. Pursuant to the Repurchase Program, the Company is authorized to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period. Share repurchases may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. The Repurchase Program may be suspended or discontinued at any time. As of March 31, 2016, a maximum 350,000 shares may yet be purchased under the Repurchase Program.

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

Preferred Stock Offerings and Dividends

The following table summarizes the shares of preferred stock issued by the Company and net proceeds received from issuance and dividends paid on the Company's preferred stock for the three months ended March 31, 2016:

	Shares Issued & Outstanding	Net Proceeds from Issuance (in 000's)	Dividends Paid (in 000's)
Balances, December 31, 2015	2,426,930	$54,714

At-The-Market offering	186,905	$3,677
Dividends paid during 2016			$1,777

Balances, March 31, 2016	2,613,835	$58,391

NOTE 12.                       STOCK BASED COMPENSATION

For the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2016	2015
Employee compensation:
Restricted stock	$111	$63
Stock options	85	44
Warrants	246	33
Total employee stock-based compensation expense	$442	$140
Non-employee compensation:
Board restricted stock	$26	$51
Board stock options	12	12
Total non-employee stock-based compensation expense	$38	$63
Total stock-based compensation expense	$480	$203

Stock Incentive Plan
The Company has one active employee stock option plan:

•	The 2011 Stock Incentive Plan, which expires March 28, 2021 and provides for a maximum of 2,152,500 shares of common stock to be issued.
The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Board which has the authority to determine the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The number of securities remaining available for future issuance is 634,384.
In addition to the Company's stock option plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee of the Board.
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the three months ended March 31, 2016 and March 31, 2015, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Three Months Ended March 31,
	2016	2015
Dividend yield	—%	—%
Expected volatility	41%	51%
Risk-free interest rate	1.43%	1.73%
Expected term	5.0 years	5.2 years
Common Stock Options

The following table summarizes the Company's common stock option activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2015	266,514	$3.96
Granted	141,507	$2.07
Exercised	—	$—
Forfeited	(8,334)	$4.06
Expired	(26,250)	$3.93
Outstanding, March 31, 2016	373,437	$3.24	6.0	$37
Vested at March 31, 2016	298,946	$3.07	5.4	$37
On January 27, 2016, the Board granted 77,186 and 64,321 common stock options to its Chief Executive Officer and Chief Financial Officer, respectively, as part of their 2015 performance bonuses. The options vested immediately upon grant and are exercisable at $2.07 per share. The weighted-average grant date fair value for the options granted was approximately $0.78 per option.
The following table summarizes the common stock options outstanding and exercisable as of March 31, 2016:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at March 31, 2016	Weighted Average Exercise Price
$1.30	1,989	0.1	$1.30	1,989	$1.30
$1.31 - $3.99	289,337	6.0	$3.01	220,183	$2.73
$4.00 - $4.30	82,111	6.0	$4.11	76,774	$4.09
Total	373,437	6.0	$3.24	298,946	$3.07
For options unvested at March 31, 2016, $0.1 million in compensation expense will be recognized over the next 1.7 years.
Common Stock Warrants
The following table summarizes the Company's common stock warrant activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2015	2,051,475	$3.46
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, March 31, 2016	2,051,475	$3.46	4.5	$249
Vested at March 31, 2016	1,576,475	$3.19	3.2	$249

The following table summarizes the common stock warrants outstanding and exercisable as of March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at March 31, 2016	Weighted Average Exercise Price
$0 - $1.99	327,664	1.6	$1.56	327,664	$1.56
$2.00 - $2.99	335,354	2.3	$2.58	335,354	$2.58
$3.00 - $3.99	500,355	3.6	$3.59	500,355	$3.59
$4.00 - $4.99	864,769	7.0	$4.37	389,769	$4.40
$5.00 - $5.90	23,333	7.1	$5.90	23,333	$5.90
Total	2,051,475	4.5	$3.46	1,576,475	$3.19
For warrants unvested at March 31, 2016, $0.4 million in compensation expense will be recognized over the next 1.7 years.
Restricted Stock
The following table summarizes the Company's restricted stock activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2015	294,021	$4.19
Granted	196,251	$2.14
Vested	(53,141)	$2.07
Forfeited	—	$—
Unvested at March 31, 2016	437,131	$3.53
On January 1, 2016, the Company granted to its Chief Accounting Officer and certain employees 7,792 and 26,622 shares of restricted stock, respectively, with a weighted average grant-date fair value of $2.49 per share, as part of their 2015 performance bonuses. The restricted shares vest as to one-third of the total shares granted on December 31, 2016, December 31, 2017 and December 31, 2018.
On January 27, 2016, the Board granted to the Company's Chief Executive Officer and Chief Financial Officer 28,986 and 24,155 shares of restricted stock, respectively, with a weighted average grant-date fair value of $2.07 per share, as part of their 2015 performance bonuses. The restricted shares vested immediately upon grant.
On January 27, 2016, three non-management members of the Board were each granted 36,232 shares of restricted stock with a weighted average grant-date fair value of $2.07 per share, as compensation for their services as Directors. The restricted shares vest on the following schedule: (i) 12,077 shares on January 27, 2017; (ii) 12,077 shares of January 27, 2018; and (iii) 12,078 shares on January 27, 2019.
For restricted stock unvested at March 31, 2016, $1.2 million in compensation expense will be recognized over the next 2.6 years.
NOTE 13. .                      VARIABLE INTEREST ENTITIES
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

On July 17, 2015, the Company made a short-term loan to HAH, for working capital purposes, and, in connection therewith, HAH executed the Note in favor of the Company. Since July 17, 2015, the Note has been amended from time to time and currently has an outstanding principal amount of $1.75 million and had a maturity date of December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases. The Company is currently seeking the repayment of the Note in accordance with its terms and expects full repayment.

The Aria Lease Inducement and Note entered into by the Company create a variable interest that may absorb some or all of a variable interest entity's ("VIE") expected losses. The Company does not consolidate the operating activities of the Aria Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

Effective February 3, 2016, each Aria Sublessor terminated the applicable Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease.

Beacon. On August 1, 2015, the Company entered into a Lease Inducement Fee Agreement with certain affiliates of Beacon Health Management, LLC ("Beacon"), pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain affiliates of Beacon (the "Beacon Sublessees") to enter into sublease agreements and to commence such subleases and transfer operations thereunder. The inducement fee was paid net of certain other fees and costs owed by the affiliates of, including the first month of base rent for all of the Beacon facilities and the first month of special rent pertaining to the four of such facilities.

On August 1, 2015, the Company made a short-term loan to certain affiliates of Beacon (collectively, the "Beacon Affiliates") and, in connection therewith, Beacon Affiliates executed a promissory note maturing on May 31, 2016 in the amount $0.6 million (the "Beacon Note"), as amended, in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 18% per annum. Until all amounts due and owing under the note have been paid, the Beacon Sublessees will not pledge, as security, any of the accounts receivable relating to the respective facilities that such entities sublease from affiliates of the Company. As of March 31, 2016, the principal amount outstanding on the Beacon Note was $0.6 million.

The Beacon Lease Inducement and Beacon Note entered into by the Company create a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the Beacon Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

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

Legal Matters

The Company is party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to the residents of the Company's facilities and claims related to employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company is a defendant in a purported class action lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et al filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit. On December 16, 2015, the Company's insurance carrier reached a settlement with each of the individual plaintiffs on behalf of the Company and all other defendants pursuant to which separate payments are to be made by the Company's carrier to the plaintiffs. The individual settlements are contingent on approval by the probate courts having jurisdiction over the deceased plaintiffs' respective estates, if applicable. As of March 31, 2016, all but two of the individual settlement agreements had been approved and the settlement consideration paid to the plaintiffs.

NOTE 15.                       RELATED PARTY TRANSACTIONS
Personal Guarantor on Loan Agreements

Christopher Brogdon, a former director of the Company and a greater than 5% beneficial owner of the common stock, serves as personal guarantor on certain loan agreements, entered into by the Company prior to 2015, related to the following properties: (i) one of the two office buildings located in Roswell, Georgia; (ii) College Park, a 95-bed skilled nursing facility located in College Park, Georgia; (iii) Attalla, a 182-bed skilled nursing facility located in Attalla, Alabama; and (iv) Coosa Valley, 122-bed skilled nursing facility located in Glencoe, Alabama. At March 31, 2016, the total outstanding principal owed under the loans was approximately $17.5 million.

Consulting Agreements

The Company had a Consulting Agreement (as amended, the "Consulting Agreement") with Mr. Brogdon pursuant to which Mr. Brogdon was compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. On March 21, 2016, the Company and Mr. Brogdon entered into a letter agreement whereby the Company and Mr. Brogdon agreed that the Consulting Agreement was terminated as of November 20, 2015. As of March 31, 2016, the Company had an outstanding balance of $0.3 million receivable from Mr. Brogdon for a prior promissory note. For further details, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 18 - Related Party Transactions included in the Annual Report.

NOTE 16.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Office Building Sale
On April 25, 2016, the Company completed the sale of one of its office buildings located in Roswell, Georgia for $0.7 million. The Company’s debt obligations with respect to the building exceeded the proceeds of the sale by $0.2 million (see Note 15 - Related Party Transactions).

Arkansas Facilities Sale Agreement
As described previously, on April 1, 2016, the Skyline Lessors entered into the Skyline Lease pursuant to which each Skyline Lessor leases one of the Arkansas Facilities to the Skyline Lessee (see Note 7 - Leases). In connection with the Skyline Lease, the Skyline Lessors entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which the Purchaser had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, which the Purchaser could exercise in accordance with such agreement until May 1, 2016. Pursuant to such purchase option, the purchase price shall be paid by the Purchaser as $52.0 million in cash at closing with the balance of the purchase price to evidenced by a promissory note executed by the Purchaser.

On April 22, 2016, the Purchaser delivered notice to the Company of its intent to exercise its option to purchase the Arkansas Facilities.

Pursuant to such purchase option, on May 10, 2016, the Skyline Lessors and the Purchaser entered into a Purchase and Sale Agreement (the “Purchase Agreement”) whereby the Skyline Lessors agreed to sell, and the Purchaser agreed to buy, the Arkansas

Facilities, together with all improvements, fixtures, furniture and equipment pertaining to such facilities (except for certain leased business equipment) and the Skyline Lessors’ intangible assets (including intellectual property) relating to the operation of the nursing home business at such facilities, for an aggregate purchase price of $55.0 million, subject to the terms and conditions set forth in the Purchase Agreement The purchase price consists of: (i) a deposit of $1.0 million deposited by the Purchaser with an escrow agent at the time of the Purchaser’s exercise of the purchase option; (ii) cash consideration of $51.0 million; and (iii) a promissory note from the Purchaser in favor of the Skyline Lessors with a principal amount of $3,000,000, to be executed and delivered at closing (the “Skyline Note”). The Skyline Note shall be paid in twenty-four (24) equal monthly installments of interest only at the rate of ten percent (10%) per annum, with the principal balance to be due and payable in full on August 1, 2018. The Skyline Note shall be personally guaranteed by Joseph Schwartz.

The sale of the Arkansas Facilities is subject to customary conditions and termination rights for transactions of this type. The closing of the transaction is required to occur on or before August 1, 2016. The Skyline Lease shall remain in full force and effect through the closing date and, upon the closing, the Skyline Lease shall either terminate or be assigned to the Purchaser’s entities, at the Purchaser’s option. If the closing does not occur, the Skyline Lease shall remain in full force and effect in accordance with its terms.

Notice of Non-Compliance from NYSE MKT

On April 18, 2016, the Company received notice from NYSE Regulation, Inc. that it is not in compliance with certain NYSE MKT (the “NYSE MKT”) continued listing standards relating to stockholders’ equity. Specifically, the Company is not in compliance with Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if an issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if an issuer has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years) and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years) of the NYSE MKT Company Guide (the “Company Guide”) because the Company reported a stockholders’ deficit of $23.8 million as of December 31, 2015 and net losses for the last five (5) fiscal years. As a result, the Company has become subject to the procedures and requirements of Section 1009 of the Company Guide and is required to submit a plan by May 18, 2016 advising the NYSE MKT of the actions the Company has taken or will take to regain compliance with the NYSE MKT’s continued listing standards by October 18, 2017.

The Company intends to submit a plan by the May 18, 2016 deadline. The Company’s common stock and Series A Preferred Stock will continue to be listed on the NYSE MKT while the Company seeks to regain compliance with the listing standards noted, subject to the Company’s compliance with other continued listing requirements. If the Company fails to submit a plan or if the Company’s plan is not accepted, then the NYSE MKT may commence delisting procedures. Furthermore, the NYSE MKT may commence delisting procedures, if it deems appropriate, if the Company does not regain compliance by October 18, 2017 or if the Company does not make progress consistent with its plan during the plan period.

Decertification of Oceanside Facility

On May 9, 2016, New Beginnings received a Notice of Involuntary Termination from CMS indicating that its operations at the Oceanside facility were not in substantial compliance with CMS Requirements and that its provider agreements with CMS are terminated as of such date. The letter noted that any decertification or further remedial action would be subject to the stays issued in the Bankruptcy Court’s order (see Note 7 - Leases, New Beginnings).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing such facilities to third-party tenants. As of March 31, 2016, the Company owned, leased, or managed for third parties 38 facilities primarily in the Southeast. The operators of the Company's facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related beds/units as of March 31, 2016:

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

The following table provides summary information regarding the number of facilities and related beds/units by operator affiliation as of March 31, 2016:

Operator Affiliation	Number of Facilities	Beds / Units
Aria Health Group / Skyline Healthcare (1)	9	958
Beacon Health Management	7	585
C.R. Management	7	830
Wellington Health Services	4	641
New Beginnings Care (2)	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	35	3,749
AdCare Managed	3	332
Total	38	4,081

(1)
AdCare subleased through its subsidiaries nine facilities located in Arkansas to affiliates of Aria pursuant to separate sublease agreements. Eight of the Aria Subleases commenced on May 1, 2015 and one Aria Sublease commenced on November 1, 2015. Effective February 3, 2016, each Aria Sublease was terminated due to the failure to pay rent pursuant to the terms of such sublease. Subsequently, on February 5, 2016, the Company entered into the Skyline Lease with respect to such facilities, which commenced on April 1, 2016 (see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q).

(2)
On January 22, 2016, New Beginnings Care ("New Beginnings") filed a petition to reorganize its finances under the Bankruptcy Code. To date, New Beginnings has neither affirmed nor rejected the Master Lease entered into on November 3, 2015 with respect to the Jeffersonville, Oceanside, and Savannah Beach facilities. The Company is in discussions with New Beginnings and other potential operators about renting such facilities. For a more detailed discussion, see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Liquidity Overview

At March 31, 2016, we had $2.3 million in cash and cash equivalents as well as restricted cash of $8.9 million. Over the next twelve months, we anticipate both access to and receipt of several sources of liquidity, including cash flows from operations, and sales of Series A Preferred Stock pursuant to an At-The-Market shelf registration. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. During the remainder of 2016 and into the first quarter of 2017, we anticipate net proceeds of approximately $9.1 million on the refinancing of existing debt with such government guaranteed lending programs. At March 31, 2016, we had $118.4 million in indebtedness of which the current portion is $47.9 million. We anticipate our operating cash requirements over the next twelve months as being less than the comparative prior twelve months due to the completion of the Transition. We expect sufficient funds for our operations and scheduled debt service, at least through the next twelve months. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2016 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

The Company has absorbed negative cash flows from operations in the past, including the three months ended March 31, 2016, but anticipates a reversal to a positive cash flow from operations during the remainder of 2016. In order to satisfy the Company's capital needs, the Company seeks to: (i) continue improving operating results through its leasing and subleasing transactions executed with favorable terms and consistent and predictable cash flow; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long-term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results of the Transition. If the Company is unable to expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets.

On March 24, 2016, we received a commitment to refinance the Bentonville, Heritage Park and River Valley Credit Facility, the Little Rock Credit Facility, and the Northridge, Woodland Hills and Abington Credit Facility for a combined total of $25.4 million of debt, subject to definitive documentation and certain closing conditions. On March 24, 2016, we also obtained a lender commitment to extend the maturity date of the Georgetown and Sumter Credit Facility from September 2016 to June 2017 subject to definitive documentation and certain closing conditions. On March 29, 2016, we obtained a lender commitment to extend the maturity date of the Quail Creek Credit Facility from September 2016 to September 2018 subject to definitive documentation and certain closing conditions.

For a more detailed discussion, see Note 3 - Liquidity and Profitability, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Divestitures
For information regarding the Company's divestitures, please see Note 10 - Discontinued Operations and Note 16 - Subsequent Events, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

We prepare our financial statements in accordance GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change. We believe that the following represents our critical accounting policies.
For a discussion on recent accounting pronouncements not yet adopted by the Company, see Note 1 - Organization and Significant Accounting Policies, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Results of Operations

Three Months Ended March 31, 2016 and 2015

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

As a result of the Transition, the amounts presented below are not reflective of our ongoing annualized performance due to leasing activity throughout the periods. Revenues and expenses related to facility operations during the three months ended March 31, 2015 were reclassed to discontinued operations.

Certain reclassifications have been made to the 2015 financial information to conform to the 2016 presentation with no effect on the Company's consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders' equity. Reclassifications were made to the Consolidated Statements of Operations for three months ended March 31, 2015 to reflect the same facilities in discontinued operations for both periods presented.

	Three Months Ended March 31,		Increase (Decrease)
(Amounts in 000’s)	2016	2015	Amount	Percent
Revenues:
Rental revenues	$6,849	$1,340	$5,509	411.1%
Management fee and other revenues	233	218	15	6.9%
Total revenues	7,082	1,558	5,524	354.6%
Expenses:
General and administrative expenses	2,542	3,331	(789)	(23.7)%
Facility rent expense	2,179	487	1,692	347.4%
Depreciation and amortization	1,713	1,675	38	2.3%
Other operating expenses	203	102	101	99.0%
Total expenses	6,637	5,595	1,042	18.6%
Income (loss) from operations	445	(4,037)	4,482	111.0%
Other expense:
Interest expense, net	1,825	2,490	(665)	(26.7)%
Loss on extinguishment of debt	—	680	(680)	(100.0)%
Other expense	42	288	(246)	(85.4)%
Total other expense, net	1,867	3,458	(1,591)	(46.0)%
Loss from continuing operations before income taxes	(1,422)	(7,495)	(6,073)	(81.0)%
Income tax benefit	—	20	20	(100.0)%
Loss from continuing operations	(1,422)	(7,515)	(6,053)	(80.5)%
(Loss) income from discontinued operations, net of tax	(528)	2,266	2,794	123.3%
Net loss	$(1,950)	$(5,249)	$(3,259)	(62.1)%

Rental Revenues—Total rental revenue increased by $5.5 million, or 411.1%, to $6.8 million for the three months ended March 31, 2016, compared with $1.3 million for the same period in 2015. The increase reflects the completion of the Transition and the resulting increase in leasing of facilities to third-party operators. As of March 31, 2016, we have leased or subleased all of our facilities. As of March 31, 2015, we had leased three owned and subleased five leased skilled nursing and rehabilitation facilities to third-party operators. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Aria Subleases, for which rental revenue is recognized based on cash amount owed, and the New Beginnings Sublease, for which rental revenue is recognized when cash is received.
Management Fee and Other Revenues—Management revenues increased by $0.02 million, or 6.9%, to $0.2 million for the three months ended March 31, 2016, compared with $0.2 million for the same period in 2015. The increase is primarily due to slight increases to management fee revenue and asset management fee revenues.
General and Administrative—General and administrative costs decreased by $0.8 million or 23.7%, to $2.5 million for the three months ended March 31, 2016, compared with $3.3 million for the same period in 2015. The net decrease is primarily due to the following: (i) a decrease in contract services expense of approximately $0.6 million; (ii) a decrease in salaries, wages and employee benefits expense of approximately $0.3 million, which is offset by an increase in employee stock-based compensation expense of approximately $0.3 million; and (iii) a decrease in IT-related expenses of approximately $0.1 million.
Facility Rent Expense—Facility rent expense increased by $1.7 million or 347.4%, to $2.2 million for the three months ended March 31, 2016, compared with $0.5 million for the same period in 2015. The increase is primarily due to: (i) an increase of $0.3 million in rent expense resulting from lease extensions and amendments entered into subsequent to March 31, 2015 (see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q); and (ii) $1.4 million of rent expense reported in discontinued operations for the three months ended March 31, 2015.
Depreciation and Amortization—Depreciation and amortization increased by $0.04 million or 2.3%, to $1.7 million for the three months ended March 31, 2016, compared with $1.7 million for the same period in 2015. The increase is primarily due to certain equipment purchases subsequent to March 31, 2015.
Other Operating Expenses—Other operating expense increased by $0.1 million or 99.0%, to $0.2 million for the three months ended March 31, 2016, compared with $0.1 million for the same period in 2015. The increase is primarily due to an increase in debt-related legal expenses of approximately $0.1 million.
Interest Expense, Net—Interest expense, net decreased by $0.7 million or 26.7%, to $1.8 million for the three months ended March 31, 2016, compared with $2.5 million for the same period in 2015. The decrease is primarily due to: (i) the repayment in full of four lines of credit with an aggregate outstanding principal totaling $4.9 million at March 31, 2015; and (ii) the repayment of $6.8 million in convertible notes subsequent to March 31, 2015.
Loss on Debt Extinguishment—Loss on extinguishment of debt decreased by $0.7 million or 100.0%, to $0.0 million for the three months ended March 31, 2016, compared with $0.7 million for the same period in 2015. The decrease is primarily due to the February 2015 issuance of promissory notes related to the refinancing of certain loan agreements with one of our lenders (see Note 9 - Notes Payable and Other Debt, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q).
Other Expense—Other expense decreased by $0.25 million or 85.4%, to $0.04 million for the three months ended March 31, 2016, compared with $0.29 million for the same period in 2015. The decrease is primarily due to a reduction in transition-related legal expenses incurred during 2016.
Liquidity and Capital Resources

For information regarding the Company's liquidity, please refer to Note 3 - Liquidity and Profitability, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q and Liquidity Overview, to the Company's Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Cash Flows
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2016	2015
Net cash used in operating activities - continuing operations	$(941)	$(5,248)
Net cash (used in) provided by operating activities - discontinued operations	(639)	4,645
Net cash provided by investing activities - continuing operations	4,145	331
Net cash used in investing activities - discontinued operations	(1)	(44)
Net cash (used in) provided by financing activities - continuing operations	(2,752)	277
Net cash used in financing activities - discontinued operations	(268)	(16)
Net change in cash and cash equivalents	(456)	(55)
Cash and cash equivalents at beginning of period	2,720	10,735
Cash and cash equivalents at end of period	$2,264	$10,680

Three Months Ended March 31, 2016

Net cash used in operating activities—continuing operations for the three months ended March 31, 2016, was approximately $0.9 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue in excess of cash received, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity.
Net cash provided by investing activities—continuing operations for the three months ended March 31, 2016, was approximately $4.1 million. This is primarily the result of a net release in restricted cash deposits of approximately $3.8 million and proceeds from sale of property and equipment of $0.3 million.
Net cash used in financing activities—continuing operations was approximately $2.8 million for the three months ended March 31, 2016. This is primarily the result of repayments of existing debt obligations and payments of dividends. These uses were offset by cash proceeds received from preferred stock issuances and additional debt borrowings. Net cash used in financing activities—discontinued operations was $0.3 million.
Three Months Ended March 31, 2015

Net cash used in operating activities—continuing operations for the three months ended March 31, 2015, was $5.2 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue and expense in excess of cash paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash provided by operating activities—discontinued operations was approximately $4.6 million. This is primarily the result of the discontinuation of profitable operating entities which are now subleased to our third-party operators.
Net cash provided by investing activities—continuing operations for the three months ended March 31, 2015, was approximately $0.3 million. This is primarily the result of a net decrease in restricted cash deposits of approximately $0.7 million , partially offset by capital expenditures of approximately $0.4 million.
Net cash provided by financing activities—continuing operations was approximately $0.3 million for the three months ended March 31, 2015.  This is primarily the result of cash proceeds received from additional debt borrowings and exercises of stock-based compensation awards. These sources were offset by repayments of existing debt obligations and payments of preferred stock dividends.
Notes Payable and Other Debt

For information regarding the Company's debt financings, please refer to Note 9 - Notes Payable and Other Debt, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Accounts receivable, net totaled $8.6 million at March 31, 2016 and $8.8 million at December 31, 2015 of which $6.5 million and $8.0 million, respectively, related to patient care receivables from our legacy operations.
The allowance for doubtful accounts was $11.3 million and $12.5 million at March 31, 2016 and December 31, 2015, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Operating Leases
For information regarding the Company's operating leases, please refer to Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

The Company is a defendant in a purported class action lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et al filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit. On December 16, 2015, the Company's insurance carrier reached a settlement with each of the individual plaintiffs on behalf of the Company and all other defendants pursuant to which separate payments are to be made by the Company's carrier to the plaintiffs. The individual settlements are contingent on approval by the probate courts having jurisdiction over the deceased plaintiffs' respective estates, if applicable. As of March 31, 2016, all but two of the individual settlement agreements had been approved and the settlement consideration paid to the plaintiffs.

Item 1A.  Risk Factors.

The following are certain additional risk factors that you should carefully in addition to the risk factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report, which are incorporated herein by this reference. The risk factors described below and in the Annual Report should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. These risk factors are not all the risks applicable to our business, and are intended only as a summary of certain material factors. If any of the risks described below or in the Annual Report actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock and Series A Preferred Stock could decline.

If we fail to meet all applicable continued listing requirements of the NYSE MKT and the NYSE MKT determines to delist the common stock and Series A Preferred Stock, the delisting could adversely affect the market liquidity of such securities, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

On April 18, 2016, the Company received notice from NYSE Regulation, Inc. that it is not in compliance with certain NYSE MKT continued listing standards relating to stockholders’ equity. Specifically, the Company is not in compliance with Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if an issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if an issuer has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years) and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years) of the Company Guide because the Company reported a stockholders’ deficit of $23.8 million as of December 31, 2015 and net losses for the last five (5) fiscal years. As a result, the Company has become subject to the procedures and requirements of Section 1009 of the Company Guide and is required to submit a plan by May 18, 2016, advising the NYSE MKT of the actions the Company has taken or will take to regain compliance with the NYSE MKT’s continued listing standards by October 18, 2017.

The Company intends to submit a plan by the May 18, 2016 deadline. The common stock and Series A Preferred Stock will continue to be listed on the NYSE MKT while the Company seeks to regain compliance with the listing standards noted, subject to the

Company’s compliance with other continued listing requirements. If the Company fails to submit a plan or if the Company’s plan is not accepted, then the NYSE MKT may commence delisting procedures. Furthermore, the NYSE MKT may commence delisting procedures, if it deems appropriate, if the Company does not regain compliance by October 18, 2017 or if the Company does not make progress consistent with its plan during the plan period. We give no assurance that the Company will be able to regain compliance with the applicable NYSE MKT continued listing requirements.

If the common stock and Series A Preferred Stock are delisted from the NYSE MKT, then such securities may trade in the over-the-counter market. If our securities were to trade on the over-the-counter market, selling the common stock and Series A Preferred Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event the common stock and Series A Preferred Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in such securities, further limiting the liquidity of the common stock and Series A Preferred Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from the NYSE MKT and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfy maturing debt commitments.

In addition, if the Company fails for 180 or more consecutive days to maintain a listing of the Series A Preferred Stock on a national exchange, then: (i) the annual dividend rate on the Series A Preferred Stock will be increased to 12.875% per annum on the 181st day; and (ii) the holders of the Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on the Board. Such increased dividend rate and voting rights will continue for so long the Series A Preferred Stock is not listed on a national exchange.

We are exploring strategic alternatives and there is no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for shareholders.

The Board has commenced a review of strategic alternatives which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There is no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, then our business, financial condition and results of operations could be adversely affected. We provide no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Common stock repurchases made by the Company during the three months ended March 31, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased (a)
January 1, 2016 - January 31, 2016	150,000	$2.05	150,000	350,000
February 1, 2016 - February 29, 2016	—	—	—	—
March 1, 2016 - March 31, 2016	—	—	—	—
Total	150,000	$2.05	150,000	350,000
(a) On November 12, 2015, the Company announced that the Board authorized a stock repurchase plan (the "Repurchase Program") that enables the Company to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period ending November 12, 2016. Share repurchases may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. The Repurchase Program may be suspended or discontinued at any time.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

As described previously, on April 1, 2016, the Skyline Lessors entered into the Skyline Lease pursuant to which each Skyline Lessor leases one of the Arkansas Facilities to the Skyline Lessee (see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q). In connection with the Skyline Lease, the Skyline Lessors entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which the Purchaser had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, which the Purchaser could exercise in accordance with such agreement until May 1, 2016. Pursuant to such purchase option, the purchase price shall be paid by the Purchaser as $52.0 million in cash at closing with the balance of the purchase price to evidenced by a promissory note executed by the Purchaser.

On April 22, 2016, the Purchaser delivered notice to the Company of its intent to exercise its option to purchase the Arkansas Facilities.

Pursuant to such purchase option, on May 10, 2016, the Skyline Lessors and the Purchaser entered into the Purchase Agreement whereby the Skyline Lessors agreed to sell, and the Purchaser agreed to buy, the Arkansas Facilities, together with all improvements, fixtures, furniture and equipment pertaining to such facilities (except for certain leased business equipment) and the Skyline Lessors’ intangible assets (including intellectual property) relating to the operation of the nursing home business at such facilities, for an aggregate purchase price of $55.0 million, subject to the terms and conditions set forth in the Purchase Agreement. The purchase price consists of: (i) a deposit of $1.0 million deposited by the Purchaser with an escrow agent at the time of the Purchaser’s exercise of the purchase option; (ii) cash consideration of $51.0 million; and (iii) the Skyline Note, a promissory note from the Purchaser in favor of the Skyline Lessors with a principal amount of $3,000,000, to be executed and delivered at closing. The Skyline Note shall be paid in twenty-four (24) equal monthly installments of interest only at the rate of ten percent (10%) per annum, with the principal balance to be due and payable in full on August 1, 2018. The Skyline Note shall be personally guaranteed by Joseph Schwartz.

The purchase and sale of the Arkansas Facilities is subject to customary conditions and termination rights for transactions of this type. The closing of the transaction is required to occur on or before August 1, 2016. The Skyline Lease shall remain in full force and effect through the closing date and, upon the closing, the Skyline Lease shall either terminate or be assigned to the Purchaser’s entities, at the Purchaser’s option. If the closing does not occur, the Skyline Lease shall remain in full force and effect in accordance with its terms.

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

2.1
Purchase and Sale Agreement, by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, and Little Ark Realty Holdings, LLC

Filed herewith
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
3.9	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on May 28, 2015	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
3.10	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on December 11, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on December 14, 2015
3.11	Amendment No. 2 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on December 14, 2015
4.1	Specimen Common Stock Certificate of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
4.2*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.8	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.9	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.10
Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015
Incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.11	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008
4.12	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.13	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.14	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
4.15	Amendment to Subordinated Convertible Note Issued March 31, 2015, Dated July 30, 2015, by and between AdCare Health Systems, Inc., and Cantone Asset Management, LLC and Cantone Research, Inc.	Incorporated by reference to Exhibit 10.105 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.1
Master Lease Agreement, dated February 5, 2016, by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, and Skyline Healthcare, LLC
Incorporated by reference to Exhibit 10.462 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015
10.2
Option Agreement, dated February 5, 2016, by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, and Joseph Schwartz
Incorporated by reference to Exhibit 10.463 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015
10.3	Third Amendment to Lease, dated October 1, 2015, by and between William M. Foster and ADK Georgia, LLC	Filed herewith
10.4*	Letter Agreement, dated February 1, 2016, by and between E. Clinton Cain and AdCare Health Systems, Inc.	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101
The following financial information from AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2016 (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.
Filed herewith
* Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	May 16, 2016	/s/ William McBride III
William McBride III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2016	/s/ Allan J. Rimland
Allan J. Rimland
President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date:	May 16, 2016	/s/ E. Clinton Cain
E. Clinton Cain
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)