Form 10-Q
period 2016-06-30
ADCARE HEALTH SYSTEMS, INC
filed 2016-08-15
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-33135

AdCare Health Systems, Inc.
(Exact name of registrant as specified in its charter)

Georgia	31-1332119
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
 454 Satellite Boulevard, Suite 100, Suwanee, GA 30024
(Address of principal executive offices)

(678) 869-5116
(Registrant’s telephone number, including area code)

1145 Hembree Road, Roswell, GA 30076
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

As of July 31, 2016:  19,948,534 shares of common stock, no par value were outstanding.

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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,249	$2,720
Restricted cash	1,443	9,169
Accounts receivable, net of allowance of $10,700 and $12,487	3,994	8,805
Prepaid expenses and other	1,817	3,214
Assets of disposal group held for sale	49,353	1,249
Total current assets	59,856	25,157
Restricted cash and investments	3,535	3,558
Property and equipment, net	79,617	126,676
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	3,087	3,420
Goodwill	2,105	4,183
Lease deposits	1,411	1,812
Other assets	3,352	1,996
Total assets	$155,434	$169,273
LIABILITIES AND DEFICIT
Current liabilities:
Current portion of notes payable and other debt	$19,306	$50,960
Current portion of convertible debt	7,700	—
Accounts payable	4,340	8,741
Accrued expenses and other	5,329	3,125
Liabilities of disposal group held for sale	32,160	958
Total current liabilities	68,835	63,784
Notes payable and other debt, net of current portion:
Senior debt, net	48,614	54,742
Bonds, net	6,547	6,600
Convertible debt, net	1,352	8,968
Other debt, net	295	531
Other liabilities	4,078	3,380
Deferred tax liability	389	389
Total liabilities	130,110	138,394
Commitments and contingencies (Note 14)
Preferred stock, no par value; 5,000 shares authorized; 2,657 and 2,427 shares issued and outstanding, redemption amount $66,426 and $60,273 at June 30, 2016 and December 31, 2015, respectively	59,261	54,714
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,907 and 19,861 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	61,366	60,958
Accumulated deficit	(95,303)	(84,793)
Total stockholders’ deficit	(33,937)	(23,835)
Total liabilities and stockholders' deficit	$155,434	$169,273

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$6,890	$4,156	$13,739	$5,496
Management fee and other revenues	274	305	507	523
Total revenues	7,164	4,461	14,246	6,019

Expenses:
Facility rent expense	2,168	1,329	4,347	1,816
Depreciation and amortization	1,339	1,798	3,052	3,473
General and administrative expense	2,135	2,569	4,677	5,900
Other operating expenses	969	119	1,172	221
Total expenses	6,611	5,815	13,248	11,410

Income (loss) from operations	553	(1,354)	998	(5,391)

Other expense:
Interest expense, net	1,751	2,279	3,576	4,769
Loss on extinguishment of debt	—	—	—	680
Other expense	9	193	51	481
Total other expense, net	1,760	2,472	3,627	5,930

Loss from continuing operations before income taxes	(1,207)	(3,826)	(2,629)	(11,321)
Income tax expense	—	—	—	20
Loss from continuing operations	(1,207)	(3,826)	(2,629)	(11,341)

Income (loss) from discontinued operations, net of tax	(3,775)	(1,537)	(4,303)	729
Net loss	(4,982)	(5,363)	(6,932)	(10,612)

Net loss attributable to noncontrolling interests	—	270	—	500
Net loss attributable to AdCare Health Systems, Inc.	(4,982)	(5,093)	(6,932)	(10,112)

Preferred stock dividends	(1,801)	(1,437)	(3,578)	(2,083)
Net loss attributable to AdCare Health Systems, Inc. Common Stockholders	$(6,783)	$(6,530)	$(10,510)	$(12,195)

Net loss (income) per share of common stock attributable to AdCare Health Systems, Inc.
Basic and diluted:
Continuing operations	$(0.15)	$(0.27)	$(0.31)	$(0.69)
Discontinued operations	(0.19)	(0.06)	(0.22)	0.06
	$(0.34)	$(0.33)	$(0.53)	$(0.63)

Weighted average shares of common stock outstanding:
Basic and diluted	19,907	19,775	19,896	19,499

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Amounts in 000’s)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2015	19,861	$60,958	$(84,793)	$(23,835)

Stock-based compensation	—	720	—	720

Common stock repurchase program	(150)	(312)	—	(312)

Issuance of restricted stock	196	—	—	—

Preferred stock dividends	—	—	(3,578)	(3,578)

Net loss	—	—	(6,932)	(6,932)
Balances, June 30, 2016	19,907	$61,366	$(95,303)	$(33,937)

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in 000's)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,932)	$(10,612)
(Income) loss from discontinued operations, net of tax	4,303	(729)
Loss from continuing operations	(2,629)	(11,341)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,052	3,473
Stock-based compensation expense	720	432
Rent expense in excess of cash paid	409	76
Rent revenue in excess of cash received	(1,344)	(274)
Amortization of deferred financing costs	433	753
Amortization of debt discounts and premiums	7	7
Loss on debt extinguishment	—	680
Changes in operating assets and liabilities:
Accounts receivable	(244)	(279)
Prepaid expenses and other	1,251	(107)
Other assets	30	(1,850)
Accounts payable and accrued expenses	(16)	(1,493)
Other liabilities	620	741
Net cash provided (used in) by operating activities - continuing operations	2,289	(9,182)
Net cash (used in) provided by operating activities - discontinued operations	(2,252)	505
Net cash provided by (used in) operating activities	37	(8,677)

Cash flows from investing activities:
Change in restricted cash	4,774	(5,586)
Purchase of property and equipment	(44)	(722)
Proceeds from the sale of property and equipment	1,372	—
Earnest deposit	1,000	—
Net cash provided by (used in) investing activities - continuing operations	7,102	(6,308)
Net cash (used in) investing activities - discontinued operations	(1)	(8)
Net cash provided by (used in) investing activities	7,101	(6,316)

Cash flows from financing activities:
Proceeds from senior debt	203	22,730
Proceeds from convertible debt	—	2,049
Repayment of notes payable	(6,646)	(22,757)
Repayment on bonds payable	(85)	—
Repayment on convertible debt	—	(2,367)
Proceeds from lines of credit	—	20,780
Repayment of lines of credit	—	(25,874)
Debt issuance costs	(67)	(830)
Exercise of warrants and options	—	1,791
Proceeds from preferred stock issuances, net	4,547	27,558
Dividends paid on common stock	(312)	(990)
Dividends paid on preferred stock	(3,578)	(2,083)
Net cash (used in) provided by financing activities - continuing operations	(5,938)	20,007
Net cash (used in) financing activities - discontinued operations	(671)	(409)
Net cash (used in) provided by financing activities	(6,609)	19,598
Net change in cash and cash equivalents	529	4,605
Cash and cash equivalents, beginning	2,720	10,735
Cash and cash equivalents, ending	$3,249	$15,340

Supplemental disclosure of cash flow information:
Interest paid	$3,213	$4,568
Income taxes paid	$—	$20
2014 Notes surrendered and cancelled in payment for 2015 Notes	$—	$5,651

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

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
Description of Business

AdCare Health Systems, Inc. (“AdCare”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company's business primarily consists of leasing and subleasing healthcare facilities to third-party tenants, which operate such facilities. The facility operators provide a range of healthcare services, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

As of June 30, 2016, the Company owned, leased, or managed for third parties 38 facilities primarily in the Southeast. Of the 38 facilities, the Company: (i) leased 22 owned and subleased 11 leased skilled nursing facilities to third-party operators; (ii) leased two owned assisted living facilities to third-party operators; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 - Leases below and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases in the Annual Report for a more detailed description of the Company's leases).

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

Historically, the Company's business focused on owning and operating skilled nursing and assisted living facilities. The Company also managed facilities on behalf of unaffiliated owners with whom the Company entered into management contracts. In July 2014, the Company's Board of Directors (the “Board”) approved a strategic plan to transition the Company to a healthcare property holding and leasing company through a series of leasing and subleasing transactions (the “Transition”). The Company effected the Transition through: (i) leasing to third-party operators all of the healthcare properties which it owns and previously operated; (ii) subleasing to third-party operators all of the healthcare properties which it leases (but does not own) and previously operated; and (iii) continuing the one remaining management agreement to manage two skilled nursing facilities and one independent living facility for third parties. The Company completed the Transition on December, 31, 2015.

The Company leases its currently-owned healthcare properties, and subleases its currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual rent escalation clauses. As a result of the Transition, the Company has many of the characteristics of a real estate investment trust ("REIT") and is focused on the ownership, acquisition and leasing of healthcare properties. The Board continues to analyze and consider: (i) whether and, if so, when, the Company could satisfy the requirements to qualify as a REIT under the Internal Revenue Code of 1986, as amended; (ii) the structural and operational complexities which would need to be addressed before the Company could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if the Company were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated federal net operating loss carryforwards. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

On March 29, 2016, the Company announced that given the completion of the Transition, the Board has begun to explore strategic alternatives for the Company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2016 and 2015, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities or stockholders’ equity. Reclassifications were made to the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015, to reflect the same facilities in discontinued operations for both periods presented.
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

Allowances. The Company assesses the collectibility of our rent receivables, including straight-line rent receivables. The Company bases its assessment of the collectibility of rent receivables on several factors including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments, the Company provides an allowance against the recognized rent receivable asset for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectibility of future rent payments required by a lease, the Company may adjust its reserve to increase or reduce the rental revenue recognized in the period the Company makes such change in its assumptions or estimates.

As of June 30, 2016 and December 31, 2015, the Company allowed for approximately $10.7 million and $12.5 million, respectfully of gross patient care related receivables arising from our legacy operations. Allowance for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All patient care receivables exceeding 365 days are fully allowed at June 30, 2016 and December 31, 2015. Accounts receivable, net totaled $4.0 million at

June 30, 2016 and $8.8 million at December 31, 2015 of which $2.7 million and $8.0 million, respectively, related to patient care receivables from our legacy operations.

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

In May 2014, the FASB issued ASU 2014-09 guidance which requires revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for those goods and services. The new standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The new guidance does not affect the recognition of revenue from leases. In August 2015, the FASB delayed the effective date of the new revenue standard by one year. Identifying performance obligations and licensing (ASU 2016-10) and narrow scope improvements (ASU 2016-12) were issued in April and May 2016 respectively. This new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

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

In February 2015, the FASB issued ASU 2015-02, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. This consolidation guidance is effective for public business entities for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which provides for an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we do not expect its adoption will have a significant effect on our consolidated financial statements.

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options and warrants are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three and six months ended June 30, 2016 and 2015, approximately 4.5 million and 6.6 million shares, respectively, of potentially dilutive securities were excluded from the diluted income (loss) per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s, except per share data)	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(1,207)	$(3,826)	$(2,629)	$(11,341)
Preferred stock dividends	(1,801)	(1,437)	(3,578)	(2,083)
Basic and diluted Loss from continuing operations	(3,008)	(5,263)	(6,207)	(13,424)

(Loss) income from discontinued operations	(3,775)	(1,537)	(4,303)	729
Net loss attributable to noncontrolling interests	—	270	—	500
Basic and diluted (loss) income from discontinued operations	(3,775)	(1,267)	(4,303)	1,229
Basic and diluted loss from continuing operations attributable to AdCare Health Systems, Inc common stockholders	$(6,783)	$(6,530)	$(10,510)	$(12,195)

Denominator:
Basic earnings per share - weighted average shares	19,907	19,775	19,896	19,499
Diluted earnings per share—adjusted weighted average shares (a)	19,907	19,775	19,896	19,499

Basic and diluted (loss) earnings per share:
Loss from continuing operations attributable to AdCare	$(0.15)	$(0.27)	$(0.31)	$(0.69)
(Loss) income from discontinuing operations	(0.19)	(0.06)	(0.22)	0.06
Loss attributable to to AdCare Health Systems, Inc. common stockholders	$(0.34)	$(0.33)	$(0.53)	$(0.63)

(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	June 30,
(Share amounts in 000’s)	2016	2015
Stock options	355	774
Warrants - employee	1,887	1,887
Warrants - non employee	109	585
Convertible notes	2,165	3,319
Total anti-dilutive securities	4,516	6,565

NOTE 3.                          LIQUIDITY AND PROFITABILITY

Sources of Liquidity

The Company continues to undertake measures to improve its operations and streamline its cost infrastructure in connection with its new business model, including: (i) increasing future minimum lease revenue; (ii) refinancing or repaying debt to reduce interest costs and reducing mandatory principal repayments; and (iii) reducing general and administrative expenses.

At June 30, 2016, the Company had $3.2 million in cash and cash equivalents as well as restricted cash of $5.0 million. Over the next twelve months, the Company anticipates both access to and receipt of several sources of liquidity.

On April 25, 2016, the Company completed the sale of one of its office buildings located in Roswell, Georgia for $0.7 million and subsequently repaid the outstanding indebtedness with respect to the property in the amount of approximately $0.9 million. On July 28, 2016, the Company completed the sale of an unencumbered office building located in Roswell, Georgia for $0.2 million. See Note 10 - Discontinued Operations and Note 16 - Subsequent Events.

The Company routinely has discussions with existing and new potential lenders to refinance current debt on a long-term basis and, in recent periods, has refinanced short-term acquisition-related debt with traditional long-term mortgage notes, some of which have been executed under government guaranteed lending programs such as those operated by the United States Department of Housing and Urban Development ("HUD").

On July 21, 2015, the Company entered into separate At Market Issuance Sales Agreements with each of MLV & Co. LLC and JMP Securities LLC (“JMP”), pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of the Company’s 10.875% Cumulative Redeemable Preferred Stock, (the "Series A Preferred Stock"), through an “at-the-market” offering program ("ATM"). The Company subsequently announced that the Series A Preferred Stock offered and sold through the ATM will be sold exclusively through JMP on and after June 7, 2016. During the quarter ended June 30, 2016, the Company sold 43,204 shares of Series A Preferred Stock generating net proceeds to the Company of approximately $0.9 million. Since the inception of the ATM in July 2015 and through June 30, 2016, the Company has sold 543,804 shares of Series A Preferred Stock under the ATM, generating net proceeds to the Company of approximately $11.3 million (see Note 11 - Common and Preferred Stock).

On March 24, 2016, the Company received a commitment to refinance certain credit facilities for a combined total of $25.4 million of debt, subject to definitive documentation and certain closing conditions, which commitment expires on November 10, 2016. These credit facilities pertain to the following loan agreements between certain wholly-owned subsidiaries of the Company and The PrivateBank and Trust Company (the “PrivateBank”): (i) the Loan Agreement, dated September 1, 2011, as amended (the “Bentonville, Heritage Park and River Valley Credit Facility”), (ii) the Loan Agreement, dated March 30, 2012, as amended (the “Little Rock Credit Facility”), and (iii) the Loan Agreement, dated February 25, 2015, as amended, (the “Northridge, Woodland Hills and Abington Credit Facility”).

On March 24, 2016, the Company also obtained a lender commitment to extend the maturity date of the credit facility entered into on January 30, 2015 between certain-wholly owned subsidiaries of the Company and the PrivateBank (the "Georgetown and Sumter Credit Facility") from September 2016 to June 2017, subject to definitive documentation and certain closing conditions, which commitment expires on November 10, 2016. On March 29, 2016, and subsequently renewed on August 12, 2016, the Company obtained a lender commitment to extend the maturity date of the credit facility entered into in September 2013 between a certain wholly-owned subsidiary of the Company and Housing & Healthcare Funding, LLC (the “Quail Creek Credit Facility”) from September 2016 to September 2018, subject to definitive documentation and certain closing conditions.

On May 10, 2016, the Company executed a purchase and sale agreement to sell nine of its facilities in Arkansas (the “Arkansas Facilities”) for a total sales price of $55.0 million. June 30, 2016, total outstanding debt, net of deferred financing costs on those facilities was approximately $29.6 million, net of restricted cash deposits and deferred financing costs included within "Liabilities of disposal group held for sale" in the Company's unaudited consolidated balance sheets at June 30, 2016. All such debt and restricted cash was current at June 30, 2016. The Company anticipates cash inflows associated with the sale of such facilities, if completed, to exceed related obligations by approximately $22.0 million, less routine closing costs and a seller note of $3.0 million. The completion of the sale of the Arkansas Facilities is subject to customary termination provisions and closing conditions. The cash impact for the sale of the nine Arkansas facilities consists of total sales proceeds of $55.0 million, payment of associated liabilities held for sale of $32.5 million (excluding deferred loan costs of $0.3 million), a seller note of $3.0 million, anticipated payments for property taxes of $0.4 million, and release of restricted cash of $2.9 million for total net cash to seller of $22.0 million. There is no assurance that the sale of the Arkansas Facilities will occur on the terms described in this Quarterly Report or at all.

Cash Requirements

At June 30, 2016, the Company had $116.0 million in indebtedness of which the current portion is $59.2 million. This current portion is comprised of the following components: (i) debt of held for sale entities of approximately $32.2 million, primarily senior debt and mortgage indebtedness; and (ii) remaining debt of approximately $24.6 million which includes senior debt - bond and mortgage indebtedness (for a complete debt listing see Note 9 - Notes Payable and Other Debt). As indicated previously, the Company routinely has ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

The Company anticipates, during the next twelve months, net principal disbursements of approximately $59.4 million (including approximately $1.3 million of payments on short term vendor notes, $1.9 million of routine debt service amortization, $0.2 million in connection with the sale of an office building and $0.7 million payment of other debt) which is inclusive of anticipated proceeds on refinancing of approximately $11.4 million. On March 24, 2016, the Company received a lender commitment to refinance a combined total of approximately $25.4 million of debt with respect to the Bentonville, Heritage Park and River Valley Credit Facility, the Little Rock Credit Facility and the Northridge, Woodland Hills and Abington Credit Facility and to extend $9.1 million of current maturities with respect to the Georgetown and Sumter Credit Facility, each subject to definitive documentation and certain closing conditions, which commitment expires on November 10, 2016. On March 29, 2016, and subsequently renewed on August 12 2016, the Company received a lender commitment to extend approximately $5.0 million of current maturities with respect to the Quail Creek Credit Facility, subject to definitive documentation and certain closing conditions. The Company anticipates operating cash requirements for the next twelve months as being substantially less than the previous twelve months due to the Transition. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at June 30, 2016, the Company had approximately $63.9 million of debt maturities due over the next two year period ending June 30, 2018. These debt maturities include $9.2 million of convertible promissory notes, which are convertible into shares of the common stock. The Company has been successful in recent years in raising new equity capital and believes based on recent discussions that these markets will continue to be available for raising capital in the future. The Company believes its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

During the three and six months ended June 30, 2016 the Company generated positive cash flows and anticipates positive cash flow from operations during the remainder of 2016.

In order to satisfy the Company's capital needs, the Company seeks to: (i) continue improving operating results through its leasing and subleasing transactions executed with favorable terms and consistent and predictable cash flow; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; (iv) potentially sell certain facilities; and (v) raise capital through the issuance of debt or equity securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long-term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results of the Transition will be realized. If the Company is unable to expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell additional assets, or suspend payment of preferred dividends.
.

NOTE 4.                          RESTRICTED CASH

The following table sets forth the Company’s various restricted cash, escrow deposits and related financial instruments excluding $3.0 million classified as assets held for sale:

(Amounts in 000’s)	June 30, 2016	December 31, 2015
Cash collateral and certificates of deposit	$222	$7,687
Replacement reserves	665	950
Escrow deposits	556	532
Total current portion	1,443	9,169

Restricted investments for other debt obligations	2,263	2,264
HUD replacement reserves	1,235	1,174
Reserves for capital improvements	37	120
Total noncurrent portion	3,535	3,558
Total restricted cash	$4,978	$12,727

NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment excluding $44.3 million classified as assets held for sale:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2016	December 31, 2015
Buildings and improvements	5-40	$83,389	$128,912
Equipment	2-10	9,194	13,470
Land	—	3,985	7,128
Computer related	2-10	2,894	2,999
Construction in process	—	64	390
		99,526	152,899
Less: accumulated depreciation and amortization		(19,909)	(26,223)
Property and equipment, net		$79,617	$126,676

Buildings and improvements includes the capitalization of costs incurred for the respective certificates of need (the "CON"). For additional information on the CON amortization, see Note 6 - Intangible Assets and Goodwill.

For the three months ended June 30, 2016 and 2015, total depreciation and amortization expense was $1.3 million and $1.8 million, respectively. For the six months ended June 30, 2016 and 2015, total depreciation and amortization expense was $3.1 million and $3.5 million, respectively. There were no amounts of total depreciation and amortization expense recognized in Loss from discontinued operations, net of tax in the three and six month periods ended June 2016 nor the three month period ended June 2015. Total depreciation and amortization expense excludes $0.1 million for the six months ended June 30, 2015 that is recognized in Income from discontinued operations, net of tax.

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	CON (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2015
Gross	$35,690	$2,471	$6,881	$45,042
Accumulated amortization	(4,760)	—	(3,461)	(8,221)
Net carrying amount	$30,930	$2,471	$3,420	$36,821

Transfers -Assets of disposal group held for sale
Gross	(12,879)	—	—	(12,879)
Accumulated amortization	2,123	—	—	2,123

Amortization expense	(505)	—	(333)	(838)

Balances, June 30, 2016
Gross	22,811	2,471	6,881	32,163
Accumulated amortization	(3,142)	—	(3,794)	(6,936)
Net carrying amount	$19,669	$2,471	$3,087	$25,227

Amortization expense for the CON included in property and equipment was approximately $0.2 million and $0.5 million for the three and six month periods ended June 30, 2016 and was approximately $0.3 million and $0.6 million for the three and six month periods ended June 30, 2015, respectively.
Amortization expense for lease rights was approximately $0.2 million and $0.3 million for the three and six month periods ended June 30, 2016 and was approximately $0.2 million and $0.3 million three and six month periods ended June 30, 2015, respectively.
Expected amortization expense for all definite-lived intangibles for each of the years ended December 31, is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2016(a)	$342	$333
2017	683	667
2018	683	667
2019	683	667
2020	683	482
Thereafter	16,595	271
Total expected amortization expense	$19,669	$3,087
 (a) Estimated amortization expense for the year ending December 31, 2016, includes only amortization to be recorded after June 30, 2016.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	June 30, 2016	December 31, 2015
Goodwill	$5,023	$5,023
Transfers -Assets of disposal group held for sale	(2,078)	—
Accumulated impairment losses	(840)	(840)
Net carrying amount	$2,105	$4,183

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7. LEASES
Operating Leases
The Company leases a total of eleven skilled nursing facilities from unaffiliated owners under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs. Each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party operators. The Company also leases certain office space located in Suwanee, Georgia. The Company has also entered into lease agreements for various equipment previously used in the facilities. These leases are included in future minimum lease payments below.

As of June 30, 2016, the Company is in compliance with all operating lease financial and administrative covenants.
Future Minimum Lease Payments
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2016(a)	$4,052
2017	8,152
2018	8,316
2019	8,495
2020	8,674
Thereafter	55,280
Total	$92,969
(a) Estimated minimum lease payments for the year ending December 31, 2016, include only payments to be recorded after June 30, 2016.
Leased and Subleased Facilities to Third-Party Operators
As a result of the completion of the Transition, the Company leases or subleases to third-party operators 35 facilities (24 owned by the Company and 11 leased to the Company) on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
Termination of Arkansas Leases. Until February 3, 2016, the Company subleased through its subsidiaries (the “Aria Sublessors”) the Arkansas Facilities to affiliates (the “Aria Sublessees”) of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Effective February 3, 2016, the Company terminated the applicable Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease. The term of each Aria Sublease was approximately fifteen (15) years, and the annual aggregate base and special rent payable to the Company under the Aria Subleases was approximately $4.2 million in the first year of such subleases and the base rent was subject to specified annual rent escalators.

On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”), for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “Note”) in favor of the Company. Since July 17, 2015, the Note has been amended from time to time and at June 30, 2016, has an outstanding principal amount of $1.1 million and had a maturity date of December 31, 2015. The Company received $0.7 million in partial repayment of the Note during the second quarter of 2016. The Company is currently seeking the repayment of the remaining balance of the Note in accordance with its terms and expects full repayment.

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

Pending Sale of Arkansas Facilities. In connection with the Skyline Lease, the Skyline Lessors entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which Mr. Schwartz, or an entity designated by Mr. Schwartz (the “Purchaser”), had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, which the Purchaser could exercise in accordance with such agreement until May 1, 2016.

On April 22, 2016, the Purchaser delivered notice to the Company of its intent to exercise its option to purchase the Arkansas Facilities. Pursuant to such purchase option, on May 10, 2016, the Skyline Lessors and the Purchaser entered into a Purchase and Sale Agreement (the “Purchase Agreement”) whereby the Skyline Lessors agreed to sell, and the Purchaser agreed to buy, the Arkansas Facilities, together with all improvements, fixtures, furniture and equipment pertaining to such facilities (except for certain leased business equipment) and the Skyline Lessors’ intangible assets (including intellectual property) relating to the operation of the nursing home business at such facilities, for an aggregate purchase price of $55.0 million, subject to the terms and conditions set forth in the Purchase Agreement. The purchase price consists of: (i) a deposit of $1.0 million deposited by the Purchaser with an escrow agent at the time of the Purchaser’s exercise of the purchase option; (ii) cash consideration of $51.0 million; and (iii) a promissory note from the Purchaser in favor of the Skyline Lessors with a principal amount of $3.0 million, to be executed and delivered at closing (the “Skyline Note”). The Skyline Note shall be paid in twenty-four (24) equal monthly installments of interest only at the rate of ten percent (10%) per annum, with the principal balance to be due and payable in full at maturity.

The sale of the Arkansas Facilities is subject to customary conditions and termination rights for transactions of this type. The closing of the transaction shall occur on or before August 31, 2016, subject to customary closing conditions and termination provisions, in accordance with the Letter Agreement, dated as of July 14, 2016 (the “Letter Agreement”), by and among Skyline, Purchaser and the Skyline Lessors (see Note 16 - Subsequent Events). The Skyline Lease shall remain in full force and effect through the closing date and, upon the closing, the Skyline Lease shall either terminate or be assigned to the Purchaser’s entities, at the Purchaser’s option. If the closing does not occur, the Skyline Lease shall remain in full force and effect in accordance with its terms.

New Beginnings. On January 22, 2016, New Beginnings Care, LLC and its affiliated debtors (collectively, “New Beginnings”) filed petitions to reorganize their finances under the United States Bankruptcy Code. New Beginnings operated an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”), a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”) and a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jefferson Facility”) (collectively, the “New Beginnings Facilities”) pursuant to a master lease dated November 3, 2015 with the Company. The Jeffersonville Facility was decertified by the United States Department of Health and Human Services Center for Medicare and Medicaid Services (“CMS”) in February 2016 for deficiencies related to its operations and maintenance of the Facility. Since that time, New Beginnings has been paying partial rent for the Oceanside and Savannah Beach Facilities but not for the Jeffersonville Facility. On March 4, 2016, due to defaults by New Beginnings, the Company petitioned the Bankruptcy Court to lift the automatic stay to enable the Company to regain possession of the New Beginnings facilities. Prior to the court ruling on the motion, the Company entered into a consent order (the “Consent Order”) with New Beginnings, the debtors’ creditors’ committee, which represents the unsecured creditors in the proceedings, and Gemino Financial (the debtors’ secured lender), in which the Company agreed to give the creditors’ committee until June 4, 2016 to sell all of New Beginnings’ assets including the leasehold interest and personal property for the New Beginnings Facilities. The Consent Order further provided that if the creditors’ committee was unable to sell the assets by such date, the automatic stay would be lifted and the Company would be allowed to reclaim possession of the New Beginnings Facilities. The court signed the Consent Order on May 9, 2016, and it was entered on the docket on May 10, 2016. The automatic stay was lifted as of June 4, 2016, thereby allowing the Company to take possession of the New Beginnings Facilities from New Beginnings.

The Oceanside Facility was cited for deficiencies during a state survey on November 6, 2015 and had six months, or until May 5, 2016, to meet the pertinent provisions of Section 1819 and 1919 of the Social Security Act and be deemed in substantial compliance with each of the requirements for long term care facilities established by the Secretary of Health and Human Services in 42 CFR section 483.1 et seq. (collectively, “CMS Requirements”) with regard to the facility. As of May 3, 2016, out of concern that decertification of the Oceanside Facility was imminent, New Beginnings obtained a preliminary injunction against the Georgia Department of Community Health and CMS and their officers, agents, servants, employees and attorneys prohibiting the termination of the facility’s Medicare and Medicaid provider agreements until the earlier of (i) July 1, 2016, or (ii) the completion of the administrative review process pursuant to 42 U.S.C. § 405(g), or (iii) the full administration of the bankruptcy estate pursuant to Title 11 of the United States Code, in part in order to give New Beginnings time to market its leasehold interests and assets to potential buyers pursuant to the Consent Order. On May 9, 2016, a Notice of Involuntary Termination from CMS was issued to New Beginnings indicating that its operations at the Oceanside Facility were not in substantial compliance with CMS Requirements and that its provider agreements with CMS were terminated as of such date. The letter noted that the effectuation of the involuntary termination was stayed by the terms of the Bankruptcy Court’s order.

Peach Health Group. On June 18, 2016, ADK Georgia, LLC, a wholly-owned subsidiary of the Company (“Sublessor”), entered into a new master sublease agreement (the “Peach Health Sublease”) with affiliates (collectively, “Sublessee”) of Peach Health

Group, LLC (“Peach Health”), providing that Sublessee would take possession of the New Beginnings Facilities and operate them as a subtenant.

The Peach Health Sublease provided that it became effective: (i) with respect to the Jeffersonville Facility, as of June 18, 2016; and (ii) with respect to the Savannah Beach Facility and the Oceanside Facility, on the date on which Sublessor accepted possession of each such facility from New Beginnings. The Peach Health Sublease became effective for the Savannah Beach and Oceanside Facilities on July, 13, 2016. Sublessor shall be responsible for payment of all outstanding bed/provider taxes to the State of Georgia which relate to the operation of the New Beginnings Facilities prior to the effective date of the Peach Health Sublease.
The Peach Health Sublease is structured as a triple net lease, except that Sublessor assumes responsibility for the cost of certain deferred maintenance at the Savannah Beach Facility and capital improvements that may be necessary for the Sublessee to recertify the Oceanside and Jeffersonville Facilities with CMS so they are eligible for Medicare and Medicaid reimbursement. The term of the Peach Health Sublease for all three New Beginnings Facilities expires on August 31, 2027.
Rent for the Savannah Beach Facility, the Oceanside Facility and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; provided, however, that rent is only $1 per month for the Oceanside and Jeffersonville Facilities until they are recertified or April 1, 2017, whichever first occurs (the “Rent Commencement Date”). In addition, with respect to the Oceanside and Jeffersonville Facilities, Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%. In addition, in the event that the Savannah Beach Facility is decertified due to any previous non-compliance attributable to New Beginnings, rent for such facility will revert to $1 a month until it is recertified along with the other facilities. The annual rent for each of the New Beginnings Facilities will escalate at a rate of 3% each year pursuant to the Peach Health Sublease.
Under the terms of the Peach Health Sublease, Sublessee agrees to use its best efforts to pursue recertification of the Jeffersonville and Oceanside Facilities with CMS as soon as possible. In connection therewith, Sublessee will create an operating plan for such recertification to include a timetable and estimate of funds required from Sublessor for capital improvements for each such facility and submit them to Sublessor for approval within sixty days of the commencement date of the Peach Health Sublease (a "Recertification Plan"). If the parties are unable to reach agreement on the terms of a Recertification Plan for any facility, it will be removed from the Peach Health Sublease and the Peach Health Sublease will continue with respect to the remaining facilities.
In connection with the Peach Health Sublease, the Company has extended to Sublessee a working capital line of credit of up to $1.0 million for operations at the New Beginnings Facilities (the “LOC”), with interest accruing on the unpaid balance under the LOC at an interest rate of 13.5% per annum. The entire principal amount due under the LOC, together with all accrued and unpaid interest thereunder, shall be due one year from the date of the first disbursement. The LOC is secured by a first priority security interest in Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Sublessee. At June 30, 2016 there was no outstanding balance on the LOC.

Future minimum lease receivables from the Company’s facilities leased and subleased to third party operators for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2016(a)	$13,201
2017	26,845
2018	27,474
2019	28,082
2020	27,634
Thereafter	204,028
Total	$327,264
(a) Estimated minimum lease receivables for the year ending December 31, 2016, include only payments to be received after June 30, 2016.

For further details regarding the Company's leased and subleased facilities to third-party operators, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report.

NOTE 8.                          ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	June 30, 2016	December 31, 2015
Accrued employee benefits and payroll related	$695	$1,332
Real estate and other taxes	1,156	411
Self-insured reserve	1,522	221
Accrued interest	441	484
Other accrued expenses	515	677
Total accrued expenses	4,329	3,125
Earnest deposit	1,000	—
Total accrued expenses and other	$5,329	$3,125

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 - Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company's debt facilities.
Notes payable and other debt consists of the following (a):

(Amounts in 000's)	June 30, 2016	December 31, 2015
Senior debt—guaranteed by HUD	$25,178	$25,469
Senior debt—guaranteed by USDA	26,111	26,463
Senior debt—guaranteed by SBA	3,467	3,548
Senior debt—bonds, net of discount	6,947	7,025
Senior debt—other mortgage indebtedness	45,285	51,128
Other debt	2,092	2,638
Convertible debt	9,200	9,200
Deferred financing costs	$(2,306)	$(2,712)
Total debt	$115,974	$122,759
Current debt	27,006	50,960
Debt included in liabilities of disposal group held for sale (b)	32,160	958
Notes payable and other debt, net of current portion	$56,808	$70,841

(a)	United States ("U.S.") Department of Housing and Urban Development ("HUD"), U.S. Department of Agriculture ("USDA"), U.S. Small Business Administration ("SBA").
(b) Includes $0.3 million deferred financing costs at June 30, 2016.

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000's)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2016	December 31, 2015
Senior debt - guaranteed by HUD
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,484	$1,534
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,221	2,251
Woodland Manor	Heartland Bank	10/01/2044	Fixed	3.75%	5,502	5,556
Glenvue	Heartland Bank	10/01/2044	Fixed	3.75%	8,543	8,628
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,428	7,500
Total					$25,178	$25,469
Senior debt - guaranteed by USDA
Attalla	Metro City	09/30/2035	Prime + 1.50%	5.50%	$7,296	$7,400
Coosa	Metro City	09/30/2035	Prime + 1.50%	5.50%	6,578	6,671
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,448	4,507
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,520	4,576
Homestead (b)	Square 1	10/14/2036	Prime + 1.00%	5.75%	3,269	3,309
Total					$26,111	$26,463
Senior debt - guaranteed by SBA
College Park	CDC	10/01/2031	Fixed	2.81%	$1,654	$1,697
Stone County (b)	CDC	07/01/2032	Fixed	2.42%	1,095	1,123
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	718	728
Total					$3,467	$3,548

(a)
Represents cash interest rates as of June 30, 2016 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(b) Debt included in liabilities of disposal group held for sale.

(Amounts in 000's)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2016	December 31, 2015
Senior debt - bonds, net of discount
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,451	$6,449
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	496	576
Total					$6,947	$7,025

(a)
Represents cash interest rates as of June 30, 2016 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(Amounts in 000's)					June 30,	December 31,
Facility	Lender	Maturity	Interest Rate (a)		2016	2015
Senior debt - other mortgage indebtedness
Sumter Valley (c)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	4.71%	$5,073	$5,123
Georgetown (c)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	4.71%	3,986	4,026
Northridge (b), (f)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	5.50%	3,647	4,230
Woodland Hills (b), (f)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	5.50%	3,066	3,557
Abington/Cumberland (b), (f)	Private Bank (d)	09/01/2016	LIBOR + 4.25%	5.50%	3,474	4,029
Heritage Park (b), (f)	Private Bank (d)	09/01/2016	LIBOR + 3.50%	6.00%	2,870	3,370
River Valley (b), (f)	Private Bank (d)	09/01/2016	LIBOR + 3.50%	6.00%	3,489	3,989
Little Rock/West Markham (b), (f)	Private Bank (d)	12/31/2016	LIBOR + 4.00%	6.00%	9,844	11,399
Quail Creek (e)	Congressional Bank	09/27/2016	LIBOR + 4.75%	5.75%	4,494	5,000
Northwest	First Commercial	12/31/2017	Prime	5.00%	1,247	1,285
Stone County (f)	Metro City	06/08/2022	Prime + 2.25%	6.25%	1,678	1,697
College Park	Bank of Las Vegas	05/01/2031	Prime + 2.00%	6.25%	2,417	2,465
Hembree Rd. Building	Fidelity Bank	12/01/2017	Fixed	5.50%	—	958
Total					$45,285	$51,128

(a)
Represents cash interest rates as of June 30, 2016 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(b)
On March 24, 2016, the Company received a commitment from a lender to refinance the Bentonville, Heritage Park and River Valley Credit Facility (under which only two facilities remain financed upon the sale of the Bentonville facility in 2015), the Northridge, Woodland Hills, Abington Credit Facility and the Little Rock Credit Facility for a combined total of $25.4 million of debt subject to definitive documentation and certain closing conditions, which commitment expires on November 10, 2016.

(c)
On March 24, 2016, the Company obtained a lender commitment to extend the maturity date of the Georgetown and Sumter Credit Facility from September 2016 to June 2017 subject to definitive documentation and certain closing conditions, which commitment expires on November 10, 2016.

(d)
On March 24, 2016, and June 16, 2016, the Company obtained the release of approximately $3.9 million and $1.2 million respectively, of restricted cash funds and applied the amounts as additional principal payments related to certain of the above debt facilities with Private Bank.

(e)
On March 29, 2016, the Company obtained a lender commitment to extend the maturity date of the Quail Creek Credit facility from September 2016 to September 2018 subject to definitive documentation and certain closing conditions, which commitment was extended on August 12, 2016.

(f) Debt included in liabilities of disposal group held for sale.

(Amounts in 000's)
Lender	Maturity	Interest Rate		June 30, 2016	December 31, 2015
Other debt
First Insurance Funding	02/29/2017	Fixed	3.99%	$139	$14
Key Bank (a)	08/25/2016	Fixed	0.00%	680	680
Reliant Rehabilitation	11/15/2016	Fixed	7.00%	478	944
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	795	1,000
Total				$2,092	$2,638

(a)	Extended to October 17, 2017.

(Amounts in 000's)
Facility	Maturity	Interest Rate (a)		June 30, 2016	December 31, 2015
Convertible debt
Issued July 2012	10/31/2017	Fixed	10.00%	$1,500	$1,500
Issued March 2015	04/30/2017	Fixed	10.00%	7,700	7,700
Total				$9,200	$9,200

(a)	Represents cash interest rates as of June 30, 2016. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.
Debt Covenant Compliance

As of June 30, 2016, the Company has approximately 38 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are further defined in the table below as follows: (i) financial covenants measured against subsidiaries of the Company ("Subsidiary"); and (ii) financial covenants measured against third-party operator performance ("Operator"). Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of June 30, 2016, the Company has not been in compliance with certain financial covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.
The table below indicates which of the Company's credit-related instruments are not in compliance as of June 30, 2016:

Credit Facility	Balance at June 30, 2016 (000's)	Subsidiary or Operator Level Covenant Requirement	Financial Covenant	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
PrivateBank - Mortgage Note - Little Rock HC&R Nursing, LLC	$9,844	Operator	Minimum Operator EBITDAR (000s)	$450	$212	(a)	$450

(a) Waiver for violation of covenant obtained.

The measurement period for each covenant requirement in the table above is on a quarterly basis.

Scheduled Maturities
The schedule below summarizes the scheduled maturities for the twelve months ended June 30 of the respective year (not adjusted for commitments to refinance or extend the maturities of debt as noted above).

(Amounts in 000’s)
2017	$59,439
2018	4,488
2019	1,607
2020	1,692
2021	1,776
Thereafter	49,476
Subtotal	$118,478
Less: unamortized discounts	(198)
Less: deferred financing costs	$(2,306)
Total notes and other debt	$115,974

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
The following table summarizes certain activity of discontinued operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2016	2015	2016	2015
Total revenues	$—	$25,048	$—	$71,910
Cost of services	3,264	25,693	3,783	68,623
Net income (loss)	(3,775)	(1,537)	(4,303)	729
Interest expense, net	17	303	25	616

Assets and liabilities of the disposal group held for sale at June 30, 2016 and December 31, 2015, are as follows:

	Actual	Actual	Comparative (a)
(Amounts in 000’s)	June 30, 2016	December 31, 2015	December 31, 2015
Restricted cash	$2,975	$—	$5,887
Buildings and improvements, net	38,761	1,249	40,407
Land, net	2,813	—	2,814
Equipment and other, net	2,686	—	2,866
Goodwill	2,078	—	2,078
Other assets	40	—	35
Assets of disposal group held for sale	$49,353	$1,249	$54,087

Notes payable	$32,160	$958	$37,187
Liabilities of disposal group held for sale	$32,160	$958	$37,187

(a)Balance as of December 31, 2015 for the assets and liabilities of the disposal group held for sale at June 30, 2016, inclusive of the Arkansas and Roswell office buildings sold as detailed below and included in the actual balance at December 31, 2015.
On February 9, 2016, the Company sold an office building in Arkansas for $0.3 million. The office space was unencumbered.
On April 25, 2016, the Company completed the sale of an owned office building located in Roswell, Georgia for $0.7 million. Debt obligations on the transaction exceeded proceeds by $0.2 million.
At June 30, 2016, the Company had one of its office buildings located in Roswell, Georgia, held for sale. The Company completed the sale of this unencumbered building on July 28, 2016, for $0.2 million.

NOTE 11.                       COMMON AND PREFERRED STOCK

Common Stock Repurchase Activity

In the six months ended June 30, 2016, the Company repurchased 150,000 shares of common stock pursuant to the share repurchase program announced on November 12, 2015 (the “Repurchase Program”) at an average purchase price of approximately $2.05 per share, exclusive of commissions and related fees. Pursuant to the Repurchase Program, the Company is authorized to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period. Share repurchases may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. The Repurchase Program may be suspended or discontinued at any time. As of June 30, 2016, a maximum 350,000 shares may yet be purchased under the Repurchase Program. During the quarter ended June 30, 2016, the Company made no repurchases of common stock.

Preferred Stock

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

Preferred Stock Offerings and Dividends

The following table summarizes the shares of the Series A Preferred Stock issued by the Company and net proceeds received from issuance of the Series A Preferred Stock for the six months ended June 30, 2016:

	Shares Issued & Outstanding	Net Proceeds from Issuance (in 000's)
Balances, December 31, 2015	2,426,930	$54,714

At-The-Market offering	230,109	$4,547

Balances, June 30, 2016	2,657,039	$59,261

The Company paid $1.8 million and $3.6 million in dividends on the Series A Preferred Stock during the three and six months ended June 30, 2016, respectively.

NOTE 12.                       STOCK BASED COMPENSATION

For the three and six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2016	2015	2016	2015
Employee compensation:
Restricted stock	$1	$128	$112	$191
Stock options	66	1	151	45
Warrants	130	52	376	85
Total employee stock-based compensation expense	$197	$181	$639	$321
Non-employee compensation:
Board restricted stock	31	36	$57	$87
Board stock options	12	12	24	24
Total non-employee stock-based compensation expense	$43	$48	$81	$111
Total stock-based compensation expense	240	229	720	432

Stock Incentive Plan
The 2011 Stock Incentive Plan, which expires March 28, 2021, provides for a maximum of 2,152,500 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Board which has the authority to determine the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The number of securities remaining available for future issuance is 656,894.

In addition to the Company's stock option plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee of the Board.
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the six months ended June 30, 2016 and June 30, 2015, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Six Months Ended June 30,
	2016	2015
Dividend yield	—%	4.76%
Expected volatility	41%	39%
Risk-free interest rate	1.43%	1.09%
Expected term in years	5.0 years	3.9 years

Common Stock Options
The following table summarizes the Company's common stock option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2015	266,514	$3.96
Granted	141,507	$2.07
Exercised	—	$—
Forfeited	(8,334)	$4.06
Expired	(44,905)	$3.86
Outstanding, June 30, 2016	354,782	$3.21	6.1	$—
Vested at June 30, 2016	285,628	$3.05	5.5	$—
On January 27, 2016, the Board granted 77,186 and 64,321 common stock options to its Chief Executive Officer and Chief Financial Officer, respectively, as part of their 2015 performance bonuses. The options vested immediately upon grant and are exercisable at $2.07 per share. The weighted-average grant date fair value for the options granted was approximately $0.78 per option.
The following table summarizes the common stock options outstanding and exercisable as of June 30, 2016:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at June 30, 2016	Weighted Average Exercise Price
$1.31 - $3.99	289,337	5.8	$3.01	220,183	$2.73
$4.00 - $4.30	65,445	7.2	$4.12	65,445	$4.12
Total	354,782	6.1	$3.21	285,628	$3.05
For options unvested at June 30, 2016, $0.1 million in compensation expense will be recognized over the next 1.4 years.
Common Stock Warrants
The following table summarizes the Company's common stock warrant activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2015	2,051,475	$3.46
Expired	(55,125)	$4.08
Outstanding, June 30, 2016	1,996,350	$3.44	4.4	$109
Vested at June 30, 2016	1,613,017	$3.22	3.4	$109

The following table summarizes the common stock warrants outstanding and exercisable as of June 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at June 30, 2016	Weighted Average Exercise Price
$0 - $1.99	327,664	1.4	$1.56	327,664	$1.56
$2.00 - $2.99	335,354	2.0	$2.58	335,354	$2.58
$3.00 - $3.99	500,355	3.3	$3.59	500,355	$3.59
$4.00 - $4.99	809,644	7.1	$4.39	426,311	$4.41
$5.00 - $5.90	23,333	6.8	$5.90	23,333	$5.90
Total	1,996,350	4.4	$3.44	1,613,017	$3.22
For warrants unvested at June 30, 2016, $0.4 million in compensation expense will be recognized over the next 1.5 years.
Restricted Stock
The following table summarizes the Company's restricted stock activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2015	294,021	$4.19
Granted	196,251	$2.14
Vested	(94,808)	$3.01
Forfeited	(5,844)	$2.49
Unvested at June 30, 2016	389,620	$3.47
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
For restricted stock unvested at June 30, 2016, $1.0 million in compensation expense will be recognized over the next 2.4 years.
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

On July 17, 2015, the Company made a short-term loan to HAH, for working capital purposes, and, in connection therewith, HAH executed the Note in favor of the Company. Since July 17, 2015, the Note has been amended from time to time and currently has an outstanding principal amount of $1.1 million and had a maturity date of December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases. The Company is currently seeking the repayment of the Note in accordance with its terms and expects full repayment. For further information, please see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The Aria Lease Inducement and Note entered into by the Company create a variable interest that may absorb some or all of a VIE expected losses. The Company does not consolidate the operating activities of the Aria Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

Effective February 3, 2016, each Aria Sublessor terminated the applicable Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease.

Beacon. On August 1, 2015, the Company entered into a Lease Inducement Fee Agreement with certain affiliates of Beacon Health Management, LLC ("Beacon"), pursuant to which the Company paid a fee of $1.0 million as a lease inducement for certain affiliates of Beacon (the "Beacon Sublessees") to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the "Beacon Lease Inducement"). The inducement fee was paid net of certain other fees and costs owed by the affiliates of, including the first month of base rent for all of the Beacon facilities and the first month of special rent pertaining to the four of such facilities.

On August 1, 2015, the Company made a short-term loan to certain affiliates of Beacon (collectively, the "Beacon Affiliates") and, in connection therewith, the Beacon Affiliates executed a promissory note maturing on May 31, 2016 in the amount $0.6 million (the "Beacon Note"), as amended, in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 18% per annum. Until all amounts due and owing under the note have been paid, the Beacon Sublessees will not pledge, as security, any of the accounts receivable relating to the respective facilities that such entities sublease from affiliates of the Company. As of June 30, 2016, $0.6 million outstanding principal on the Beacon Note was re-paid in full.

The Beacon Lease Inducement and Beacon Note create a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the Beacon Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

Peach Health Group. In connection with the Peach Health Sublease, the Company extended the LOC to Sublessee in an amount of up to $1.0 million, with interest accruing on the unpaid balance under the LOC at a rate of 13.5% per annum. The entire principal amount due under the LOC, together with all accrued and unpaid interest thereunder, shall be due one year from the date of the first disbursement. The LOC is secured by a first priority security interest in Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Sublessee. For further information on the Peach Health Sublease, see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The LOC creates a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the affiliates of Peach Health as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

NOTE 14.                       COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. In March 2016, CMS decertified the Jeffersonville and Oceanside Facilities meaning the facilities can no longer accept Medicare or Medicaid patients. For further information, see Note 7 - Leases.

Legal Matters

The Company is party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to the patients of the Company's facilities and claims related to professional and general negligence, employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company was a defendant in a purported class action lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et al filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit. On December 16, 2015, the Company's insurance carrier reached a settlement with each of the individual plaintiffs on behalf of the Company and all other defendants pursuant to which separate payments are to be made by the Company's carrier to the plaintiffs. The individual settlements were contingent on approval by the probate courts having jurisdiction over the deceased plaintiffs' respective estates, if applicable. As of June 30, 2016, all of the individual settlement agreements had been approved and the settlement consideration paid to the plaintiffs.

As of June 30, 2016, the Company was a defendant in a total of 19 professional and general liability cases from current or former patients, including 9 cases recently filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the Amy Cleveland purported class action. The claims generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured while patients of facilities operated by the Company due to professional negligence and/or understaffing. The Company self-insures against these risks and uses a third party administrator and outside counsel to manage and defend the claims. The cases are in various stages of discovery but the Company intends to vigorously litigate the claims.
The Company established a self-insurance reserve for these professional and general liability claims, included within "Accrued expenses and other" in the Company's unaudited consolidated balance sheets of $1.5 million and $0.2 million at June 30, 2016, and December 31, 2015, respectively.

NOTE 15.                       RELATED PARTY TRANSACTIONS
Personal Guarantor on Loan Agreements

Christopher Brogdon, a former director of the Company and a greater than 5% beneficial owner of the common stock, serves as personal guarantor on certain loan agreements, entered into by the Company prior to 2015, related to the following properties: (i) one of the two previously owned office buildings located in Roswell, Georgia; (ii) College Park, a 95-bed skilled nursing facility located in College Park, Georgia; (iii) Attalla, a 182-bed skilled nursing facility located in Attalla, Alabama; and (iv) Coosa Valley, 122-bed skilled nursing facility located in Glencoe, Alabama. At June 30, 2016, the total outstanding principal owed under the loans was approximately $17.9 million.

Consulting Agreements

The Company had a Consulting Agreement (as amended, the "Consulting Agreement") with Mr. Brogdon pursuant to which Mr. Brogdon was compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. On March 21, 2016, the Company and Mr. Brogdon entered into a letter agreement whereby the Company and Mr. Brogdon agreed that the Consulting Agreement was terminated as of November 20, 2015. As of June 30, 2016, the Company had an outstanding balance of $0.3 million receivable from Mr. Brogdon for a prior promissory note.

NOTE 16.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Office Building Sale
On July 28, 2016, the Company completed the sale of one of its unencumbered office buildings located in Roswell, Georgia for $0.2 million. (see Note 10 - Discontinued Operations).

Letter Agreement with Skyline

On July 14, 2016, the Skyline Lessors entered into the Letter Agreement with Skyline and the Purchaser. The Letter Agreement amended (i) the Purchase Agreement to extend the latest date by which the purchase and sale of the Arkansas Facilities must close from August 1, 2016 to August 31, 2016 and (ii) the Skyline Lease to eliminate the indemnification obligations of the Skyline Lessors to Skyline pursuant to such lease. The Purchaser further agreed to provide evidence of a lender financing commitment with respect to the purchase of the Arkansas Facilities on or before August 10, 2016, which has been provided and acknowledged the Purchaser’s release or waiver of all conditions to the Purchaser’s obligation to complete such purchase.

Lender Commitment to Refinance Debt and Extend Maturities

On March 24, 2016, we received a commitment to refinance the Bentonville, Heritage Park and River Valley Credit Facility, the Little Rock Credit Facility, and the Northridge, Woodland Hills and Abington Credit Facility for a combined total of $25.4 million of debt, subject to definitive documentation and certain closing conditions, which commitment was extended on August 11, 2016 until November 10, 2016. On March 24, 2016, we also obtained a lender commitment to extend the maturity date of the Georgetown and Sumter Credit Facility from September 2016 to June 2017, subject to definitive documentation and certain closing conditions, the expiration of such commitment was extended until November 10, 2016. On March 29, 2016, and subsequently renewed on August 12, 2016, we obtained a lender commitment to extend the maturity date of the Quail Creek Credit Facility from September 2016 to September 2018, subject to definitive documentation and certain closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of June 30, 2016, the Company owned, leased, or managed for third parties 38 facilities primarily in the Southeast. The Company currently has the 9 of these facilities located in Arkansas under contract to sell. The operators of the Company's facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related beds/units as of June 30, 2016:

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

The following table provides summary information regarding the number of facilities and related beds/units by operator affiliation as of June 30, 2016:

Operator Affiliation	Number of Facilities	Beds / Units
Skyline Healthcare (1)	9	958
Beacon Health Management	7	585
C.R. Management	7	830
Wellington Health Services	4	641
Peach Health Group (1)	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	35	3,749
AdCare Managed	3	332
Total	38	4,081

(1)	For a more detailed discussion, see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Liquidity Overview

At June 30, 2016, we had $3.2 million in cash and cash equivalents as well as restricted cash of $5.0 million. Over the next twelve months, we anticipate both access to and receipt of several sources of liquidity, including cash flows from operations, and sales of equity securities, including under the ATM. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs. During the remainder of 2016 and into the first quarter of 2017, we anticipate net proceeds of approximately $9.1 million on the refinancing of existing debt with such government guaranteed lending programs. At June 30, 2016, we had $116.0 million in indebtedness of which the current portion is $59.2 million. We anticipate our operating cash requirements over the next twelve months as being less than the comparative prior twelve months due to the completion of the Transition. We expect sufficient funds for our operations and scheduled debt service, at least through the next twelve months. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2016 and beyond. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

During the three and six months ended June 30, 2016 the Company generated positive cash flows and anticipates positive cash flow from operations during the remainder of 2016. In order to satisfy the Company's capital needs, the Company seeks to: (i) continue improving operating results through its leasing and subleasing transactions executed with favorable terms; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt or equity securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long-term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results of the Transition will be realized. If the Company is unable to expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets. Our ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and Series A Preferred Stock on the NYSE MKT (the “NYSE MKT”). For further information, see the risk factors discussed in Part II, Item 1A. Risk Factors., of this Quarterly Report on Form 10-Q.

On March 24, 2016, we received a commitment to refinance the Bentonville, Heritage Park and River Valley Credit Facility, the Little Rock Credit Facility, and the Northridge, Woodland Hills and Abington Credit Facility for a combined total of $25.4 million of debt, subject to definitive documentation and certain closing conditions, which commitment expires on November 10, 2016. On March 24, 2016, we also obtained a lender commitment to extend the maturity date of the Georgetown and Sumter Credit Facility from September 2016 to June 2017, subject to definitive documentation and certain closing conditions, which commitment expires on November 10, 2016. On March 29, 2016, and subsequently renewed on August 12, 2016, we obtained a lender commitment to extend the maturity date of the Quail Creek Credit Facility from September 2016 to September 2018 subject to definitive documentation and certain closing conditions. Our ability to refinance the Bentonville, Heritage Park and River Valley Credit Facility, the Little Rock Credit Facility, and the Northridge, Woodland Hills and Abington Credit Facility, and to extend the maturity dates of the Georgetown and Sumter Credit Facility and the Quail Creek Credit Facility, are subject to the negotiation and execution of definitive agreements with respect to the applicable refinancing or extension and the satisfaction or waiver of the closing conditions to be included therein. There is no assurance that we will be able to refinance, or extend the maturity dates of, the applicable credit facilities on terms that are favorable to us or at all.

On May 10, 2016, the Company executed a purchase and sale agreement to sell the Arkansas Facilities, which will provide a net cash inflow of $22.0 million. There is no assurance that the sale of the Arkansas Facilities will occur on the terms described in this Quarterly Report (see Note 3 Liquidity and Profitability) or at all.

As of June 30, 2016, the Company was a defendant in a total of 19 professional and general liability cases, the claims generally seek unspecified compensatory and punitive damages. If we are unable to settle our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operations.

Rent for the Oceanside Facility and the Jeffersonville Facility is $0.4 million and $0.6 million per annum, respectively; provided, however, that rent is only $1 per month for the Oceanside and Jeffersonville Facilities until they are recertified or April 1, 2017, whichever first occurs (the “Rent Commencement Date”). In addition, with respect to the Oceanside and Jeffersonville Facilities, Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%. In addition, in the event that the Savannah Beach Facility is decertified due to any previous non-compliance attributable to New Beginnings, rent for such facility will revert to $1 a month until it is recertified along with the other facilities. The annual rent for each of the New Beginnings Facilities will escalate at a rate of 3% each year pursuant to the Peach Health Sublease.Under the terms of the Peach Health Sublease, Sublessee agrees to use its best efforts to pursue recertification of the Jeffersonville and Oceanside Facilities with CMS as soon as possible (see Note 7 Leases). If recertification fails to occur, then it could have an adverse effect on our business, financial condition and results of operations.

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

As a result of the Transition, the amounts presented below are not reflective of our ongoing annualized performance due to leasing activity throughout the periods. Revenues and expenses related to facility operations during the three and six months ended June 30, 2015 were reclassed to discontinued operations.

Certain reclassifications have been made to the 2015 financial information to conform to the 2016 presentation with no effect on the Company's consolidated financial position. These reclassifications did not affect total assets, total liabilities, or stockholders' equity. Reclassifications were made to the Consolidated Statements of Operations for three and six months ended June 30, 2015 to reflect the same facilities in discontinued operations for both periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in 000’s)	2016	2015	Percent Change	2016	2015	Percent Change
Revenues:
Rental revenues	$6,890	$4,156	65.8%	$13,739	$5,496	150.0%
Management fee and other revenues	274	305	(10.2)%	507	523	(3.1)%
Total revenues	7,164	4,461	60.6%	14,246	6,019	136.7%
Expenses:
Facility rent expense	2,168	1,329	63.1%	4,347	1,816	139.4%
Depreciation and amortization	1,339	1,798	(25.5)%	3,052	3,473	(12.1)%
General and administrative expenses	2,135	2,569	(16.9)%	4,677	5,900	(20.7)%
Other operating expenses	969	119	NM	1,172	221	430.3%
Total expenses	6,611	5,815	13.7%	13,248	11,410	NM
Income (loss) from operations	553	(1,354)	140.8%	998	(5,391)	118.5%
Other expense:
Interest expense, net	1,751	2,279	(23.2)%	3,576	4,769	(25.0)%
Loss on extinguishment of debt	—	—	NM	—	680	NM
Other expense	9	193	(95.3)%	51	481	(89.4)%
Total other expense, net	1,760	2,472	(28.8)%	3,627	5,930	(38.8)%
Loss from continuing operations before income taxes	(1,207)	(3,826)	(131.5)%	(2,629)	(11,321)	(76.8)%
Income tax benefit	—	—	NM	—	20	NM
Loss from continuing operations	(1,207)	(3,826)	131.5%	(2,629)	(11,341)	76.8%
(Loss) income from discontinued operations, net of tax	(3,775)	(1,537)	NM	(4,303)	729	NM
Net loss	$(4,982)	$(5,363)	192.9%	$(6,932)	$(10,612)	115.8%

Three Months Ended June 30, 2016 and 2015
Rental Revenues—Total rental revenue increased by $2.7 million, or 65.8%, to $6.9 million for the three months ended June 30, 2016, compared with $4.2 million for the same period in 2015. The increase reflects the completion of the Transition and the resulting increase in leasing of facilities to third-party operators which occurred during the corresponding prior year period. As of June 30, 2016, we have leased or subleased all of our facilities. As of June 30, 2015, we had leased fourteen owned and subleased eight leased skilled nursing and rehabilitation facilities and leased one owned assisted living facility to third-party operators. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Aria Subleases (bankruptcy) and Skyline Lease (pending sale of the Arkansas Facilities), for which rental revenue is recognized based on cash amount owed, and the sublease with New Beginnings, for which rental revenue is recognized when cash is received.
Management Fee and Other Revenues—Management revenues were flat at $0.3 million for the three months ended June 30, 2016, compared with $0.3 million for the same period in 2015.
Facility Rent Expense—Facility rent expense increased by $0.8 million or 63.1%, to $2.2 million for the three months ended June 30, 2016, compared with $1.3 million for the same period in 2015. The increase is primarily due to: (i) an increase of $0.2 million in rent expense resulting from the transition of leased facilities, lease extensions and amendments entered into subsequent to June 30, 2015 (see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q); and (ii) $0.6 million of rent expense reported in discontinued operations for the three months ended June 30, 2015.
Depreciation and Amortization—Depreciation and amortization decreased by $0.5 million or 25.5%, to $1.3 million for the three months ended June 30, 2016, compared with $1.8 million for the same period in 2015. The decrease is primarily due to Arkansas Facilities now classified as held for sale and the subsequent cessation of depreciation expense during the three month period ended June 30, 2015.
General and Administrative—General and administrative costs decreased by $0.4 million or 16.9%, to $2.1 million for the three months ended June 30, 2016, compared with $2.6 million for the same period in 2015. The net decrease is primarily due to the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.4 million, (ii) a decrease in contract services expense of approximately $0.2 million, (iii) a decrease in IT-related expenses of approximately $0.1 million, and (iv) $0.3 million of expenses reported in discontinued operations, which is offset by (v) an increase in legal expenses of approximately $0.3 million, (vi) an increase in insurance of $0.2 million, and (vii) an increase in accounting expenses of approximately $0.1 million.
Other Operating Expenses—Other operating expense increased by $0.9 million or 714.3%, to $1.0 million for the three months ended June 30, 2016, compared with $0.1 million for the same period in 2015. The increase is due to one time charges of property and bed tax liabilities arising from the bankruptcies of Aria ($0.4 million) and New Beginnings ($0.5 million).
Interest Expense, Net—Interest expense, net decreased by $0.5 million or 23.2%, to $1.8 million for the three months ended June 30, 2016, compared with $2.3 million for the same period in 2015. The decrease is primarily due to: (i) the repayment in full of four lines of credit with an aggregate outstanding principal totaling $4.9 million at March 31, 2015; and (ii) the repayment of $6.8 million in convertible notes subsequent to March 31, 2015.
Loss from Discontinued Operations—The loss from discontinued operations increased by $2.2 million to $3.8 million for the three months ended June 30, 2016, compared with $1.5 million for the same period in 2015. The increase is primarily due to increased self-insured reserve and allowance for doubtful accounts.
Six Months Ended June 30, 2016 and 2015
Rental Revenues—Total rental revenue increased by $8.2 million, or 150.0%, to $13.7 million for the six months ended June 30, 2016, compared with $5.5 million for the same period in 2015. The increase reflects the completion of the Transition and the resulting increase in leasing of facilities to third-party operators.
Management Fee and Other Revenues—Management revenues were flat at $0.5 million for the six months ended June 30, 2016, compared with $0.5 million for the same period in 2015. The Company no longer recognizes interest on the Aria Lease Inducement which is offset by increases to management fee revenue and asset management fee revenues.
Facility Rent Expense—Facility rent expense increased by $2.5 million or 139.4%, to $4.3 million for the six months ended June 30, 2016, compared with $1.8 million for the same period in 2015. The increase is primarily due to: (i) an increase of $0.5 million in rent expense resulting from the transition of leased facilities, lease extensions and amendments entered into subsequent to June 30, 2015 (see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q); and (ii) $2.0 million of rent expense reported in discontinued operations for the three months ended March 31, 2015.
Depreciation and Amortization—Depreciation and amortization decreased by $0.4 million or 12.1%, to $3.1 million for the six months ended June 30, 2016, compared with $3.5 million for the same period in 2015. The decrease is primarily due to Arkansas facilities now classified as held for sale and the subsequent cessation of depreciation expense during the six month period ended June 30, 2015 slightly offset by equipment purchases during the first quarter of 2016.
General and Administrative—General and administrative costs decreased by $1.2 million or 20.7%, to $4.7 million for the six months ended June 30, 2016, compared with $5.9 million for the same period in 2015. The net decrease is primarily due to the following: (i) a decrease in contract services expense of approximately $0.8 million, (ii) a decrease in salaries, wages and employee benefits expense of approximately $0.6 million and $0.4 million of expenses reported in discontinued operations which is offset by an increase in employee stock-based compensation expense of approximately $0.3 million and an increase in legal expenses of approximately $0.4 million.
Other Operating Expenses—Other operating expense increased by $1.0 million or 430.3%, to $1.2 million for the six months ended June 30, 2016, compared with $0.2 million for the same period in 2015. The increase is due to one time charges of property and bed tax liabilities arising from the bankruptcies of Aria ($0.4 million) and New Beginnings ($0.5 million) and to an increase in debt-related legal expenses of approximately $0.1 million.
Interest Expense, Net—Interest expense, net decreased by $1.2 million or 25.0%, to $3.6 million for the six months ended June 30, 2016, compared with $4.8 million for the same period in 2015. The decrease is primarily due to: (i) the repayment in full of four lines of credit with an aggregate outstanding principal totaling $4.9 million at March 31, 2015; and (ii) the repayment of $6.8 million in convertible notes subsequent to March 31, 2015.
Loss on Debt Extinguishment—Loss on extinguishment of $0.7 million for the six months ended June 30, 2015, is due to the February 2015 issuance of promissory notes related to the refinancing of certain loan agreements with one of our lenders.
Loss from Discontinued Operations—The loss from discontinued operations increased by $5.0 million to $4.3 million for the six months ended June 30, 2016, compared with a gain of 0.7 million for the same period in 2015. The increase is primarily due to increased self-insured reserve and allowance for doubtful accounts.
Liquidity and Capital Resources

For information regarding the Company's liquidity, refer to Note 3 - Liquidity and Profitability, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q and Liquidity Overview, to the Company's Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Cash Flows
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2016	2015
Net cash provided (used in) by operating activities - continuing operations	$2,289	$(9,182)
Net cash (used in) provided by operating activities - discontinued operations	(2,252)	505
Net cash provided by (used in) investing activities - continuing operations	7,102	(6,308)
Net cash (used in) investing activities - discontinued operations	(1)	(8)
Net cash (used in) provided by financing activities - continuing operations	(5,938)	20,007
Net cash (used in) financing activities - discontinued operations	(671)	(409)
Net change in cash and cash equivalents	529	4,605
Cash and cash equivalents at beginning of period	2,720	10,735
Cash and cash equivalents at end of period	$3,249	$15,340

Six Months Ended June 30, 2016

Net cash provided in operating activities—continuing operations for the six months ended June 30, 2016, was approximately $2.3 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue in excess of cash received, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $2.3 million as we continue to settle legacy vendor liabilities.
Net cash provided by investing activities—continuing operations for the six months ended June 30, 2016, was approximately $7.1 million. This is primarily the result of a net release in restricted cash deposits of approximately $4.8 million and proceeds from sale of property and equipment of $1.4 million.
Net cash used in financing activities—continuing operations was approximately $5.9 million for the six months ended June 30, 2016. This is primarily the result of repayments of existing debt obligations and payments of dividends. These uses were offset by cash proceeds received from preferred stock issuances and additional debt borrowings.
Six Months Ended June 30, 2015

Net cash used in operating activities—continuing operations for the six months ended June 30, 2015, was $9.2 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue and expense in excess of cash paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash provided by operating activities—discontinued operations was approximately $0.5 million.
Net cash provided by investing activities—continuing operations for the six months ended June 30, 2015, was approximately $6.3 million. This is primarily the result of a net increase in restricted cash deposits of approximately 5.6 million and capital expenditures of approximately $0.7 million.
Net cash provided by financing activities—continuing operations was approximately $20.0 million for the six months ended June 30, 2015.  This is primarily the result of cash proceeds received from additional debt borrowings and exercises of options and warrants. These sources were offset by repayments of existing debt obligations and payments of preferred and common stock dividends.
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

Accounts receivable, net totaled $4.0 million at June 30, 2016 and $8.8 million at December 31, 2015 of which $2.7 million and $8.0 million, respectively, related to patient care receivables from our legacy operations.
The allowance for doubtful accounts was $10.7 million and $12.5 million at June 30, 2016 and December 31, 2015, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

The Company is party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to the patients of the Company's facilities and claims related to professional and general negligence, employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company's business, results of operations and financial condition. Although arising in the ordinary course of the Company’s business, certain of these matters are described below under “Professional and General Liability Claims.”

The Company previously operated, and the Company's tenants now operate, in an industry that is extremely regulated. As such, in the ordinary course of business, the Company's tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, we believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company or the Company's tenants, including with respect to the Company's prior operations, whether currently asserted or arising in the future, could have a material adverse effect on the Company's business, results of operations and financial condition.

Amy Cleveland Class Action. The Company was a defendant in a purported class action lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et al filed on March 4, 2015 in the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit (the “Cleveland Class Action”), which lawsuit was previously disclosed in Part II, Item 1., Legal Proceedings, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2016, and in Part I. Item 3., Legal Proceedings, in the Annual Report. On December 16, 2015, the Company's insurance carrier reached a settlement with each of the individual plaintiffs on behalf of the Company and all other defendants by which separate payments are to be made by the Company's carrier to the plaintiffs. The individual settlements were contingent upon approval by the probate courts having jurisdiction over the deceased plaintiffs' respective estates, if applicable. During the quarter ended March 30, 2016, all but two of the individual settlement agreements were approved and the settlement consideration paid to the plaintiffs. During the quarter ended June 30, 2016, the remaining two settlement agreements were approved and the settlement consideration paid to the plaintiffs. As of June 30, 2016, the Cleveland Class Action has been fully settled and paid.

Professional and General Liability Claims. As of June 30, 2016, the Company was a defendant in a total of 19 professional and general liability cases from current or former patients, including nine cases recently filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the Cleveland Class Action. The claims generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured while patients of facilities operated by the Company due to professional negligence and/or understaffing. The Company self-insures against these risks and uses a third-party administrator and outside counsel to manage and defend the claims. The cases are in various stages of discovery but the Company intends to vigorously litigate the claims.
The Company established a self-insurance reserve for these professional and general liability claims, included within "Accrued expenses and other" in the Company's unaudited consolidated balance sheets, of $1.5 million and $0.2 million at June 30, 2016, and December 31, 2015, respectively.

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

On April 18, 2016, the Company received notice from NYSE Regulation, Inc. (“NYSE Regulation”) that it is not in compliance with certain NYSE MKT (the “NYSE MKT”) continued listing standards relating to stockholders’ equity. Specifically, the Company is not in compliance with Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if an issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if an issuer has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years) and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years) of the NYSE MKT Company Guide (the “Company Guide”) because the Company reported a stockholders’ deficit of $23.8 million as of December 31, 2015 and net losses for the last five fiscal years. As a result, the Company became subject to the procedures and requirements of Section 1009 of the Company Guide and was required to submit a plan (a “Compliance Plan”) by May 18, 2016 describing the actions the Company has taken or will take to regain compliance with the NYSE MKT’s continued listing standards during the period ending October 18, 2017 (the “Plan Period”).The Company submitted a Compliance Plan by the May 18, 2016 deadline.

On June 2, 2016, the Company received notice from NYSE Regulation that it accepted the Company’s Compliance Plan. During the Plan Period, the Company will be subject to periodic review by NYSE Regulation staff, and the common stock and Series A Preferred Stock will continue to be listed on the NYSE MKT pursuant to an extension granted by NYSE Regulation. If the Company is not in compliance with NYSE MKT continued listing standards by October 18, 2017 or if the Company does not make progress consistent with its Compliance Plan during the Plan Period, then NYSE Regulation staff will initiate delisting proceedings.

We give no assurance that the Company will be able to regain compliance with the applicable NYSE MKT continued listing standards. If the common stock and Series A Preferred Stock are delisted from the NYSE MKT, then such securities may trade in the over-the-counter market. If our securities were to trade on the over-the-counter market, selling the common stock and Series A Preferred Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event the common stock and Series A Preferred Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in such securities, further limiting the liquidity of the common stock and Series A Preferred Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from the NYSE MKT and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments.

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

The Board is undertaking a review of the strategic alternatives available to the Company, which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There is no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, then our business, financial condition and results of operations could be adversely affected. We provide no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

If we are unable to settle our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operations.

The Company is a defendant in a total of 19 professional and general liability lawsuits which seek unspecified compensatory and punitive damages from the Company for injuries allegedly sustained by former patients due to the Company's alleged professional negligence and understaffing. The Company self-insures against claims stemming from legacy operations and has no insurance coverage or proceeds to defend these claims or pay a settlement or judgment. The cost of defending the claims and one or more adverse verdicts, should the Company be unable to settle the cases on terms acceptable to the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

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

2.1
Purchase and Sale Agreement, dated May 10, 2016 by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, and Little Ark Realty Holdings, LLC

Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016
2.2
Letter Agreement, dated July 14, 2016, by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Little Ark Realty Holdings, LLC and Skyline Healthcare LLC
Filed herewith
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
3.9	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on May 28, 2015	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
3.10	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on December 11, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on December 14, 2015
3.11	Amendment No. 2 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on December 14, 2015
4.1	Specimen Common Stock Certificate of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
4.2*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.8	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)
4.9	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
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

10.3
Letter Agreement, dated February 23, 2016, by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC and Skyline Healthcare, LLC

Filed herewith
10.4	Master Sublease Agreement, dated June 18, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Filed herewith
10.5	Promissory Note, dated July 6, 2016, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc., in the amount of $1,000,000	Filed herewith
10.6	Security Agreement, dated July 6, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Filed herewith
10.7
Letter Agreement, dated July 14, 2016, by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Little Ark Realty Holdings, LLC and Skyline Healthcare LLC
Filed herewith as Exhibit 2.2
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Deficit for the six months ended June 30, 2016 (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.
Filed herewith
* Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	August 15, 2016	/s/ William McBride III
William McBride III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2016	/s/ Allan J. Rimland
Allan J. Rimland
President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date:	August 15, 2016	/s/ E. Clinton Cain
E. Clinton Cain
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)