Form 10-Q
period 2016-09-30
ADCARE HEALTH SYSTEMS, INC
filed 2016-11-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016:  19,938,034 shares of common stock, no par value, were outstanding.

AdCare Health Systems, Inc.

Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives. In addition, certain statements included in this Quarterly Report, in the Company’s future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on the Company’s current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. The Company’s actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including the Company’s critical accounting policies and risks and uncertainties related to, but not limited to, the operating results of the Company’s tenants, the overall industry environment and the Company’s financial condition. These and other risks and uncertainties are described in more detail in the Company’s most recent Annual Report on Form 10-K, as well as other reports that the Company files with the SEC.
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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,457	$2,720
Restricted cash	1,796	9,169
Accounts receivable, net of allowance of $10,303 and $12,487	3,327	8,805
Prepaid expenses and other	2,130	3,214
Assets of disposal group held for sale	49,824	1,249
Total current assets	58,534	25,157
Restricted cash and investments	3,682	3,558
Property and equipment, net	79,320	126,676
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	2,920	3,420
Goodwill	2,105	4,183
Lease deposits	1,426	1,812
Other assets	3,855	1,996
Total assets	$154,313	$169,273
LIABILITIES AND DEFICIT
Current liabilities:
Current portion of notes payable and other debt	$11,464	$50,960
Current portion of convertible debt	7,700	—
Accounts payable	4,041	8,741
Accrued expenses and other	6,089	3,125
Liabilities of disposal group held for sale	32,036	958
Total current liabilities	61,330	63,784
Notes payable and other debt, net of current portion:
Senior debt, net	56,174	54,742
Bonds, net	6,566	6,600
Convertible debt, net	1,394	8,968
Other debt, net	169	531
Other liabilities	4,346	3,380
Deferred tax liability	389	389
Total liabilities	130,368	138,394
Commitments and contingencies (Note 14)
Preferred stock, no par value; 5,000 shares authorized; 2,764 and 2,427 shares issued and outstanding, redemption amount $69,096 and $60,273 at September 30, 2016 and December 31, 2015, respectively	61,504	54,714
Stockholders’ deficit:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,892 and 19,861 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	61,611	60,958
Accumulated deficit	(99,170)	(84,793)
Total stockholders’ deficit	(37,559)	(23,835)
Total liabilities and stockholders’ deficit	$154,313	$169,273

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$6,912	$5,826	$20,651	$11,322
Management fee and other revenues	253	304	760	827
Total revenues	7,165	6,130	21,411	12,149

Expenses:
Facility rent expense	2,176	1,736	6,523	3,552
Depreciation and amortization	1,124	1,911	4,176	5,384
General and administrative expense	1,598	2,114	6,275	8,014
Other operating expenses	241	309	1,413	530
Total expenses	5,139	6,070	18,387	17,480

Income (loss) from operations	2,026	60	3,024	(5,331)

Other expense:
Interest expense, net	1,801	1,830	5,377	6,599
Loss on extinguishment of debt	—	—	—	680
Other expense	—	268	51	749
Total other expense, net	1,801	2,098	5,428	8,028

Income (loss) from continuing operations before income taxes	225	(2,038)	(2,404)	(13,359)
Income tax expense	3	—	3	20
Income (loss) from continuing operations	222	(2,038)	(2,407)	(13,379)

Loss from discontinued operations, net of tax	(2,210)	(3,057)	(6,513)	(2,328)
Net loss	(1,988)	(5,095)	(8,920)	(15,707)

Net loss attributable to noncontrolling interests	—	284	—	784
Net loss attributable to AdCare Health Systems, Inc.	(1,988)	(4,811)	(8,920)	(14,923)

Preferred stock dividends	(1,879)	(1,499)	(5,457)	(3,582)
Net loss attributable to AdCare Health Systems, Inc. Common Stockholders	$(3,867)	$(6,310)	$(14,377)	$(18,505)

Net loss per share of common stock attributable to AdCare Health Systems, Inc.
Basic and diluted:
Continuing operations	$(0.08)	$(0.18)	$(0.39)	$(0.86)
Discontinued operations	(0.11)	(0.14)	(0.33)	(0.08)
	$(0.19)	$(0.32)	$(0.72)	$(0.94)

Weighted average shares of common stock outstanding:
Basic and diluted	19,917	19,838	19,909	19,617

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Amounts in 000’s)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2015	19,861	$60,958	$(84,793)	$(23,835)

Stock-based compensation	—	890	—	890

Common stock repurchase program	(150)	(312)	—	(312)

Issuance of restricted stock	181	75	—	75

Preferred stock dividends	—	—	(5,457)	(5,457)

Net loss	—	—	(8,920)	(8,920)
Balances, September 30, 2016	19,892	$61,611	$(99,170)	$(37,559)

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in 000’s)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,920)	$(15,707)
Loss from discontinued operations, net of tax	6,513	2,328
Loss from continuing operations	(2,407)	(13,379)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,176	5,384
Stock-based compensation expense	890	677
Rent expense in excess (deficit) of cash paid	721	(39)
Rent revenue in excess of cash received	(1,941)	(989)
Amortization of deferred financing costs	614	949
Amortization of debt discounts and premiums	11	11
Loss on debt extinguishment	—	680
Bad debt expense	—	203
Changes in operating assets and liabilities:
Accounts receivable	(657)	(383)
Prepaid expenses and other	929	(1,941)
Other assets	39	(2,250)
Accounts payable and accrued expenses	(199)	(2,328)
Other liabilities	630	905
Net cash provided by (used in) by operating activities - continuing operations	2,806	(12,500)
Net cash used in operating activities - discontinued operations	(3,470)	(1,631)
Net cash used in operating activities	(664)	(14,131)

Cash flows from investing activities:
Change in restricted cash	3,625	(3,440)
Purchase of property and equipment	(704)	(1,328)
Proceeds from the sale of property and equipment	1,546	—
Earnest deposit	1,750	—
Net cash provided by (used in) investing activities - continuing operations	6,217	(4,768)
Net cash provided by investing activities - discontinued operations	—	5,678
Net cash provided by investing activities	6,217	910

Cash flows from financing activities:
Proceeds from senior debt	3,940	22,757
Proceeds from convertible debt	—	2,049
Repayment of notes payable	(10,496)	(24,410)
Repayment on bonds payable	(85)	(35)
Repayment on convertible debt	—	(6,849)
Proceeds from lines of credit	—	27,468
Repayment of lines of credit	—	(33,261)
Debt issuance costs	(116)	(874)
Exercise of warrants and options	—	1,471
Proceeds from preferred stock issuances, net	6,790	29,727
Repurchase of common stock	(312)	—
Dividends paid on common stock	—	(2,083)
Dividends paid on preferred stock	(5,457)	(3,582)
Net cash (used in) provided by financing activities - continuing operations	(5,736)	12,378
Net cash used in financing activities - discontinued operations	(1,080)	(5,617)
Net cash (used in) provided by financing activities	(6,816)	6,761
Net change in cash and cash equivalents	(1,263)	(6,460)
Cash and cash equivalents, beginning	2,720	10,735
Cash and cash equivalents, ending	$1,457	$4,275

Supplemental disclosure of cash flow information:
Interest paid	$4,846	$6,402
Income taxes paid	$3	$20
Supplemental disclosure of non-cash activities:
Notes repaid by setoff of amounts owed to the Company by noteholders	$—	$5,651
Dividends on common stock	$—	$1,193
Notes issued in conjunction with financing of exit fees	$—	$680
Cancellation of insurance premium financing	$—	$250

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

NOTE 1.                          ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 - Organization and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Annual Report”), for a description of all significant accounting policies.
Description of Business

AdCare Health Systems, Inc. (“AdCare”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company’s business primarily consists of leasing and subleasing healthcare facilities to third-party tenants, which operate such facilities. The facility operators provide a range of healthcare services, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

As of September 30, 2016, the Company owned, leased, or managed for third parties 38 facilities primarily in the Southeast. Of the 38 facilities, the Company: (i) leased to third-party operators 22 skilled nursing facilities which it owned and subleased to third-party operators 11 skilled nursing facilities which it leased; (ii) leased to third-party operators two assisted living facilities which it owned; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 - Leases below and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases in the Annual Report for a more detailed description of the Company’s leases). On October 6, 2016, the Company completed the sale of nine of its facilities in Arkansas (the “Arkansas Facilities”) (see Note 16 - Subsequent Events).

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

Historically, the Company’s business focused on owning and operating skilled nursing and assisted living facilities. The Company also managed facilities on behalf of unaffiliated owners with whom the Company entered into management contracts. In July 2014, the Company’s Board of Directors (the “Board”) approved a strategic plan to transition the Company to a healthcare property holding and leasing company through a series of leasing and subleasing transactions (the “Transition”). The Company effected the Transition through: (i) leasing to third-party operators all of the healthcare properties which it owns and previously operated; (ii) subleasing to third-party operators all of the healthcare properties which it leases (but does not own) and previously operated; and (iii) continuing the one remaining management agreement to manage two skilled nursing facilities and one independent living facility for third parties. The Company completed the Transition in December, 2015.

The Company leases its currently-owned healthcare properties, and subleases its currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual rent escalation clauses. As a result of the Transition, the Company has many of the characteristics of a real estate investment trust (“REIT”) and is focused on the ownership, acquisition and leasing of healthcare properties. The Board continues to analyze and consider: (i) whether and, if so, when, the Company could satisfy the requirements to qualify as a REIT under the Internal Revenue Code of 1986, as amended; (ii) the structural and operational complexities which would need to be addressed before the Company could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if the Company were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated federal net operating loss carryforwards. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2016 and 2015, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read the accompanying unaudited consolidated financial statements together with the historical consolidated financial audited statements of the Company for the year ended December 31, 2015, included in the Annual Report.
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

Reclassifications

Certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities or stockholders’deficit. Reclassifications were made to the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015, to reflect the same facilities in discontinued operations for both periods presented.
Revenue Recognition and Allowances
Rental Revenues. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets. Rent revenues for the Arkansas Facilities previously leased by the Company (see Note 16 - Subsequent Events) and two facilities in Georgia are recorded on a cash basis.

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. Further, the Company recognizes interest income from lease inducement receivables as other revenues.

Allowances. The Company assesses the collectibility of our rent receivables, including straight-line rent receivables. The Company bases its assessment of the collectibility of rent receivables on several factors including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments, then the Company provides an allowance against the recognized rent receivable asset for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectibility of future rent payments required by a lease, then the Company may adjust its reserve to increase or reduce the rental revenue recognized in the period the Company makes such change in its assumptions or estimates.

As of September 30, 2016 and December 31, 2015, the Company allowed for approximately $10.3 million and $12.5 million, respectively, of gross patient care related receivables arising from our legacy operations. Allowance for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All patient care receivables exceeding 365 days are fully allowed at September 30, 2016 and December 31, 2015. Accounts receivable, net totaled $3.3 million at September 30, 2016 and $8.8 million at December 31, 2015 of which $1.6 million and $8.0 million, respectively related to patient care receivables from our legacy operations.

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

In May 2014, the FASB issued ASU 2014-09 guidance which requires revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for those goods and services. The new standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The new guidance does not affect the recognition of revenue from leases. In August 2015, the FASB delayed the effective date of the new revenue standard by one year. Identifying performance obligations and licensing (ASU 2016-10) and narrow scope improvements (ASU 2016-12) were issued in April and May 2016 respectively. This new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact on the Company’s financial position and results of operations and related disclosures.

In August 2014, the FASB issued ASU 2014-15, which provides guidance regarding an entity’s ability to continue as a going concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company’s financial position or results of operations and related disclosures.

In February 2015, the FASB issued ASU 2015-02, which changes the way reporting enterprises evaluate whether (i) they should consolidate limited partnerships and similar entities, (ii) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (iii) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. This consolidation guidance is effective for public business entities for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The new standard is to be applied on a retrospective basis and reported as a change in an accounting principle. In August 2015, the FASB released clarifying guidance for debt issuance costs related to line-of-credit arrangements, which permits debt issuance costs to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Debt issuance costs associated with a line of credit can be amortized ratably over the term of the line-of-credit arrangement. This standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this standard in the first quarter of 2016 and has retroactively applied it to the December 31, 2015 balance sheet presentation. This change represents a change in accounting principle. The amount of deferred financing costs reclassified against long-term debt was $2.5 million and $2.7 million for March 31, 2016 and December 31, 2015, respectively. The adoption did not materially impact the Company’s results of operations and related disclosures.

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance the acquirer recognizes, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. New disclosures are required to present separately on the face of the income statement or disclose in the notes the portion of the amount recognized in current-period earnings by line item that would have been recognized in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. At adoption, the new guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, which provides revised accounting guidance related to the accounting for and reporting of financial instruments. This guidance significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, as a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance, ASC 840, Leases. ASU 2016-02 creates a new Topic, ASC 842, Leases. This new Topic retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, with the intention to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The various amendments within the standard require different approaches to adoption, on a retrospective, modified retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard as well as the as available transition methods.

In June 2016, the FASB issued ASU 2016-13, which provides for an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for the Company beginning January 1, 2020, and we do not expect its adoption will have a significant effect on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, guidance which clarifies the treatment of several cash flow categories. In addition, the guidance clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this guidance on its cash flows.

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options and warrants are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three and nine months ended September 30, 2016 and 2015, approximately 4.5 million and 5.0 million shares, respectively, of potentially dilutive securities were excluded from the diluted income (loss) per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net loss for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s, except per share data)	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations	$222	$(2,038)	$(2,407)	$(13,379)
Preferred stock dividends	(1,879)	(1,499)	(5,457)	(3,582)
Basic and diluted loss from continuing operations	(1,657)	(3,537)	(7,864)	(16,961)

Loss from discontinued operations, net of tax	(2,210)	(3,057)	(6,513)	(2,328)
Net loss attributable to noncontrolling interests	—	284	—	784
Basic and diluted loss from discontinued operations	(2,210)	(2,773)	(6,513)	(1,544)
Basic and diluted loss from continuing operations attributable to AdCare Health Systems, Inc common stockholders	$(3,867)	$(6,310)	$(14,377)	$(18,505)

Denominator:
Basic - weighted average shares	19,917	19,838	19,909	19,617
Diluted - adjusted weighted average shares (a)	19,917	19,838	19,909	19,617

Basic and diluted loss per share:
Loss from continuing operations attributable to AdCare	$(0.08)	$(0.18)	$(0.39)	$(0.86)
Loss income from discontinuing operations	(0.11)	(0.14)	(0.33)	(0.08)
Loss attributable to to AdCare Health Systems, Inc. common stockholders	$(0.19)	$(0.32)	$(0.72)	$(0.94)

(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	September 30,
(Share amounts in 000’s)	2016	2015
Stock options	355	744
Warrants - employee	1,559	1,559
Warrants - non employee	437	567
Convertible notes	2,165	2,165
Total anti-dilutive securities	4,516	5,035

NOTE 3.                          LIQUIDITY AND PROFITABILITY

Sources of Liquidity

The Company continues to undertake measures to improve its operations and streamline its cost infrastructure in connection with its new business model, including: (i) increasing future lease revenue; (ii) refinancing or repaying debt to reduce interest costs and reducing mandatory principal repayments; and (iii) reducing general and administrative expenses.

At September 30, 2016, the Company had $1.5 million in cash and cash equivalents as well as restricted cash of $5.5 million. Over the next twelve months, the Company anticipates both access to and receipt of several sources of liquidity.

The Company routinely has discussions with existing and new potential lenders to refinance current debt on a long-term basis and, in recent periods, has refinanced short-term acquisition-related debt with traditional long-term mortgage notes, some of which have been executed under government guaranteed lending programs such as those operated by the United States (“U.S.”) Department of Housing and Urban Development (“HUD”).

On July 21, 2015, the Company entered into separate At Market Issuance Sales Agreements with each of MLV & Co. LLC and JMP Securities LLC (“JMP”), regarding the Company’s sale, from time to time, of up to 800,000 shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Stock, (the “Series A Preferred Stock”), through an “at-the-market” offering program (“ATM”). The Company subsequently announced that the Series A Preferred Stock offered and sold through the ATM will be sold exclusively through JMP on and after June 7, 2016. During the quarter ended September 30, 2016, the Company sold 106,796 shares of Series A Preferred Stock generating net proceeds to the Company of approximately $2.2 million. Since the inception of the ATM in July 2015 and through September 30, 2016, the Company sold 650,600 shares of Series A Preferred Stock under the ATM, generating net proceeds to the Company of approximately $13.5 million (see Note 11 - Common and Preferred Stock). The Company ceased sales under the ATM in September 2016, and will not engage in any additional sales of the Series A Preferred Stock until the Company’s recently announced preferred stock repurchase program has terminated or expired (See Note 16 - Subsequent Events).

On March 24, 2016, the Company obtained a lender commitment to extend the maturity date of the credit facility entered into on January 30, 2015, (the “Sumter Credit Facility”), between a certain-wholly owned subsidiary of the Company and The PrivateBank and Trust Company (the “PrivateBank”), from September 2016 to June 2017, subject to definitive documentation and certain closing conditions, which commitment expires on November 30, 2016. On June 13, 2016, the Company received a commitment to refinance the Sumter Credit Facility, subject to definitive documentation and certain closing conditions. The Company expects to close on such financing arrangement with HUD in the fourth quarter of 2016.

On September 19, 2016, the Company obtained an option to extend the maturity date of the credit facility entered into in September 2013, between a certain wholly-owned subsidiary of the Company and Housing & Healthcare Funding, LLC (the “Quail Creek Credit Facility”), from September 2017 to September 2018, which option management intends exercise.

On September 29, 2016, the Company closed on HUD-guaranteed financing in the amount of $3.7 million, which refinanced approximately $3.1 million in debt previously owed to the PrivateBank with respect to the Company’s facility located in Georgetown, South Carolina (the “Georgetown Facility”).

On September 30, 2016, total outstanding debt, net of deferred financing costs and restricted cash with respect to the Arkansas Facilities was approximately $28.4 million, included within “Liabilities of disposal group held for sale” in the Company’s unaudited consolidated balance sheet at September 30, 2016. All such debt and restricted cash was current at September 30, 2016. Proceeds to the Company from the sale of the Arkansas Facilities exceeded related obligations by approximately $23.0 million, less routine closing costs and the Skyline Note in the amount of $3.0 million. The cash impact of the sale of the Arkansas Facilities consisted of total sales proceeds of $55.0 million, payment of associated liabilities held for sale of $32.2 million (excluding deferred loan costs of $0.2 million), the Skyline Note in the amount of $3.0 million, payments for property taxes of $0.4 million, and release of restricted cash of $3.6 million, for total net cash to seller of $23.0 million.

On October 6, 2016, the Company completed the sale of the Arkansas Facilities for a total sale price of $55.0 million,which sale price consisted of: (i) a non-refundable deposit of $1.8 million; (ii) cash consideration of $50.3 million paid at closing; and (iii) a promissory note in the amount of $3.0 million (the “Skyline Note”) (see Note 16 - Subsequent Events).

On June 18, 2016, ADK Georgia, LLC, a wholly-owned subsidiary of the Company (“ADK Georgia”), entered into a new master sublease agreement (the “Peach Health Sublease”) with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”), providing that Peach Health Sublessee would take possession of the facilities (the “Peach Facilities”) subleased by ADK Georgia to affiliates of New Beginnings Care, LLC (“New Beginnings”) and operate them as a subtenant (see Note 7 - Leases). The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville,Georgia (the “Jeffersonville Facility”). Rent for the Oceanside Facility and the Jeffersonville Facility is $0.4 million and $0.6 million per annum, respectively; but such rent is only $1 per month for the Oceanside and Jeffersonville Facilities until the date such facilities are recertified by U.S. Department of Health and Human Services Center for Medicare and Medicaid Services (“CMS”) or April 1, 2017, whichever first occurs (the “Rent Commencement Date”). In addition, with respect to the Oceanside and Jeffersonville Facilities, Peach Health Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%. In the event that the Savannah Beach Facility is decertified due to any previous non-compliance attributable to New Beginnings, rent for such facility will revert to $1 a month until it is recertified along with the other facilities. Under the terms of the Peach Health Sublease, Peach Health Sublessee agrees to use its best efforts to pursue recertification of the Jeffersonville and Oceanside Facilities with CMS as soon as possible. However if recertification fails to occur, then it could have an adverse effect on our business, financial condition and results of operations.

Cash Requirements

At September 30, 2016, the Company had $115.5 million in indebtedness of which the current portion is $51.2 million. This current portion is comprised of the following components: (i) debt of held for sale entities of approximately $32.0 million, primarily senior debt and mortgage indebtedness; and (ii) convertible debt of $7.7 million; and (iii) remaining debt of approximately $11.5 million which includes senior debt - bond and mortgage indebtedness (see Note 9 - Notes Payable and Other Debt). As indicated previously, the Company routinely has ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, has refinanced shorter term acquisition debt with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

The Company anticipates, during the next twelve months, net principal disbursements of approximately $43.5 million (including $32.0 million of liabilities held for sale and repaid upon sale of the Arkansas Facilities, approximately $0.9 million of payments on short term vendor notes, $1.4 million of routine debt service amortization, and $0.7 million payment of other debt) which is inclusive of anticipated proceeds on refinancing of approximately $8.3 million. The Company anticipates operating cash requirements for the next twelve months as being substantially less than the previous twelve months due to the Transition. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at September 30, 2016, the Company had approximately $60.2 million of debt maturities due over the next two year period ending September 30, 2018, inclusive of $32.2 million of liabilities held for sale (gross of deferred financing costs). These debt maturities include $9.2 million of convertible promissory notes, which are convertible into shares of common stock. The Company believes its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

During the three and nine months ended September 30, 2016, the Company generated negative cash flows, and anticipates positive cash flow starting in 2017, due to anticipated continued reductions in operating overhead primarily impacting general and administrative expenses.

In order to satisfy the Company’s capital needs, the Company seeks to: (i) continue improving operating results through its leasing and subleasing transactions executed with favorable terms and consistent and predictable cash flow; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt, where possible, to obtain more favorable terms; and (iv) raise capital through the issuance of debt securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long-term basis, thereby permitting the Company to meet its operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results of the Transition will be realized. If the Company is unable to expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell additional assets, or suspend payment of preferred dividends.
.

NOTE 4.                          RESTRICTED CASH

The following table sets forth the Company’s various restricted cash, escrow deposits and related financial instruments excluding $3.6 million classified as assets held for sale:

(Amounts in 000’s)	September 30, 2016	December 31, 2015
Cash collateral and certificates of deposit	$245	$7,687
Replacement reserves	836	950
Escrow deposits	715	532
Total current portion	1,796	9,169

Restricted investments for other debt obligations	2,279	2,264
HUD and other replacement reserves	1,403	1,294
Total noncurrent portion	3,682	3,558
Total restricted cash	$5,478	$12,727

NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment excluding $44.1 million and $1.2 million classified as assets held for sale at September 30, 2016 and December 31, 2015, respectively :

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2016	December 31, 2015
Buildings and improvements	5-40	$83,481	$128,912
Equipment	2-10	9,194	13,470
Land	—	3,988	7,128
Computer related	2-10	2,894	2,999
Construction in process	—	627	390
		100,184	152,899
Less: accumulated depreciation and amortization		(20,864)	(26,223)
Property and equipment, net		$79,320	$126,676

Buildings and improvements includes the capitalization of costs incurred for the respective certificates of need (the “CON”). For additional information on the CON amortization, see Note 6 - Intangible Assets and Goodwill.

For the three months ended September 30, 2016 and 2015, total depreciation and amortization expense was $1.1 million and $1.9 million, respectively. For the nine months ended September 30, 2016 and 2015, total depreciation and amortization expense was $4.2 million and $5.4 million, respectively. There were no amounts of total depreciation and amortization expense recognized in Loss from discontinued operations, net of tax in the three and nine month periods ended September 30, 2016 nor the three month period ended September 30, 2015. Total depreciation and amortization expense excludes $0.1 million for the nine months ended September 30, 2015 that is recognized in Loss from discontinued operations, net of tax.

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	CON (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2015
Gross	$35,690	$2,471	$6,881	$45,042
Accumulated amortization	(4,760)	—	(3,461)	(8,221)
Net carrying amount	$30,930	$2,471	$3,420	$36,821

Transfers -Assets of disposal group held for sale
Gross	(12,879)	—	—	(12,879)
Accumulated amortization	2,123	—	—	2,123

Amortization expense	(676)	—	(500)	(1,176)

Balances, September 30, 2016
Gross	22,811	2,471	6,881	32,163
Accumulated amortization	(3,313)	—	(3,961)	(7,274)
Net carrying amount	$19,498	$2,471	$2,920	$24,889

Amortization expense for the CON included in property and equipment was approximately $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2016 and was approximately $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2015, respectively.
Amortization expense for lease rights was approximately $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2016 and was approximately $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2015, respectively.
Expected amortization expense for all definite-lived intangibles for each of the years ended December 31, is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2016(a)	$171	$166
2017	683	667
2018	683	667
2019	683	667
2020	683	482
Thereafter	16,595	271
Total expected amortization expense	$19,498	$2,920
 (a) Estimated amortization expense for the year ending December 31, 2016, includes only amortization to be recorded after September 30, 2016.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	September 30, 2016	December 31, 2015
Goodwill	$5,023	$5,023
Transfers - Assets of disposal group held for sale	(2,078)	—
Accumulated impairment losses	(840)	(840)
Net carrying amount	$2,105	$4,183

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

As of September 30, 2016, the Company is in compliance with all operating lease financial and administrative covenants.
Future Minimum Lease Payments
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)
2016(a)	$2,048
2017	8,149
2018	8,313
2019	8,492
2020	8,671
Thereafter	55,260
Total	$90,933
(a) Estimated minimum lease payments for the year ending December 31, 2016 include only payments to be recorded after September 30, 2016.
Leased and Subleased Facilities to Third-Party Operators
As a result of the completion of the Transition, the Company leases or subleases to third-party operators 35 facilities (24 owned by the Company and 11 leased to the Company) on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. On October 6, 2016, the Company completed the sale of the Arkansas Facilities (see Note 16 - Subsequent Events).
Termination of Arkansas Leases. Until February 3, 2016, the Company subleased through its subsidiaries (the “Aria Sublessors”) the Arkansas Facilities to affiliates (the “Aria Sublessees”) of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Effective February 3, 2016, the Company terminated each Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease. The term of each Aria Sublease was approximately fifteen (15) years, and the annual aggregate base and special rent payable to the Company under the Aria Subleases was approximately $4.2 million in the first year of such subleases and the base rent was subject to specified annual rent escalators.

On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”), for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “ HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and at September 30, 2016, had an outstanding principal amount of $1.0 million and matured on December 31, 2015. The Company received $0.7 million in partial repayment of the HAH Note during the second quarter of 2016. The Company is currently seeking the repayment of the remaining balance of the HAH Note in accordance with its terms and expects full repayment.

Lease of Arkansas Facilities. From February 5, 2016, to October 6, 2016, nine wholly-owned subsidiaries of the Company (each, a “Skyline Lessor”) leased the Arkansas Facilities to Skyline Healthcare LLC (“Skyline”), or an affiliate of Skyline (the “Skyline Lessee”), pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”). The term of the Skyline Lease commenced on April 1, 2016. The initial lease term of the Skyline Lease was fifteen (15) years with two (2) separate renewal terms of five (5) years each. The Skyline Lease provided for annual rent in the first year of $5.4 million, and an annual rent escalator of 2.5% each year during the initial term and any subsequent renewal terms. Skyline guaranteed the obligations of its affiliates.

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

On April 22, 2016, the Purchaser delivered notice to the Company of its intent to exercise its option to purchase the Arkansas Facilities. Pursuant to such purchase option, on May 10, 2016, the Skyline Lessors and the Purchaser entered into a Purchase and Sale Agreement (the “Purchase Agreement”) whereby the Skyline Lessors agreed to sell, and the Purchaser agreed to buy, the Arkansas Facilities, together with all improvements, fixtures, furniture and equipment pertaining to such facilities (except for certain leased business equipment) and the Skyline Lessors’ intangible assets (including intellectual property) relating to the operation of the nursing home business at such facilities, for an aggregate purchase price of $55.0 million. Pursuant to the Purchase Agreement the purchase price consisted of: (i) a deposit of $1.0 million deposited by the Purchaser with an escrow agent at the time of the Purchaser’s exercise of the purchase option; (ii) cash consideration of $51.0 million to be paid at closing; and (iii) the Skyline Note from the Purchaser in favor of the Skyline Lessors with a principal amount of $3.0 million, to be executed and delivered at closing.

On July 14, 2016, August 26, 2016 and September 29, 2016, the Skyline Lessors entered into separate letter agreements with Skyline and the Purchaser, which in the aggregate amended the Purchase Agreement to extend the date by which the purchase and sale of the Arkansas Facilities was required to close from August 1, 2016 to October 6, 2016 and increased the deposit payable by the Purchaser from $1.0 million to $1.8 million.

On October 6, 2016, the Company completed the sale of the Arkansas Facilities to the Purchaser pursuant to the Purchase Agreement, as amended (see Note 16 - Subsequent Events).

New Beginnings. On January 22, 2016, New Beginnings filed petitions to reorganize its finances under the U.S. Bankruptcy Code. New Beginnings operated the Oceanside Facility, the Savannah Beach Facility and the Jeffersonville Facility (collectively, the “New Beginnings Facilities”) pursuant to a master lease dated November 3, 2015, with the Company. The Jeffersonville Facility was decertified by CMS in February 2016 for deficiencies related to its operations and maintenance of the facility. From January 1, 2016 until June 4, 2016, New Beginnings paid de minimis rent for the Oceanside and Savannah Beach Facilities and did not pay rent for the Jeffersonville Facility.

On March 4, 2016, due to defaults by New Beginnings, the Company petitioned the Bankruptcy Court to lift the automatic stay to enable the Company to regain possession of the New Beginnings Facilities. Prior to the court ruling on the motion, the Company entered into a consent order (the “Consent Order”) with New Beginnings, the debtors’ creditors’ committee, which represents the unsecured creditors in the proceedings, and Gemino Healthcare Finance, LLC (the debtors’ secured lender), in which the Company agreed to give the creditors’ committee until June 4, 2016 to sell all of New Beginnings’ assets, including the leasehold interests and personal property for the New Beginnings Facilities. The Consent Order further provided that if the creditors’ committee was unable to sell the assets by such date, the automatic stay would be lifted and the Company would be allowed to reclaim possession of the New Beginnings Facilities. The court signed the Consent Order on May 9, 2016, and it was entered on the docket on May 10, 2016. The automatic stay was lifted as of June 4, 2016, thereby allowing the Company to take possession of the New Beginnings Facilities from New Beginnings.

The Oceanside Facility was cited for deficiencies during a state survey on November 6, 2015 and had six months, or until May 5, 2016, to meet the pertinent provisions of Section 1819 and 1919 of the Social Security Act and be deemed in substantial compliance with each of the requirements for long term care facilities established by the Secretary of Health and Human Services in 42 CFR Section 483.1 et seq. (collectively, “CMS Requirements”) with regard to the facility. As of May 3, 2016, out of concern that decertification of the Oceanside Facility was imminent, New Beginnings obtained a preliminary injunction against the Georgia Department of Community Health and CMS and their officers, agents, servants, employees and attorneys prohibiting the termination of the facility’s Medicare and Medicaid provider agreements until the earlier of (i) July 1, 2016; (ii) the completion of the administrative review process pursuant to 42 U.S.C. § 405(g); or (iii) the full administration of the bankruptcy estate pursuant to Title 11 of the U.S. Code, in part in order to give New Beginnings time to market its leasehold interests and assets to potential buyers pursuant to the Consent Order. On May 9, 2016, a Notice of Involuntary Termination from CMS was issued to New Beginnings indicating that its operations at the Oceanside Facility were not in substantial compliance with CMS Requirements and that its provider agreements with CMS were terminated as of such date. The letter noted that the effectuation of the involuntary termination was stayed by the terms of the Bankruptcy Court’s order.

Peach Health. On June 18, 2016, ADK Georgia, entered into the Peach Health Sublease with Peach Health Sublessee, providing that Peach Health Sublessee would take possession of the Peach Facilities and operate them as a subtenant.

The Peach Health Sublease became effective for the Jeffersonville Facility, on June 18, 2016 and for the Savannah Beach and Oceanside Facilities on July, 13, 2016, (the date on which ADK Georgia accepted possession of the facilities from New Beginnings).
ADK Georgia shall be responsible for payment of all outstanding bed/provider taxes to the State of Georgia relating to the operation of the Savannah Beach Facility prior to the effective date of the Peach Health Sublease.
The Peach Health Sublease is structured as a triple net lease, except that ADK Georgia assumes responsibility for the cost of certain deferred maintenance at the Savannah Beach Facility and capital improvements that may be necessary for Peach Health Sublessee to recertify the Oceanside and Jeffersonville Facilities with CMS so they are eligible for Medicare and Medicaid reimbursement. The term of the Peach Health Sublease for all three Peach Facilities expires on August 31, 2027.
Rent for the Savannah Beach Facility, the Oceanside Facility and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; provided, however, that rent is only $1 per month for the Oceanside and Jeffersonville Facilities until the Rent Commencement Date. In addition, with respect to the Oceanside and Jeffersonville Facilities, Peach Health Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%. In addition, in the event that the Savannah Beach Facility is decertified due to any previous non-compliance attributable to New Beginnings, rent for such facility will revert to $1 a month until it is recertified along with the other facilities. The annual rent for each of the Peach Facilities will escalate at a rate of 3% each year pursuant to the Peach Health Sublease.
Under the terms of the Peach Health Sublease, Peach Health Sublessee agrees to use its best efforts to pursue recertification of the Jeffersonville and Oceanside Facilities with CMS as soon as possible. In connection therewith, Peach Health Sublessee created an operating plan for such recertification, including a timetable and estimate of funds required from ADK Georgia for capital improvements for each such facility and submitted such plan to ADK Georgia for approval within sixty days of the commencement date of the Peach Health Sublease (a “Recertification Plan”). During the third quarter of 2016, the parties reached agreement on the terms of the Recertification Plan for both facilities.
In connection with the Peach Health Sublease, the Company has extended to Peach Health Sublessee a working capital line of credit of up to $1.0 million for operations at the Peach Facilities (the “LOC”), with interest accruing on the unpaid balance under the LOC at an interest rate of 13.5% per annum. The entire principal amount due under the LOC, together with all accrued and unpaid interest thereunder, shall be due one year from the date of the first disbursement. The LOC is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Peach Health Sublessee. At September 30, 2016, there was a $0.4 million outstanding balance on the LOC.

Future minimum lease receivables from the Company’s facilities leased and subleased to third party operators for each of the next five years ending December 31, are as follows:

(Amounts in 000's) (b) (c)
2016(a)	$5,082
2017	20,564
2018	21,825
2019	22,298
2020	22,329
Thereafter	152,652
Total	$244,750
(a) Estimated minimum lease receivables for the year ending December 31, 2016, include only payments to be received after September 30, 2016.
(b) Excludes estimated minimum lease receivables for the nine Arkansas Facilities sold to the Purchaser on October 6, 2016.
(c) Assumes recertification of the Oceanside and Jeffersonville Facilities on April 1, 2017.

For further details regarding the Company’s leased and subleased facilities to third-party operators, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report.

NOTE 8.                          ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	September 30, 2016	December 31, 2015
Accrued employee benefits and payroll related	$622	$1,332
Real estate and other taxes	1,113	411
Self-insured reserve	1,530	221
Accrued interest	438	484
Other accrued expenses	575	677
Total accrued expenses	4,278	3,125
Earnest deposit	1,750	—
Prepaid sublease rent	61	—
Total accrued expenses and other	$6,089	$3,125

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 - Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.
Notes payable and other debt consists of the following (a):

(Amounts in 000’s)	September 30, 2016	December 31, 2015
Senior debt—guaranteed by HUD	$28,767	$25,469
Senior debt—guaranteed by USDA	25,929	26,463
Senior debt—guaranteed by SBA	3,427	3,548
Senior debt—bonds, net of discount	6,950	7,025
Senior debt—other mortgage indebtedness	41,862	51,128
Other debt	1,624	2,638
Convertible debt	9,200	9,200
Deferred financing costs	(2,256)	(2,712)
Total debt	$115,503	$122,759
Current debt	19,164	50,960
Debt included in liabilities of disposal group held for sale (b)	32,036	958
Notes payable and other debt, net of current portion	$64,303	$70,841

(a)	HUD, U.S. Department of Agriculture (“USDA”), U.S. Small Business Administration (“SBA”).
(b) Includes $0.2 million and no deferred financing costs at September 30, 2016 and December 31, 2015, respectively.

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2016	December 31, 2015
Senior debt - guaranteed by HUD
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,459	$1,534
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,206	2,251
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,475	5,556
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,501	8,628
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,390	7,500
Georgetown	Midland State Bank	01/10/2046	Fixed	2.98%	3,736	—
Total					$28,767	$25,469
Senior debt - guaranteed by USDA
Attalla	Metro City	09/30/2035	Prime + 1.50%	5.50%	$7,244	$7,400
Coosa	Metro City	09/30/2035	Prime + 1.50%	5.50%	6,531	6,671
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,414	4,507
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,491	4,576
Homestead (b)	Square 1	10/14/2036	Prime + 1.00%	5.75%	3,249	3,309
Total					$25,929	$26,463
Senior debt - guaranteed by SBA
College Park	CDC	10/01/2031	Fixed	2.81%	$1,633	$1,697
Stone County (b)	CDC	07/01/2032	Fixed	2.42%	1,081	1,123
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	713	728
Total					$3,427	$3,548

(a)
Represents cash interest rates as of September 30, 2016 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(b) Debt included in liabilities of disposal group held for sale. On October 6, 2016, the Company completed the sale of the Arkansas Facilities (see Note 16 - Subsequent Events).

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2016	December 31, 2015
Senior debt - bonds, net of discount
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,452	$6,449
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	498	576
Total					$6,950	$7,025

(a)
Represents cash interest rates as of September 30, 2016 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(Amounts in 000’s)					September 30,	December 31,
Facility	Lender	Maturity	Interest Rate (a)		2016	2015
Senior debt - other mortgage indebtedness
Sumter Valley (c)	PrivateBank	09/01/2016	LIBOR + 4.25%	4.71%	$5,866	$5,123
Georgetown (g)	PrivateBank	09/01/2016	LIBOR + 4.25%	4.71%	—	4,026
Northridge (b)	PrivateBank (d)	09/01/2016	LIBOR + 4.25%	5.50%	3,627	4,230
Woodland Hills (b)	PrivateBank (d)	09/01/2016	LIBOR + 4.25%	5.50%	3,050	3,557
Abington/Cumberland (b)	PrivateBank (d)	09/01/2016	LIBOR + 4.25%	5.50%	3,455	4,029
Heritage Park (b)	PrivateBank (d)	09/01/2016	LIBOR + 3.50%	6.00%	2,853	3,370
River Valley (b)	PrivateBank (d)	09/01/2016	LIBOR + 3.50%	6.00%	3,472	3,989
Little Rock/West Markham (b), (f)	PrivateBank (d)	12/31/2016	LIBOR + 4.00%	6.00%	9,788	11,399
Quail Creek (e)	Congressional Bank	09/30/2017	LIBOR + 4.75%	5.75%	4,462	5,000
Northwest	First Commercial	12/31/2017	Prime	5.00%	1,227	1,285
Stone County (b)	Metro City	06/08/2022	Prime + 2.25%	6.25%	1,669	1,697
College Park (f)	Bank of Las Vegas	05/01/2031	Prime + 2.00%	6.25%	2,393	2,465
Hembree Rd. Building	Fidelity Bank	12/01/2017	Fixed	5.50%	—	958
Total					$41,862	$51,128

(a)
Represents cash interest rates as of September 30, 2016 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(b)	Debt included in liabilities of disposal group held for sale. On October 6, 2016, the Company completed the sale of the Arkansas Facilities (see Note 16 - Subsequent Events).

(c)
On March 24, 2016, the Company obtained a lender commitment to extend the maturity date of the Sumter Credit Facility from September 2016 to June 2017, subject to definitive documentation and certain closing conditions, which commitment expires on November 30, 2016. On June 13, 2016, the Company received a commitment to refinance the Sumter Credit Facility, subject to definitive documentation and certain closing conditions. The Company expects to close on such financing arrangement with HUD in the fourth quarter of 2016.

(d)
On March 24, 2016, the Company obtained the release of approximately $3.9 million of restricted cash funds and applied the amounts as additional principal payments related to certain of the above debt facilities with the PrivateBank.

(e)	On September 19, 2016, the Company obtained an option to extend the maturity date of the Quail Creek Credit Facility from September 2017 to September 2018, which management intends to exercise.

(f) On October 6, 2016, the related debt was repaid as part of the sale of the Arkansas Facilities (see Note 16 - Subsequent Events).

(g) On September 29, 2016, the Company closed a HUD-guaranteed financing in the amount of $3.7 million, which refinanced approximately $3.1 million in debt previously owed to the PrivateBank with respect to the Georgetown Facility.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2016	December 31, 2015
Other debt
First Insurance Funding	02/28/2017	Fixed	3.99%	$80	$14
Key Bank	10/17/2017	Fixed	0.00%	680	680
Reliant Rehabilitation	11/15/2016	Fixed	7.00%	193	944
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	671	1,000
Total				$1,624	$2,638

(Amounts in 000’s)
Facility	Maturity	Interest Rate (a)		September 30, 2016	December 31, 2015
Convertible debt
Issued July 2012	10/31/2017	Fixed	10.00%	$1,500	$1,500
Issued March 2015	04/30/2017	Fixed	10.00%	7,700	7,700
Total				$9,200	$9,200

(a)	Represents cash interest rates as of September 30, 2016. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.
Debt Covenant Compliance

As of September 30, 2016, the Company had approximately 38 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, the Company has not been in compliance with certain financial covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including, as necessary, modifications to future covenant requirements or the elimination of certain requirements in future periods.
The Company’s credit-related instruments were all in compliance as of September 30, 2016.
Scheduled Maturities
The schedule below summarizes the scheduled maturities for the twelve months ended September 30 of the respective year (not adjusted for commitments to refinance or extend the maturities of debt as noted above).

For the twelve months ended September 30,	(Amounts in 000’s)
2017	$51,408
2018	8,779
2019	1,708
2020	1,796
2021	1,883
Thereafter	52,380
Subtotal	$117,954
Less: unamortized discounts	(195)
Less: deferred financing costs	(2,256)
Total notes and other debt	$115,503

NOTE 10.                       DISCONTINUED OPERATIONS

For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of subleasing are classified in the activities below. For a historical listing and description of the Company’s discontinued entities, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 - Discontinued Operations included in the Annual Report.

The following table summarizes certain activity of discontinued operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2016	2015	2016	2015
Total revenues	$—	$12,447	$—	$84,357
Cost of services	2,247	14,949	6,030	83,572
Net loss	(2,210)	(3,057)	(6,513)	(2,328)
Interest expense, net	11	266	36	882

Assets and liabilities of the disposal group held for sale at September 30, 2016 and December 31, 2015, are as follows:

	Actual	Actual	Comparative (a)
(Amounts in 000’s)	September 30, 2016	December 31, 2015	December 31, 2015
Restricted cash	$3,624	$—	$5,887
Buildings and improvements, net	38,583	1,249	40,407
Land, net	2,813	—	2,814
Equipment and other, net	2,686	—	2,866
Goodwill	2,078	—	2,078
Other assets	40	—	35
Assets of disposal group held for sale	$49,824	$1,249	$54,087

Notes payable	$32,036	$958	$37,187
Liabilities of disposal group held for sale	$32,036	$958	$37,187

(a)Balance as of December 31, 2015 for the assets and liabilities of the disposal group held for sale at September 30, 2016, inclusive of the Arkansas and Roswell office buildings sold as detailed below and included in the actual balance at December 31, 2015.
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
On October 6, 2016, the Company completed the sale of the Arkansas Facilities (see Note 16 - Subsequent Events).

NOTE 11.                       COMMON AND PREFERRED STOCK

Common Stock Repurchase Activity and Dividends

In the nine months ended September 30, 2016, the Company repurchased 150,000 shares of common stock pursuant to the share repurchase program announced on November 12, 2015 (the “Repurchase Program”) at an average purchase price of approximately $2.05 per share, exclusive of commissions and related fees. Pursuant to the Repurchase Program, the Company was authorized to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period. The Repurchase Program expired in accordance with its terms upon completion of such twelve-month period on November 12, 2016. During the quarter ended September 30, 2016, the Company made no repurchases of common stock. For information on the Company’s new share repurchase programs, see Note 16 - Subsequent Events.

There were no cash dividends paid to shareholders of common stock of record during the three and nine month periods ended September 30, 2016.

On March 31, 2015, the Board declared a cash dividend of $0.05 per share to shareholders of common stock of record as of April 15, 2015. The cash dividend was paid on April 30, 2015.

On June 30, 2015, the Board declared a cash dividend of $0.055 per share to shareholders of common stock of record as of July 15, 2015. The cash dividend was paid on July 31, 2015.

On September 29, 2015, the Board declared a cash dividend of $0.06 per share to shareholders of common stock of record as of October 15, 2015. The $1.2 million dividend payable is recorded as part of accrued expenses at September 30, 2015. The cash dividend was paid on October 31, 2015.

Preferred Stock

The liquidation preference of the Series A Preferred Stock is $25 per share. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25 liquidation preference per share. The dividend rate may increase under certain circumstances.

Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances. The Company may not redeem the Series A Preferred Stock before December 1, 2017, except the Company is required to redeem the Series A Preferred Stock following a “Change of Control,” as defined in the Company’s Articles of Incorporation. On and after December 1, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25 per share, plus any accrued and unpaid dividends to the redemption date.

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

Preferred Stock Offerings and Dividends

The following table summarizes the shares of the Series A Preferred Stock issued by the Company and net proceeds received from issuance of the Series A Preferred Stock for the periods shown below:

	Shares Issued and Outstanding	Net Proceeds Received (in 000's)	Dividends Paid (in 000’s)
Balance, December 31, 2015	2,426,930	$54,714	$—

Activity for the three months ended :
March 31, 2016	186,905	3,677	1,777
June 30, 2016	43,204	870	1,801
September 30, 2016	106,796	2,243	1,879
Total	336,905	6,790	5,457

Balance, September 30, 2016	2,763,835	$61,504	$—

NOTE 12.                       STOCK BASED COMPENSATION

For the three and nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2016	2015	2016	2015
Employee compensation:
Restricted stock	$—	$110	$112	$301
Stock options	62	11	213	56
Warrants	118	54	494	139
Total employee stock-based compensation expense	$180	$175	$819	$496
Non-employee compensation:
Board restricted stock	(23)	57	$34	$144
Board stock options	13	13	37	37
Total non-employee stock-based compensation expense	$(10)	$70	$71	$181
Total stock-based compensation expense	$170	$245	$890	$677

Stock Incentive Plan
The 2011 Stock Incentive Plan, which expires March 28, 2021, provides for a maximum of 2,152,500 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The number of securities remaining available for future issuance is 671,469, which includes 45,075 of pending forfeitures and excludes 59,258 pending issuances from a warrant exercise.
In addition to the Company’s stock option plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the nine months ended September 30, 2016 and September 30, 2015, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Nine Months Ended September 30,
	2016	*	2015
Dividend yield	—%		4.76%
Expected volatility	41%		39%
Risk-free interest rate	1.43%		1.09%
Expected term in years	5.0 years		3.9 years
* No outstanding issuances during the current period.

Common Stock Options
The following table summarizes the Company’s common stock option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2015	266,514	$3.96
Granted	141,507	$2.07
Forfeited	(8,334)	$4.06
Expired	(44,905)	$3.86
Outstanding, September 30, 2016	354,782	$3.21	5.8	$—
Vested at September 30, 2016	285,628	$3.05	5.2	$—
On January 27, 2016, the Board granted 77,186 and 64,321 common stock options to its Chief Executive Officer and Chief Financial Officer, respectively, as part of their 2015 performance bonuses. The options vested immediately upon grant and are exercisable at $2.07 per share. The weighted-average grant date fair value for the options granted was approximately $0.78 per option.
The following table summarizes the common stock options outstanding and exercisable as of September 30, 2016:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at September 30, 2016	Weighted Average Exercise Price
$1.31 - $3.99	289,337	5.5	$3.01	220,183	$2.73
$4.00 - $4.30	65,445	7.0	$4.12	65,445	$4.12
Total	354,782	5.8	$3.21	285,628	$3.05
For options unvested at September 30, 2016, $0.1 million in compensation expense will be recognized over the next 1.2 years.
Common Stock Warrants
The following table summarizes the Company’s common stock warrant activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2015	2,051,475	$3.46
Expired	(55,125)	$4.08
Outstanding, September 30, 2016	1,996,350	$3.44	4.1	$170
Vested at September 30, 2016	1,613,017	$3.22	3.2	$170

The following table summarizes the common stock warrants outstanding and exercisable as of September 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at September 30, 2016	Weighted Average Exercise Price
$0 - $1.99	327,664	1.1	$1.56	327,664	$1.56
$2.00 - $2.99	335,354	1.8	$2.58	335,354	$2.58
$3.00 - $3.99	500,355	3.1	$3.59	500,355	$3.59
$4.00 - $4.99	809,644	6.9	$4.39	426,311	$4.41
$5.00 - $5.90	23,333	6.6	$5.90	23,333	$5.90
Total	1,996,350	4.1	$3.44	1,613,017	$3.22
For warrants unvested at September 30, 2016, $0.3 million in compensation expense will be recognized over the next 1.2 years.
Restricted Stock
The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested at December 31, 2015	294,021	$4.19
Granted	196,251	$2.14
Vested	(94,808)	$3.01
Forfeited	(11,688)	$2.49
Unvested at September 30, 2016	383,776	$3.49
On January 1, 2016, the Company granted to its Chief Accounting Officer and certain employees 7,792 and 26,622 shares of restricted stock, respectively, with a weighted average grant-date fair value of $2.49 per share, as part of their 2015 performance bonuses. The restricted shares vest as to one-third of the total shares granted on December 31, 2016, December 31, 2017 and December 31, 2018.
On January 27, 2016, the Board granted to the Company’s Chief Executive Officer and Chief Financial Officer 28,986 and 24,155 shares of restricted stock, respectively, with a weighted average grant-date fair value of $2.07 per share, as part of their 2015 performance bonuses. The restricted shares vested immediately upon grant.
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
For restricted stock unvested at September 30, 2016, $0.8 million in compensation expense will be recognized over the next 2.2 years.
NOTE 13. .                      VARIABLE INTEREST ENTITIES
Non-consolidated Variable Interest Entities
Aria. On April 30, 2015, the Company entered into a lease inducement (the “Aria Lease Inducement”) with Aria Health Consulting, LLC with respect to the Aria Subleases. The Aria Lease Inducement provided for a one-time payment from the Company to Aria Health Consulting, LLC equal to $2.0 million minus the security deposits and first month’s base and special rent for all Aria Subleases. On April 30, 2015, in connection with the Aria Lease Inducement, eight of the Aria Sublessees were amended to, among other things, provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which was subtracted from the lease inducement fee paid by the Company under the Aria Lease Inducement).

On July 17, 2015, the Company made a short-term loan to HAH, for working capital purposes, and, in connection therewith, HAH executed the HAH Note in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and currently has an outstanding principal amount of $1.0 million and matured on December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases. The Company is currently seeking the repayment of the Note in accordance with its terms and expects full repayment. For further information, see Note 7 - Leases.

The Aria Lease Inducement and HAH Note entered into by the Company create a variable interest that may absorb some or all of the VIE’s expected losses. The Company does not consolidate the operating activities of the Aria Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

Effective February 3, 2016, each Aria Sublessor terminated the applicable Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease.

Beacon. On August 1, 2015, the Company entered into a Lease Inducement Fee Agreement with certain affiliates of Beacon Health Management, LLC (“Beacon”), pursuant to which the Company paid a fee of $1.0 million as a lease inducement for certain affiliates of Beacon (the “Beacon Sublessees”) to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). The inducement fee was paid net of certain other fees and costs owed by the affiliates of, including the first month of base rent for all of the Beacon facilities and the first month of special rent pertaining to the four of such facilities.

On August 1, 2015, the Company made a short-term loan to certain affiliates of Beacon (collectively, the “Beacon Affiliates”) and, in connection therewith, the Beacon Affiliates executed a promissory note maturing on May 31, 2016 in the amount $0.6 million (the “Beacon Note”), as amended, in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 18% per annum. Until all amounts due and owing under the note have been paid, the Beacon Sublessees will not pledge, as security, any of the accounts receivable relating to the respective facilities that such entities sublease from affiliates of the Company. As of June 30, 2016, $0.6 million outstanding principal on the Beacon Note was re-paid in full.

The Beacon Lease Inducement and Beacon Note create a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the Beacon Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

Peach Health. In connection with the Peach Health Sublease, the Company extended the LOC to Peach Health Sublessee in an amount of up to $1.0 million, with interest accruing on the unpaid balance under the LOC at a rate of 13.5% per annum. The entire principal amount due under the LOC, together with all accrued and unpaid interest thereunder, shall be due one year from the date of the first disbursement. The LOC is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Peach Health Sublessee. As of September 30, 2016, $0.4 million was outstanding on the LOC. For further information on the Peach Health Sublease, see Note 7 - Leases.

The LOC creates a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the affiliates of Peach Health as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

NOTE 14.                       COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. In February and May 2016, CMS decertified the Jeffersonville and Oceanside Facilities respectively, meaning the facilities can no longer accept Medicare or Medicaid patients. For further information, see Note 7 - Leases.

Legal Matters

The Company is party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to the patients of the Company’s facilities and claims related to professional and general negligence, employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company previously operated, and the Company’s tenants now operate, in an industry that is extremely regulated. As such, in the ordinary course of business, the Company’s tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, we believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, for the Company’s prior operations, or the Company’s tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Professional and General Liability Claims. The Company was a defendant in a purported class action lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et al filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit (the “Amy Cleveland Class Action”). On December 16, 2015, the Company’s insurance carrier reached a settlement with each of the individual plaintiffs on behalf of the Company and all other defendants pursuant to which separate payments were to be made by the Company’s insurance carrier to the plaintiffs. The individual settlements were contingent on approval by the probate courts having jurisdiction over the deceased plaintiffs’ respective estates, if applicable. As of June 30, 2016, all of the individual settlement agreements had been approved and the settlement consideration paid to the plaintiffs.

As of September 30, 2016, the Company was a defendant in a total of 33 professional and general liability cases, (some of which may be covered by the Company’s insurance) from current or former patients, including 16 cases recently filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the Amy Cleveland Class Action. The claims generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured while patients of facilities operated by the Company due to professional negligence and/or understaffing. The Company self-insures against these risks and uses a third party administrator and outside counsel to manage and defend the claims. The cases are in various stages of discovery, and the Company intends to vigorously litigate the claims.
The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets of $1.5 million and $0.2 million at September 30, 2016, and December 31, 2015, respectively.

Ohio Attorney General Action. On October 27, 2016, the Attorney General of Ohio (the “OAG”) filed in the Court of Common Pleas, Franklin County, Ohio a complaint against The Pavilion Care Center, LLC, Hearth & Home of Greenfield, LLC (each a subsidiary of the Company), and certain other parties (including parties for which the Company provides or provided management services). The lawsuit alleges that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleges that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG is seeking, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 demanding repayment of allegedly improper Medicaid claims related to glucose blood tests and capillary blood draws and penalties of approximately $1.0 million, and the Company responded to such letter in July 2014 denying all claims. Although there is no assurance as to the ultimate outcome of this matter or its impact on the Company’s business or its financial condition or results of operations, the Company believes it has meritorious defenses and intends to defend the OAG’s allegations vigorously.

NOTE 15.                       RELATED PARTY TRANSACTIONS
Personal Guarantor on Loan Agreements

Christopher Brogdon, a former director of the Company and a greater than 5% beneficial owner of the common stock, serves as personal guarantor on certain loan agreements, entered into by the Company prior to 2015, related to the following properties: (i) a previously owned office buildings located in Roswell, Georgia, which loan was repaid during the third quarter of 2016; (ii)

College Park, a 95-bed skilled nursing facility located in College Park, Georgia; (iii) Attalla, a 182-bed skilled nursing facility located in Attalla, Alabama; and (iv) Coosa Valley, 122-bed skilled nursing facility located in Glencoe, Alabama. At September 30, 2016, the total outstanding principal owed under the loans was approximately $17.9 million, including $2.4 million of senior debt related to the College Park facility, which was repaid on October 6, 2016 (see Note 16 - Subsequent Events).

Consulting Agreement

The Company had a Consulting Agreement (as amended, the “Consulting Agreement”) with Mr. Brogdon pursuant to which Mr. Brogdon was compensated by the Company for providing consulting services related to the acquisition and financing of skilled nursing facilities. On March 21, 2016, the Company and Mr. Brogdon entered into a letter agreement whereby the Company and Mr. Brogdon agreed that the Consulting Agreement was terminated as of November 20, 2015. As of September 30, 2016, there was an outstanding balance of $0.3 million with respect to a promissory note by Mr. Brogdon in favor of the Company. For information on an amendment to such note, (see Note 16 - Subsequent Events).

NOTE 16.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Completion of Sale of Arkansas Facilities

On October 6, 2016, the Company completed the sale of the Arkansas Facilities, together with substantially all of the fixtures, equipment, furniture and other assets relating to such facilities, to the Purchaser, pursuant the Purchase Agreement, as subsequently amended. The Arkansas Facilities consist of:

•	River Valley Health and Rehabilitation Center, a 129-bed skilled nursing facility located in Fort Smith, Arkansas;

•	Heritage Park Nursing Center, a 110-bed skilled nursing facility located in Rogers, Arkansas;

•	Homestead Manor Nursing Home, a 104-bed skilled nursing facility located in Stamps, Arkansas;

•	Stone County Nursing and Rehabilitation Center, a 97-bed skilled nursing facility located in Mountain View, Arkansas;

•	Stone County Residential Care Center, a 32-bed assisted living facility located in Mountain View, Arkansas;

•	Northridge Health Care, a 140-bed skilled nursing facility located in North Little Rock, Arkansas;

•	Little Rock Health & Rehabilitation, a 154-bed skilled nursing facility located in Little Rock, Arkansas;

•	Woodland Hills Health & Rehabilitation, a 140-bed skilled nursing facility located in Little Rock, Arkansas; and

•	Cumberland Health & Rehabilitation Center, a 120-bed skilled nursing facility located in Little Rock, Arkansas.

Prior to the closing of the sale of the Arkansas Facilities (the “Closing”), the Skyline Lessors leased the Arkansas Facilities to the Skyline Lessee pursuant to the Skyline Lease. For further information, see Note 7 - Leases.
The aggregate purchase price paid to the Company for the Arkansas Facilities was $55.0 million, which purchase price consisted of: (i) a non-refundable deposit of $1.8 million; (ii) cash consideration of $50.3 million paid to the Skyline Lessors at the Closing; and (iii) the Skyline Note, from JS Highland Holdings LLC, an affiliate of Skyline (the “Borrower”), in favor of the Company with a principal amount of $3.0 million.
The principal amount of the Skyline Note, together with all accrued and unpaid interest, is due and payable on March 31, 2022 (the “Maturity Date”). The Borrower is required to make payments of interest only commencing on October 30, 2016 and on the last day of each month thereafter until the Maturity Date. The Skyline Note provides that simple interest shall accrue on the unpaid balance of the Skyline Note at rate of ten percent (10%) per annum. Such interest rate will increase by two percent (2%) on each anniversary date of the Skyline Note beginning in year three if such note is still outstanding at that time. The Skyline Note is guaranteed by Joseph Schwartz and Roselyn Schwartz (collectively, the “Guarantors”), pursuant to a Guaranty Agreement, dated September 30, 2016 (the “Guaranty”), executed by the Guarantors in favor of the Company.
In connection with the Closing, the Company entered into a Subordination and Standstill Agreement, dated September 26, 2016 (the “Subordination Agreement”), with the PrivateBank, as agent for the lenders specified therein (collectively, the “Lenders”). Pursuant to the Subordination Agreement, the Company agreed to subordinate its claims and rights to receive payment under the Skyline Note or any document which may evidence or secure the indebtedness evidenced by such note, other than the Guaranty (collectively, the “Subordinated Debt”), to the claims and rights of the Lenders to receive payment under certain revolving loans, with an initial aggregate principal amount of $6.0 million, and certain term loans, with an aggregate principal amount of $45.6 million (collectively, the “Loans”), each extended by certain of the Lenders to affiliates of Skyline (collectively, the “Skyline Borrowers”). Pursuant to the Subordination Agreement, the Company may not accept payment of the Subordinated Debt, or take any action to collect such payment, if: (i) the Company has received notice from the Lenders that the Skyline Borrowers have failed to meet a specified financial covenant with respect to the Loans; or (ii) a default has occurred or is continuing with respect to the Loans. Pursuant to the Guaranty, the Guarantors have agreed to pay the outstanding principal amount of the Skyline Note, together with all accrued and unpaid interest: (x) on the date on which the Borrower or an affiliate thereof repays or refinances any of the Loans; (y) on the date on which the Borrower or its affiliates sells any of the Arkansas Facilities which the Borrower or its affiliates purchased with proceeds from the Loans; or (z) upon written notice from the Company to the Guarantors any time on or after the two year anniversary of the Skyline Note.
New Share Repurchase Programs

On November 10, 2016, the Board approved new share repurchase programs (the “New Repurchase Programs”), pursuant to which the Company is authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. The New Repurchase Programs succeed the Repurchase Program announced on November 12, 2015, which terminated in accordance with its terms. Share repurchases under the New Repurchase Programs may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. The New Repurchase Programs may be suspended or discontinued at any time, and the Company has no obligation to repurchase any amount of the common stock or the Series A Preferred Stock under such programs.

Lender Commitment to Refinance Debt, Extend Maturities and Repayment of Debt

On March 24, 2016, the Company obtained a lender commitment to extend the maturity date of the credit facility entered into on January 30, 2015 between certain-wholly owned subsidiaries of the Company and the PrivateBank (the “Sumter Credit Facility” from September 2016 to June 2017, subject to definitive documentation and certain closing conditions, which commitment expires on November 30, 2016. On June 13, 2016, the Company received a firm commitment to refinance the Sumter Credit Facility subject to definitive documentation and certain closing conditions. The Company expects to close on such financing arrangement with HUD in the fourth quarter of 2016.

On October 6, 2016, in conjunction with the sale of the Arkansas Facilities, the Company repaid $2.4 million of debt associated with the College Park Facility.

Amendment to Promissory Note
As previously indicated, the Company is the holder of a promissory note issued by Mr. Brogdon in favor of the Company, as subsequently amended, which promissory note had an outstanding principal balance of $0.3 million as of September 30, 2016. On November 10, 2016, the Company and Mr. Brogdon agreed to further amend such promissory note to extend its maturity date to December 31, 2017. As a condition to such amendment, Winter Haven Homes, Inc. (“Winter Haven”), an entity owned and controlled by Mr. Brogdon, has agreed to waive payment of certain charges otherwise due and owing from the Company to Winter Haven from January 1, 2016 to July 31, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of September 30, 2016, the Company owned, leased, or managed for third parties 38 facilities primarily in the Southeast. On October 6, 2016, the Company completed the sale of the nine Arkansas Facilities (see Note 16 - Subsequent Events, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q).

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related beds/units as of September 30, 2016:

	Owned		Leased		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Arkansas (a)	9	958	—	—	—	—	9	958
Alabama	2	304	—	—	—	—	2	304
Georgia	4	463	10	1,168	—	—	14	1,631
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	279	1	94	3	332	8	705
Oklahoma	2	197	—	—	—	—	2	197
South Carolina	2	180	—	—	—	—	2	180
Total	24	2,487	11	1,262	3	332	38	4,081
Facility Type
Skilled Nursing	22	2,375	11	1,262	2	249	35	3,886
Assisted Living	2	112	—	—	—	—	2	112
Independent Living	—	—	—	—	1	83	1	83
Total	24	2,487	11	1,262	3	332	38	4,081
(a) On October 6, 2016, the Company completed the sale of the nine Arkansas Facilities (see Note 16 - Subsequent Events, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q).

The following table provides summary information regarding the number of facilities and related beds/units as giving effect to the sale of the Arkansas Facilities on October 6, 2016:

	Owned		Leased		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	2	304	—	—	—	—	2	304
Georgia	4	463	10	1,168	—	—	14	1,631
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	279	1	94	3	332	8	705
Oklahoma	2	197	—	—	—	—	2	197
South Carolina	2	180	—	—	—	—	2	180
Total	15	1,529	11	1,262	3	332	29	3,123
Facility Type
Skilled Nursing	14	1,449	11	1,262	2	249	27	2,960
Assisted Living	1	80	—	—	—	—	1	80
Independent Living	—	—	—	—	1	83	1	83
Total	15	1,529	11	1,262	3	332	29	3,123

The following table provides summary information regarding the number of facilities and related beds/units by operator affiliation as of September 30, 2016:

Operator Affiliation	Number of Facilities	Beds / Units
Skyline Healthcare (1), (2)	9	958
Beacon Health Management	7	585
C.R. Management	7	830
Wellington Health Services	4	641
Peach Health (2)	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	35	3,749
AdCare Managed	3	332
Total	38	4,081
(1) On October 6, 2016, the Company completed the sale of the nine Arkansas Facilities to Skyline Healthcare (see Note 16 - Subsequent Events, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q).
(2) For a more detailed discussion, see Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Liquidity Overview

At September 30, 2016, we had $1.5 million in cash and cash equivalents as well as restricted cash of $5.5 million. Over the next twelve months, we anticipate both access to and receipt of several sources of liquidity, including cash flows from operations. We routinely have ongoing discussions with existing and potential new lenders to refinance current debt on a longer term basis and, in recent periods, have refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, some of which have been executed under government guaranteed lending programs.

During the remainder of 2016 and into the first quarter of 2017, we anticipate net proceeds of approximately $9.1 million on the refinancing of existing debt with such government guaranteed lending programs. At September 30, 2016, we had $115.5 million in indebtedness of which the current portion is $51.2 million. We anticipate our operating cash requirements over the next twelve months as being less than the comparative prior twelve months due to the completion of the Transition and due to anticipated continued reductions in operating overhead primarily impacting general and administrative expenses.We expect sufficient funds for our operations and scheduled debt service, at least through the next twelve months.We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

During the three and nine months ended September 30, 2016 the Company generated negative cash flows and anticipates positive cash flow from operations starting in 2017. In order to satisfy the Company’s capital needs, the Company seeks to: (i) continue improving operating results through its leasing and subleasing transactions executed with favorable terms; (ii) expand borrowing arrangements with certain lenders; (iii) refinance current debt where possible to obtain more favorable terms; and (iv) raise capital through the issuance of debt securities. The Company anticipates that these actions, if successful, will provide the opportunity to maintain liquidity on a short and long-term basis, thereby permitting the Company to meet our operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful or that anticipated operating results of the Transition will be realized. If the Company is unable to expand existing borrowing agreements, refinance current debt, or raise capital through the issuance of securities, then the Company may be required to restructure its outstanding indebtedness, implement further cost reduction initiatives or sell assets. Our ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and Series A Preferred Stock on the NYSE MKT. For further information, see the risk factors discussed in Part II, Item 1A. Risk Factors., of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

On March 24, 2016, the Company also obtained a lender commitment to extend the maturity date of the Sumter Credit Facility from September 2016 to June 2017, subject to definitive documentation and certain closing conditions, which commitment expires on November 30, 2016. On June 13, 2016, the Company received a commitment to refinance the Sumter Credit Facility subject to definitive documentation and certain closing conditions. The Company expects to close on such financing arrangement with HUD in the fourth quarter of 2016. Our ability to refinance the Sumter Credit Facility is subject to the negotiation and execution of definitive agreements with respect to the applicable refinancing or extension and the satisfaction or waiver of the closing conditions to be included therein. On September 19, 2016, the Company obtained an option to extend the maturity date of the Quail Creek Credit Facility from September 2017 to September 2018, which option management intends exercise. There is no assurance that we will be able to refinance, or extend the maturity date of, the Company’s credit facilities on terms that are favorable to us or at all.

On September 29, 2016, the Company closed on HUD-guaranteed financing in the amount of $3.7 million, which refinanced approximately $3.1 million in debt previously owed to the PrivateBank with respect to the Georgetown Facility.

On October 6, 2016, the Company completed the sale of the Arkansas Facilities, which after repayment of related obligations, provided a net cash inflow of $23.0 million (see Note 3 - Liquidity and Profitability, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q).

As of September 30, 2016, the Company was a defendant in a total of 33 professional and general liability cases. The claims generally seek unspecified compensatory and punitive damages. If we are unable to settle our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operations (see Note 14 - Commitments and Contingencies, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q).

As previously indicated, ADK Georgia subleases the Peach Facilities (previously leased to New Beginnings) to Peach Health Sublessee (see Note 7 - Leases, to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q). Rent for the Oceanside Facility and the Jeffersonville Facility is $0.4 million and $0.6 million per annum, respectively; but such rent is only $1 per month for the Oceanside and Jeffersonville Facilities until the Rent Commencement Date, which is the date such facilities are recertified by CMS or April 1, 2017, whichever first occurs. In addition, with respect to the Oceanside and Jeffersonville Facilities, Peach Health Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%. In the event that the Savannah Beach Facility is decertified due to any previous non-compliance attributable to New Beginnings, rent for such facility will revert to $1 a month until it is recertified along with the other facilities. Under the terms of the Peach Health Sublease, Peach Health Sublessee agrees to use its best efforts to pursue recertification of the Jeffersonville and Oceanside Facilities with CMS as soon as possible. However if recertification fails to occur, then it could have an adverse effect on our business, financial condition and results of operations.

For a more detailed discussion see Note 3 - Liquidity and Profitability to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Divestitures
For information regarding the Company’s divestitures, please see Note 10 - Discontinued Operations and Note 16 - Subsequent Events, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
For a discussion of our critical accounting policies and recent accounting pronouncements not yet adopted by the Company see Note 1 - Organization and Significant Accounting Policies to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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

As a result of the Transition, the amounts presented below are not reflective of our ongoing annualized performance due to leasing activity throughout the periods. Revenues and expenses related to facility operations during the three and nine months ended September 30, 2015 were reclassed to discontinued operations.

Certain reclassifications have been made to the 2015 financial information to conform to the 2016 presentation with no effect on the Company’s consolidated financial position. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. Reclassifications were made to the Consolidated Statements of Operations for three and six months ended September 30, 2015 to reflect the same facilities in discontinued operations for both periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in 000’s)	2016	2015	Percent Change	2016	2015	Percent Change
Revenues:
Rental revenues	$6,912	$5,826	18.6%	$20,651	$11,322	82.4%
Management fee and other revenues	253	304	(16.8)%	760	827	(8.1)%
Total revenues	7,165	6,130	16.9%	21,411	12,149	76.2%
Expenses:
Facility rent expense	2,176	1,736	25.3%	6,523	3,552	83.6%
Depreciation and amortization	1,124	1,911	(41.2)%	4,176	5,384	(22.4)%
General and administrative expenses	1,598	2,114	(24.4)%	6,275	8,014	(21.7)%
Other operating expenses	241	309	NM	1,413	530	166.6%
Total expenses	5,139	6,070	(15.3)%	18,387	17,480	NM
Income (loss) from operations	2,026	60	NM	3,024	(5,331)	NM
Other expense:
Interest expense, net	1,801	1,830	(1.6)%	5,377	6,599	(18.5)%
Loss on extinguishment of debt	—	—	NM	—	680	NM
Other expense	—	268	NM	51	749	(93.2)%
Total other expense, net	1,801	2,098	(14.2)%	5,428	8,028	(32.4)%
Income (loss) from continuing operations before income taxes	225	(2,038)	NM	(2,404)	(13,359)	(82.0)%
Income tax benefit	3	—	NM	3	20	(85.0)%
Income (loss) from continuing operations	222	(2,038)	NM	(2,407)	(13,379)	(82.0)%
Loss from discontinued operations, net of tax	(2,210)	(3,057)	NM	(6,513)	(2,328)	NM
Net loss	$(1,988)	$(5,095)	(61.0)%	$(8,920)	$(15,707)	(43.2)%

Three Months Ended September 30, 2016 and 2015
Rental Revenues—Total rental revenue increased by $1.1 million, or 18.6%, to $6.9 million for the three months ended September 30, 2016, compared with $5.8 million for the same period in 2015. The increase reflects the completion of the Transition and the resulting increase in leasing of facilities to third-party operators which occurred during the corresponding prior year period. As of September 30, 2016, we have leased or subleased all of our facilities. As of September 30, 2015, we had leased fourteen owned and subleased eight leased skilled nursing and rehabilitation facilities and leased one owned assisted living facility to third-party operators. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Oceanside and Jeffersonville Facilities under the Peach Health Sublease (which are pending recertification by CMS), the Aria Subleases (which were terminated for non-payment of rent) and the Skyline Lease (which terminated upon sale of the Arkansas Facilities), for which rental revenue is recognized based on cash amount owed, and the sublease with New Beginnings, for which rental revenue is recognized when cash is received.
Management Fee and Other Revenues—Management revenues at $0.3 million for the three months ended September 30, 2016, compared with $0.3 million for the same period in 2015.
Facility Rent Expense—Facility rent expense increased by $0.4 million or 25.3%, to $2.2 million for the three months ended September 30, 2016, compared with $1.7 million for the same period in 2015. The increase is primarily due to: (i) an increase of $0.1 million in rent expense resulting from the transition of leased facilities, lease extensions and amendments entered into subsequent to September 30, 2015 (see Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q); and (ii) $0.6 million of rent expense reported in discontinued operations for the three months ended September 30, 2015, partially off-set by (iii) $0.3 million charge in the prior year period for straight- line accounting on three Georgia facilities.
Depreciation and Amortization—Depreciation and amortization decreased by $0.8 million or 41.2%, to $1.1 million for the three months ended September 30, 2016, compared with $1.9 million for the same period in 2015. The decrease is primarily due to the Arkansas Facilities that were classified as held for sale and the subsequent cessation of depreciation expense during the three month period ended September 30, 2015.
General and Administrative—General and administrative costs decreased by $0.5 million or 24.4%, to $1.6 million for the three months ended September 30, 2016, compared with $2.1 million for the same period in 2015. The net decrease is due to a continued

reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.4 million, (ii) a decrease in contract services expense of approximately $0.1 million, (iii) a decrease in IT-related expenses of approximately $0.1 million, (iv) a decrease in stock-based compensation expense of $0.1 million and (v) $0.1 million of expenses reported in discontinued operations, which is offset by (vi) an increase in legal expenses of approximately $0.2 million, and (vii) an increase in accounting expenses of approximately $0.1 million.
Other Operating Expenses—Other operating expense decreased by $0.1 million or 22.0%, to $0.2 million for the three months ended September 30, 2016, compared with $0.3 million for the same period in 2015. The decrease is due to other legal expenses in the prior year period.
Interest Expense, Net—Interest expense, was flat at $1.8 million for the three months ended September 30, 2016, compared with $1.8 million for the same period in 2015.
Loss from Discontinued Operations—The loss from discontinued operations decreased by $0.8 million to $2.2 million for the three months ended September 30, 2016, compared with $3.1 million for the same period in 2015. The decrease is primarily due to lower bad debt expense.
Nine Months Ended September 30, 2016 and 2015
Rental Revenues—Total rental revenue increased by $9.3 million, or 82.4%, to $20.7 million for the nine months ended September 30, 2016, compared with $11.3 million for the same period in 2015. The increase reflects the completion of the Transition and the resulting increase in leasing of facilities to third-party operators which occurred during the corresponding prior year period. As of September 30, 2016, we have leased or subleased all of our facilities. As of September 30, 2015, we had leased fourteen owned and subleased eight leased skilled nursing and rehabilitation facilities and leased one owned assisted living facility to third-party operators. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Oceanside and Jeffersonville Facilities under the Peach Health Sublease (which are, pending recertification by CMS), the Aria Subleases (which were terminated for non-payment of rent) and the Skyline Lease (which terminated upon sale of the Arkansas Facilities), for which rental revenue is recognized based on cash amount owed, and the sublease with New Beginnings, for which rental revenue is recognized when cash is received.
Management Fee and Other Revenues—Management revenues decreased by $0.1 million or 8.1% to $0.8 million for the nine months ended September 30, 2016, compared with $0.8 million for the same period in 2015. The Company no longer recognizes interest on the Aria Lease Inducement which is offset by increases to management fee revenue and asset management fee revenues.
Facility Rent Expense—Facility rent expense increased by $3.0 million or 83.6%, to $6.5 million for the nine months ended September 30, 2016, compared with $3.6 million for the same period in 2015. The increase is primarily due to: (i) an increase of $0.4 million in rent expense resulting from the transition of leased facilities, lease extensions, amendments entered into subsequent to September 30, 2015, and straight- line accounting on three Georgia facilities in the prior year period (see Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q); and (ii) $2.6 million of rent expense reported in discontinued operations for the three months ended March 31, 2015.
Depreciation and Amortization—Depreciation and amortization decreased by $1.2 million or 22.4%, to $4.2 million for the nine months ended September 30, 2016, compared with $5.4 million for the same period in 2015. The decrease is primarily due to the Arkansas Facilities that were classified as held for sale and the subsequent cessation of depreciation expense during the six month period ended September 30, 2015, which were slightly offset by equipment purchases during the first quarter of 2016.
General and Administrative—General and administrative costs decreased by $1.7 million or 21.7%, to $6.3 million for the nine months ended September 30, 2016, compared with $8.0 million for the same period in 2015. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in contract services expense of approximately $1.0 million, (ii) a decrease in salaries, wages and employee benefits expense of approximately $1.2 million and $0.4 million of expenses reported in discontinued operations which is offset by an increase in employee stock-based compensation expense of approximately $0.2 million and an increase in legal expenses of approximately $0.6 million.
Other Operating Expenses—Other operating expense increased by $0.9 million or 166.6%, to $1.4 million for the nine months ended September 30, 2016, compared with $0.5 million for the same period in 2015. The increase is due to one time charges of property and bed tax liabilities arising from the bankruptcies of Aria ($0.4 million) and New Beginnings ($0.5 million).
Interest Expense, Net—Interest expense, net decreased by $1.2 million or 18.5%, to $5.4 million for the nine months ended September 30, 2016, compared with $6.6 million for the same period in 2015. The decrease is primarily due to: (i) the repayment in full of four lines of credit with an aggregate outstanding principal totaling $5.8 million at September 30, 2015; and (ii) the repayment of $6.8 million in convertible notes subsequent to March 31, 2015.

Loss on Debt Extinguishment—Loss on extinguishment of $0.7 million for the nine months ended September 30, 2015, is due to the February 2015 issuance of promissory notes related to the refinancing of certain loan agreements with one of our lenders.
Loss from Discontinued Operations—The loss from discontinued operations increased by $4.2 million to $6.5 million for the nine months ended September 30, 2016, compared with a loss of $2.3 million for the same period in 2015. The increase is primarily due to increased self-insured reserve and bad debt expense.
Liquidity and Capital Resources

For information regarding the Company’s liquidity, refer to Note 3 - Liquidity and Profitability, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q and Liquidity Overview, to the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Cash Flows
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2016	2015
Net cash provided by (used in) by operating activities - continuing operations	$2,806	$(12,500)
Net cash used in operating activities - discontinued operations	(3,470)	(1,631)
Net cash provided by (used in) investing activities - continuing operations	6,217	(4,768)
Net cash provided by investing activities - discontinued operations	—	5,678
Net cash (used in) provided by financing activities - continuing operations	(5,736)	12,378
Net cash used in financing activities - discontinued operations	(1,080)	(5,617)
Net change in cash and cash equivalents	(1,263)	(6,460)
Cash and cash equivalents at beginning of period	2,720	10,735
Cash and cash equivalents at end of period	$1,457	$4,275

Nine Months Ended September 30, 2016

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2016 was approximately $2.8 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue in excess of cash received, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $3.5 million as we continue to settle legacy vendor liabilities.
Net cash provided by investing activities—continuing operations for the nine months ended September 30, 2016 was approximately $6.2 million. This is the result of a net release in restricted cash deposits of approximately $3.6 million, earnest deposit of $1.8 million received for the sale of the Arkansas Facilities on October 6, 2016 and proceeds from sale of property and equipment of $1.5 million.
Net cash used in financing activities—continuing operations was approximately $5.7 million for the nine months ended September 30, 2016. This is primarily the result of repayments of existing debt obligations, payments of dividends partially off-set by net proceeds from share issuances. These uses were offset by cash proceeds received from preferred stock issuances and additional debt borrowings.
Nine Months Ended September 30, 2015

Net cash used in operating activities—continuing operations for the nine months ended September 30, 2015 was $12.5 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue and expense in excess of cash paid, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $1.6 million.

Net cash used in investing activities—continuing operations for the nine months ended September 30, 2015 was approximately $4.8 million. This is primarily the result of a net increase in restricted cash deposits of approximately 3.4 million and capital expenditures of approximately $1.3 million.
Net cash provided by financing activities—continuing operations was approximately $12.4 million for the nine months ended September 30, 2015.  This is primarily the result of cash proceeds received from additional debt borrowings and exercises of options and warrants. These sources were offset by repayments of existing debt obligations and payments of preferred and common stock dividends.

Notes Payable and Other Debt

For information regarding the Company’s debt financings, please refer to Note 9 - Notes Payable and Other Debt, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Accounts receivable, net totaled $3.3 million at September 30, 2016 and $8.8 million at December 31, 2015 of which $1.6 million and $8.0 million, respectively, related to patient care receivables from our legacy operations.
The allowance for doubtful accounts was $10.3 million and $12.5 million at September 30, 2016 and December 31, 2015, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Operating Leases
For information regarding the Company’s operating leases, please refer to Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

The Company is party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to the patients of the Company’s facilities and claims related to professional and general negligence, employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s business, results of operations and financial condition. Although arising in the ordinary course of the Company’s business, certain of these matters are described below under “Professional and General Liability Claims.”

The Company previously operated, and the Company’s tenants now operate, in an industry that is extremely regulated. As such, in the ordinary course of business, the Company’s tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, we believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company or the Company’s tenants, including with respect to the Company’s prior operations, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Ohio Attorney General Action. On October 27, 2016, the OAG filed in the Court of Common Pleas, Franklin County, Ohio a complaint against The Pavilion Care Center, LLC, Hearth & Home of Greenfield, LLC (each a subsidiary of the Company), and certain other parties (including parties for which the Company provides or provided management services). The lawsuit alleges that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleges that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG is seeking, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 demanding repayment of allegedly improper Medicaid claims related to glucose blood tests and capillary blood draws and penalties of approximately $1.0 million. The Company responded to such letter in July 2014 denying all claims. Although there is no assurance as to the ultimate outcome of this matter or its impact on the Company’s business or its financial condition or results of operations, the Company believes it has meritorious defenses and intends to defend the OAG’s allegations vigorously.

Professional and General Liability Claims. As of September 30, 2016, the Company was a defendant in a total of 33 professional and general liability cases, (some of which may be covered by the Company’s insurance) from current or former patients, including 16 cases recently filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the Amy Cleveland Class Action. The claims generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured while patients of facilities operated by the Company due to professional negligence and/or understaffing. The Company self-insures against these risks and uses a third-party administrator and outside counsel to manage and defend the claims. The cases are in various stages of discovery but the Company intends to vigorously litigate the claims.
The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets, of $1.5 million and $0.2 million at September 30, 2016, and December 31, 2015, respectively.

Item 1A.  Risk Factors.

The following are certain additional risk factors that you should carefully consider in addition to the risk factors discussed in Part I, “Item 1A. Risk Factors” of the Annual Report, and Part II, Item 1A. Risk Factors, of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016,which are incorporated herein by this reference. The risk factors described below and in such reports should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. These risk factors are not all the risks applicable to our business, and are intended only as a summary of certain material factors. If any of the risks described below or such reports actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock and Series A Preferred Stock could decline.

We give no assurance that we will repurchase any shares of the common stock or the Series A Preferred Stock pursuant to the New Repurchase Programs or that the New Repurchase Programs will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of the common stock and the Series A Preferred Stock and could diminish our cash reserves.

In November 2016, the Board approved the New Repurchase Programs authorizing us to repurchase up to 1.0 million shares of the issued and outstanding common stock and 100,000 shares of the issued and outstanding Series A Preferred Stock. Although the Board has approved the New Repurchase Programs, the New Repurchase Programs does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the market price of the common stock and the Series A Preferred Stock and the nature of other investment opportunities. The New Repurchase Programs may be limited, suspended or discontinued at any time without prior notice. In addition, share repurchases pursuant to the New Repurchase programs could affect the market price of the common stock and the Series A Preferred Stock and increase their volatility. The existence of the New Repurchase Programs could cause the market price of the common stock or the Series A Preferred Stock to be higher than it would be in the absence of such a programs and could potentially reduce the market liquidity of such shares. Additionally, the New Repurchase Programs could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Repurchases under the New Repurchase Programs will have the effect of reducing the number of shares outstanding, the aggregate market value of such shares and shareholders’ equity, which could adversely affect the assessments of our lenders and other counterparties. Although the New Repurchase Programs are intended to enhance long-term shareholder value, we give no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

If we are unable to settle our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operations.

The Company is a defendant in a total of 33 professional and general liability lawsuits (some of which may be covered by the Company’s insurance),which seek unspecified compensatory and punitive damages from the Company for injuries allegedly sustained by former patients due to the Company’s alleged professional negligence and understaffing. The Company self-insures against claims stemming from legacy operations and has no insurance coverage or proceeds to defend these claims or pay a settlement or judgment. The cost of defending the claims and one or more adverse verdicts, should the Company be unable to settle the cases on terms acceptable to the Company, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 19, 2016, we became obligated to issue 59,258 shares of common stock to David A. Tenwick, a director of the Company, upon his exercise on a cashless basis of a warrant to purchase 109,472 shares of common stock. The share issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

New Share Repurchase Programs

On November 10, 2016, the Board approved the New Repurchase Programs, pursuant to which the Company is authorized to repurchase up to 1.0 million shares of its common stock and 100,000 shares of its Series A Preferred Stock during a twelve-month period. The New Repurchase Programs succeed the Repurchase Program announced on November 12, 2015, which terminated in accordance with its terms. Share repurchases under the New Repurchase Programs may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. The New Repurchase Programs may be suspended or discontinued at any time, and the Company has no obligation to repurchase any amount of the common stock or the Series A Preferred Stock under such programs.

Amendment to Promissory Note
As previously indicated, the Company is the holder of a promissory note issued by Mr. Brogdon in favor of the Company, as subsequently amended, which promissory note had an outstanding principal balance of $0.3 million as of September 30, 2016. On November 10, 2016, the Company and Mr. Brogdon agreed to further amend such promissory note to extend its maturity date to December 31, 2017. As a condition to such amendment, Winter Haven Homes, Inc. (“Winter Haven”), an entity owned and controlled by Mr. Brogdon, has agreed to waive payment of certain charges otherwise due and owing from the Company to Winter Haven from January 1, 2016 to July 31, 2016.

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
2.2
Letter Agreement, dated July 14, 2016, by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Little Ark Realty Holdings, LLC and Skyline Healthcare LLC
Incorporated by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
2.3
Letter Agreement, dated August 26, 2016, by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Little Ark Realty Holdings, LLC and Skyline Healthcare LLC
Incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed on October 11, 2016
2.4
Letter Agreement, dated September 29, 2016, by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Little Ark Realty Holdings, LLC and Skyline Healthcare LLC
Incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed on October 11, 2016
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 13, 2015

3.9	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on May 28, 2015	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015
3.10	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on December 11, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2015
3.11	Amendment No. 2 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 14, 2015
4.1	Specimen Common Stock Certificate of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
4.2*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.8	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)
4.9	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.10
Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015
Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.11	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008
4.12	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.13	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.14	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
4.15	Amendment to Subordinated Convertible Note Issued March 31, 2015, dated July 30, 2015, by and between AdCare Health Systems, Inc., and Cantone Asset Management, LLC and Cantone Research, Inc.	Incorporated by reference to Exhibit 10.105 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

10.1	Master Sublease Agreement, dated June 18, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.2	Promissory Note, dated July 6, 2016, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc., in the amount of $1,000,000	Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.3	Security Agreement, dated July 6, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.4	Promissory Note, dated September 30, 2016, issued by JS Highland Holdings LLC in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 11, 2016
10.5	Guaranty Agreement, dated September 30, 2016, executed by Joseph Schwartz and Roselyn Schwartz in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 11, 2016
10.6
Subordination and Standstill Agreement, dated September 26, 2016, by and between AdCare Health Systems, Inc. and The PrivateBank and Trust Company, as agent for the Operator Loan Lenders (as defined therein) and the Owner Loan Lenders (as defined therein)
Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on October 11, 2016
10.7	Second Amendment to Second Amended and Restated Note, dated November 10, 2016, by and between Christopher F. Brogdon and AdCare Health Systems, Inc.	Filed herewith
10.8	First Amendment to Promissory Note, dated September 19, 2016, by and between QC Property Holdings, LLC, and Congressional Bank.	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Deficit for the nine months ended September 30, 2016 (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.
Filed herewith
* Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	November 14, 2016	/s/ William McBride III
William McBride III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2016	/s/ Allan J. Rimland
Allan J. Rimland
President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date:	November 14, 2016	/s/ E. Clinton Cain
E. Clinton Cain
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)