Form 10-K
period 2016-12-31
ADCARE HEALTH SYSTEMS, INC
filed 2017-04-17
CIK 1004724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 001-33135

AdCare Health Systems, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	31-1332119 (I.R.S. Employer Identification No.)
454 Satellite Boulevard NW, Suite 100, Suwanee, GA (Address of principal executive offices)	30024-7191 (Zip Code)

Registrant's telephone number including area code (678) 869-5116

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NYSE MKT
10.875% Series A Cumulative Redeemable Preferred Stock, no par value	NYSE MKT

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of AdCare Health Systems, Inc. common stock held by non-affiliates as of June 30, 2016, the last business day of AdCare Health Systems Inc's most recently completed second fiscal quarter, was $36,685,983. The number of shares of AdCare Health Systems, Inc., common stock, no par value, outstanding as of April 17, 2017, was 19,813,499.

Table of Contents

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

PART I.
Item 1.    Business
Overview
AdCare Health Systems, Inc. (“AdCare”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2016, the Company owned, leased, or managed for third parties 29 facilities primarily in the Southeast. The Company’s facilities provide a range of healthcare and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

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
Historically, the Company’s business has focused primarily on owning and operating skilled nursing facilities and managing such facilities for unaffiliated owners with whom the Company has management contracts. In July 2014, AdCare's Board of Directors (the "Board" or "Board of Directors") approved and commenced a strategic plan to transition the Company from an operator of healthcare facilities to a healthcare property holding and leasing company (the "Transition"). To effect the Transition, the Company: (i)  leased to third-party operators all of the healthcare properties which the Company owns and previously operated; (ii) subleased to third-party operators all of the healthcare properties which the Company leases (but does not own) and previously operated; and (iii) retained a management agreement to manage two skilled nursing facilities and one independent living facility for third parties. The Transition was completed in December 2015 and, as a result, the Company now has many of the characteristics of a REIT and is focused on the ownership, acquisition and leasing of healthcare properties.
On February 13, 2017, Regional Health Properties, Inc. (“RHE”), a wholly owned subsidiary of AdCare, filed a registration statement on Form S-4 with the SEC in connection with the proposed merger of AdCare with and into RHE. We are proposing to reorganize our corporate structure by merging with and into RHE in order to ensure the effective adoption of certain charter provisions restricting the ownership and transfer of the common stock, subject to approval by the holders of the common stock. The effective adoption of these ownership and transfer restrictions will serve two purposes. First, it will position AdCare to regain compliance with certain NYSE MKT continued listing standards regarding stockholders’ equity. Second, if the Board determines for any future taxable year, after further consideration and evaluation, that qualifying for and electing status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”), would be in the best interests of AdCare and its shareholders, then the ownership and transfer restrictions will better position the Company to comply with certain of the U.S. federal income tax rules applicable to REITs under the Code to the extent such rules relate to the common stock. The registration statement filed by RHE with the SEC also serves as a preliminary proxy statement for AdCare and provides information regarding the proposed merger and the shareholder meeting at which shareholders of the common stock of AdCare will be given an opportunity to vote on the merger.
Our principal executive offices are located at 454 Satellite Boulevard NW, Suite 100, Suwanee, GA 30024, and our telephone number is (678) 869-5116. We maintain a website at www.adcarehealth.com. The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.
Portfolio of Healthcare Investments

As of December 31, 2016, our portfolio consisted of 27 skilled nursing facilities, one assisted living facility, and one independent living facility. Skilled nursing facilities provide daily nursing care, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance with activities in daily living. A typical skilled nursing facility includes mostly two bed units, each equipped with a private or shared bathroom and community dining facilities. Assisted living facilities provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. Assisted living facilities typically are comprised of one and two bedroom suites equipped with private bathrooms and efficiency kitchens. Independent living facilities are similar to assisted living facilities but typically provide fewer personal care services.

Our leases generally have initial terms of ten to fifteen years with one or more renewal options. The leases are “triple-net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the properties. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. All of our leases contain annual escalators in rent payments. Leases typically contain cross renewal and shared security deposit provisions with other leases of tenants affiliated with the same operator. Leases are also typically backed by other collateral such as security deposits, machinery, equipment, furnishings and other personal property.
The following table provides summary information regarding the number of facilities and related operational beds/units by state and property type as of December 31, 2016:

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

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of December 31, 2016:

Operator Affiliation	Number of Facilities (1)	Beds / Units
Beacon Health Management	7	585
C.R. Management	7	830
Wellington Health Services	4	641
Peach Health Group	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	26	2,791
AdCare Managed	3	332
Total	29	3,123
(1) Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.

Acquisitions, Dispositions, and Leasing Transactions
Acquisitions. The Company did not complete any acquisitions during the two years ended December 31, 2016.

Dispositions. On July 1, 2015, the Company sold its Bentonville Manor Nursing Home, an 83-bed skilled nursing facility located in Bentonville, Arkansas, for approximately $3.4 million. Net proceeds were used to repay certain mortgage indebtedness with respect to the facility.

On October 30, 2015, the Company sold its Companions Specialized Care Center, a 121-bed skilled nursing facility located in Tulsa, Oklahoma, for approximately $3.5 million. Net proceeds were used to repay certain mortgage indebtedness with respect to the facility.

On November 20, 2015, Riverchase Village ADK, LLC (“Riverchase”) completed the sale of the Riverchase Village facility, a 125-unit assisted living facility located in Hoover, Alabama, for a purchase price of $6.9 million. Until the sale of the Riverchase Village facility, Riverchase was a consolidating variable interest entity of the Company. Riverchase financed its acquisition of the Riverchase Village facility using the proceeds of revenue bonds issued by the Medical Clinic Board of the City of Hoover (the “Riverchase Bonds”), as to which the Company was a guarantor. In connection with the sale of the Riverchase Village facility, the Riverchase Bonds were repaid in full, and AdCare was released from its guaranty.
On October 6, 2016, nine wholly-owned subsidiaries of the Company completed the sale of nine facilities located in Arkansas, together with substantially all of the fixtures, equipment, furniture and other assets relating to such facilities (the “Arkansas Facilities”), to an affiliate of Skyline Healthcare LLC (“Skyline”), pursuant to a Purchase and Sale Agreement, dated May 10, 2016, as subsequently amended. The aggregate purchase price for the Arkansas Facilities was $55 million, which consisted of cash consideration of $52.0 million and a promissory note maturing March 31, 2022 with a principal amount of $3 million. The Company realized net proceeds of approximately $20.0 million (excluding the promissory note in the amount of $3.0 million) after repayment of certain mortgage indebtedness with respect to the Arkansas Facilities.

The Arkansas Facilities consist of:

•	River Valley Health and Rehabilitation Center, a 129-bed skilled nursing facility located in Fort Smith, Arkansas;

•	Heritage Park Nursing Center, a 110-bed skilled nursing facility located in Rogers, Arkansas;

•	Homestead Manor Nursing Home, a 104-bed skilled nursing facility located in Stamps, Arkansas;

•	Stone County Nursing and Rehabilitation Center, a 97-bed skilled nursing facility located in Mountain View, Arkansas;

•	Stone County Residential Care Center, a 32-bed assisted living facility located in Mountain View, Arkansas;

•	Northridge Health Care, a 140-bed skilled nursing facility located in North Little Rock, Arkansas;

•	Little Rock Health & Rehabilitation ("West Markham"), a 154-bed skilled nursing facility located in Little Rock, Arkansas;

•	Woodland Hills Health & Rehabilitation, a 140-bed skilled nursing facility located in Little Rock, Arkansas; and

•	Cumberland Health & Rehabilitation Center, a 120-bed skilled nursing facility located in Little Rock, Arkansas.

Bed numbers above refer to the number of licensed beds.

Leasing Transactions. During the two years ended December 31, 2016, the Company leased or subleased, as applicable, to tenants:

Operations
Facility Name	State	Owned / Leased	Disposition Type	Disposition Date
2015
College Park	GA	Owned	Lease	4/1/2015
LaGrange	GA	Leased	Sublease	4/1/2015
Sumter Valley	SC	Owned	Lease	4/1/2015
Georgetown	SC	Owned	Lease	4/1/2015
Powder Springs	GA	Leased	Sublease	4/1/2015
Tara	GA	Leased	Sublease	4/1/2015
Heritage Park	AR	Owned	Lease	5/1/2015
Homestead Manor	AR	Owned	Lease	5/1/2015
Stone County SNF	AR	Owned	Lease	5/1/2015
Stone County ALF	AR	Owned	Lease	5/1/2015
Northridge	AR	Owned	Lease	5/1/2015
West Markham	AR	Owned	Lease	5/1/2015
Woodland Hills	AR	Owned	Lease	5/1/2015
Cumberland	AR	Owned	Lease	5/1/2015
Mountain Trace	NC	Owned	Lease	6/1/2015
Glenvue	GA	Owned	Lease	7/1/2015
Hearth & Care of Greenfield	OH	Owned	Lease	8/1/2015
The Pavilion Care Center	OH	Owned	Lease	8/1/2015
Eaglewood ALF	OH	Owned	Lease	8/1/2015
Eaglewood Care Center	OH	Owned	Lease	8/1/2015
Covington Care Center	OH	Leased	Sublease	8/1/2015
Bonterra	GA	Leased	Sublease	9/1/2015
Parkview	GA	Leased	Sublease	9/1/2015
Autumn Breeze	GA	Owned	Lease	9/30/2015
River Valley	AR	Owned	Lease	11/1/2015
Quail Creek	OK	Owned	Lease	12/31/2015
Northwest	OK	Owned	Lease	12/31/2015

On February 3, 2016, the Company terminated the separate sublease agreements for the Arkansas Facilities (the “Aria Subleases”) with affiliates of Aria Health Group, LLC (“Aria”) and entered into leases with affiliates of Skyline, pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”), which commenced on April 1, 2016. On October 6, 2016, the Company sold the Arkansas Facilities to Little Ark Realty Holdings, LLC, an affiliate of Skyline.

On June 18, 2016, a subsidiary of the Company, entered into a new master sublease agreement (the “Peach Health Sublease”) with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”), providing that Peach Health Sublessee would take possession of the facilities (the “Peach Facilities”) subleased to affiliates of New Beginnings Care, LLC (“New Beginnings”). The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”). The Peach Health Sublease became effective for the Jeffersonville Facility, on June 18, 2016 and for the Savannah Beach and Oceanside Facilities on July, 13, 2016.
Industry Trends
The skilled nursing segment of the long-term care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost containment measures that encourage the treatment of patients in more cost effective settings, such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher acuity patients than in the past.
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
We believe the skilled nursing industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing care services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more seniors are looking for alternatives outside their own family for their care.
Competitive Strengths

We believe we possess the following competitive strengths:

Long-Term, Triple-Net Lease Structure. All of our real estate properties are leased under triple-net operating leases with initial terms generally ranging from ten to fifteen years pursuant to which the tenants are responsible for all facility maintenance, insurance and taxes, and utilities. As of December 31, 2016, the leases had an average remaining initial term of approximately 10 years. In addition, the average rent escalator is approximately 2.5%. We also typically receive additional security under these leases in the form of security deposits from the lessee and guarantees from the parent or other related entities of the lessee.

Operator/Tenant Diversification. Our 29 properties (including the three facilities that are managed by us) are operated by a total of 29 separate tenants, with each of our tenants being affiliated with one of six local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between two and seven of our facilities, with our most significant operators, C.R Management and Beacon Health Management, each operating (through a group of affiliated tenants) seven facilities, or 24% of the total number of our facilities. We believe that our tenant diversification should limit the effect of any operator’s financial or operating performance decline on our overall performance.

Geographically Diverse Property Portfolio. Our portfolio of 29 properties, comprising 3,123 beds/units, is diversified across six states. Our properties in any one state did not account for more than 53% of our total beds/units as of December 31, 2016. Properties in our largest state, Georgia, are geographically dispersed throughout the state. We believe this geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

Business Strategy

Our business strategy primarily is focused on investing capital in our current portfolio and growing our portfolio through the acquisition of skilled nursing and other healthcare facilities. More specifically, we seek to:
Focus on Senior Housing Segment. We intend to continue to focus our investment program on senior housing, primarily the skilled nursing facility segment of the long-term care continuum. We have historically been focused on senior housing, and senior management has operating and financial experience and a significant number of relationships in the long-term care industry. In addition, we believe investing in the sector best meets our investing criteria.
Invest Capital in Our Current Portfolio. We intend to continue to support our operators by providing capital to them for a variety of purposes, including facility modernization and potentially replacing or renovating facilities in our portfolio that may have become less competitive. We expect to structure these investments as either lease amendments that produce additional rent or as loans that are repaid by operators during the applicable lease term. We believe such projects will provide an attractive return on capital and improve the underlying performance of facility operations.
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
Resolve Legacy Professional and General Liability Claims. As a result of the Transition (which was completed in December 2015), the Company no longer operates skilled nursing facilities. The Company, however, continues to be subject to certain pending professional and general liability actions with respect to the time it operated skilled nursing facilities, including claims that the services the Company provided while an operator resulted in the injury or death of patients and claims related to professional and general negligence, employment, staffing requirements and commercial matters. Management is committed to resolving pending claims.
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
Allowances. We assess the collectibility of our rent receivables, including straight-line rent receivables. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including payment history, the financial strength of the tenant, the value of the underlying collateral, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, then we provide a reserve against the portion of the receivable that we estimate may not be recovered. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments, then we provide a reserve against the recognized straight-line rent receivable asset for the portion that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, then we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Accounts receivable, net totaled $2.4 million at December 31, 2016 compared to $8.8 million at December 31, 2015, of which $0.9 million and $8.0 million, respectively, related to patient care receivables from our legacy operations.
At December 31, 2016, we allowed for approximately $7.5 million on approximately $8.4 million of gross patient care related receivables. Allowance for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations.

Government Regulation

Healthcare Regulation. Our tenants are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certain certificate of need requirements ("CON"), government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, data privacy and security, and other laws and regulations governing the operation of healthcare facilities. We expect that the healthcare industry will, in general, continue to face increased regulation and pressure in these areas. The applicable rules are wide-ranging and can subject our tenants to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by tenants, operators and managers can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors” in this document.
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
In addition, many of our skilled nursing facilities are subject to state CON laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict a tenant’s ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the tenant’s revenues and, in turn, its ability to make rental payments under and otherwise comply with the terms of our leases. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a property operator who is excluded from participating in a federal or state healthcare program (as discussed below), our ability to replace the operator may be affected by a particular state’s CON laws, regulations, and applicable guidance governing changes in provider control.
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
Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are also subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Long-term/post-acute care facilities are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Private enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees, and competitors. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages and a civil penalty of up to $11,000 per claim.

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
Other legislative developments, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), have greatly expanded the definition of healthcare fraud and related offenses and broadened its scope to include private healthcare plans in addition to government payors. Congress also has greatly increased funding for the Department of Justice, Federal Bureau of Investigation and The Office of the Inspector General ("OIG") to audit, investigate and prosecute suspected healthcare fraud. Moreover, a significant portion of the billions in healthcare fraud recoveries over the past several years has also been returned to government agencies to further fund their fraud investigation and prosecution efforts.
Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, healthcare providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the Department of Health and Human Services ("HHS") Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. The U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) issued an interim Final Rule which conformed HIPAA enforcement regulations to HITECH, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. Additionally, on January 17, 2013, CMS released an omnibus final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws. The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. This rule also modified the standard for when a breach of unsecured personally identifiable health information must be reported. Some covered entities have entered into settlement agreements with HHS for allegedly failing to adopt policies and procedures sufficient to implement the breach notification provisions in the HITECH Act. Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. HIPAA violations are also potentially subject to criminal penalties.
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
Also with respect to HIPAA, in September, 2015, OIG issued two reports calling for better privacy oversight of covered entities by the CMS Office for Civil Rights (“OCR”). The first report, titled “OCR Should Strengthen its Oversight of Covered Entities’ Compliance with the HIPAA Privacy Standards,” found that OCR’s oversight is primarily reactive, as OCR has not fully implemented the required audit program to proactively assess possible noncompliance from covered entities. OIG recommended, among other things, that OCR fully implement a permanent audit program and develop a policy requiring OCR staff to check whether covered entities had previously been investigated for noncompliance. The second report, titled “OCR Should Strengthen its Follow-up of Breaches of Patient Information Reported by Covered Entities,” found that (1) OCR did not record corrective action information for 23% of closed “large-breach” cases in which it made determinations of noncompliance, and (2) OCR did not record “small-breach” information in its case-tracking system, which limits its ability to track and identify covered entities with multiple small breaches. OIG recommended, among other things, that OCR enter small-breach information into its case-tracking system and maintain complete documentation of corrective actions taken. OCR agreed with OIG’s recommendations in both reports. If followed, these reports and recommendations may impact our tenants.
More recently with respect to HIPAA, OCR announced on March 21, 2016, that it has begun a new phase of audits of covered entities and their business associates. OCR stated that it will review policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules.
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
Government Reimbursement

The majority of skilled nursing facilities’ reimbursement is through Medicare and Medicaid. These programs are often their largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place”, allowing senior citizens to stay longer in seniors housing communities, and diverting or delaying their admission into skilled nursing facilities. The potential risks that accompany these regulatory and market changes are discussed below.

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

•
Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. On July 16, 2015, CMS issued a proposed rule that, for the first time in nearly 25 years, would comprehensively update the skilled nursing facility (“SNF”) requirements for participation under Medicare and Medicaid. Among other things, the proposed rule addresses requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. We cannot accurately predict the effect the final rule will have on our tenants’ business once it is promulgated. Failure to obtain and maintain Medicare and Medicaid certification by our tenants would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our tenants’ profitability and cash flows which, in turn, could adversely affect their ability to satisfy their obligations to us. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our tenants’ operations. No assurance can be given that such reforms will not have a material adverse effect on our tenants or on their ability to fulfill their obligations to us.

•
As a result of the Healthcare Reform Law, and specifically Medicaid expansion and establishment of Health Insurance Exchanges providing subsidized health insurance, more Americans have health insurance. These newly-insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The Healthcare Reform Law remains controversial and continued attempts to repeal or reverse aspects of the law (see discussion in the section entitled

"Risk Factors" concerning a possible repeal of Healthcare Reform Law following the 2016 presidential election) could result in insured individuals losing coverage, and consequently foregoing services offered by provider tenants in medical buildings and other healthcare facilities. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Law but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion - and to forego funding for the Medicaid expansion - without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to pay for part of those additional costs beginning in 2017. We cannot predict whether other current or future efforts to repeal or amend the Healthcare Reform Law will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators or tenants and their ability to meet their obligations to us. We cannot predict whether the existing Healthcare Reform Law, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Healthcare Reform Law or future legislation, our revenue and operations may be adversely affected as well.

•
The CMS is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to capitated, value-based, and bundled payment approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly eight million Medicare beneficiaries now receive care via Accountable Care Organizations, and Medicare Advantage health plans now provide care for roughly seventeen million Medicare beneficiaries. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014 was enacted, which implements value-based purchasing for SNFs. Beginning in fiscal year 2019, 2% of SNF payments will be withheld and approximately 50% to 70% of the amount withheld will be paid to SNFs through value-based payments. SNFs began reporting the claims-based 30-Day All-Cause Readmission Measure on October 1, 2015 and will begin reporting a resource use measure by October 1, 2016. Both measures will be publicly available by October 1, 2017.

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

•
The majority of Medicare payments continue to be made through traditional Medicare Part A and Part B fee-for-service schedules. The Medicare and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015 (“MACRA”) addresses the risk of a Sustainable Growth Rate cut in Medicare payments for physician services. However, other annual Medicare payment regulations, particularly with respect to certain hospitals, skilled nursing care, and home health services have resulted in lower net pay increases than providers of those services have often expected. In addition, MACRA establishes a multi-year transition into pay-for-quality approaches for Medicare physicians and other providers. This will include payment reductions for providers who do not meet government quality standards. The implementation of pay-for-quality models is expected to produce funding disparities that could adversely impact some provider tenants in medical buildings and other healthcare properties.

•
Medicare reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System (“SNF PPS”). SNF PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins. On July 30, 2015, CMS released its final rule outlining the fiscal year 2016 Medicare payments for skilled nursing facilities, which began October 1, 2015. The 2016 final rule provided for an approximate 1.2% rate update. This estimated increase consisted of a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced 0.5% for a multifactor productivity adjustment required by the Healthcare Reform Law. CMS estimated the update would increase overall payments to skilled nursing facilities in fiscal year 2016 by $430 million compared to fiscal year 2015 levels.

•
In January 2016, the Medicare Payment Advisory Commission finalized its recommendations, among other things advising Congress to eliminate market basket updates for SNFs for fiscal years 2017 and 2018 and directing the Secretary of HHS to revise the SNF prospective payment system. The OIG has increased focus in recent years on billing practices by SNFs. In September 2015, OIG issued a report calling for reevaluation of the Medicare payment system for skilled nursing facilities. In particular, OIG found that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy, and that, under the current payment system, SNFs increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same. OIG determined that its findings demonstrated the need for CMS to reevaluate the Medicare SNF payment system, concluding that payment reform could save Medicare billions of dollars and encourage SNFs to provide services that are better aligned with beneficiaries’ care needs. OIG issued (1) its findings regarding the fiscal year 2015 Top Management and Performance Challenges Facing HHS and (2) the FY 2016 OIG Work Plan. Both cited SNF billing as an area that creates incentives for providers to bill more expensive care instead of the appropriate levels of care, requiring ongoing government monitoring and auditing for compliance. The OIG formulates a formal work plan each year for nursing centers. The OIG’s most recent work plan indicates that among other things, the OIG’s investigative and review focus in 2017 for nursing facilities will include complaint investigations by state agencies, unreported incidents of potential abuse and neglect, reimbursement, background checks, compliance with prospective payment requirements, and potentially avoidable hospitalizations. If followed, these reports and recommendations may impact our tenants. We cannot predict the likelihood, scope or outcome of any such investigations on our tenants.at these recommendations are implemented, they could impact our tenants.

•
On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independently worsened and antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS incorporates all of these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings.

•
On July 29, 2016, CMS released its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the final rule continue to shift Medicare payments from volume to value. CMS projects that aggregate payments to skilled nursing facilities will increase by a net 2.4% for fiscal year 2017. This estimated increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity adjustment required under Healthcare Reform Law. This final rule also further defines the skilled nursing facilities’ Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports. CMS projects that the update will increase overall payments to skilled nursing facilities in fiscal year 2017 by $920 million compared to fiscal year 2016 levels. The effect of the 2017 PPS rate update on our tenants’ revenues will be dependent upon their census and the mix of patients at the various PPS pay rates. In addition, we cannot predict how future changes may impact reimbursement rates under the SNF PPS system.

•
On July 29, 2016, CMS issued its final rule laying out the performance standards relating to preventable hospital readmissions from skilled nursing facilities. The final rule includes the skilled nursing facility (SNF) 30-day All Cause Readmission Measure, which assesses the risk-standardized rates of all-cause, all conditions, unplanned inpatient readmissions for Medicare fee-for-service patients of skilled nursing facilities within 30 days of discharge from admission to an inpatient prospective payment system (IPPS) hospital, critical access hospital (CAH), or psychiatric hospital. The final rule includes the SNF 30-Day Potentially Preventable Readmission Measure as the SNF all condition risk adjusted potentially preventable hospital readmission measure. This measure assesses the facility-level risk-standardized rate of unplanned, potentially preventable hospital readmissions for SNF patients within 30 days of discharge from a prior admission to an IPPS hospital, CAH, or psychiatric hospital. Hospital readmissions include readmissions to a short-stay acute-care hospital or CAH, with a diagnosis considered to be unplanned and potentially preventable.

•
On September 16, 2016, CMS issued its final rule concerning emergency preparedness requirements for Medicare and Medicaid participating providers, including long-term care facilities and intermediate care facilities for individuals with intellectual disabilities. The rule is designed to ensure providers and suppliers have comprehensive and integrated emergency policies and procedures in place, in particular during natural and man-made disasters. Under the rule, facilities are required to (i) document risk assessment and emergency planning, (ii) develop and implement policies and procedures based on that risk assessment, (iii) develop and maintain an emergency preparedness communication plan in compliance with both federal and state law, and (iv) develop and maintain an emergency-preparedness training and testing program. The regulations outlined in the final rule must be implemented by November 15, 2017. We cannot predict the impact of these regulations on our tenants.

We are neither an ongoing participant in, nor a direct recipient of, any reimbursement under these programs with respect to our facilities. However, a significant portion of the revenue of the healthcare operators to which we lease and sublease properties is derived from governmentally-funded reimbursement programs, and any adverse change in such programs could negatively impact an operator’s ability to meet its obligations to us.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2015 and 2016.
Employees

As of December 31, 2016, we had 19 employees of which 16 were full-time employees (excluding facility-level employees related to the Company's management services agreement for three facilities in Ohio).

Item 1A.    Risk Factors
The following are certain risk factors that could affect our business, operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. This section does not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock and our 10.875% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) could decline.

Risks Related to the Delisting of Our Securities
If we fail to meet all applicable continued listing requirements of the NYSE MKT and the NYSE MKT determines to delist the common stock and Series A Preferred Stock, the delisting could adversely affect the market liquidity of such securities, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.
On April 18, 2016, the Company received notice from NYSE Regulation, Inc. (“NYSE Regulation”) that it is not in compliance with certain NYSE MKT continued listing standards relating to stockholders’ equity. Specifically, the Company is not in compliance with Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if an issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if an issuer has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years) and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years) of the NYSE MKT Company Guide (Collectively, the “Stockholders’ Equity Continued Listing Standards”) because the Company reported a stockholders’ deficit of $23.8 million as of December 31, 2015 and net losses for the last five fiscal years.

As a result, the Company became subject to the procedures and requirements of Section 1009 of the NYSE MKT Company Guide and was required to submit a plan (a “Compliance Plan”) by May 18, 2016 describing the actions the Company has taken or will take to regain compliance with the Stockholders’ Equity Continued Listing Standards during the period ending October 18, 2017 (the “Plan Period”).The Company submitted a Compliance Plan by the May 18, 2016 deadline and was notified on June 2, 2016 that the NYSE Regulation had accepted the Compliance Plan.
During the Plan Period, the Company is subject to periodic review by NYSE MKT, and the common stock and Series A Preferred Stock will continue to be listed on the NYSE MKT pursuant to an extension granted by NYSE Regulation. If the Company is not in compliance with Stockholders’ Equity Continued Listing Standards by October 18, 2017, or if the Company does not make progress consistent with its Compliance Plan during the Plan Period, then NYSE Regulation will initiate delisting proceedings.
If the common stock and Series A Preferred Stock are delisted from the NYSE MKT, such securities may trade in the over-the-counter market. If our securities were to trade on the over-the-counter market, selling the common stock and Series A Preferred Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event the common stock and Series A Preferred Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in such securities, further limiting the liquidity of the common stock and Series A Preferred Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from the NYSE MKT and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments.
In addition, if the Company fails for 180 or more consecutive days to maintain a listing of the Series A Preferred Stock on a national exchange, then: (i) the annual dividend rate on the Series A Preferred Stock will be increased from 10.875% per annum to 12.875% per annum on the 181st day; and (ii) the holders of the Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on the Board. Such increased dividend rate and voting rights will continue for so long as the Series A Preferred Stock is not listed on a national exchange.

Risks Related to Our Business
If we are unable to resolve our professional and general liability actions on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation.
The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to former patients. Although the Company settles cases from time to time if settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable and there is risk in the Company's strategy of aggressively defending these cases. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition.
The Company is a defendant in 44 professional and general liability actions commenced on behalf of former patients, of which 28 cases were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in a purported class action lawsuit against the Company previously disclosed as the Amy Cleveland Class Action which settled in December 2015. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Three of the pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage.
The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with its Transition. The Company has established a self-insurance reserve for estimated costs associated with its professional liability claims, included within “Accrued expenses and other” in the Company’s audited consolidated balance sheets, of $0.2 million and $6.9 million at December 31, 2015, and December 31, 2016, respectively. See Note 15 - Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.” Also see “Critical Accounting Policies - Self Insurance Reserve” and “ Liquidity and Capital Resources - Cash Requirements” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company currently believes that most of these actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions accordingly.
The amount of the self-insurance reserve may not be sufficient to cover the legal costs actually incurred in litigating the pending actions, and the amount of the self-insurance reserve may increase, perhaps by a material amount, in any given period, particularly if the Company determines that it has probable exposure in one or more actions. If we are unable to resolve the pending actions on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operations.
We have a history of operating losses and may incur losses in the future.
For the year ended December 31, 2016, the Company had a net loss of $7.5 million compared to a net loss of $23.5 million for the year ended December 31, 2015. We make no assurances that we will be able to operate profitably. As of December 31, 2016, we have a working capital deficit of approximately $4.8 million.

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

We depend on affiliates of C.R Management and Beacon Health Management for a significant portion of our revenues and any inability or unwillingness by such entities to satisfy their obligations to us could have a material adverse effect on us.
Our 29 properties (including the three facilities that are managed by us) are operated by a total of 29 separate tenants, with each of our tenants being affiliated with one of six local or regionally-focused operators. Each of our operators operate (through a group of affiliated tenants) between two and seven of our facilities, with our most significant operators C.R Management and Beacon Health Management, each operating (through a group of affiliated tenants) seven facilities, or 24% of the total number of our facilities. We accordingly depend on our tenants who are affiliated C.R Management and Beacon Health Management for a significant portion of our revenues. Because our leases and subleases with our tenants who are affiliated with C.R Management and Beacon Health Management are on a triple-net basis, we also depend on such tenants to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased and subleased properties. We cannot assure you that the tenants affiliated with C.R Management and Beacon Health Management will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.
A prolonged economic slowdown could adversely impact the results of operations of our tenants, which could impair their ability to meet their obligations to us.
We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the most recent recession) due to the adverse impact caused by various factors, including inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment caused by an economic slowdown or recession could have an adverse impact on the ability of our tenants to maintain occupancy rates, which could harm their financial condition. Any sustained period of increased payment delinquencies, foreclosures or losses by our tenants could adversely affect our income from investments in our portfolio.
Increased competition, as well as increased operating costs, could result in lower revenues for some of our tenants and may affect their ability to meet their obligations to us.
The long-term care industry is highly competitive, and we expect that it will become more competitive in the future. Our tenants are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Our tenants compete on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas. We cannot be certain that the tenants of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Our tenants may encounter increased competition in the future that could limit their ability to attract patients or residents or expand their businesses and, therefore, affect their ability to make their lease payments.
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
We are exposed to the risk that a distressed tenant may not be able to meet its obligations to us or other third parties. This risk is heightened during a period of economic or political instability. We are also exposed to increased risk in situations where we lease multiple properties to a single tenant (or affiliated tenants) under a master lease, as a tenant failure or default could reduce or eliminate rental revenue from multiple properties. If tenants are unable to comply with the terms of their leases, then we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third-party managers to operate the property or sell the property. There is no assurance that we would be able to lease a property on substantially equivalent or better terms than the prior lease, or at all, find another qualified tenant, successfully reposition the property for other uses or sell the property on terms that are favorable to us. It may be more difficult to find a replacement tenant for a healthcare property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement tenant for a property, transfers of operations of skilled nursing facilities and assisted living facilities are subject to regulatory approvals not required for transfers of other types of commercial operations, which may affect our ability to successfully transition a property.
If any lease expires or is terminated, then we could be responsible for all of the operating expenses for that property until it is leased again or sold. If a significant number of our properties are unleased, then our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. Furthermore, to the extent we operate such property for an indeterminate amount of time, we would be subject to the various risks our tenants assume as operators and potentially fail to qualify as a REIT in any given year.
Although each of our lease agreements typically provides us with, or will provide us with, the right to terminate, evict a tenant, foreclose on our collateral, demand immediate payment and exercise other remedies upon the bankruptcy or insolvency of a tenant, the law relating to bankruptcy as codified and enacted as Title 11 of the United States Code (the "Bankruptcy Code") would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and to pursue other remedies against a bankrupt tenant. A bankruptcy filing by one of our tenants would typically prevent us from collecting unpaid pre-bankruptcy rents or evicting the tenant absent approval of the bankruptcy court. The Bankruptcy Code provides a tenant with the option to assume or reject an unexpired lease within certain specified periods of time. Generally, a lessee is required to pay all rent that becomes payable between the date of its bankruptcy filing and the date of the assumption or rejection of the lease (although such payments will likely be delayed as a result of the bankruptcy filing). Any tenant that chooses to assume its lease with us must cure all monetary defaults existing under the lease (including payment of unpaid pre-bankruptcy rents) and provide adequate assurance of its ability to perform its future obligations under the lease. Any tenant that opts to reject its lease with us would face a claim by us for unpaid and future rents payable under the lease, but such claim would be subject to a statutory “cap” and would generally result in a recovery substantially less than the face value of such claim. Although the tenant’s rejection of the lease would permit us to recover possession of the leased facility, we would likely face losses, costs and delays associated with re-leasing the facility to a new tenant.
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
In 2016, New Beginnings and its affiliates (including a former tenant of the Company), who operated the Oceanside Facility, the Savannah Beach Facility and the Jeffersonville Facility, filed petitions to reorganize their finances under the Bankruptcy Code. We give no assurance that our current tenants will not undergo bankruptcy, insolvency or financial deterioration that could have a material adverse effect our business, financial condition and results of operations.

If we must replace any of our tenants, we might be unable to rent the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
We cannot predict whether our tenants will renew existing leases beyond their current term. If any of our triple-net leases are not renewed, we would attempt to rent those properties to another tenant. In addition, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacements or entering into leases or other arrangements with new tenants on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate and bed taxes, and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant, which could have a material adverse effect on us.
In the event of non-renewal or a tenant default, our ability to reposition our properties with a suitable replacement tenant could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Our ability to locate and attract suitable replacement tenants also could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us.
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
As is typical in the long term care industry, our tenants may be subject to claims for damages relating to the services that they provide. We give no assurance that the insurance coverage maintained by our tenants will cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability. As a result, our tenants doing business in these states may be liable for punitive damage awards that are either not covered by their insurance or are in excess of their insurance policy limits.
We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. The OIG, the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing centers. The OIG’s most recent work plan indicates that, among other things, the OIG’s investigative and review focus in 2017 for nursing facilities will include complaint investigations by state agencies, unreported incidents of potential abuse and neglect, reimbursement, background checks, compliance with prospective payment requirements, and potentially avoidable hospitalizations. We cannot predict the likelihood, scope or outcome of any such investigations and reviews with respect to our facilities or our tenants. Insurance is not available to our tenants to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, then such tenant could be exposed to substantial additional liabilities. Such liabilities could adversely affect a tenant’s ability to meet its obligations to us.
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
The amount and scope of insurance coverage provided by policies maintained by our tenants may not adequately insure against losses.
We maintain or require in our leases that our tenants maintain all applicable lines of insurance on our properties and their operations. Although we regularly review the amount and scope of insurance maintained by our tenants and believe the coverage provided to be customary for similarly situated companies in our industry, we cannot assure you that our tenants will continue to be able to maintain adequate levels of insurance. We also cannot assure you that our tenants will maintain the required coverages, that we will continue to require the same levels of insurance under our leases, that such insurance will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we make any guaranty as to the future financial viability of the insurers that underwrite the policies maintained by our tenants.
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

•
Healthcare Reform. The Healthcare Reform Law, which was signed into law in March 2010, represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and affects reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways. Among other things, the Healthcare Reform Law expands Medicaid eligibility, requires most individuals to have health insurance, establishes new regulations for health plans, creates health insurance exchanges, and modifies certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. We cannot accurately predict the impact of the Healthcare Reform Law on our tenants or their ability to meet their obligations to us.

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

•
Quality of Care Initiatives. CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our tenants. Any unsatisfactory rating of our tenants under any rating system promulgated by the CMS could result in the loss of patients or residents or lower reimbursement rates, which could adversely impact their revenues and our business.

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
If our tenants fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants also could face increased costs related to healthcare regulation, such as the Healthcare Reform Law, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a material adverse effect on us.
The impact of healthcare reform legislation on our tenants cannot be accurately predicted.
The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. Notably, the Healthcare Reform Law resulted in expanded health care coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the U.S. health care system. To help fund this expansion, the Healthcare Reform Law outlines certain reductions in Medicare reimbursements for various health care providers, including skilled nursing facilities, as well as certain other changes to Medicare payment methodologies.
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
This comprehensive health care legislation has resulted and will continue to result in extensive rulemaking by regulatory authorities, and also may be altered or amended. It is difficult to predict the full impact of the Healthcare Reform Law due to the complexity of the law and implementing regulations, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. We also cannot accurately predict whether any new or pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants’ business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our tenants and the manner in which they are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on their business and therefore on our business. The provisions of the legislation and other regulations implementing the provisions of the Healthcare Reform Law may increase our tenants’ costs or otherwise adversely affect the financial condition of our tenants, thereby negatively impacting their ability to meet their obligations to us.
Other legislative changes have been proposed and adopted since the Healthcare Reform Law was enacted that also may impact our business. For instance, on April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which, among other things, requires CMS to measure, track, and publish readmission rates of skilled nursing facilities by 2017 and implement a value-based purchasing program for skilled nursing facilities (the “SNF VBP Program”) by October 1, 2018. The SNF VBP Program will increase Medicare reimbursement rates for skilled nursing facilities that achieve certain levels of quality performance measures to be developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program will be funded by reducing Medicare payment for all skilled nursing facilities by 2% and redistributing up to 70% of those funds to high-performing skilled nursing facilities. If Medicare reimbursement provided to our tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.

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
The Healthcare Reform Law provides those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states to elect not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early February 2016, roughly half of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants. While the federal government will pay for approximately 100% of those additional costs from 2014 through 2016, states will be expected to pay for part of those additional costs beginning in 2017. In light of this, at least one state that has passed legislation to allow the state to expand its Medicaid coverage has included sunset provisions in the legislation that require that the expanded benefits be reduced or eliminated if the federal government’s funding for the program is decreased or eliminated, permitting the state to re-visit the issue once it begins to share financial responsibility for the expansion. With increasingly strained budgets, it is unclear how states that do not include such sunset provisions will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams.
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
A repeal of the Healthcare Reform Law, in whole or in part, may have unforeseen consequences.
It is possible that following the inauguration of President Trump, which occurred on January 20, 2017, legislation will be introduced and passed by the Republican-controlled Congress repealing the Healthcare Reform Law in whole or in part and signed into law by President Trump, consistent with statements made by him during his presidential campaign indicating his intention to do so within a short time following his inauguration. It is also possible that this may be accomplished in part through the issuance of presidential executive orders. Because of the continued uncertainty about the implementation of the Healthcare Reform Law, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the Healthcare Reform Law or its repeal on our tenants and, thus, their ability to meet their obligations to us. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislative or policy changes or implementations affecting additional fundamental changes in the healthcare delivery system. We cannot provide assurances as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislative or policy changes on our tenants and, thus, their ability to meet their obligations to us.

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
Real estate investments are relatively illiquid and generally cannot be sold quickly. In addition, all of our owned healthcare properties serve as collateral for our secured debt obligations and may not be readily sold. Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. For example, all of our healthcare properties are “special purpose” properties that cannot be readily converted into general residential, retail or office use. In addition, transfers of operations of skilled nursing facilities, assisted living facilities and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our healthcare properties becomes unprofitable due to competition, age of improvements or other factors such that a tenant becomes unable to meet its obligations to us, then the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. Furthermore, the receipt of liquidation proceeds or the replacement of a tenant that has defaulted on its lease could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the tenant with a new tenant licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our revenues would be adversely affected.

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
The geographic concentration of our facilities could leave us vulnerable to an economic downturn or adverse regulatory changes in those areas.
Our properties are located in six states, with concentrations in Georgia and Ohio. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
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
Our directors and officers beneficially own a significant number of shares of our outstanding common stock. Therefore, our directors and officers will be able to influence major corporate actions required to be voted on by shareholders, such as the election of directors, the amendment of our charter documents and the approval of significant corporate transactions such as mergers, reorganizations, sales of substantially all of our assets and liquidation. Furthermore, our directors will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interests.

Risks Related to Our Capital Structure

We have substantial indebtedness, which may have a material adverse effect on our business and financial condition.

As of December 31, 2016, we had approximately $80.0 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•
require us to dedicate a substantial portion of cash flows from operations to interest and principal payments on outstanding debt, thereby limiting the availability of cash flow for dividends and other general corporate purposes;

•	require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;

•	make it more difficult for us to satisfy our financial obligations;

•	expose us to increases in interest rates for our variable rate debt;

•	limit our ability to borrow additional funds on favorable terms, or at all, for working capital, debt service requirements, expansion of our business or other general corporate purposes;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms, or at all;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	limit our ability to make acquisitions or take advantage of business opportunities as they arise;

•	place us at a competitive disadvantage compared with our competitors that have less debt; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our debt agreements. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness.

We may not have sufficient liquidity to meet our capital needs.

For the year ended and as of December 31, 2016, we had a net loss of $7.5 million and negative working capital of $4.8 million. At December 31, 2016, we had $14.0 million in cash and cash equivalents, as well as restricted cash of $5.5 million, and $80.0 million in indebtedness, including current maturities of $13.2 million.

We continue to undertake measures to further streamline our operations and cost infrastructure in connection with our new business model, including: (i) refinancing indebtedness to reduce interest costs and mandatory principal repayments; and (ii) reducing general and administrative expenses.
Management anticipates both access to and receipt of several sources of liquidity, including cash from operations and cash on hand. We have routine ongoing discussions with existing and potential new lenders to refinance current debt on a longer-term basis and, in recent periods, have refinanced short-term acquisition-related debt with traditional long-term mortgage notes, some of which have been executed under government guaranteed lending programs. We have been successful in recent years in raising new equity capital and believe, based on recent discussions, that these markets will continue to be available to us for raising capital in 2017 and beyond.
In order to satisfy the Company’s capital needs, the Company seeks to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt or equity securities; and (iii) increase operating cash flows through acquisitions. The Company anticipates that these actions, if successful, will provide the opportunity to maintain its liquidity, thereby permitting the Company to better meet its operating and financing obligations. However, there is no guarantee that such actions will be successful. Management’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and Series A Preferred Stock on the NYSE MKT.
We rely on external sources of capital to fund our capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing debt commitments.
We rely on external sources of capital, including private or public offerings of debt or equity, the assumption of secured indebtedness, or mortgage financing on a portion of our owned portfolio. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business or to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors over which we have little or no control, including the performance of the national and global economies generally; competition in the healthcare industry; issues facing the healthcare industry, including regulations and government reimbursement policies; our tenants’ operating costs; the market’s perception of our growth potential; the market value of our properties; our current and potential future earnings and cash dividends; on its common stock and preferred stock, if any; and the market price of the shares of our capital stock. We may not be in a position to take advantage of future investment opportunities if we are unable to access capital markets on a timely basis or are only able to obtain financing on unfavorable terms.
In particular, we are subject to risks associated with debt financing, which could negatively impact our business and limit our ability to pay dividends to our shareholders and to repay maturing indebtedness. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient to repay our maturing indebtedness. Furthermore, if we have to pay higher interest rates in connection with a refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability. Moreover, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to our shareholders, including affecting our ability to obtain additional financing in the future, and making us more vulnerable to a downturn in our results of operations or the economy in general.
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
Economic conditions and turbulence in the credit markets may create challenges in securing indebtedness or refinancing our existing indebtedness.
Depressed economic conditions, the availability and cost of credit, turmoil in the mortgage market and depressed real estate markets have in the past contributed, and will in the future contribute, to increased volatility and diminished expectations for real estate markets and the economy as a whole. Significant market disruption and volatility could impact our ability to secure indebtedness or refinance our existing indebtedness.
We are subject to possible conflicts of interest; we have engaged in, and may in the future engage in, transactions with parties that may be considered related parties.
From time to time, we have engaged in various transactions with related parties including Christopher Brogdon, a former director and owner of greater than 5% of our outstanding common stock. See Item 13 - Certain Relationships and Related Transactions, and Director Independence - "Related Party Transactions".
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
The market price of our stock has fluctuated and may fluctuate significantly in the future, depending upon many factors, many of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our operating results;

•	changes in our financial condition, performance and prospects;

•	changes in general economic and market conditions and other external factors;

•	the market price of securities issued by other companies in our industry;

•	announcements by us or our competitors of significant acquisitions, dispositions, strategic partnerships or other transactions;

•	press releases or negative publicity relating to us or our competitors or relating to trends in healthcare;

•	government action or regulation, including changes in federal, state and local healthcare regulations to which our tenants are subject;

•	changes in financial estimates, our ability to meet those estimates, or recommendations by securities analysts with respect to us or our competitors; and

•	future sales of our common stock, our Series A Preferred Stock or another series of our preferred stock, or debt securities.
In addition, the market price of our Series A Preferred Stock also depends upon:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of our Series A Preferred Stock;

•	trading prices of preferred equity securities issued by other companies in our industry; and

•	the annual yield from distributions on our Series A Preferred Stock as compared to yields on other financial instruments.

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
We are a holding company, and we have no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to us so we may, among other things, pay dividends on our capital stock, if and to the extent declared by the Board. The ability of our subsidiaries to pay dividends and make other distributions to us depends on their earnings and may be restricted in the future by the terms of certain agreements governing their indebtedness. If our subsidiaries are in default under such agreements, then they may not pay dividends or make other distributions to us.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.
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

Item 2.    Properties
Operating Facilities
The following table provides summary information regarding our facilities leased and subleased to third parties as of December 31, 2016:

Facility Name	Beds/Units	Structure	Operator Affiliation (a)
Alabama
Attalla Health Care	182	Owned	C.R. Management
Coosa Valley Health Care	122	Owned	C.R. Management
Subtotal (2)	304
Georgia
Autumn Breeze	108	Owned	C.R. Management
Bonterra	115	Leased	Wellington Health Services
College Park	95	Owned	C.R. Management
Glenvue H&R	134	Owned	C.R. Management
Jeffersonville	117	Leased	Peach Health Group
LaGrange	137	Leased	C.R. Management
Lumber City	86	Leased	Beacon Health Management
Oceanside	85	Leased	Peach Health Group
Parkview Manor/Legacy	184	Leased	Wellington Health Services
Powder Springs	208	Leased	Wellington Health Services
Savannah Beach	50	Leased	Peach Health Group
Southland Healthcare	126	Owned	Beacon Health Management
Tara	134	Leased	Wellington Health Services
Thomasville N&R	52	Leased	C.R. Management
Subtotal (14)	1,631
North Carolina
Mountain Trace Rehab	106	Owned	Symmetry Healthcare
Subtotal (1)	106
Ohio
Covington Care	94	Leased	Beacon Health Management
Eaglewood ALF	80	Owned	Beacon Health Management
Eaglewood Care Center	99	Owned	Beacon Health Management
H&C of Greenfield	50	Owned	Beacon Health Management
Koester Pavilion	150	Managed	N/A
Spring Meade Health Center	99	Managed	N/A
Spring Meade Residence	83	Managed	N/A
The Pavilion Care Center	50	Owned	Beacon Health Management
Subtotal (8)	705
Oklahoma
NW Nursing Center	88	Owned	Southwest LTC
Quail Creek	109	Owned	Southwest LTC
Subtotal (2)	197
South Carolina
Georgetown Health	84	Owned	Symmetry Healthcare
Sumter Valley Nursing	96	Owned	Symmetry Healthcare
Subtotal (2)	180
Total - All Facilities (29)	3,123
(a)Indicates the operator with which the tenant of the facility is affiliated.

Our leases and subleases are generally on an individual facility basis with tenants that are separate legal entities affiliated with the above operators. See “Portfolio of Healthcare Investments ” included in Part I, Item 1, Business, of this Annual Report.
All facilities are skilled nursing facilities except for Eaglewood ALF which is an assisted living facility and Spring Meade Residence which is an independent living facility. Bed/units numbers refer to the number of operational beds.
For a detailed description of the Company's operating leases, please see Note 7 - Leases to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data".
For a detailed description of the Company's related mortgages payable for owned facilities, see Note 9 - Notes Payable and Other Debt to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data".

Portfolio Occupancy Rates
The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Occupancy (%)	82.3%	81.7%	82.6%	82.6%
(1)Excludes the nine Arkansas Facilities, which were sold on October 6, 2016, three Georgia facilities previously operated by affiliates of New Beginnings and three managed facilities for all periods presented.

Lease Expiration
The following table provides summary information regarding our lease expirations for the years shown:

		Operational Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2017 - 2023	—	—	—%	—	—%
2024	1	126	4.5%	965	4.1%
2025	12	1,206	43.3%	9,671	41.2%
2026	—	—	—%	—	—%
2027	8	869	31.1%	8,265	35.3%
Thereafter	5	590	21.1%	4,547	19.4%
Total	26	2,791	100.0%	23,448	100.0%
(1) Straight-line rent.

Corporate Office
Our corporate office is located in Suwanee, Georgia. We lease approximately 3,000 square feet of office space in the Suwanee, Georgia area with a term through June 2017 and sublease approximately 3,100 square feet of office space in the Atlanta, Georgia area with a term through September 2020, which we no longer occupy. The Atlanta office space has been subleased through the end of the lease term.
Item 3.    Legal Proceedings
The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable and there is risk in the Company's strategy of aggressively defending these cases. There is no assurance that the outcomes of these matters will not have a material adverse effect on the

Company’s financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described below under "Professional and General Liability Claims."
Ohio Attorney General Action. On October 27, 2016, the Ohio Attorney General (the "OAG") filed in the Court of Common Pleas, Franklin County, Ohio a complaint against The Pavilion Care Center, LLC, and Hearth & Home of Greenfield, LLC (each a subsidiary of the Company), and certain other parties (including parties for which the Company provides or provided management services). The lawsuit alleges that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleges that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG seeks, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 offering to settle its claims against the defendants for improper Medicaid claims related to glucose blood tests and capillary blood draws for a payment of approximately $1.0 million. The Company responded to such letter in July 2014 denying the allegations and did not receive any response from the OAG until the above referenced lawsuit was filed. The Company filed an answer to the complaint on January 27, 2017 in which it denied the allegations. Although there is no assurance as to the ultimate outcome of this matter or its impact on the Company’s business or its financial condition, the Company believes it has meritorious defenses and intends to vigorously defend the claim.
Professional and General Liability Claims. As of April 17, 2017, the Company was a defendant in a total of 44 professional and general liability actions commenced on behalf of former patients, of which 28 actions were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in a purported class action lawsuit against the Company previously disclosed as the Amy Cleveland Class Action, which settled in December 2015. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing.Three of the pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage. The actions are in various stages of discovery, and the Company intends to vigorously litigate the claims.
The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with its transition to a healthcare holding and leasing company. The Company has established a self-insurance reserve for estimated costs associated with its professional liability claims, included within “Accrued expenses and other” in the Company’s audited consolidated balance sheets, of $0.2 million and $6.9 million at December 31, 2015, and December 31, 2016, respectively. See Note 15 - Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.” Also see “Critical Accounting Policies - Self Insurance Reserve” and “ Liquidity and Capital Resources - Cash Requirements” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company currently believes that most of these actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions accordingly. See "Risks Related to Our Business.” If we are unable to resolve our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation” in in Part I, Item 1.A, "Risk Factors".
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
The common stock is listed for trading on the NYSE MKT under the symbol "ADK." The high and low sales prices of the common stock and cash dividends declared during the quarters listed below were as follows:

		Sales Price		Cash Dividends
		High	Low	Declared
2016	First Quarter	$2.70	$1.85	$—
	Second Quarter	$2.50	$1.71	$—
	Third Quarter	$2.60	$1.65	$—
	Fourth Quarter	$2.20	$1.38	$—

2015	First Quarter	$4.50	$3.79	$0.050
	Second Quarter	$4.45	$3.32	$0.055
	Third Quarter	$4.00	$3.10	$0.060
	Fourth Quarter	$3.42	$1.90	$—
Based on information supplied from our transfer agent, there were approximately 278 shareholders of record of our common stock as of April 17, 2017.
We are a holding company, and we have no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to us so we may, among other things, pay dividends on the common stock, and Series A Preferred Stock, if and to the extent declared by the Board. The ability of our subsidiaries to pay dividends and make other distributions to us depends on their earnings and may be restricted by the terms of certain agreements governing their indebtedness. If our subsidiaries are in default under such agreements, then they may not pay dividends or make other distributions to us.

In addition, we may only pay dividends on the common stock and the Series A Preferred Stock if we have funds legally available to pay dividends and such payment is not restricted or prohibited by law, the terms of any shares with higher priority with respect to dividends or any documents governing our indebtedness. We are restricted by Georgia law from paying dividends on the common stock and the Series A Preferred Stock if we are not able to pay our debts as they become due in the normal course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, no cash dividends may be declared or paid on the common stock unless full cumulative dividends on the Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payments, for all past dividend periods. In addition, future debt, contractual covenants or arrangements we or our subsidiaries enter into may restrict or prevent future dividend payments.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2016, concerning shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options, warrants, and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	354,500	$3.21	438,110
Equity compensation plans not approved by security holders(2)	1,886,878	$3.58	—
Total	2,241,378	$3.52	438,110

(1)	Represents options issued pursuant to the AdCare Health Systems, Inc. 2011 Stock Incentive Plan of AdCare Health Systems, Inc. which was approved by our shareholders.

(2)
Represents warrants issued outside of our shareholder approved plan as described below. The warrants listed below contain certain anti-dilution adjustments and, therefore, were adjusted for stock dividends in October 2010, October 2011, and October 2012, if and as applicable. The share numbers and exercise prices below reflect all such applicable adjustments.

•
On November 16, 2007, we issued as compensation to the Board and members of our management team ten-year warrants, which as of December 31, 2016, represent the right to purchase an aggregate of 657,375 shares of common stock at exercise prices per share ranging from $1.04 to $3.43, and may be exercised for cash or on a cashless exercise basis. All such warrants are fully vested.

•
On September 24, 2009, we issued to Christopher Brogdon, as inducement to become our Chief Acquisition Officer, eight-year warrants, which as of December 31, 2016, represents the right to purchase 347,288 shares of common stock at exercise prices per share ranging from $2.59 to $4.32, and may be exercised for cash or on a cashless exercise basis. Such warrants are fully vested.

•
On December 19, 2011, we issued to David Rubenstein, as inducement to become our Chief Operating Officer, ten-year warrants, which as of December 31, 2016, represent the right to purchase an aggregate 174,993 shares of common stock at exercises prices per share ranging from $3.93 to $4.58, and may be exercised for cash or on a cashless exercise basis. All such warrants are fully vested.

•
On December 28, 2012, we issued to Strome Alpha Offshore, Ltd., as partial consideration for providing certain financing to the Company, a ten-year warrant to purchase 50,000 shares of common stock at an exercise price per share of $3.80. Such warrant is fully vested.

•
On May 15, 2013, we issued to Ronald W. Fleming, as an inducement to become our Chief Financial Officer, a ten-year warrant, which as of December 31, 2016, represents the right to purchase 23,333 shares of common stock at an exercise price of $5.90, and may be exercised for cash or on a cashless exercise basis. Such warrant is fully vested.

•
On November 26, 2013, we issued to an investor relations firm, as partial consideration for providing certain investor relations services to the Company, a ten-year warrant to purchase 10,000 shares of common stock at an exercise price per share of $3.96. Such warrant is fully vested.

•
On March 28, 2014, we issued to the placement agents in the Company’s offering of subordinated convertible promissory notes issued in 2014, as partial compensation for serving as placement agents in such offering, five-year warrants to purchase an aggregate of 48,889 shares of common stock at an exercise price per share of $4.50. Such warrants are fully vested.

•
On October 10, 2014, we issued to William McBride III, as an inducement to become our Chief Executive Officer, a ten-year warrant to purchase 300,000 shares of common stock at an exercise price per share of $4.49, and may be exercised for cash or on a cashless exercise basis,which vests as to one-third of the underlying shares on each of the successive three anniversaries of the issue date.

•
On July 1, 2014, David Tenwick (a director of the Company) sold to Park City Capital Offshore Master, Ltd., an affiliate of Michael J. Fox (a director of the Company): (i) fully vested and unexercised warrants to purchase 109,473 shares of common stock for a total sale price of $281,346; and (ii) fully vested and unexercised warrants to purchase 109,473 shares of common stock for a total sale price of $375,492. These warrants have an exercise price of $2.57 and $3.43 per share respectively and they expire on November 16, 2017 and were originally issued to Mr. Tenwick in 2007 as compensation.

•
On February 20, 2015, Mr. Tenwick sold to Park City Capital Offshore Master, Ltd., an affiliate of Mr. Fox, fully vested and unexercised warrants to purchase 109,472 shares of common stock for a total sale price of $281,343. These warrants have an exercise price of $2.57 per share, expire on November 16, 2017 and were originally issued to Mr. Tenwick in 2007 as compensation.

•
On April 1, 2015, we issued to Allan J. Rimland, as an incentive to become our President and Chief Financial Officer, a ten-year warrant to purchase 275,000 shares of common stock at an exercise price per share equal to $4.25, and may be exercised for cash or on a cashless exercise basis, which shall vest as to one-third of the underlying shares on each of the three subsequent anniversaries of the issue date.

Issuer Purchases of Equity Securities
The following table sets forth information for the three months ended December 31, 2016 of open-market repurchases of the common stock and the Series A Preferred Stock:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Series A Preferred Stock
October 1, 2016 - October 31, 2016	—	$—	—	—
November 1, 2016 - November 30, 2016	2,300	$20.97	2,300	97,700
December 1, 2016 - December 31, 2016	—	—	—	—
Total	2,300	20.97	2,300	97,700

Common Stock
October 1, 2016 - October 31, 2016	—	$—	—	—
November 1, 2016 - November 30, 2016	30,700	$1.61	30,700	969,300
December 1, 2016 - December 31, 2016	138,316	$1.60	138,316	830.984
Total	169,016	1.55	169,016	830.984
On November 14, 2016, the Company announced that the Board authorized two share repurchase programs, pursuant to which the Company is authorized to repurchase up to 1.0 million shares of common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period, expiring on November 10, 2017. Share repurchases may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. The repurchase programs may be suspended or discontinued at any time. As previously disclosed, in February 2017, the Company suspended the repurchase programs.
For further information see Note 12 - Common and Preferred Stock to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements".

Item 6.    Selected Financial Data
Disclosure pursuant to Item 6 of Form 10-K is not required to be provided by smaller reporting companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of December 31, 2016, the Company owned, leased, or managed for third parties 29 facilities primarily in the Southeast. On October 6, 2016, the Company completed the sale of the nine Arkansas Facilities.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related operational beds/units as of December 31, 2016:

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

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of December 31, 2016:

Operator Affiliation	Number of Facilities (1)	Beds / Units
Beacon Health Management	7	585
C.R. Management	7	830
Wellington Health Services	4	641
Peach Health	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	26	2,791
AdCare Managed	3	332
Total	29	3,123
(1)Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments ” included in Part I, Item 1, Business.

Acquisitions
The Company made no acquisitions during the years ended December 31, 2016 or 2015.
Divestitures
For information regarding the Company's divestitures, please refer to Note 11 - Discontinued Operations, to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”
The following table summarizes the activity of discontinued operations for the years ended December 31, 2016 and 2015:

	For the year ended December 31,
(Amounts in 000’s)	2016	2015
Total revenues	$—	$87,920
Cost of services	$12,411	$89,783
Net loss	$(13,428)	$(4,892)
Interest expense, net	$41	$1,510
Income tax expense	$—	$251
Gain on disposal of assets	$—	$1,251
Critical Accounting Policies
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change. We believe that the following represents our critical accounting policies.

Revenue Recognition
Rental Revenues. The Company's triple-net leases provide for periodic and determinable increases in rent. We recognize rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets. Rent revenues for the Arkansas Facilities previously leased by us and two facilities in Georgia are recorded on a cash basis. (See Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”)

Management Fee Revenues and Other Revenues. We recognize management fee revenues received under various contractual agreements with third-parties as services are provided. Further, we recognize interest income from lease inducements receivables and capital loans as other revenues.

Allowances. We assess the collectibility of rent receivables, including straight-line rent receivables. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments, we provide a reserve against the portion of the receivable that we estimate may not be recovered. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.

At December 31, 2016, we allowed for approximately $7.5 million on approximately $8.4 million of gross patient care related receivables. Allowance for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types.

Asset Impairment
We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has identified asset impairment during the years ended December 31, 2016 and 2015.
We test indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a facility below its carrying amount. We perform annual testing for impairment during the fourth quarter of each year (see Note 6 - Intangible Assets and Goodwill to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data.").
Our asset impairment analysis is consistent with the fair value measurements described in the Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures". During the year ended December 31, 2015, we recognized impairment charges of approximately $0.5 million and $0.1 million to write down the carrying value of two office buildings located in Roswell, Georgia and one office building located in Rogers, Arkansas, respectively. During the year ended December 31, 2016, we recognized approximately $21 thousand impairment charge on an office building located in Roswell, Georgia. (See Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data"). The impairment charges represent the difference between fair values and the carrying amount.
Self-Insurance Reserve
The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with its transition to a healthcare holding and leasing company. Professional and general liability actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured due to professional negligence or understaffing. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (v) the status and likely success of any mediation or settlement discussions; and (vi) the venues in which the actions have been filed or will be adjudicated. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgement. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions accordingly. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the legal costs actually incurred in litigating the pending actions.
Stock-Based Compensation
We follow the provisions of ASC Topic 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees, non-employees, and directors based upon estimated fair values.  The Black-Scholes-Merton option-pricing model, consistent with the provisions of ASC 718, was used to determine the fair value of each option and warrant granted.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  We use projected volatility rates, which are based upon historical volatility rates, trended into future years.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.
Income Taxes
As required by ASC Topic 740, "Income Taxes" , we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2016, the Company has a valuation allowance of approximately $26.2 million. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.
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
In October 2014, the Georgia Department of Revenue initiated an examination of our Georgia income tax returns and net worth returns for the 2010, 2011, 2012, and 2013 tax years, which was closed during 2016, with no adjustments required to the filed tax returns.
We are not currently under examination by any other major income tax jurisdiction.
Recently Issued Accounting Pronouncements
The information required by this Item is provided in Note 1 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data."
Results of Operations
Year Ended December 31, 2016 and 2015

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of change of these items. Given the transition to a healthcare property holding and leasing company during 2015, the amounts presented are not reflective of our ongoing annualized performance due to leasing activity throughout the periods. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, which are included n Part II, Item 8., "Financial Statements and Supplementary Data."

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2016	2015	Amount	Percent
Revenues:
Rental revenues	$26,287	$17,254	$9,033	52.4%
Management fee and other revenues	1,050	1,146	(96)	(8.4)%
Total revenues	27,337	18,400	8,937	48.6%
Expenses:
Facility rent expense	8,694	5,758	2,936	51.0%
Depreciation and amortization	5,296	7,345	(2,049)	(27.9)%
General and administrative expenses	7,714	10,544	(2,830)	(26.8)%
Other operating expenses	1,378	2,394	(1,016)	(42.4)%
Total expenses	23,082	26,041	(2,959)	(11.4)%
Income (loss) from operations	4,255	(7,641)	11,896	NM
Other (income) expense:
Interest expense, net	6,885	8,462	(1,577)	(18.6)%
Loss on extinguishment of debt	245	680	(435)	(64.0)%
Gain on disposal of assets	(8,750)	—	(8,750)	NM
Other expense	72	918	(846)	(92.2)%
Total other (income) expense, net	(1,548)	10,060	(11,608)	NM
Income (loss) from continuing operations before income taxes	5,803	(17,701)	23,504	NM
Income tax (benefit) expense	(163)	110	(273)	NM
Income (loss) from continuing operations	5,966	(17,811)	23,777	NM
Loss from discontinued operations, net of tax	(13,428)	(4,892)	(8,536)	174.5%
Net loss	$(7,462)	$(22,703)	$15,241	(67.1)%

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015:
Rental Revenues—Total rental revenue increased by $9.0 million, or 52.4%, to $26.3 million for the year ended December 31, 2016, compared with $17.3 million for the year ended December 31, 2015. The increase reflects the Company's continuing transition to a healthcare property holding and leasing company in 2015 and accordingly an increase in leasing of facilities to third-party operators. As of December 31, 2016, and December 31, 2015, we have leased or subleased all of our facilities to third-party operators. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Jeffersonville and Oceanside Facilities under the Peach Health Sublease (which were recertified by CMS, in February 2017 and December 2016, respectively), the Aria Subleases (which were terminated for non-payment of rent) and the Skyline Lease (which terminated upon sale of the Arkansas Facilities), for which rental revenue was recognized based on cash amount owed, and the sublease with New Beginnings, for which rental revenue was recognized when cash was received.
Management Fee and Other Revenues—Management fee and other revenues of $1.1 million, for the twelve months ended December 31, 2016, compared with $1.1 million for the year ended December 31, 2015.
Facility Rent Expense—Facility rent expense increased by $2.9 million or 51.0%, to $8.7 million for the year ended December 31, 2016, compared with $5.8 million for the year ended December 31, 2015. The increase is primarily due to: (i) an increase of $0.2 million in rent expense resulting from the transition of leased facilities, lease extensions, amendments entered into subsequent to September 30, 2015, and straight- line accounting on three Georgia facilities in the prior year period (see Note 7 - Leases, to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data”) and (ii) $2.7 million of rent expense reported in discontinued operations for the twelve months ended December 31, 2015. Due to the Transition, the facility rent expense presented for 2015 is not reflective of our ongoing annualized performance due to leasing activity throughout the periods.
Depreciation and Amortization—Depreciation and amortization decreased by $2.0 million or 27.9%, to $5.3 million for the year ended December 31, 2016, compared with $7.3 million for the year ended December 31, 2015. The decrease is primarily due to the Arkansas Facilities that were classified as assets held for sale in May 2016 and the subsequent cessation of depreciation expense.

The decrease is partially offset by impairment of our office buildings incurred by the Company during the year ended December 31, 2015.
General and Administrative—General and administrative costs decreased by $2.8 million or 26.8%, to $7.7 million for the year ended December 31, 2016, compared with $10.5 million for the year ended December 31, 2015. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in headcount, resulting in a decrease in salaries, wages and employee benefits expense of approximately $1.5 million, (ii) a decrease in contract services expense of approximately $0.9 million, (iii) $0.7 million of expenses reported in discontinued operations and (iv) $0.5 million of other business decreases such as travel and communication, which is offset by an increase in legal expenses of approximately $0.6 million and an increase in employee stock-based compensation expense of approximately $0.2 million.
Other Operating Expenses—Other operating expense decreased by $1.0 million or 42.4%, to $1.4 million for the year ended December 31, 2016, compared with $2.4 million for the year ended December 31, 2015. The decrease is primarily due to a decrease in salary and other business continuation costs of $2.1 million related to the Transition, partially offset by one time charges of property and bed tax liabilities of $0.4 million and $0.5 million arising from the bankruptcies of Aria and New Beginnings, and an allowance increase for a potentially uncollectible operator note from Aria of approximately $0.2 million.
Interest Expense, net—Interest expense, net decreased by $1.6 million or 18.6%, to $6.9 million for the year ended December 31, 2016, compared with $8.5 million for the year ended December 31, 2015. The decrease is primarily due to: (i) the repayment in full of four lines of credit with an aggregate outstanding principal totaling $5.8 million; (ii) the repayment of $36.0 million related to the repayment of debt in connection with the sale of the Arkansas Facilities; and (iii) other debt repayments of approximately $5.0 million, including the repayment of debt with respect to the Company’s facility located in College Park, Georgia (the “College Park Facility”) and an office building in Georgia. For further information, see Note 9 - Notes Payable and Other Debt to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”
Loss on Debt Extinguishment—Loss on extinguishment of debt decreased by $0.4 million or 64.0%, to $0.2 million for the year ended December 31, 2016, compared with $0.7 million for the year ended December 31, 2015. The decrease is primarily due to the February 2015 issuance of promissory notes related to the refinancing of certain loan agreements with one of our lenders and loss related to prepayment penalties arising from debt associated with the Arkansas Facilities, partially offset by the gain on extinguishment of the exit fee note in the December 2016 refinancing of debt previously owed by a certain-wholly owned subsidiary of the Company to The PrivateBank and Trust Company (the “PrivateBank”), with respect to the Company’s facility located in Sumter, South Carolina. For further information, see Note 9 - Notes Payable and Other Debt to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”
Other Expense— Other expense decreased by $0.8 million or 92.2%, to $0.1 million for the year ended December 31, 2016, compared with $0.9 million for the year ended December 31, 2015. The decrease is primarily due to additional costs the Company incurred during the year ended December 31, 2015.
Loss from Discontinued Operations—The loss from discontinued operations increased by $8.5 million or 174.5% to $13.4 million for the twelve months ended December 31, 2016, compared with a loss of $4.9 million for the same period in 2015. The increase is primarily due to increased self-insured reserve and bad debt expense.
Liquidity and Capital Resources
The Company continues to undertake measures to grow its operations and to streamline its cost infrastructure by: (i) increasing future lease revenue through acquisitions and investments in existing properties; (ii) modifying the terms of existing leases; (iii) refinancing or repaying debt to reduce interest costs and mandatory principal repayments; and (iv) reducing general and administrative expenses.

The Company leases all of its properties (excluding three managed facilities) to third party tenants pursuant to long-term, triple net leases.  Rent is fixed with annual rent escalators of between 2.0% and 3.0% per annum and not related to the underlying patient or resident occupancy of the facilities.  Since January 1, 2016, the Company has not paid any leasing commissions on its properties nor has it provided any capital for tenant improvements or reduced rent except for the Peach Facilities.  In connection with the Peach Facilities, the Company made certain capital investments in the Oceanside and Jeffersonville facilities, extended a working capital loan to the tenants and provided for reduced rent for a specific period of time. See Note 7 - Leases, to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data”.

At December 31, 2016, we had $14.0 million in cash and cash equivalents as well as restricted cash of $5.5 million. Management anticipates access to several sources of liquidity, including cash flows from operations and cash on hand. Management holds routine ongoing discussions with existing lenders and potential new lenders to refinance current debt on a longer term basis and, in recent years, has refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, many of which have been executed under government guaranteed lending programs. Historically, the Company has raised capital through other sources of unsecured debt and junior forms of capital, including issuances of preferred stock and convertible debt.

On April 13, 2015 and June 2, 2015, the Company issued 575,000 and 588,235 shares, respectively, of the Series A Preferred Stock at public offering prices of $25.00 and $25.50 per share, respectively in a "best-efforts" underwritten registered public offerings. In connection therewith, the Company received net cash proceeds of approximately $13.5 million and $14.1 million, respectively, after the payment of underwriting commissions and discounts and other offering expenses payable by the Company.

On July 21, 2015, the Company entered into At Market Issuance Sales Agreements to sell, from time to time, up to 800,000 shares of the Series A Preferred Stock through an “at-the-market” offering program (“ATM”). The Company ceased sales under the ATM in September 2016, and subsequently terminated the sales agreements. The Company will not engage in any additional sales of the Series A Preferred Stock while any preferred share repurchase program is in effect. Since the inception of the ATM in July 2015 and through December 31, 2016, the Company has sold 650,600 shares of Series A Preferred Stock under the ATM, generating net proceeds to the Company of approximately $13.5 million. For the twelve months ended December 31, 2016 the Company had sold 336,905 shares of Series A Preferred Stock under the ATM which generated net proceeds of $6.8 million and sold no shares of Series A Preferred Stock under the ATM during the fourth quarter of 2016 (see Note 12 - Common and Preferred Stock to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”)

On September 19, 2016, the Company obtained an option to extend the maturity date of the credit facility secured by the Company’s skilled nursing facility located in Oklahoma City, Oklahoma known as Quail Creek Nursing & Rehabilitation Center, from September 2017 to September 2018, which option management intends to exercise. There is no assurance that we will be able to refinance or further extend the maturity date of this credit facility on terms that are favorable to the Company or at all.

On September 29, 2016, the Company closed on financing guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) in the amount of $3.7 million, which refinanced approximately $3.1 million in debt previously owed by a certain-wholly owned subsidiary of the Company to the PrivateBank, with respect to the Company’s facility located in Georgetown, South Carolina (the “Georgetown Facility”).

On October 6, 2016, the Company completed the sale of the nine Arkansas Facilities for a total sales price of $55.0 million, which sale price consisted of: (i) cash consideration of $52.0 million (of which $35.2 million was accounted for as a net cashless transfer of assets for debt liabilities); and (ii) a promissory note in the amount of $3.0 million (the “Skyline Note”). Proceeds to the Company from the sale of the Arkansas Facilities exceeded related obligations by approximately $23.0 million.

On October 6, 2016, in conjunction with the sale of the Arkansas Facilities, the Company applied a portion of the net cash proceeds to repay $2.4 million of debt associated with the College Park Facility, leaving one loan outstanding on that facility.

On December 14, 2016, the Company closed on HUD-guaranteed financing in the amount of $5.9 million, which refinanced approximately $5.9 million in debt with respect to to the Company’s facility located in Sumter, South Carolina (the “Sumter Facility”) which includes $0.8 million of indebtedness previously attributed to the Georgetown Facility and reallocated as a result of a price out at closing.

On June 18, 2016, a subsidiary of the Company entered into the Peach Health Sublease, providing that Peach Health Sublessee would take possession of the facilities Peach Facilities subleased to affiliates of New Beginnings prior to their bankruptcy. The Peach Facilities are comprised of the Oceanside Facility, the Savannah Beach Facility and the Jeffersonville Facility. Rent for the Savannah Beach Facility, the Oceanside Facility, and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; but such rent is only $1 per month for the Oceanside and Jeffersonville Facilities until the date such facilities are recertified by CMS or April 1, 2017, whichever first occurs (the “Rent Commencement Date”). The Oceanside and Jeffersonville Facilities were recertified by CMS in February 2017 and December 2016, respectively. In addition, with respect to the Oceanside and Jeffersonville Facilities, Peach Health Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%. In the event that the Savannah Beach Facility is decertified due to any previous non-compliance attributable to New Beginnings, rent for such facility will revert to $1 a month until it is recertified along with the other facilities. The Company also provided Peach Health with a $1.0 million line of credit (the “Peach Line”) to be used for working capital and capital expenditure needs, under which Peach Health had borrowed approximately $0.7 million as of December 31, 2016.

On January 10, 2017, the Company repurchased $6.7 million of its 10% convertible subordinated notes due April 30, 2017 pursuant to a cash tender offer for any and all of such outstanding convertible subordinated notes (the “Tender Offer”). (See Note 19 -Subsequent Events to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”)

Cash Requirements

At December 31, 2016, we had $80.0 million in indebtedness of which the current portion is $13.2 million. This current portion is comprised of the following components: (i) convertible debt of $9.1 million; and (ii) remaining debt of approximately $4.1 million which includes senior debt - bond and mortgage indebtedness (see Note 9 - Notes Payable and Other Debt to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data”). Subsequent to December 31, 2016, the Company repurchased $6.7 million in convertible debt pursuant to the Tender Offer using proceeds from the sale of the Arkansas Facilities.

Management anticipates cash requirements over the next twelve months to be less than the prior twelve months due to significant reductions in debt amortization and remaining trade payables of legacy operations along with anticipated continued reductions in general and administrative expenses. Management also considers acquisitions financed both by existing cash on hand and third party financing to be an integral part of its ongoing strategy for increasing cash flow from operations. In addition, management anticipates a decreased need for non-recurring capital expenditures, given the recertification by CMS of the two previously decertified facilities located in Georgia, which required significant capital investment. Management expects sufficient funds from operations coupled with existing cash on hand to cover all cash needs at least through the next twelve months and to satisfy the Company’s liquidity needs by these same sources, coupled with additional borrowings for underleveraged facilities, and acquisitions.

The Company anticipates, over the next twelve months, net principal disbursements of approximately $13.2 million, which includes the aforementioned $9.1 million of convertible debt ($6.7 million of which was repaid as part of the Tender Offer in January 2017), approximately $0.5 million of payments on short term vendor notes, $1.8 million of routine debt service amortization, and $1.7 million of payments of other debt, which is inclusive of anticipated proceeds on refinancing of one facility in Oklahoma of approximately $1.2 million. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at December 31, 2016, the Company had approximately $19.3 million of debt maturities due over the next two year period ending December 31, 2018 and $19.8 million over the 27 month period ended March 31, 2018. These debt maturities include $9.1 million of convertible promissory notes as well as $1.2 million for current maturities of one facility located in Oklahoma. The Company believes its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In November 2016, the Board of Directors approved two share repurchase programs, pursuant to which AdCare was authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. As of April 17, 2017, the Company had repurchased 2,300 shares of Series A Preferred Stock for approximately $48,000 at an average price of $21.01, including commissions, per share and 250,000 shares of the common stock for approximately $0.4 million, at an average price of $1.54 per share under such program. In February 2017, the Company suspended its share repurchase programs.

The Company is a defendant in a total of 44 professional and general liability actions. The actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s audited consolidated balance sheets, of $6.9 million and $0.2 million at December 31, 2016, and December 31, 2015, respectively. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions accordingly. Anticipated costs associated with such litigation are reflected in the $6.9 million accrual and are expected to be paid over time as litigation continues. The duration of such legal actions could be greater than one year subsequent to the year ended December 31, 2016; however, management can not reliably estimate the exact timing of payments. See Part I, Item 3, “Legal Proceedings.” The Company expects to finance litigation and potential indemnity costs through cash on hand as well as other sources as described above.

During the twelve months ended December 31, 2016, the Company generated negative cash flow from operations, due to settlement of legacy vendor liabilities, and anticipates positive cash flow from operations in 2017, in line with the positive cash flow for the period from continuing operations. In order to satisfy the Company’s capital needs, the Company seeks to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt or equity securities; and (iii) increase operating cash flows through acquisitions. The Company anticipates that these actions, if successful, will provide the opportunity to maintain its liquidity, thereby permitting the Company to better meet its operating and financing obligations. However, there is no guarantee that such actions will be successful. Management’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and Series A Preferred Stock on the NYSE MKT.

For a more detailed discussion, see Note 3 - Liquidity and Profitability, and Note 14 Preferred Stock and Dividends to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000's)	2016	2015
Net cash provided by (used in) operating activities—continuing operations	$1,598	$(11,727)
Net cash used in operating activities—discontinued operations	(5,007)	(6,079)
Net cash provided by (used in) investing activities—continuing operations	24,133	(5,749)
Net cash provided by investing activities—discontinued operations	—	15,594
Net cash (used in) provided by financing activities—continuing operations	(8,001)	12,703
Net cash used in financing activities—discontinued operations	(1,398)	(12,757)
Net Change in Cash and cash equivalents	11,325	(8,015)
Cash and cash equivalents at beginning of period	2,720	10,735
Cash and cash equivalents at end of period	$14,045	$2,720
Year Ended December 31, 2016
Net cash provided by operating activities—continuing operations for the year ended December 31, 2016, was approximately $1.6 million consisting primarily of our income from continuing operations less changes in working capital, and other noncash charges (primarily a gain on the disposal of assets, rent revenue in excess of cash received, depreciation and amortization, share-based compensation, rent expense in excess of cash paid and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $5.0 million as we continue to settle legacy vendor liabilities.
Net cash provided by investing activities—continuing operations for the year ended December 31, 2016, was approximately $24.1 million. This is the result of net proceeds of $55.0 million received for the sale of the Arkansas Facilities on October 6, 2016 less (i) $3.0 million to be paid under the Skyline Note, (ii) $35.2 million accounted for as a net cashless transfer of assets for debt liabilities, (iii) proceeds from sale of office buildings and other assets of $1.5 million and (iv) a net release in restricted cash deposits of approximately $7.2 million, approximately $5.8 million of which was related to the repayment of debt with respect to the Arkansas Facilities. The remaining $1.5 million of disbursements was for capital expenditures related to the recertification efforts of two facilities in Georgia and other capital expenditures.
Net cash used in financing activities—continuing operations was approximately $8.0 million for the year ended December 31, 2016. This is primarily the result of repayment of $51.0 million of debt, which includes: (i) $36.0 million related to the repayment of debt in connection with the sale of the Arkansas Facilities; (ii) $10.0 million for the HUD refinancing of debt with respect to the Sumter Facility and the Georgetown Facility; and (iii) other debt repayments of approximately $5.0 million, including the repayment of debt with respect to the College Park Facility and an office building in Georgia, of which $35.2 million was accounted for as a net cashless transfer of assets for debt liabilities. Other disbursements include payments of preferred stock dividends of $7.3 million partially offset by refinancing of the above existing debt obligations of $9.8 million as well as $6.8 million from issuances of preferred stock. Net cash used in financing activities - discontinued operations was approximately $1.4 million due to the repayment of vendor notes related to patient care-related accounts payable.
Year Ended December 31, 2015
Net cash used in operating activities—continuing operations for the year ended December 31, 2015, was $11.7 million consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue in excess of cash received, and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity. Net cash provided by operating activities—discontinued operations was approximately $6.1 million due primarily to a $18.5 million decrease in accounts payable and accrued liabilities offset by noncash charges.
Net cash used in investing activities—continuing operations for the year ended December 31, 2015, was approximately $5.7 million. This is primarily the result of an increase in restricted cash deposits offset by capital expenditures. Net cash used in investing activities—discontinued operations was approximately $15.6 million primarily due to proceeds of $13.9 million related to the sale of the Companions Specialized Care Center, the Bentonville Manor Nursing Home and the Riverchase Village facilities.
Net cash provided by financing activities—continuing operations was approximately $12.7 million for the year ended December 31, 2015. This is primarily the result of proceeds received from additional debt borrowings and preferred stock issuances partially offset by repayments of existing debt obligations and payments of preferred stock dividends. Net cash used in financing activities—discontinued operations was approximately $12.8 million due to the payoff of loans related to the facilities sold, Companions Specialized Care Center, the Bentonville Manor Nursing Home and the Riverchase Village facilities.

Notes Payable and Other Debt
Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2016	2015
Senior debt—guaranteed by HUD (a) (b)	$34,473	$25,469
Senior debt—guaranteed by USDA (a) (d)	22,518	26,463
Senior debt—guaranteed by SBA (a) (c) (d)	2,319	3,548
Senior debt—bonds	7,145	7,230
Senior debt—other mortgage indebtedness (b) (c) (d) (f)	5,639	51,128
Other debt	1,063	2,638
Convertible debt	9,200	9,200
Deferred financing costs	(2,196)	(2,712)
Unamortized discounts on bonds	(191)	(205)
Total	79,970	122,759
Less current portion	13,154	50,960
Less: portion included in liabilities of disposal group held for sale (e) (g)	—	958
Notes payable and other debt, net of current portion	$66,816	$70,841

(a)  HUD, U.S. Department of Agriculture ("USDA"), U.S. Small Business Administration ("SBA").

(b)On September 29, 2016, the Company closed on HUD-guaranteed financing in the amount of $3.7 million, which refinanced approximately $3.1 million in debt previously owed to the PrivateBank, classified as senior debt - other mortgage indebtedness with respect to the Georgetown Facility.

(c) On December 14, 2016, the Company closed on HUD-guaranteed financing in the amount of $5.9 million, which refinanced approximately $5.1 million in debt, classified as Senior debt - other mortgage indebtedness at December 31, 2015, and previously owed to the PrivateBank with respect to the Sumter Facility.

(d) At December 31, 2015, the senior debt - guaranteed by USDA and SBA included $3.3 million and $1.1 million, respectively, related to the sale of the Arkansas Facilities on October 6, 2016, at which time the Company repaid the related debt obligations. (See Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”)

(e)  At December 31, 2015, the outstanding loan of $1.0 million on the office building in Roswell, Georgia was reclassified to liabilities held for sale. On April 25, 2016, the Company completed the sale and repaid the debt.

(f) At December 31, 2015, the senior debt - other mortgage indebtedness included $30.6 million, $1.7 million and $2.5 million, previously owed to the PrivateBank, Metro City Bank and Bank of Las Vegas, respectively, related to the sale of the Arkansas Facilities on October 6, 2016, at which time the Company repaid the related debt obligations. The $2.5 million Bank of Las Vegas debt was for the College Park Facility, which was not sold. (See Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”)

(g) Includes no deferred financing costs at December 31, 2016 and December 31, 2015.

For a detailed description of each of the Company's debt financings, please see Note 9 - Notes Payable and Other Debt to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data".

Scheduled Maturities
The schedule below summarizes the scheduled maturities as of December 31, 2016 for each of the next five years and thereafter.

Amounts in (000's)
2017	$13,218
2018	6,108
2019	1,844
2020	1,937
2021	2,030
Thereafter	57,220
Subtotal	82,357
Less: unamortized discounts	(191)
Less: deferred financing costs (1)	(2,196)
Total notes payable and other debt	$79,970
(1) Approximately $0.1 million of deferred financing is recorded in "Current portion of convertible debt, net" on the Consolidated Balance sheets.
Debt Covenant Compliance
As of December 31, 2016, the Company has approximately 38 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on other levels (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements).The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Covenants are based on annual or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The Company’s credit-related instruments were all in financial compliance as of December 31, 2016.
Included in several of the Company’s various loan agreements are administrative covenants requiring that a set of audited financial statements be provided of the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”). For the year ended December 31, 2016, management has either received a waiver for all such Administrative Covenants or has applied 30-day cure provision, as provided in the loan agreements.
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
Accounts receivable totaled $2.4 million at December 31, 2016 compared with $8.8 million at December 31, 2015, of which $0.9 million and $8.0 million, respectively, related to patient care receivables from our legacy operations.
The allowance for bad debt was $7.5 million and $12.5 million at December 31, 2016 and 2015, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Off-Balance Sheet Arrangements
Letters of Credit
There were $0.4 million and $0.4 million of outstanding letters of credit (under the Company's revolving credit facility with the PrivateBank) at December 31, 2016 and 2015, respectively, used primarily for surety bonds. Such letters of credit are fully cash collateralized.
Operating Leases
The Company leases a total of eleven skilled nursing facilities under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party operators. The Company also leases certain office space located in Atlanta and Suwanee, Georgia.
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2017	$8,126
2018	8,308
2019	8,492
2020	8,671
2021	8,830
Thereafter	46,456
Total	$88,883
For a further description of the Company's operating leases, see Note 7 - Leases to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data".
Leased and Subleased Facilities to Third-Party Operators
In connection with the Company's transition to a self-managed real estate investment company, twenty-six facilities (fifteen owned by us and eleven leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
Future minimum lease receivables for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2017	$20,744
2018	21,824
2019	22,299
2020	22,825
2021	23,402
Thereafter	132,193
Total	$243,287
The following is a summary of the Company's leases and subleases to third-parties and which comprise the future minimum lease receivables of the Company. Each lease or sublease is structured as a "triple-net" lease. For those facilities where the Company subleases, the renewal option in the sublease agreement is dependent on the Company renewal of its lease agreement.

		Initial Lease Term
		Commencement	Expiration	Initial
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Beacon Health Management	8/1/2015	7/31/2025	720
Eaglewood Care Center	Beacon Health Management	8/1/2015	7/31/2025	720
H&C of Greenfield	Beacon Health Management	8/1/2015	7/31/2025	360
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	900
The Pavilion Care Center	Beacon Health Management	8/1/2015	7/31/2025	360
Attalla Health Care	C.R. Management	12/1/2014	8/31/2030	1,080
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	840
College Park	C.R. Management	4/1/2015	3/31/2025	600
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	900
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,140
NW Nursing Center	Southwest LTC	12/31/2015	11/30/2025	300
Quail Creek	Southwest LTC	12/31/2015	11/30/2025	660
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	288
Mountain Trace Rehab	Symmetry Healthcare	6/1/2015	5/31/2030	648
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	770
Subtotal Owned Facilities (15)				$10,286
Leased
Covington Care	Beacon Health Management	8/1/2015	4/30/2025	$780
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	840
LaGrange	C.R. Management	4/1/2015	8/31/2027	960
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	324
Jeffersonville	Peach Health	6/18/2016	8/31/2027	636
Oceanside	Peach Health	7/13/2016	8/31/2027	432
Savannah Beach	Peach Health	7/13/2016	8/31/2027	252
Bonterra	Wellington Health Services	9/1/2015	8/31/2025	1,020
Parkview Manor/Legacy	Wellington Health Services	9/1/2015	8/31/2025	1,020
Powder Springs	Wellington Health Services	4/1/2015	8/31/2027	2,100
Tara	Wellington Health Services	4/1/2015	8/31/2027	1,800
Subtotal Leased Facilities (11)				$10,164
Total (26)				$20,450
(1) Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments ” included in Part I, Item 1, Business.

All facilities are skilled nursing facilities except for Eaglewood ALF which is an assisted living facility. All facilities have renewal provisions of one term of five years except facilities (Mountain Trace, Quail Creek, NW Nursing, Sumter Valley, and Georgetown) which have two renewal terms with each being five years. The leases also contain standard rent escalations that range from 2% to 3% annually.
AdCare previously subleased the Arkansas Facilities through its subsidiaries to affiliates of Aria pursuant to the Aria subleases. Eight of the Aria Subleases commenced on May 1, 2015 and one such sublease commenced on November 1, 2015. Effective February 3, 2016, each of the Aria Subleases was terminated due to the failure to pay rent pursuant to the terms of such sublease. Subsequently, on February 5, 2016, the Company entered into a Master Lease Agreement, as amended, with Skyline to lease the Arkansas Facilities commencing April 1, 2016. On October 6, 2016, the Company completed the sale of the Arkansas Facilities to an affiliate of Skyline. (See Note 11 - Discontinued Operations to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”)

On January 22, 2016, New Beginnings filed petitions to reorganize its finances under the Bankruptcy Code. New Beginnings operated the Oceanside Facility, the Savannah Beach Facility and the Jeffersonville Facility pursuant to a master lease dated November 3, 2015, with the Company. The Jeffersonville Facility was decertified by CMS in February 2016 for deficiencies related to its operations and maintenance of the facility. From January 1, 2016 until June 4, 2016, New Beginnings paid de minimis rent for the Oceanside and Savannah Beach Facilities and did not pay rent for the Jeffersonville Facility.

On June 18, 2016, ADK Georgia, LLC, a wholly-owned subsidiary of the Company (“ADK Georgia”), entered the Peach Health Sublease with Peach Health Sublesee, providing that Peach Health Sublessee would take possession of the Peach Facilities subleased by ADK Georgia to affiliates of New Beginnings and operate them as a subtenant.

The Peach Health Sublease became effective for the Jeffersonville Facility, on June 18, 2016 and for the Savannah Beach and Oceanside Facilities on July, 13, 2016, the date on which ADK Georgia accepted possession of the facilities from New Beginnings. The Peach Health Sublease contains de minimis and discounted rent provisions in relation to recertification timing. On December 20, 2016 and February 7, 2017, the Jeffersonville and Oceanside Facilities, respectively, were recertified by CMS and received new Medicare/Medicaid provider contracts. For further information, see Note 7 - Leases, and Note 19 - Subsequent Events to our Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”

On February 16, 2017, an affiliate of C.R Management irrevocably extended the term of its lease of the College Park Facility for an additional five years through March 31, 2025.
For a detailed description of each of the Company's leases, see Note 7 - Leases to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data".
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure pursuant to Item 7A. of Form 10-K is not required to be reported by smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AdCare Health Systems, Inc.:
We have audited the accompanying consolidated balance sheets of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdCare Health Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Atlanta, Georgia
April 17, 2017

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000's)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$14,045	$2,720
Restricted cash	1,600	9,169
Accounts receivable, net of allowance of $7,529 and $12,487	2,429	8,805
Prepaid expenses and other	2,395	3,214
Assets of disposal group held for sale	—	1,249
Total current assets	20,469	25,157

Restricted cash and investments	3,864	3,558
Property and equipment, net	79,168	126,676
Intangible assets—bed licenses	2,471	2,471
Intangible assets—lease rights, net	2,754	3,420
Goodwill	2,105	4,183
Lease deposits	1,411	1,812
Other assets	7,244	1,996
Total assets	$119,486	$169,273

LIABILITIES AND DEFICIT
Current Liabilities:
Current portion of notes payable and other debt	$4,018	$50,960
Current portion of convertible debt, net	9,136	—
Accounts payable	3,037	8,741
Accrued expenses and other	9,077	3,125
Liabilities of disposal group held for sale	—	958
Total current liabilities	25,268	63,784

Notes payable and other debt, net of current portion:
Senior debt, net	60,189	54,742
Bonds, net	6,586	6,600
Convertible debt, net	—	8,968
Other debt, net	41	531
Other liabilities	3,677	3,380
Deferred tax liability	226	389
Total liabilities	95,987	138,394
Commitments and contingencies (Note 15)
Preferred stock, no par value; 5,000 and 5,000 shares authorized; 2,762 and 2,427 shares issued and outstanding, redemption amount $69,038 and $60,273 at December 31, 2016 and 2015, respectively	61,446	54,714
Stockholders' deficit:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,927 and 19,861 shares issued and outstanding at December 31, 2016 and 2015, respectively	61,643	60,958
Accumulated deficit	(99,590)	(84,793)
Total stockholders' deficit	(37,947)	(23,835)
Total liabilities and stockholders' deficit	$119,486	$169,273
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000's, except per share data)

	Year Ended December 31,
	2016	2015
Revenues:
Rental revenues	$26,287	$17,254
Management fee and other revenues	1,050	1,146
Total revenues	27,337	18,400

Expenses:
Facility rent expense	8,694	5,758
Depreciation and amortization	5,296	7,345
General and administrative expenses	7,714	10,544
Other operating expenses	1,378	2,394
Total expenses	23,082	26,041
Income (loss) from operations	4,255	(7,641)

Other (income) expense:
Interest expense, net	6,885	8,462
Loss on extinguishment of debt	245	680
Gain on disposal of assets	(8,750)	—
Other expense	72	918
Total other (income) expense, net	(1,548)	10,060

Income (loss) from continuing operations before income taxes	5,803	(17,701)
Income tax (benefit) expense	(163)	110
Income (loss) from continuing operations	5,966	(17,811)

Loss from discontinued operations, net of tax	(13,428)	(4,892)
Net loss	(7,462)	(22,703)

Loss attributable to noncontrolling interests	—	815
Net loss attributable to AdCare Health Systems, Inc.	(7,462)	(23,518)

Preferred stock dividends	(7,335)	(5,208)
Net loss attributable to AdCare Health Systems, Inc. common stockholders	$(14,797)	$(28,726)

Net loss per share of common stock attributable to AdCare Health Systems, Inc.
Basic and diluted:
Continuing Operations	$(0.07)	$(1.17)
Discontinued Operations	(0.67)	(0.29)
	$(0.74)	$(1.46)

Weighted average shares of common stock outstanding:
Basic and diluted	19,892	19,680
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in 000's)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Subsidiary	Total
Balance, December 31, 2014	19,151	$61,896	$(56,067)	$(2,440)	$3,389
Stock-based compensation	—	942	—	—	942
Exercises of options and warrants	527	1,791	—	—	1,791
Nonemployee warrant cancellation	—	(320)	—	—	(320)
Issuance of restricted stock, net of forfeitures	183	—	—	—	—
Reclass of share-based award to liability	—	(75)	—	—	(75)
Common stock dividends	—	(3,276)	—	—	(3,276)
Preferred stock dividends	—	—	(5,208)	—	(5,208)
Net (loss) income	—	—	(23,518)	815	(22,703)
Deconsolidation of noncontrolling interest	—	—	—	1,625	1,625
Balance, December 31, 2015	19,861	$60,958	$(84,793)	$—	$(23,835)
Stock-based compensation	—	1,133	—	—	1,133
Exercises of options and warrants	59	—	—	—	—
Issuance of restricted stock, net of forfeitures	290	—	—	—	—
Stock repurchase program	(283)	(523)	—	—	(523)
Forfeiture of unvested restricted stock	—	75	—	—	75
Preferred stock dividends	—	—	(7,335)	—	(7,335)
Net loss	—	—	(7,462)	—	(7,462)
Balance, December 31, 2016	19,927	$61,643	$(99,590)	$—	$(37,947)
   See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net Loss	$(7,462)	$(22,703)
Loss from discontinued operations, net of tax	13,428	4,892
Income (loss) from continuing operations	5,966	(17,811)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,296	7,345
Warrants (cancelled) issued for services	—	(320)
Stock-based compensation expense	1,133	942
Forfeiture (remeasurment) of liability based restricted stock	75	(75)
Rent expense in excess of cash paid	896	162
Rent revenue in excess of cash received	(2,498)	(1,211)
Amortization of deferred financing costs	1,046	1,163
Gain (loss) on debt extinguishment	(185)	680
Deferred tax expense	(163)	102
Gain on disposal of assets	(8,750)	—
Bad debt expense	215	2,132
Changes in operating assets and liabilities:
Accounts receivable	(545)	(2,220)
Prepaid expenses and other	672	(2,156)
Accounts payable and accrued expenses	(1,361)	(1,550)
Other liabilities	(199)	1,090
Net cash provided by (used in) operating activities—continuing operations	1,598	(11,727)
Net cash used in operating activities—discontinued operations	(5,007)	(6,079)
Net cash used in operating activities	(3,409)	(17,806)
Cash flow from investing activities:
Proceeds from sale of property and equipment	18,370	—
Change in restricted cash and investments	7,263	(3,950)
Purchase of property and equipment	(1,500)	(1,799)
Net cash provided by (used in) investing activities—continuing operations	24,133	(5,749)
Net cash provided by investing activities—discontinued operations	—	15,594
Net cash provided by investing activities	24,133	9,845
Cash flows from financing activities:
Proceeds from debt	9,809	22,757
Proceeds from convertible debt	—	2,049
Repayment on notes payable	(16,284)	(25,652)
Repayment on bonds payable	(85)	—
Repayment on convertible debt	—	(6,849)
Proceeds from lines of credit	—	28,310
Repayment on lines of credit	—	(34,944)
Debt issuance costs	(315)	(598)
Exercise of options and warrants	—	1,791
Proceeds from preferred stock issuances, net	6,780	34,323
Repurchase of common stock	(523)	—
Repurchase of preferred stock	(48)	—
Dividends on common stock	—	(3,276)
Dividends on preferred stock	(7,335)	(5,208)
Net cash (used in) provided by financing activities—continuing operations	(8,001)	12,703
Net cash used in financing activities—discontinued operations	(1,398)	(12,757)
Net cash used in financing activities	(9,399)	(54)
Net change in cash and cash equivalents	11,325	(8,015)
Cash and cash equivalents at beginning of period	2,720	10,735
Cash and cash equivalents at end of period	$14,045	$2,720
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$6,126	$8,367
Income taxes	$—	$8
Supplemental Disclosure of Non-Cash Activities:
Issuance of seller note	$3,000	$—
Repayment on notes payable - sale of Arkansas Facilities	$35,176	$—
Notes repaid by setoff of amounts owed to the Company by noteholders	$—	$5,651
Notes issued in conjunction with financing of exit fees	$—	$680
Cancellation of insurance premium financing	$—	$721
Gain on extinguishment of exit fee note	$185	$—
Cashless exercise of warrants	$135	$—
  See accompanying notes to consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
AdCare Health Systems, Inc. (“AdCare”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term healthcare and senior living. Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2016, the Company owned, leased, or managed for third parties 29 facilities primarily in the Southeast. The operators of the Company's facilities provide a range of health care services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

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

The Company leases its currently-owned healthcare properties, and subleases its currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the properties including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual escalation clauses. As a result of the Transition, the Company now has many of the characteristics of a real estate investment trust ("REIT") and is now focused on the ownership, acquisition and leasing of healthcare related properties. The Board is analyzing and considering: (i) whether and, if so, when, we could satisfy the requirements to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”); (ii) the structural and operational complexities which would need to be addressed before we could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if we were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated federal net operating loss carryforwards of approximately $65.1 million as of December 31, 2016. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

As of December 31, 2016, the Company owns, leases, or manages 29 facilities primarily in the Southeast. Of the 29 facilities, the Company: (i) leased 14 owned and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased one owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 - Leases for a full description of the Company's leases).
Basis of Presentation
The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include the self-insurance reserve for professional and general liability, allowance for doubtful accounts, contractual allowances for Medicaid, Medicare, and managed care reimbursements, deferred tax valuation allowance, fair value of employee and nonemployee stock based awards, fair value estimation methods used to determine the assigned fair value of assets and liabilities acquired in acquisitions, valuation of goodwill and other long-lived assets, and cash flow projections. Actual results could differ materially from those estimates.
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
Arrangements with other business enterprises are evaluated, and those in which AdCare is determined to have controlling financial interest are consolidated. Guidance is provided by FASB ASC Topic 810-10, "Consolidation—Overall", which includes consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance includes controlling financial interests that may be achieved through arrangements that do not involve voting interests. In absences of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds the power to direct and right to receive benefits of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.
The Company has evaluated and concluded that as of December 31, 2016, they have no relationship with a variable interest entity ("VIE") in which they are the primary beneficiary required to consolidate the entity.
Reclassifications
Certain reclassifications have been made to the 2015 financial information to conform to the 2016 presentation with no effect on the Company's consolidated financial position or results of operations. Reclassifications were made to the Balance Sheet as of December 31, 2015 to reflect adoption of Accounting Standards Update ("ASU") 2015-03, which requires debt issuance costs to be presented as a direct reduction from the carrying debt amount, and consolidated statements of cash flows for the year ended December 31, 2015 to reflect the 2016 presentation of items within "Changes in operating assets and liabilities".
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

At December 31, 2016, the Company allowed for approximately $7.5 million on approximately $8.4 million of gross patient care related receivables primarily from our operations before completion of our Transition. Allowance for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. All patient care receivables exceeding 365 days are fully allowed at December 31, 2016. The increase in the reserves for patient care is primarily included in discontinued operations.
Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, restricted investments, accounts receivable and straight-line rent receivables. Cash and cash equivalents, restricted cash and restricted investments are held with various financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions which management believes limits the risk.
Accounts receivable are recorded at net realizable value. The Company performs ongoing evaluations of its tenants and significant third-party payors with which they contract, and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential losses. Delinquent accounts receivable are charged against the allowance for doubtful accounts once collection has been determined to be unlikely. Accounts receivable are considered past due and placed on delinquent status based upon contractual terms as well as how frequently payments are received, on an individual account basis.
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
Leases and Leasehold Improvements
The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2016, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. The lease term is also used to provide the basis for establishing depreciable lives for leasehold improvements.
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
The Company's indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. For the year ended December 31, 2016 the test results indicated no impairment necessary.

Deferred Financing Costs
The Company records deferred financing costs associated with debt obligations as direct reduction from the carrying amount of the debt liability. Costs are amortized over the term of the related debt using the straight-line method and are reflected as interest expense. The straight-line method yields results substantially similar to those that would be produced under the effective interest rate method.
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
Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements. The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheets. The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company's tax returns filed for the 2013 through 2016 tax years are still subject to potential examination by taxing authorities.
In early 2014, the Internal Revenue Service ("IRS") initiated an examination of the Company's income tax return for the 2011 income tax year. On May 7, 2014, the IRS completed and closed the examination and no changes were required to the Company's 2011 income tax return.
In October 2014, the Georgia Department of Revenue ("GDOR") initiated an examination of the Company's Georgia income tax returns and net worth returns for the 2010, 2011, 2012, and 2013 income tax years, which was closed during 2016, with no adjustments required to the filed tax returns. The Company is not currently under examination by any other major income tax jurisdiction.
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

Self-Insurance
The Company was self-insured for employee medical claims (in all states except for Oklahoma, where the Company participates in the Oklahoma state subsidy program) and had a large deductible workers' compensation plan (in all states except for Ohio, where workers' compensation is covered under a premium-only policy provided by the Ohio Bureau of Workers' Compensation). Additionally, the Company maintains insurance programs, including general and professional liability, property, casualty, directors' and officers' liability, crime, automobile and employment practices liability.
In July 2014, the Board approved and commenced the Transition. In 2015, the insurance programs described above changed in order to address the different needs of the Company as a result of the Transition. The Company's workers compensation plan transitioned from a high deductible to a guaranteed cost program in February 2015. As of December 31, 2016, claims incurred but not reported or unsettled claims for the legacy self-insured employee medical plan and the large deductible workers' compensation plan are recognized as a liability in the consolidated financial statements.
Professional liability insurance was provided to facilities operations up until the date of transfer. Claims which were associated with prior operations of the Company but not reported as of the transition date were self-insured.
The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (v) the status and likely success of any mediation or settlement discussions; and (vi) the venues in which the actions have been filed or will be adjudicated. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions accordingly. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the legal costs actually incurred in litigating the pending actions. Since these reserves are based on estimates the actual expenses we incur may differ from the amount reserved. See Note 8 - Accrued Expenses.
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
In April 2014, the FASB issued ASU 2014-08, which amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU should be applied prospectively and is effective for the Company for the 2015 annual and interim reporting periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company adopted this ASU as of January 1, 2015.
In May 2014, the FASB issued ASU 2014-09, guidance which requires revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The new standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The new guidance does not affect the recognition of revenue from leases. In August 2015, the FASB delayed the effective date of the new revenue standard by one year. As a result, this new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.
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

In November 2015, the FASB issued ASU 2015 - 17, under the simplification and productivity initiative for presentation of deferred income tax liabilities and assets. This guidance simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. The update does not amend the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual reporting period and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected to early adopt, prospectively, the new guidance as of the balance sheet date. At December 31, 2015, the adoption resulted in a reclassification from current to noncurrent deferred tax assets of $6.2 million before consideration of the related valuation allowance, with the net amount presented as noncurrent deferred tax liability. The Company did not have any reclassifications of the deferred tax liability amounts. Prior periods are not retrospectively adjusted under the prospective adoption.

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

In March 2016, the FASB issued ASU 2016-09, which amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be applied prospectively as of the earliest date practicable. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our Consolidated Statements of Cash Flows.
In November 2016, the FASB issued ASU 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted using a retrospective transition method to each period presented. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.
NOTE 2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of shares of common stock outstanding (which includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive). Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For 2016 and 2015, potentially dilutive securities of 4.4 million and 4.5 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.

The following table provides a reconciliation of net loss for continuing and discontinued operations and the number of shares used in the computation of both basic and diluted earnings per share:

	Year Ended December 31,
	2016			2015
(Amounts in 000's, except per share data)	Income (loss)	Shares (1)	Per Share	Loss	Shares (1)	Per Share
Continuing Operations:
Income (loss) from continuing operations	$5,966			$(17,811)
Preferred stock dividends	(7,335)			(5,208)
Basic loss from continuing operations	$(1,369)	19,892	$(0.07)	$(23,019)	19,680	$(1.17)
Diluted loss from continuing operations	$(1,369)	19,892	$(0.07)	$(23,019)	19,680	$(1.17)
Discontinued Operations:
Loss from discontinued operations	$(13,428)			$(4,892)
Net loss attributable to noncontrolling interests	—			815
Basic Loss from discontinued operations attributable to the Company	$(13,428)	19,892	$(0.67)	$(5,707)	19,680	$(0.29)
Diluted Loss from discontinued operations attributable to the Company	$(13,428)	19,892	$(0.67)	$(5,707)	19,680	$(0.29)
Net Loss Attributable to AdCare:
Basic loss	$(14,797)	19,892	$(0.74)	$(28,726)	19,680	$(1.46)
Diluted loss	$(14,797)	19,892	$(0.74)	$(28,726)	19,680	$(1.46)

(1)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	December 31,
(Amounts in 000’s)	2016	2015
Stock options	355	267
Common stock warrants - employee	1,450	1,559
Common stock warrants - nonemployee	437	492
Shares issuable upon conversion of convertible debt	2,165	2,165
Total shares	4,407	4,483
NOTE 3. LIQUIDITY AND PROFITABILITY
Sources of Liquidity

The Company continues to undertake measures to grow its operations and to streamline its cost infrastructure by: (i) increasing future lease revenue through acquisitions and investments in existing properties; (ii) modifying the terms of existing leases; (iii) refinancing or repaying debt to reduce interest costs and mandatory principal repayments; and (iv) reducing general and administrative expenses.

At December 31, 2016, the Company had $14.0 million in cash and cash equivalents as well as restricted cash of $5.5 million. Management anticipates access to several sources of liquidity, including cash flows from operations and cash on hand. Management holds routine ongoing discussions with existing lenders and potential new lenders to refinance current debt on a longer term basis and, in recent years, has refinanced shorter term acquisition debt, including seller notes, with traditional longer term mortgage notes, many of which have been executed under government guaranteed lending programs. Historically, the Company has raised capital through other sources of unsecured debt and junior forms of capital, including issuances of preferred stock and convertible debt.

On April 13, 2015 and June 2, 2015, the Company issued 575,000 and 588,235 shares, respectively, of the Company's 10.875% Series A Cumulative Redeemable Preferred Stock, no par value per share and a liquidation preference of $25.00 per share (the “Series A Preferred Stock”), at a public offering of $25.75 and $25.50 per share respectively, in "best-efforts" underwritten registered public offerings. In connection therewith, the Company received net cash proceeds of approximately $13.5 million and $14.1 million, respectively, after the payment of underwriting commissions and discounts and other offering expenses payable by the Company.

On July 21, 2015, the Company entered into At Market Issuance Sales Agreements with two agents, pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of the Series A Preferred Stock, in an “at-the-market” offering program ("ATM"). As of December 31, 2015, the Company sold 313,695 shares of Series A Preferred Stock under the ATM, generating net proceeds to the Company of approximately $6.7 million.

During the year ended December 31, 2016, the Company sold 336,905 shares of the Series A Preferred Stock, generating net proceeds to the Company of approximately $6.8 million and sold no shares of Series A Preferred Stock under the ATM during the fourth quarter of 2016. Since the inception of the ATM in July 2015 and through December 31, 2016, the Company sold 650,600 shares of Series A Preferred Stock under the ATM, generating net proceeds to the Company of approximately $13.5 million (see Note 12 - Common and Preferred Stock). The Company ceased sales under the ATM in September 2016, and will not engage in any additional sales of the Series A Preferred Stock while any preferred share repurchase program is in effect (see Note 19 - Subsequent Events).

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

On September 19, 2016, the Company obtained an option to extend the maturity date of the credit facility entered into in September 2013 between a certain wholly-owned subsidiary of the Company and Housing & Healthcare Funding, LLC (the "Quail Creek Credit Facility") from September 2017 to September 2018, which option management intends to exercise. There is no assurance that we will be able to refinance or further extend the maturity date of this credit facility on terms that are favorable to the Company or at all.

On September 29, 2016, the Company closed on HUD-guaranteed financing in the amount of $3.7 million, which refinanced approximately $3.1 million in debt previously owed by a certain-wholly owned subsidiary of the Company to The PrivateBank and Trust Company (the "PrivateBank"), with respect to the Company’s facility located in Georgetown, South Carolina (the “Georgetown Facility”)

On October 6, 2016, the Company completed the sale of nine facilities located in Arkansas (the "Arkansas Facilities") for a total sales price of $55.0 million, which sale price consisted of: (i) cash consideration of $52.0 million (of which $35.2 million was accounted for as a net cashless transfer of assets for debt liabilities); and (ii) a promissory note in the amount of $3.0 million (the “Skyline Note”). Proceeds to the Company from the sale of the Arkansas Facilities exceeded related obligations by approximately $23.0 million.

On October 6, 2016, in conjunction with the sale of the Arkansas Facilities, the Company repaid $2.4 million of debt associated with the Company’s facility located in College Park, Georgia (the “College Park Facility”).

On December 14, 2016, the Company closed on HUD-guaranteed financing in the amount of $5.9 million, which refinanced approximately $5.9 million in debt previously owed by a certain-wholly owned subsidiary of the Company to the PrivateBank (the “Sumter Credit Facility”) with respect to the Company’s facility located in Sumter, South Carolina (the “Sumter Facility”).

On June 18, 2016, a subsidiary of the Company entered into a new master sublease agreement (the “Peach Health Sublease”) with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”), providing that Peach Health Sublessee would take possession of the facilities (the “Peach Facilities”) subleased to affiliates of New Beginnings Care, LLC (“New Beginnings”) prior to their bankruptcy. The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the

“Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”). Rent for the Savannah Beach Facility, the Oceanside Facility, and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; but such rent is only $1 per month for the Oceanside and Jeffersonville Facilities until the date such facilities are recertified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) or April 1, 2017, whichever first occurs (the “Rent Commencement Date”). The Oceanside and Jeffersonville Facilities were recertified by CMS in February 2017 and December 2016, respectively. In addition, with respect to the Oceanside and Jeffersonville Facilities, Peach Health Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%. In the event that the Savannah Beach Facility is decertified due to any previous non-compliance attributable to New Beginnings, rent for such facility will revert to $1 a month until it is recertified along with the other facilities. The Company also provided Peach Health with a $1.0 million line of credit to be used for working capital and capital expenditure needs (the “Peach Line” or "Peach Note"). As of December 31, 2016, Peach Health had borrowed approximately $0.7 million under the Peach Line.

On January 10, 2017, the Company repurchased $6.7 million of its 10% convertible subordinated notes due April 30, 2017 pursuant to a cash tender offer for any and all of such outstanding convertible promissory notes (the "Tender Offer"). (See Note 19 -Subsequent Events).

Cash Requirements

At December 31, 2016, the Company had $80.0 million in indebtedness of which the current portion is $13.2 million. This current portion is comprised of the following components: (i) convertible debt of $9.2 million; and (ii) remaining debt of approximately $4.1 million which includes senior debt - bond and mortgage indebtedness (for a complete listing of our debt see Note 9 - Notes Payable and Other Debt). Subsequent to December 31, 2016, the Company repurchased $6.7 million in convertible debt pursuant to the Tender Offer using proceeds from the sale of the Arkansas Facilities.

The Company anticipates net principal disbursements of approximately $13.2 million, which includes $9.1 million of convertible debt ($6.7 million of which was repaid as part of the Tender Offer in January 2017), approximately $0.5 million of payments on shorter term vendor notes, $1.8 million of routine debt service amortization, and a $1.7 million payment of other debt which is inclusive of anticipated proceeds on refinancing of one facility in Oklahoma of approximately $1.2 million. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at December 31, 2016, the Company has approximately $19.3 million of debt maturities due over the next two year period ending December 31, 2018. These debt maturities include the aforementioned $9.1 million of convertible promissory notes, which are convertible into shares of the common stock as well as $1.2 million for current maturities with respect to one facility located in Oklahoma. The Company believes its long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In November 2016, the Board approved two share repurchase programs (collectively, the "November 2016 Repurchase Program"), pursuant to which AdCare was authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. As of December 31, 2016, the Company had repurchased 2,300 shares of Series A Preferred Stock for approximately $48,000, including commissions and customary business expenses, at an average price of $20.97 (excluding commissions) per share and 133,316 shares of the common stock for $0.3 million at an average price of $1.54 per share. The Company suspended the November 2016 Repurchase Program in February 2017.

In the twelve months ended December 31, 2016, the Company repurchased 150,000 shares of common stock pursuant to the share repurchase program announced on November 12, 2015 (the “November 2015 Repurchase Program”) at an average purchase price of approximately $2.05 per share, exclusive of commissions and related fees, for a net disbursement of approximately $0.2 million. Pursuant to the November 2015 Repurchase Program, the Company was authorized to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period. The Repurchase Program expired in accordance with its terms upon completion of such twelve-month period on November 12, 2016.

The Company is a defendant in a total of 44 professional and general liability cases. The claims generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets, of $6.9 million and $0.2 million at December 31, 2016, and December 31, 2015, respectively. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgement. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions accordingly. Anticipated costs associated with such litigation are reflected in the $6.9 million accrual and are expected to be paid over time as litigation continues. The duration of such legal proceedings could be greater than one year subsequent to the year ended December 31, 2016, however management cannot reliably estimate the exact timing of payments. The Company expects to finance litigation and potential indemnity costs through cash on hand as well as other sources as described above.

During the twelve months ended December 31, 2016, the Company generated negative cash flow from operations and anticipates positive cash flow from operations in 2017. In order to satisfy the Company’s capital needs, the Company seeks to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt or equity securities; and (iii) increase operating cash flows through acquisitions. The Company anticipates that these actions, if successful, will provide the opportunity to maintain its liquidity, thereby permitting the Company to better meet its operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful. Management’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and Series A Preferred Stock on the NYSE MKT.

NOTE 4. RESTRICTED CASH AND INVESTMENTS
The following presents the Company's various restricted cash, escrow deposits and investments:

	December 31,
Amounts in (000's)	2016	2015
Cash collateral and certificates of deposit	$260	$7,687
Replacement reserves	811	950
Escrow deposits	529	532
Total current portion	1,600	9,169

Restricted investments for debt obligations	2,274	2,264
HUD and other replacement reserves	1,590	1,294
Total noncurrent portion	3,864	3,558
Total restricted cash and investments	$5,464	$12,727
Cash collateral and certificates of deposit—In securing mortgage financing from certain lending institutions, the Company and certain of its wholly-owned subsidiaries are required to deposit cash and/or certificates of deposit to be held as collateral in accordance with the terms of the loan agreements.
Replacement reserves—Cash reserves set aside for non-critical building repairs to be completed within the next 12 months, pursuant to loan agreements.
Escrow deposits—In connection with financing secured through our lenders, several wholly-owned subsidiaries of the Company are required to make monthly escrow deposits for taxes and insurance.
Restricted investments for debt obligations—In compliance with certain financing and insurance agreements, the Company and certain wholly-owned subsidiaries of the Company are required to deposit cash held as collateral by the lender or in escrow with certain designated financial institutions.
HUD and other replacement reserves—The regulatory agreements entered into in connection with the financing secured through HUD require monthly escrow deposits for replacement and improvement of the HUD project assets.

NOTE 5. PROPERTY AND EQUIPMENT
The following table sets forth the Company’s property and equipment excluding $1.2 million classified as assets held for sale at December 31, 2015:

		December 31,
(Amounts in 000's)	Estimated Useful Lives (Years)	2016	2015
Buildings and improvements	5 - 40	$84,108	$128,912
Equipment and computer related	2 - 10	12,286	16,469
Land	—	3,988	7,128
Construction in process	—	602	390
		100,984	152,899
Less: accumulated depreciation and amortization		(21,816)	(26,223)
Property and equipment, net		$79,168	$126,676

For the twelve months ended December 31, 2016 and 2015, total depreciation and amortization expense was $5.3 million and $7.3 million, respectively. There were no amounts of total depreciation and amortization expense recognized in Loss from discontinued operations, net of tax during the twelve month period ended December 31, 2016. Total depreciation and amortization expense excludes $0.1 million during the twelve month period ended December 31, 2015, that is recognized in Loss from discontinued operations, net of tax.

During the twelve months ended December 31, 2016, the Company recorded no impairments in Property and equipment, net. We recognized approximately $21.0 thousand impairment for an office located in Roswell, Georgia as part of the sale from amounts previously recorded in Assets of disposal group held for sale (see Note 11 - Discontinued Operations).

On October 6, 2016, the Company completed the sale of the Arkansas Facilities, together with substantially all of the fixtures, equipment, furniture and other assets relating to such facilities (see Note 11 - Discontinued Operations).

During the twelve months ended December 31, 2015, the Company recognized impairment charges of approximately $0.5 million and $0.1 million to write down the carrying value of its two office buildings located in Roswell, Georgia and one office building located in Rogers, Arkansas, respectively. The assets and liabilities of the office buildings are included in Assets and Liabilities Held for Sale as of December 31, 2015 , with all sales completed during 2016 (see Note 11 - Discontinued Operations).

NOTE 6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following:

(Amounts in 000's)	Bed Licenses (included in property and equipment)	Bed Licenses— Separable	Lease Rights	Total
Balances, January 1, 2015
Gross	$35,690	$2,471	$7,406	$45,567
Accumulated amortization	(3,587)	—	(3,319)	(6,906)
Net carrying amount	$32,103	$2,471	$4,087	$38,661

Dispositions
Gross	—	—	(525)	(525)
Accumulated amortization	—	—	525	525
Amortization expense	(1,173)	—	(667)	(1,840)
Reclass to held for sale
Gross	—	—	—	—
Accumulated amortization	—	—	—	—

Balances, December 31, 2015
Gross	35,690	2,471	6,881	45,042
Accumulated amortization	(4,760)	—	(3,461)	(8,221)
Net carrying amount	30,930	2,471	3,420	36,821

Dispositions
Gross	(12,879)	—	—	(12,879)
Accumulated amortization	2,123	—	—	2,123
Amortization expense	(846)	—	(666)	(1,512)

Balances, December 31, 2016
Gross	$22,811	$2,471	$6,881	$32,163
Accumulated amortization	(3,483)	—	(4,127)	(7,610)
Net carrying amount	$19,328	$2,471	$2,754	$24,553

Amortization expense for bed licenses is included in property and equipment depreciation and amortization expense (see Note 5 - Property and Equipment).

Estimated amortization expense for all finite-lived intangibles for each of the future years ending December 31 is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2017	$683	$667
2018	683	667
2019	683	667
2020	683	482
2021	683	203
Thereafter	15,913	68
Total	$19,328	$2,754
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015.

(Amounts in 000's)
Balances, January 1, 2015
Goodwill	$5,023
Accumulated impairment losses	(799)
Total	$4,224

Impairment losses	(41)
Net change during year	(41)

Balances, December 31, 2015
Goodwill	$5,023
Accumulated impairment losses	(840)
Total	$4,183

Disposals	(2,078)
Net change during year	(2,078)

Balances, December 31, 2016
Goodwill	$2,945
Accumulated impairment losses	(840)
Total	$2,105
On July 1, 2015, the Company completed the sale of its Bentonville Manor Nursing Home, 83-bed skilled nursing facility located in Bentonville, Arkansas ("Bentonville") for approximately $3.4 million net of closing costs. The Company wrote off the remaining goodwill of $0.04 million at the time of sale. For the year ended December 31, 2016, the Company determined that no other impairment adjustments were necessary for goodwill. The Company does not amortize goodwill or indefinite lived intangibles, which consist of separable bed licenses.
On October 6, 2016, the Company completed the sale of the Arkansas Facilities and disposed of $2.1 million of goodwill (see Note 11 - Discontinued operations).

NOTE 7. LEASES
Operating Leases
The Company leases a total of eleven skilled nursing facilities from unaffiliated owners under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Atlanta and Suwanee, Georgia. The Atlanta office space is subleased to a third-party entity.
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
Pursuant to the Second Amendment: (i) Lessor consented to ADK’s sublease of the Georgia Facilities to a third-party tenant and ADK agreed to obtain Lessor’s consent prior to any future sublease of any of the Georgia Facilities; and (ii) the Company executed a lease guaranty for the benefit of Lessor whereby the Company guaranteed the performance of all of ADK’s obligations under the Prime Lease. In connection with such guaranty, the Company also consented to being primarily responsible for all of ADK’s obligations under the Prime Lease, thereby allowing Lessor to proceed directly against the Company, without having taken any prior action against ADK, should ADK be in default under the Prime Lease.
On September 9, 2015 ADK and Lessor entered into a third amendment to the Prime Lease whereby commencing on July 1, 2016 and continuing during lease years two through five, rent increases at 2.0% annually and then increases at 2.5% annually for the remainder of the lease term.
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

Future Minimum Lease Payments
Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2017	$8,126
2018	8,308
2019	8,492
2020	8,671
2021	8,830
Thereafter	46,456
Total	$88,883
Leased and Subleased Facilities to Third-Party Operators
In connection with the Company's transition to a self-managed real estate investment company, 26 facilities (15 owned by us and 11 leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
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

On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”), for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “ HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and at December 31, 2015 and December 31, 2016, had an outstanding principal amount of $1.7 million and $1.0 million respectively and matured on December 31, 2015. The Company received $0.7 million in partial repayment of the HAH Note during the second quarter of 2016. The Company is currently seeking the repayment of the remaining balance of the HAH Note and expects repayment.

Lease of Arkansas Facilities. From February 5, 2016 to October 6, 2016, nine wholly-owned subsidiaries of the Company (each, a “Skyline Lessor”) leased the Arkansas Facilities to Skyline Healthcare LLC (“Skyline”), or an affiliate of Skyline (the “Skyline Lessee”), pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”). The term of the Skyline Lease commenced on April 1, 2016. The initial lease term of the Skyline Lease was fifteen (15) years with two (2) separate renewal terms of five (5) years each. The Skyline Lease provided for annual rent in the first year of $5.4 million, and an annual rent escalator of 2.5% each year during the initial term and any subsequent renewal terms. Skyline guaranteed the obligations of its affiliates.

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

On April 22, 2016, the Purchaser delivered notice to the Company of its intent to exercise its option to purchase the Arkansas Facilities. Pursuant to such purchase option, on May 10, 2016, the Skyline Lessors and the Purchaser entered into a Purchase and Sale Agreement (the “Purchase Agreement”) whereby the Skyline Lessors agreed to sell, and the Purchaser agreed to buy, the Arkansas Facilities, together with all improvements, fixtures, furniture and equipment pertaining to such facilities (except for certain leased business equipment) and the Skyline Lessors’ intangible assets (including intellectual property) relating to the operation of the nursing home business at such facilities, for an aggregate purchase price of $55.0 million. Pursuant to the Purchase Agreement the purchase price consisted of: (i) a deposit of $1.0 million deposited by the Purchaser with an escrow agent at the time of the Purchaser’s exercise of the purchase option; (ii) cash consideration of $51.0 million to be paid at closing; and (iii) the Skyline Note from the Purchaser in favor of the Skyline Lessors with a principal amount of $3.0 million, to be executed and delivered at closing. For further information, see Note 3 - Liquidity and Profitability.

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

On October 6, 2016, the Company completed the sale of the Arkansas Facilities to the Purchaser pursuant to the Purchase Agreement, as amended (see Note 11 - Discontinued Operations).

New Beginnings. On January 22, 2016, New Beginnings filed petitions to reorganize its finances under the U.S. Bankruptcy Code. New Beginnings operated the Oceanside Facility, the Savannah Beach Facility and the Jeffersonville Facility (collectively, the “New Beginnings Facilities”) pursuant to a master lease dated November 3, 2015, with the Company. The Jeffersonville Facility was decertified by CMS in February 2016 for deficiencies related to its operations and maintenance of the facility and in May 2016, a Notice of Involuntary Termination from CMS was issued to New Beginnings indicating that its operations at the Oceanside Facility were not in substantial compliance with CMS Requirements. From January 1, 2016 until June 4, 2016, New Beginnings paid de minimis rent for the Oceanside and Savannah Beach Facilities and did not pay rent for the Jeffersonville Facility.

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

Peach Health. On June 18, 2016, ADK entered into the Peach Health Sublease with Peach Health Sublessee, providing that Peach Health Sublessee would take possession of the Peach Facilities and operate them as a subtenant.

The Peach Health Sublease became effective for the Jeffersonville Facility, on June 18, 2016 and for the Savannah Beach and Oceanside Facilities on July, 13, 2016 (the date on which ADK accepted possession of the facilities from New Beginnings).
The Peach Health Sublease is structured as a triple net lease, except that ADK assumes responsibility for the cost of certain deferred maintenance at the Savannah Beach Facility and capital improvements that may be necessary for Peach Health Sublessee to recertify the Oceanside and Jeffersonville Facilities with CMS so they are eligible for Medicare and Medicaid reimbursement. The term of the Peach Health Sublease for all three Peach Facilities expires on August 31, 2027.
As of December 31, 2016, the Company has invested $0.8 million in the Oceanside and Jeffersonville Facilities.
Rent for the Savannah Beach Facility, the Oceanside Facility and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively. In addition, with respect to the Oceanside and Jeffersonville Facilities, Peach Health Sublessee is entitled to $1 per month rent until the first month after recertification by CMS and three months thereafter and, following such three-month period, five months of rent discounted by 50%. In addition, in the event that the Savannah Beach Facility is decertified due to any previous non-compliance attributable to New Beginnings, rent for such facility will revert to $1 a month until it is recertified along with the other facilities. The annual rent for each of the Peach Facilities will escalate at a rate of 3% each year pursuant to the Peach Health Sublease.
Under the terms of the Peach Health Sublease, Peach Health Sublessee agreed to use its best efforts to pursue recertification of the Jeffersonville and Oceanside Facilities with CMS as soon as possible. In connection therewith, Peach Health Sublessee created an operating plan for such recertification, including a timetable and estimate of funds required from ADK for capital improvements for each such facility and submitted such plan to ADK for approval within sixty days of the commencement date of the Peach Health Sublease (a “Recertification Plan”). During the third quarter of 2016, the parties reached agreement on the terms of the Recertification Plan for both facilities.
On December 20, 2016, the Jeffersonville Facility was recertified by CMS and received a new Medicare/Medicaid provider contract. For further information regarding the recertification of the Oceanside Facility, see Note 19 - Subsequent Events.

In connection with the Peach Health Sublease, the Company has extended to Peach Health Sublessee a working capital line of credit of up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with interest accruing on the unpaid balance under the Peach Line at an interest rate of 13.5% per annum. The entire principal amount due under the Peach Line, together with all accrued and unpaid interest thereunder, shall be due one year from the date of the first disbursement. The Peach Line is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Peach Health Sublessee. At December 31, 2016, there was a $0.7 million outstanding balance on the Peach Line. On April 7, 2017, the Company modified certain terms of the Peach Note in connection with the Peach Health Sublesses’ securing a $2.5 million working capital loan from a third party lender (see Note 19 - Subsequent Events).

Future Minimum Lease Receivables
Future minimum lease receivables for each of the next five years ending December 31 are as follows:

(Amounts in 000's) (a)
2017	$20,744
2018	21,824
2019	22,299
2020	22,825
2021	23,402
Thereafter	132,193
Total	$243,287
(a) Recertification of the Jeffersonville and Oceanside Facilities occurred on December 20, 2016 and February 7, 2017, respectively.
The following is a summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company. The terms of each lease are structured as "triple-net" leases. Each lease contains specific rent escalation amounts ranging from 2.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities where the Company subleases, the renewal option in the sublease agreement is dependent on the Company's renewal of its lease agreement.

		Initial Lease Term
		Commencement	Expiration	Initial
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Beacon Health Management	8/1/2015	7/31/2025	$720
Eaglewood Care Center	Beacon Health Management	8/1/2015	7/31/2025	720
H&C of Greenfield	Beacon Health Management	8/1/2015	7/31/2025	360
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	900
The Pavilion Care Center	Beacon Health Management	8/1/2015	7/31/2025	360
Attalla Health Care	C.R. Management	12/1/2014	8/31/2030	1,080
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	840
College Park	C.R. Management	4/1/2015	3/31/2025	600
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	900
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,140
NW Nursing Center	Southwest LTC	12/31/2015	11/30/2025	300
Quail Creek	Southwest LTC	12/31/2015	11/30/2025	660
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	288
Mountain Trace Rehab	Symmetry Healthcare	6/1/2015	5/31/2030	648
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	770
Subtotal Owned Facilities (15)				$10,286
Leased
Covington Care	Beacon Health Management	8/1/2015	4/30/2025	$780
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	840
LaGrange	C.R. Management	4/1/2015	8/31/2027	960
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	324
Jeffersonville	Peach Health	6/18/2016	8/31/2027	636
Oceanside	Peach Health	7/13/2016	8/31/2027	432
Savannah Beach	Peach Health	7/13/2016	8/31/2027	252
Bonterra	Wellington Health Services	9/1/2015	8/31/2025	1,020
Parkview Manor/Legacy	Wellington Health Services	9/1/2015	8/31/2025	1,020
Powder Springs	Wellington Health Services	4/1/2015	8/31/2027	2,100
Tara	Wellington Health Services	4/1/2015	8/31/2027	1,800
Subtotal Leased Facilities (11)				$10,164
Total (26)				$20,450
(1) Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.
Our leases and subleases are by facility with tenants that are separate legal entities affiliated with the above operators. All facilities are skilled nursing facilities except for Eaglewood ALF which is an assisted living facility. All facilities have renewal provisions of one term of five years except facilities (Mountain Trace, Quail Creek, NW Nursing, Sumter Valley, and Georgetown) which have two renewal terms with each being five years. The leases also contain standard rent escalations that range from 2.0% to 3.0% annually.

NOTE 8. ACCRUED EXPENSES AND OTHER
Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2016	2015
Accrued employee benefits and payroll related	$442	$1,332
Real estate and other taxes	557	411
Self-insured reserve (1)	6,924	221
Accrued interest	251	484
Other accrued expenses	903	677
Total	$9,077	$3,125
(1) The Company self-insures against professional and general liability cases and uses a third party administrator and outside counsel to manage and defend the claims (see Note 15 - Commitments and Contingencies).

NOTE 9. NOTES PAYABLE AND OTHER DEBT
Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2016	2015
Senior debt—guaranteed by HUD (a)	34,473	25,469
Senior debt—guaranteed by USDA (a)	22,518	26,463
Senior debt—guaranteed by SBA (a)	2,319	3,548
Senior debt—bonds	7,145	7,230
Senior debt—other mortgage indebtedness	5,639	51,128
Other debt	1,063	2,638
Convertible debt (c)	9,200	9,200
Sub Total	82,357	125,676
Deferred financing costs	(2,196)	(2,712)
Unamortized discounts on bonds	(191)	(205)
Total	79,970	122,759
Less current portion	13,154	50,960
Less: portion included in liabilities of disposal group held for sale (b)	—	958
Notes payable and other debt, net of current portion	$66,816	$70,841

(a)  HUD, U.S. Department of Agriculture ("USDA"), U.S. Small Business Administration ("SBA").
(b) Includes no deferred financing costs at December 31, 2016 and December 31, 2015 respectively.
(c) On December 8, 2016, the Company announced the Tender Offer for any and all of its $7.7 million convertible subordinated notes due April 30, 2017. On January 10, 2017, the Company accepted for payment $6.7 million pursuant to the Tender Offer, (see Note 19 - Subsequent events).

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2016	December 31, 2015
Senior debt - guaranteed by HUD
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,434	$1,534
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,191	2,251
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,447	5,556
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,457	8,628
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,352	7,500
Georgetown (c)	Midland State Bank	01/10/2046	Fixed	2.98%	3,723	—
Sumter Valley (d)	Key Bank	01/01/2047	Fixed	3.70%	5,869	—
Total					$34,473	$25,469
Senior debt - guaranteed by USDA (e)
Attalla	Metro City	09/30/2035	Prime + 1.50%	5.50%	$7,189	$7,400
Coosa	Metro City	09/30/2035	Prime + 1.50%	5.50%	6,483	6,671
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,384	4,507
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,462	4,576
Homestead (b)	Square 1	10/14/2036	Prime + 1.00%	5.75%	—	3,309
Total					$22,518	$26,463
Senior debt - guaranteed by SBA
College Park	CDC	10/01/2031	Fixed	2.81%	$1,611	$1,697
Stone County (b)	CDC	07/01/2032	Fixed	2.42%	—	1,123
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	708	728
Total					$2,319	$3,548

(a)
Represents cash interest rates as of December 31, 2016 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(b) On October 6, 2016, the Company completed the sale of the Arkansas Facilities (see Note 11 - Discontinued Operations).
(c) On September 29, 2016, the Company closed a HUD-guaranteed financing in the amount of $3.7 million, maturing in 2046 and bearing an interest rate of 2.98% (interest rate excludes annual mortgage insurance premiums), which refinanced approximately $3.1 million in debt previously owed to the PrivateBank with respect to the Georgetown Facility.
(d) On December 14, 2016, the Company refinanced the Sumter Credit Facility with $5.9 million of new mortgage debt maturing in 2047 and bearing an interest rate of 3.70% (interest rate excludes annual mortgage insurance premiums). The HUD-guaranteed mortgage refinances $5.9 million of short term debt that bore an interest rate of 4.71% at September 30, 2016.

(e)
For the five skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 4% to 6% through 2016, which decline 1% each year capped at 1% for the remainder of the term.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2016	December 31, 2015
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,610	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	535	620
Total					$7,145	$7,230

(a)
Represents cash interest rates as of December 31, 2016 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(Amounts in 000’s)					December 31,	December 31,
Facility	Lender	Maturity	Interest Rate (a)		2016	2015
Senior debt - other mortgage indebtedness
Sumter Valley (c)	PrivateBank	09/01/2016	LIBOR + 4.25%	4.71%	$—	$5,123
Georgetown (g)	PrivateBank	09/01/2016	LIBOR + 4.25%	4.71%	—	4,026
Northridge (b)	PrivateBank (d)	09/01/2016	LIBOR + 4.25%	5.50%	—	4,230
Woodland Hills (b)	PrivateBank (d)	09/01/2016	LIBOR + 4.25%	5.50%	—	3,557
Abington/Cumberland (b)	PrivateBank (d)	09/01/2016	LIBOR + 4.25%	5.50%	—	4,029
Heritage Park (b)	PrivateBank (d)	09/01/2016	LIBOR + 3.50%	6.00%	—	3,370
River Valley (b)	PrivateBank (d)	09/01/2016	LIBOR + 3.50%	6.00%	—	3,989
Little Rock/West Markham (b), (f)	PrivateBank (d)	12/31/2016	LIBOR + 4.00%	6.00%	—	11,399
Quail Creek (e)	Congressional Bank	09/30/2017	LIBOR + 4.75%	5.75%	4,432	5,000
Northwest	First Commercial	12/31/2017	Prime	5.00%	1,207	1,285
Stone County (b)	Metro City	06/08/2022	Prime + 2.25%	6.25%	—	1,697
College Park (f)	Bank of Las Vegas	05/01/2031	Prime + 2.00%	6.25%	—	2,465
Hembree Rd. Building (h)	Fidelity Bank	12/01/2017	Fixed	5.50%	—	958
Total					$5,639	$51,128

(a)
Represents cash interest rates as of December 31, 2016 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.

(b)	On October 6, 2016, the Company completed the sale of the Arkansas Facilities (see Note 11 - Discontinued Operations).

(c)
On March 24, 2016, the Company obtained a lender commitment to extend the maturity date of the Sumter Credit Facility with PrivateBank from September 2016 to June 2017, subject to definitive documentation and certain closing conditions, which commitment expired on November 30, 2016. On June 13, 2016, the Company received a commitment to refinance the Sumter Credit Facility, subject to definitive documentation and certain closing conditions. On December 14, 2016, the Company refinanced existing mortgage debt with Key Bank on the Sumter Facility with $5.9 million of new mortgage debt maturing in 2047 and bearing an interest rate of 3.70% (interest rate excludes annual mortgage insurance premiums). The HUD-guaranteed mortgage refinances $5.9 million of short term debt that bore an interest rate of 4.71% at September 30, 2016.

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
(f) On October 6, 2016, the related debt was repaid with a portion of the net proceeds from the sale of the Arkansas Facilities (see Note 11 - Discontinued Operations).
(g) On September 29, 2016, the Company closed a HUD-guaranteed financing with Midland State Bank in the amount of $3.7 million, maturing in 2046 and bearing an interest rate of 2.98% (interest rate excludes annual mortgage insurance premiums), which refinanced approximately $3.1 million in debt previously owed to the PrivateBank with respect to the Georgetown Facility.

(h)
Debt included in liabilities of disposal group held for sale. On April 25, 2016, the Company completed the sale of the related office building located in Roswell, Georgia (see Note 11 - Discontinued Operations).

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2016	December 31, 2015
Other debt
First Insurance Funding	02/28/2017	Fixed	3.99%	$20	$14
Key Bank	10/17/2017	Fixed	0.00%	496	680
Reliant Rehabilitation	11/15/2016	Fixed	7.00%	—	944
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	547	1,000
Total				$1,063	$2,638

(Amounts in 000’s)
Facility	Conversion price	Maturity	Interest Rate (a)		December 31, 2016	December 31, 2015
Convertible debt
Issued July 2012	$4.25	10/31/2017	Fixed	10.00%	$1,500	$1,500
Issued March 2015 (b)	$4.25	04/30/2017	Fixed	10.00%	7,700	7,700
Total					$9,200	$9,200
(a) Represents cash interest rates as of December 31, 2016. The rates exclude amortization of deferred financing costs which range from 0.08% to 1.92% per annum.
(b) On December 8, 2016, the Company announced the Tender Offer for any and all of its $7.7 million convertible subordinated notes due April 3, 2017. On January 10, 2017, the Company accepted for payment $6.7 million pursuant to the Tender Offer (see Note 19 - Subsequent Events).
Scheduled Maturities
The schedule below summarizes the scheduled maturities as of December 31, 2016 for each of the next five years and thereafter.

Amounts in (000's)
2017	$13,218
2018	6,108
2019	1,844
2020	1,937
2021	2,030
Thereafter	57,220
Subtotal	82,357
Less: unamortized discounts	(191)
Less: deferred financing costs (1)	(2,196)
Total notes and other debt	$79,970
(1) Approximately $0.1 million of deferred financing is recorded in "Current portion of convertible debt, net" on the Consolidated Balance sheets.
Debt Covenant Compliance
As of December 31, 2016, the Company has approximately thirty-eight credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on subsidiary level (i.e. facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods, including as of December 31, 2016, the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.
The Company’s credit-related instruments were all in financial compliance as of December 31, 2016.
Included in several of the Company’s various loan agreements are administrative covenants requiring that a set of audited financial statements be provided of the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”). For the year ended December 31, 2016, management has either received a waiver for all such Administrative Covenants or has applied a 30-day cure provision, as provided in the loan agreements.
Revolving Credit Facilities and Lines of Credit
Contemporary Healthcare
On August 17, 2012, in conjunction with the acquisition of the Companions Specialized Care Center, a 121-bed skilled nursing facility located in Tulsa, Oklahoma (“Companions”), a wholly owned subsidiary of the Company entered into a Loan Agreement with Contemporary Healthcare Capital LLC ("Contemporary") and issued a promissory note in favor of Contemporary with a principal amount of $0.6 million maturing on August 20, 2015 with an annual interest rate of 9.0%. On May 14, 2015, the outstanding principal amount of $0.2 million under loan was repaid in full.
Gemino-Northwest Credit Facility
On May 30, 2013, NW 61st Nursing, LLC (“Northwest”), a wholly owned subsidiary of the Company, entered into a senior-secured revolving credit facility with Gemino Healthcare Finance, LLC with principal amount of $1.0 million. Interest accrued on the principal balance thereof at an annual rate of 4.75% plus the current LIBOR rate. Northwest also paid to Gemino: (i) a collateral monitoring fee equal to 1.0% per annum of the daily outstanding balance of the facility; and (ii) a fee equal to 0.5% per annum of the unused portion of the facility. The facility was secured by a security interest in the accounts receivable of the Northwest facility. AdCare had unconditionally guaranteed all amounts owing under the Northwest Credit Facility. On April 30, 2015, the outstanding principal amount of $1.0 million under the facility was repaid in full.
Gemino-Bonterra Credit Facility
On April 27, 2011, ADK Bonterra/Parkview, LLC, a wholly owned subsidiary of the Company entered into a senior secured credit facility for up to $2.0 million with Gemino. Interest accrued on the principal balance outstanding at an annual rate equal to the LIBOR rate plus an applicable margin of 4.75% to 5.00%, which fluctuated depending upon the principal amount outstanding. On July 1, 2015, the outstanding principal amount of $0.4 million under the facility was repaid in full.
PrivateBank Credit Facility
During 2015, certain wholly owned subsidiaries (the “PrivateBank Borrowers”) the Company entered into a number of loan modifications with the PrivateBank, which modified that certain Loan Agreement, dated September 20, 2012, between the certain affiliates of the Company, PrivateBank and the Company, as guarantor (as amended, the “PrivateBank Credit Facility”). Under these modifications :(i) PrivateBank consented to the transfer of operations to new operators and the amendment of the related leases; (ii) the outstanding amount owing under the PrivateBank Credit Facility was reduced from $8.8 million to $1.8 million. In December 2015, the PrivateBank Credit Facility was repaid in full and as of December 31, 2016: (i) there were no cash borrowings outstanding under the PrivateBank Credit Facility and (ii) the Company had $0.4 million of outstanding letters of credit related to this credit facility.
PrivateBank-Woodland Nursing and Glenvue Nursing Credit Facility
On September 24, 2014, certain wholly-owned subsidiaries of the Company entered into a Loan and Security Agreement with PrivateBank. The facility provided for a $1.5 million principal amount senior secured revolving credit facility. In the fourth quarter of 2015, the Woodland Nursing and Glenvue Nursing Credit Facility was repaid in full and the Company terminated and closed the facility.

Senior Debt-Guaranteed by HUD
Autumn Breeze
On December 17, 2014, Mt. Kenn Property Holdings, LLC (“Mt. Kenn”), a wholly owned subsidiary of the Company, entered into a Mortgage and Deed of Trust Agreement (the “Mt. Kenn Credit Facility”), with KeyBank National Association ("KeyBank"). The Mt. Kenn Credit Facility provides for a $7.6 million principal amount secured credit facility.
The Mt. Kenn Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Mt. Kenn Facility. HUD has insured all amounts owing under the Mt. Kenn Credit Facility. The Mt. Kenn Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, KeyBank may, after receiving the prior written approval of HUD, terminate the Mt. Kenn Credit Facility and all amounts under the Mt. Kenn Credit Facility will become immediately due and payable. In connection with entering into the Mt. Kenn Credit Facility, Mt. Kenn entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.
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
The Glenvue Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to Glenvue. HUD has insured all amounts owing under the Glenvue Credit Facility. The Glenvue Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, failure to perform or comply with certain agreements and certain events of bankruptcy and insolvency. Upon the occurrence of certain events of default, H&H may, after receiving the prior written approval of HUD, terminate the Glenvue Credit Facility and all amounts under the Glenvue Credit Facility will become immediately due and payable. In connection with entering into the Glenvue Credit Facility, a wholly owned subsidiary of the Company entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.
Hearth and Care of Greenfield
On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with Red Mortgage Capital, Inc. ("Red Capital") and HUD which modified the loan agreement, dated July 29, 2008, by and between a wholly-owned subsidiary of the Company and Red Capital, which matures in 2038. The modification, among other things: (i) reduced the rate of interest therein provided from 6.50% per annum to 4.20% per annum, effective as of November 1, 2014; (ii) revised the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modified the prepayment provision of the loan.
The Pavilion Care Center
On October 1, 2014, a certain wholly-owned subsidiary of the Company entered into a Modification Agreement with Red Capital and HUD which modified the loan agreement, dated November 27, 2007, by and between a wholly-owned subsidiary of the Company and Red Capital, which matures in 2027. The modification, among other things: (i) reduced the rate of interest therein provided from 5.95% per annum to 4.16% per annum, effective as of November 1, 2014; (ii) revised the amount of monthly installments of interest and principal payable on and after December 1, 2014, so as to re-amortize in full the loan over the remaining term thereof; and (iii) modified the prepayment provision of the loan.
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
The Woodland Credit Facility is secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to Eaglewood. HUD has insured all amounts owing under the Woodland Credit Facility. The Woodland Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, failure to perform or comply with certain agreements and certain events of bankruptcy and insolvency. Upon the occurrence of certain events of default, H&H may, after receiving the prior written approval of HUD, terminate the Woodland Credit Facility and all amounts under the Woodland Credit Facility will become immediately due and payable. In connection with entering into the Woodland Credit Facility, Woodland entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.
Georgetown and Sumter Valley
On September 29, 2016, the Company closed a HUD-guaranteed financing with Midland State Bank (the "Georgetown HUD Credit Facility") in the amount of $3.7 million, maturing in 2046 and bearing an interest rate of 2.98% (interest rate excludes annual mortgage insurance premiums), which refinanced approximately $3.1 million in debt previously owed to the PrivateBank with respect to the Georgetown Facility.
On December 14, 2016, the Company refinanced the Sumter Credit Facility with Key Bank (the "Sumter HUD Credit Facility") for $5.9 million of new mortgage debt maturing in 2047 and bearing an interest rate of 3.70% (interest rate excludes annual mortgage insurance premiums). The HUD-guaranteed mortgage refinances $5.9 million of short term debt that bore an interest rate of 4.71% at September 30, 2016.
The Georgetown and Sumter HUD Credit Facilities are secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Georgetown and Sumter Facilities. HUD has insured all amounts owing under the Georgetown and Sumter HUD Credit Facilities. The Georgetown and Sumter HUD Credit Facility contains customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, Midland State Bank or KeyBank may, after receiving the prior written approval of HUD, terminate the respective HUD credit facility and all amounts under the respective HUD credit facility will become immediately due and payable. In connection with entering into the Mt. Kenn Credit Facility, Georgetown HC&R Property Holdings, LLC ("Georgetown") and Sumter Valley Property Holdings, LLC ("Sumter") each entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.
Senior Debt-Guaranteed by SBA
Stone County
In June 2012, Mt. V Property Holdings, LLC, a wholly owned subsidiary of AdCare, entered into a loan agreement with the Economic Development Corporation of Fulton County (the "CDC"), an economic development corporation working with the SBA, in the amount of $1.3 million. The CDC loan is payable in equal monthly installments of principal and interest based on a twenty year amortization schedule. The CDC loan may be prepaid, subject to prepayment premiums, during the first ten years. There are also annual fees associated with the CDC loan, including an SBA guarantee fee. The CDC loan is secured by a second-in-priority security deed on the Stone County Nursing and Rehabilitation facility and guarantees from AdCare, the SBA and a wholly owned subsidiary of AdCare. On October 6, 2016, the debt was repaid with a portion of the proceeds from the sale of the Arkansas Facilities.
Other Senior Debt-Guaranteed by SBA
For two facilities, the Company has two term loans insured 75% by the SBA with a financial institution. The notes mature at various dates starting in 2031 through 2036. For further information refer to the Other Senior Debt-Guaranteed by SBA detail debt table above.
Senior Debt-Bonds
Eaglewood Village Bonds
In April 2012, a wholly-owned subsidiary of the Company entered into a loan agreement with the City of Springfield, Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield's Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B

First Mortgage Revenue Bonds. The bonds are secured by the Company's assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by AdCare. There is an original issue discount of $0.3 million related to this loan.
Riverchase
Riverchase Village ADK, LLC (“Riverchase”), a consolidated VIE of the Company, financed its acquisition of the Riverchase Village facility, an assisted living facility located in Hoover, Alabama, using the proceeds of revenue bonds (the “Riverchase Bonds”) issued in two series by the Medical Clinical Board of the City of Hoover in the State of Alabama, as to which the Company was a guarantor.
The Series 2010A portion of the Riverchase Bonds of $5.8 million was scheduled to mature on June 1, 2039. The Series 2010B portion of $0.5 million was scheduled to mature serially beginning on June 1, 2012 through June 1, 2017. Any early redemption after May 31, 2015 is at a redemption price of 100% of the principal amount plus accrued interest. The Riverchase Bonds paid interest at a weighted average effective interest rate of 7.9%.
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
Senior Debt-Other Mortgage Indebtedness
Bentonville, Heritage Park and River Valley
On May 1, 2015, certain wholly-owned subsidiaries of the Company (collectively, the “Benton Borrower Group”), entered into a Loan Modification Agreement with PrivateBank, which modified that certain Loan Agreement, dated September 1, 2011, as amended, between the Benton Borrower Group and PrivateBank (the "Bentonville, Heritage Park and River Valley Credit Facility"). The Loan Modification, among other things: (i) provided for PrivateBank's consent to the sublease of the Company’s Heritage Park Nursing Center to an affiliate of Aria; and (ii) amended the minimum EBITDA covenant described in the Bentonville, Heritage Park and River Valley Credit Facility to (a) reflect a new facility operator, and (b) change the minimum EBITDA covenant to a “Minimum EBITDAR/Management Fee” covenant, which modifies minimum EBITDAR to take into account management fees equal to the greater of the operator’s actual management fees for such period or imputed management fees equal to 5% of such operator’s gross income for such period, as determined in accordance with GAAP.
On July 1, 2015, the Company completed the sale of its Bentonville, Arkansas skilled nursing facility consisting of 83 licensed beds for $3.4 million net of customary closing and certain real property apportionments. Net proceeds were used to repay certain mortgage indebtedness under the Bentonville, Heritage Park and River Valley Credit Facility.
On October 30, 2015, Benton Borrower Group entered into a Second Modification Agreement with PrivateBank, which modified the Bentonville, Heritage Park and River Valley Credit Facility to, among other things, establish a single cash collateral account to combine and collectively share the restricted cash reserves related to the following loans: (a) the Northridge, Woodland Hills and Abington Credit Facility (as defined below); (b) the Little Rock Credit Facility (as defined below); and (c) Bentonville, Heritage Park and River Valley Credit Facility. On October 6, 2016, the debt was repaid with a portion of the proceeds from the sale of the Arkansas Facilities.
Companions Specialized Care
In August 2012, a wholly owned subsidiary of the Company financed the acquisition of Companions by entering into a loan agreement for $5.0 million with Contemporary (the "Contemporary Loan"). The loan was scheduled to mature in August 2015 with a required final payment of $5.0 million and paid interest at a fixed rate of 8.5% per annum. The loan is secured by Companions and guaranteed by AdCare.
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

Georgetown and Sumter Valley
In December 2013, the Company entered into a Note, Mortgage and Loan Agreement Modification Agreement with Metro City Bank (the "Georgetown and Sumter Valley Modification Agreement") which modified the loan agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC ("Sumter"), Georgetown HC&R Property Holdings, LLC ("Georgetown") and Metro City Bank. Interest on the loan accrues on the principal balance thereof at an annual rate of 1.5% per annum plus the prime interest rate (but in no event shall the total interest be less than 5.50% per annum). The Georgetown and Sumter Valley Modification Agreement, among other things: (i) extended the maturity date from February 1, 2014 to February 1, 2015 and (ii) increased the total amount available from $6.9 million to $9.0 million.
On January 30, 2015, the outstanding principal and interest of $9.0 million owed under Georgetown and Sumter Valley Modification Agreement was repaid in full.
On January 30, 2015, Georgetown and Sumter, entered into a Loan Agreement (the "Georgetown and Sumter Credit Facility") with PrivateBank. The Georgetown and Sumter Credit Facility provided for a $9.3 million principal amount secured credit facility.
The Georgetown and Sumter Credit Facility was secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Georgetown and Sumter Facilities. AdCare had unconditionally guaranteed all amounts owing under the Georgetown and Sumter Credit Facility.
On September 29, 2016, the Company closed a HUD-guaranteed financing with Midland State Bank in the amount of $3.7 million, maturing in 2046 and bearing an interest rate of 2.98% (interest rate excludes annual mortgage insurance premiums), which refinanced approximately $3.1 million in debt previously owed to the PrivateBank with respect to the Georgetown Facility.
On December 14, 2016, the Company refinanced the Sumter Credit Facility with Key Bank for $5.9 million of new mortgage debt maturing in 2047 and bearing an interest rate of 3.70% (interest rate excludes annual mortgage insurance premiums). The HUD-guaranteed mortgage refinances $5.9 million of short term debt that bore an interest rate of 4.71% at September 30, 2016.
Little Rock Credit Facility
On March 30, 2012, subsidiaries of the Company, in connection with the Company's April 2012 acquisition of three skilled nursing facilities located in Arkansas, entered into a loan agreement for $21.8 million with PrivateBank (the "Little Rock Credit Facility"). The Little Rock Credit Facility, as amended on December 28, 2012, matured in December 2016 with a required final payment of $13.7 million. The Little Rock Credit Facility accrued interest at the LIBOR rate plus 4% with a minimum rate of 6% per annum and required monthly principal payments. The Little Rock Credit Facility was secured by the three facilities and guaranteed by AdCare. The Little Rock Credit Facility was also secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Company’s Little Rock Health & Rehabilitation Center. A portion of the Little Rock Credit Facility with respect to the Northridge facility and Woodland Hills facility was paid off and refinanced with a portion of the proceeds from a new credit facility with KeyBank.
On May 1, 2015, AdCare subsidiaries entered into a Fifth Modification Agreement with PrivateBank. The Fifth Modification, among other things: (i) provided for PrivateBank's consent to the sublease of the Company’s Little Rock Health & Rehabilitation Center to an affiliate of Aria; and (ii) amended the minimum EBITDAR covenant to reflect a new facility operator.
On October 30, 2015, AdCare subsidiaries entered into a Sixth Modification Agreement with PrivateBank, which modified among other things establish a single cash collateral account to combine and collectively share the restricted cash reserves related to the following loans: (a) the Northridge, Woodland Hills and Abington Credit Facility (as defined below); (b) the Little Rock Credit Facility; and (c) Bentonville, Heritage Park and River Valley Credit Facility; and (iii) establish an excess rent account to capture monthly cash rent proceeds from operators in excess of the monthly debt payments payable under the Northridge, Woodland Hills and Abington Credit Facility and the Little Rock Credit Facility. On October 6, 2016, the debt was repaid with a portion of the proceeds from the sale of the Arkansas Facilities.
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
On February 25, 2015, three wholly owned subsidiaries of the Company entered into a Loan Agreement (the "Northridge, Woodland Hills and Abington Credit Facility") with PrivateBank, which provides for a $12.0 million principal amount secured credit facility. The credit facility is secured by real property and, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Northridge, Woodland Hills and Abington Credit Facilities. AdCare has unconditionally guaranteed all amounts owing under the Northridge, Woodland Hills and Abington Credit Facility.
On October 30, 2015, the Company entered into a Modification Agreement with PrivateBank, which modified the Northridge, Woodland Hills and Abington Credit Facility to, among other things: (i) provide lender consent for the sublease of three skilled nursing facilities to new operators; (ii) establish a single cash collateral account to combine and collectively share the restricted cash reserves related to the following loans: (a) the Northridge, Woodland Hills and Abington Credit Facility; (b) the Little Rock Credit Facility; and (c) Bentonville, Heritage Park and River Valley Credit Facility; and (iii) establish an excess rent account to capture monthly cash rent proceeds from operators in excess of the monthly debt payments payable under the Northridge, Woodland Hills and Abington Credit Facility and the Little Rock Credit Facility. On October 6, 2016, the debt was repaid with a portion of the proceeds from the sale of the Arkansas Facilities.
Northwest
In connection with the acquisition of the Northwest Nursing Center facility, a wholly owned subsidiary of AdCare issued a note pursuant to a Loan Agreement with First Commercial Bank, dated December 31, 2012, for a principal amount of $1.5 million. AdCare and certain subsidiaries of the Company have unconditionally guaranteed all amounts owing under the note.
Quail Creek Credit Facility
In September 2013, QC Property Holdings, LLC, a wholly owned subsidiary of the Company, entered into the Quail Creek Credit Facility with Housing & Healthcare Funding, LLC in the amount of $5.0 million.
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
The loan agreement originally matured on September 27, 2016 and was modified on September 19, 2016 to: (i) extend the initial maturity date to September 30, 2017 and (ii) provide for a one-year extension option.
Stone County
In June 2012, the Company entered into loan agreement with Metro City Bank in the amounts of $1.8 million. The loan had a prepayment penalty of 10% for any prepayment through June 2013 reduced by 1% each year until the loan maturity date. The loan is secured by the Stone County Nursing and Rehabilitation facility and is guaranteed by AdCare. On October 6, 2016, the debt was repaid with a portion of the proceeds from the sale of the Arkansas Facilities.
Other Debt
KeyBank Promissory Notes
On February 25, 2015, the Company entered into four separate unsecured Promissory Note Agreements (the "KeyBank Promissory Notes") with KeyBank for an aggregate principal amount of $0.7 million. The indebtedness represents the portion of certain deferred exit fees owed by the Company to KeyBank in connection with the February 2015 repayment of a credit facility with

KeyBank. The KeyBank Promissory Notes mature on August 25, 2016. If, prior to the maturity date, certain refinancing agreements are entered into with KeyBank as lender, affiliate of lender, or by an agency financing originated by KeyBank or any affiliate of KeyBank, then and in such an event the entire remaining principal amount of the KeyBank Promissory Notes shall be forgiven.
On April 3, 2015, the Company entered into five separate unsecured Amended and Restated Promissory Note Agreements with KeyBank, which amend the KeyBank Promissory Notes to include a fifth note with the aggregate principal total of $0.7 million remaining unaltered. The amendments restate the principal balances on the original notes in order to include a fifth note.
On August 11, 2016, the maturities dates of the KeyBank Promissory Notes were extended to October 10, 2017. On December 14, 2016, one of the KeyBank Promissory Notes was forgiven in the amount of $0.2 million.
Pharmacy Care of Arkansas Promissory Note
On February 8, 2016, the Company entered into an unsecured promissory note (the "Pharmacy Care Promissory Note") with Pharmacy Care of Arkansas, LLC for a principal amount of approximately $1.0 million. The Pharmacy Care Promissory Note requires monthly payments of principal and interest of 2% per annum.
Reliant Rehabilitation Promissory Note
On February 25, 2016, the Company entered into an unsecured promissory note (the "Reliant Rehabilitation Promissory Note") with Reliant Pro Rehab, LLC for a principal amount of approximately $0.9 million which matures on November 15, 2016. The Reliant Rehabilitation Care Promissory Note requires monthly payments principal and interest with interest of 7% per annum. In connection with the sale of the Arkansas Facilities on October 6, 2016, the Reliant Rehabilitation Promissory Note was repaid in full.
Convertible Debt

Subordinated Convertible Notes Issued in 2012 (the “2012 Notes”)
In 2012, the Company sold to certain accredited investors an aggregate of $7.5 million in principal amount of 2012 Notes. The 2012 Notes initially bore interest at 8% per annum, with such interest payable quarterly in cash in arrears. The 2012 Notes had an original maturity date of July 31, 2015.
The 2012 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company. The 2012 Notes are convertible at the option of the holder into shares of common stock at an original conversion price equal to $4.17 per share, subject to adjustment for stock dividends, stock splits, combination of shares, recapitalization and other similar events. The conversion price of the 2012 Notes was adjusted to $3.97 per share as a result of the 5% stock dividend paid on October 22, 2012.
During the existence and continuance of an event of default under the 2012 Notes, the outstanding principal amount of the 2012 Notes shall incur interest at a rate of 18% per annum, and holders of a majority of the 2012 Notes may require the Company to redeem all or any portion of the 2012 Notes at a redemption price in cash equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon.
On June 30, 2015, the Company entered into prepayment agreements with Anthony Cantone and CAM, holders of 2012 Notes with an aggregate original principal amount of $6.4 million, whereby the Company prepaid the 2012 Note held by Mr. Cantone in its entirety and partially prepaid the 2012 Note held by CAM, leaving a principal balance of approximately $4.8 million with respect to such note. All but $1.5 million of such principal balance was repaid on the July 31, 2015 maturity date.
On July 30, 2015, the Company and CAM amended the terms of the 2012 Note held by CAM to: (i) extend the maturity date with respect to remaining $1.5 million principal amount of the 2012 Note to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share. Additionally, the amendment modifies the Company’s right to prepay the 2012 Note held by CAM so that the Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to the 2012 Note; provided, however, that: (i) the shares of the common stock issuable upon conversion of the 2012 Note have been registered for resale under the Securities Act of 1933, as amended (the "Securities Act"); (ii) at any time after the issue date of the 2012 Note, the volume-weighted average price of the common stock for 10 consecutive trading days has equaled or exceeded 150% of the then-current conversion price; and (iii) such prepayment is not effected prior to July 31, 2016. The amendment also affords each of CAM and the Company the right to cause the redemption of all or any portion of the principal amount of the 2012

Note held by CAM upon a change of control (as defined in the 2012 Note) at a redemption price equal to 115% of the sum of (i) outstanding principal amount to be redeemed, plus (ii) the amount of accrued and unpaid interest thereon.
As of December 31, 2016 and December 31, 2015, the outstanding principal amount of the 2012 Notes is $1.5 million.
Subordinated Convertible Promissory Notes Issued in 2014 (the “2014 Notes”)
On March 28, 2014, the Company sold to certain accredited investors an aggregate of $6.5 million in principal amount of 2014 Notes. The 2014 Notes bore interest at 10.0% per annum, with such interest payable quarterly in cash in arrears. The 2014 Notes matured on April 30, 2015. The 2014 Notes were unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.
On April 30, 2015, the Company repaid the outstanding principal amount of $6.5 million under the 2014 Notes plus all interest accrued and unpaid thereunder. Of the $6.5 million outstanding principal amount, $0.8 million was repaid in cash and $5.7 million was repaid through the setoff of amounts owed to the Company by the noteholders.
Convertible Subordinated Notes Issued in 2015 (the “2015 Notes”)
On March 31, 2015, the Company entered into Subscription Agreements for $8.5 million of the 2015 Notes with certain accredited investors. In connection therewith, the Company issued approximately $1.7 million in principal amount of 2015 Notes on March 31, 2015 and approximately $6.0 million in principal amount of 2015 Notes on April 30, 2015. Accepted subscriptions for $0.8 million in principal amount of 2015 Notes were not funded by the April 30, 2015 payment deadline, and 2015 Notes were not issued in respect thereof.
The 2015 Notes bear interest at 10.0% per annum and such interest is payable quarterly in cash in arrears. The 2015 Notes mature on April 30, 2017. The 2015 Notes are unsecured and subordinated in right of payment to existing and future senior indebtedness of the Company.
The 2015 Notes are convertible at the option of the holder into shares of common stock at an initial conversion price equal to $4.25 per share. The conversion price is subject to adjustment for any subdivision (by stock dividend, stock split or similar corporation action) or combination (by reverse stock split or similar corporate action) of the common stock.
The Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to any 2015 Note; provided, however, that: (i) the shares of common stock issuable upon conversion of any 2015 Note which is to be so prepaid must be: (a) registered for resale under the Securities Act; or (b) otherwise sellable under Rule 144 of the Securities Act without volume limitations thereunder; (ii) at any time after the issue date of such 2015 Note, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 125% of the then-current conversion price; and (iii) such prepayment is not effected prior to March 31, 2016.
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
During the existence and continuance of an event of default under a 2015 Note, the outstanding principal amount of such 2015 Note shall incur interest at a rate of 14% per annum, and the holder of such 2015 Note may require the Company to redeem all or any portion of such 2015 Note at a redemption price in cash equal to the outstanding principal amount to be redeemed plus all accrued and unpaid interest thereon. An “event of default” with respect to a 2015 Note includes: (i) the Company’s failure to pay to the holder of such 2015 Note any amount of principal or interest by the seventh business day following the date when due under such 2015 Note; and (ii) specific events of bankruptcy, insolvency, reorganization or liquidation.
As of December 31, 2016, the outstanding principal amount of the 2015 Notes is $7.7 million. On January 10, 2017, the Company repurchased $6.7 million of the 2015 Notes pursuant to the Tender Offer. (See Note 19 - Subsequent Events.)
NOTE 10. ACQUISITIONS
The Company made no acquisitions during the years ended December 31, 2016 or 2015.

NOTE 11. DISCONTINUED OPERATIONS
Disposition of Facility Operations
The following table summarizes the disposition of operations by facility for the years ended December 31, 2016 and 2015:

Facility Name	State	Relationship to Property	Type of Disposition	Date of Disposition
2015
College Park	GA	Owned	Lease	4/1/2015
LaGrange	GA	Leased	Sublease	4/1/2015
Sumter Valley	SC	Owned	Lease	4/1/2015
Georgetown	SC	Owned	Lease	4/1/2015
Powder Springs	GA	Leased	Sublease	4/1/2015
Tara	GA	Leased	Sublease	4/1/2015
Heritage Park	AR	Owned	Lease	5/1/2015
Homestead Manor	AR	Owned	Lease	5/1/2015
Stone County SNF	AR	Owned	Lease	5/1/2015
Stone County ALF	AR	Owned	Lease	5/1/2015
Northridge	AR	Owned	Lease	5/1/2015
West Markham	AR	Owned	Lease	5/1/2015
Woodland Hills	AR	Owned	Lease	5/1/2015
Cumberland	AR	Owned	Lease	5/1/2015
Mountain Trace	NC	Owned	Lease	6/1/2015
Glenvue	GA	Owned	Lease	7/1/2015
Bentonville Manor	AR	Owned	Sale	7/1/2015
Hearth & Care of Greenfield	OH	Owned	Lease	8/1/2015
The Pavilion Care Center	OH	Owned	Lease	8/1/2015
Eaglewood ALF	OH	Owned	Lease	8/1/2015
Eaglewood Care Center	OH	Owned	Lease	8/1/2015
Covington Care Center	OH	Leased	Sublease	8/1/2015
Bonterra	GA	Leased	Sublease	9/1/2015
Parkview	GA	Leased	Sublease	9/1/2015
Autumn Breeze	GA	Owned	Lease	9/30/2015
Companions Specialized Care	OK	Owned	Sale	10/30/2015
River Valley	AR	Owned	Lease	11/1/2015
Quail Creek	OK	Owned	Lease	12/31/2015
Northwest	OK	Owned	Lease	12/31/2015
2016
Heritage Park	AR	Owned	Sale	10/6/2016
Homestead Manor	AR	Owned	Sale	10/6/2016
Stone County SNF	AR	Owned	Sale	10/6/2016
Stone County ALF	AR	Owned	Sale	10/6/2016
Northridge	AR	Owned	Sale	10/6/2016
West Markham	AR	Owned	Sale	10/6/2016
Woodland Hills	AR	Owned	Sale	10/6/2016
Cumberland	AR	Owned	Sale	10/6/2016
River Valley	AR	Owned	Sale	10/6/2016

For the discontinued operations, the patient care revenue, related cost of services, and facility rental expense prior to the commencement of leasing are classified in the activities below.

The following table summarizes the activity of discontinued operations for the years ended December 31, 2016 and 2015:

	Year Ending December 31,
(Amounts in 000’s)	2016	2015
Total revenues	$—	$87,920
Cost of services	$12,411	$89,783
Net loss	$(13,428)	$(4,892)
Interest expense, net	$41	$1,510
Income tax expense	$—	$251
Gain on disposal of assets	$—	$1,251
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

Riverchase. On June 11, 2015, Riverchase entered into an asset purchase agreement, as subsequently amended, with Omega Communities, LLC ("Omega") to sell the Riverchase Village facility, a 105-bed assisted living facility located in Hoover, Alabama. The transaction closed on November 20, 2015 for a purchase price of $6.9 million. The Company recorded a gain of $0.8 million on the sale, net of intercompany receivables (see Note 18 - Related Party Transactions).

Office Buildings. On February 9, 2016, the Company sold an office building in Arkansas for $0.3 million. The office space was unencumbered. On April 25, 2016, the Company completed the sale of an owned office building located in Roswell, Georgia for $0.7 million. Debt obligations on the transaction exceeded proceeds by $0.2 million. On July 28, 2016, the Company completed the sale of one of its unencumbered office buildings located in Roswell, Georgia for $0.2 million.
Arkansas Facilities. On October 6, 2016, the Company completed the sale of the Arkansas Facilities, together with substantially all of the fixtures, equipment, furniture and other assets relating to such facilities, to the Purchaser, pursuant the Purchase Agreement, as subsequently amended. The Arkansas Facilities consist of:

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

The Arkansas Facilities contributed approximately $0.9 million income recorded in "Net loss attributable to AdCare Health Systems, Inc. common stockholders" reported in the Consolidated Statement of operations for the period ended December 31, 2016.
The aggregate purchase price paid to the Company for the Arkansas Facilities was $55.0 million, which purchase price consisted of: (i) a non-refundable deposit of $1.8 million; (ii) cash consideration of $50.2 million paid to the Skyline Lessors at the Closing; and (iii) the Skyline Note, from JS Highland Holdings LLC, an affiliate of Skyline (the “Borrower”), in favor of the Company with a principal amount of $3.0 million. The principal amount of the Skyline Note, together with all accrued and unpaid interest, is due and payable on March 31, 2022 (the “Maturity Date”). The Borrower is required to make payments of interest only commencing on October 30, 2016 and on the last day of each month thereafter until the Maturity Date. The Skyline Note provides that simple interest shall accrue on the unpaid balance of the Skyline Note at rate of ten percent (10%) per annum. Such interest rate will increase by two percent (2%) on each anniversary date of the Skyline Note beginning in year three if such note is still outstanding at that time. The Skyline Note is guaranteed by Joseph Schwartz and Roselyn Schwartz (collectively, the “Guarantors”), pursuant to a Guaranty Agreement, dated September 30, 2016 (the “Guaranty”), executed by the Guarantors in favor of the Company. For further information see Note 3 - Liquidity and Profitability.
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

Assets and Liabilities Held for Sale
Assets and liabilities of the disposal groups held for sale at December 31, 2016 and 2015 are as follows:

	December 31,
Amounts in (000's)	2016	2015
Property and equipment, net *	$—	$1,249
Assets of disposal group held for sale	$—	$1,249

Notes payable *	$—	$958
Liabilities of disposal group held for sale	$—	$958
*Amounts represent office buildings and associated debt sold during 2016.
NOTE 12. COMMON AND PREFERRED STOCK
Preferred Stock
The liquidation preference of the Series A Preferred Stock is $25.00 per share. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25.00 liquidation preference per share. The dividend rate may increase under certain circumstances.
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
The change-of-control provision requires the Series A Preferred Stock to be classified as temporary equity because, although deemed a remote possibility, a purchaser could acquire a majority of the voting power of the outstanding common stock without company approval, thereby triggering redemption. FASB ASC Topic 480-10-S99-3A, "SEC Staff Announcement: Classification and Measurement of Redeemable Securities", requires classification outside of permanent equity for redeemable instruments for which the redemption triggers are outside of the issuer's control. The assessment of whether the redemption of an equity security could occur outside of the issuer's control is required to be made without regard to the probability of the event or events that may result in the instrument becoming redeemable.
Preferred Stock Activity
The following table summarizes the shares of Series A Preferred Stock activity for the Company and net proceeds received and expenses from issuance and repurchases of Series A Preferred Stock for the years ended December 31, 2016 and 2015:

	Shares Issued & Outstanding	Net Proceeds from Issuance (in 000's)
Balances, January 1, 2015	950,000	$20,392

Issuance of Preferred Stock:
April 13, 2015 offering (1)	575,000	13,481
June 2, 2015 offering (2)	588,235	14,105
ATM offering (3)	313,695	6,736

Balances, December 31, 2015	2,426,930	$54,714

ATM Issuance of Preferred Stock for the three months ended: (4)
March 31, 2016	186,905	3,677
June 30, 2016	43,204	870
September 30, 2016	106,796	2,233
December 31, 2016	—	—

Repurchases of Preferred Stock for the three months ended:
December 31, 2016 (5)	(2,300)	(48)

Balances, December 31, 2016	2,761,535	$61,446

(1)
On April 13, 2015 the Company issued and sold 575,000 shares of Series A Preferred Stock in a “best efforts” registered public offering for a public offering price of $25.75 per share. In connection therewith, the Company received net proceeds of approximately $13.5 million, after payment of underwriting commissions and discounts and all other offering expenses incurred by the Company.

(2)
On June 2, 2015, the Company issued and sold 588,235 shares of Series A Preferred Stock in a “best efforts” registered public offering for a public offering price of $25.50 per share. In connection therewith, the Company received net proceeds of approximately $14.1 million, after payment of underwriting commissions and discounts and all other offering expenses incurred by the Company.

(3)
On July 21, 2015, the Company entered into separate At Market Issuance Sales Agreements with agents, pursuant to which the Company may offer and sell, from time to time, up to 800,000 shares of Series A Preferred Stock. For the year ended December 31, 2015, the Company sold 313,695 shares of Series A Preferred Stock under its ATM at an average sale price of $22.11 per share. In connection therewith, the Company received net proceeds of approximately $6.7 million, after payment of sales commissions and discounts and all other expenses incurred by the Company.

(4)
For the year ended December 31, 2016, the Company sold 336,905 shares of Series A Preferred Stock under its ATM at an average sale price of $20.06 per share. In connection therewith, the Company received net proceeds of approximately $6.8 million, after payment of sales commissions and discounts and all other expenses incurred by the Company.

(5)
On November 17, 2016, the Company bought 2,300 shares of Series A Preferred Stock pursuant to the November 2016 Repurchase Program at an average sale price of $20.97 per share, excluding commissions. In connection therewith, the Company's net disbursement was approximately $48 thousand after payment of sales commissions.

Dividends

The following table summarizes the common stock and preferred stock dividends paid by the Company for the years ended December 31, 2016 and 2015:

	Date of Payment	Dividends Paid (in 000's)	Dividends Per Share
Common Stock Dividends: *
	4/30/2015	$990	$0.050
	7/31/2015	1,093	0.055
	10/31/2015	1,193	0.060
For the year ended December 31, 2015		$3,276	$0.165

Preferred Stock Dividends:
	3/31/2015	$646	$0.68
	6/30/2015	1,437	0.68
	9/30/2015	1,498	0.68
	12/31/2015	1,627	0.68
For the year ended December 31, 2015		$5,208	$2.72

	3/31/2016	$1,777	$0.68
	6/30/2016	1,801	0.68
	9/30/2016	1,879	0.68
	12/31/2016	1,878	0.68
For the year ended December 31, 2016		$7,335	$2.72
* There we no dividends paid on the common stock during the twelve months ended December 31, 2016.

Share Repurchase Programs

On November 10, 2016, the Board approved the November 2016 Repurchase Program, pursuant to which the Company is authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. The November 2016 Repurchase Program succeeded the November 2015 Repurchase Program announced on November 12, 2015, which terminated in accordance with its terms. Share repurchases under the November 2016 Repurchase Programs may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. The November 2016 Repurchase Program may be suspended or discontinued at any time, and the Company has no obligation to repurchase any amount of the common stock or the Series A Preferred Stock under such program. The November 2016 Repurchase Program was suspended in February 2017.

November 2016 Repurchase Program - In the twelve months ended December 31, 2016, the Company repurchased (i) 133,316 shares of common stock at an average purchase price of approximately $1.54 per share, exclusive of commissions and related fees for a net disbursement of approximately $0.3 million, and (ii) 2,300 shares of Series A Preferred stock at an average purchase price of approximately $20.97 per share, exclusive of commissions and related fees for a net disbursement of approximately $48,000.

November 2015 Repurchase Program - In the twelve months ended December 31, 2016, the Company repurchased 150,000 shares of common stock at an average purchase price of approximately $2.05 per share, exclusive of commissions and related fees, for a net disbursement of approximately $0.2 million. Pursuant to the November 2015 Repurchase Program, the Company was authorized to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period. The November

2015 Repurchase Program expired in accordance with its terms upon completion of such twelve-month period on November 12, 2016.

NOTE 13. STOCK BASED COMPENSATION
The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2016 and 2015:

	Year Ending December 31,
Amounts in (000's)	2016	2015
Employee compensation:
Stock options	$112	$42
Warrants	278	196
Restricted stock	628	431
Total employee stock-based compensation expense	$1,018	$669
Non-employee compensation:
Stock options	$50	$49
Warrants	—	—
Restricted stock	65	224
Total non-employee stock-based compensation expense	$115	$273
Total stock-based compensation expense	$1,133	$942
The assumptions used in calculating the fair value of employee stock options and warrants granted for the years ended December 31, 2016 and 2015, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Year Ending December 31,
	2016	2015
Dividend Yield	—%	4.8%
Expected Volatility	40.9%	38.6%
Risk-Free Interest Rate	1.43%	1.09%
Expected Term (in years)	5.0	3.9
No stock-based compensation awards were granted to non-employees for the year ended December 31, 2016 or for the year ended December 31, 2015.

Common Stock Options
The Company has two stock option plans:

•	The 2005 Stock Incentive Plan, which expired September 30, 2015; and

•	The 2011 Stock Incentive Plan, which expires March 28, 2021 and provides for a maximum of 2,027,393 shares of common stock to be issued.
The two plans permit the granting of incentive or nonqualified stock options. The 2011 Stock Incentive Plan also permits the granting of restricted stock. The plans are administered by the Board which has the authority to determine to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. The number of securities remaining available for future issuance under the 2011 Stock Incentive Plan as of December 31, 2016 is 438,110.

The following summarizes the Company's employee and non-employee stock option activity for the years ended December 31, 2016 and 2015:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding at December 31, 2014	935	$4.91
Granted	—	$—
Exercised	(13)	$2.35
Forfeited	(535)	$5.63
Expired	(120)	$4.10
Outstanding at December 31, 2015	267	$3.96	6.9	$2
Vested at December 31, 2015	184	$3.96	6.1	$2
Vested or Expected to Vest at December 31, 2015 (b)	264	$3.96	6.9	$2

Outstanding at December 31, 2015	267	$3.96
Granted	141	$2.07
Exercised	—	$—
Forfeited	(8)	$4.06
Expired	(45)	$3.86
Outstanding at December 31, 2016	355	$3.21	5.6	$—
Vested at December 31, 2016	320	$3.14	5.3	$—
Vested or Expected to Vest at December 31, 2016 (b)	355	$3.21	5.6	$—

(a) Represents the aggregate gain on exercise for vested in-the-money options as of December 31, 2016.
(b) Includes forfeiture adjusted unvested shares.
The weighted average grant date fair value of common stock options granted during the year ended December 31, 2016 was $2.07. No options were granted during the year ended December 31, 2015. At December 31, 2016, the Company has approximately $47.5 thousand of unrecognized compensation expense related to unvested options. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 1.0 year. The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015, was zero and $0.02 million, respectively.
The following summary information reflects stock options outstanding, vested and related details as of December 31, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$1.31 - $3.99	290	5.3	$3.01	255	$2.89
$4.00 - $4.30	65	6.7	$4.12	65	$4.12
Total	355	5.6	$3.21	320	$3.14
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

The following summarizes the Company's employee and non-employee common stock warrant activity for the years ended December 31, 2016 and 2015:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding at December 31, 2014	2,716	$3.45
Granted	275	$4.25
Exercised	(519)	$3.43
Forfeited	(225)	$4.04
Expired	(196)	$3.91
Outstanding at December 31, 2015	2,051	$3.46	4.7	$305
Vested at December 31, 2015	1,576	$3.19	3.5	$305
Vested or Expected to Vest at December 31, 2015 (b)	1,998	$3.43	4.7	$305

Outstanding at December 31, 2015	2,051	$3.46
Granted	—	$—
Exercised	(109)	$1.04
Forfeited	—	$—
Expired	(55)	$4.08
Outstanding at December 31, 2016	1,887	$3.58	4.1	$11
Vested at December 31, 2016	1,604	$3.44	3.3	$11
Vested or Expected to Vest at December 31, 2016 (b)	1,867	$3.57	4.0	$11
(a) Represents the aggregate gain on exercise for vested in-the-money warrants as of December 31, 2016.
(b) Includes forfeiture adjusted unvested shares.
No warrants were granted during the year ended December 31, 2016. The weighted average grant date fair value of common stock warrants granted during the year ended December 31, 2015, was $0.85. The Company has approximately $0.3 million of unrecognized compensation expense related to unvested common stock warrants as of December 31, 2016. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 1.0 years. The total intrinsic value of common stock warrants exercised during the years ended December 31, 2016 and 2015 was $0.1 million and $0.4 million, respectively.
The following summary information reflects warrants outstanding, vested and related details as of December 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$1.04 - $1.99	218	0.9	$1.82	218	$1.82
$2.00 - $2.99	335	1.5	$2.58	335	$2.58
$3.00 - $3.99	500	2.8	$3.59	500	$3.59
$4.00 - $4.99	811	6.7	$4.39	528	$4.42
$5.00 - $5.90	23	6.4	$5.90	23	$5.90
Total	1,887	4.1	$3.58	1,604	$3.44

Restricted Stock
The following summarizes the Company's restricted stock activity for the year ended December 31, 2016 and 2015:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	504	$3.68
Granted	204	$4.05
Vested	(393)	$3.51
Forfeited	(21)	$3.20
Unvested at December 31, 2015	294	$4.19
Granted	305	$1.93
Vested	(183)	$3.52
Forfeited	(12)	$2.49
Unvested at December 31, 2016	404	$2.84
The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2016 and 2015 was $1.93 and $4.05, respectively. The Company has approximately $0.9 million of unrecognized compensation expense related to unvested restricted stock awards as of December 31, 2016. Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 2.81 years.
NOTE 14. VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entity
The Company had one variable interest entity that was required to be consolidated because AdCare had control as primary beneficiary. A "primary beneficiary" is the party in a VIE that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For a further description of the VIE, see Note 18 - Related Party Transactions - Riverchase.
On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014 (the "Letter Agreement"), with Christopher Brogdon (a then director of the Company and a greater than 5% beneficial owner of the outstanding common stock) and entities controlled by Mr. Brogdon, which: (i) amended the Company's previously-existing option to acquire all of the issued and outstanding membership interests in Riverchase, the Company's consolidated VIE, until June 22, 2015; and (ii) reduced the purchase price for the exercise of such option to $1.00. Furthermore, the Letter Agreement provides that, upon the closing of the sale of the Riverchase Village facility, a 105-bed assisted living facility located in Hoover, Alabama and owned by Riverchase, to an arms-length third party purchaser, regardless of whether the Company has exercised its option to purchase Riverchase, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds will be paid to the Company; (b) the remaining net sales proceeds will be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under the promissory note issued by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds will be paid to the Company.
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
On June 11, 2015, Omega executed an Asset Purchase Agreement (the “Omega Purchase Agreement”) for $6.75 million and had a closing deadline of August 31, 2015. The Omega Purchase Agreement was later amended on August 6, 2015 to, among other things, extend the closing deadline from August 31, 2015 to September 30, 2015 as well as increase the purchase price from $6.75 million to $6.85 million. The Omega Purchase Agreement was later amended for a second time on September 30, 2015 to, among other things, extend the closing deadline from September 30, 2015 to November 30, 2015.

Riverchase completed the sale of the Riverchase Village facility effective November 20, 2015. As of November 20, 2015, proceeds to repay the full balance of the facility’s senior debt were deposited with the lender/bond trustee. On November 23, 2015, the Company announced that Christopher Brogdon had informed the Board of his decision to accelerate his resignation from the Board to be effective as of November 20, 2015.

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

As a result of the Riverchase Village sale and resulting payoff of the Riverchase Bonds, the Company was no longer the guarantor of the underlying debt. In consideration of this and the fact that the Company no longer holds a purchase option for the Riverchase Village facility, the Company determined it was no longer the primary beneficiary and determined it should deconsolidate the Riverchase VIE. As part of the deconsolidation of the Riverchase VIE, an eliminated intercompany balance of approximately $1.6 million consisting of operating losses sustained from 2010-2013, which were funded by AdCare and recognized in AdCare’s consolidated statements of operations from 2010-2013 attributable to the non-controlling interest in 2010-2013, were re-attributed to the Company’s shareholders.

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
On July 17, 2015, the Company made a short-term loan, with an annual interest rate of 13.5%, to HAH and, in connection therewith, HAH executed the HAH Note, as subsequently amended, in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and currently has an outstanding principal amount of $1.0 million and matured on December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases. The Company is currently seeking the repayment of the HAH Note in accordance with its terms and expects full repayment. For further information, see Note 7 - Leases.

The Aria Lease Inducement and HAH Note entered into by the Company create a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the Aria Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance (see Note 7 - Leases).
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
On August 1, 2015, the Company made a short-term loan to certain affiliates of Beacon (collectively, the "Beacon Affiliates") and, in connection therewith, Beacon Affiliates executed a promissory note maturing on May 31, 2016 in the amount $0.6 million (the "Beacon Note"), as amended, in favor of the Company. Interest accrues on the unpaid principal balance of the note at a rate of 18% per annum. Until all amounts due and owing under the note have been paid, the Beacon Sublessees will not pledge, as security, any of the accounts receivable relating to the respective facilities that such entities sublease from affiliates of the Company. As of June 30, 2016, $0.6 million outstanding principal on the Beacon Note was paid in full.

The Beacon Lease Inducement and Beacon Note entered into by the Company create a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the Beacon Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance (see Note 7 - Leases).
Peach Health. In connection with the Peach Health Sublease, the Company extended the Peach Line to Peach Health Sublessee in an amount of up to $1.0 million, with interest accruing on the unpaid balance under the Peach Line at a rate of 13.5% per annum. The entire principal amount due under the Peach Line, together with all accrued and unpaid interest thereunder, shall be due one year from the date of the first disbursement. The Peach Line is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Peach Health Sublessee. As of December 31, 2016, $0.7 million was outstanding on the Peach Line. For further information on the Peach Health Sublease, see Note 7 - Leases and Note 19 - Subsequent Events.

The Peach Line creates a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the affiliates of Peach Health as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

NOTE 15. COMMITMENTS AND CONTINGENCIES
Regulatory Matters
Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. In February and May 2016, CMS decertified the Jeffersonville and Oceanside Facilities respectively, meaning the facilities can no longer accept Medicare or Medicaid patients. On December 20, 2016, the Jeffersonville Facility was recertified by CMS and received a new Medicare/Medicaid provider contract. For further information (see Note 7 - Leases and Note 19 - Subsequent Events).
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
Clanton Matter. On June 24, 2013, South Star Services, Inc., Troy Clanton and Rose Rabon (collectively, the “Plaintiffs”) filed a complaint in the District Court of Oklahoma County, State of Oklahoma against: (i) AdCare, certain of its wholly owned subsidiaries and AdCare’s former Chief Executive Officer; (ii) Christopher Brogdon (a director of the Company, owner of greater than 5% of the outstanding shares of the common stock and former Chief Acquisition Officer of the Company) and his wife; and (iii) five entities controlled by Mr. and Mrs. Brogdon, which entities own five skilled-nursing facilities located in Oklahoma that were previously managed by an AdCare subsidiary. On February 10, 2015, Plaintiffs and the defendants participated in a voluntary mediation in an attempt to resolve the case. Although the case did not settle at the mediation, Plaintiffs and defendants continued to negotiate over the following weeks and executed a settlement agreement on March 30, 2015 (the "Clanton Settlement Agreement") to settle all claims for a lump sum payment of $2.0 million. In April 2015, under the Clanton Settlement Agreement, the Company paid $0.6 million to the Plaintiffs with the balance paid by two of the Company's insurance carriers. The Company and the other defendants in the matter deny all of the Plaintiff's claims and any wrongdoing but agreed to settle the matter to avoid the continued expense and unpredictability of litigation.
Ohio Attorney General Action. On October 27, 2016, the Ohio Attorney General (the “OAG”) filed in the Court of Common Pleas, Franklin County, Ohio a complaint against The Pavilion Care Center, LLC, Hearth & Home of Greenfield, LLC (each a subsidiary of the Company), and certain other parties (including parties for which the Company provides or provided management services). The lawsuit alleges that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleges that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG is seeking, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 offering to settle its claims against the defendants for improper Medicaid claims related to glucose blood tests and capillary blood draws for a payment of approximately $1.0 million. The Company responded to such letter in July 2014 denying the allegations and heard nothing more from the OAG until the above referenced lawsuit was filed. The Company filed an answer to the complaint on January 27, 2017 in which it denied the allegations. Although there is no assurance as to the ultimate outcome of this matter or its impact on the Company’s business or its financial condition, the Company believes it has meritorious defenses and intends to vigorously defend the claim.

Professional and General Liability Claims. The Company was a defendant in a purported class action lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et. al. filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit (the “Amy Cleveland Class Action”). On December 16, 2015, the Company's insurance carrier reached a settlement with each of the individual plaintiffs on behalf of the Company and all other defendants pursuant to which separate payments are to be made by the Company's carrier to the plaintiffs. The individual settlements are contingent on approval by the probate courts having jurisdiction over the deceased plaintiffs' respective estates, if applicable. As of June 30, 2016, all of the individual settlement agreements had been approved and the settlement consideration paid to the plaintiffs.

As of April 17, 2017, the Company was a defendant in a total of 44 professional and general liability actions commenced on behalf of former patients, of which 28 cases were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the Amy Cleveland Class Action. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Three of the pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage. The actions are in various stages of discovery, and the Company intends to vigorously litigate the claims.
The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with its transition to a healthcare holding and leasing company. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s audited consolidated balance sheets of $6.9 million and $0.2 million at December 31, 2016, and December 31, 2015, respectively.

The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (v) the status and likely success of any settlement discussions; and (vi) the venues in which the actions have been filed or will be adjudicated.
In evaluating the adequacy of the self-insurance reserve in connection with the preparation of the Company’s financial statements for the year ended December 31, 2016, the Company also considered: (i) the increase in the number of pending actions since December 31, 2015; (ii) the outcome of initial mediation sessions and the status of settlement negotiations; and (iii) defense counsel’s evaluation of estimated legal costs and other expenses if the pending actions were to be litigated to final judgment.
Based on the foregoing, the Company has increased the self-insurance reserve at December 31, 2016 to $6.9 million. The Company currently believes that most of its cases, and particularly many of the most recently filed cases, are defensible and intends to defend these claims through final judgment. The self-insurance reserve includes the Company's estimated legal costs of litigating the pending actions accordingly.

NOTE 16. INCOME TAXES
The provision for income taxes attributable to continuing operations for the years ended December 31, 2016 and 2015 are presented below:

	Year Ended December 31,
(Amounts in 000's)	2016	2015
Current Tax Expense:
Federal	$—	$8
	$—	$8
Deferred Tax Expense:
Federal	$(163)	$102
	$(163)	$102
Total income tax expense	$(163)	$110
The income tax expense applicable to continuing and discontinued operations is presented below:

	Year Ended December 31,
(Amounts in 000's)	2016	2015
Income tax expense on continuing operations	$(163)	$110
Income tax (benefit) expense on discontinued operations	—	251
Total income tax (benefit) expense	$(163)	$361
At December 31, 2016 and 2015, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2016	2015
Net deferred tax asset (liability):
Allowance for doubtful accounts	$4,475	$5,839
Accrued expenses	3,374	1,047
Net operating loss carry forwards	21,624	21,521
Property, equipment & intangibles	(4,004)	(4,526)
Stock based compensation	268	125
Convertible debt adjustments	261	206
Total deferred tax assets	25,998	24,212
Valuation allowance	(26,224)	(24,601)
Net deferred tax liability	$(226)	$(389)
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

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes	(0.4)%	2.4%
Consolidated VIE LLC	—%	1.0%
Nondeductible expenses	(20.6)%	(7.3)%
Other	(0.1)%	(2.6)%
Change in valuation allowance	(11.7)%	(28.8)%
Effective tax rate	1.2%	(1.3)%
As of December 31, 2016, the Company had consolidated federal net operating loss ("NOL") carry forwards of $65.1 million. These NOLs begin to expire in 2018 through 2036 and currently are offset by a full valuation allowance. As of December 31, 2016, the Company had consolidated state NOL carry forwards of $44.5 million. These NOLs begin to expire in 2017 through 2036 and currently are offset by a full valuation allowance.
Given the Company's historical net operating losses, a full valuation allowance has been established on the Company's net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the NOL carry forward. This resulted in recognizing deferred federal and state tax expense of $0.2 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively, and a deferred tax liability of $0.2 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively.
In early 2014, the IRS initiated an examination of the Company's income tax return for the 2011 income tax year. On May 7, 2014, the IRS completed and closed the examination and no changes were required to the Company's 2011 income tax return.
In October 2014, the GDOR initiated an examination of the Company's Georgia income tax returns and net worth returns for the 2010, 2011, 2012, and 2013 income tax years, which was closed during 2016, with no adjustments required to the filed tax returns. The Company is not currently under examination by any other major income tax jurisdiction.
NOTE 17. BENEFIT PLANS
The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees. All employees are eligible once they reach age 21 years and complete one year of eligible service. The Company's plan allowed eligible employees to contribute up to 20% of their eligible compensation, subject to applicable annual Code limits. The Company provides 50% matching on employee contributions, up to 2% of the employee's salary. Total matching contributions during the years ended December 31, 2016 and 2015 were approximately $2 thousand and $37 thousand, respectively.
NOTE 18. RELATED PARTY TRANSACTIONS
Riverchase. On April 9, 2010, Riverchase, then a wholly owned subsidiary of the Company, entered into a purchase agreement with a third party to acquire the assets of Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama, for a purchase price of approximately $5.0 million. On June 22, 2010, the Company assigned to Christopher F. Brogdon (a then director of the Company, beneficial owner of more than 5% of the common stock and the Company’s former Chief Acquisition Officer) 100% of the membership interests in Riverchase (the “Assignment”). On June 25, 2010, Riverchase, then owned by Mr. Brogdon, completed the acquisition of the Riverchase Village facility.
Riverchase financed the purchase of the Riverchase Village facility by borrowing from the Medical Clinic Board of the City of Hoover, Alabama the proceeds from the issuance of the Riverchase Bonds, with an aggregate principal amount of $6.3 million. As part of the financing, AdCare guaranteed Riverchase’s obligations under the Riverchase Bonds.

As consideration for the Assignment and AdCare’s guarantee of Riverchase’s obligations under the Riverchase Bonds, Mr. Brogdon granted to a wholly owned subsidiary of the Company an exclusive and irrevocable option to acquire Riverchase (the “Riverchase Option”) originally through June 22, 2012 (which option was subsequently extended through June 22, 2015) for an exercise price of $100,000. In addition, another wholly owned subsidiary of the Company entered into a five-year year management agreement with Riverchase pursuant to which such subsidiary supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility. On June 22, 2013, the Company subsidiary and Riverchase agreed to mutually terminate such management agreement. See “- Letter Agreement with Brogdon”.
Sale of Riverchase Facility. On June 11, 2015, Riverchase entered into an asset purchase agreement with Omega to sell the Riverchase Village facility, which was subsequently amended.
On November 20, 2015, Riverchase completed the sale of the Riverchase Village facility to Omega for a purchase price of $6.9 million. In connection with such sale, the Riverchase Bonds were repaid in full, and the Company was released from its guaranty of Riverchase’s obligations thereunder. In connection with the sale of the Riverchase Village facility, the Company received $0.2 million, all of which was applied to reduce the obligations under the promissory note issued by Riverchase to the Company (See “- Letter Agreement with Brogdon”). As of December 31, 2016, principal due and payable under the promissory note issued by Riverchase was $95,000.
See “- Letter Agreement with Brogdon” below for a further description of the agreements with respect to the Riverchase Village facility and related matters.
Promissory Note Issued By Brogdon. On December 31, 2013, the Company notified certain entities controlled by Mr. Brogdon of the Company’s intent to terminate the management agreements between subsidiaries of the Company and such Brogdon entities under which the Company subsidiaries managed eight skilled nursing facilities located in Oklahoma owned by the Brogdon entities. Pursuant to the Letter Agreement discussed under “- Letter Agreement with Brogdon”: (i) the parties agreed to terminate the management agreements effective March 1, 2014 and (ii) Mr. Brogdon executed a promissory note in favor of the Company in principal amount of $523,663 which represented amounts owed as of March 1, 2014 (a) by the Brogdon entities pursuant to the management agreements and (b) by GL Nursing, LLC (an entity controlled by Mr. Brogdon) to the Company in connection with the Company’s assignment to GL Nursing, LLC in May 2012 of the Company’s rights to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor. The promissory note was originally payable in five equal monthly installments commencing on September 1, 2014 and ending on December 31, 2014, and did not bear interest.
Letter Agreement with Brogdon. On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014 (the “Letter Agreement”), with Mr. Brogdon and entities controlled by him which reduced the purchase price for the exercise of the Riverchase Option to $1.00. Furthermore, the Letter Agreement provided that, upon the closing of the sale of the Riverchase Village facility to an arms-length third party purchaser, regardless of whether the Company has exercised the Riverchase Option, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds will be paid to the Company; (b) the remaining net sales proceeds will be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under the promissory note issued by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds will be paid to the Company.
On May 15, 2014, the Company and certain of its subsidiaries entered into an amendment to the Letter Agreement (the “Letter Agreement First Amendment”), pursuant to which the Company paid $92,323 (the “Tax Payment”) to the appropriate governmental authorities of Jefferson County, Alabama, such amount representing outstanding real property taxes due on the Riverchase Village facility. The Company determined that it was in its best interests to make the Tax Payment in order to preserve the Company’s interest in the sale of the Riverchase Village facility. In connection with the Tax Payment, the parties also agreed to amend and restate the promissory note issued by Mr. Brogdon in favor of the Company to reflect a new principal amount of $615,986, which amount represents the original principal amount of the note plus the Tax Payment. Furthermore, the Letter Agreement First Amendment amended the Letter Agreement to provide that, if the closing of the sale of the Riverchase Village facility did not occur on or before December 31, 2014, then a payment of principal under the amended and restated promissory note equal to the Tax Payment would be due and payable to the Company on or before January 31, 2015.
Prior to the sale of the Riverchase Village facility in November 2015, AdCare guaranteed Riverchase’s obligations with respect to the Riverchase Bonds, and in order to preserve the Company’s interest in the sale of the Riverchase Village facility, the Company made a payment in the amount of $85,000 (the “Principal Obligation”) on behalf of Riverchase with respect to its obligations under the bonds. On October 10, 2014, Riverchase issued a promissory note in favor of the Company in the principal amount of $177,323, which represented the amount of Tax Payment plus the Principal Obligation. The note does not bear interest and was due upon the closing of the sale of the Riverchase Village facility. See “- Sale of Riverchase Village Facility”.

On October 10, 2014, the Company and certain of its subsidiaries entered into a second amendment to the Letter Agreement, as amended (the “Letter Agreement Second Amendment”), with Mr. Brogdon and entities controlled by Mr. Brogdon, pursuant to which the Company reduced the principal amount of the promissory note issued by Mr. Brogdon by the amount equal to $92,323 (which represents the amount of the Tax Payment) plus $255,000 (which represents an offset of amounts owed by the Company to Mr. Brogdon under his consulting agreement with the Company). See “- Brogdon Consulting Agreement”.
The Letter Agreement Second Amendment also amended the Letter Agreement, as amended, to provide that upon the closing of the sale of the Riverchase Village facility to a third party purchaser, the net sales proceeds from such sale shall be distributed so that any net sales proceeds shall first be paid to the Company to satisfy the $177,323 outstanding under the note issued by Riverchase to the Company.
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
The Letter Agreement Third Amendment amended the Letter Agreement to provide a schedule for the payment to the Company of the net sales proceeds resulting from a sale of the Riverchase Village facility to a third-party purchaser. The Letter Agreement Third Amendment required that the net sales proceeds from such sale be distributed to the Company as follows: (i) an amount sufficient to satisfy all amounts due and owing under the promissory note issued by Riverchase to the Company; (ii) one-half of the then remaining net sales proceeds; (iii) an amount sufficient to satisfy the amounts due and owing under the promissory note issued by Mr. Brogdon to the Company; and (d) the then remaining balance of net sales proceeds.
In connection with the Letter Agreement Third Amendment, the Company and Mr. Brogdon agreed to amend the promissory note issued by Mr. Brogdon to the Company. Pursuant to this amendment, the principal balance plus any accrued interest under the promissory note issued by Mr. Brogdon to the Company shall be due and payable on the earlier of: (i) December 31, 2015; or (ii) the closing of the sale of the Riverchase Village facility. See “- Sale of Riverchase Village Facility”. On November 10, 2016, the Company and Mr. Brogdon agreed to further amend the promissory note issued by Mr. Brogdon to the Company to extend its maturity date to December 31, 2017. As a condition to such amendment, Winter Haven Homes, Inc. (“Winter Haven”), an entity owned and controlled by Mr. Brogdon, has agreed to waive payment of certain charges otherwise due and owing from the Company to Winter Haven from January 1, 2016 to July 31, 2016. As of December 31, 2016, principal due and payable under the promissory note issued by Mr. Brogdon to the Company was $268,663.
Brogdon Consulting Agreement. In December 2012, the Company entered into a three-year consulting agreement with Mr. Brogdon for consulting services related to the acquisition and financing of skilled nursing facilities.
On May 6, 2014, the Company and Mr. Brogdon amended the consulting agreement to: (i) provide for an aggregate consulting fee equal to $400,000; (ii) a success fee of $25,000 (a “Success Fee”), subject to certain limitations; and (iii) eliminate the severance pay originally payable to Mr. Brogdon upon termination of the original consulting agreement without cause. Under the amended consulting agreement, Mr. Brogdon also would have received a change of control fee of $500,000, if a change of control occurred on or before May 1, 2015; however, no such fee became payable.
Pursuant to the amended consulting agreement, the Company made a one-time payment of $100,000 in respect of the $400,000 consulting fee on May 6, 2014, and was obligated to pay the remainder of the consulting fee in monthly payments of $15,000, which payments commenced on June 1, 2014. The Company did not pay any Success Fee to Mr. Brogdon during the fiscal year 2015. Pursuant to the amended consulting agreement, the balance of the consulting fee owed to Mr. Brogdon by the Company in the amount of $255,000 was offset in October 2014 against the remaining amount owed by Mr. Brogdon to the Company under the promissory note, thereby reducing the principal amount of the promissory note to $268,663. See “- Promissory Note Issued by Brogdon” above.
On March 21, 2016, Mr. Brogdon and the Company entered into a letter agreement with respect to the amended consulting agreement pursuant to which Mr. Brogdon and the Company agreed that such agreement was terminated effective as of November 20, 2015.
Settlement and Indemnification Agreement. On March 26, 2015, the Company and certain entities controlled by Mr. Brogdon entered into a Settlement and Indemnification Agreement with respect to: (i) certain claims made by the Brogdon entities in connection with management and administrative services provided by the Company to the Brogdon entities under various management agreements; and (ii) certain pending, or threatened, legal proceedings against the Company and certain of its subsidiaries, and Mr. Brogdon and certain entities controlled by him, including the litigation filed in the District Court of Oklahoma County, State of Oklahoma and described in Part I, Item 3, “Legal Proceedings” in the Company’s 2014 Annual Report on Form 10-K (collectively, and including any unasserted claims arising from the management agreements, the “AdCare Indemnified Claims”). Pursuant to such agreement, the Company contributed $600,000 towards the settlement of the litigation, which occurred in March 2015, and Mr. Brogdon and the Brogdon entities released the Company from any and all claims arising in connection with the management agreements and indemnified the Company with respect to the AdCare Indemnified Claims.
Personal Guarantor on Loan Agreements. Mr. Brogdon serves as personal guarantor on certain loan agreements entered into by the Company prior to 2015. At December 31, 2016, the total outstanding principal owed under such loan agreements was approximately $15.3 million.
Park City Capital. On March 31, 2015, the Company accepted a Subscription Agreement from Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, for a 2015 Note with an aggregate principal amount of $1,000,000 and, in connection therewith, issued such note to Park City Capital Offshore on April 30, 2015. The 2015 Note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering. In January 2017, the Company repurchased the $1,000,000 2015 Note held by Park City Offshore pursuant to the terms of the Tender Offer for any and all of the outstanding 2015 Notes. For a description of the Tender Offer, see Note 19 - Subsequent Events. Mr. Fox is a an affiliate of Park City Offshore, a director of the Company since October 2013, Lead Independent Director since April 1, 2015 and a beneficial owner of greater than 5% of the outstanding common stock.
Rimland Consulting Agreement. During March 2015, prior to Allan J. Rimland’s appointment as Chief Financial Officer of the Company, Mr. Rimland provided certain consulting services to the Company as an independent contractor. The Company paid Mr. Rimland $20,000 for such services.
Knaup Consulting Agreement. From November 2014 through September 2015, Thomas Knaup provided certain insurance-related consulting services to the Company through an entity owned and controlled by him. In connection with such services, the Company issued to the entity in December 2014 a five-year warrant to purchase 224,758 shares of common stock at an exercise price of $4.04 per share. In September 2015, the Company and the entity terminated the consulting arrangement and the warrant, without it being exercised, and the Company paid $115,000 to the entity in connection therewith. Mr. Knaup was elected a director of the Company in October 14, 2015.
Doucet Asset Management, LLC. On June 10, 2014 and on subsequent dates, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock.
On March 31, 2015, the Company accepted Subscription Agreements from Christopher L. Doucet and Suzette A. Doucet for 2015 Notes with an aggregate principal amount of $250,000. The 2015 Notes were offered to them on the same terms and conditions as all other investors in the offering. With respect to the offering of 2015 Notes, Institutional Securities Corporation served as the placement agent and Doucet Asset Management, LLC served as the selected dealer, both of which are affiliates of Mr. and Ms. Doucet. In connection with the offering of 2015 Notes, the Company paid to Institutional Securities Corporation a placement fee of $151,000.
In January 2017, the Company repurchased the 2015 Notes in aggregate principal amount of $250,000 held by Mr. and Ms. Doucet pursuant to the terms of the Tender Offer for any and all of the outstanding 2015 Notes. For a description of the Tender Offer, see Note 19 - Subsequent Events.
On January 19, 2017, Doucet Capital, LLC, Doucet Asset Management, LLC and Mr. and Ms. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of less than 5% of the common stock as a result of the convertible notes repurchased by the Company pursuant to such tender offer.
Cantone. On April 12, 2011 and on subsequent dates, Anthony J. Cantone, Cantone Research, Inc. (“CRI”), and certain other reporting persons filed with the SEC a Schedule 13G reporting beneficial ownership of greater than 5% of the common stock. On October 5, 2015, Mr. Cantone, CRI and CAM, and certain other reporting persons filed with the SEC a Schedule 13G/A-2, which reported beneficial ownership of less than 5% of the common stock.
As part of a private placement offering in 2012 for which CRI acted as placement agent, the Company issued and sold to Mr. Cantone and CAM 2012 Notes with an aggregate principal amount of approximately $6.4 million.

On June 30, 2015, the Company entered into prepayment agreements with Mr. Cantone and CAM and, in connection therewith, prepaid the 2012 Note held by Mr. Cantone in its entirety and partially prepaid the 2012 Note held by CAM, leaving a principal balance of approximately $4.8 million with respect to such note. All but $1.5 million of such principal balance was repaid on the July 31, 2015 maturity date.
Effective July 31, 2015, the Company and CAM amended the 2012 Note held by CAM to, among other things: (i) extend the maturity date with respect to $1.5 million of the principal amount of the 2012 Note to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share. Additionally, the amendment modifies the Company’s right to prepay the 2012 Note held by CAM so that the Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to the 2012 Note; provided, however, that: (i) the shares of the common stock issuable upon conversion of the 2012 Note have been registered for resale under the Securities Act; and (ii) at any time after the issue date of the 2012 Note, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 150% of the then-current conversion price. The amendment also affords each of CAM and the Company the right to cause the redemption of all or any portion of the principal amount of the 2012 Note held by CAM upon a change of control (as defined in the 2012 Note) at a redemption price equal to 115% of the sum of (i) outstanding principal amount to be redeemed, plus (ii) the amount of accrued and unpaid interest thereon.
Pursuant to the amendment, the Company paid to CRI a fee equal to $37,500. The amendment also amends the consulting agreement, dated July 2, 2012, between the Company and CRI to: (i) reduce the annual consulting fee payable thereunder from approximately $50,000 to $15,000 and further reduce such fee proportionately upon each repayment, redemption or conversion of the principal amount of the 2012 Note held by CAM; and (ii) terminate such consulting agreement upon the earlier of October 31, 2017, or the conversion, redemption or prepayment of the entire principal amount of the 2012 Note held by CAM. The consulting agreement was originally executed by the parties in 2012 in connection with the Company’s private offering of the 2012 Notes.
Other than the items discussed above, there are no other material undisclosed related party transactions. For purposes of the disclosure in this Note 18 - Related Party Transactions, note that: (i) Mr. Brogdon is a greater than 5% holder of the outstanding common stock; and (ii) CAM and CRI are affiliates of Anthony J. Cantone, who filed with the SEC in July 2013 a Form 4 reporting that he beneficially owned greater than 10% of the outstanding common stock which was reported as less than 5% on a Schedule 13G/A filed with the SEC in October 2015.
NOTE 19. SUBSEQUENT EVENTS
The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.
Tender Offer for 10% Convertible Subordinated Notes Due April 30, 2017

On December 8, 2016, the Company commenced the Tender Offer for any and all of its outstanding 2015 Notes. The purchase price offered was cash in an amount equal to $1,000 per $1,000 principal amount of the 2015 Notes purchased, plus accrued and unpaid interest to, but not including, the payment date.
The Tender Offer expired on January 9, 2017, and $6.7 million in aggregate principal amount of the 2015 Notes were validly tendered and not properly withdrawn. AdCare accepted and paid all of the 2015 Notes validly tendered and not properly withdrawn pursuant to the Tender Offer. Payment for the 2015 Notes tendered and accepted for payment was made by check on January 10, 2017. After giving effect to such payment, $1.0 million in aggregate principal amount of the 2015 Notes remain outstanding.

Recertification of Oceanside Facility

On February 7, 2017, the Oceanside Facility was recertified by CMS.

Extension of College Park Lease

On February 16, 2017, C.R. of College Park LLC, which subleases the College Park Facility from a subsidiary of the Company pursuant to a Sublease Agreement dated February 18, 2015, delivered irrevocable notice to the Company, extending the term of its lease of the College Park Facility for 5 years pursuant to the terms of such sublease.

Pending Acquisition and Lease of Meadowood Retirement Village

On March 8, 2017, AdCare executed a purchase and sale agreement with Meadowood Retirement Village, LLC and Meadowood Properties, LLC to acquire an assisted living facility with 106 operational beds in Glencoe, Alabama for $5.5 million cash. In addition, on March 21, 2017, AdCare executed a long-term lease with an affiliate of C.Ross Management to lease the facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option, (ii) base rent of $37,500 per month, (iii) a rental escalator of 2% per annum in the initial term and 2.5% per annum in the renewal term, (iii) a cross renewal provision with the Coosa Valley facility and (iv) a one month security deposit.

Coosa/Attalla Loan Reduction

On March 20, 2017, mortgage indebtedness related to the Coosa Valley and Attalla facilities was reduced by $720,000 and $798,200, respectively through the application of restricted cash held as collateral against such indebtedness.

Peach Note Modification

On April 6, 2017, the Company modified certain terms of the Peach Note in connection with the Peach Health Sublesse's securing a $2.5 million working capital loan from a third party lender (the “Peach Working Capital Facility”). Borrowings under the Peach Working Capital Facility are based on a borrowing base of eligible accounts receivable. The modifications of the Peach Note include: (i) reducing the loan balance to $840,217 and restricting further borrowings, (ii) extending the maturity of the loan to October 1, 2020 and adding a six month extension option by the Peach Health Sublesse assuming certain conditions precedent are met at the time of the exercise of the option, (iii) increasing the interest rate from 13.5% per annum by 1% per year, and (iv) establishing a four year amortization schedule. Payment of principal and interest under the Peach Note shall be governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed borrowings under the Peach Working Capital Facility subject to certain burn-off provisions.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.
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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

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
The charters for the Board's Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee are available in the corporate governance subsection of the investor relations section of our website, www.adcarehealth.com, and are also available in print upon written request to the Corporate Secretary, AdCare Health Systems, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, GA 30024.
Item 10.    Directors, Executive Officers and Corporate Governance
Current Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Allan J. Rimland	54	Director, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary
E. Clinton Cain	36	Senior Vice President, Chief Accounting Officer and Controller
Michael J. Fox	39	Director
Thomas W. Knaup	68	Director
Brent Morrison	41	Director
David A. Tenwick	79	Director
William McBride, III served as the Company’s Chief Executive Officer and a director from October 2014 until his employment was terminated on April 17, 2017. Mr. Rimland commenced serving as the Company’s Chief Executive Officer upon such termination. See Part III, Item 11, “Executive Compensation - Employment Agreement/Termination - Former Officer - William McBride, III - Termination.”

All directors are elected at the Company’s Annual Meeting of Shareholders to serve until the Company’s next Annual Meeting of Shareholders. The terms of the Company’s current directors expire at the Company’s 2017 Annual Meeting of Shareholders. All executive officers serve at the discretion of the Board, subject to applicable employment agreements (see Part III, Item 11, "Executive Compensation—Employment Agreements - Current Officers").
Biographical information with respect to each of our current executive officers and directors is set forth below.
Allan J. Rimland. Mr. Rimland commenced serving as the Company's Chief Executive Officer upon Mr. McBride's termination of employment with the Company on April 17, 2017. Mr. Rimland has served as a director since October 14, 2015, as the Company’s President and Chief Financial Officer since April 1, 2015 and as the Company’s Secretary since May 1, 2015. From 2011 through February 2015, Mr. Rimland served as a Managing Director at Stephens Inc., a financial services firm, within its Investment Banking Group. In part, Mr. Rimland was responsible for originating and leading mergers and acquisitions and capital raising transactions for healthcare services clients. During the three years prior to working at Stephens Inc., Mr. Rimland was a Managing Director at JMP Securities LLC, an investment bank, where he served as Co-Head of its Healthcare Services and IT Investment Banking Group. At JMP Securities, LLC, Mr. Rimland focused on mergers and acquisitions and public and private equity capital raising for healthcare services clients. Prior thereto, he was an investment banker at a number of investment banks including: Wachovia Capital Markets, Banc of America Securities and Morgan Stanley Dean Witter. Mr. Rimland’s expertise and background in investment banking, particularly in mergers and acquisitions and capital raising, and his knowledge and relationships in the healthcare services and related REIT sectors provide experience that the Board considers valuable.
E. Clinton Cain. Mr. Cain has served as the Company's Senior Vice President, Chief Accounting Officer and Controller since February 4, 2016. Mr. Cain has previously served as Vice President of Finance at the Company beginning September 2014, before which time he worked as a Senior Financial Analyst at the Company beginning in June 2011. Prior to joining the Company, Mr. Cain worked as an audit associate at Habif, Arogeti & Wynne, LLP, in Atlanta, Georgia, and Huber, Erickson, and Bowman, LLC, in Salt Lake City, Utah, both certified public accounting firms. Mr. Cain is a Certified Public Accountant and has a Master of Accounting from the University of Utah and a B.S. in Accounting from Brigham Young University. Mr. Cain's tenure with the Company and technical accounting background provide experience that the Board considers valuable.

Michael J. Fox. Mr. Fox has served as a director since October 2013 and Lead Independent Director since April 2015. Mr. Fox is the Chief Executive Officer of Park City Capital, LLC (“Park City”), a value-oriented investment management firm he founded in June 2008. From 2000 to 2008, Mr. Fox worked at J.P. Morgan in New York, most recently as Vice President and Senior Business Services Analyst. As J.P.Morgan’s Senior Business Services Analyst, Mr. Fox headed the firm’s Business Services equity research group from 2005 to 2008.  From 2000 to 2005, Mr. Fox was a member of J.P.Morgan’s Leisure equity research group which was consistently recognized by Institutional Investor’s All America Research Team.  Mr. Fox also serves on the board of directors of Resonant Inc. Mr. Fox’s expertise and background in the financial and equity markets and his involvement in researching the commercial real estate industry provide experience that the Board considers valuable.
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

Brent Morrison. Mr. Morrison has served as a director since October 2014. Mr. Morrison is currently the Managing Director of Zuma Capital Management LLC, a position he has held since 2012. Prior thereto, Mr. Morrison was a Research Analyst for Wells Fargo Advisors from 2012 to 2013, the Senior Research Analyst at the Strome Group, a private investment firm, from 2009 to 2012, a Research Analyst at Clocktower Capital, LLC, a global long/short equity hedge fund based in Beverly Hills, California, from 2007 to 2009 and a Vice President of Wilshire Associates, a financial consulting firm, from 1999 to 2007. Mr. Morrison also served on the board of directors of iPass Inc., which provides global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services, from May 2015 to June 2016. Mr. Morrison’s expertise and background in the financial and equity markets provide experience that the Board of Directors considers valuable.
David A. Tenwick.  Mr. Tenwick is our founder and has served as a director since our organization was founded in August 1991. Mr. Tenwick also served as Chairman of the Board from our founding until March 2015 and as the Company’s Interim Chief Executive Officer and President from June 1, 2014 to November 1, 2014. Prior to our founding, Mr. Tenwick was an independent business consultant from 1982 to 1990. In this capacity, he has served as a director and an officer of several businesses, including Douglass Financial Corporation, a surety company, and AmeriCare Health & Retirement, Inc., a long-term care management company. From 1967 until 1982, Mr. Tenwick was a director and an officer of Nucorp Energy, Inc., a company which he co-founded. Nucorp Energy was a public company that invested in oil and gas properties and commercial and residential real estate. Prior to founding Nucorp Energy, Mr. Tenwick was an enforcement attorney for the SEC. Mr. Tenwick is a member of the Ohio State Bar Association and was a founding member of the Ohio Assisted Living Association, an association that promotes high quality assisted living throughout the State of Ohio. Mr. Tenwick’s tenure with the Company and legal and business background provide experience that the Board considers valuable.
Arrangements with Directors Regarding Election/Appointment
Michael J. Fox. On October 1, 2013, we entered into a letter agreement (the “Fox Agreement”) with Park City and Mr. Fox pursuant to which the Board appointed Mr. Fox as a director of the Company effective October 23, 2013 to serve until the 2013 Annual Meeting, we included Mr. Fox in our slate of nominees for election as a director at the 2013 Annual Meeting and we caused his re-election of Mr. Fox at the 2013 such meeting.
Pursuant to the Fox Agreement, for so long as Mr. Fox serves on the Board as a nominee of the Board, Park City shall take such action as may be required so that all of the capital stock of the Company which is entitled to vote generally in the election of directors (the “Voting Securities”) and is beneficially owned by Park City, or any person who, within the meaning of Rule 12b-2 under the Exchange Act, is “controlling,” “controlled by” or “under common control with” Park City (the “Park City Group”), is voted in favor of each of the Board’s nominees to the Board at any and all meetings of our shareholders or at any adjournment or postponement thereof or in any other circumstance in connection with which a vote, consent or other approval of holders of Voting Securities is sought with respect to the election of any nominee to the Board.
In addition, for so long as Mr. Fox serves on the Board as a nominee of the Board, Park City will not do or agree or commit to do (or encourage any other person to do or agree or commit to do) and will not permit any member of the Park City Group or any affiliate or associate thereof to do or agree or commit to do (or encourage any other person to do or agree or commit to do) any of the following:

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

(iii)
make any request or seek to obtain, in any fashion that would require public disclosure by us, Park City or their respective affiliates, any waiver or amendment of any provision of the Fox Agreement or take any action restricted thereby; and

(iv)
except as permitted by the Fox Agreement, make or cause to be made any statement or announcement that constitutes an ad hominem attack on us or our officers or directors in any document or report filed with or furnished to the SEC or any other governmental agency or in any press release or other publicly available format.

Furthermore, pursuant to the Fox Agreement, for so long as Mr. Fox serves on the Board as a nominee of the Board, Mr. Fox agrees to comply with all applicable policies and guidelines of the Company and, consistent with his fiduciary duties and his obligations of confidentiality as a member of the Board, to refrain from communicating to anyone any nonpublic information about us that he learns in his capacity as a member of the Board (which agreement shall remain in effect after Mr. Fox leaves the Board). Notwithstanding the foregoing, Mr. Fox may communicate such information to any member of the Park City Group who agrees to be bound by the same confidentiality restrictions applicable to Mr. Fox, provided that Mr. Fox shall be liable for any breach of such confidentiality by any such member. In addition, Mr. Fox has confirmed that each of the other members of the Park City Group has agreed not to trade in any of our securities while in possession of any nonpublic material information about us if and to the extent doing so would be in violation of applicable law or, without the prior written approval of the Board, to trade in any of our securities during any blackout period imposed by us.
Allan J. Rimland. The employment agreement between the Company and Mr. Rimland provides that, subject to applicable law, regulations and the Company’s organizational documents, it is the Company’s intention to cause Mr. Rimland to be appointed to the Board at such time as it would not cause the Company to violate or fail to satisfy the NYSE MKT rules. Effective October 14, 2015, the Board appointed Mr. Rimland to the Board.
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
The Audit Committee was established in 1995, and its charter was adopted in December 2005. The current members of the Audit Committee are Messrs. Fox, Knaup and Morrison. Each of Messrs. Fox, Knaup and Morrison is considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE MKT listing standards and the rules of the SEC. The Board has designated Mr. Morrison as Chairman of the Audit Committee and has determined that Mr. Morrison is an "audit committee financial expert" as defined by Item 407 of Regulation S-K of the Exchange Act.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the "Reporting Persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements since January 1, 2016, except that Mr. Fox filed a late report on Form 4 with respect to the disposition of 2015 Notes.
Code of Ethics
We have adopted a written code of conduct, our Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of AdCare (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions). Our Code of Business Conduct and Ethics is available in the corporate governance subsection of the investor relations page of our website, www.adcarehealth.com, and is also available in print upon written request to our Corporate Secretary, AdCare Health Systems, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.

Item 11.    Executive Compensation.
Summary Compensation Table
The following table sets forth the compensation awarded to, paid to or earned by or accrued our principal executive officer and our other most highly compensated executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2016 and December 31, 2015 (collectively, our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
William McBride III, Former Chairman and Former Chief Executive Officer (former principal executive officer)*	2016	300,000	—	—		—		—	—	—		300,000
	2015	300,000	30,000	285,497	(2)	60,000	(3)	—	—	614,218	(4)	1,289,715
Allan J. Rimland, Director, Chief Executive Officer, President, Chief Financial Officer and Corporate Secretary (principal financial officer)*	2016	250,000	—	—		—		—	—	69,557	(5)	319,557
	2015	187,500	25,000	575,000	(6)	284,273	(7)	—	—	211,967	(8)	1,283,740
E. Clinton Cain, Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	2016	120,000	11,500	—		—		—	—	—		131,500
	2015	—	—	—		—		—	—	—		—
*Mr. McBride served as the Company’s Chief Executive Officer (and principal executive officer) during 2015, 2016 and until his employment was terminated on April 17, 2017. Mr. Rimland commenced serving as the Company’s Chief Executive Officer (and principal executive officer) upon such termination. See Part III, Item 11, “Executive Compensation - Employment Agreement/Termination - Former Officer - William McBride, III - Termination.”

(1)
The amounts set forth above reflect the full aggregate grant date fair value of the awards Note 13 - Stock Based Compensation to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” for a description of the assumptions used to determine fair value).

(2)
Represents: (i) a restricted stock award of 50,000 shares of common stock with a grant price of $4.01 per share, which vests with respect to one-third of such shares on October 10, 2015, October 10, 2016 and October 10, 2017; (ii) a restricted stock award of 6,157 shares of common stock with a grant price of $4.06 per share, which vested immediately on the grant date of May 12, 2015; and (iii) a restricted stock award of 28,986 shares of common stock with a grant price of $2.07 per share, which vested immediately on the grant date of January 27, 2016.

(3)	Represents a five-year option to purchase 77,186 shares of common stock with an exercise price of $2.07 per share, which vested immediately on the grant date of January 27, 2016.

(4)
Represents: (i) payments in the amount of $456,816 to Mr. McBride in respect of the taxes owed by Mr. McBride related to a restricted stock award of 50,000 shares of common stock granted January 1, 2015 and the vesting of 50,000 shares of restricted stock granted on October 10, 2014; (ii) dividends in the amount of $29,000, with respect to equity compensation awards of common stock outstanding at the record dates during 2015; and (iii) payments in the amount of $128,402 to Mr. McBride in respect of the taxes owed by Mr. McBride related to the vesting of 50,000 shares of common stock on October 10, 2016 under a restricted stock award of 150,000 shares of common stock granted on October 10, 2014. Pursuant to Mr. McBride’s employment agreement, the Company agreed to pay all taxes owed in connection with such grants.

(5)	Represents commuting expenses reimbursed by the Company.

(6)
Represents: (i) a restricted stock award of 125,000 shares of common stock with a grant price of $4.20 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of April 1, 2015;

and (ii) a restricted stock award of 24,155 shares of common stock with a grant price of $2.07 per share, which vested immediately on the grant date of January 27, 2016.

(7)
Represents: (i) a ten-year warrant to purchase 275,000 shares of common stock with an exercise price of $4.25 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of April 1, 2015; and (ii) a five-year option to purchase 64,321 shares of common stock with an exercise price of $2.07 per share, which vested immediately on the grant date of January 27, 2016.

(8)
Represents: (i) a payment of approximately $20,000 for consulting services provided by Mr. Rimland prior to his employment with the Company; (ii) insurance costs of $15,283 reimbursed by the Company pursuant to Mr. Rimland’s employment agreement; (iii) certain business-related and commuting expenses reimbursed by the Company of approximately $64,320; (iv) dividends in the amount of $20,625, with respect to equity compensation awards of common stock outstanding at the record dates during 2015; and (v) payments in the amount of $91,739 to Mr. Rimland in respect of the taxes owed by Mr. Rimland related the vesting of 41,666 shares of common stock on April 1, 2016 under a restricted stock award of 125,000 shares of common stock granted April 1, 2015. Pursuant to Mr. Rimland’s employment agreement, the Company agreed to pay all taxes owed in connection with such grants.

Employment Agreements - Current Officers
Allan J. Rimland. Mr. Rimland commenced serving as the Company’s Chief Executive Officer upon Mr. McBride’s termination of employment with the Company on April 17, 2017. On March 25, 2015, the Board appointed Allan J. Rimland to serve as the Company’s President and Chief Financial Officer, effective April 1, 2015, Corporate Secretary, effective May 1, 2015, and a director, effective October 14, 2015. The Company and Mr. Rimland executed an employment agreement, effective as of April 1, 2015, pursuant to which the Company will employ Mr. Rimland as its President and Chief Financial Officer on the following terms: (i) the Company will pay to Mr. Rimland an annual base salary of $250,000, subject to increase by the Compensation Committee of the Board; (ii) Mr. Rimland will be eligible to earn an annual bonus based on achievement of performance goals established by the Compensation Committee of the Board of up to 100% of his base salary; and (iii) the Company will provide Mr. Rimland with such other benefits as other senior executives of the Company receive. Pursuant to the employment agreement, the Company will employ Mr. Rimland for an initial term of three years, subject to automatic consecutive renewal terms of one year unless notice of non-renewal is provided pursuant to the employment agreement.
In connection with Mr. Rimland’s employment, the Company granted to Mr. Rimland on April 1, 2015: (i) pursuant to the 2011 Plan, 125,000 shares of restricted common stock, which vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; and (ii) a ten-year warrant to purchase 275,000 shares of common stock with an exercise price per share equal to $4.25, which vests as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (iii) a restricted stock award of 24,155 shares of common stock with a grant price of $2.07 per share, which vested immediately on the grant date of January 27, 2016; and (iv) a five-year option to purchase 64,321 shares of common stock with an exercise price of $2.07 per share, which vested immediately on the grant date of January 27, 2016.
Under the employment agreement, the Company also will pay to Mr. Rimland an additional bonus during each applicable year to reimburse him for any state and federal income tax liability he incurs as a result of the vesting of restricted stock awards (whether by the passage of time or upon acceleration of vesting), which bonus amount shall be “grossed up” to compensate Mr. Rimland for the additional tax liability of such bonus.
If Mr. Rimland is terminated for cause, then he shall receive any accrued but unpaid salary through his termination date. If Mr. Rimland terminates his employment without good reason, then he shall receive any accrued but unpaid salary through his termination date and any earned but unpaid bonus amounts with respect to the preceding completed fiscal year.
In the event that: (i) Mr. Rimland is terminated without cause; (ii) Mr. Rimland terminates his employment for good reason; (iii) Mr. Rimland is terminated in a change of control termination; or (iv) the Company declines to renew the employment agreement after its initial term or any subsequent term, then: (a) Mr. Rimland will receive a lump sum amount equal to two times his then-current base salary; (b) the restricted stock award and the warrant shall automatically accelerate so as to be fully vested as of his termination date; and (c) Mr. Rimland will be reimbursed for monthly premiums paid by him under the Consolidated Omnibus Budget Reconciliation Act of 1985 for up to 18 months. In the event Mr. Rimland is terminated due to his death or disability, Mr. Rimland (or his estate or beneficiaries, as the case may be) shall receive a lump sum severance payment equal to all accrued and unpaid salary through the date of termination plus a pro-rata bonus payment amount calculated as the product of any bonus Mr. Rimland would have earned for the fiscal year times a fraction representing the portion of the year he was employed prior to such termination. For purposes of Mr. Rimland’s employment agreement: (i) a termination shall be deemed for “cause,” only if it is based upon conviction of (or pleading guilty or nolo contendere to) a felony, material disloyalty to the Company, or Mr. Rimland having engaged in unethical or illegal behavior which is of a public nature and results in material damage to the Company; (ii) “good reason” means a material diminution in Mr. Rimland’s authority or responsibilities, a material change in the geographic location at which Mr. Rimland must regularly perform the services to be performed by him, any other action or inaction that constitutes a material breach by the Company of the employment agreement, or, subject to certain notice and cure provisions, the failure by the Company to continue in effect any material benefit plan in which Mr. Mr. Rimland participates and such failure occurs during the period commencing three months prior to a change of control (as defined in the agreement) and ending one year after a change of control; and (iii) a “change of control termination” means that, during the three months prior, or within one year after, a change of control, Mr. Rimland is terminated without cause or he terminates his employment for good reason.
E. Clinton Cain. On February 4, 2016, the Board appointed Mr. Cain as the Company’s Senior Vice President, Chief Accounting Officer and Controller. On February 8, 2016, the Company and Mr. Cain agreed that, in the event that Mr. Cain’s employment is terminated without cause, Mr. Cain will be entitled to twelve (12) months of severance pay comprised of salary continuation. For this purpose, “cause” is defined as due to negligence or misconduct in the performance of Mr. Cain’s material duties that directly results in an economic loss to the Company.
In connection with Mr. Cain’s employment and in respect of performance during the year ended December 31, 2015 prior to becoming an executive officer, the Company granted to Mr. Cain on January 1, 2016 a restricted stock award of 7,792 shares of common stock with a grant price of $2.49 per share, which vests with respect to one-third of such shares on January 1, 2017, January 1, 2018 and January 1, 2019.
Employment Agreement/Termination- Former Officer
William McBride, III - Employment Agreement. Mr. McBride served as the Company’s Chief Executive Officer from October 10, 2014 until the termination of his employment with the Company on April 17, 2017, pursuant to an employment agreement between the Company and Mr. McBride, effective October 10, 2014, and amended on March 25, 2015. Pursuant to the employment agreement, as amended, the Company employed Mr. McBride as its Chief Executive Officer on the following terms: (i) the Company paid to Mr. McBride an annual base salary of $300,000, subject to increase by the Compensation Committee of the Board; (ii) Mr. McBride was eligible to earn an annual bonus based on achievement of performance goals established by the Compensation Committee of the Board of up to 100% of his base salary; and (iii) the Company provided Mr. McBride with such other benefits as other senior executives of the Company receive. The employment agreement had an initial term of three years and was, subject to automatic consecutive renewal terms of one year unless notice of non-renewal was provided pursuant to the employment agreement.
In connection with Mr. McBride’s employment, the Company granted to Mr. McBride: (i) on October 10, 2014, 150,000 shares of restricted common stock, which vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (ii) on January 1, 2015, 50,000 shares of restricted common stock, which vest as to one-third of the shares on October 10, 2015, October 10, 2016 and October 10, 2017; and (iii) on October 10, 2014, a ten-year warrant to purchase 300,000 shares of common stock, with an exercise price of $4.49, which vests as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (iv) a restricted stock award of 28,986 shares of common stock with a grant price of $2.07 per share, which vested immediately on the grant date of January 27, 2016; and (v) a five-year option to purchase 77,186 shares of common stock with an exercise price of $2.07 per share, which vested immediately on the grant date of January 27, 2016. The awards of restricted common stock were granted under the 2011 Stock Incentive Plan of AdCare Health Systems,Inc (the "2011 Plan"). Under the employment agreement, the Company paid to Mr. McBride an additional bonus during each applicable year to reimburse him for any state and federal income tax liability he incurred as a result of the vesting of his restricted stock awards (whether by the passage of time or upon acceleration of vesting), which bonus amount was “grossed up” to compensate Mr. McBride for the additional tax liability of such bonus.
Under Mr. McBride’s employment agreement:

•	if Mr. McBride were terminated for cause, then he would receive any accrued but unpaid salary through his termination date;

•
if Mr. McBride were to terminate his employment without good reason, then he would receive any accrued but unpaid salary through his termination date and any earned but unpaid bonus amounts with respect to the preceding completed fiscal year; and

•
if: (i) Mr. McBride were terminated without cause; (ii) Mr. McBride were to terminate his employment for good reason; (iii) Mr. McBride were terminated in a change of control termination; or (iv) the Company were to decline to renew the employment agreement after its initial term or any subsequent term, then: (a) except in the case of a nonrenewal by the Company, Mr. McBride would receive a lump sum amount equal to $700,000 if the termination date occurs prior to October 10, 2017 and two times his then-current base salary if the termination date occurs thereafter; (b) in the case of nonrenewal by the Company, Mr. McBride would receive a lump sum amount equal to two times his then-current base salary; (c) the awards of restricted stock and the warrant granted to Mr. McBride would automatically accelerate so as to be fully vested as of his termination date; and (d) Mr. McBride would be reimbursed for monthly premiums paid by him under the Consolidated Omnibus Budget Reconciliation Act of 1985 for up to 18 months.

Under Mr. McBride’s employment Agreement, if Mr. McBride were terminated due to his death or disability, Mr. McBride (or his estate or beneficiaries, as the case may be) would receive a lump sum severance payment equal to all accrued and unpaid salary through the date of termination plus a pro-rata bonus payment amount calculated as the product of any bonus Mr. McBride would have earned for the fiscal year times a fraction representing the portion of the year he was employed prior to such termination.

For purposes of the employment agreement: (i) a termination is deemed for “cause,” only if it is based upon conviction of (or pleading guilty or nolo contendere to) a felony, material disloyalty to the Company, or Mr. McBride having engaged in unethical or illegal behavior which is of a public nature and results in material damage to the Company; (ii) “good reason” means a material diminution in Mr. McBride’s authority or responsibilities, a material change in the geographic location at which Mr. McBride must regularly perform the services to be performed by him, any other action or inaction that constitutes a material breach by the Company of the employment agreement, or, subject to certain notice and cure provisions, the failure by the Company to continue in effect any material benefit plan in which Mr. McBride participates and such failure occurs during the period commencing three months prior to a change of control (as defined in the agreement) and ending one year after a change of control; and (iii) a “change of control termination” means that, during the three months prior, or within one year after, a change of control, Mr. McBride is terminated without cause or he terminates his employment for good reason.
William McBride, III - Termination. On April 17, 2017, the Board terminated Mr. McBride’s employment with the Company as its Chief Executive Officer for cause. Pursuant to his employment agreement, upon termination of his employment for any reason, Mr. McBride will be treated for all purposes as having resigned from all positions that he holds or has ever held with the Company and any of its subsidiaries or affiliates. Accordingly, the termination of Mr. McBride’s employment constitutes his resignation from the Board as of such termination. In addition, pursuant to Mr. McBride’s employment agreement, upon his termination for cause, all unvested portions of the warrant and restricted stock awards issued to him under his employment agreement are forfeited.

Stock Incentive Plans
At our 2011 Annual Meeting of Shareholders held on June 3, 2011, the shareholders adopted the 2011 Plan. The 2011 Plan is intended to further the growth and profitability of our Company by providing increased incentives to encourage share ownership on the part of key employees, officers, directors, consultants and advisors who render services to us and any future parent or subsidiary of ours, including our named executive officers. The 2011 Plan permits the granting of stock options and restricted stock awards (collectively, “Awards”) to eligible participants. At our 2012 Annual Meeting of Shareholders held on June 1, 2012, the shareholders adopted an amendment to the 2011 Plan that increased the maximum number of shares of Company stock that may be granted under the 2011 Plan from 1,000,000 to an aggregate of 2,000,000 shares.
Subject to the terms of the 2011 Plan, the Compensation Committee has the sole discretion to determine the persons who will be granted Awards under the 2011 Plan and the terms and conditions of such Awards, and to construe and interpret the 2011 Plan. The Compensation Committee is also responsible for making adjustments in outstanding Awards, the shares available for Awards, and the numerical limitations for Awards to reflect transactions such as stock splits and dividends. The Compensation Committee may delegate its authority to one or more directors or officers; provided, however, that the Committee may not delegate its authority and powers: (i) with respect to Section 16 reporting persons; or (ii) in any way which would jeopardize the 2011 Plan’s qualifying under Section 162(m) of the Internal Revenue Code of 1986 or Rule 16b-3 promulgated under the Exchange Act.
The 2011 Plan allows for the exercise of options through cash, or with the consent of the Compensation Committee: (1) by tendering previously acquired shares; (2) by tendering a full recourse promissory note of the optionee; (3) through a cashless exercise without the payment of cash by reducing the number of shares of common stock that would be obtainable upon the exercise of the option; (4) through a brokerage transaction; or (5) through any combination of the foregoing. The 2011 Plan provides the issuance of both incentive stock options and nonqualified stock options.
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

Outstanding Equity Awards at Fiscal Year-End Table
The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2016:

	OPTION AWARDS						STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Stock that is Not Vested	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
William McBride III, Former Chairman and Former Chief Executive Officer (former principal executive officer)*	200,000	100,000	(1)	—	$4.49	10/10/2024	—	—	50,000	(2)	$73,000
	77,186	—		—	$2.07	1/27/2021	—	—	16,667	(3)	$24,333
Allan J. Rimland, Director, Chief Executive Officer, President, Chief Financial Officer and Corporate Secretary (principal financial officer)*	91,666	183,334	(4)	—	$4.25	4/1/2025	—	—	83,334	(5)	$121,667
	64,321	—		—	$2.07	1/27/2021
E. Clinton Cain, Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	3,150	—		—	$3.93	3/16/2017	—	—	5,195	(5)	$7,584
	4,500	—		—	$4.30	4/17/2023
*Mr. McBride served as the Company’s Chief Executive Officer (and principal executive officer) during 2015, 2016 and until his employment was terminated on April 17, 2017. Mr. Rimland commenced serving as the Company’s Chief Executive Officer (and principal executive officer) upon such termination. See Part III, Item 11, “Executive Compensation - Employment Agreement/Termination - Former Officer - William McBride, III - Termination.”

(1)	Warrant vests on the following schedule: 100,000 shares on October 10, 2017.

(2)	Restricted shares vest on the following schedule: 50,000 shares on October 10, 2017.

(3)	Restricted shares vest on the following schedule: 16,667 shares on October 10, 2017.

(4)	Warrant vests on the following schedule: 91,667 shares on April 1, 2017, and 91,667 shares on April 1, 2018.

(5)	Restricted shares vest on the following schedule: 41,667 shares on April 1, 2017, and 41,667 shares on April 1, 2018.

(6)	Restricted shares vest on the following schedule: 2,597 shares on December 31, 2017, and 2,597 shares on December 31, 2018.
Director Compensation
Director Compensation and Reimbursement Arrangements. In January 2016, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2016. Pursuant to this plan, 2016 director fees for non-employee directors were set at $75,000, payable in restricted stock awards granted pursuant to the 2011 Plan. In accordance with this plan, on January 27, 2016, the Company granted to each of Messrs. Fox, Morrison and Tenwick a restricted stock award of 36,232 shares of common stock, which vests as to one-third of the shares on each of January 1, 2017, January 1, 2018 and January 1, 2019.
On December 16, 2016, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2017. Pursuant to this plan, 2017 director fees for non-employee directors were set at $75,000, payable as follows: (i) $37,500 payable in cash; and (ii) $37,500 payable in restricted stock granted pursuant to the 2011 Plan. In accordance with this plan, the Company paid the cash portion of the 2017 director fees in January 2017 and granted to each of Messrs. Fox,

Morrison, Tenwick and Knaup, on December 16, 2016, a restricted stock award of 24,510 shares of common stock, which vests as to one-third of the shares on each of January 1, 2018, January 1, 2019 and January 1, 2020.
In addition, in December 2016 the Board and Compensation Committee also approved a grant to Mr. Knaup of a restricted stock award of 10,212 shares of common stock, which vests as to one-third of the shares on each of January 1, 2018, January 1, 2019 and January 1, 2020. The award was granted on December 16, 2016 and was awarded in respect of two and one-half months of service on the AdCare Board of Directors in 2015 for which Mr. Knaup had not been previously compensated.
In addition, each director also received, or will receive, a payment of $1,000 in cash for each in-person Board meeting attended during the year ended December 31, 2016 and the year ending December 31, 2017. Non-employee directors are also reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.
Director Compensation Table
The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2016. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name	Fees earned or paid in cash $	Stock awards (1) $		Option awards (2) $	Non-equity incentive plan compensation $	Change in pension value and non- qualified deferred compensation earnings $	All other compensation (3) $	Total $
Michael J. Fox	4,000	75,000	(2)	$—	—	—	1,240	80,240
Tom Knaup	4,000	90,624	(4)	—	—	—	—	94,624
Brent Morrison	4,000	75,000	(2)	—	—	—	1,162	80,162
David A. Tenwick	4,000	75,000	(2)	—	—	—	8,102	87,102

(1)
The amounts set forth reflect the full aggregate grant date market value of the awards granted January 27, 2016 for 2016 director compensation. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance - Arrangements with Directors Regarding Election/Appointment - Michael J. Fox.”, for a description of the assumptions used to determine fair value.

(2)
Represents a restricted stock grant of 36,232 shares of common stock with a grant price of $2.07 per share which vests as to one-third of the shares on January 1, 2018, January 1, 2019 and January 1, 2020.

(3)	The amounts set forth reflect amounts reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

(4)
Represents: (i) a restricted stock award of 22,866 shares of common stock with a grant price of $3.28 per share, which vests with respect to one-third of such shares on each of the first, second and third anniversaries of the grant date of October 21, 2015 previously reported for the year ended December 31, 2015; (ii) a restricted stock award of 10,212 shares of common stock with a grant price of $1.53, which vests as to one-third of the shares on each of January 1, 2018, January 1, 2019 and January 1, 2020. The award was granted on December 16, 2016 and was awarded in respect of two and one-half months of service on the AdCare Board of Directors in 2015 for which Mr. Knaup had not been previously compensated.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2016 are shown below:

	As of December 31, 2016
	Number of Shares Subject to Outstanding Options or Warrants		Number of Shares of Unvested Restricted Stock
Director	Exercisable	Unexercisable
Michael J. Fox (1)	56,244	17,288	60,742
Tom Knaup	—	—	15,244
Brent Morrison	34,576	17,288	49,966
David A. Tenwick	27,778	—	67,153
1) Excludes 328,418 shares subject to outstanding, exercisable warrants purchased by an affiliate of Mr. Fox unrelated to equity compensation.
Purpose of the Compensation Committee of the Board of Directors
The Compensation Committee advises the Board with respect to the compensation of each senior executive and each member of the Board. The Compensation Committee is also charged with the oversight of compensation plans and practices for all employees of the Company. The Compensation Committee relies upon data made available for the purpose of providing information on organizations of similar or larger scale engaged in similar activities. The purpose of the Compensation Committee's activity is to assure that the Company's resources are used appropriately to recruit and maintain competent and talented executives and employees able to operate and grow the Company successfully.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information regarding securities authorized for issuance under equity compensation plans, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Beneficial Ownership of Common Stock
The following table furnishes information, as of April 16, 2017, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., "Executive Compensation - Summary Compensation Table"; and (iii) our directors and executive officers as a group. As of April 17, 2017, there were 19,813,499 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Outstanding Common Stock (3)
5% Beneficial Owners (Excluding Directors and Named Executive Officers):
Formidable Asset Management, LLC (4)	1,352,866	(5)	6.8%
Christopher Brogdon (6)	1,371,958	(7)	6.8%
Connie B. Brogdon (8)	1,371,958	(9)	6.8%
Park City Capital, LLC (10)	1,078,418	(11)	5.4%
Directors and Named Executive Officers:
Michael J. Fox	1,195,403	(12)	5.9%
William McBride, III**	557,329	(13)	2.8%
David A. Tenwick	526,428	(14)	2.6%
Allan J. Rimland	427,510	(15)	2.1%
Brent Morrison	95,319	(16)	*
Tom Knaup	57,588	(17)	*
E. Clinton Cain	15,442	(18)	*
All Directors and Executive Officers as a Group:	2,875,019		13.8%
*    Less than one percent.
** Mr. McBride served as the Company’s Chief Executive Officer and a director from October 2014 until his employment was terminated on April 17, 2017. Mr. Rimland commenced serving as the Company’s Chief Executive Officer upon such termination. See Part III, Item 11, “Executive Compensation - Employment Agreement/Termination - Former Officer - William McBride, III - Termination.”

(1)	The address for each of our directors and executive officers is c/o AdCare Health Systems, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.

(2)	Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.

(3)	Percentage is calculated based on 19,813,499 shares of common stock outstanding as of April 17, 2017.

(4)	The address for Formidable Asset Management, LLC is 221 East 4th Street, Suite 2850, Cincinnati, Ohio 45202.

(5)	Based on a Schedule 13G/A filed with the SEC on February 7, 2017, Formidable Asset Management, LLC beneficially owned 1,352,866 shares of common stock with sole dispositive power of such shares.

(6)	The address for Mr. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.

(7)
Includes: (i) 240,527 shares of common stock held directly by Mr. Brogdon; (ii) 784,143 shares of common stock held by Connie B. Brogdon (his spouse); (iii) warrants to purchase 115,763 shares of common stock held by Mr. Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Mr. Brogdon at an exercise price of $3.46 per share; and (v) warrants to purchase 115,762 shares of common stock held by Mr. Brogdon at an exercise price of $4.32 per share. Share information is based on a Form 4 filed with the SEC on December 17, 2014 and other information known to the Company.

(8)	The address for Ms. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.

(9)
Includes: (i) 240,527 shares of common stock held directly by Mr. Brogdon (her spouse); (ii) 784,143 shares of common stock held by Ms. Brogdon; (iii) warrants to purchase 115,763 shares of common stock held by Mr. Brogdon at an exercise price of $2.59 per share; (iv) warrants to purchase 115,763 shares of common stock held by Mr. Brogdon at an exercise price of $3.46 per share; and (v) warrants to purchase 115,762 shares of common stock held by Mr. Brogdon at an exercise price of $4.32 per share. Share information is based on a Form 4 filed with the SEC on December 2, 2014 and other information known to the Company.

(10)	The address for Park City is 200 Crescent Court, Suite 1575, Dallas, Texas 75201.

(11)
The information set forth in this table regarding Park City is based on a Schedule 13 D/A filed with the SEC on April 4, 2017 and other information known to the Company. Park City Capital Offshore Master, Ltd. has shared voting and dispositive power with respect to 976,168 of the shares. Park City Special Opportunity Fund, LP. has shared voting and dispositive power with respect to 102,250 of the shares. Park City has shared voting and dispositive power with respect to 1,078,418 of the shares. PCC SOF GP, LLC has shared voting and dispositive power with respect to 102,250 of the shares. Michael J. Fox has shared voting and dispositive power with respect to 1,078,418 of the shares. Park City Capital Offshore Master, Ltd. has warrants to purchase 328,418 shares of common stock. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance - Arrangements with Directors Regarding Election/Appointment - Michael J. Fox.”

(12)
The information set forth in this table regarding Michael J. Fox is based on a Schedule 13 D/A filed with the SEC on April 4, 2017 and other information known to the Company. Includes: (i) 60,742 shares of common stock held directly by Mr. Fox; (ii) 750,000 shares of common stock held by affiliates of Mr. Fox; (iii) options to purchase 21,667 shares of common stock held directly by Mr. Fox at an exercise price of $4.06 per share; (iv) options to purchase 34,576 shares of common stock held directly by Mr. Fox at an exercise price of $3.90 per share; (v) a warrant to purchase 109,473 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $2.57 per share; (vi) a warrant to purchase 109,473 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $3.43 per share; and (vii) a warrant to purchase 109,472 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $1.93 per share. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance - Arrangements with Directors Regarding Election/Appointment - Michael J. Fox.”

(13)
Includes: (i) 280,143 shares of common stock held by Mr. McBride; (ii) warrants to purchase 200,000 shares of common stock at an exercise price of $4.49 per share; and (iii) options to purchase 77,186 shares of common stock at an exercise price of $2.07 per share.

(14)	Includes: (i) 498,650 shares of common stock held by Mr. Tenwick; and (ii) options to purchase 27,778 shares of common stock at an exercise price of $4.06 per share.

(15)
Includes: (i) 179,855 shares of common stock held by Mr. Rimland; (ii) warrants to purchase 183,334 shares of common stock at an exercise price of $4.25 per share; and (iii) options to purchase 64,321 shares of common stock at an exercise price of $2.07 per share.

(16)	Includes: (i) 60,742 shares of common stock held by Mr. Morrison; and (ii) options to purchase 34,576 shares of common stock held by Mr. Morrison at an exercise price of $3.90 per share.

(17)	Includes 57,588 shares of common stock held by Mr. Knaup.

(18)
Includes: (i) 7,792 shares of common stock held by Mr. Cain; (ii) options to purchase 3,150 shares of common stock held by Mr. Cain at an exercise price of $3.93 per share; and (iii) options to purchase 4,500 shares of common stock held by Mr. Cain at an exercise price of $4.30 per share.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Riverchase. On April 9, 2010, Riverchase, then a wholly owned subsidiary of the Company, entered into a purchase agreement with a third party to acquire the assets of Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama, for a purchase price of approximately $5.0 million. On June 22, 2010, the Company assigned to Christopher F. Brogdon (a then director of the Company, beneficial owner of more than 5% of the common stock and the Company’s former Chief Acquisition Officer) 100% of the membership interests in Riverchase (the “Assignment”). On June 25, 2010, Riverchase, then owned by Mr. Brogdon, completed the acquisition of the Riverchase Village facility.
Riverchase financed the purchase of the Riverchase Village facility by borrowing from the Medical Clinic Board of the City of Hoover, Alabama the proceeds from the issuance of the Riverchase Bonds, with an aggregate principal amount of $6.3 million. As part of the financing, AdCare guaranteed Riverchase’s obligations under the Riverchase Bonds.
As consideration for the Assignment and AdCare’s guarantee of Riverchase’s obligations under the Riverchase Bonds, Mr. Brogdon granted to a wholly owned subsidiary of the Company an exclusive and irrevocable option to acquire Riverchase (the “Riverchase Option”) originally through June 22, 2012 (which option was subsequently extended through June 22, 2015) for an exercise price of $100,000. In addition, another wholly owned subsidiary of the Company entered into a five-year year management agreement with Riverchase pursuant to which such subsidiary supervised the management of the Riverchase Village facility for a monthly fee equal to 5% of the monthly gross revenues of the Riverchase Village facility. On June 22, 2013, the Company subsidiary and Riverchase agreed to mutually terminate such management agreement. See “- Letter Agreement with Brogdon”.
Sale of Riverchase Facility. On June 11, 2015, Riverchase entered into an asset purchase agreement with Omega Communities, LLC (“Omega”) to sell the Riverchase Village facility, which was subsequently amended.

On November 20, 2015, Riverchase completed the sale of the Riverchase Village facility to Omega for a purchase price of $6.9 million. In connection with such sale, the Riverchase Bonds were repaid in full, and the Company was released from its guaranty of Riverchase’s obligations thereunder. In connection with the sale of the Riverchase Village facility, the Company received $0.2 million, all of which was applied to reduce the obligations under the promissory note issued by Riverchase to the Company (See “- Letter Agreement with Brogdon”). As of December 31, 2016, principal due and payable under the promissory note issued by Riverchase was $95,000.
See “- Letter Agreement with Brogdon” below for a further description of the agreements with respect to the Riverchase Village facility and related matters.
Promissory Note Issued By Brogdon. On December 31, 2013, the Company notified certain entities controlled by Mr. Brogdon of the Company’s intent to terminate the management agreements between subsidiaries of the Company and such Brogdon entities under which the Company subsidiaries managed eight skilled nursing facilities located in Oklahoma owned by the Brogdon entities. Pursuant to the Letter Agreement discussed under “- Letter Agreement with Brogdon”: (i) the parties agreed to terminate the management agreements effective March 1, 2014 and (ii) Mr. Brogdon executed a promissory note in favor of the Company in principal amount of $523,663 which represented amounts owed as of March 1, 2014 (a) by the Brogdon entities pursuant to the management agreements and (b) by GL Nursing, LLC (an entity controlled by Mr. Brogdon) to the Company in connection with the Company’s assignment to GL Nursing, LLC in May 2012 of the Company’s rights to acquire a 141-bed skilled nursing facility located in Lonoke, Arkansas, known as Golden Years Manor. The promissory note was originally payable in five equal monthly installments commencing on September 1, 2014 and ending on December 31, 2014, and did not bear interest.
Letter Agreement with Brogdon. On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement, dated as of February 28, 2014 (the “Letter Agreement”), with Mr. Brogdon and entities controlled by him which reduced the purchase price for the exercise of the Riverchase Option to $1.00. Furthermore, the Letter Agreement provided that, upon the closing of the sale of the Riverchase Village facility to an arms-length third party purchaser, regardless of whether the Company has exercised the Riverchase Option, the net sales proceeds from such sale shall be distributed as follows: (a) one-half of the net sales proceeds will be paid to the Company; (b) the remaining net sales proceeds will be paid to the Company to satisfy the outstanding principal balance and interest (if any) then due under the promissory note issued by Mr. Brogdon in favor of the Company with an original principal amount of $523,663, with such payment to be applied in the order of scheduled amortization under the note; and (c) the balance of net sales proceeds will be paid to the Company.
On May 15, 2014, the Company and certain of its subsidiaries entered into an amendment to the Letter Agreement (the “Letter Agreement First Amendment”), pursuant to which the Company paid $92,323 (the “Tax Payment”) to the appropriate governmental authorities of Jefferson County, Alabama, such amount representing outstanding real property taxes due on the Riverchase Village facility. The Company determined that it was in its best interests to make the Tax Payment in order to preserve the Company’s interest in the sale of the Riverchase Village facility. In connection with the Tax Payment, the parties also agreed to amend and restate the promissory note issued by Mr. Brogdon in favor of the Company to reflect a new principal amount of $615,986, which amount represents the original principal amount of the note plus the Tax Payment. Furthermore, the Letter Agreement First Amendment amended the Letter Agreement to provide that, if the closing of the sale of the Riverchase Village facility did not occur on or before December 31, 2014, then a payment of principal under the amended and restated promissory note equal to the Tax Payment would be due and payable to the Company on or before January 31, 2015.
Prior to the sale of the Riverchase Village facility in November 2015, AdCare guaranteed Riverchase’s obligations with respect to the Riverchase Bonds, and in order to preserve the Company’s interest in the sale of the Riverchase Village facility, the Company made a payment in the amount of $85,000 (the “Principal Obligation”) on behalf of Riverchase with respect to its obligations under the bonds. On October 10, 2014, Riverchase issued a promissory note in favor of the Company in the principal amount of $177,323, which represented the amount of Tax Payment plus the Principal Obligation. The note does not bear interest and was due upon the closing of the sale of the Riverchase Village facility. See “- Sale of Riverchase Village Facility”.
On October 10, 2014, the Company and certain of its subsidiaries entered into a second amendment to the Letter Agreement, as amended (the “Letter Agreement Second Amendment”), with Mr. Brogdon and entities controlled by Mr. Brogdon, pursuant to which the Company reduced the principal amount of the promissory note issued by Mr. Brogdon by the amount equal to $92,323 (which represents the amount of the Tax Payment) plus $255,000 (which represents an offset of amounts owed by the Company to Mr. Brogdon under his consulting agreement with the Company). See “- Brogdon Consulting Agreement”.
The Letter Agreement Second Amendment also amended the Letter Agreement, as amended, to provide that upon the closing of the sale of the Riverchase Village facility to a third party purchaser, the net sales proceeds from such sale shall be distributed so that any net sales proceeds shall first be paid to the Company to satisfy the $177,323 outstanding under the note issued by Riverchase to the Company.

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
The Letter Agreement Third Amendment amended the Letter Agreement to provide a schedule for the payment to the Company of the net sales proceeds resulting from a sale of the Riverchase Village facility to a third-party purchaser. The Letter Agreement Third Amendment required that the net sales proceeds from such sale be distributed to the Company as follows: (i) an amount sufficient to satisfy all amounts due and owing under the promissory note issued by Riverchase to the Company; (ii) one-half of the then remaining net sales proceeds; (iii) an amount sufficient to satisfy the amounts due and owing under the promissory note issued by Mr. Brogdon to the Company; and (d) the then remaining balance of net sales proceeds.
In connection with the Letter Agreement Third Amendment, the Company and Mr. Brogdon agreed to amend the promissory note issued by Mr. Brogdon to the Company. Pursuant to this amendment, the principal balance plus any accrued interest under the promissory note issued by Mr. Brogdon to the Company shall be due and payable on the earlier of: (i) December 31, 2015; or (ii) the closing of the sale of the Riverchase Village facility. See “- Sale of Riverchase Village Facility”. On November 10, 2016, the Company and Mr. Brogdon agreed to further amend the promissory note issued by Mr. Brogdon to the Company to extend its maturity date to December 31, 2017. As a condition to such amendment, Winter Haven Homes, Inc. (“Winter Haven”), an entity owned and controlled by Mr. Brogdon, has agreed to waive payment of certain charges otherwise due and owing from the Company to Winter Haven from January 1, 2016 to July 31, 2016. As of December 31, 2016, principal due and payable under the promissory note issued by Mr. Brogdon to the Company was $268,663.
Brogdon Consulting Agreement. In December 2012, the Company entered into a three-year consulting agreement with Mr. Brogdon for consulting services related to the acquisition and financing of skilled nursing facilities.
On May 6, 2014, the Company and Mr. Brogdon amended the consulting agreement to: (i) provide for an aggregate consulting fee equal to $400,000; (ii) a success fee of $25,000 (a “Success Fee”), subject to certain limitations; and (iii) eliminate the severance pay originally payable to Mr. Brogdon upon termination of the original consulting agreement without cause. Under the amended consulting agreement, Mr. Brogdon also would have received a change of control fee of $500,000, if a change of control occurred on or before May 1, 2015; however, no such fee became payable.
Pursuant to the amended consulting agreement, the Company made a one-time payment of $100,000 in respect of the $400,000 consulting fee on May 6, 2014, and was obligated to pay the remainder of the consulting fee in monthly payments of $15,000, which payments commenced on June 1, 2014. The Company did not pay any Success Fee to Mr. Brogdon during the fiscal year 2015. Pursuant to the amended consulting agreement, the balance of the consulting fee owed to Mr. Brogdon by the Company in the amount of $255,000 was offset in October 2014 against the remaining amount owed by Mr. Brogdon to the Company under the promissory note, thereby reducing the principal amount of the promissory note to $268,663. See “- Promissory Note Issued by Brogdon” above.
On March 21, 2016, Mr. Brogdon and the Company entered into a letter agreement with respect to the amended consulting agreement pursuant to which Mr. Brogdon and the Company agreed that such agreement was terminated effective as of November 20, 2015.
Settlement and Indemnification Agreement. On March 26, 2015, the Company and certain entities controlled by Mr. Brogdon entered into a Settlement and Indemnification Agreement with respect to: (i) certain claims made by the Brogdon entities in connection with management and administrative services provided by the Company to the Brogdon entities under various management agreements; and (ii) certain pending, or threatened, legal proceedings against the Company and certain of its subsidiaries, and Mr. Brogdon and certain entities controlled by him, including the litigation filed in the District Court of Oklahoma County, State of Oklahoma and described in Part I, Item 3, “Legal Proceedings” in the Company’s 2014 Annual Report on Form 10-K (collectively, and including any unasserted claims arising from the management agreements, the “AdCare Indemnified Claims”). Pursuant to such agreement, the Company contributed $600,000 towards the settlement of the litigation, which occurred in March 2015, and Mr. Brogdon and the Brogdon entities released the Company from any and all claims arising in connection with the management agreements and indemnified the Company with respect to the AdCare Indemnified Claims.
Personal Guarantor on Loan Agreements. Mr. Brogdon serves as personal guarantor on certain loan agreements entered into by the Company prior to 2015. At December 31, 2016, the total outstanding principal owed under such loan agreements was approximately $15.3 million. On March 20, 2017 the principal owed was reduced by $1.5 million through the application of restricted cash held as collateral against such loans.
Park City Capital. On March 31, 2015, the Company accepted a Subscription Agreement from Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, for a 2015 Note with an aggregate principal amount of $1,000,000 and, in connection therewith, issued such note to Park City Capital Offshore on April 30, 2015. The 2015 Note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering. For a description of the terms of the 2015 Notes, see Note 9 - Notes Payable and Other Debt in Part III., Item 8. Financial Statements and Supplementary Data.
In January 2017, the Company repurchased the $1,000,000 2015 Note held by Park City Offshore pursuant to the terms of the Company’s previously announced cash tender offer for any and all of the outstanding 2015 Notes. For a description of the tender offer, see Note 19 - Subsequent Events in Part III., Item 8. Financial Statements and Supplementary Data.
Mr. Fox is a an affiliate of Park City Offshore, a director of the Company since October 2013, Lead Independent Director since April 1, 2015 and a beneficial owner of greater than 5% of the outstanding common stock.For a description of the arrangements between the Company and Mr. Fox regarding his service as a director, see “- Item 10. Directors, Executive Officers and Corporate Governance - Agreements with Directors Regarding Election/Appointment - Michael J. Fox.”.”
Rimland Consulting Agreement. During March 2015, prior to Mr. Rimland’s appointment as Chief Financial Officer of the Company, Mr. Rimland provided certain consulting services to the Company as an independent contractor. The Company paid Mr. Rimland $20,000 for such services.
Knaup Consulting Agreement. From November 2014 through September 2015, Mr. Knaup provided certain insurance-related consulting services to the Company through an entity owned and controlled by him. In connection with such services, the Company issued to the entity in December 2014 a five-year warrant to purchase 224,758 shares of common stock at an exercise price of $4.04 per share. In September 2015, the Company and the entity terminated the consulting arrangement and the warrant, without it being exercised, and the Company paid $115,000 to the entity in connection therewith.
Doucet Asset Management, LLC. On June 10, 2014 and on subsequent dates, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock.
On March 31, 2015, the Company accepted Subscription Agreements from Christopher L. Doucet and Suzette A. Doucet for 2015 Notes with an aggregate principal amount of $250,000. The 2015 Notes were offered to them on the same terms and conditions as all other investors in the offering. For a description of the terms of the 2015 Notes, see Note 9 - Notes Payable and Other Debt in Part III., Item 8. Financial Statements and Supplementary Data. With respect to the offering of 2015 Notes, Institutional Securities Corporation served as the placement agent and Doucet Asset Management, LLC served as the selected dealer, both of which are affiliates of Mr. and Ms. Doucet. In connection with the offering of 2015 Notes, the Company paid to Institutional Securities Corporation a placement fee of $151,000.
In January 2017, the Company repurchased the 2015 Notes in aggregate principal amount of $250,000 held by Mr. and Ms. Doucet pursuant to the terms of the Company’s previously announced cash tender offer for any and all of the outstanding 2015 Notes. For a description of the tender offer, see Note 19 - Subsequent Events in Part III., Item 8. Financial Statements and Supplementary Data.
On January 19, 2017, Doucet Capital, LLC, Doucet Asset Management, LLC and Mr. and Ms. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of less than 5% of the common stock as a result of the convertible notes repurchased by the Company pursuant to such tender offer.
Cantone. On April 12, 2011 and on subsequent dates, Anthony J. Cantone, Cantone Research, Inc. (“CRI”), Cantone Asset Management, LLC (“CAM”), and certain other reporting persons filed with the SEC a Schedule 13G reporting beneficial ownership of greater than 5% of the common stock. On October 5, 2015, Mr. Cantone, CRI and CAM, and certain other reporting persons filed with the SEC a Schedule 13G/A-2, which reported beneficial ownership of less than 5% of the common stock.
As part of a private placement offering in 2012 for which CRI acted as placement agent, the Company issued and sold to Mr. Cantone and CAM 2012 Notes with an aggregate principal amount of approximately $6.4 million. For a description of the terms of the 2012 Notes, see Note 9 - Notes Payable and Other Debt in Part III., Item 8. Financial Statements and Supplementary Data.

On June 30, 2015, the Company entered into prepayment agreements with Mr. Cantone and CAM and, in connection therewith, prepaid the 2012 Note held by Mr. Cantone in its entirety and partially prepaid the 2012 Note held by CAM, leaving a principal balance of approximately $4.8 million with respect to such note. All but $1.5 million of such principal balance was repaid on the July 31, 2015 maturity date.
Effective July 31, 2015, the Company and CAM amended the 2012 Note held by CAM to, among other things: (i) extend the maturity date with respect to $1.5 million of the principal amount of the 2012 Note to October 31, 2017; (ii) increase the interest rate from 8.0% to 10.0% per annum; and (iii) increase the conversion price from $3.97 to $4.25 per share. Additionally, the amendment modifies the Company’s right to prepay the 2012 Note held by CAM so that the Company may prepay at any time, without penalty, upon 60 days prior notice, any portion of the outstanding principal amount and accrued and unpaid interest thereon with respect to the 2012 Note; provided, however, that: (i) the shares of the common stock issuable upon conversion of the 2012 Note have been registered for resale under the Securities Act; and (ii) at any time after the issue date of the 2012 Note, the volume-weighted average price of the common stock for ten consecutive trading days has equaled or exceeded 150% of the then-current conversion price. The amendment also affords each of CAM and the Company the right to cause the redemption of all or any portion of the principal amount of the 2012 Note held by CAM upon a change of control (as defined in the 2012 Note) at a redemption price equal to 115% of the sum of (i) outstanding principal amount to be redeemed, plus (ii) the amount of accrued and unpaid interest thereon.
Pursuant to the amendment, the Company paid to CRI a fee equal to $37,500. The amendment also amends the consulting agreement, dated July 2, 2012, between the Company and CRI to: (i) reduce the annual consulting fee payable thereunder from approximately $50,000 to $15,000 and further reduce such fee proportionately upon each repayment, redemption or conversion of the principal amount of the 2012 Note held by CAM; and (ii) terminate such consulting agreement upon the earlier of October 31, 2017, or the conversion, redemption or prepayment of the entire principal amount of the 2012 Note held by CAM. The consulting agreement was originally executed by the parties in 2012 in connection with the Company’s private offering of the 2012 Notes.
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
Director Independence
The NYSE MKT listing standards for smaller reporting companies require that at least 50% of the members of a listed company’s Board qualify as “independent,” as defined under NYSE MKT rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, senior management and our independent registered public accounting firm, the Board affirmatively determined that at all times since January 1, 2016, the following directors were independent within the meaning of applicable NYSE MKT rules: Messrs. Fox, Knaup and Morrison. In addition, the Board affirmatively determined that at all times since January 1, 2016, all of the members of the Audit Committee were considered independent within the meaning of applicable NYSE MKT rules.

For purposes of determining the independence of Mr. Fox, the Board considered: (i) the participation by an affiliate of Mr. Fox in the private placement of the 2015 Notes, with a conversion price at least equal to the greater of the book or market value of the common stock at the time we entered into a definitive agreement to issue such notes; and (ii) the Fox Agreement. See “- Related Party Transactions - Park City Capital” above. For purposes of determining the independence of Mr. Knaup, the Board considered the consulting arrangement between Mr. Knaup and the Company, which commenced in November 2014 and terminated in September 2015. See “- Related Party Transactions- Knaup Consulting Agreement” above.

Item 14.    Principal Accountant Fees and Services
Fees
Pursuant to appointment by the Audit Committee, KPMG LLP ("KPMG") has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2016 and 2015.
The following table sets forth the aggregate fees that KPMG billed to the Company for the years ended December 31, 2016 and 2015, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000's)	2016	2015
Audit fees (total)(1)	$350	$470
Audit-related fees (total)(2)	70	139
Tax fees	—	—
All other fees	—	—
Total fees	$420	$609

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
Pre-Approval Policy
The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to completion of the audit. The Audit Committee pre-approved all of the non-audit services provided by our independent registered public accounting firm in 2016 and 2015.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.    The following financial statements of AdCare Health Systems, Inc. and its Subsidiaries are included in Part II, Item 8 of this Annual Report.

(i)	Consolidated Balance Sheets—December 31, 2016 and 2015;

(ii)	Consolidated Statements of Operations—Years ended December 31, 2016 and 2015;

(iii)	Consolidated Statements of Stockholders' Equity—Years ended December 31, 2016 and 2015;

(iv)	Consolidated Statements of Cash Flows—Years ended December 31, 2016 and 2015; and

(v)	Notes to Consolidated Financial Statements.
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

AdCare Health Systems, Inc.
by:	/s/ ALLAN J. RIMLAND
Allan J. Rimland
Chief Executive Officer, President, Chief Financial Officer and Corporate Secretary
April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ALLAN J. RIMLAND
Allan J. Rimland	Director, Chief Executive Officer, President, Chief Financial Officer and Corporate Secretary (Principal Executive and Financial Officer)	April 17, 2017

/s/ E. CLINTON CAIN
E. Clinton Cain	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	April 17, 2017

/s/ MICHAEL J. FOX
Michael J. Fox	Director	April 17, 2017

/s/ THOMAS W. KNAUP
Thomas W. Knaup	Director	April 17, 2017

/s/ BRENT MORRISON
Brent Morrison	Director	April 17, 2017

/s/ DAVID A. TENWICK
David A. Tenwick	Director	April 17, 2017

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Purchase Agreement, dated as of September 15, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Incorporated by reference to Exhibit 10.160 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.2	Purchase and Sale Agreement, dated as of January 3, 2012, between SCLR, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.3	Purchase and Sale Agreement, dated as of January 17, 2012, between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
2.4	Purchase and Sale Agreement, dated March 12, 2012, by and between Westlake Nursing Home Limited and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2012
2.5	Purchase and Sale Agreement, dated March 14, 2012, by and between F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a/ Companions Specialized Care Center and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 15, 2012
2.6	Purchase and Sale Agreement, dated as of April 3, 2012, between Evans Memorial Hospital, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2012
2.7	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2012, by and between First Commercial Bank and AdCare Property Holdings, LLC.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2012
2.8	Purchase Agreement, dated as of April 27, 2012, between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
2.9	Second Amendment to Purchase and Sale Agreement, dated April 30, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2012
2.10	First Amendment to Purchase and Sale Agreement, dated May 15, 2012, by and between AdCare Property Holdings, LLC and Westlake Nursing Home Limited	Incorporated by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
2.11	Purchase Agreement, dated June 4, 2012, by and between AdCare Hembree Road Property, LLC and JRT Group Properties, LLC	Incorporated by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
2.12
Second Amendment to Purchase and Sale Agreement, dated June 19, 2012, by and among F & F Ventures, LLC, Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center, George Perry Farmer, Jr., Jessica L. Farmer and AdCare Property Holdings, LLC
Incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
2.13	Amendment to Purchase Agreement, dated July 19, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.14	Purchase and Sale Agreement, dated as of August 9, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2012
2.15	Second Amendment to Purchase Agreement, dated as of August 31, 2012, between Winyah Nursing Home, Inc. and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.16	Third Amendment to Purchase Agreement, dated as of September 27, 2012, between 1761 Pinewood Holdings, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.17	Membership Interest Purchase Agreement, dated as of September 25, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2012

2.18	Addendum to Membership Interest Purchase Agreement, dated as of September 26, 2012, by and between John B. Montgomery and Michael Morton and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 1, 2012
2.19	First Amendment to Purchase and Sale Agreement, effective as of October 31, 2012, between AdCare Property Holdings, LLC and Winyah Nursing Home, LLC	Incorporated by reference to Exhibit 2.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
2.20	Assignment of Purchase and Sale Agreement, dated December 31, 2012, by and between AdCare Property Holdings, LLC, Northwest Property Holdings, LLC and NW 61st Nursing, LLC	Incorporated by reference to Exhibit 2.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.21	First Amendment to Purchase and Sale Agreement, dated March 20, 2012, by and between Gyman Properties, LLC and AdCare Property Holdings, LLC	Incorporated by reference to Exhibit 2.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.22
First Amendment to Purchase and Sale Agreement, dated April 19, 2012, by and among AdCare Property Holdings, LLC, F & F Ventures, LLC and Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center
Incorporated by reference to Exhibit 2.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.23
Third Amendment to Purchase and Sale Agreement, dated July 31, 2012, by and among AdCare Property Holdings, LLC, F & F Ventures, LLC and Tulsa Christian Care, Inc., d/b/a Companions Specialized Care Center
Incorporated by reference to Exhibit 2.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
2.24	Second Amendment to Purchase and Sale Agreement, dated August 31, 2012, by and between AdCare Property Holdings, LLC and 1761 Pinewood Holdings, LLC	Incorporated by reference to Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
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
2.26
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
2.27
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
2.28
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
Incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed on October 11, 2016

2.29	Asset Purchase Agreement, sale of Arkansas Facilities, by AdCare Health Systems, Inc. to Little Ark Realty Holdings, LLC, dated October 6, 2016.	Incorporated by reference to Exhibit 2.3 to the AdCare Health Systems, Inc.. Current Report on Form 8-K filed October 26, 2016.
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Filed herewith
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Filed herewith
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
3.9	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on May 28, 2015	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
3.10	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on December 11, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2015
3.11	Amendment No. 2 to the Bylaws of AdCare Health Systems, Inc.	Filed herewith
3.12	Amendment No. 3 to the Bylaws of AdCare Health Systems, Inc.	Filed herewith
4.1	Specimen Common Stock Certificate of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current report on Form 8-K filed on December 18, 2013
4.2*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of Subordinated Convertible Note, issued April 29, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.8*	Warrant to Purchase Shares of Common Stock, dated January 10, 2011, issued by AdCare Health Systems, Inc. to Boyd P. Gentry	Incorporated by reference to Exhibit 10.158 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
4.9*	Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.10	Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-3 (File No. 333-175541)
4.11	Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.12	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.13	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.14	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.15	Form of Subordinated Convertible Note, issued March 31, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 6, 2011
4.16	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.17	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.18	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
4.19	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.20	Warrant to Purchase 15,000 Shares of Common Stock, dated August 31, 2012, issued by AdCare Health Systems, Inc. to Hayden IR, LLC	Incorporated by reference to Exhibit 4.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.21*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.22	Warrant to Purchase 75,000 shares of Common Stock, dated October 26, 2013, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
4.23	Form of Registration Rights Agreement, dated March 28, 2014, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
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
Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed October 20, 2011

10.64	Loan Agreement, made and entered into November 30, 2011, issued by Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.65	Promissory Note, dated November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank in the amount of $3,114,000	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.66	Mortgage and Security Agreement, dated as of November 30, 2011, between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.67	Security Agreement, dated November 30, 2011, between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.68	Guaranty, dated as of November 30, 2011, issued by Mt. V Property Holdings, LLC and Mountain View Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.69	Term Note, dated as of November 29, 2011, issued by Mountain Top AFL, LLC and Mountain Top Property Holdings, LLC, in favor of White River Health System, Inc., in the amount of $750,000	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.70
Mortgage (with Security Agreement and Absolute Assignment of Rents and Leases) and Fixture Filing, dated as of November 30, 2011, executed by Mountain Top Property Holdings, LLC in favor of White River Health System, Inc.
Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.71	Employment Agreement, dated December 1, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.118 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.72	Employment Agreement, dated December 16, 2011, between AdCare Health Systems, Inc. and David Rubenstein	Incorporated by reference to Exhibit 10.119 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.73	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of The Bank of Las Vegas, in the amount of $3,175,200	Incorporated by reference to Exhibit 10.120 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.74	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and The Bank of Las Vegas	Incorporated by reference to Exhibit 10.121 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.75	Guaranty, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.122 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.76	Guaranty, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.123 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.77	Guaranty, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of The Bank of Las Vegas	Incorporated by reference to Exhibit 10.124 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.78	Promissory Note, dated November 4, 2011, issued by Mt. Kenn Property Holdings, LLC in favor of Economic Development Corporation of Fulton County, in the amount of $2,274,000	Incorporated by reference to Exhibit 10.130 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.79	Loan Agreement, dated November 4, 2011, by and between Mt. Kenn Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.131 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.80	Unconditional Guarantee, dated November 4, 2011, issued by Mt. Kenn Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.132 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.81	Unconditional Guarantee, dated November 4, 2011, issued by Hearth & Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.133 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.82	Unconditional Guarantee, dated November 4, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.134 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.83	Joinder Agreement, Fifth Amendment and Supplement to Credit Agreement, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.135 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.84	Third Amended and Restated Revolving Note, dated November 29, 2011, dated November 29, 2011, by and among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.136 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.85	Guaranty, dated as of November 29, 2011, issued by AdCare Operations, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.137 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.86	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000	Incorporated by reference to Exhibit 10.141 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.87	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000	Incorporated by reference to Exhibit 10.142 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.88	Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd	Incorporated by reference to Exhibit 10.143 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.89	Third Amended And Restated Multiple Facilities Lease, dated October 29, 2010, between Georgia Lessor - Bonterra/Parkview, Inc. and ADK Bonterra/Parkview, LLC	Incorporated by reference to Exhibit 10.144 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.90	Guaranty, dated October 29, 2010, executed by AdCare Health Systems, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.91	Guaranty, dated October 29, 2010, executed by Hearth & Home of Ohio, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.146 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.92	Security Agreement, dated October 29, 2010, by and between AdCare Health Systems, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.147 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.93	Security Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.148 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.94	Security Agreement, dated October 29, 2010, by and between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.149 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.95	Pledge Agreement, dated October 29, 2010, between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.96	Subordination Agreement, dated October 29, 2010, between AdCare Health Systems, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.151 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.97	Letter of Credit Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.152 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.98	Subordination, Non-Disturbance and Attornment Agreement, dated October 29, 2010, by and among Omega Healthcare Investors, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.153 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.99
Assignment and Assumption of Second Amended and Restated Multiple Facilities Lease And Consent of Lessor, dated October 29, 2010, by and among Georgia Lessor - Bonterra/Parkview, Inc., Triad Health Management of Georgia II, LLC, AdCare Health Systems, Inc., Hearth & Home of Ohio, Inc., ADK Bonterra/Parkview, LLC and the other entities signatory thereto
Incorporated by reference to Exhibit 10.154 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.100	Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.155 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.101	First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.156 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.102	Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.	Incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.103	First Amendment to Purchase Agreement, dated as of October 31, 2011, by and between JRT Group Properties, LLC and AdCare Hembree Road Property, LLC	Incorporated by reference to Exhibit 10.161 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
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
10.105
Loan Agreement, dated as of March 30, 2012, by and among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.106
Promissory Note, dated as of March 30, 2012, issued by Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $21,800,000
Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.107	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.108	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.109
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
10.110
Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.111
Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.112
Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.113	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.114	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.115	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.116	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.117	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.118	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.119	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.120	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
10.121	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.122	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.123	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.124	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.125	Promissory Note, dated August 17, 2012, issued by CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P. in the amount of $5,000,000	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.126	Revolving Loan Promissory Note, made as of August 17, 2012, by and among CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Fund I, L.P. in the amount of $600,000	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.127	Assignment of Leases and Rents, dated as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

10.128
Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 17, 2012, made and entered into by CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.
Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.129	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.130	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.131	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.132	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.133	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.134	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.135	Loan and Security Agreement, dated as of September 20, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.136	Modification Agreement, dated as of October 26, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.137	Promissory Note, dated September 20, 2012, issued by the subsidiaries of AdCare Health Systems, Inc. named therein in favor of The PrivateBank and Trust Company in the amount of $10,600,000	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.138	Guaranty of Payment and Performance, made as of September 20, 2012, by AdCare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.139	Second Amendment to Credit Agreement, dated September 20, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.140	Temporary Extension Agreement, dated August 29, 2012, by and between APH & R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.141	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.142	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.143	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.144	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.145	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.146	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.147	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.148	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.149	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.150	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.151	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Economic Development Corporation of Fulton County in the amount of $1,304,000	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.152	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.153	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.154	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.155	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.156	Unconditional Guarantee, dated June 8, 2012, issued by Mountain View Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.157	Unconditional Guarantee, dated June 8, 2012, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.158	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.159	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.160*	Employment Agreement, dated August 7, 2012, between AdCare Health Systems, Inc. and Martin D. Brew	Incorporated by reference to Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.161
Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.162	Amendment, entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Incorporated by reference to Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.163	Sublease Agreement, dated December 1, 2012, between ADK Georgia, LLC and Jeff Co. Nursing, LLC	Incorporated by reference to Exhibit 10.245 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

10.164	Third Amendment to Credit Agreement, dated December 21, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.248 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.165	Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.252 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.166	Loan Agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC, Sumter N&R, LLC, Georgetown HC&R Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.262 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.167	Secured Loan Agreement, dated December 28, 2012, by and among Keybank National Association and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.263 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.168	Promissory Note, dated December 28, 2012, issued by subsidiaries of AdCare Health Systems, Inc. in favor of Keybank National Association in the amount of $16,500,000	Incorporated by reference to Exhibit 10.264 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.169	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Northridge HC&R Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.265 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.170	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Woodland Hills HC Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.266 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.171	Absolute Assignment of Leases and Rents, dated December 28, 2012, by APH&R Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.267 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.172	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by APH&R Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.268 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.173	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Northridge HC&R Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.269 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.174	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Woodland Hills HC Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.270 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.175	Payment Guaranty, made as of December 28, 2012, by AdCare Operations, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.271 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.176	Payment Guaranty, made as of December 28, 2012, by AdCare Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.272 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.177	Payment Guaranty, made as of December 28, 2012, by AdCare Health Systems, Inc. to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.273 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.178	Pledge and Security Agreement, dated December 28, 2012, between AdCare Property Holdings, LLC and Keybank National Association	Incorporated by reference to Exhibit 10.274 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.179	Pledge and Security Agreement, dated December 28, 2012, between AdCare Operations, LLC and Keybank National Association	Incorporated by reference to Exhibit 10.275 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.180	Security Agreement, dated December 28, 2012, made by Woodland Hills HC Nursing, LLC, APH&R Nursing, LLC and Northridge HC&R Nursing, LLC in favor of Keybank National Association	Incorporated by reference to Exhibit 10.276 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

10.181
Security Agreement, dated December 28, 2012, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and APH&R Property Holdings, LLC in favor of Keybank National Association
Incorporated by reference to Exhibit 10.277 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.182	Second Modification Agreement, dated December 28, 2012, between The PrivateBank and Trust Company and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.278 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.183*	Consulting Agreement, dated December 31, 2012, between Christopher Brogdon and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.279 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.184	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.280 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.185	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.281 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.186	Assignment of Rents, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.282 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.187	Mortgage, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commerical Bank	Incorporated by reference to Exhibit 10.283 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.188	Promissory Note, dated December 31, 2012, issued by Northwest Property Holdings, LLC in favor of First Commercial Bank in the amount of $1,501,500	Incorporated by reference to Exhibit 10.284 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.189	Commercial Security Agreement, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.285 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.190	Commercial Security Agreement, dated December 31, 2012, made and executed between NW 61st Nursing, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.286 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.191	Commercial Guaranty, dated December 31, 2012, between AdCare Health Systems, Inc. and First Commercial Bank	Incorporated by reference to Exhibit 10.287 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.192	Commercial Guaranty, dated December 31, 2012, between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.288 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.193	Memorandum of Agreement, dated January 25, 2013, between The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Incorporated by reference to Exhibit 10.289 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.194	Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.292 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.195	Promissory Note, dated December 31, 2012, issued by Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC in favor of Metro City Bank, in the amount of $6,950,000	Incorporated by reference to Exhibit 10.293 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.196	Management Agreement, dated June 22, 2010, by and between Riverchase Village ADK, LLC and AdCare Management Company, Inc.	Incorporated by reference to Exhibit 10.294 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.197	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.198	Credit Agreement, dated May 30, 2012, by and among NW 61st Nursing, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.199	Revolving Note, dated May 30, 2013, issued by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC in the amount of $1,000,000	Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.200	Subordination Agreement, dated May 30, 2013, by and between First Commercial Bank and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.201	Guaranty Agreement, dated May 30, 2013, made by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.202	Guaranty Agreement, dated May 30, 2013, made by AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.203
First Amendment to Secured Loan Agreement and Payment Guaranty, dated May 31, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.204	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated May 31, 2013, made by Mountain Top Property Holdings, LLC, to and for the benefit of KeyBank National Association	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.205	Absolute Assignment of Leases and Rents, dated May 31, 2013, by Mountain Top Property Holdings, LLC in favor of KeyBank National Association	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.206	Pledge and Security Agreement, dated May 31, 2013, between AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.207
Second Amendment to Secured Loan Agreement and Payment Guaranty, dated June 27, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association
Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.208
Third Modification Agreement, dated as of June 26, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.209
Joinder Agreement, Second Amendment and Supplement to Credit Agreement , dated June 28, 2013, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC
Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.210	Amended and Restated Revolving Note, dated June 28, 2013, issued by certain subsidiaries of AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC in the amount of $1,500,000	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.211	Management Fee Subordination Agreement, dated June 28, 2013, by and among Gemino Healthcare Finance, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and AdCare Administrative Services, LLC	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.212	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.213	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.214	Loan and Security Agreement, dated September 27, 2013, by and between QC Property Holdings, LLC and Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013

10.215	Promissory Note, dated September 27, 2013, issued by QC Property Holdings, LLC to Housing & Healthcare Funding, LLC in the amount of $5,000,000	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.216	Mortgage, Security Agreement Assignment of Leases and Rents and Fixture Filing, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.217	Guaranty, dated September 27, 2013, by AdCare Health Systems, Inc. to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.218	Assignment of Rents and Leases, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.219	Third Modification Agreement, dated as of September 30, 2013, by and among The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.220	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2013
10.221	Note, Mortgage and Loan Agreement Modification Agreement, dated December 31, 2013, by and among Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC and Metro City Bank.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.222*	Waiver and Amendment, dated February 10, 2014, by and among the Company and Gemino Healthcare Finance, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.223
Fourth Modification Agreement, dated November 8, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.330 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.224
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
Incorporated by reference to Exhibit 10.331 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.225	Note, Mortgage and Loan Agreement Modification Agreement, effective as of December 30, 2013, by and among Metro City Bank and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.332 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.226	Note, dated February 28, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.334 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.227
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

10.228
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
10.229	Sublease Termination Agreement, entered into May 6, 2014 and effective as of May 31, 2014, by and between Winter Haven Homes, Inc. and ADK Administrative Property, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.230	Amendment to Consulting Agreement, dated May 6, 2014, by and between AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.231	Amended and Restated Note, dated May 15, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 21, 2014
10.232
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
10.233
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
Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.234	Promissory Note, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.235	Guaranty of Payment and Performance, dated September 24, 2014, by and between AdCare Health Systems, Inc. and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.236	Loan and Security Agreement, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.237	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014

10.238	Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Riverchase Village ADK, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.239	Second Amended and Restated Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.240*	Executive Employment Agreement, dated October 10, 2014, by and among AdCare Health Systems, Inc. and William McBride III.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.241
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
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.242	Healthcare Facility Note, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.243	Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on Decembr 22, 2014
10.244
Healthcare Regulatory Agreement, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC, its successors, heirs, and assigns (jointly and severally) and the U.S. Department of Housing and Urban Development.
Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.245	Modification of Mortgage Note Agreement, dated as of October 1, 2014, by and between Hearth & Care of Greenfield, LLC. and Red Mortgage Capital, Inc.	Incorporated by reference to Exhibit 10.359 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.246	Modification of Mortgage Note Agreement, dated as of October 1, 2014, by and between The Pavilion Care Center, LLC. and Red Mortgage Capital, Inc.	Incorporated by reference to Exhibit 10.360 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.247	Modification Agreement, dated as of October 1, 2014, by and among Hearth & Care of Greenfield, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.361 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.248	Modification Agreement, dated as of October 1, 2014, by and among The Pavilion Care Center, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.362 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.249	Sublease Agreement, dated as of January 16, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 10.363 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.250	Sublease Agreement, dated as of January 16, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 10.364 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.251	Sublease Agreement, dated as of January 16, 2015, by and among Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 10.365 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

10.252	Sublease Agreement, dated as of January 16, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 10.366 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.253	Sublease Agreement, dated as of January 16, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 10.367 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.254	Sublease Agreement, dated as of January 16, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 10.368 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.255	Sublease Agreement, dated as of January 16, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC and Highlands of Bentonville, LLC	Incorporated by reference to Exhibit 10.369 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.256	Sublease Agreement, dated as of January 16, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 10.370 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.257	Sublease Agreement, dated as of January 16, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 10.371 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.258	Sublease Agreement, dated as of January 16, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 10.372 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.259	Loan Agreement, dated January 30, 2015, by and among Georgetown HC&R Property Holdings, LLC, Sumter Valley Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.373 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.260	Promissory Note, dated January 30, 2015, issued by Georgetown HC&R Property Holdings, LLC, and Sumter Valley Property Holdings, LLC to The PrivateBank and Trust Company in the amount of $9,300,000	Incorporated by reference to Exhibit 10.374 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.261	Guaranty of Payment and Performance, dated January 30, 2015, issued by AdCare Health Systems, Inc. to and for the benefit of The PrivateBank and Trust Company in the amount of $9,300,000	Incorporated by reference to Exhibit 10.375 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.262
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated January 30, 2015, by Georgetown HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.376 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.263
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated January 30, 2015, by Sumter Valley Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.377 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.264	Seventh Amendment to Credit Agreement, dated January 30, 2015, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.378 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.265	Fourth Amendment to Credit Agreement, dated January 30, 2015, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.379 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.266	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.380 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.267	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.381 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

10.268	Promissory Note for exit fees (Northridge), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.382 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.269	Promissory Note for exit fees (Cumberland), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.383 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.270	Promissory Note for exit fees (River Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.384 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.271	Promissory Note for exit fees (Sumter Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.385 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.272
Loan Agreement, dated February 25, 2015, by and among APH&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.386 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.273
Promissory Note, dated February 25, 2015, issued by APH&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, and Woodland Hills HC Property Holdings, LLC to The PrivateBank and Trust Company in the amount of $12,000,000
Incorporated by reference to Exhibit 10.387 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.274
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated February 25, 2015, by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.388 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.275	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated February 25, 2015, by APH&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.389 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.276	Guaranty of Payment and Performance, dated February 25, 2015, issued by AdCare Health Systems, Inc. to and for the benefit of The PrivateBank and Trust Company in the amount of $12,000,000	Incorporated by reference to Exhibit 10.390 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.277	Absolute Assignment of Rents and Leases, dated February 25, 2015, by Woodland Hills HC Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.391 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.278	Absolute Assignment of Rents and Leases, dated February 25, 2015, by APH&R Property Holdings, LLC, to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.392 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.279	Amendment to Promissory Note, dated March 25, 2015, by and between Riverchase Village ADK, LLC and Adcare Health Systems, Inc.	Incorporated by reference to Exhibit 10.393 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.280	Amendment to Second Amended and Restated Note, dated March 25, 2015, by and between Christopher F. Brogdon and Adcare Health Systems, Inc.	Incorporated by reference to Exhibit 10.394 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.281
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
Incorporated by reference to Exhibit 10.395 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

10.282*	First Amendment to Executive Employment Agreement, dated March 25, 2015, by and among AdCare Health Systems, Inc. and William McBride, III	Incorporated by reference to Exhibit 10.396 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.283*	Employment Agreement between AdCare Health Systems, Inc. and Allan J. Rimland, dated March 25, 2015	Incorporated by reference to Exhibit 10.397 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.284
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
10.285
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
10.286
Settlement and Indemnification Agreement dated March 26, 2015, by and between Adcare Health Systems, Inc and its wholly owned subsidiaries and affiliates and Chris Brogdon and any affiliates or entities in which Chris Brogdon has an ownership interest
Incorporated by reference to Exhibit 10.400 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.287	Asset Purchase Agreement by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC, dated March 17, 2015	Incorporated by reference to Exhibit 10.401 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.288	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.289	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and The U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.290	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.291	Healthcare Facility Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.292	Healthcare Facility Note, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.293	Lease Agreement, dated February 27, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown LLC	Incorporated by reference to Exhibit 10.408 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.294	First Amendment to Lease Agreement, dated March 20, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Incorporated by reference to Exhibit 10.409 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.295	Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC	Incorporated by reference to Exhibit 10.410 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.296	First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC	Incorporated by reference to Exhibit 10.411 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

10.297	Lease Agreement dated February 27, 2015 by and between Mountain Trace Nursing ADK, LLC and Blue Ridge on the Mountain LLC	Incorporated by reference to Exhibit 10.412 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.298	First Amendment to Lease Agreement, dated March 20, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain , LLC	Incorporated by reference to Exhibit 10.413 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.299	Sublease Agreement, dated July 1, 2014 by and between ADK Georgia, LLC, and C.R. of Thomasville, LLC	Incorporated by reference to Exhibit 10.414 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.300	Lease Agreement, dated September 22, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.415 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.301	Lease Agreement, dated September 22, 2014 by and between Attalla Nursing ADK, LLC and C.R. of Attalla, LLC	Incorporated by reference to Exhibit 10.416 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.302	Sublease Agreement, dated February 18, 2015 by and between CP Nursing, LLC and C.R. of College Park, LLC	Incorporated by reference to Exhibit 10.417 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.303	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.12 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.304	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.13 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.305	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.14 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.306	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.15 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.307	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.16 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.308	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.17 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.309	First Amendment to Sublease Agreement, dated February 27, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.18 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.310	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.19 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.311	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.20 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.312	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.21 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

10.313	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.22 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.314	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.23 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.315	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.24 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.316	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.25 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.317	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.26 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.318	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.27 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.319	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.28 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.320	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.29 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.321	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.30 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.322	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.31 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.323	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.32 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.324	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.33 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.325	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.34 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.326	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.35 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.327	Amended and Restated Promissory Note for exit fees (Cumberland), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

10.328	Amended and Restated Promissory Note for exit fees (Northridge), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.329	Amended and Restated Promissory Note for exit fees (River Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.330	Amended and Restated Promissory Note for exit fees (Sumter Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.331	Promissory Note for exit fees (Stone County), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.332	Eighth Amendment to Credit Agreement, dated March 25, 2015, by and among ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.333	Fifth Amendment to Credit Agreement, dated March 25, 2015, by and among NW 61ST Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.31 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.334
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
10.335
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
Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on April 7, 2015
10.336	Sublease Agreement, dated April 1, 2015, by and between ADK Georgia, LLC and C.R. of Lagrange, LLC	Incorporated by reference to Exhibit 99.10 of the Registrant's Current Report on Form 8-K filed on April 7, 2015
10.337	Sublease Termination Agreement, dated April 30, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC, and Highlands of Bentonville, LLC	Incorporated by reference to Exhibit 99.36 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.338	Sublease Termination Agreement, dated April 30, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC, and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 99.37 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.339	Lease Inducement Fee Agreement, dated April 30, 2015, by and between AdCare Health Systems, Inc. and Aria Health Consulting, LLC	Incorporated by reference to Exhibit 99.38 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.340	Sublease Agreement, dated May 1, 2015 by and between NW 61st Nursing, LLC and Southwest LTC-NW OKC, LLC	Incorporated by reference to Exhibit 10.83 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

10.341	Sublease Agreement, dated May 1, 2015 by and between QC Nursing, LLC and Southwest LTC-Quail Creek, LLC	Incorporated by reference to Exhibit 10.84 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.342	Fifth Modification Agreement, dated May 1, 2015, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.85 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.343
Loan Modification Agreement, dated May 1, 2015, by and among Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers; AdCare Health Systems, Inc., Benton Nursing, LLC, Park Heritage Nursing, LLC, and Valley River Nursing, LLC, as Guarantors; and The PrivateBank and Trust Company, as lender
Incorporated by reference to Exhibit 10.86 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.344	Underwriting Agreement, dated April 8, 2015, by and between AdCare Health Systems, Inc. and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
10.345	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.346	Second Amendment to Lease Agreement, dated May 31, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain, LLC	Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on June 5, 2015
10.347	Sublease Agreement, dated July 1, 2015 by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on July 7, 2015
10.348	Underwriting Agreement, dated May 28, 2015, by and between AdCare Health Systems, Inc and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
10.349	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and MLV & Co. LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on July 22, 2015
10.350	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.2 of the Registrant's Current Report on Form 8-K filed on July 22, 2015
10.351	Sublease Agreement, dated August 1, 2015, by and between AdCare Health Systems, Inc. and CC SNF, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.352	Sublease Agreement, dated August 1, 2015, by and between Eaglewood Village, LLC and EW ALF, LLC.	Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.353	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and HC SNF, LLC.	Incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.354	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and PV SNF, LLC.	Incorporated by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.355	Sublease Agreement, dated August 1, 2015, by and between 2014 HUD Master Tenant, LLC and EW SNF, LLC.	Incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.356	Lease Inducement Fee Agreement, dated August 1, 2015, by and between the AdCare Health Systems, Inc. and PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, EW SNF, LLC, and EW ALF, LLC.	Incorporated by reference to Exhibit 99.7 of the Registrant's Current Report on Form 8-K filed on August 5, 2015

10.357
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
Incorporated by reference to Exhibit 10.100 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.358	Promissory Note, dated July 17, 2015, by and between Highlands Arkansas Holdings, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.101 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.359	Letter Agreement to the Equitable Adjustments, dated July 17, 2015, by and between AdCare Health Systems, Inc. and Highlands Arkansas Holdings, LLC.	Incorporated by reference to Exhibit 10.102 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.360	Promissory Note, dated August 1, 2015, by and between PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, CC SNF, LLC EW SNF, LLC, and EW ALF, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.103 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.361	Sublease Agreement, dated July 20, 2015, by and between ADK Bonterra/Parkview, LLC and 2801 Felton Avenue, L.P., and 460 Auburn Avenue, L.P.	Incorporated by reference to Exhibit 10.104 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.362	Amendment to Subordinated Convertible Note, dated July 30, 2015, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC and Cantone Research, Inc.	Incorporated by reference to Exhibit 10.105 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.363
First Amendment to Promissory Note, dated August 12, 2015, by and among CSCC Property Holdings, LLC and CSCC Nursing, LLC, AdCare Health Systems, Inc. and AdCare Oklahoma Management, LLC, and Contemporary Healthcare Senior Lien I, L.P.
Incorporated by reference to Exhibit 10.106 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.364	Asset Purchase Agreement, dated June 11, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC.	Incorporated by reference to Exhibit 10.107 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.365	First Amendment to Asset Purchase Agreement, dated August 6, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC.	Incorporated by reference to Exhibit 10.108 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.366	Sublease Agreement, dated July 17, 2015, by and among Valley River Property Holdings, LLC,Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 10.109 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.367	Second Amendment to Lease, dated as of August 14, 2015, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on August 18, 2015
10.368	Lease Guaranty made by AdCare Health Systems, Inc. for the benefit of William M. Foster, effective August 14, 2015	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on August 18, 2015
10.369	Sublease Agreement, dated October 1, 2015, by and between KB HUD Master Tenant 2014, LLC, and C.R. of Autumn Breeze, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on October 6, 2015
10.370	First Amendment to Sublease Agreement, dated October 6, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on November 3, 2015
10.371	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 10.114 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

10.372	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 10.115 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.373	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 10.116 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.374	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 10.117 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.375	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 10.118 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.376	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 10.119 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.377	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 10.120 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.378	Fourth Amendment to Sublease Agreement, dated October 6, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 10.121 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.379	Second Amendment to Asset Purchase Agreement, dated September 30, 2015, by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC	Incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on November 3, 2015
10.380	Second Amendment to Asset Purchase Agreement, dated September 30, 2015, by and between Riverchase Village ADK, LLC and Omega Communities, LLC	Incorporated by reference to Exhibit 10.123 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.381	Second Amendment to Lease Agreement, dated September 14, 2015, by and between Coosa Nursing ADK, LLC and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.124 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.382	Second Amendment to Lease Agreement, dated September 14, 2015, by and between Attalla Nursing ADK, LLC and C.R. of Attalla, LLC	Incorporated by reference to Exhibit 10.125 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.383	First Amendment to Lease Agreement, dated August 14, 2015, by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 10.126 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.384	Second Amendment to Lease Agreement, dated September 24, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Incorporated by reference to Exhibit 10.127 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.385	First Amendment to Sublease Agreement, dated September 10, 2015, by and between ADK Georgia, LLC and LC SNF, LLC	Incorporated by reference to Exhibit 10.128 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.386	First Amendment to Sublease Agreement, dated September 14, 2015, by and between ADK Georgia, LLC and C.R. of LaGrange, LLC	Incorporated by reference to Exhibit 10.129 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.387	First Amendment to Sublease Agreement, dated September 23, 2015, by and between ADK Georgia, LLC and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.130 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.388	First Amendment to Sublease Agreement, dated September 23, 2015, by and between ADK Georgia, LLC and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.131 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

10.389	Third Amendment to Sublease Agreement, dated September 9, 2015, by and between ADK Georgia, LLC and C.R. of Thomasville, LLC	Incorporated by reference to Exhibit 10.132 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.390	First Amendment to Sublease Agreement, dated September 1, 2015, by and between ADK Bonterra/Parkview, LLC and 2801 Felton Avenue, L.P., and 460 Auburn Avenue, L.P.	Incorporated by reference to Exhibit 10.133 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.391	Second Amended and Restated Note, dated November 2, 2015, by and between Riverchase Village ADK, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.134 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.392
Modification Agreement, dated October 30, 2015, by and among APH&R Property Holdings, LLC, HC&R Property Holdings, LLC, and Woodland Hills HC Property Holdings, LLC, AdCare Health Systems, Inc., and The PrivateBank and Trust Company.
Incorporated by reference to Exhibit 10.135 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.393
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
10.394
Sixth Modification Agreement, dated October 30, 2015, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company
Incorporated by reference to Exhibit 10.137 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.395
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
Incorporated by reference to Exhibit 10.138 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.396	Second Amendment to Third Amended and Restated Multiple Facilities Lease, dated September 1, 2015, by and between Georgia Lessor - Bonterra/Parkview, LLC and ADK Bonterra/Parkview, LLC.	Incorporated by reference to Exhibit 10.139 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.397	Amendment Regarding Lease and Sublease, dated August 1, 2015, by and among Covington Realty, LLC, and Adcare Health Systems, Inc. and CC SNF, LLC	Incorporated by reference to Exhibit 10.140 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.398
Master Sublease Agreement, dated November 3, 2015, by and among ADK Georgia, LLC, and Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC.
Incorporated by reference to Exhibit 10.141 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.399
Replacement Promissory Note, dated November 1, 2015, by and between New Beginnings Care, LLC, Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC, and AdCare Health Systems, Inc.
Incorporated by reference to Exhibit 10.142 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.400	Amended and Restated Note, dated October 1, 2015, by and between Riverchase Village ADK, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.143 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

10.401
Master Lease Agreement, dated February 5, 2016 by and among Valley River Property Holdings, LLC, Homestead Property Holdings, LLC, Park Heritage Property Holdings, LLC, Mt. V Property Holdings, LLC, Mountain Top Property Holdings, LLC, Little Rock HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, and Skyline Healthcare, LLC
Incorporated by reference to Exhibit 10.462 of the AdCare Health Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2015
10.402
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
Incorporated by reference to Exhibit 10.463 of the AdCare Health Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2015
10.403	Master Sublease Agreement, dated June 18, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Incorporated by reference to Exhibit 10.4 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.404	Promissory Note, dated July 6, 2016, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc., in the amount of $1,000,000	Incorporated by reference to Exhibit 10.5 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.405	Security Agreement, dated July 6, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Incorporated by reference to Exhibit 10.6 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.406	Promissory Note, dated September 30, 2016, issued by JS Highland Holdings LLC in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.1 of the AdCare Health Systems, Inc. Current Report on Form 8-K filed on October 11, 2016
10.407	Guaranty Agreement, dated September 30, 2016, executed by Joseph Schwartz and Roselyn Schwartz in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.2 of the AdCare Health Systems, Inc. Current Report on Form 8-K filed on October 11, 2016
10.408
Subordination and Standstill Agreement, dated September 26, 2016, by and between AdCare Health Systems, Inc. and The PrivateBank and Trust Company, as agent for the Operator Loan Lenders (as defined therein) and the Owner Loan Lenders (as defined therein)
Incorporated by reference to Exhibit 99.3 of the AdCare Health Systems, Inc. Current Report on Form 8-K filed on October 11, 2016
10.409	Second Amendment to Second Amended and Restated Note, dated November 10, 2016, by and between Christopher F. Brogdon and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016
10.410	First Amendment to Promissory Note, dated September 19, 2016, by and between QC Property Holdings, LLC, and Congressional Bank.	Incorporated by reference to Exhibit 10.8 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016
10.472	Mortgage Refinance Agreement, insured by HUD by and between AdCare Health Systems, Inc. in favor of KeyBank National Association	Incorporated by reference to item 1.01 of the AdCare Health Systems, Inc.. Current Report on Form 8-K filed December 19, 2016.
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of PFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*    Identifies a management contract or compensatory plan or arrangement.