Form 10-Q
period 2017-03-31
ADCARE HEALTH SYSTEMS, INC
filed 2017-05-15
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-33135

AdCare Health Systems, Inc.
(Exact name of registrant as specified in its charter)

Georgia	31-1332119
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
 454 Satellite Boulevard NW, Suite 100, Suwanee, GA 30024
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
 As of April 30, 2017:  19,805,924 shares of common stock, no par value, were outstanding.

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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,184	$14,045
Restricted cash	1,660	1,600
Accounts receivable, net of allowance of $6,678 and $7,529	2,263	2,429
Prepaid expenses and other	2,586	2,395
Total current assets	10,693	20,469
Restricted cash and investments	2,155	3,864
Property and equipment, net	78,526	79,168
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	2,587	2,754
Goodwill	2,105	2,105
Lease deposits	911	1,411
Other assets	8,038	7,244
Total assets	$107,486	$119,486
LIABILITIES AND DEFICIT
Current liabilities:
Current portion of notes payable and other debt	$4,390	$4,018
Current portion of convertible debt, net	2,478	9,136
Accounts payable	3,316	3,037
Accrued expenses and other	8,000	9,077
Total current liabilities	18,184	25,268
Notes payable and other debt, net of current portion:
Senior debt, net	58,179	60,189
Bonds, net	6,605	6,586
Other debt, net	181	41
Other liabilities	3,395	3,677
Deferred tax liability	226	226
Total liabilities	86,770	95,987
Commitments and contingencies (Note 15)
Preferred stock, no par value; 5,000 shares authorized; 2,762 and 2,762 shares issued and outstanding, redemption amount $69,038 and $69,038 at March 31, 2017 and December 31, 2016, respectively	61,446	61,446
Stockholders’ deficit:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,806 and 19,927 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	61,690	61,643
Accumulated deficit	(102,420)	(99,590)
Total stockholders’ deficit	(40,730)	(37,947)
Total liabilities and stockholders’ deficit	$107,486	$119,486

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental revenues	$5,775	$6,849
Management fee and other revenues	360	233
Total revenues	6,135	7,082

Expenses:
Facility rent expense	2,171	2,179
Depreciation and amortization	1,135	1,713
General and administrative expense	1,622	2,542
Other operating expenses	555	203
Total expenses	5,483	6,637

Income from operations	652	445

Other expense:
Interest expense, net	1,032	1,825
Loss on extinguishment of debt	63	—
Other expense	95	42
Total other expense, net	1,190	1,867

Loss from continuing operations before income taxes	(538)	(1,422)
Income tax expense	1	—
Loss from continuing operations	(539)	(1,422)

Loss from discontinued operations, net of tax	(413)	(528)
Net loss	(952)	(1,950)

Preferred stock dividends	(1,878)	(1,777)
Net loss attributable to AdCare Health Systems, Inc. common stockholders	$(2,830)	$(3,727)

Net loss per share of common stock attributable to AdCare Health Systems, Inc.
Basic and diluted:
Continuing operations	$(0.12)	$(0.16)
Discontinued operations	(0.02)	(0.03)
	$(0.14)	$(0.19)

Weighted average shares of common stock outstanding:
Basic and diluted	19,825	19,885

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Amounts in 000’s)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2016	19,927	$61,643	$(99,590)	$(37,947)

Stock-based compensation	—	234	—	234

Common stock repurchase program	(118)	(187)	—	(187)

Issuance of restricted stock, net of forfeitures	(3)	—	—	—

Preferred stock dividends	—	—	(1,878)	(1,878)

Net loss	—	—	(952)	(952)
Balances, March 31, 2017	19,806	$61,690	$(102,420)	$(40,730)

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in 000’s)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(952)	$(1,950)
Loss from discontinued operations, net of tax	413	528
Loss from continuing operations	(539)	(1,422)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,135	1,713
Stock-based compensation expense	234	480
Rent expense in excess of cash paid	158	203
Rent revenue in excess of cash received	(768)	(718)
Amortization of deferred financing costs	95	216
Amortization of debt discounts and premiums	4	4
Bad debt expense	466	—
Changes in operating assets and liabilities:
Accounts receivable	163	(1,219)
Prepaid expenses and other	(201)	(242)
Other assets	(294)	17
Accounts payable and accrued expenses	236	(590)
Other liabilities	60	617
Net cash provided by (used in) by operating activities - continuing operations	749	(941)
Net cash used in operating activities - discontinued operations	(1,051)	(639)
Net cash used in operating activities	(302)	(1,580)

Cash flows from investing activities:
Change in restricted cash	1,649	3,839
Purchase of property and equipment	(329)	(19)
Proceeds from the sale of property and equipment	—	325
Net cash provided by investing activities - continuing operations	1,320	4,145
Net cash used in investing activities - discontinued operations	—	(1)
Net cash provided by investing activities	1,320	4,144

Cash flows from financing activities:
Proceeds from debt	—	203
Repayment of notes payable	(1,974)	(4,518)
Repayment on convertible debt	(6,700)	—
Debt issuance costs	—	(25)
Proceeds from preferred stock issuances, net	—	3,677
Repurchase of common stock	(187)	(312)
Dividends paid on preferred stock	(1,878)	(1,777)
Net cash used in financing activities - continuing operations	(10,739)	(2,752)
Net cash used in financing activities - discontinued operations	(140)	(268)
Net cash used in financing activities	(10,879)	(3,020)
Net change in cash and cash equivalents	(9,861)	(456)
Cash and cash equivalents, beginning	14,045	2,720
Cash and cash equivalents, ending	$4,184	$2,264

Supplemental disclosure of cash flow information:
Interest paid	$682	$1,630
Income taxes paid	$—	$—
Supplemental disclosure of non-cash activities:
Surrender of security deposit	$500	$—
Non-cash proceeds from vendor-financed insurance	$193	$—
Non-cash proceeds from financing of South Carolina Medicaid audit repayment	$385	$—
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

NOTE 1.                          ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 - Organization and Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017 (the “Annual Report”), for a description of all significant accounting policies.
Description of Business

AdCare Health Systems, Inc. (“AdCare”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company’s business primarily consists of leasing and subleasing healthcare facilities to third-party tenants, which operate such facilities. The operators of the Company’s facilities provide a range of healthcare services, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

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

The Company leases its currently-owned healthcare properties, and subleases its currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual rent escalation clauses. The Company has many of the characteristics of a real estate investment trust (“REIT”) and is focused on the ownership, acquisition and leasing of healthcare properties. AdCare’s Board of Directors (the “Board”) continues to analyze and consider: (i) whether and, if so, when, the Company could satisfy the requirements to qualify as a REIT under the Internal Revenue Code of 1986, as amended; (ii) the structural and operational complexities which would need to be addressed before the Company could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if the Company were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated federal net operating loss carryforwards. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

As of March 31, 2017, the Company owns, leases, or manages 29 facilities primarily in the Southeast (see Note 17 - Subsequent Events). Of the 29 facilities, the Company: (i) leased 14 owned and 11 leased skilled nursing facilities to third-party tenants; (ii) leased one owned assisted living facility to a third-party tenant; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 - Leases below and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases in the Annual Report for a more detailed description of the Company’s leases).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying unaudited consolidated financial statements together with the historical consolidated financial audited statements of the Company for the year ended December 31, 2016, included in the Annual Report.
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Examples of significant estimates include allowance for doubtful accounts, self-insurance reserves, deferred tax valuation allowance, fair value of employee and nonemployee stock based awards, valuation of goodwill and other long-lived assets, and cash flow projections. Actual results could differ materially from those estimates.

Revenue Recognition and Allowances
Triple-Net Leased Properties. The Company's triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities will be recognized only upon cash collection, and any accumulated straight-line rent receivable will be reversed in the period in which the Company first deems rent collection no longer reasonably assured.

Management Fee Revenue and Other. The Company recognizes management fee revenues as services are provided. Further, the Company recognizes income from lease inducements receivables and interest income from loans and investments, using the effective interest method when collectibility is reasonably assured. We apply the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectibility of our rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectibility of rent receivables and working capital loans to tenants on several factors, including, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectibility of future rent payments required by a lease or required from a working capital loan to a tenant, the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates.

As of March 31, 2017 and December 31, 2016, the Company allowed for approximately $6.7 million and $7.5 million, respectively, of gross patient care related receivables arising from our legacy operations. Allowance for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All patient care receivables exceeding 365 days are fully allowed at March 31, 2017 and December 31, 2016. Accounts receivable, net totaled $2.3 million at March 31, 2017 and $2.4 million at December 31, 2016 of which $0.9 million and $0.9 million, respectively related to patient care receivables from our legacy operations.
Self-Insurance
The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations during 2014 and 2015 (see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases in the Annual Report for a more detailed description of the Company’s leases). The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (v) the status and likely success of any mediation or settlement discussions; and (vi) the venues in which the actions have been filed or will be adjudicated. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions accordingly. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the legal costs actually incurred in litigating the pending actions. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved (see Note 8 - Accrued Expenses).
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

In May 2014, the FASB issued ASU 2014-09, which requires revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for those goods and services. This new standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The new guidance does not affect the recognition of revenue from leases. In August 2015, the FASB delayed the effective date of ASU 2014-09 by one year and subsequently amended the new revenue standard under ASU 2016-10 and ASU 2016-12 in April and May 2016, respectively. ASU 2016-10 provides additional guidance for identifying performance obligations and licenses of intellectual property, and ASU 2016-12 clarifies guidance regarding collectibility, noncash considerations and completed contracts at transition. These new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact on the Company’s financial position, results of operations and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, with the intention to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The various amendments within the standard require different approaches to adoption, on a retrospective, modified retrospective or prospective basis. The Company adopted the various amendments in its consolidated financial statements for the three month period ending March 31, 2017 with an effective date of January 1, 2017. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of ASU 2016-09 did not have a material effect on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, which simplifies the required periodic test for goodwill impairment and modifies the concept of impairment of goodwill under previous guidance, ASC 350, Intangibles - Goodwill and Other. Under the updated guidance, a goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the total amount of goodwill allocated to that reporting unit. This simplification eliminates previous requirements to determine the implied fair value of goodwill and record a loss on impairment equal to the carrying value of goodwill less the implied fair value. Further, the ASU modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted on a prospective basis for annual and interim periods beginning after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options and warrants are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three months ended March 31, 2017 and 2016, approximately 2.8 million and 4.6 million shares, respectively, of potentially dilutive securities were excluded from the diluted income (loss) per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net loss for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in 000’s, except per share data)	2017	2016
Numerator:
Loss from continuing operations	$(539)	$(1,422)
Preferred stock dividends	(1,878)	(1,777)
Basic and diluted loss from continuing operations	(2,417)	(3,199)

Loss from discontinued operations, net of tax	(413)	(528)
Net loss attributable to AdCare Health Systems, Inc. common stockholders	$(2,830)	$(3,727)

Denominator:
Basic - weighted average shares	19,825	19,885
Diluted - adjusted weighted average shares (a)	19,825	19,885

Basic and diluted loss per share:
Loss from continuing operations attributable to AdCare	$(0.12)	$(0.16)
Loss from discontinued operations	(0.02)	(0.03)
Loss attributable to AdCare Health Systems, Inc. common stockholders	$(0.14)	$(0.19)

(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	March 31,
(Share amounts in 000’s)	2017	2016
Stock options	333	373
Warrants - employee	1,450	1,559
Warrants - non employee	437	492
Shares issuable upon conversion of convertible debt	588	2,165
Total anti-dilutive securities	2,808	4,589

NOTE 3.                          LIQUIDITY AND PROFITABILITY

Sources of Liquidity

The Company continues to undertake measures to grow its operations and to reduce its expenses by: (i) increasing future lease revenue through acquisitions and investments in existing properties; (ii) modifying the terms of existing leases; (iii) refinancing or repaying debt to reduce interest costs and mandatory principal repayments; and (iv) reducing general and administrative expenses.

At March 31, 2017, the Company had $4.2 million in cash and cash equivalents as well as restricted cash and investments of $3.8 million. Management anticipates access to several sources of liquidity, including cash flows from operations and cash on hand. Management holds routine ongoing discussions with existing lenders and potential new lenders to refinance current debt on a longer term basis and, in recent years, has refinanced shorter term acquisition debt, with traditional longer term mortgage notes, many of which have been executed under government guaranteed lending programs. Historically, the Company has raised capital through other sources, including issuances of preferred stock and convertible debt.

Management expects to commence discussions with one of its lenders to extend maturity of a $1.2 million credit facility associated with its Northwest Oklahoma facility listed as current debt maturities at March 31, 2017.

On July 21, 2015, the Company entered into separate At Market Issuance Sales Agreements to sell, from time to time, up to 800,000 shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Stock, (the “Series A Preferred Stock”), through an “at-the-market” offering program (“ATM”). Since the inception of the ATM in July 2015 and through March 31, 2017, the Company has sold 650,600 shares of Series A Preferred Stock under the ATM, generating net proceeds to the Company of approximately $13.5 million (see Note 12 - Common and Preferred Stock). Management anticipates renewing its at-the-market offering program with respect to sales of Series A Preferred Stock as a source of liquidity over the next twelve months.

On June 18, 2016, a wholly-owned subsidiary of the Company (“ADK”) entered into a new master sublease agreement (the “Peach Health Sublease”) with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”), providing that Peach Health Sublessee would take possession of the facilities (the “Peach Facilities”) subleased to affiliates of New Beginnings Care, LLC (“New Beginnings”) prior to their bankruptcy. The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”). Rent for the Savannah Beach Facility, the Oceanside Facility, and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; but such rent is only $1 per month for the Oceanside and Jeffersonville Facilities until the date such facilities are recertified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) or April 1, 2017, whichever first occurs (the “Rent Commencement Date”). The Oceanside and Jeffersonville Facilities were recertified by CMS in February 2017 and December 2016, respectively. In addition, with respect to the Oceanside and Jeffersonville Facilities, Peach Health Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%. In the event that the Savannah Beach Facility is decertified due to any previous non-compliance attributable to New Beginnings, rent for such facility will revert to $1 a month until it is recertified along with the other facilities. The Company also provided Peach Health with a $1.0 million line of credit to be used for working capital and capital expenditure needs (the “Peach Line” or "Peach Note"). At March 31, 2017, there was a $1.0 million outstanding balance on the Peach Line.

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

On January 10, 2017, the Company repurchased $6.7 million of its outstanding 10% convertible subordinated notes due April 30, 2017 (collectively, the “2015 Notes”) pursuant to a cash tender offer for any and all of such outstanding convertible promissory notes (the "Tender Offer").

Cash Requirements

At March 31, 2017, the Company had $71.8 million in indebtedness of which the current portion is $6.9 million. This current portion is comprised of the following components: (i) convertible debt of $2.5 million; and (ii) other debt of approximately $4.4 million which includes senior debt - bond and mortgage indebtedness (for a complete listing of our debt, see Note 9 - Notes Payable and Other Debt).

The Company anticipates net principal disbursements of approximately $6.9 million, which includes $2.5 million of convertible debt, approximately $0.4 million of payments on shorter term vendor notes, $1.8 million of routine debt service amortization, and a $2.2 million payment of other debt which includes current senior debt of the Northwest Oklahoma facility, a skilled nursing facility located in Oklahoma City, Oklahoma (the “Northwest Oklahoma Facility”) of approximately $1.2 million. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at March 31, 2017, the Company has approximately $13.2 million of debt maturities due over the next two year period ending March 31, 2019. These debt maturities include the aforementioned $2.5 million of convertible promissory notes, which are convertible into shares of the common stock and which also includes the current senior debt of the Northwest Oklahoma facility of $1.2 million in addition to $4.4 million with respect to the Quail Creek Oklahoma Facility. The Company believes its long-term liquidity needs will be satisfied by cash flows from operations, cash on hand, borrowings as required to refinance indebtedness as well as other sources, including issuances of preferred stock and convertible debt.

In November 2016, the Board approved two share repurchase programs (collectively, the "November 2016 Repurchase Program"), pursuant to which AdCare was authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Stock, no par value per share and liquidation preference of $25.00 per share (the “Series A Preferred Stock”) during a twelve-month period. The November 2016 repurchase program succeeded the Repurchase Program announced on November 12, 2015 (the “November 2015 Repurchase Program”), which terminated in accordance with its terms. Share repurchases under the November 2016 Repurchase Programs could be made from time to time through open market transactions, block trades or privately negotiated transactions and were subject to market conditions, as well as corporate, regulatory and other considerations. During the quarter ended March 31, 2017, the Company made no repurchases of the Series A Preferred Stock and repurchased 118,199 shares of common stock at an average purchase price of approximately $1.54 per share, exclusive of commissions and related fees, for a net disbursement of approximately $0.2 million. The Company suspended the November 2016 Repurchase Program in February 2017.

The Company is a defendant in a total of 44 professional and general liability cases. The claims generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets, of $6.0 million and $6.9 million at March 31, 2017, and December 31, 2016, respectively. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions. Anticipated costs associated with such litigation are reflected in the $6.0 million accrual and are expected to be paid over time as litigation continues. The duration of such legal proceedings could be greater than one year subsequent to the period ended March 31, 2017, however, management cannot reliably estimate the exact timing of payments. The Company expects to fund litigation and potential indemnity costs through cash on hand as well as other sources as described above.

During the three months ended March 31, 2017, the Company generated negative cash flow from operations and anticipates positive cash flow from operations later in the current year. In order to satisfy the Company’s capital needs, the Company seeks to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt or equity securities; and (iii) increase operating cash flows through acquisitions. The Company anticipates that these actions, if successful, will provide the opportunity to maintain its liquidity, thereby permitting the Company to better meet its operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful. Management’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and the Company’s Series A Preferred Stock on the NYSE MKT.

NOTE 4.                          RESTRICTED CASH AND INVESTMENTS

The following presents the Company's various restricted cash, escrow deposits and investments:

(Amounts in 000’s)	March 31, 2017	December 31, 2016
Cash collateral	$283	$260
Replacement reserves	822	811
Escrow deposits	555	529
Total current portion	1,660	1,600

Restricted investments for other debt obligations and certificates of deposit	467	2,274
HUD and other replacement reserves	1,688	1,590
Total noncurrent portion	2,155	3,864
Total restricted cash and investments	$3,815	$5,464
Cash collateral—In securing mortgage financing from certain lending institutions, the Company and certain of its wholly-owned subsidiaries are required to deposit cash to be held as collateral in accordance with the terms of the loan agreements.
Replacement reserves—Cash reserves set aside for non-critical building repairs to be completed within the next 12 months, pursuant to loan agreements.
Escrow deposits—In connection with financing secured through our lenders, several wholly-owned subsidiaries of the Company are required to make monthly escrow deposits for taxes and insurance.

Restricted investments for other debt obligations and certificates of deposit—In compliance with certain financing and insurance agreements, the Company and certain wholly-owned subsidiaries of the Company are required to deposit cash and/or certificates of deposit held as collateral by the lender or in escrow with certain designated financial institutions.
HUD and other replacement reserves—The regulatory agreements entered into in connection with the financing secured through the U.S. Department of Housing and Urban Development (“HUD”) require monthly escrow deposits for replacement and improvement of the HUD project assets.
NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2017	December 31, 2016
Buildings and improvements	5-40	$84,740	$84,108
Equipment and computer related	2-10	10,445	12,286
Land	—	3,988	3,988
Construction in process	—	36	602
		99,209	100,984
Less: accumulated depreciation and amortization		(20,683)	(21,816)
Property and equipment, net		$78,526	$79,168

Buildings and improvements includes the capitalization of costs incurred for the respective certificates of need (the “CON”). For additional information on the CON amortization, see Note 6 - Intangible Assets and Goodwill.

For the three months ended March 31, 2017 and 2016, total depreciation was $0.7 million and $1.2 million, respectively.

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	CON (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2016
Gross	$22,811	$2,471	$6,881	$32,163
Accumulated amortization	(3,483)	—	(4,127)	(7,610)
Net carrying amount	$19,328	$2,471	$2,754	$24,553

Amortization expense	(171)	—	(167)	(338)

Balances, March 31, 2017
Gross	22,811	2,471	6,881	32,163
Accumulated amortization	(3,654)	—	(4,294)	(7,948)
Net carrying amount	$19,157	$2,471	$2,587	$24,215

Amortization expense for the CON included in property and equipment was approximately $0.2 million and $0.3 million for the three month periods ended March 31, 2017 and March 31, 2016, respectively.
Amortization expense for lease rights was approximately $0.2 million and $0.2 million for the three month periods ended March 31, 2017 and March 31, 2016, respectively.

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2017(a)	$512	$500
2018	683	667
2019	683	667
2020	683	482
2021	683	203
Thereafter	15,913	68
Total expected amortization expense	$19,157	$2,587
 (a) Estimated amortization expense for the year ending December 31, 2017, includes only amortization to be recorded after March 31, 2017.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	March 31, 2017	December 31, 2016
Goodwill	$2,945	$2,945
Accumulated impairment losses	(840)	(840)
Net carrying amount	$2,105	$2,105

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7. LEASES
Operating Leases
The Company leases a total of eleven skilled nursing facilities from unaffiliated owners under non-cancelable leases, all of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs. Each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Suwanee, Georgia and Atlanta, Georgia. The Atlanta office space is subleased to a third-party tenant.

As of March 31, 2017, the Company is in compliance with all operating lease financial and administrative covenants.
Future Minimum Lease Payments
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)
2017 (a)	$6,167
2018	8,331
2019	8,492
2020	8,671
2021	8,830
Thereafter	46,456
Total	$86,947
(a) Estimated minimum lease payments for the year ending December 31, 2017 include only payments to be recorded after March 31, 2017.
Leased and Subleased Facilities to Third-Party Operators
The Company leases or subleases 26 facilities (15 owned by the Company and 11 leased to the Company) to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Peach Health. On June 18, 2016, ADK entered into the Peach Health Sublease with Peach Health Sublessee, providing that Peach Health Sublessee would take possession of and operate as subtenant: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”), The Jeffersonville and Oceanside facilities were previously decertified by CMS in February and May 2016, respectively, for deficiencies related to its operations and maintenance of the facility while operated by the previous sublessee (see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report for additional information). The Jeffersonville Facility and the Oceanside Facility were recertified by CMS as of December 20, 2016 and February 7, 2017, respectively, which are the Rent Commencement Dates for such facilities.

The Peach Health Sublease became effective for the Jeffersonville Facility on June 18, 2016, and for the Savannah Beach and Oceanside Facilities on July 13, 2016 (the date on which ADK accepted possession of the facilities from the previous sublessee). The Peach Health Sublease is structured as a triple net lease, except that ADK assumes responsibility for the cost of certain deferred maintenance at the Savannah Beach Facility and capital improvements that may be necessary for the Oceanside and Jeffersonville Facilities in connection with recertification by CMS. Rent for the Savannah Beach Facility, the Oceanside Facility and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; provided, however, that rent is only $1 per month for the Oceanside and Jeffersonville Facilities until the respective Rent Commencement Dates. In addition, for the Oceanside and Jeffersonville Facilities, Peach Health Sublessee is entitled to three months of $1 per month rent following the respective Rent Commencement Dates and, following such three-month period, five months of rent discounted by 50%. The annual rent for each of the Peach Facilities will escalate at a rate of 3% each year pursuant to the Peach Health Sublease, and the term of the Peach Health Sublease for all three Peach Facilities expires on August 31, 2027.

In connection with the Peach Health Sublease, the Company extended the Peach Line to the Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line” or “Peach Note”), with interest accruing on the unpaid balance under the Peach Line at a starting interest rate of 13.5%, increasing by 1% per annum. The entire principal amount due under the Peach Line, together with all accrued and unpaid interest thereunder, shall be due one year from the date of the first disbursement. The Peach Line is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Peach Health Sublessee (see Note 17 - Subsequent Events). At March 31, 2017, there was a $1.0 million outstanding balance on the Peach Line.

Arkansas Leases and Facilities. Until February 3, 2016, the Company subleased through its subsidiaries (the “Aria Sublessors”) nine facilities located in Arkansas (collectively, the “Arkansas Facilities”) to affiliates (the “Aria Sublessees”) of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Effective February 3, 2016, the Company terminated each Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease. From February 5, 2016 to October 6, 2016, nine wholly-owned subsidiaries of the Company (each, a “Skyline Lessor”) leased the Arkansas Facilities to Skyline Healthcare LLC (“Skyline”), or an affiliate of Skyline (the “Skyline Lessee”), pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”). The term of the Skyline Lease commenced on April 1, 2016. In connection with the Skyline Lease, the Skyline Lessors entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which Mr. Schwartz, or an entity designated by Mr. Schwartz (the “Purchaser”), had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, consisting of cash consideration in the amount of $52.0 million and a promissory note with a principal amount of $3.0 million. The Company completed the sale of the Arkansas Facilities to the Purchaser on October 6, 2016. For further information see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report for additional information).

Future minimum lease receivables from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2017 (a)	$15,731
2018	21,825
2019	22,298
2020	22,825
2021	23,402
Thereafter	132,193
Total	$238,274
(a) Estimated minimum lease receivables for the year ending December 31, 2017, include only payments to be received after March 31, 2017.

For further details regarding the Company’s leased and subleased facilities to third-party operators, see Note 17 - Subsequent Events below and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report.

NOTE 8.                          ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	March 31, 2017	December 31, 2016
Accrued employee benefits and payroll related	$468	$442
Real estate and other taxes	548	557
Self-insured reserve (1)	6,048	6,924
Accrued interest	263	251
Other accrued expenses	673	903
Total accrued expenses and other	$8,000	$9,077

(1)
The Company self-insures against professional and general liability cases and uses a third party administrator and outside counsel to manage and defend the claims. The decrease in the reserve at March 31, 2017, reflects the legal and associated settlement amounts relieved from the accrual to be paid, see Note 15 - Commitments and Contingencies.

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 - Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2017	December 31, 2016
Senior debt—guaranteed by HUD	$34,286	$34,473
Senior debt—guaranteed by USDA (a)	20,831	22,518
Senior debt—guaranteed by SBA (b)	2,293	2,319
Senior debt—bonds	7,145	7,145
Senior debt—other mortgage indebtedness	5,586	5,639
Other debt	1,479	1,063
Convertible debt	2,500	9,200
Subtotal	74,120	82,357
Deferred financing costs, net	(2,099)	(2,196)
Unamortized discount on bonds	(188)	(191)
Total debt	71,833	79,970
Less: current portion of debt	6,868	13,154
Notes payable and other debt, net of current portion	$64,965	$66,816

(a)	U.S. Department of Agriculture (“USDA”)

(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2017	December 31, 2016
Senior debt - guaranteed by HUD
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,408	$1,434
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,175	2,191
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,419	5,447
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,414	8,457
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,315	7,352
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,704	3,723
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,851	5,869
Total					$34,286	$34,473

Senior debt - guaranteed by USDA (b)
Attalla	Metro City	06/30/2032	Prime + 1.50%	5.50%	$6,335	$7,189
Coosa	Metro City	06/30/2032	Prime + 1.50%	5.50%	5,712	6,483
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,353	4,384
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,431	4,462
Total					$20,831	$22,518

Senior debt - guaranteed by SBA
College Park	CDC	10/01/2031	Fixed	2.81%	$1,589	$1,611
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	704	708
Total					$2,293	$2,319

(a)
Represents cash interest rates as of March 31, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 0.53% per annum.

(b)
For the four skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 4% to 6% through 2016, which decline 1% each year capped at 1% for the remainder of the term.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2017	December 31, 2016
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,610	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	535	535
Total					$7,145	$7,145

(a)
Represents cash interest rates as of March 31, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing of approximately 0.26% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2017	December 31, 2016
Senior debt - other mortgage indebtedness
Quail Creek (b)	Congressional Bank	09/30/2017	LIBOR + 4.75%	5.75%	4,402	4,432
Northwest	First Commercial	12/31/2017	Prime	5.00%	1,184	1,207
Total					$5,586	$5,639

(a)
Represents cash interest rates as of March 31, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.00% to 0.86% per annum.

(b)	On September 19, 2016, the Company obtained an option to extend the maturity date of the Quail Creek Credit Facility from September 2017 to September 2018, which management intends to exercise.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2017	December 31, 2016
Other debt
First Insurance Funding	02/28/2018	Fixed	3.99%	$193	$20
Key Bank	10/17/2017	Fixed	0.00%	495	496
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	422	547
South Carolina Department of Health & Human Services (a)	02/24/2019	Fixed	5.75%	369	—
Total				$1,479	$1,063

(a)
On February 21, 2017, the South Carolina Department of Health and Human Services (“SCHHS”) issued fiscal year 2013 Medicaid audit reports for two facilities operated by the Company during 2013. In the fiscal year 2013 Medicaid audit reports, it was determined the Company owes an aggregate $0.4 million related to patient-care related payments made by the SCHHS during 2013. Repayment of the $0.4 million began on March 24, 2017 in the form of a two-year note bearing interest of 5.75% per annum.

(Amounts in 000’s)
Facility	Maturity	Interest Rate (a)		March 31, 2017	December 31, 2016
Convertible debt
Issued July 2012	10/31/2017	Fixed	10.00%	$1,500	$1,500
Issued March 2015 (b) (c)	04/30/2017	Fixed	10.00%	1,000	7,700
Total				$2,500	$9,200

(a)	Represents cash interest rates as of March 31, 2017. The rates exclude amortization of deferred financing costs which range from 0.25% to 1.92% per annum.

(b)
On December 8, 2016, the Company announced the Tender Offer for any and all of the 2015 Notes at a cash purchase price equal to $1,000 per $1,000 principal amount of the 2015 Notes purchased, plus accrued and unpaid interest to, but not including, the payment date. The Tender Offer expired on January 9, 2017, and $6.7 million in aggregate principal amount of the 2015 Notes were tendered and paid on January 10, 2017.

(c)	On April 30, 2017, the remaining $1.0 million in aggregate principal amount of the 2015 Notes outstanding was repaid (see Note 17 - Subsequent Events).
Debt Covenant Compliance

As of March 31, 2017, the Company had approximately 28 credit related instruments (credit facilities, mortgage notes, bonds and other credit obligations) outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.
The table below indicates which of the Company’s credit-related instruments were not in compliance as of March 31, 2017.

Credit Facility	Balance at March 31, 2017(000's)	Subsidiary or Operator Level Covenant Requirement	Financial Covenant	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Congressional Bank - Mortgage Note - QC Property Holdings, LLC	$4,401	Operator	Minimum Fixed Charge Coverage Ratio	1.1	0.3	(a)	1.1
		Operator	Minimum Operator Occupancy	75%	70%	(a)	75%
		Operator	Minimum Operator EBITDAR (000’s)	$563	$477	(a)	$642

(a)	Waiver for violation of covenant obtained.

Scheduled Maturities
The schedule below summarizes the scheduled maturities for the twelve months ended March 31 of the respective year (not adjusted for commitments to refinance or extend the maturities of debt as noted above):

For the twelve months ended March 31,	(Amounts in 000’s) (a)
2018	$6,890
2019	6,326
2020	1,960
2021	2,064
2022	2,161
Thereafter	54,719
Subtotal	$74,120
Less: unamortized discounts	(188)
Less: deferred financing costs, net	(2,099)
Total notes and other debt	$71,833

(a)	Excludes maturities for a Loan Agreement entered into May 1, 2017 (see Note 17 - Subsequent Events - Meadowood Credit Facility).

NOTE 10. ACQUISITIONS
For information regarding the Company’s acquisitions, see Note 17 - Subsequent Events.

NOTE 11.                       DISCONTINUED OPERATIONS

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
The following table summarizes certain activity of discontinued operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Amounts in 000’s)	2017	2016
Total revenues	$—	$—
Cost of services	409	520
Interest expense, net	4	8
Net loss	(413)	(528)

NOTE 12.                       COMMON AND PREFERRED STOCK

Common and Preferred Stock Repurchase Activity

In November 2016, the Board approved two share repurchase programs (collectively, the "November 2016 Repurchase Program"), pursuant to which AdCare was authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. The November 2016 Repurchase Program succeeded the repurchase program announced on November 12, 2015 (the “November 2015 Repurchase Program”), which terminated in accordance with its terms. Share repurchases under the November 2016 Repurchase Programs could be made from time to time through open market transactions, block trades or privately negotiated transactions and were subject to market conditions, as well as corporate, regulatory and other considerations. The Company could suspend or continue the November 2016 Repurchase Program at any time and had no obligation to repurchase any amount of the common stock or the Series A Preferred Stock under such program. The November 2016 Repurchase Program was suspended in February 2017.

During the quarter ended March 31, 2016, the Company repurchased 150,000 shares of common stock pursuant to the November 2015 Repurchase Program for $0.3 million at an average purchase price of approximately $2.05 per share, exclusive of commissions and related fees. Pursuant to the November 2015 Repurchase Program, the Company was authorized to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period.

During the quarter ended March 31, 2017, the Company made no repurchases of the Series A Preferred Stock and repurchased 118,199 shares of the common stock for $0.2 million at an average price of $1.54 per share, exclusive of commissions and related fees.

Preferred Stock Offerings and Dividends

Dividends declared and paid on shares of the Series A Preferred Stock were $0.68 per share, or $1.9 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. No additional shares of the Series A Preferred Stock were issued under the Company’s At Market Issuance Sales Agreement (the “ATM”) during the quarter ended March 31, 2017. As of March 31, 2017, the Company had 2,761,535 shares of the Series A Preferred Stock issued and outstanding.

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

For historical information regarding the Series A Preferred Stock, the ATM and prior share repurchase programs, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 - Common and Preferred Stock included in the Annual Report.

NOTE 13.                       STOCK BASED COMPENSATION

For the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2017	2016
Employee compensation:
Restricted stock	$118	$246
Stock options	—	111
Warrants	60	85
Total employee stock-based compensation expense	$178	$442
Non-employee compensation:
Board restricted stock	44	26
Board stock options	12	12
Total non-employee stock-based compensation expense	$56	$38
Total stock-based compensation expense	$234	$480

Stock Incentive Plan
AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”) expires March 28, 2021 and provides for a maximum of 2,027,393 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of March 31, 2017, the number of securities remaining available for future issuance is 463,190.
In addition to the Company’s 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the three months ended March 31, 2017 and March 31, 2016, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Three Months Ended March 31,
	2017	*	2016
Dividend yield	—%		—%
Expected volatility	—%		41%
Risk-free interest rate	—%		1.43%
Expected term (in years)	n/a		5.0
* No issuances of common stock options or warrants during the current period.

Common Stock Options
The following table summarizes the Company’s common stock option activity for the three months ended March 31, 2017:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2016	355	$3.21	5.6	$—
Granted	—	$—
Forfeited	—	$—
Expired	(22)	$3.93
Outstanding, March 31, 2017	333	$3.17	4.8	$—
Vested, March 31, 2017	298	$3.08	4.5	$—
The following table summarizes the common stock options outstanding and exercisable as of March 31, 2017:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, March 31, 2017	Weighted Average Exercise Price
$1.31 - $3.99	268	4.4	$2.93	233	$2.79
$4.00 - $4.30	65	6.4	$4.12	65	$4.12
Total	333	4.8	$3.17	298	$3.08
For options unvested at March 31, 2017, $0.04 million in compensation expense will be recognized over the next 0.7 years.
Common Stock Warrants
The following table summarizes the Company’s common stock warrant activity for the three months ended March 31, 2017:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2016	1,887	$3.58	4.1	$11
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, March 31, 2017	1,887	$3.58	3.8	$6
Vested, March 31, 2017	1,604	$3.44	3.1	$6

The following table summarizes the common stock warrants outstanding and exercisable as of March 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at March 31, 2017	Weighted Average Exercise Price
$0 - $1.99	218	0.6	$1.82	218	$1.82
$2.00 - $2.99	335	1.3	$2.58	335	$2.58
$3.00 - $3.99	500	2.5	$3.59	500	$3.59
$4.00 - $4.99	811	6.4	$4.39	528	$4.23
$5.00 - $5.90	23	6.1	$5.90	23	$5.90
Total	1,887	3.8	$3.58	1,604	$3.44
For warrants unvested at March 31, 2017, $0.2 million in compensation expense will be recognized over the next 0.7 years.
Restricted Stock
The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2017:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2016	404	$2.84
Granted	—	$—
Vested	(37)	$2.14
Forfeited	(3)	$2.49
Unvested, March 31, 2017	364	$2.91
For restricted stock unvested at March 31, 2017, $0.7 million in compensation expense will be recognized over the next 2.8 years.
NOTE 14. .                      VARIABLE INTEREST ENTITIES
Non-consolidated Variable Interest Entities
Aria. On April 30, 2015, the Company entered into a lease inducement (the “Aria Lease Inducement”) with Aria Health Consulting, LLC with respect to the Aria Subleases. The Aria Lease Inducement provided for a one-time payment from the Company to Aria Health Consulting, LLC equal to $2.0 million minus the security deposits and first month’s base and special rent for all Aria Subleases. On April 30, 2015, in connection with the Aria Lease Inducement, eight of the Aria Subleases were amended to, among other things, provide that the Aria Sublessees shall, collectively, pay to the Aria Sublessors special rent in the amount of $29,500 per month payable in advance on or before the first day of each month (except for the first special rent payment, which was subtracted from the lease inducement fee paid by the Company under the Aria Lease Inducement).
On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”), for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “ HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and currently has an outstanding principal amount of $1.0 million and matured on December 31, 2016. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases. On March 1, 2017, the Company was advised that $0.8 million is available for repayment of the HAH Note in accordance with its terms. Accordingly, the Company has charged a $0.2 million bad debt expense to the Company’s unaudited consolidated statement of operations for the three months ended March 31, 2017. For further information, see Note 7 - Leases.

The Aria Lease Inducement and HAH Note entered into by the Company create a variable interest that may absorb some or all of the expected losses of the Variable Interest Entity (“VIE”). The Company does not consolidate the operating activities of the Aria

Sublessees as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

Effective February 3, 2016, each Aria Sublessor terminated the applicable Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease.

Peach Health. In connection with the Peach Health Sublease, the Company extended the Peach Line to Peach Health Sublessee in an amount of up to $1.0 million, with interest accruing on the unpaid balance under the Peach Line at a rate of 13.5% per annum. The entire principal amount due under the Peach Line, together with all accrued and unpaid interest thereunder, shall be due one year from the date of the first disbursement. The Peach Line is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Peach Health Sublessee. As of March 31, 2017, $1.0 million was outstanding on the Peach Line. For further information on the Peach Health Sublease and Peach line, see Note 7 - Leases and Note 17 - Subsequent Events.

The LOC creates a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the affiliates of Peach Health as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

NOTE 15.                       COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of March 31, 2017, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by CMS and operational (see Note 7 - Leases).

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

Professional and General Liability Claims. As of March 31, 2017, the Company was a defendant in a total of 44 professional and general liability actions commenced on behalf of former patients, of which 28 cases were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et. al. filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Three of the pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage. The actions are in various stages of discovery, and the Company intends to vigorously litigate the claims.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets of $6.0 million and $6.9 million at March 31, 2017, and December 31, 2016, respectively. The decrease in the reserve at March 31, 2017, reflects the legal and associated settlement amounts relieved from the accrual to be paid. For additional information regarding the Company’s self-insurance reserve, please see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 - Commitments and Contingencies included in the Annual Report.

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

NOTE 16.                       RELATED PARTY TRANSACTIONS

For additional information regarding the Company’s related party transactions, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 18 - Related Party Transactions included in the Annual Report.

Park City Capital
On March 31, 2015, the Company accepted a Subscription Agreement from Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, for a 2015 Note with an aggregate principal amount of $1,000,000 and, in connection therewith, issued such note to Park City Capital Offshore on April 30, 2015. The 2015 Note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering. In January 2017, the Company repurchased the $1,000,000 2015 Note held by Park City Offshore pursuant to the terms of the Tender Offer for any and all of the outstanding 2015 Notes (for a description of the Tender Offer, see Note 9 - Notes Payable and Other Debt). Mr. Fox is a an affiliate of Park City Offshore, a director of the Company since October 2013, Lead Independent Director since April 1, 2015, and a beneficial owner of greater than 5% of the outstanding common stock.
Doucet Asset Management, LLC
On June 10, 2014 and on subsequent dates, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock.
In January 2017, the Company repurchased the 2015 Notes in aggregate principal amount of $250,000 held by Mr. and Ms. Doucet pursuant to the terms of the Tender Offer for any and all of the outstanding 2015 Notes (for a description of the Tender Offer, see Note 9 - Notes Payable and Other Debt).
On January 19, 2017, Doucet Capital, LLC, Doucet Asset Management, LLC and Mr. and Ms. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of less than 5% of the common stock as a result of the 2015 Notes repurchased by the Company pursuant to the Tender Offer.
Promissory Note Issued By Brogdon
On November 10, 2016, the Company and Mr. Brogdon (a beneficial owner of greater than 5% of the outstanding common stock)agreed to further amend the promissory note issued by Mr. Brogdon on December 31, 2013 to the Company to extend its maturity date to December 31, 2017. As a condition to such amendment, Winter Haven Homes, Inc. (“Winter Haven”), an entity owned and controlled by Mr. Brogdon, has agreed to waive payment of certain charges otherwise due and owing from the Company to Winter Haven from January 1, 2016 to July 31, 2016. As of March 31, 2017, principal due and payable under the promissory note issued by Mr. Brogdon to the Company was $268,663, which has been fully allowed for in the Company’s unaudited consolidated statement of operations during the quarter ended March 31, 2017.

NOTE 17.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Acquisition and Lease of Meadowood Retirement Village

On March 8, 2017, AdCare executed a purchase and sale agreement with Meadowood Retirement Village, LLC and Meadowood Properties, LLC (the “Meadowood Purchase Agreement”) to acquire an assisted living and memory care community with 106 operational beds in Glencoe, Alabama (“the Meadowood Facility”) for $5.5 million cash. In addition, on March 21, 2017, AdCare executed a long-term lease with an affiliate of C.R. Management (the “Meadowood Operator”) to lease the facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the Meadowood Operator may exercise the lease renewal for the Meadowood Facility if its affiliate exercises the lease renewal option for Coosa Valley Health Care, a 124-bed skilled nursing facility located in Gadsden, Alabama (the Coosa Valley Facility”) ; and (v) a security deposit equal to one month of base rent. The Company completed the purchase of the Meadowood Facility on May 1, 2017 pursuant to the Meadowood Purchase Agreement, at which time the lease commenced and operations of the Meadowood Facility transferred to the Meadowood Operator.

Meadowood Credit Facility

On May 1, 2017, in connection with the Meadowood Purchase Agreement, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Meadowood Credit Facility”) with the Exchange Bank of Alabama, which provides for a $4.1 million principal amount secured credit facility maturing on May 1, 2022. Interest on the Meadowood Credit Facility accrues on the principal balance thereof at 4.5% per annum. The Meadowood Credit Facility is secured by the Meadowood Facility.

Peach Note Modification

On April 6, 2017, the Company modified certain terms of the Peach Note (pursuant to which the Company extended a $1.0 million line of credit to Peach Health in connection with the Peach Health Sublesse's securing a $2.5 million working capital loan from a third party lender (the “Peach Working Capital Facility”). Borrowings under the Peach Working Capital Facility are based on a borrowing base of eligible accounts receivable. The modifications of the Peach Note include: (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity of the loan to October 1, 2020 and adding a six month extension option by the Peach Health Sublessee assuming certain conditions precedent are met at the time of the exercise of the option; (iii) increasing the interest rate from 13.5% per annum by 1% per year; and (iv) establishing a four year amortization schedule. Payment of principal and interest under the Peach Note shall be governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed Peach Health Sublessee’s borrowings under the Peach Working Capital Facility subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio by Peach Health Sublessee).

Repayment of 2015 Notes

On April 30, 2017, the Company repaid in cash the outstanding $1.0 million in aggregate principal amount of the 2015 Notes, plus accrued and unpaid interest in accordance with the terms of such notes, and all related obligations owed under the 2015 Notes were extinguished at that time.

Amendments to Bylaws

Effective April 2, 2017, the Board amended the first sentence of Section 3.06 of the Company’s Bylaws (the “Bylaws”) to clarify that a Board committee may consist of one Board member. Prior to such amendment, the first sentence of Section 3.06 of the Bylaws read as follows: “The Board of Directors by resolution may create one or more committees and appoint members of the Board of Directors to serve on such committees at the discretion of the Board of Directors.” As a result of such amendment, the first sentence of Section 3.06 of the Bylaws now reads as follows: “The Board of Directors by resolution may create one or more committees and appoint one or more members of the Board of Directors to serve on such committees at the discretion of the Board of Directors.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of March 31, 2017, the Company owned, leased, or managed for third parties 29 facilities primarily in the Southeast (see the section entitled Acquisitions below for information regarding an additional facility acquired subsequent to March 31, 2017, which is not included in the tables below).

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related operational beds/units as of March 31, 2017:

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

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of March 31, 2017:

Operator Affiliation	Number of Facilities (1)	Beds / Units
Beacon Health Management	7	585
C.R. Management	7	830
Wellington Health Services	4	641
Peach Health Group	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	26	2,791
AdCare Managed	3	332
Total	29	3,123

(1)
Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 7 - Leases located in Part I, Item 1, of this Quarterly Report on Form 10-Q; Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report; and “Portfolio of Healthcare Investments” included in Part I, Item 1, Business included in the Annual Report.

Liquidity Overview

During the three months ended March 31, 2017, the Company generated negative cash flow from operations and anticipates positive cash flow from operations later in the current year. At March 31, 2017, we had: (i) $4.2 million in cash and cash equivalents; (ii) restricted cash of $3.8 million; and (iii) $71.8 million in indebtedness, of which the current portion is $6.9 million. This current portion is comprised of the following components: (i) convertible debt of $2.5 million; and (ii) remaining debt of approximately $4.4 million which includes senior debt - bond and mortgage indebtedness.

In November 2016, the Board approved two share repurchase programs (collectively, the "November 2016 Repurchase Program"), pursuant to which AdCare was authorized to repurchase up to 1.0 million shares of common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. The November 2016 Repurchase Program succeeded the Repurchase Program announced on November 12, 2015 (the “November 2015 Repurchase Program”), which terminated in accordance with its terms. Share repurchases under the November 2016 Repurchase Programs may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. During the quarter ended March 31, 2017, the Company made no repurchases of Series A Preferred Stock and repurchased 118,199 shares of common stock at an average purchase price of approximately $1.54 per share, exclusive of commissions and related fees, for a net disbursement of approximately $0.2 million. The Company suspended the November 2016 Repurchase Program in February 2017.

Over the next twelve months, we anticipate access to several sources of liquidity, including cash flows from operations and cash on hand. We hold routine ongoing discussions with existing lenders and potential new lenders to refinance current debt on a longer term basis and, in recent years, have refinanced shorter term acquisition debt, with traditional longer term mortgage notes, many of which have been executed under government guaranteed lending programs. We anticipate net principal disbursements of approximately $6.9 million, which includes $2.5 million of convertible debt, approximately $0.4 million of payments on shorter term vendor notes, $1.8 million of routine debt service amortization, and a $2.2 million payment of other debt which is inclusive of anticipated proceeds on refinancing of the Northwest Oklahoma facility of approximately $1.2 million. Based on the described sources of liquidity, we expect sufficient funds for our operations and scheduled debt service, at least through the next twelve months.

On a longer term basis, at March 31, 2017, the Company has approximately $13.2 million of debt maturities due over the next two year period ending March 31, 2019. These debt maturities include the aforementioned $2.5 million of convertible promissory notes, which are convertible into shares of the common stock as well as the aforementioned $1.2 million for the Northwest Oklahoma facility, in addition to $4.4 million with respect to the Quail Creek Oklahoma facility. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy our capital needs, we seek to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt or equity securities; and (iii) increase operating cash flows through acquisitions. We anticipate that these actions, if successful, will provide the opportunity to maintain our liquidity, thereby permitting the Company to better meet its operating and financing obligations. However, there is no guarantee that such actions will be successful. Our ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and Company’s 10.875% Series A Cumulative Redeemable Preferred Stock, no par value per share and liquidation preference of $25.00 per share (the “Series A Preferred Stock”), on the NYSE MKT.

For a more detailed discussion, see Note 3 - Liquidity and Profitability to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Acquisitions
On March 8, 2017, the Company executed a purchase and sale agreement with Meadowood Retirement Village, LLC and Meadowood Properties, LLC (the “Meadowood Purchase Agreement”) to acquire an assisted living and memory care community with 106 operational beds in Glencoe, Alabama (“Meadowood”) for $5.5 million cash. In addition, on March 21, 2017, the Company executed a long-term lease with an affiliate of C.R. Management (the “Meadowood Operator”) to lease the facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the tenant may exercise the lease renewal option if the affiliates tenant exercises the lease renewal option of the Coosa

Valley facility; and (v) a security deposit equal to one month of base rent. The Company completed the purchase of Meadowood on May 1, 2017 pursuant to the Meadowood Purchase Agreement, at which time the lease commenced and operations of the Meadowood facility transferred to the Meadowood Operator.

In connection with the Meadowood Purchase Agreement, on May 1, 2017, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Meadowood Credit Facility”) with the Exchange Bank of Alabama, which provides for a $4.1 million principal amount secured credit facility maturing on May 1, 2022. Interest on the Meadowood Credit Facility accrues on the principal balance thereof at 4.5% per annum. The Meadowood Credit Facility is secured by the Meadowood facility.

Divestitures
There were no divestitures for the three months ended March 31, 2017. For historical information regarding the Company’s divestitures, please see Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 - Discontinued Operations included in the Annual Report.

Critical Accounting Policies

We prepare our financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change.
For a discussion of our critical accounting policies and recent accounting pronouncements not yet adopted by the Company see Note 1 - Organization and Significant Accounting Policies to the Company's Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Results of Operations

The following table sets forth, for the periods indicated, unaudited statement of operations items and the amount and percentage of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included herein.

	Three Months Ended March 31,
(Amounts in 000’s)	2017	2016	Percent Change
Revenues:
Rental revenues	$5,775	$6,849	(15.7)%
Management fee and other revenues	360	233	54.5%
Total revenues	6,135	7,082	(13.4)%
Expenses:
Facility rent expense	2,171	2,179	(0.4)%
Depreciation and amortization	1,135	1,713	(33.7)%
General and administrative expenses	1,622	2,542	(36.2)%
Other operating expenses	555	203	NM
Total expenses	5,483	6,637	(17.4)%
Income from operations	652	445	46.5%
Other expense:
Interest expense, net	1,032	1,825	(43.5)%
Loss on extinguishment of debt	63	—	NM
Other expense	95	42	NM
Total other expense, net	1,190	1,867	(36.3)%
Income (loss) from continuing operations before income taxes	(538)	(1,422)	(62.2)%
Income tax expense	1	—	NM
Income (loss) from continuing operations	(539)	(1,422)	(62.1)%
Loss from discontinued operations, net of tax	(413)	(528)	(21.8)%
Net loss	$(952)	$(1,950)	(51.2)%

Three Months Ended March 31, 2017 and 2016

Rental Revenues—Total rental revenue decreased by $1.1 million, or 15.7%, to $5.8 million for the three months ended March 31, 2017, compared with $6.8 million for the same period in 2016. The decrease reflects the sale of the Arkansas Facilities during the three months ended December 31, 2016. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Oceanside and Jeffersonville Facilities under the Peach Health Sublease (which were recertified by CMS, in February 2017 and December 2016, respectively), the Aria Subleases (which were terminated for non-payment of rent) and the Skyline Lease (which terminated upon sale of the Arkansas Facilities), for which rental revenue is recognized based on cash amount owed, and the sublease with affiliates of New Beginnings (which terminated in connection with the bankruptcy of such entities), for which rental revenue is recognized when cash is received.
Management Fee and Other Revenues—Management fee and other revenues increased by $0.2 million, or 54.5%, to $0.4 million for the three months ended March 31, 2017, compared with $0.2 million for the same period in 2016, with a $0.1 million increase from the recognition of interest income.
Facility Rent Expense—Facility rent expense was $2.2 million for the three months ended March 31, 2017, and $2.2 million for the same period in 2016. Rent expense year over year is now comparable due to the completion of the Company's transition to a healthcare property holding and leasing company. For further information see Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Depreciation and Amortization—Depreciation and amortization decreased by $0.6 million or 33.7%, to $1.1 million for the three months ended March 31, 2017, compared with $1.7 million for the same period in 2016. The decrease is primarily due to the sale of the Arkansas Facilities during the quarter ended December 31, 2016, that were classified as held for sale beginning May 2016, with the subsequent cessation of depreciation expense.
General and Administrative—General and administrative costs decreased by $0.9 million or 36.2%, to $1.6 million for the three months ended March 31, 2017, compared with $2.5 million for the same period in 2016. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.3 million, (ii) a decrease in stock-based compensation expense of approximately $0.2 million and a decrease in legal, contract services, IT and other expenses of approximately $0.4 million.
Other Operating Expenses—Other operating expense increased by $0.4 million or 173.4%, to $0.6 million for the three months ended March 31, 2017, compared with $0.2 million for the same period in 2016. The increase is due to bad debt expenses in the current year period.
Interest Expense, Net—Interest expense, decreased by $0.8 million or 43.5% to $1.0 million for the three months ended March 31, 2017, compared with $1.8 million for the same period in 2016. Sequentially, interest expense decreased $0.5 million, or 31.6%, compared with $1.5 million in the fourth quarter of 2016. The decrease is mainly due to the repayment of $36.0 million of debt in connection with the Arkansas Facilities and the sale thereof in October 2016 and $6.7 million principal repayment of the 2015 convertible debt on January 10, 2017.
Loss on Debt Extinguishment—Loss on extinguishment of debt of $0.1 million for the three months ended March 31, 2017, was due to a pre payment penalty incurred on March 20, 2017, when mortgage indebtedness related to the Coosa Valley Facility, and Attalla Health Care, a 182-bed skilled nursing facility located in Attalla, Alabama, was reduced by $0.7 million and $0.8 million, respectively through the application of restricted cash held as collateral against such indebtedness.
Loss from Discontinued Operations—The loss from discontinued operations decreased by $0.1 million to $0.4 million for the three months ended March 31, 2017, compared with $0.5 million for the same period in 2016. The decrease is primarily due to lower bad debt expense. Current year expenses comprise legal, collection activities and bad debt.
Liquidity and Capital Resources

For information regarding the Company’s liquidity, see Note 3 - Liquidity and Profitability, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q and Liquidity Overview, to the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Table of Contents

Cash Flows
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2017	2016
Net cash provided by (used in) by operating activities - continuing operations	$749	$(941)
Net cash used in operating activities - discontinued operations	(1,051)	(639)
Net cash provided by investing activities - continuing operations	1,320	4,145
Net cash used in investing activities - discontinued operations	—	(1)
Net cash used in financing activities - continuing operations	(10,739)	(2,752)
Net cash used in financing activities - discontinued operations	(140)	(268)
Net change in cash and cash equivalents	(9,861)	(456)
Cash and cash equivalents at beginning of period	14,045	2,720
Cash and cash equivalents at end of period	$4,184	$2,264

Three Months Ended March 31, 2017

Net cash provided by operating activities—continuing operations for the three months ended March 31, 2017 was approximately $0.7 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue in excess of cash received, amortization of debt discounts and related deferred financing costs and bad debt expense) all primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $1.1 million. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims, in addition to settling legacy vendor liabilities.
Net cash provided by investing activities—continuing operations for the three months ended March 31, 2017 was approximately $1.3 million. This is the result of a net decrease in restricted cash deposits of approximately $1.6 million partially off-set by capital expenditures of $0.3 million on building improvements for the facility located in Tybee Island, Georgia (the “Oceanside Facility”) and the facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”) to assist with the sublessee in connection with recertification efforts.
Net cash used in financing activities—continuing operations was approximately $10.7 million for the three months ended March 31, 2017. This is primarily the result of repayments of $6.7 million of convertible debt, $2.0 million of other existing debt obligations and $2.0 million payment of preferred stock dividends.
Three Months Ended March 31, 2016

Net cash used in operating activities—continuing operations for the three months ended March 31, 2016 was $0.9 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue in excess of cash received, and amortization of debt discounts and related deferred financing costs) primarily the result of routine operating activity. Net cash used in operating activities—discontinued operations was approximately $0.6 million.
Net cash provided by investing activities—continuing operations for the three months ended March 31, 2016 was approximately $4.1 million. This is primarily the result of a net increase in restricted cash deposits of approximately $3.8 million and proceeds from sale of property and equipment of approximately $0.3 million.
Net cash used in financing activities—continuing operations was approximately $2.8 million for the three months ended March 31, 2016. This is primarily the result of repayments of existing debt obligations of approximately $4.5 million, payments of dividends of approximately $1.8 million, and the repurchase of outstanding shares of the common stock of approximately $0.3 million. These uses were offset by net cash proceeds received from issuances of shares of the Series A Preferred Stock and additional debt borrowings of approximately $3.7 million and $0.2 million, respectively. Net cash used in financing activities—discontinued operations was approximately $0.3 million.

Notes Payable and Other Debt

For information regarding the Company’s debt financings, please refer to Note 9 - Notes Payable and Other Debt, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q; and Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 - Notes Payable and Other Debt included in the Annual Report.

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

Accounts receivable, net totaled $2.3 million at March 31, 2017 and $2.4 million at December 31, 2016 of which $0.9 million and $0.9 million, respectively, related to patient care receivables from our legacy operations.
The allowance for doubtful accounts was $6.7 million and $7.5 million at March 31, 2017 and December 31, 2016, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Operating Leases
For information regarding the Company’s operating leases, please refer to Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q, and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Disclosure in response to Item 3. of Form 10-Q is not required to be provided by smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, our Chief Executive and Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

See Part I, Item 3, Legal Proceedings included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a description of all significant legal proceedings.

Item 1A.  Risk Factors.

For a detailed description of certain risk factors that could affect our business, operations and financial condition, see Part I, “Item 1A. Risk Factors” of the Annual Report. The risk factors described in the Annual Report (“Risk Factors”) do not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. The Risk Factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because the Risk Factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock and Series A Preferred Stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information for the three months ended March 31, 2017 of repurchases of the common stock:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Common Stock
January 1, 2017 - January 31, 2017 (1)	116,684	$1.54	116,684	714,300
February 1, 2017 - February 28, 2017	—	$—	—	714,300
March 1, 2017 - March 31, 2017 (2)	1,515	$1.61	1,515	712,785
Total	118,199	$1.54	118,199	712,785
(1)On November 14, 2016, the Company announced that the Board authorized two share repurchase programs, pursuant to which the Company is authorized to repurchase up to 1.0 million shares of common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period, expiring on November 10, 2017. Share repurchases may be made from time to time through open market transactions, block trades or privately negotiated transactions and are subject to market conditions, as well as corporate, regulatory and other considerations. The repurchase programs may be suspended or discontinued at any time. In February 2017, the Company suspended the repurchase programs.

(2)On January 10, 2017, the Company agreed to a private repurchase of a previous employee’s vested restricted stock, which occurred in March 2017, in connection with a consulting agreement.
For further information see Note 12 - Common and Preferred Stock to our Consolidated Financial Statements included in Part II, Item 8., "Financial Statements".

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Table of Contents

On May 1, 2017, in connection with the Meadowood Purchase Agreement, a wholly-owned subsidiary of the Company entered into the Meadowood Credit Facility with the Exchange Bank of Alabama, which provides for a $4.1 million principal amount secured credit facility maturing on May 1, 2022. Interest on the Meadowood Credit Facility accrues on the principal balance thereof at 4.5% per annum. The Meadowood Credit Facility is secured by the Meadowood facility.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Asset Purchase Agreement, dated March 8, 2017, by and between Meadowood Retirement Village, LLC, and Meadowood Properties, LLC, and AdCare Health Systems, Inc.	Filed herewith
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 13, 2015
3.9	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on May 28, 2015	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015
3.10	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on December 11, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2015
3.11	Amendment No. 2 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 14, 2015
3.12	Amendment No. 3 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016
4.1	Specimen Common Stock Certificate of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
4.2*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.8	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)
4.9	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.10
Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015
Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.11	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008
4.12	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.13	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.14	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
4.15	Amendment to Subordinated Convertible Note Issued March 31, 2015, dated July 30, 2015, by and between AdCare Health Systems, Inc., and Cantone Asset Management, LLC and Cantone Research, Inc.	Incorporated by reference to Exhibit 10.105 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.1	Lease Agreement, dated March 22, 2017, by and between Meadowood Property Holdings, LLC and CRM of Meadowood, LLC	Filed herewith
10.2	Amendment to Promissory Note, dated April 7, 2017, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc.	Filed herewith
10.3	Loan Agreement, dated May 1, 2017, between Meadowood Property Holdings, LLC and the Exchange Bank of Alabama in the original amount of $4.1 million	Filed herewith
10.4	Guaranty Agreement, dated April 6, 2017, executed by AdCare Health Systems, Inc in favor of CONGRESSIONAL BANK, a Maryland chartered commercial bank	Filed herewith
31.1	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited); (iii) Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2017 (unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).
Filed herewith
* Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	May 15, 2017	/s/ Allan J. Rimland
Allan J. Rimland
Chief Executive Officer, Chief Financial Officer, President and Corporate Secretary (Principal Executive and Financial Officer)

Date:	May 15, 2017	/s/ E. Clinton Cain
E. Clinton Cain
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)