Form 10-Q
period 2017-06-30
ADCARE HEALTH SYSTEMS, INC
filed 2017-08-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
 As of July 31, 2017:  19,762,036 shares of common stock, no par value, were outstanding.

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

Part I.  Financial Information
Item 1.  Financial Statements
ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,001	$14,045
Restricted cash	1,361	1,600
Accounts receivable, net of allowance of $4,267 and $7,529, respectively	1,496	2,429
Prepaid expenses and other	1,554	2,395
Total current assets	6,412	20,469
Restricted cash and investments	2,308	3,864
Property and equipment, net	83,227	79,168
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	2,420	2,754
Goodwill	2,105	2,105
Lease deposits	911	1,411
Other assets	9,398	7,244
Total assets	$109,252	$119,486
LIABILITIES AND DEFICIT
Current liabilities:
Current portion of notes payable and other debt	$2,639	$4,018
Current portion of convertible debt, net	1,494	9,136
Accounts payable	3,555	3,037
Accrued expenses and other	7,935	9,077
Total current liabilities	15,623	25,268
Notes payable and other debt, net of current portion:
Senior debt, net	62,887	60,189
Bonds, net	6,529	6,586
Other debt, net	628	41
Other liabilities	3,627	3,677
Deferred tax liabilities	226	226
Total liabilities	89,520	95,987
Commitments and contingencies (Note 15)
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 2,762 shares issued and outstanding, redemption amount $70,288 and $69,038 at June 30, 2017 and December 31, 2016, respectively	62,434	61,446
Stockholders’ deficit:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,762 and 19,927 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	61,610	61,643
Accumulated deficit	(104,312)	(99,590)
Total stockholders’ deficit	(42,702)	(37,947)
Total liabilities and stockholders’ deficit	$109,252	$119,486

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$5,945	$6,890	$11,720	$13,739
Management fee and other revenues	359	274	719	507
Total revenues	6,304	7,164	12,439	14,246

Expenses:
Facility rent expense	2,170	2,168	4,341	4,347
Depreciation and amortization	1,171	1,339	2,306	3,052
General and administrative expense	822	2,135	2,444	4,677
Other operating expenses	323	969	878	1,172
Total expenses	4,486	6,611	9,969	13,248

Income from operations	1,818	553	2,470	998

Other expense:
Interest expense, net	1,006	1,751	2,038	3,576
Loss on extinguishment of debt	—	—	63	—
Other expense	188	9	283	51
Total other expense, net	1,194	1,760	2,384	3,627

Income (loss) from continuing operations before income taxes	624	(1,207)	86	(2,629)
Income tax expense	—	—	1	—
Income (loss) from continuing operations	624	(1,207)	85	(2,629)

Loss from discontinued operations, net of tax	(604)	(3,775)	(1,017)	(4,303)
Net income (loss)	20	(4,982)	(932)	(6,932)

Preferred stock dividends	1,912	1,801	3,790	3,578
Net loss attributable to AdCare Health Systems, Inc. common stockholders	$(1,892)	$(6,783)	$(4,722)	$(10,510)

Net loss per share of common stock attributable to AdCare Health Systems, Inc.
Basic and diluted:
Continuing operations	$(0.07)	$(0.15)	$(0.19)	$(0.31)
Discontinued operations	(0.03)	(0.19)	(0.05)	(0.22)
	$(0.10)	$(0.34)	$(0.24)	$(0.53)

Weighted average shares of common stock outstanding:
Basic and diluted	19,766	19,907	19,795	19,896

 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Amounts in 000’s)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2016	19,927	$61,643	$(99,590)	$(37,947)

Stock-based compensation	—	154	—	154

Common stock repurchase program	(118)	(187)	—	(187)

Issuance of restricted stock, net of forfeitures	(47)	—	—	—

Preferred stock dividends	—	—	(3,790)	(3,790)

Net loss	—	—	(932)	(932)
Balances, June 30, 2017	19,762	$61,610	$(104,312)	$(42,702)

See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in 000’s)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(932)	$(6,932)
Loss from discontinued operations, net of tax	1,017	4,303
Income (loss) from continuing operations	85	(2,629)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,306	3,052
Stock-based compensation expense	154	720
Rent expense in excess of cash paid	310	409
Rent revenue in excess of cash received	(1,502)	(1,344)
Amortization of deferred financing costs	166	433
Amortization of debt discounts and premiums	7	7
Bad debt expense	455	—
Changes in operating assets and liabilities:
Accounts receivable	176	(244)
Prepaid expenses and other	27	1,251
Other assets	(101)	30
Accounts payable and accrued expenses	384	(16)
Other liabilities	138	620
Net cash provided by operating activities - continuing operations	2,605	2,289
Net cash used in operating activities - discontinued operations	(933)	(2,252)
Net cash provided by operating activities	1,672	37

Cash flows from investing activities:
Change in restricted cash	1,795	4,774
Purchase of real estate, net	(1,375)	—
Purchase of property and equipment	(534)	(44)
Proceeds from the sale of property and equipment	—	1,372
Earnest money deposit	—	1,000
Net cash (used in) provided by investing activities - continuing operations	(114)	7,102
Net cash used in investing activities - discontinued operations	—	(1)
Net cash (used in) provided by investing activities	(114)	7,101

Cash flows from financing activities:
Proceeds from debt	—	203
Repayment on notes payable	(2,512)	(6,646)
Repayment on bonds payable	(90)	(85)
Repayment of convertible debt	(7,700)	—
Debt issuance costs	—	(67)
Proceeds from preferred stock issuances, net	989	4,547
Repurchase of common stock	(187)	(312)
Dividends paid on preferred stock	(3,790)	(3,578)
Net cash used in financing activities - continuing operations	(13,290)	(5,938)
Net cash used in financing activities - discontinued operations	(312)	(671)
Net cash used in financing activities	(13,602)	(6,609)
Net change in cash and cash equivalents	(12,044)	529
Cash and cash equivalents, beginning	14,045	2,720
Cash and cash equivalents, ending	$2,001	$3,249

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in 000’s)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$1,889	$3,213
Supplemental disclosure of non-cash activities:
Non-cash proceeds from debt to purchase real estate	$4,125	$—
Surrender of security deposit	$500	$—
Non-cash proceeds from vendor-financed insurance	$198	$—
Non-cash proceeds from financing of South Carolina Medicaid audit repayment	$385	$—
 See accompanying notes to unaudited consolidated financial statements

ADCARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

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

As of June 30, 2017, the Company owns, leases, or manages 30 facilities, which are located primarily in the Southeast. Of the 30 facilities, the Company: (i) leased 14 owned facilities and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 - Leases herein and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases in the Annual Report for a more detailed description of the Company’s leases).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2016, included in the Annual Report.
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

Management Fee Revenue and Other. The Company recognizes management fee revenues as services are provided. Further, the Company recognizes income from lease inducement receivables and interest income from loans and investments, using the effective interest method when collectibility is reasonably assured. We apply the effective interest method on a loan-by-loan basis.

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

As of June 30, 2017 and December 31, 2016, the Company allowed for approximately $4.3 million and $7.5 million, respectively, of gross patient care related receivables arising from our legacy operations. Allowance for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully allowed at June 30, 2017 and December 31, 2016. Accounts receivable, net totaled $1.5 million at June 30, 2017 and $2.4 million at December 31, 2016, of which $0.2 million and $0.9 million, respectively, related to patient care receivables from our legacy operations.
Self-Insurance
The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations during 2014 and 2015 (see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 - Commitments and Contingencies in the Annual Report for more information). The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions; and (v) the venues in which the actions have been filed or will be adjudicated. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions accordingly. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the legal costs actually incurred in litigating the pending actions. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved (see Note 8 - Accrued Expenses).
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

Adopted Standards

On April 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We are applying ASU 2017-01 prospectively for acquisitions after April 1, 2017. Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the cost of the businesses (or assets) acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Intangibles primarily include certificates of need ("CON") but could include value of in-place leases and acquired lease contracts. For an asset acquisition, the cost of the acquisition is allocated to the assets and liabilities acquired on a relative fair value basis and no goodwill is recognized. We estimate the fair value of assets in accordance with FASB Accounting Standards Codification (“ASC”) 805 and ASC 820. The fair value is estimated under market conditions observed at the time of the measurement date and depreciated over the remaining life of the assets.

In March 2016, the FASB issued ASU 2016-09, with the intention to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The various amendments within the standard require different approaches to adoption, on a retrospective, modified retrospective or prospective basis. The Company adopted the various amendments in its consolidated financial statements for the three month period ending March 31, 2017 with an effective date of January 1, 2017. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB accounting pronouncements and ASU interpretations that have effectiveness dates during the periods reported and in future periods.

In May 2014, the FASB issued ASU 2014-09, which requires revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The new guidance does not affect the recognition of revenue from leases. In August 2015, the FASB delayed the effective date of ASU 2014-09 by one year and subsequently amended the new revenue standard under ASU 2016-10 and ASU 2016-12 in April and May 2016, respectively. ASU 2016-10 provides additional guidance for identifying performance obligations and licenses of intellectual property, and ASU 2016-12 clarifies guidance regarding collectibility, noncash considerations and completed contracts at transition. These new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is continuing to evaluate the impact of this guidance on the Company’s consolidated financial condition, results of operations and cash flows. As our main revenue stream is lease revenues, the Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, as a comprehensive new lease standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance, ASC 840, Leases. ASU 2016-02 creates a new Topic, ASC 842, Leases. This new Topic retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

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

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options and warrants are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three and six months ended June 30, 2017 and 2016, approximately 2.4 million and 4.5 million shares, respectively, of potentially dilutive securities were excluded from the diluted income (loss) per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net loss for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s, except per share data)	2017	2016	2017	2016
Numerator:
Income (loss) from continuing operations	$624	$(1,207)	$85	$(2,629)
Preferred stock dividends	1,912	1,801	3,790	3,578
Basic and diluted loss from continuing operations	(1,288)	(3,008)	(3,705)	(6,207)

Loss from discontinued operations, net of tax	(604)	(3,775)	(1,017)	(4,303)
Net loss attributable to AdCare Health Systems, Inc. common stockholders	$(1,892)	$(6,783)	$(4,722)	$(10,510)

Denominator:
Basic - weighted average shares	19,766	19,907	19,795	19,896
Diluted - adjusted weighted average shares (a)	19,766	19,907	19,795	19,896

Basic and diluted loss per share:
Loss from continuing operations attributable to AdCare	$(0.07)	$(0.15)	$(0.19)	$(0.31)
Loss from discontinued operations	(0.03)	(0.19)	(0.05)	(0.22)
Loss attributable to AdCare Health Systems, Inc. common stockholders	$(0.10)	$(0.34)	$(0.24)	$(0.53)

(a) Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	June 30,
(Share amounts in 000’s)	2017	2016
Stock options	245	355
Warrants - employee	1,350	1,559
Warrants - non employee	437	437
Shares issuable upon conversion of convertible debt	353	2,165
Total anti-dilutive securities	2,385	4,516

NOTE 3.                          LIQUIDITY AND PROFITABILITY

Sources of Liquidity

The Company continues to undertake measures to grow its operations and to reduce its expenses by: (i) increasing future lease revenue through acquisitions and investments in its existing properties; (ii) modifying the terms of existing leases; (iii) refinancing or repaying debt to reduce interest costs and mandatory principal repayments; and (iv) reducing general and administrative expenses.

At June 30, 2017, the Company had $2.0 million in cash and cash equivalents as well as restricted cash and investments of $3.7 million. In addition, management anticipates access to several sources of liquidity, including cash flows from operations and cash on hand. Management holds routine ongoing discussions with existing lenders and potential new lenders to refinance current debt on a longer term basis and, in recent years, has refinanced shorter term acquisition debt, with traditional longer term mortgage notes, many of which have been executed under government guaranteed lending programs. Historically, the Company has raised capital through other sources, including issuances of preferred stock and convertible debt.

On May 27, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with JMP Securities LLC to sell, from time to time, shares of the Company’s 10.875% Series A Cumulative Redeemable Preferred Stock, (the “Series A Preferred Stock”), having an aggregate offering price of up to $4,618,472 through an “at-the-market” offering program (the “ATM”). From the inception of the ATM through June 30, 2017, the Company sold 50,000 shares of the Series A Preferred Stock generating net proceeds of approximately $1.0 million, (see Note 12 - Common and Preferred Stock). No shares of Series A Preferred Stock were sold under the ATM since June 30, 2017. On August 2, 2017 the Company terminated the Sales Agreement and discontinued sales under the ATM. Management anticipates renewing its at-the-market offering program with respect to sales of Series A Preferred Stock as a source of liquidity over the next twelve months.

On July 31, 2017, the Company extended the maturity date of a $1.2 million credit facility entered into in December 2012 between a certain wholly-owned subsidiary of the Company and the First Commercial bank associated with its Northwest Oklahoma facility (the “Northwest Credit Facility”) from December 31, 2017 to July 31, 2020.

On August 11, 2017, the Company extended the maturity date of the credit facilities entered into in April 2015, with respect to an aggregate of $0.5 million of indebtedness between certain wholly-owned subsidiaries of the Company and the KeyBank National Association (the “Key Bank Credit Facility”), from October 17, 2017 to August 2, 2019.

Beginning in the fourth quarter of 2017, the Company expects to receive full rent with respect to the facilities (the “Peach Facilities”) subleased by a subsidiary of the Company (“ADK”) to affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”). Prior thereto the Peach Facilities were subleased to affiliates of New Beginnings Care, LLC (“New Beginnings”) prior to the bankruptcy of New Beginnings and are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”). Rent for the Savannah Beach Facility, the Oceanside Facility, and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; but such rent was only $1 per month for the Oceanside Facility and Jeffersonville Facility until the date such facilities were recertified by the Centers for Medicare and Medicaid Services (“CMS”) or April 1, 2017, whichever occurred first (the “Rent Commencement Date”). The Oceanside Facility and Jeffersonville Facility were recertified by CMS in February 2017 and December 2016, respectively. Furthermore, with respect to the Oceanside Facility and Jeffersonville Facility, Peach Health Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%.

On September 19, 2016, the Company obtained an option to extend the maturity date, subject to customary conditions, of a $4.4 million credit facility entered into in September 2013 between a certain wholly-owned subsidiary of the Company and Housing & Healthcare Funding, LLC (the "Quail Creek Credit Facility") from September 2017 to September 2018, which option management intends to exercise. On August 10, 2017, the Company extended the maturity date of the Quail Creek Credit Facility to December 31, 2017 and retains the option to further extend the maturity date of such credit facility to September 2018. There is no assurance that we will be able to refinance or further extend the maturity date of this credit facility on terms that are favorable to the Company or at all.

Cash Requirements

At June 30, 2017, the Company had $74.2 million in indebtedness of which the current portion is $4.1 million. The current portion is comprised of the following components: (i) convertible debt of $1.5 million; and (ii) other debt of approximately $2.6 million which includes senior debt - bond and mortgage indebtedness (for a complete listing of our debt, see Note 9 - Notes Payable and Other Debt).

The Company anticipates net principal disbursements, over the next twelve months, of approximately $4.1 million, which includes $1.5 million of convertible debt, approximately $0.3 million of payments on shorter term vendor notes, $1.9 million of routine debt service amortization, and a $0.4 million payment of other debt. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at June 30, 2017, the Company had approximately $10.5 million of debt maturities due over the two-year period ending June 30, 2019. These debt maturities include the aforementioned $1.5 million of convertible promissory notes, which are convertible into shares of the common stock in addition to $4.4 million with respect to the Quail Creek Credit Facility. The Company believes its long-term liquidity needs will be satisfied by cash flows from operations, cash on hand, borrowings as required to refinance indebtedness as well as other sources, including issuances of preferred stock and convertible debt.

The Company is a defendant in a total of 41 professional and general liability cases. The claims generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets, of $6.1 million and $6.9 million at June 30, 2017, and December 31, 2016, respectively. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions, which are expected to be paid over time as litigation continues. The duration of such legal proceedings could be greater than one year subsequent to the period ended June 30, 2017; however, management cannot reliably estimate the exact timing of payments. The Company expects to fund litigation and potential indemnity costs through cash on hand as well as other sources as described above.

During the three months ended June 30, 2017, the Company generated positive cash flow from operations and anticipates positive cash flow from operations through the remainder of the current year. In order to satisfy the Company’s capital needs, the Company seeks to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt or equity securities; and (iii) increase operating cash flows through acquisitions. The Company anticipates that these actions, if successful, will provide the opportunity to maintain its liquidity, thereby permitting the Company to better meet its operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful. Management’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American, formerly known as the NYSE MKT.

NOTE 4.                          RESTRICTED CASH AND INVESTMENTS

The following presents the Company's restricted cash, escrow deposits and investments:

(Amounts in 000’s)	June 30, 2017	December 31, 2016
Cash collateral	$16	$260
Replacement reserves	765	811
Escrow deposits	580	529
Total current portion	1,361	1,600

Restricted investments for other debt obligations and certificates of deposit	467	2,274
HUD and other replacement reserves	1,841	1,590
Total noncurrent portion	2,308	3,864
Total restricted cash and investments	$3,669	$5,464
Cash collateral—In securing mortgage financing from certain lending institutions, the Company and certain of its wholly-owned subsidiaries are required to deposit cash to be held as collateral in accordance with the terms of such loan agreements.
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
NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2017	December 31, 2016
Buildings and improvements	5-40	$89,829	$84,108
Equipment and computer related	2-10	10,863	12,286
Land	—	4,091	3,988
Construction in process	—	73	602
		104,856	100,984
Less: accumulated depreciation and amortization		(21,629)	(21,816)
Property and equipment, net		$83,227	$79,168

On May 1, 2017, the Company completed the acquisition of an assisted living and memory care community with 106 operational beds in Glencoe, Alabama (“the Meadowood Facility”) from Meadowood Retirement Village, LLC and Meadowood Properties, LLC (see Note 10 - Acquisitions).
Buildings and improvements includes the capitalization of costs incurred for the respective CON’s. For additional information on the CON amortization, see Note 6 - Intangible Assets and Goodwill.

The following table summarizes total depreciation and amortization for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2017	2016	2017	2016
Depreciation	$832	$961	$1,629	$2,214
Amortization	339	378	677	838
Total depreciation and amortization	$1,171	$1,339	$2,306	$3,052

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	CON (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2016
Gross	$22,811	$2,471	$6,881	$32,163
Accumulated amortization	(3,483)	—	(4,127)	(7,610)
Net carrying amount	$19,328	$2,471	$2,754	$24,553

Amortization expense	(343)	—	(334)	(677)

Balances, June 30, 2017
Gross	22,811	2,471	6,881	32,163
Accumulated amortization	(3,826)	—	(4,461)	(8,287)
Net carrying amount	$18,985	$2,471	$2,420	$23,876

The following table summarizes total amortization for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2017	2016	2017	2016
CON	$172	$212	$343	$505
Lease rights	167	166	334	333
Total amortization	$339	$378	$677	$838

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2017(a)	$346	$333
2018	692	667
2019	692	667
2020	692	482
2021	692	203
Thereafter	16,171	68
Total expected amortization expense	$19,285	$2,420
 (a) Estimated amortization expense for the year ending December 31, 2017, includes only amortization to be recorded after June 30, 2017.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	June 30, 2017	December 31, 2016
Goodwill	$2,945	$2,945
Accumulated impairment losses	(840)	(840)
Net carrying amount	$2,105	$2,105

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

As of June 30, 2017, the Company is in compliance with all operating lease financial covenants.
Future Minimum Lease Payments
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)
2017 (a)	$4,122
2018	8,331
2019	8,492
2020	8,671
2021	8,830
Thereafter	46,456
Total	$84,902
(a) Estimated minimum lease payments for the year ending December 31, 2017 include only payments to be recorded after June 30, 2017.
Leased and Subleased Facilities to Third-Party Operators
The Company leases or subleases 27 facilities (16 owned by the Company and 11 leased to the Company) to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.
Peach Health. On June 18, 2016, ADK entered into a master sublease agreement (the “Peach Health Sublease”) with Peach Health Sublessee, providing that Peach Health Sublessee would take possession of and operate the Peach Facilities as subtenant. The Jeffersonville Facility and the Oceanside Facility were previously decertified by CMS in February and May 2016, respectively, for deficiencies related to the operations and maintenance of the facility while operated by the previous sublessee (see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report for additional information). The Jeffersonville Facility and the Oceanside Facility were recertified by CMS as of December 20, 2016 and February 7, 2017, respectively, which are the Rent Commencement Dates for such facilities.

The Peach Health Sublease became effective for the Jeffersonville Facility on June 18, 2016, and for the Savannah Beach Facility and the Oceanside Facility on July 13, 2016 (the date on which ADK accepted possession of the facilities from the previous sublessee). The Peach Health Sublease is structured as a triple net lease, except that ADK assumes responsibility for the cost of certain deferred maintenance at the Savannah Beach Facility and capital improvements that may be necessary for the Oceanside Facility and the Jeffersonville Facility in connection with recertification by CMS. Rent for the Savannah Beach Facility, the Oceanside Facility and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; provided, however, that rent was only $1 per month for the Oceanside Facility and the Jeffersonville Facility until the respective Rent Commencement Dates. In addition, for the Oceanside Facility and the Jeffersonville Facility, Peach Health Sublessee is entitled to three months of $1 per month rent following the respective Rent Commencement Dates and, following such three-month period, five months of rent discounted by 50%. The annual rent for each of the Peach Facilities will escalate at a rate of 3% each year pursuant to the Peach Health Sublease, and the term of the Peach Health Sublease for all three Peach Facilities expires on August 31, 2027.

In connection with the Peach Health Sublease, the Company extended a line of credit to the Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with interest accruing on the unpaid balance under the Peach Line at a starting interest rate of 13.5%, increasing by 1% per annum. The entire principal amount due under the Peach Line, together with all accrued and unpaid interest thereunder, was due one year from the date of the first disbursement. The Peach Line is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Peach Health Sublessee.

On April 6, 2017, the Company modified certain terms of the Peach Line in connection with the Peach Health Sublessee's securing a $2.5 million working capital loan from a third party lender (the “Peach Working Capital Facility”). Borrowings under the Peach Working Capital Facility are based on a borrowing base of eligible accounts receivable. The modifications of the Peach Line include: (i) reducing the loan balance to $0.8 million and restricting further borrowings, hereinafter referred to as (the “Peach Note”); (ii) extending the maturity of the loan to October 1, 2020 and adding a six month extension option by the Peach Health Sublessee, assuming certain conditions precedent are met at the time of the exercise of the option; (iii) increasing the interest rate from 13.5% per annum by 1% per year; and (iv) establishing a four year amortization schedule. Payment of principal and interest under the Peach Note shall be governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed Peach Health Sublessee’s borrowings under the Peach Working Capital Facility subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio by Peach Health Sublessee).

At June 30, 2017, there was a $0.9 million outstanding balance on the Peach Note.

Arkansas Leases and Facilities. Until February 3, 2016, the Company subleased through its subsidiaries (the “Aria Sublessors”) nine facilities located in Arkansas (collectively, the “Arkansas Facilities”) to affiliates (the “Aria Sublessees”) of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Effective February 3, 2016, the Company terminated each Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease. From February 5, 2016 to October 6, 2016, nine wholly-owned subsidiaries of the Company (each, a “Skyline Lessor”) leased the Arkansas Facilities to Skyline Healthcare LLC (“Skyline”), or an affiliate of Skyline (the “Skyline Lessee”), pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”). The term of the Skyline Lease commenced on April 1, 2016. In connection with the Skyline Lease, the Skyline Lessors entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which Mr. Schwartz, or an entity designated by Mr. Schwartz (the “Purchaser”), had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, consisting of cash consideration in the amount of $52.0 million and a promissory note with a principal amount of $3.0 million. The Company completed the sale of the Arkansas Facilities to the Purchaser on October 6, 2016. For further information see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report).

Meadowood. On March 8, 2017, AdCare executed a purchase and sale agreement with Meadowood Retirement Village, LLC and Meadowood Properties, LLC (the “Meadowood Purchase Agreement”) to acquire the Meadowood Facility for $5.5 million cash. On March 21, 2017, AdCare executed a long-term lease with an affiliate of C.R. Management (the “Meadowood Operator”) to lease the Meadowood Facility effective on May 1, 2017. For further information, see Note 10 - Acquisitions.

Future minimum lease receivables from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2017 (a)	$10,816
2018	22,281
2019	22,764
2020	23,299
2021	23,886
Thereafter	136,813
Total	$239,859
(a) Estimated minimum lease receivables for the year ending December 31, 2017, include only payments to be received after June 30, 2017.

For further details regarding the Company’s leased and subleased facilities to third-party operators, see Note 10 - Acquisitions below and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report.

NOTE 8.                          ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	June 30, 2017	December 31, 2016
Accrued employee benefits and payroll-related	$384	$442
Real estate and other taxes	436	557
Self-insured reserve (1)	6,100	6,924
Accrued interest	248	251
Other accrued expenses	767	903
Total accrued expenses and other	$7,935	$9,077

(1)
The Company self-insures against professional and general liability cases and uses a third party administrator and outside counsel to manage and defend the claims. The decrease in the reserve at June 30, 2017 primarily reflects the legal and associated settlement amounts paid (see Note 15 - Commitments and Contingencies).

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 - Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.
Notes payable and other debt consists of the following:

(Amounts in 000’s)	June 30, 2017	December 31, 2016
Senior debt—guaranteed by HUD	$34,087	$34,473
Senior debt—guaranteed by USDA (a)	20,640	22,518
Senior debt—guaranteed by SBA (b)	2,264	2,319
Senior debt—bonds	7,055	7,145
Senior debt—other mortgage indebtedness	9,651	5,639
Other debt	1,254	1,063
Convertible debt	1,500	9,200
Subtotal	76,451	82,357
Deferred financing costs, net	(2,090)	(2,196)
Unamortized discount on bonds	(184)	(191)
Total debt	74,177	79,970
Less: current portion of debt	4,133	13,154
Notes payable and other debt, net of current portion	$70,044	$66,816

(a)	U.S. Department of Agriculture (“USDA”)

(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2017	December 31, 2016
Senior debt - guaranteed by HUD
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,382	$1,434
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,159	2,191
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,391	5,447
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,371	8,457
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,276	7,352
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,684	3,723
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,824	5,869
Total					$34,087	$34,473

Senior debt - guaranteed by USDA (b)
Attalla	Metro City	09/30/2035	Prime + 1.50%	5.50%	$6,272	$7,189
Coosa	Metro City	09/30/2035	Prime + 1.50%	5.50%	5,655	6,483
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,322	4,384
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,391	4,462
Total					$20,640	$22,518

Senior debt - guaranteed by SBA
College Park	CDC	10/01/2031	Fixed	2.81%	$1,567	$1,611
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	697	708
Total					$2,264	$2,319

(a)
Represents cash interest rates as of June 30, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 0.53% per annum.

(b)
For the four skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 3% to 5% through 2017, which decline 1% each year capped at 1% for the remainder of the term.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2017	December 31, 2016
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,610	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	445	535
Total					$7,055	$7,145

(a)	Represents cash interest rates as of June 30, 2017. The rates exclude amortization of deferred financing of approximately 0.26% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2017	December 31, 2016
Senior debt - other mortgage indebtedness
Quail Creek (b)	Congressional Bank	12/31/2017	LIBOR + 4.75%	5.75%	4,371	4,432
Northwest (c)	First Commercial	07/31/2020	Prime	5.00%	1,165	1,207
Meadowood (d)	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	4,115	—
Total					$9,651	$5,639

(a)
Represents cash interest rates as of June 30, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.00% to 0.86% per annum.

(b)
On September 19, 2016, the Company obtained an option to extend the maturity date, subject to customary conditions, of the Quail Creek Credit Facility from September 2017 to September 2018, which management intends to exercise. On August 10, 2017, the Company extended the maturity date of the Quail Creek Credit Facility to December 31, 2017 and retains the option to further extend the maturity date of such credit facility to September 2018.

(c)	On July 31, 2017, the Company extended the maturity date of the Northwest Credit Facility from December 2017 to July 31, 2020.

(d)
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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		June 30, 2017	December 31, 2016
Other debt
First Insurance Funding	02/28/2018	Fixed	4.24%	$140	$20
Key Bank (a)	08/02/2019	Fixed	0.00%	496	496
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	295	547
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	323	—
Total				$1,254	$1,063

(a)	On August 11, 2017, the Company extended the maturity date of the Key Bank Credit Facility from October 17, 2017 to August 2, 2019.

(b)
On February 21, 2017, the South Carolina Department of Health and Human Services (“SCHHS”) issued fiscal year 2013 Medicaid audit reports for two facilities operated by the Company during 2013. In the fiscal year 2013 Medicaid audit reports, it was determined that the Company owes an aggregate $0.4 million related to patient-care related payments made by the SCHHS during 2013. Repayment of the $0.4 million began on March 24, 2017 in the form of a two-year note bearing interest of 5.75% per annum.

(Amounts in 000’s)
Facility	Maturity	Interest Rate (a)		June 30, 2017	December 31, 2016
Convertible debt
Issued July 2012	10/31/2017	Fixed	10.00%	$1,500	$1,500
Issued March 2015 (b)	04/30/2017	Fixed	10.00%	—	7,700
Total				$1,500	$9,200

(a)	Represents cash interest rates as of June 30, 2017. The rates exclude amortization of deferred financing costs which range from 0.25% to 1.92% per annum.

(b)
On December 8, 2016, the Company announced a tender offer (the “Tender Offer”) for any and all of the Company’s 10% convertible subordinated notes due April 30, 2017 (the “2015 Notes”) at a cash purchase price equal to $1,000 per $1,000 principal amount of the 2015 Notes purchased, plus accrued and unpaid interest to, but not including, the payment date. The Tender Offer expired on January 9, 2017, and $6.7 million in aggregate principal amount of the 2015 Notes were tendered and paid on January 10, 2017. On April 30, 2017, the remaining $1.0 million in aggregate principal amount of the 2015 Notes outstanding was repaid plus accrued and unpaid interest in accordance with the terms of such notes, and all related obligations owed under the 2015 Notes were extinguished at that time.

Debt Covenant Compliance

As of June 30, 2017, the Company had approximately 28 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.
The table below indicates which of the Company’s credit-related instruments were not in compliance as of June 30, 2017.

Credit Facility	Balance at June 30, 2017(000's)	Subsidiary or Operator Level Covenant Requirement	Financial Covenant	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved		Future Financial Covenant Metric Required
Congressional Bank - Mortgage Note - QC Property Holdings, LLC	$4,371	Operator	Minimum Operator EBITDAR (000’s)	$500	$430	(a)	$500

(a)	Waiver for violation of covenant obtained.

Scheduled Maturities
The schedule below summarizes the scheduled maturities for the twelve months ended June 30 of the respective year (not adjusted for commitments to refinance or extend the maturities of debt as noted above):

For the twelve months ended June 30,	(Amounts in 000’s)
2018	$4,139
2019	6,343
2020	2,560
2021	2,958
2022	5,568
Thereafter	54,883
Subtotal	$76,451
Less: unamortized discounts	(184)
Less: deferred financing costs, net	(2,090)
Total notes and other debt	$74,177

NOTE 10. ACQUISITIONS
On March 8, 2017, AdCare executed the Meadowood Purchase Agreement with Meadowood Retirement Village, LLC and Meadowood Properties, LLC to acquire the Meadowood Facility for $5.5 million cash. In addition, on March 21, 2017, AdCare executed a long-term, triple net operating lease with the Meadowood Operator to lease the facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the Meadowood Operator may exercise the lease renewal for the Meadowood Facility if its affiliate exercises the lease renewal option for Coosa Valley Health Care, a 124-bed skilled nursing facility located in Gadsden, Alabama (the “Coosa Valley Facility”); and (v) a security deposit equal to one month of base rent. The Company completed the purchase of the Meadowood Facility on May 1, 2017 pursuant to the Meadowood Purchase Agreement, at which time the lease commenced and operations of the Meadowood Facility transferred to the Meadowood Operator.

The following table sets forth the preliminary purchase price allocation of the Meadowood Facility:

(Amounts in 000’s)	Estimated Useful Lives (Years)	May 1, 2017
Buildings and improvements	15-32	$4,700
Equipment and computer related	10	400
Land	—	100
Property and equipment		5,200
In place occupancy (a)	32	300
Purchase Price		5,500

(a) In place occupancy is included in property and equipment, net on the Company’s unaudited consolidated balance sheets.

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

NOTE 11.                       DISCONTINUED OPERATIONS

For the discontinued operations, the patient care revenue and related cost of services prior to the commencement of subleasing are classified in the activities below. For a historical listing and description of the Company’s discontinued entities, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 - Discontinued Operations included in the Annual Report.
The following table summarizes certain activity of discontinued operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2017	2016	2017	2016
Total revenues	$—	$—	$—	$—
Cost of services	597	3,758	1,006	4,278
Interest expense, net	7	17	11	25
Net loss	(604)	(3,775)	(1,017)	(4,303)

NOTE 12.                       COMMON AND PREFERRED STOCK

Common and Preferred Stock Repurchase Activity

In November 2016, the Board approved two share repurchase programs (collectively, the "November 2016 Repurchase Program"), pursuant to which AdCare was authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. The November 2016 Repurchase Program succeeded the repurchase program announced on November 12, 2015 (the “November 2015 Repurchase Program”), which terminated in accordance with its terms. Share repurchases under the November 2016 Repurchase Program could be made from time to time through open market transactions, block trades or privately negotiated transactions and were subject to market conditions, as well as corporate, regulatory and other considerations. The Company could suspend or continue the November 2016 Repurchase Program at any time and had no obligation to repurchase any amount of the common stock or the Series A Preferred Stock under such program. The November 2016 Repurchase Program was suspended in February 2017.

During the six months ended June 30, 2016, the Company repurchased 150,000 shares of common stock pursuant to the November 2015 Repurchase Program for $0.3 million at an average purchase price of approximately $2.05 per share, exclusive of commissions and related fees and made no repurchases during the three months ended June 30, 2016. Pursuant to the November 2015 Repurchase Program, the Company was authorized to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period. During the three and six months ended June 30, 2016, the Company made no repurchases of the Series A Preferred Stock.

During the six months ended June 30, 2017, the Company repurchased 118,199 shares of the common stock pursuant to the November 2016 Repurchase Program for $0.2 million at an average price of $1.54 per share, exclusive of commissions and related fees and made no repurchases during the three months ended June 30, 2017. During the three and six months ended June 30, 2017, the Company made no repurchases of the Series A Preferred Stock.

Preferred Stock Offerings and Dividends

Dividends declared and paid on shares of the Series A Preferred Stock were $0.68 per share, or $1.9 million and $3.8 million for the three and six months ended June 30, 2017, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2016, respectively.

During the three and six months ended June 30, 2016, the Company sold 43,204 and 230,109 shares of Series A Preferred Stock under the Company’s At Market Issuance Sales Agreement, dated July 21, 2015, at an average sale price of $22.15 and $20.51 (excluding fees and commissions) per share, respectively. The Company received net proceeds of approximately $0.9 million during the three months ended June 30, 2016 and $4.5 million during the six months ended June 30, 2016, after payment of sales commissions and discounts and all other expenses incurred by the Company.

During the three and six months ended June 30, 2017, the Company sold, under the ATM and pursuant to the Sales Agreement, a total of 50,000 shares of the Series A Preferred Stock generating net proceeds of $1.0 million at an average price of $21.80 per share, exclusive of commissions and related fees. As of June 30, 2017, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding. On August 2, 2017, the Company terminated the Sales Agreement and discontinued sales under the ATM.

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

NOTE 13.                       STOCK BASED COMPENSATION

For the three and six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2017	2016	2017	2016
Employee compensation:
Restricted stock	$(84)	$130	$34	$376
Stock options	—	1	—	112
Warrants	(56)	66	4	151
Total employee stock-based compensation expense	$(140)	$197	$38	$639
Non-employee compensation:
Board restricted stock	48	31	$92	$57
Board stock options	12	12	24	24
Total non-employee stock-based compensation expense	$60	$43	$116	$81
Total stock-based compensation expense	$(80)	$240	$154	$720

Stock Incentive Plan
The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”) expires March 28, 2021 and provides for a maximum of 2,027,393 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of June 30, 2017, the number of securities remaining available for future issuance is 594,179.
In addition to the Company’s 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

The assumptions used in calculating the fair value of employee common stock options and warrants granted during the six months ended June 30, 2017 and June 30, 2016, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Six Months Ended June 30,
	2017	*	2016
Dividend yield	—%		—%
Expected volatility	—%		41%
Risk-free interest rate	—%		1.43%
Expected term (in years)	n/a		5.0
* No issuances of common stock options or warrants during the current period.
Common Stock Options
The following table summarizes the Company’s common stock option activity for the six months ended June 30, 2017:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2016	355	$3.21	5.6	$—
Granted	—	$—
Forfeited	—	$—
Expired	(110)	$2.62
Outstanding, June 30, 2017	245	$3.48	6.0	$—
Vested, June 30, 2017	210	$3.41	5.8	$—
The following table summarizes the common stock options outstanding and exercisable as of June 30, 2017:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, June 30, 2017	Weighted Average Exercise Price
$1.31 - $3.99	180	5.9	$3.25	145	$3.09
$4.00 - $4.30	65	6.2	$4.12	65	$4.12
Total	245	6.0	$3.48	210	$3.41
For options unvested at June 30, 2017, $0.02 million in compensation expense will be recognized over the next 0.5 years.
Common Stock Warrants
The following table summarizes the Company’s common stock warrant activity for the six months ended June 30, 2017:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2016	1,887	$3.58	4.1	$11
Granted	—	$—
Forfeited	(100)	$4.49
Expired	—	$—
Outstanding, June 30, 2017	1,787	$3.53	3.4	$—
Vested, June 30, 2017	1,695	$3.49	3.1	$—

The following table summarizes the common stock warrants outstanding and exercisable as of June 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at June 30, 2017	Weighted Average Exercise Price
$0 - $1.99	218	0.4	$1.82	218	$1.82
$2.00 - $2.99	335	1.0	$2.58	335	$2.58
$3.00 - $3.99	500	2.3	$3.59	500	$3.59
$4.00 - $4.99	711	6.0	$4.38	619	$4.40
$5.00 - $5.90	23	5.9	$5.90	23	$5.90
Total	1,787	3.4	$3.53	1,695	$3.49
For warrants unvested at June 30, 2017, $0.1 million in compensation expense will be recognized over the next 0.7 years.
Restricted Stock
The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2017:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2016	404	$2.84
Granted	23	$1.07
Vested	(78)	$3.21
Forfeited	(70)	$4.29
Unvested, June 30, 2017	279	$2.22
For restricted stock unvested at June 30, 2017, $0.5 million in compensation expense will be recognized over the next 1.6 years.
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
On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”), for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “ HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and currently has an outstanding principal amount of $1.0 million and matured on December 31, 2016. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases. On March 1, 2017, the Company was advised by the bankruptcy trustee in the Aria bankruptcy proceeding, that $0.8 million was available for repayment of all of Aria’s remaining obligations, including the HAH Note. Accordingly, the Company has charged a $0.2 million bad debt expense to the Company’s unaudited consolidated statement of operations during the six months ended June 30, 2017. Though management continues to believe that the remaining receivable balance on the HAH Note is collectible, there is no guarantee that the bankruptcy court will approve full repayment of the HAH Note to the Company or that AdCare will prevail in any avoidance action that may be filed against it, which could have an adverse effect on the Company’s business, results of operations and financial condition. For further information, see Note 7 - Leases and Note 15 - Commitments and Contingencies.

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

Peach Health. In connection with the Peach Health Sublease, the Company extended the Peach Line to Peach Health Sublessee in an amount of up to $1.0 million, with interest accruing on the unpaid balance under the Peach Line at a rate of 13.5% per annum. The entire principal amount due under the Peach Line, together with all accrued and unpaid interest thereunder, was due one year from the date of the first disbursement. The Peach Line is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Peach Health Sublessee.

On April 6, 2017, the Company modified certain terms of the Peach Line in connection with the Peach Health Sublessee's securing the Peach Working Capital Facility in the amount of $2.5 million. Borrowings under the Peach Working Capital Facility are based on a borrowing base of eligible accounts receivable. The modifications of the Peach Line include: (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity of the loan to October 1, 2020 and adding a six month extension option by the Peach Health Sublessee, assuming certain conditions precedent are met at the time of the exercise of the option; (iii) increasing the interest rate from 13.5% per annum by 1% per year; and (iv) establishing a four year amortization schedule. Payment of principal and interest under the Peach Note shall be governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed Peach Health Sublessee’s borrowings under the Peach Working Capital Facility subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio by Peach Health Sublessee). As of June 30, 2017, $0.9 million was outstanding on the Peach Note. For further information on the Peach Health Sublease and Peach Line and Note, see Note 7 - Leases.

The Peach Note creates a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the affiliates of Peach Health as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

NOTE 15.                       COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of June 30, 2017, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by CMS and operational (see Note 7 - Leases).

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

Professional and General Liability Claims. As of June 30, 2017, the Company was a defendant in a total of 41 professional and general liability actions commenced on behalf of former patients, of which 28 cases were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et. al. filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit. During the three months ended June 30, 2017, three professional and general liability claims against the Company were dismissed, two of which were dismissed without prejudice. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Two of the pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage. The actions are in various stages of discovery, and the Company intends to vigorously litigate the claims.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets of $6.1 million and $6.9 million at June 30, 2017, and December 31, 2016, respectively. The decrease in the reserve at June 30, 2017, primarily reflects the legal and associated settlement amounts paid. For additional information regarding the Company’s self-insurance reserve, please see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 - Commitments and Contingencies included in the Annual Report.

Ohio Attorney General Action. On October 27, 2016, the Attorney General of Ohio (the “OAG”) filed in the Court of Common Pleas, Franklin County, Ohio a complaint against The Pavilion Care Center, LLC, Hearth & Home of Greenfield, LLC (each a subsidiary of the Company), and certain other parties (including parties for which the Company provides or provided management services). The lawsuit alleges that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleges that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG is seeking, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 demanding repayment of allegedly improper Medicaid claims related to glucose blood tests and capillary blood draws and penalties of approximately $1.0 million, and the Company responded to such letter in July 2014 denying all claims. The Company filed an answer to the complaint on January 27, 2017 in which it denied the allegations. An order granting a motion to stay this proceeding was granted in the Court of Common Pleas, Franklin County, Ohio on July 12, 2017. Although there is no assurance as to the ultimate outcome of this matter or its impact on the Company’s business or its financial condition, the Company believes it has meritorious defenses and intends to vigorously defend the claim.

Aria Bankruptcy Proceeding. On May 31, 2016, HAH and nine affiliates of HAH, (Highland of Stamps, LLC,; Highlands of Rogers Dixieland, LLC,; Highlands of North Little Rock John Ashley, LLC,; Highlands of Mountain View SNF, LLC,; Highlands of Mountain View RCF, LLC,; Highlands of Little Rock West Markham, LLC,; Highlands of Little Rock South Cumberland, LLC,; Highlands of Little Rock Riley, LLC,; and Highlands of Fort Smith, LLC,; collectively with HAH, the “Debtors”), filed petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 7 (“Chapter 7”) under the  United States Bankruptcy Code, as amended. Following venue transfer from the Delaware court, these cases are pending in the United States Bankruptcy Court for the Eastern District of Arkansas.

On April 21, 2017, AdCare moved for relief from the automatic stay seeking release of its collateral, the Debtors’ accounts and their proceeds, which the trustee has represented total approximately $800,000. AdCare’s motion was opposed by the Chapter 7 trustee and another creditor, in May 2017.  In its objection, the Chapter 7 trustee asserts that AdCare is not entitled to any of the $800,000 with respect to the HAH Note. Discovery with respect to the motion is ongoing, and the motion is currently set for hearing on September 12, 2017. In addition to opposing AdCare’s claim to the $800,000, the Chapter 7 trustee has also taken the position that he is investigating avoidance claims against AdCare with respect to funds it received from the Debtors prior to the bankruptcy filings. The trustee’s statute of limitation for filing avoidance actions runs on May 31, 2018. There is no guarantee that the bankruptcy court will approve repayment of the HAH Note to AdCare or that AdCare will prevail in any avoidance action that may be filed against it.

NOTE 16.                       RELATED PARTY TRANSACTIONS

For additional information regarding the Company’s related party transactions, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 18 - Related Party Transactions included in the Annual Report.

Park City Capital
On March 31, 2015, the Company accepted a Subscription Agreement from Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, for a 2015 Note with an aggregate principal amount of $1,000,000 and, in connection therewith, issued such note to Park City Capital Offshore on April 30, 2015. The 2015 Note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering. In January 2017, the Company repurchased the $1,000,000 2015 Note held by Park City Offshore pursuant to the terms of the Tender Offer for any and all of the outstanding 2015 Notes (for a description of the Tender Offer, see Note 9 - Notes Payable and Other Debt). Mr. Fox is an affiliate of Park City Offshore, a director of the Company since October 2013, Lead Independent Director since April 1, 2015, and a beneficial owner of greater than 5% of the outstanding common stock.
Doucet Asset Management, LLC
On June 10, 2014 and on subsequent dates, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock.
In January 2017, the Company repurchased the 2015 Notes held by Mr. and Ms. Doucet , which had an aggregate principal amount of $250,000, pursuant to the terms of the Tender Offer for any and all of the outstanding 2015 Notes (for a description of the Tender Offer, see Note 9 - Notes Payable and Other Debt).
On January 19, 2017, Doucet Capital, LLC, Doucet Asset Management, LLC and Mr. and Ms. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of less than 5% of the common stock as a result of the 2015 Notes repurchased by the Company pursuant to the Tender Offer.
Brogdon Matters
Brogdon Promissory Note. On November 10, 2016, the Company and Mr. Brogdon (a beneficial owner of greater than 5% of the outstanding common stock) agreed to further amend the promissory note issued by Mr. Brogdon on December 31, 2013 to the Company to extend its maturity date to December 31, 2017. As a condition to such amendment, Winter Haven Homes, Inc. (“Winter Haven”), an entity owned and controlled by Mr. Brogdon, has agreed to waive payment of certain charges otherwise due and owing from the Company to Winter Haven from January 1, 2016 to July 31, 2016. As of June 30, 2017, principal due and payable under the promissory note issued by Mr. Brogdon to the Company was $268,663, which was fully allowed for in the Company’s unaudited consolidated statement of operations during the quarter ended March 31, 2017.
Indemnification Claim. On May 25, 2017, McKesson Corporation (“McKesson”) obtained a judgment against AdCare in the principal amount of $232,439, plus accrued interest, court costs and legal fees, related to an unpaid debt incurred by certain entities affiliated with Mr. Brogdon located in Oklahoma, pursuant to a supply agreement between McKesson and Mr. Brogdon, as to which the Company was a guarantor. The Company has accrued for this judgment during the quarter ended June 30, 2017. Management has entered into settlement negotiations with McKesson and notified Mr. Brogdon of the amount owed. The Company intends to seek recovery of the judgment amount, or negotiated settlement amount, if applicable, from Mr. Brogdon under the Settlement and Indemnity Agreement entered into by the Company and Mr. Brogdon on March 26, 2015.
NOTE 17.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Debt Maturity Extensions

On July 31, 2017, the Company extended the maturity date of the Northwest Credit Facility from December 2017 to July 31, 2020.

On August 10, 2017, the Company extended the maturity date of the Quail Creek Credit Facility to December 31, 2017. The Company has the option to further extend the maturity date of the Quail Creek Credit Facility to September 2018, subject to customary conditions.

On August 11, 2017, the Company extended the maturity date of the Key Bank Credit Facility from October 17, 2017 to August 2, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of June 30, 2017, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related operational beds/units as of June 30, 2017:

	Owned		Leased		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama	3	410	—	—	—	—	3	410
Georgia	4	463	10	1,168	—	—	14	1,631
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	279	1	94	3	332	8	705
Oklahoma	2	197	—	—	—	—	2	197
South Carolina	2	180	—	—	—	—	2	180
Total	16	1,635	11	1,262	3	332	30	3,229
Facility Type
Skilled Nursing	14	1,449	11	1,262	2	249	27	2,960
Assisted Living	2	186	—	—	—	—	2	186
Independent Living	—	—	—	—	1	83	1	83
Total	16	1,635	11	1,262	3	332	30	3,229

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of June 30, 2017:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	8	936
Beacon Health Management	7	585
Wellington Health Services	4	641
Peach Health Group	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	27	2,897
AdCare Managed	3	332
Total	30	3,229

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
Portfolio Occupancy Rates
The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Occupancy (%) (2)	82.6%	82.6%	82.6%	83.1%
(1) Excludes the nine Arkansas Facilities, which were sold on October 6, 2016, the three Peach Facilities, which were operated by affiliates of New Beginnings prior to their bankruptcy and are currently operated by affiliates of Peach Health and the Meadowood Facility acquired on May 1, 2017, for all periods presented. Occupancy (%) for the Savannah Beach Facility, the one facility among the Peach Facilities which was not decertified by CMS and which has 50 operational beds, for the three months ending September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017 was 95.0%, 92.3%, 86.6% and 82.0%, respectively.

(2)
Occupancy percentages are based on operational beds. The number of operational beds is reported to us by our tenants and represents the number of available beds that can be occupied by patients. The number of operational beds is always less than or equal to the number of licensed beds with respect to any particular facility.

Lease Expiration
The following table provides summary information regarding our lease expirations for the years shown:

		Operational Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2024	1	126	4.3%	965	4.0%
2025	12	1,206	41.7%	9,671	40.2%
2026	—	—	—%	—	—%
2027	8	869	30.0%	8,265	34.4%
Thereafter	6	696	24.0%	5,129	21.4%
Total	27	2,897	100.0%	24,030	100.0%

(1)	Straight-line rent.

Liquidity Overview

During the six months ended June 30, 2017, the Company generated positive cash flow from operations and anticipates positive cash flow from operations later in the current year. At June 30, 2017, we had: (i) $2.0 million in cash and cash equivalents; (ii) restricted cash of $3.7 million; and (iii) $74.2 million in indebtedness, of which the current portion is $4.1 million. This current portion is comprised of the following components: (i) convertible debt of $1.5 million; and (ii) remaining debt of approximately $2.6 million which includes senior debt - bond and mortgage indebtedness.

In November 2016, the Board approved the November 2016 Repurchase Program, pursuant to which AdCare was authorized to repurchase up to 1.0 million shares of common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. The November 2016 Repurchase Program succeeded the November 2015 Repurchase Program, which terminated in accordance with its terms. Share repurchases under the November 2016 Repurchase Program could be made from time to time through open market transactions, block trades or privately negotiated transactions and were subject to market conditions, as well as corporate, regulatory and other considerations. During the six months ended June 30, 2017, the Company made no repurchases of Series A Preferred Stock and repurchased 118,199 shares of common stock at an average purchase price of approximately $1.54 per share, exclusive of commissions and related fees, for a net disbursement of approximately $0.2 million. No repurchases of common stock were made during the three months ended June 30, 2017. The Company suspended the November 2016 Repurchase Program in February 2017.

On May 27, 2017, the Company entered into the Sales Agreement with JMP Securities LLC to sell, from time to time, shares of the Series A Preferred Stock having an aggregate offering price of up to $4,618,472 through the ATM. From the inception of the ATM through June 30, 2017, the Company sold a total of 50,000 shares of the Series A Preferred Stock, generating net proceeds of $1.0 million at an average price of $21.80 per share, exclusive of commissions and related fees. On August 2, 2017, the Company terminated the Sales Agreement and discontinued sales under the ATM. Management anticipates renewing its at-the-market offering program with respect to sales of Series A Preferred Stock as a source of liquidity over the next twelve months.

Over the next twelve months, we anticipate access to several sources of liquidity, including cash flows from operations and cash on hand. In addition, we hold routine ongoing discussions with existing lenders and potential new lenders to refinance current debt on a longer term basis and, in recent years, have refinanced shorter term acquisition debt, with traditional longer term mortgage notes, many of which have been executed under government guaranteed lending programs. Over the next twelve months, we anticipate net principal disbursements of approximately $4.1 million, which includes $1.5 million of convertible debt, approximately $0.3 million of payments on shorter term vendor notes, $1.9 million of routine debt service amortization and a $0.4 million payment of other debt. Based on the described sources of liquidity, we expect sufficient funds for our operations and scheduled debt service, at least through the next twelve months.

On a longer term basis, at June 30, 2017, the Company has approximately $10.5 million of debt maturities due over the next two year period ending June 30, 2019. These debt maturities include the aforementioned $1.5 million of convertible promissory notes, which are convertible into shares of the common stock in addition to $4.4 million with respect to the Quail Creek Credit Facility. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

On July 17, 2015, the Company made a short-term working capital loan (which has been amended from time to time) to HAH, in the amount of $1.0 million with a maturity date of December 31, 2016. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases. On March 1, 2017, the Company was advised, by the bankruptcy trustee in the Aria bankruptcy proceeding, that $0.8 million was available for repayment of all of Aria’s remaining obligations, including the HAH Note. Though management continues to believe that the remaining receivable balance on the HAH Note is collectible, there is no guarantee that the bankruptcy court will approve full repayment of the HAH Note to the Company or that AdCare will prevail in any avoidance action that may be filed against it, which could have an adverse effect on the Company’s business, results of operations and financial condition.

In order to satisfy our capital needs, we seek to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt or equity securities; and (iii) increase operating cash flows through acquisitions. We anticipate that these actions, if successful, will provide the opportunity to maintain our liquidity, thereby permitting the Company to better meet its operating and financing obligations. However, there is no guarantee that such actions will be successful. Our ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American, formerly known as the NYSE MKT.

For a more detailed discussion, see Note 3 - Liquidity and Profitability to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Acquisitions
On March 8, 2017, the Company executed the Meadowood Purchase Agreement with Meadowood Retirement Village, LLC and Meadowood Properties, LLC to acquire the Meadowood Facility (an assisted living and memory care community with 106 operational beds in Glencoe, Alabama) for $5.5 million cash. In addition, on March 21, 2017, the Company executed a long-term lease with the Meadowood Operator to lease the facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the tenant may exercise the lease renewal option if the affiliates tenant exercises the lease renewal option of the Coosa Valley Facility; and (v) a security deposit equal to one month of base rent. The Company completed the purchase of Meadowood on May 1, 2017 pursuant to the Meadowood Purchase Agreement, at which time the lease commenced and operations of the Meadowood Facility transferred to the Meadowood Operator.

In connection with the Meadowood Purchase Agreement, on May 1, 2017, a wholly-owned subsidiary of the Company entered into the Meadowood Credit Facility with the Exchange Bank of Alabama, which provides for a $4.1 million principal amount secured credit facility maturing on May 1, 2022. Interest on the Meadowood Credit Facility accrues on the principal balance thereof at 4.5% per annum. The Meadowood Credit Facility is secured by the Meadowood Facility.

Divestitures
There were no divestitures for the three and six months ended June 30, 2017. For historical information regarding the Company’s divestitures, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 - Discontinued Operations included in the Annual Report.

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

Results of Operations

The following table sets forth, for the periods indicated, unaudited statement of operations items and the amounts and percentages of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, which are included herein.

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in 000’s)	2017	2016	Percent Change	2017	2016	Percent Change
Revenues:
Rental revenues	$5,945	$6,890	(13.7)%	$11,720	$13,739	(14.7)%
Management fee and other revenues	359	274	31.0%	719	507	41.8%
Total revenues	6,304	7,164	(12.0)%	12,439	14,246	(12.7)%
Expenses:
Facility rent expense	2,170	2,168	0.1%	4,341	4,347	(0.1)%
Depreciation and amortization	1,171	1,339	(12.5)%	2,306	3,052	(24.4)%
General and administrative expenses	822	2,135	(61.5)%	2,444	4,677	(47.7)%
Other operating expenses	323	969	(66.7)%	878	1,172	(25.1)%
Total expenses	4,486	6,611	(32.1)%	9,969	13,248	(24.8)%
Income from operations	1,818	553	228.8%	2,470	998	147.5%
Other expense:
Interest expense, net	1,006	1,751	(42.5)%	2,038	3,576	(43.0)%
Loss on extinguishment of debt	—	—	NM	63	—	NM
Other expense	188	9	NM	283	51	NM
Total other expense, net	1,194	1,760	(32.2)%	2,384	3,627	(34.3)%
Income (loss) from continuing operations before income taxes	624	(1,207)	NM	86	(2,629)	NM
Income tax expense	—	—	NM	1	—	NM
Income (loss) from continuing operations	624	(1,207)	NM	85	(2,629)	NM
Loss from discontinued operations, net of tax	(604)	(3,775)	(84.0)%	(1,017)	(4,303)	(76.4)%
Net income (loss)	$20	$(4,982)	NM	$(932)	$(6,932)	(86.6)%

Three Months Ended June 30, 2017 and 2016

Rental Revenues—Total rental revenue decreased by $0.9 million, or 13.7%, to $5.9 million for the three months ended June 30, 2017, compared with $6.9 million for the same period in 2016. The decrease reflects lower rent due to the sale of the Arkansas Facilities on October 6, 2016, partially off-set by lease revenue from the Meadowood Facility (acquired on May 1, 2017) and the Peach Facilities. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Oceanside Facility and the Jeffersonville Facility under the Peach Health Sublease prior to recertification (which were recertified by CMS, in February 2017 and December 2016, respectively), the Aria Subleases (which were terminated for non-payment of rent) and the Skyline Lease (which terminated upon sale of the Arkansas Facilities), for which rental revenue is recognized based on cash amount owed, and the sublease with affiliates of New Beginnings (which terminated in connection with the bankruptcy of such entities), for which rental revenue is recognized when cash is received.
Management Fee and Other Revenues—Management fee and other revenues increased by $0.1 million, or 31.0%, to $0.4 million for the three months ended June 30, 2017, compared with $0.3 million for the same period in 2016, due to $0.1 million increase from the recognition of interest income related to lease inducements and seller note receivables.
Facility Rent Expense—Facility rent expense was $2.2 million for the three months ended June 30, 2017, and $2.2 million for the same period in 2016. Rent expense year over year is comparable due to the completion of the Company's transition to a healthcare property holding and leasing company. For further information see Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Depreciation and Amortization—Depreciation and amortization decreased by $0.2 million, or 12.5%, to $1.2 million for the three months ended June 30, 2017, compared with $1.3 million for the same period in 2016. The decrease is primarily due to the sale of the Arkansas Facilities on October 6, 2016, that were classified as held for sale beginning May 2016, with the subsequent cessation of depreciation expense partially offset by depreciation on the Meadowood Facility acquired on May 1, 2017 and leasehold improvements on the Peach Facilities.
General and Administrative—General and administrative costs decreased by $1.3 million, or 61.5%, to $0.8 million for the three months ended June 30, 2017, compared with $2.1 million for the same period in 2016. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.5 million, (ii) a decrease in stock-based compensation expense of approximately $0.3 million and (iii) a decrease in legal, contract services, IT, insurance and other expenses of approximately $0.5 million.
Other Operating Expenses—Other operating expense decreased by $0.6 million, or 66.7%, to $0.3 million for the three months ended June 30, 2017, compared with $1.0 million for the same period in 2016. The decrease is due to $0.8 million non-recurring prior year property and bed tax expenses partially offset by a $0.2 million investigation expense related to an internal investigation with respect to the circumstances surrounding the inaccurate representation of the educational credentials of William McBride, III, the Company’s then Chief Executive Officer and Chairman of the Board, in the current year period.
Interest Expense, Net—Interest expense, decreased by $0.7 million, or 42.5%, to $1.0 million for the three months ended June 30, 2017, compared with $1.8 million for the same period in 2016. The decrease is mainly due to the repayment of $36.0 million of debt in connection with the Arkansas Facilities and the sale thereof in October 2016 and $6.7 million principal repayment of the 2015 Notes on January 10, 2017 pursuant to the Tender Offer and the remaining $1.0 million on April 30, 2017, partially offset by $4.1 million in new financing for the Meadowood Facility and approximately $1.5 million from repayment of debt related to an office building and the Company’s skilled nursing facility known as the Quail Creek Nursing & Rehabilitation Center located in Oklahoma City, Oklahoma (the “Quail Creek Facility”).
Loss from Discontinued Operations—The loss from discontinued operations decreased by $3.2 million to $0.6 million for the three months ended June 30, 2017, compared with $3.8 million for the same period in 2016. The decrease is primarily due to lower bad debt expense. Current period expenses comprise legal, collection activities and bad debt.
Six Months Ended June 30, 2017 and 2016
Rental Revenues—Total rental revenue decreased by $2.0 million, or 14.7%, to $11.7 million for the six months ended June 30, 2017, compared with $13.7 million for the same period in 2016. The decrease reflects lower rent due to the sale of the Arkansas Facilities on October 6, 2016, partially off-set by lease revenue from the Meadowood Facility (acquired on May 1, 2017) and the Peach Facilities. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Oceanside Facility and the Jeffersonville Facility under the Peach Health Sublease prior to recertification (which were recertified by CMS, in February 2017 and December 2016, respectively), the Aria Subleases (which were terminated for non-payment of rent) and the Skyline Lease (which terminated upon sale of the Arkansas Facilities), for which rental revenue is recognized based on cash amount owed, and the sublease with affiliates of New Beginnings (which terminated in connection with the bankruptcy of such entities), for which rental revenue is recognized when cash is received.
Management Fee and Other Revenues—Management fee and other revenues increased by $0.2 million, or 41.8%, to $0.7 million for the six months ended June 30, 2017, compared with $0.5 million for the same period in 2016, due to a $0.2 million increase from the recognition of interest income related to lease inducements and seller note receivables.
Facility Rent Expense—Facility rent expense was $4.3 million for the six months ended June 30, 2017, and $4.3 million million for the same period in 2016. Rent expense year over year is comparable due to the completion of the Company's transition to a healthcare property holding and leasing company. For further information, see Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Depreciation and Amortization—Depreciation and amortization decreased by $0.7 million, or 24.4%, to $2.3 million for the six months ended June 30, 2017, compared with $3.1 million for the same period in 2016. The decrease is primarily due to the sale of the Arkansas Facilities on October 6, 2016, that were classified as held for sale beginning May 2016, with the subsequent cessation of depreciation expense partially off-set by depreciation on the Meadowood Facility acquired on May 1, 2017 and leasehold improvements on the Peach Facilities.
General and Administrative—General and administrative costs decreased by $2.2 million, or 47.7%, to $2.4 million for the six months ended June 30, 2017, compared with $4.7 million for the same period in 2016. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.8 million, (ii) a decrease in stock-based compensation expense of approximately $0.6 million and (iii) a decrease in legal, contract services, IT, insurance and other expenses of approximately $0.8 million.

Other Operating Expenses—Other operating expense decreased by $0.3 million, or 25.1%, to $0.9 million for the six months ended June 30, 2017, compared with $1.2 million for the same period in 2016. The decrease is primarily due to (i) $0.8 million non-recurring prior year property and bed tax expenses, (ii) the release of $0.2 million workers compensation accrual in the prior year, (iii) an accrual for an indemnity issue of approximately $0.2 million and (iv) an approximately $0.2 million investigation expense related to an internal investigation with respect to the circumstances surrounding the inaccurate representation of the educational credentials of William McBride, III, the Company’s then Chief Executive Officer and Chairman of the Board, in the current year period.
Interest Expense, Net—Interest expense, decreased by $1.5 million or 43.0% to $2.0 million for the six months ended June 30, 2017, compared with $3.6 million for the same period in 2016. The decrease is mainly due to the repayment of $36.0 million of debt in connection with the Arkansas Facilities and the sale thereof in October 2016 and $6.7 million principal repayment of the 2015 Notes pursuant to the Tender Offer on January 10, 2017 and the remaining $1.0 million on April 30, 2017, partially offset by $4.1 million in new financing for the Meadowood Facility and approximately $5.4 million from repayment of debt related to the Arkansas Facility sale, the Coosa Valley Facility and Attalla Health Care, a 182-bed skilled nursing facility located in Attalla, Alabama (“the Attalla Facility”), an office building, and the Quail Creek Facility in the prior period.
Loss on Debt Extinguishment—Loss on extinguishment of debt of $0.1 million for the six months ended June 30, 2017, was due to a pre payment penalty incurred on March 20, 2017, when mortgage indebtedness related to the Coosa Valley Facility, and the Attalla Facility, was reduced by $0.7 million and $0.8 million, respectively through the application of restricted cash held as collateral against such indebtedness.
Loss from Discontinued Operations—The loss from discontinued operations decreased by $3.3 million to $1.0 million for the six months ended June 30, 2017, compared with $4.3 million for the same period in 2016. The decrease is primarily due to lower bad debt expense. Current period expenses comprise legal, collection activities and bad debt.

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

Cash Flows
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2017	2016
Net cash provided by operating activities - continuing operations	$2,605	$2,289
Net cash used in operating activities - discontinued operations	(933)	(2,252)
Net cash (used in) provided by investing activities - continuing operations	(114)	7,102
Net cash used in investing activities - discontinued operations	—	(1)
Net cash used in financing activities - continuing operations	(13,290)	(5,938)
Net cash used in financing activities - discontinued operations	(312)	(671)
Net change in cash and cash equivalents	(12,044)	529
Cash and cash equivalents at beginning of period	14,045	2,720
Cash and cash equivalents at end of period	$2,001	$3,249

Six Months Ended June 30, 2017

Net cash provided by operating activities—continuing operations for the six months ended June 30, 2017 was approximately $2.6 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, rent revenue in excess of cash received and bad debt expense), all primarily the result of routine operating activity.

Net cash used in operating activities—discontinued operations for the six months ended June 30, 2017 was approximately $0.9 million. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims, in addition to settling legacy vendor liabilities.

Net cash used investing activities—continuing operations for the six months ended June 30, 2017 was approximately $0.1 million. This is the result of a net decrease in restricted cash deposits of approximately $1.8 million offset by (i) $1.4 million for the Meadowood acquisition transaction consisting of $5.5 million purchase price offset by the associated $4.1 million financing and (ii) capital expenditures of approximately $0.5 million on building improvements notably, for the Oceanside Facility and the Jeffersonville Facility to assist the Peach Health Sublessee in connection with recertification efforts.
Net cash used in financing activities—continuing operations was approximately $13.3 million for the six months ended June 30, 2017. This is primarily the result of repayments of $7.7 million of convertible debt, $2.6 million of other existing debt obligations and $4.0 million payment of preferred stock dividends partially off-set by net proceeds of $1.0 million from issuances of shares of the Series A Preferred Stock.
Net cash used in financing activities—discontinued operations for the six months ended June 30, 2017 was approximately $0.3 million.

Six Months Ended June 30, 2016

Net cash provided in operating activities—continuing operations for the six months ended June 30, 2016 was $2.3 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue in excess of cash received, and amortization of debt discounts and related deferred financing costs), all primarily the result of routine operating activity.
Net cash used in operating activities—discontinued operations for the six months ended June 30, 2017 was approximately $2.3 million as we continued to settle legacy vendor liabilities.

Net cash provided by investing activities—continuing operations for the six months ended June 30, 2016 was approximately $7.1 million. This is primarily the result of a net release in restricted cash deposits of approximately $4.8 million and proceeds from sale of property and equipment of approximately $1.4 million and $1.0 million earnest money deposit received for the pending sale of the Arkansas Facilities.
Net cash used in financing activities—continuing operations was approximately $5.9 million for the six months ended June 30, 2016. This is primarily the result of repayments of existing debt obligations of approximately $6.6 million, and payments of dividends of approximately $3.6 million. These uses were offset by net cash proceeds received from issuances of shares of the Series A Preferred Stock and additional debt borrowings of approximately $4.5 million and $0.2 million, respectively.
Net cash used in financing activities—discontinued operations was approximately $0.7 million.

Notes Payable and Other Debt

For information regarding the Company’s debt financings, see Note 9 - Notes Payable and Other Debt, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q, and Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 - Notes Payable and Other Debt included in the Annual Report.

Receivables

Our operations could be adversely affected if we experience significant delays in receipt of rental income from our tenants.

Accounts receivable, net totaled $1.5 million at June 30, 2017 and $2.4 million at December 31, 2016, of which $0.2 million and $0.9 million, respectively, related to patient care receivables from our legacy operations.
The allowance for doubtful accounts was $4.3 million and $7.5 million at June 30, 2017 and December 31, 2016, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Operating Leases
For information regarding the Company’s operating leases, see Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q, and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Disclosure in response to Item 3. of Form 10-Q is not required to be provided by smaller reporting companies.
Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, our Chief Executive and Chief Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
Professional and General Liability Claims. As of June 30, 2017, the Company was a defendant in a total of 41 professional and general liability actions commenced on behalf of former patients, of which 28 cases were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et al. filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit. During the three months ended June 30, 2017, three professional and general liability claims against the Company were dismissed, two of which were dismissed without prejudice. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Two of the pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage. The actions are in various stages of discovery, and the Company intends to vigorously litigate the claims.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets of $6.1 million and $6.9 million at June 30, 2017, and December 31, 2016, respectively. The decrease in the reserve at June 30, 2017 primarily reflects the legal costs and associated settlement amounts paid. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 - Commitments and Contingencies included in the Annual Report.

Ohio Attorney General Action. On October 27, 2016, the OAG filed in the Court of Common Pleas, Franklin County, Ohio a complaint against The Pavilion Care Center, LLC, Hearth & Home of Greenfield, LLC (each a subsidiary of the Company), and certain other parties (including parties for which the Company provides or provided management services). The lawsuit alleges that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleges that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG is seeking, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 demanding repayment of allegedly improper Medicaid claims related to glucose blood tests and capillary blood draws and penalties of approximately $1.0 million, and the Company responded to such letter in July 2014 denying all claims. The Company filed an answer to the complaint on January 27, 2017 in which it denied the allegations. An order granting a motion to stay this proceeding was granted in the Court of Common Pleas, Franklin County, Ohio on July 12, 2017. Although there is no assurance as to the ultimate outcome of this matter or its impact on the Company’s business or its financial condition, the Company believes it has meritorious defenses and intends to vigorously defend the claim.

For information with respect to the Aria bankruptcy proceeding, see Note 15 - Commitments and Contingencies. Also see Part I, Item 3, Legal Proceedings included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a description of all significant legal proceedings.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Asset Purchase Agreement, dated March 8, 2017, by and between Meadowood Retirement Village, LLC, and Meadowood Properties, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
2.2	Agreement and Plan of Merger by and between AdCare Health Systems, Inc., and Regional Health Properties, Inc., dated July 7, 2017	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2017
3.1	Declaration of Conversion of AdCare Health Systems, Inc., an Ohio corporation, to AdCare Health Systems, Inc., a Georgia corporation	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A filed on October 29, 2013
3.2	Certificate of Conversion of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.3	Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
3.4	Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.5	Articles of Correction to Articles of Incorporation of AdCare Health Systems, Inc., filed with the Secretary of State of the State of Georgia on December 12, 2013.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.6	Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.4 of the Registrant’s Current Report on Form 8-K filed on December 27, 2013
3.7	Amendment No. 1 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
3.8	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on April 7, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 13, 2015
3.9	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on May 28, 2015	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015
3.10	Articles of Amendment to the Articles of Incorporation of AdCare Health Systems, Inc., as amended, filed with the Secretary of State of the State of Georgia on December 11, 2015.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2015
3.11	Amendment No. 2 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 14, 2015
3.12	Amendment No. 3 to the Bylaws of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016
4.1	Specimen Common Stock Certificate of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2013
4.2*	2004 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.8	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)
4.9	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.10
Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015
Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.11	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008
4.12	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.13	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.14	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
4.15	Amendment to Subordinated Convertible Note Issued March 31, 2015, dated July 30, 2015, by and between AdCare Health Systems, Inc., and Cantone Asset Management, LLC and Cantone Research, Inc.	Incorporated by reference to Exhibit 10.105 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.1	Lease Agreement, dated March 22, 2017, by and between Meadowood Property Holdings, LLC and CRM of Meadowood, LLC	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
10.2	Amendment to Promissory Note, dated April 7, 2017, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
10.3	Loan Agreement, dated May 1, 2017, between Meadowood Property Holdings, LLC and the Exchange Bank of Alabama in the original amount of $4.1 million	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
10.4	Guaranty Agreement, dated April 6, 2017, executed by AdCare Health Systems, Inc., in favor of Congressional Bank, a Maryland chartered commercial bank	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
10.5	At Market Issuance Sales Agreement, dated May 26, 2017, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on May 26, 2017

10.6	Amendment to Loan Agreement Issued September 27, 2013, dated August 10, 2017, by and between QC Property Holdings, LLC and the Congressional Bank, a Maryland chartered commercial bank	Filed herewith
10.7	Amendment to Loan Agreement Issued December 31, 2012, dated July 31, 2017, by and between Northwest Property Holdings, LLC and the First Commercial Bank	Filed herewith
31.1	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
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

ADCARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	August 14, 2017	/s/ Allan J. Rimland
Allan J. Rimland
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

Date:	August 14, 2017	/s/ E. Clinton Cain
E. Clinton Cain
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)