Form 10-Q
period 2017-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2017-11-14
CIK 1004724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-33135

Regional Health Properties, Inc.
(Exact name of registrant as specified in its charter)

Georgia	81-5166048
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
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
 As of October 31, 2017:  19,762,036 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives. In addition, certain statements included in this Quarterly Report, in the Company’s future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “plan,” “project,” “continue,” “predict,” “will,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on the Company’s current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
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

Part I.  Financial Information
Item 1.  Financial Statements
REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,115	$14,045
Restricted cash	960	1,600
Accounts receivable, net of allowance of $2,946 and $7,529, respectively	1,086	2,429
Prepaid expenses and other	1,384	2,395
Total current assets	4,545	20,469
Restricted cash and investments	2,580	3,864
Property and equipment, net	82,441	79,168
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	2,253	2,754
Goodwill	2,105	2,105
Lease deposits	808	1,411
Notes receivable	3,589	3,000
Other assets	6,407	4,244
Total assets	$107,199	$119,486
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and other debt	$6,828	$4,018
Current portion of convertible debt, net	1,499	9,136
Accounts payable	3,617	3,037
Accrued expenses and other	8,582	9,077
Total current liabilities	20,526	25,268
Notes payable and other debt, net of current portion:
Senior debt, net	58,212	60,189
Bonds, net	6,548	6,586
Other debt, net	731	41
Other liabilities	3,785	3,677
Deferred tax liabilities	226	226
Total liabilities	90,028	95,987
Commitments and contingencies (Note 15)
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 2,762 shares issued and outstanding, redemption amount $70,288 and $69,038 at September 30, 2017 and December 31, 2016, respectively	—	61,446
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,762 and 19,927 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	61,738	61,643
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 2,762 shares issued and outstanding, redemption amount $70,288 and $69,038 at September 30, 2017 and December 31, 2016, respectively	62,423	—
Accumulated deficit	(106,990)	(99,590)
Total stockholders’ equity (deficit)	17,171	(37,947)
Total liabilities and stockholders’ equity (deficit)	$107,199	$119,486

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$5,983	$6,912	$17,703	$20,651
Management fee and other revenues	362	253	1,081	760
Total revenues	6,345	7,165	18,784	21,411

Expenses:
Facility rent expense	2,171	2,176	6,512	6,523
Depreciation and amortization	1,193	1,124	3,499	4,176
General and administrative expense	1,063	1,598	3,507	6,275
Other operating expenses	517	241	1,395	1,413
Total expenses	4,944	5,139	14,913	18,387

Income from operations	1,401	2,026	3,871	3,024

Other expense:
Interest expense, net	1,011	1,801	3,049	5,377
Loss on extinguishment of debt	—	—	63	—
Other expense	105	—	388	51
Total other expense, net	1,116	1,801	3,500	5,428

Income (loss) from continuing operations before income taxes	285	225	371	(2,404)
Income tax expense	19	3	20	3
Income (loss) from continuing operations	266	222	351	(2,407)

Loss from discontinued operations, net of tax	(1,032)	(2,210)	(2,049)	(6,513)
Net loss	(766)	(1,988)	(1,698)	(8,920)

Preferred stock dividends	1,912	1,879	5,702	5,457
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(2,678)	$(3,867)	$(7,400)	$(14,377)

Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(0.08)	$(0.08)	$(0.27)	$(0.39)
Discontinued operations	(0.05)	(0.11)	(0.10)	(0.33)
	$(0.13)	$(0.19)	$(0.37)	$(0.72)

Weighted average shares of common stock outstanding:
Basic and diluted	19,762	19,917	19,784	19,909

 See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in 000’s)
(Unaudited)

	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock (a)	Accumulated Deficit	Total
Balances, December 31, 2016	19,927	—	$61,643	$—	$(99,590)	$(37,947)

Reclassification of preferred stock	—	2,812	—	62,423	—	62,423

Stock-based compensation	—	—	281	—	—	281

Common stock repurchase program	(118)	—	(186)	—	—	(186)

Issuance of restricted stock, net of forfeitures	(47)	—	—	—	—	—

Preferred stock dividends	—	—	—	—	(5,702)	(5,702)

Net loss	—	—	—	—	(1,698)	(1,698)
Balances, September 30, 2017	19,762	2,812	$61,738	$62,423	$(106,990)	$17,171
(a) Adoption of the classification of the Regional Health Properties, Inc.'s Series A Preferred Stock as permanent equity, as a result of the ownership and transfer restrictions contained in the Amended and Restated Articles of Incorporation of Regional Health Properties, Inc. with respect to the common stock.

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in 000’s)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,698)	$(8,920)
Loss from discontinued operations, net of tax	2,049	6,513
Income (loss) from continuing operations	351	(2,407)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,499	4,176
Settlement agreements in excess of cash paid	300	—
Stock-based compensation expense	281	890
Rent expense in excess of cash paid	440	721
Rent revenue in excess of cash received	(2,138)	(1,941)
Amortization of deferred financing costs	230	614
Amortization of debt discounts and premiums	11	11
Bad debt expense	455	—
Changes in operating assets and liabilities:
Accounts receivable	409	(657)
Prepaid expenses and other	202	929
Other assets	(16)	39
Accounts payable and accrued expenses	324	(199)
Other liabilities	167	630
Net cash provided by operating activities - continuing operations	4,515	2,806
Net cash used in operating activities - discontinued operations	(961)	(3,470)
Net cash provided by (used in) operating activities	3,554	(664)

Cash flows from investing activities:
Change in restricted cash	1,889	3,625
Purchase of real estate, net	(1,375)	—
Purchase of property and equipment	(774)	(704)
Proceeds from the sale of property and equipment	—	1,546
Earnest money deposit	—	1,750
Net cash (used in) provided by investing activities - continuing operations	(260)	6,217
Net cash used in investing activities - discontinued operations	—	—
Net cash (used in) provided by investing activities	(260)	6,217

Cash flows from financing activities:
Proceeds from debt	—	3,940
Repayment on notes payable	(3,038)	(10,496)
Repayment on bonds payable	(90)	(85)
Repayment of convertible debt	(7,700)	—
Debt issuance costs	—	(116)
Proceeds from preferred stock issuances, net	977	6,790
Repurchase of common stock	(186)	(312)
Dividends paid on preferred stock	(5,702)	(5,457)
Net cash used in financing activities - continuing operations	(15,739)	(5,736)
Net cash used in financing activities - discontinued operations	(485)	(1,080)
Net cash used in financing activities	(16,224)	(6,816)
Net change in cash and cash equivalents	(12,930)	(1,263)
Cash and cash equivalents, beginning	14,045	2,720
Cash and cash equivalents, ending	$1,115	$1,457

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in 000’s)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$2,840	$4,846
Income taxes paid	$13	$3
Supplemental disclosure of non-cash activities:
Non-cash proceeds from debt to purchase real estate	$4,125	$—
Surrender of security deposit	$500	$—
Settlement agreements in excess of cash paid	$300	$—
Non-cash proceeds from vendor-financed insurance	$198	$—
Non-cash proceeds from financing of South Carolina Medicaid audit repayment	$385	$—
 See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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
Description of Business

Regional Health Properties, Inc. (“Regional Health”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company’s business primarily consists of leasing and subleasing healthcare facilities to third-party tenants, which operate such facilities. The operators of the Company’s facilities provide a range of healthcare services, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Regional Health’s predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, the company acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. (“AdCare”). AdCare completed its initial public offering in November 2006. Initially based in Ohio, AdCare expanded its portfolio through a series of strategic acquisitions to include properties in a number of other states, primarily in the Southeast. In 2012, AdCare relocated its executive offices and accounting operations to Georgia, and AdCare changed its state of incorporation from Ohio to Georgia on December 12, 2013. On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health a Georgia corporation and wholly owned subsidiary of AdCare formed for the purposes of the Merger with Regional Health continuing as the surviving corporation in the Merger.

As a consequence of the Merger:

•
the outstanding shares of AdCare’s common stock, no par value per share (the “AdCare common stock”), converted, on a one for one basis, into the same number of shares of Regional Health’s common stock, no par value per share (the “RHE common stock”);

•
the outstanding shares of AdCare’s 10.875% Series A Cumulative Redeemable Preferred Stock (the “AdCare Series A Preferred Stock”) converted, on a one for one basis, into the same number of shares of Regional Health’s 10.875% Series A Cumulative Redeemable Preferred Stock (the “RHE Series A Preferred Stock”);

•
the board of directors (the “AdCare Board”) and executive officers of AdCare immediately prior to the Merger are the board of directors (the “RHE Board”) and executive officers, respectively, of Regional Health immediately following the Merger, and each director and executive officer continued his directorship or employment, as the case may be, with Regional Health under the same terms as his directorship or employment with AdCare immediately following the Merger;

•
Regional Health assumed all of AdCare’s equity incentive compensation plans, and all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan converted into rights to acquire RHE common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any;

•
Regional Health began public trading as a NYSE American LLC (“NYSE American”) listed company as the successor issuer to AdCare and succeeded to the assets and continued the business and assumed the obligations of AdCare;

•
the rights of the holders of RHE common stock and RHE Series A Preferred Stock are governed by the amended and restated articles of incorporation of RHE (the “RHE Charter”) and the amended and restated bylaws of RHE (the “RHE Bylaws”). The RHE Charter is substantially equivalent to AdCare’s articles of incorporation, as amended (the “AdCare Charter”), except that the RHE Charter includes ownership and transfer restrictions related to the RHE common stock. The RHE Bylaws are substantially equivalent to the Bylaws of AdCare, as amended;

•	there was no change in the assets we hold or in the business we conduct; and

•	there is no fundamental change to our current operational strategy.

When used in this Quarterly Report on Form 10-Q, unless otherwise specifically stated or the context otherwise requires, the terms:

•	“Board” or “Board of Directors” refers to the AdCare Board with respect to the period prior to the Merger and to the RHE Board with respect to the period after the Merger;

•
“Company”, “we”, “our” and “us” refer to AdCare and its subsidiaries with respect to the period prior to the Merger and to Regional Health and its subsidiaries with respect to the period after the Merger;

•	“common stock” refers to the AdCare common stock with respect to the period prior to the Merger and to the RHE common stock with respect to the period after the Merger;

•
“Series A Preferred Stock” refers to the AdCare Series A Preferred Stock with respect to the period prior to the Merger and to the RHE Series A Preferred Stock with respect to the period after the Merger; and

•	“Charter” refers to the AdCare Charter with respect to the period prior to the Merger and to the RHE Charter with respect to the period after the Merger.

The Company leases its currently-owned healthcare properties, and subleases its currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual rent escalation clauses. The Company has many of the characteristics of a real estate investment trust (“REIT”) and is focused on the ownership, acquisition and leasing of healthcare properties. As a result of the Merger, the RHE Charter contains ownership and transfer restrictions with respect to the common stock. These ownership and transfer restrictions will better position the Company to comply with certain U.S. federal income tax rules applicable to REITs under the Internal Revenue Code of 1986, as amended (the “Code”) to the extent such rules relate to the common stock. The Board continues to analyze and consider: (i) whether and, if so, when, the Company could satisfy the requirements to qualify as a REIT under the Code; (ii) the structural and operational complexities which would need to be addressed before the Company could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if the Company were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated federal net operating loss carryforwards. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

As of September 30, 2017, the Company owns, leases, or manages 30 facilities, which are located primarily in the Southeast. Of the 30 facilities, the Company: (i) leased 14 owned facilities and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 - Leases herein and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases in the Annual Report for a more detailed description of the Company’s leases).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

Adoption of the Classification of the Regional Health Properties, Inc.'s Series A Preferred Stock as Permanent Equity

The common stock is subject to the ownership and transfer restrictions set forth in the RHE Charter, which restrictions permit classification of the Series A Preferred Stock as permanent equity, under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99-3A. The reclassification of the Series A Preferred Stock as permanent equity was adopted on a prospective basis as of September 29, 2017, upon completion of the Merger.

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

Allowances. The Company assesses the collectibility of our rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectibility of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectibility of future rent payments required by a lease or required from a working capital loan to a tenant, the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates.

As of September 30, 2017 and December 31, 2016, the Company allowed for approximately $2.9 million and $7.5 million, respectively, of gross patient care related receivables arising from our legacy operations. Allowance for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully allowed at September 30, 2017 and December 31, 2016. Accounts receivable, net totaled $1.1 million at September 30, 2017 and $2.4 million at December 31, 2016, of which $0.2 million and $0.9 million, respectively, related to patient care receivables from our legacy operations.
Self-Insurance
The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations during 2014 and 2015 (see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 - Commitments and Contingencies in the Annual Report for more information). The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions; and (v) the venues in which the actions have been filed or will be adjudicated. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Consequently, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions accordingly. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the legal costs actually incurred in litigating the pending actions. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved (see Note 8 - Accrued Expenses).
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

Adopted Standards

On April 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which narrows the FASB definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We are applying ASU 2017-01 prospectively for acquisitions after April 1, 2017. Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the cost of the businesses (or assets) acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Intangibles primarily include certificates of need ("CON") but could include value of in-place leases and acquired lease contracts. For an asset acquisition, the cost of the acquisition is allocated to the assets and liabilities acquired on a relative fair value basis and no goodwill is recognized. We estimate the fair value of assets in accordance with FASB ASC 805 and ASC 820. The fair value is estimated under market conditions observed at the time of the measurement date and depreciated over the remaining life of the assets.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 as codified in ASC 606, which requires revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The new guidance does not affect the recognition of revenue from leases, which is approximately 95% of our revenue. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early application is permitted, beginning after December 15, 2016. Our revenue streams also include loan interest and management fees. Based on our initial assessment, management fees for providing back office services and support in our Consolidated Statements of Income are subject to ASC 606, and the Company believes the pattern and timing of recognition of income for the management fees will be consistent with the current accounting model. The Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In August 2016, the FASB issued ASU 2016-15, guidance which clarifies the treatment of several cash flow categories. In addition, the guidance clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted using a retrospective transition method to each period presented. We are currently evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

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

NOTE 2.                          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options and warrants are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three and nine months ended September 30, 2017 and 2016, approximately 2.4 million and 4.5 million shares, respectively, of potentially dilutive securities were excluded from the diluted income (loss) per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net loss for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s, except per share data)	2017	2016	2017	2016
Numerator:
Income (loss) from continuing operations	$266	$222	$351	$(2,407)
Preferred stock dividends	1,912	1,879	5,702	5,457
Basic and diluted loss from continuing operations	(1,646)	(1,657)	(5,351)	(7,864)

Loss from discontinued operations, net of tax	(1,032)	(2,210)	(2,049)	(6,513)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(2,678)	$(3,867)	$(7,400)	$(14,377)

Denominator:
Basic - weighted average shares	19,762	19,917	19,784	19,909
Diluted - adjusted weighted average shares (a)	19,762	19,917	19,784	19,909

Basic and diluted loss per share:
Loss from continuing operations attributable to Regional Health	$(0.08)	$(0.08)	$(0.27)	$(0.39)
Loss from discontinued operations	(0.05)	(0.11)	(0.10)	(0.33)
Loss attributable to Regional Health Properties, Inc. common stockholders	$(0.13)	$(0.19)	$(0.37)	$(0.72)

(a) Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	September 30,
(Share amounts in 000’s)	2017	2016
Stock options	245	355
Warrants - employee	1,350	1,559
Warrants - non employee	437	437
Shares issuable upon conversion of convertible debt	353	2,165
Total anti-dilutive securities	2,385	4,516

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

At September 30, 2017, the Company had $1.1 million in cash and cash equivalents as well as restricted cash and investments of $3.5 million. In addition, management anticipates access to several sources of liquidity, including cash flows from operations and cash on hand. Management holds routine ongoing discussions with existing lenders and potential new lenders to refinance current debt on a longer term basis and, in recent years, has refinanced shorter term acquisition debt with traditional longer term mortgage notes, many of which have been executed under government guaranteed lending programs. Historically, the Company has raised capital through other sources, including issuances of preferred stock and convertible debt.

On May 27, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 Sales Agreement”) with JMP Securities LLC to sell, from time to time, shares of the Series A Preferred Stock, having an aggregate offering price of up to $4,618,472, through an “at-the-market” offering program (the “ATM”). From the inception of the ATM through September 30, 2017, the Company sold 50,000 shares of the Series A Preferred Stock generating net proceeds of approximately $1.0 million (see Note 12 - Common and Preferred Stock). On August 2, 2017 the Company terminated the 2017 Sales Agreement and discontinued sales under the ATM.

On July 31, 2017, the Company extended the maturity date of a $1.2 million credit facility entered into in December 2012 between a certain wholly-owned subsidiary of the Company and First Commercial Bank associated with its Northwest Oklahoma facility (the “Northwest Credit Facility”), from December 31, 2017 to July 31, 2020.

On August 11, 2017, the Company extended the maturity date of the credit facilities entered into in April 2015, with respect to an aggregate of $0.5 million of indebtedness between certain wholly-owned subsidiaries of the Company and the KeyBank National Association (the “Key Bank Credit Facility”), from October 17, 2017 to August 2, 2019.

To conserve cash while working towards a settlement of our on-going professional and general liability claims, the Company’s Board of Directors (the “Board”) voted to postpone the payment of the fourth quarter 2017 dividend on the Series A Preferred Stock. The Board will revisit the dividend payment in the first quarter 2018 meeting. The dividend suspension will allow the Company to pay outstanding vendors and fund ongoing legal expenses and settlement payments. The dividend suspension does not trigger a default under its outstanding indebtedness.

Beginning in the first quarter of 2018, the Company expects to receive full rent with respect to all the facilities (the “Peach Facilities”) subleased by a subsidiary of the Company to affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”). The Peach Facilities were previously subleased to affiliates of New Beginnings Care, LLC (“New Beginnings”) prior to the bankruptcy of New Beginnings and are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”). Rent for the Savannah Beach Facility, the Oceanside Facility, and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; but such rent was only $1 per month for the Oceanside Facility and Jeffersonville Facility until the date such facilities were recertified by the Centers for Medicare and Medicaid Services (“CMS”) or April 1, 2017, whichever occurred first (the “Rent Commencement Date”). The Oceanside Facility and Jeffersonville Facility were recertified by CMS in February 2017 and December 2016, respectively. Furthermore, with respect to the Oceanside Facility and Jeffersonville Facility, Peach Health Sublessee is entitled to three months of $1 per month rent following the Rent Commencement Date and, following such three-month period, five months of rent discounted by 50%.

On September 19, 2016, the Company obtained options to extend the maturity date, subject to customary conditions, of a $4.3 million credit facility entered into in September 2013 between a certain wholly-owned subsidiary of the Company and Housing & Healthcare Funding, LLC (the "Quail Creek Credit Facility") from September 2017 to September 2018. On August 10, 2017, the Company extended the maturity date of the Quail Creek Credit Facility to December 31, 2017 and retains the option to further extend the maturity date of such credit facility to September 2018. There is no assurance that we will be able to refinance or further extend the maturity date of this credit facility on terms that are favorable to the Company or at all.

Cash Requirements

At September 30, 2017, the Company had $73.8 million in indebtedness of which the current portion is $8.3 million. The current portion is comprised of the following components: (i) convertible debt of $1.5 million, (ii) senior debt of $4.3 million attributable to the Company’s skilled nursing facility known as the Quail Creek Nursing & Rehabilitation Center located in Oklahoma City, Oklahoma (the “Quail Creek Facility”); and (iii) other debt of approximately $2.5 million which includes senior debt - bond and mortgage indebtedness (for a detailed listing of our debt, see Note 9 - Notes Payable and Other Debt).

The Company anticipates net principal disbursements, over the next twelve months, of approximately $8.3 million, which includes $1.5 million of convertible debt, $4.3 million of senior debt attributable to the Quail Creek Facility, approximately $0.2 million of payments on shorter term vendor notes, $1.6 million of routine debt service amortization, and $0.7 million payment of other debt. Based on the described sources of liquidity, the Company expects sufficient funds for its operations and scheduled debt service, at least through the next twelve months. On a longer term basis, at September 30, 2017, the Company had approximately $11.0 million of debt maturities due over the two-year period ending September 30, 2019. These debt maturities include the aforementioned $1.5 million of convertible promissory notes, which are convertible into shares of the common stock, in addition to $4.3 million with respect to the Quail Creek Credit Facility. The Company believes its long-term liquidity needs will be satisfied by cash flows from operations, cash on hand, borrowings as required to refinance indebtedness as well as other sources, including issuances of convertible debt.

The Company is a defendant in a total of 42 unsettled professional and general liability cases. The claims generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets, of $6.7 million and $6.9 million at September 30, 2017, and December 31, 2016, respectively. The Company currently believes that most of the professional and general liability actions, and particularly many of the most recently filed actions, are defensible and intends to defend them through final judgment. Accordingly, the self-insurance reserve primarily reflects the Company's estimated legal costs of litigating the pending actions, which are expected to be paid over time as litigation continues. The duration of such legal proceedings could be greater than one year subsequent to the period ended September 30, 2017; however, management cannot reliably estimate the exact timing of payments. The Company expects to fund litigation and potential indemnity costs through cash on hand as well as other sources as described above.

During the three months ended September 30, 2017, the Company generated positive cash flow from operations and anticipates positive cash flow from operations through the remainder of the current year. In order to satisfy the Company’s capital needs, the Company seeks to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt or equity securities; and (iii) increase operating cash flows through acquisitions. The Company anticipates that these actions, if successful, will provide the opportunity to maintain its liquidity, thereby permitting the Company to better meet its operating and financing obligations for the next twelve months. However, there is no guarantee that such actions will be successful. Management’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American, formerly known as the NYSE MKT.

NOTE 4.                          RESTRICTED CASH AND INVESTMENTS

The following presents the Company's restricted cash, escrow deposits and investments:

(Amounts in 000’s)	September 30, 2017	December 31, 2016
Cash collateral	$40	$260
Replacement reserves	278	811
Escrow deposits	642	529
Total current portion	960	1,600

Restricted investments for other debt obligations and certificates of deposit	405	2,274
HUD and other replacement reserves	2,175	1,590
Total noncurrent portion	2,580	3,864
Total restricted cash and investments	$3,540	$5,464

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
NOTE 5.                          PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2017	December 31, 2016
Buildings and improvements	5-40	$89,954	$84,108
Equipment and computer related*	2-10	10,883	12,286
Land	—	4,248	3,988
Construction in process	—	—	602
		105,085	100,984
Less: accumulated depreciation and amortization*		(22,644)	(21,816)
Property and equipment, net		$82,441	$79,168
*The Company retired approximately $2.2 million of fully depreciated assets during the nine months ended September 30, 2017.

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

The following table summarizes total depreciation and amortization for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2017	2016	2017	2016
Depreciation	$857	$786	$2,486	$3,000
Amortization	336	338	1,013	1,176
Total depreciation and amortization	$1,193	$1,124	$3,499	$4,176

NOTE 6.                          INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	CON (included in property and equipment)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2016
Gross	$22,811	$2,471	$6,881	$32,163
Accumulated amortization	(3,483)	—	(4,127)	(7,610)
Net carrying amount	$19,328	$2,471	$2,754	$24,553

Amortization expense	(512)	—	(501)	(1,013)

Balances, September 30, 2017
Gross	22,811	2,471	6,881	32,163
Accumulated amortization	(3,995)	—	(4,628)	(8,623)
Net carrying amount	$18,816	$2,471	$2,253	$23,540

The following table summarizes total amortization for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2017	2016	2017	2016
CON	$169	$171	$512	$676
Lease rights	167	167	501	500
Total amortization	$336	$338	$1,013	$1,176

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2017(a)	$171	$166
2018	683	667
2019	683	667
2020	683	482
2021	683	203
Thereafter	15,913	68
Total expected amortization expense	$18,816	$2,253
 (a) Estimated amortization expense for the year ending December 31, 2017, includes only amortization to be recorded after September 30, 2017.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	September 30, 2017	December 31, 2016
Goodwill	$2,945	$2,945
Accumulated impairment losses	(840)	(840)
Net carrying amount	$2,105	$2,105

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7. LEASES
Operating Leases
The Company leases a total of eleven skilled nursing facilities from unaffiliated owners under non-cancelable leases, all of which have rent escalation clauses and provisions requiring payment of real estate taxes, insurance and maintenance costs by the lessee. Each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Suwanee, Georgia and Atlanta, Georgia. The Atlanta office space is subleased to a third-party tenant.

As of September 30, 2017, the Company is in compliance with all operating lease financial covenants.
Future Minimum Lease Payments
Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)
2017 (a)	$2,069
2018	8,331
2019	8,492
2020	8,671
2021	8,830
Thereafter	46,456
Total	$82,849
(a) Estimated minimum lease payments for the year ending December 31, 2017 include only payments to be recorded after September 30, 2017.
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
Peach Health. On June 18, 2016, the Company entered into a master sublease agreement (the “Peach Health Sublease”) with Peach Health Sublessee, providing that Peach Health Sublessee would take possession of and operate the Peach Facilities as subtenant. The Jeffersonville Facility and the Oceanside Facility were previously decertified by CMS in February and May 2016, respectively, for deficiencies related to the operations and maintenance of the facility while operated by the previous sublessee (see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report for additional information). The Jeffersonville Facility and the Oceanside Facility were recertified by CMS as of December 20, 2016 and February 7, 2017, respectively, which are the Rent Commencement Dates for such facilities.

The Peach Health Sublease became effective for the Jeffersonville Facility on June 18, 2016, and for the Savannah Beach Facility and the Oceanside Facility on July 13, 2016 (the date on which the Company accepted possession of the facilities from the previous sublessee). The Peach Health Sublease is structured as a triple net lease, except that the Company assumes responsibility for the cost of certain deferred maintenance at the Savannah Beach Facility and capital improvements that may be necessary for the Oceanside Facility and the Jeffersonville Facility in connection with recertification by CMS. Rent for the Savannah Beach Facility, the Oceanside Facility and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; provided, however, that rent was only $1 per month for the Oceanside Facility and the Jeffersonville Facility until the respective Rent Commencement Dates. In addition, for the Oceanside Facility and the Jeffersonville Facility, Peach Health Sublessee is entitled to three months of $1 per month rent following the respective Rent Commencement Dates and, following such three-month period, five months of rent discounted by 50%. The annual rent for each of the Peach Facilities will escalate at a rate of 3% each year pursuant to the Peach Health Sublease, and the term of the Peach Health Sublease for all three Peach Facilities expires on August 31, 2027.

In connection with the Peach Health Sublease, the Company extended a line of credit to Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with interest accruing on the unpaid balance under the Peach Line at a starting interest rate of 13.5%, increasing by 1% per annum. The entire principal amount due under the Peach Line, together with all accrued and unpaid interest thereunder, was due one year from the date of the first disbursement. The Peach Line is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable pursuant to a security agreement executed by Peach Health Sublessee.

On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee's securing a $2.5 million working capital loan from a third party lender (the “Peach Working Capital Facility”). Borrowings under the Peach Working Capital Facility are based on a borrowing base of eligible accounts receivable. The modifications of the Peach Line include (as so amended, the “Peach Note”): (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity of the loan to October 1, 2020 and adding a six month extension option by Peach Health Sublessee, assuming certain conditions precedent are met at the time of the exercise of the option; (iii) increasing the interest rate from 13.5% per annum by 1% per year; and (iv) establishing a four year amortization schedule. Payment of principal and interest under the Peach Note shall be governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed Peach Health Sublessee’s borrowings under the Peach Working Capital Facility subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio by Peach Health Sublessee).

At September 30, 2017, there was a $0.9 million outstanding balance on the Peach Note.

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

Future minimum lease receivables from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2017 (a)	$5,460
2018	22,281
2019	22,764
2020	23,299
2021	23,886
Thereafter	136,813
Total	$234,503
(a) Estimated minimum lease receivables for the year ending December 31, 2017, include only payments to be received after September 30, 2017.

For further details regarding the Company’s leased and subleased facilities to third-party operators, see Note 10 - Acquisitions below and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases included in the Annual Report.

NOTE 8.                          ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	September 30, 2017	December 31, 2016
Accrued employee benefits and payroll-related	$387	$442
Real estate and other taxes	435	557
Self-insured reserve (1)	6,683	6,924
Accrued interest	248	251
Other accrued expenses	829	903
Total accrued expenses and other	$8,582	$9,077

(1)
The Company self-insures against professional and general liability cases and uses a third party administrator and outside counsel to manage and defend the claims. The decrease in the reserve at September 30, 2017 primarily reflects the legal and associated settlement amounts paid (see Note 15 - Commitments and Contingencies).

NOTE 9.                              NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 - Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.
Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2017	December 31, 2016
Senior debt—guaranteed by HUD	$33,887	$34,473
Senior debt—guaranteed by USDA (a)	20,477	22,518
Senior debt—guaranteed by SBA (b)	2,236	2,319
Senior debt—bonds	7,055	7,145
Senior debt—other mortgage indebtedness	9,572	5,639
Other debt	1,322	1,063
Convertible debt	1,500	9,200
Subtotal	76,049	82,357
Deferred financing costs, net	(2,050)	(2,196)
Unamortized discount on bonds	(181)	(191)
Total debt	73,818	79,970
Less: current portion of debt	8,327	13,154
Notes payable and other debt, net of current portion	$65,491	$66,816

(a)	U.S. Department of Agriculture (“USDA”)

(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2017	December 31, 2016
Senior debt - guaranteed by HUD
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,355	$1,434
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,143	2,191
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,363	5,447
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,327	8,457
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,238	7,352
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,664	3,723
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,797	5,869
Total					$33,887	$34,473

Senior debt - guaranteed by USDA (b)
Attalla	Metro City	09/30/2035	Prime + 1.50%	5.50%	$6,218	$7,189
Coosa	Metro City	09/30/2035	Prime + 1.50%	5.50%	5,607	6,483
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,292	4,384
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,360	4,462
Total					$20,477	$22,518

Senior debt - guaranteed by SBA
College Park	CDC	10/01/2031	Fixed	2.81%	$1,545	$1,611
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	691	708
Total					$2,236	$2,319

(a)
Represents cash interest rates as of September 30, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 0.53% per annum.

(b)
For the four skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 3% to 4% through 2017, which declines 1% each year, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2017	December 31, 2016
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,610	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	445	535
Total					$7,055	$7,145

(a)	Represents cash interest rates as of September 30, 2017. The rates exclude amortization of deferred financing of approximately 0.26% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2017	December 31, 2016
Senior debt - other mortgage indebtedness
Quail Creek (b)	Congressional Bank	12/31/2017	LIBOR + 4.75%	5.75%	$4,346	$4,432
Northwest (c)	First Commercial	07/31/2020	Prime	5.00%	1,143	1,207
Meadowood (d)	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	4,083	—
Total					$9,572	$5,639

(a)
Represents cash interest rates as of September 30, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which approximate 1.03% per annum.

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

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2017	December 31, 2016
Other debt
First Insurance Funding	02/28/2018	Fixed	4.24%	$81	$20
Key Bank (a)	08/02/2019	Fixed	0.00%	495	496
McBride Note (b)	09/30/2019	Fixed	4.00%	300	—
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	169	547
South Carolina Department of Health & Human Services (c)	02/24/2019	Fixed	5.75%	277	—
Total				$1,322	$1,063

(a)	On August 11, 2017, the Company extended the maturity date of the Key Bank Credit Facility from October 17, 2017 to August 2, 2019.

(b)
The Company executed an unsecured promissory note in favor of William McBride III, the Company’s former Chairman and Chief Executive Officer, pursuant to a settlement agreement dated September 26, 2017, between Mr. McBride and the Company.

(c)
On February 21, 2017, the South Carolina Department of Health and Human Services (“SCHHS”) issued fiscal year 2013 Medicaid audit reports for two facilities operated by the Company during 2013. In its fiscal year 2013 Medicaid audit reports, SCHHS determined that the Company owed an aggregate $0.4 million related to patient-care related payments made by SCHHS during 2013. Repayment of the $0.4 million began on March 24, 2017 in the form of a two-year note bearing interest of 5.75% per annum.

(Amounts in 000’s)
Facility	Maturity	Interest Rate (a)		September 30, 2017	December 31, 2016
Convertible debt
Issued July 2012 (C)	04/30/2018	Fixed	14.00%	$1,500	$1,500
Issued March 2015 (b)	04/30/2017	Fixed	10.00%	—	7,700
Total				$1,500	$9,200

(a)	Represents cash interest rates as of September 30, 2017. The rates exclude amortization of deferred financing costs which range from 0.25% to 1.92% per annum.

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

(c)
On November 8, 2017, the Company extended the maturity date of the convertible debt issued in July 2012 from October 31, 2017 to April 30, 2018. Pursuant to the maturity date extension, the interest rate increased to 14.00% from 10.00% and the annual default interest rate increased from 14.00% to 18.00% per annum. In addition the Company agreed to grant a second priority security interest in the Company’s College Park facility, located in College Park, Georgia (the “College Park Facility”) no later than December 22, 2017. Failure to grant the security interest by December 22, 2017, will constitute an event of default under the promissory note.

Debt Covenant Compliance

As of September 30, 2017, the Company had approximately 28 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.
The Company’s credit-related instruments were all in compliance as of September 30, 2017.

Scheduled Maturities
The schedule below summarizes the scheduled maturities for the twelve months ended September 30 of the respective year (not adjusted for commitments to refinance or extend the maturities of debt as noted above):

For the twelve months ended September 30,	(Amounts in 000’s)
2018	$8,328
2019	2,719
2020	2,955
2021	2,088
2022	5,552
Thereafter	54,407
Subtotal	$76,049
Less: unamortized discounts	(181)
Less: deferred financing costs, net	(2,050)
Total notes and other debt	$73,818

NOTE 10. ACQUISITIONS
On March 8, 2017, the Company executed the Meadowood Purchase Agreement with Meadowood Retirement Village, LLC and Meadowood Properties, LLC to acquire the Meadowood Facility for $5.5 million cash. In addition, on March 21, 2017, the Company executed a long-term, triple net operating lease with the Meadowood Operator to lease the facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the Meadowood Operator may exercise the lease renewal for the Meadowood Facility if its affiliate exercises the lease renewal option for Coosa Valley Health Care, a 124-bed skilled nursing facility located in Gadsden, Alabama (the “Coosa Valley Facility”); and (v) a security deposit equal to one month of base rent. The Company completed the purchase of the Meadowood Facility on May 1, 2017 pursuant to the Meadowood Purchase Agreement, at which time the lease commenced and operations of the Meadowood Facility transferred to the Meadowood Operator.

The following table sets forth the preliminary purchase price allocation of the Meadowood Facility:

(Amounts in 000’s)	Estimated Useful Lives (Years)	May 1, 2017
Buildings and improvements	15-32	$4,700
Equipment and computer related	10	400
Land	—	100
Property and equipment		5,200
In place occupancy (a)	32	300
Purchase Price		$5,500

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
The following table summarizes certain activity of discontinued operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2017	2016	2017	2016
Total revenues	$—	$—	$—	$—
Cost of services	1,026	2,200	2,032	6,478
Interest expense, net	6	10	17	35
Net loss	$(1,032)	$(2,210)	$(2,049)	$(6,513)

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

During the nine months ended September 30, 2016, the Company repurchased 150,000 shares of common stock pursuant to the November 2015 Repurchase Program for $0.3 million at an average purchase price of approximately $2.05 per share, exclusive of commissions and related fees and made no repurchases during the three months ended September 30, 2016. Pursuant to the November 2015 Repurchase Program, the Company was authorized to repurchase up to 500,000 shares of its outstanding common stock during a twelve-month period. During the three and nine months ended September 30, 2016, the Company made no repurchases of the Series A Preferred Stock.

During the nine months ended September 30, 2017, the Company repurchased 118,199 shares of the common stock pursuant to the November 2016 Repurchase Program for $0.2 million at an average price of $1.54 per share, exclusive of commissions and related fees and made no repurchases during the three months ended September 30, 2016. During the three and nine months ended September 30, 2017, the Company made no repurchases of the Series A Preferred Stock.

Preferred Stock Offerings and Dividends

Dividends declared and paid on shares of the Series A Preferred Stock were $0.68 per share per quarter, or $1.9 million and $5.7 million for the three and nine months ended September 30, 2017, respectively, and $1.9 million and $5.5 million for the three and nine months ended September 30, 2016, respectively.

During the three and nine months ended September 30, 2016, the Company sold 106,796 and 336,905 shares of Series A Preferred Stock under the Company’s At Market Issuance Sales Agreement, dated July 21, 2015 (the “2015 Sales Agreement”), at an average sale price of $21.49 and $20.60 (excluding fees and commissions) per share, respectively. The Company received net proceeds of approximately $2.2 million during the three months ended September 30, 2016 and $6.8 million during the nine months ended September 30, 2016, after payment of sales commissions and discounts and all other expenses incurred by the Company. The 2015 Repurchase Program expired in accordance with its terms.

During the nine months ended September 30, 2017, the Company sold, under the ATM and pursuant to the 2017 Sales Agreement, dated May 26,2017, a total of 50,000 shares of the Series A Preferred Stock generating net proceeds of $1.0 million at an average price of $21.80 per share, exclusive of commissions and related fees, and made no sales during the three months ended September 30, 2017. As of September 30, 2017, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding. On August 2, 2017, the Company terminated the 2017 Sales Agreement and discontinued sales under the ATM.

Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances. The Company may not redeem the Series A Preferred Stock before December 1, 2017, except the Company is required to redeem the Series A Preferred Stock following a "Change of Control," as defined in the Charter. On and after December 1, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

Prior to the Merger, the Company was required to classify the Series A Preferred Stock as temporary equity due to the change-in-control redemption provision contained in the Charter because, although deemed a remote possibility, a purchaser could acquire a majority of the voting power of the outstanding common stock without Company approval, thereby triggering redemption of the Series A Preferred Stock. FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, requires classification outside of permanent equity for redeemable instruments for which the redemption triggers are outside of the issuer's control. The assessment of whether the redemption of an equity security could occur outside of the issuer's control is required to be made without regard to the probability of the event or events that may result in the instrument becoming redeemable.

As a result of the Merger, the rights of the holders of the common stock and Series A Preferred Stock are now governed by the RHE Charter and the RHE Bylaws. The RHE Charter contains ownership and transfer restrictions with respect to the common stock which, among other things, prohibit any person (as defined in the RHE Charter) from beneficially or constructively owning, or being deemed to beneficially or constructively own by virtue of the attribution provisions of the Code, more than 9.9%, by value or number of shares, whichever is more restrictive, of the outstanding shares of common stock. As such, a change of control redemption can no longer be triggered outside of the Company’s control, thus permitting the Series A Preferred Stock to be classified as permanent equity. As a result, the Company reclassified the Series A Preferred Stock from temporary equity to permanent equity on a prospective basis as of September 29, 2017, the effective date of the Merger, in accordance with applicable accounting guidance.

For historical information regarding the Series A Preferred Stock, the ATM and prior share repurchase programs, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 - Common and Preferred Stock included in the Annual Report.

NOTE 13.                       STOCK BASED COMPENSATION

For the three and nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2017	2016	2017	2016
Employee compensation:
Restricted stock	$47	$118	$81	$494
Stock options	—	—	—	112
Warrants	19	62	23	213
Total employee stock-based compensation expense	$66	$180	$104	$819
Non-employee compensation:
Board restricted stock	$48	$(23)	$140	$34
Board stock options	13	13	37	37
Total non-employee stock-based compensation expense	$61	$(10)	$177	$71
Total stock-based compensation expense	$127	$170	$281	$890

Stock Incentive Plan
The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger. As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire RHE common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any. The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 2,027,393 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of September 30, 2017, the number of securities remaining available for future issuance is 594,179.
In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.
The assumptions used in calculating the fair value of employee common stock options and warrants granted during the nine months ended September 30, 2017 and September 30, 2016, using the Black-Scholes-Merton option-pricing model, are set forth in the following table:

	Nine Months Ended September 30,
	2017	*	2016
Dividend yield	—%		—%
Expected volatility	—%		41%
Risk-free interest rate	—%		1.43%
Expected term (in years)	n/a		5.0
* No issuances of common stock options or warrants during the current period.
Common Stock Options
The following table summarizes the Company’s common stock option activity for the nine months ended September 30, 2017:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2016	355	$3.21	5.6	$—
Granted	—	$—
Forfeited	—	$—
Expired	(110)	$2.62
Outstanding, September 30, 2017	245	$3.48	5.8	$—
Vested, September 30, 2017	210	$3.41	5.5	$—
The following table summarizes the common stock options outstanding and exercisable as of September 30, 2017:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, September 30, 2017	Weighted Average Exercise Price
$1.31 - $3.99	180	5.7	$3.25	145	$3.09
$4.00 - $4.30	65	6.0	$4.12	65	$4.12
Total	245	5.8	$3.48	210	$3.41
For options unvested at September 30, 2017, $0.01 million in compensation expense will be recognized over the next 0.2 years.

Common Stock Warrants
The following table summarizes the Company’s common stock warrant activity for the nine months ended September 30, 2017:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2016	1,887	$3.58	4.1	$11
Granted	—	$—
Forfeited	(100)	$4.49
Expired	—	$—
Outstanding, September 30, 2017	1,787	$3.53	3.1	$—
Vested, September 30, 2017	1,695	$3.49	2.9	$—
The following table summarizes the common stock warrants outstanding and exercisable as of September 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at September 30, 2017	Weighted Average Exercise Price
$0 - $1.99	218	0.1	$1.82	218	$1.82
$2.00 - $2.99	335	0.8	$2.58	335	$2.58
$3.00 - $3.99	500	2.1	$3.59	500	$3.59
$4.00 - $4.99	711	5.8	$4.38	619	$4.40
$5.00 - $5.90	23	5.6	$5.90	23	$5.90
Total	1,787	3.1	$3.53	1,695	$3.49
For warrants unvested at September 30, 2017, $0.04 million in compensation expense will be recognized over the next 0.5 years.
Restricted Stock
The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2017:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2016	404	$2.84
Granted	23	$1.07
Vested	(78)	$3.21
Forfeited	(70)	$4.29
Unvested, September 30, 2017	279	$2.22
For restricted stock unvested at September 30, 2017, $0.4 million in compensation expense will be recognized over the next 1.5 years.
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
On July 17, 2015, the Company made a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”), for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “ HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and currently has an outstanding principal amount of $1.0 million and matured on December 31, 2016. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases. Effective February 3, 2016, each Aria Sublessor terminated the applicable Aria Sublease due to the applicable Aria Sublessee’s failure to pay rent pursuant to the terms of such sublease. On May 31, 2016, HAH and nine of its affiliates filed petitions for relief under Chapter 7 (“Chapter 7”) of the  United States Bankruptcy Code, as amended (see Note 15 - Commitments and Contingencies). On March 1, 2017, the bankruptcy trustee in the Aria bankruptcy proceeding, advised the Company that $0.8 million was available for repayment of all of Aria’s remaining obligations, including the HAH Note. Accordingly, the Company has charged a $0.2 million bad debt expense to the Company’s unaudited consolidated statement of operations during the nine months ended September 30, 2017. Though management continues to believe that the remaining receivable balance on the HAH Note is collectible, there is no guarantee that the bankruptcy court will approve full repayment of the HAH Note to the Company or that the Company will prevail in any avoidance action that may be filed against it, which could have an adverse effect on the Company’s business, results of operations and financial condition. For further information, see Note 7 - Leases and Note 15 - Commitments and Contingencies.

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

On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee's securing the Peach Working Capital Facility in the amount of $2.5 million. Borrowings under the Peach Working Capital Facility are based on a borrowing base of eligible accounts receivable. The modifications of the Peach Line include: (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity of the loan to October 1, 2020 and adding a six month extension option by Peach Health Sublessee, assuming certain conditions precedent are met at the time of the exercise of the option; (iii) increasing the interest rate from 13.5% per annum by 1% per year; and (iv) establishing a four year amortization schedule. Payment of principal and interest under the Peach Note shall be governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed Peach Health Sublessee’s borrowings under the Peach Working Capital Facility subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio by Peach Health Sublessee). As of September 30, 2017, $0.9 million was outstanding on the Peach Note. For further information on the Peach Health Sublease and Peach Line and Note, see Note 7 - Leases.

The Peach Note creates a variable interest that may absorb some or all of a VIE’s expected losses. The Company does not consolidate the operating activities of the affiliates of Peach Health as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.

NOTE 15.                       COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of September 30, 2017, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by CMS and operational (see Note 7 - Leases).

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

Professional and General Liability Claims. As of September 30, 2017, the Company was a defendant in a total of 42 unsettled professional and general liability actions commenced on behalf of former patients, of which 28 cases were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et. al. filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit. During the three months ended September 30, 2017, one professional and general liability claim against the Company was settled for $0.8 million and two previously dismissed without prejudice cases were refiled. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Two of the pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage. The actions are in various stages of discovery, and the Company intends to vigorously defend the claims.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets of $6.7 million and $6.9 million at September 30, 2017, and December 31, 2016, respectively. The decrease in the reserve at September 30, 2017, primarily reflects the legal and associated settlement amounts paid. For additional information regarding the Company’s self-insurance reserve, please see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 - Commitments and Contingencies included in the Annual Report.

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

Aria Bankruptcy Proceeding. On May 31, 2016, HAH and nine affiliates of HAH (Highland of Stamps, LLC; Highlands of Rogers Dixieland, LLC; Highlands of North Little Rock John Ashley, LLC; Highlands of Mountain View SNF, LLC; Highlands of Mountain View RCF, LLC; Highlands of Little Rock West Markham, LLC; Highlands of Little Rock South Cumberland, LLC; Highlands of Little Rock Riley, LLC; and Highlands of Fort Smith, LLC (collectively with HAH, the “Debtors”)), filed petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 7. Following venue transfer from the Delaware court, these cases are pending in the United States Bankruptcy Court for the Eastern District of Arkansas.

On April 21, 2017, the Company moved for relief from the automatic stay seeking release of its collateral, the Debtors’ accounts and their proceeds, which the trustee has represented total approximately $800,000. The Company’s motion was opposed by the Chapter 7 trustee and another creditor, in May 2017.  In its objection, the Chapter 7 trustee asserts that the Company is not entitled to any of the $800,000 with respect to the HAH Note. Discovery with respect to the motion is ongoing and the matter is currently not on the calendar. In addition to opposing the Company’s claim to the $800,000, the Chapter 7 trustee has also taken the position that he is investigating avoidance claims against the Company with respect to funds it received from the Debtors prior to the bankruptcy filings. The trustee’s statute of limitation for filing avoidance actions runs on May 31, 2018. There is no guarantee that the bankruptcy court will approve repayment of the HAH Note to the Company or that the Company will prevail in any avoidance action that may be filed against it.

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
Brogdon Matters
Brogdon Promissory Note. On November 10, 2016, the Company and Mr. Brogdon (a beneficial owner of greater than 5% of the outstanding common stock) agreed to further amend the promissory note issued by Mr. Brogdon on December 31, 2013 to the Company to extend its maturity date to December 31, 2017. As a condition to such amendment, Winter Haven Homes, Inc. (“Winter Haven”), an entity owned and controlled by Mr. Brogdon, has agreed to waive payment of certain charges otherwise due and owing from the Company to Winter Haven from January 1, 2016 to July 31, 2016. As of September 30, 2017, principal due and payable under the promissory note issued by Mr. Brogdon to the Company was $268,663, which was fully allowed for in the Company’s unaudited consolidated statement of operations during the quarter ended March 31, 2017.
Indemnification Claim. On May 25, 2017, McKesson Corporation (“McKesson”) obtained a judgment against the Company in the principal amount of $232,439, plus accrued interest, court costs and legal fees, related to an unpaid debt incurred by certain entities affiliated with Mr. Brogdon located in Oklahoma, pursuant to a supply agreement between McKesson and Mr. Brogdon, as to which the Company was a guarantor. The Company has accrued for this judgment during the quarter ended June 30, 2017. Management has entered into settlement negotiations with McKesson and notified Mr. Brogdon of the amount owed. The Company intends to seek recovery of the judgment amount, or negotiated settlement amount, if applicable, from Mr. Brogdon under the Settlement and Indemnity Agreement entered into by the Company and Mr. Brogdon on March 26, 2015.
McBride Matters
On September 26, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), with Mr. McBride, our former Chief Executive Officer and director, pursuant to which, among other things, and in lieu of any other rights or obligations under Mr. McBride’s employment agreement: (i) the Company agreed to pay Mr. McBride $60,000 in cash for wage claims; (ii) the Company issued to Mr. McBride an Unsecured Negotiable Promissory Note with an original principal amount of $300,000 (the “McBride Note”); (iii) Mr. McBride released the Company from all claims and liabilities, including those arising out of his employment, and his employment agreement, with the Company and his separation therefrom (but excluding claims to enforce the provisions of the Settlement Agreement, the McBride Note and the indemnification provisions under his employment agreement); (iv) the Company released Mr. McBride from all claims and liabilities arising out of his employment, and his employment agreement, with the Company and his separation therefrom (excluding (a) claims for intentional tortious conduct, fraud or arising out criminal misconduct other than in connection with such separation (provided such claims were not known to, or reasonably discoverable by the Company), and (b) claims to enforce the provisions of the Settlement Agreement and the restrictive covenants under the employment agreement); and (v) from after the effective date of the Settlement Agreement, the termination of Mr. McBride’s employment shall be deemed a resignation by Mr. McBride.
The McBride Note accrues interest at an annual rate of 4% and principal and interest is payable in 24 equal monthly installments of $13,027.42, which payments commenced on October 31, 2017 and shall end on September 30, 2019. Upon the existence and continuation of an Event of Default (as defined in the McBride Note), interest accrues at a default rate of eighteen percent 18% per annum.
Further it was agreed that the Company would pay Mr. McBride $200.00 per hour and reimburse other customary business expenses for consultancy services in relation to matters that may arise from his tenure with the Company.
NOTE 17.                       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Maturity Date Extension on Convertible Debt
On November 8, 2017, the Company entered into an Amendment No. 2 to Subordinated Convertible Note, with Cantone Asset Management LLC (“CAM”), which amended, effective October 31, 2017, the $1.5 million convertible promissory note originally issued by the Company to CAM in July 2012, as subsequently amended, to: (i) extend the maturity date from October 31, 2017 to April 30, 2018; (ii) increase the annual interest rate from 10.00% to 14.00%; and (iii) increase the default annual interest rate from 14.00% to 18.00%. In addition, the Company agreed to grant to CAM a second security interest in the Company’s College Park Facility no later than December 22, 2017. The security may be converted to 352,941 shares at a conversion price of $4.25 at the option of the holder. Failure to grant the security interest by December 22, 2017, will constitute an event of default under the promissory note.
Preferred Dividend Suspension
On November 8, 2017, the Board voted to postpone the payment of the fourth quarter dividend on the Series A Preferred Stock. The Board will revisit the dividend payment in the first quarter 2018 meeting. The dividend suspension will allow the Company to pay outstanding vendors and fund ongoing legal expenses and settlement payments. The dividend suspension does not trigger a default under the Company’s outstanding indebtedness. Dividends on the Series A Preferred Stock will continue to accrue regardless of whether declared by the Board. A “dividend default” is deemed to occur if we fail to pay the accrued cash dividends on the outstanding Series A Preferred Stock in full for any four consecutive or non-consecutive quarterly periods. If we have committed a dividend default, then until we have paid all accrued dividends on the shares of the Series A Preferred Stock for all dividend periods up to, and including, the dividend payment date on which the accumulated and unpaid dividends are paid in full: (i) the annual dividend rate on the Series A Preferred Stock will be increased to 12.875% per annum, which we refer to as the “penalty rate,” commencing on the first day after the missed fourth quarterly payment; and (ii) the holders of the Series A Preferred Stock will have limited voting rights, namely to elect two additional directors, at a special meeting called upon the request of the holders of record of at least 25.00% of the outstanding shares of Series A Preferred Stock. Once we have paid all accumulated and unpaid dividends in full and have paid cash dividends at the penalty rate in full for an additional two consecutive quarters (or declared such dividends provided that a sum sufficient for the payment thereof is set aside for such payment), the dividend rate will be restored to the stated rate and the foregoing provisions will not be applicable, unless we again fail to pay any quarterly dividend for any future quarter, at which time the term of any directors elected by holders of the Series A Preferred Stock shall immediately terminate and the number of directors constituting our board of directors shall be reduced accordingly.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of September 30, 2017, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related operational beds/units as of September 30, 2017:

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

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of September 30, 2017:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	8	936
Beacon Health Management	7	585
Wellington Health Services	4	641
Peach Health Group	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	27	2,897
Regional Health Managed	3	332
Total	30	3,229

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
Portfolio Occupancy Rates
The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Occupancy (%) (2)	82.6%	82.6%	83.1%	84.0%
(1) Excludes the nine Arkansas Facilities, which were sold on October 6, 2016, the three Peach Facilities, which were operated by affiliates of New Beginnings prior to their bankruptcy and are currently operated by affiliates of Peach Health and the Meadowood Facility acquired on May 1, 2017, for all periods presented. Occupancy (%) for the Savannah Beach Facility, the one facility among the Peach Facilities which was not decertified by CMS and which has 50 operational beds, for the three months ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 was 92.3%, 86.6%, 82.0% and 84.9%, respectively.

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

Liquidity Overview

During the nine months ended September 30, 2017, the Company generated positive cash flow from operations and anticipates positive cash flow from operations for the remainder of the current year. At September 30, 2017, we had: (i) $1.1 million in cash and cash equivalents; (ii) restricted cash of $3.5 million; and (iii) $73.8 million in indebtedness, of which the current portion is $8.3 million. This current portion is comprised of the following components: (i) convertible debt of $1.5 million, (ii) senior debt of $4.3 million attributable to the Company’s skilled nursing facility known as the Quail Creek Nursing & Rehabilitation Center located in Oklahoma City, Oklahoma (the “Quail Creek Facility”), and (iii) remaining debt of approximately $2.5 million which includes senior debt - bond and mortgage indebtedness.

To conserve cash while working towards a settlement of our on-going professional and general liability claims, The Company’s Board of Directors (the “Board”) has voted to postpone the payment of the fourth quarter dividend on the Series A Preferred Stock. The Board will revisit the dividend payment in the first quarter of 2018. The dividend suspension will allow the Company to pay outstanding vendors and fund ongoing legal expenses and settlement payments. Furthermore, the dividend suspension does not trigger a default under the Company’s outstanding indebtedness.” Dividends will continue to accumulate regardless of whether declared.

Over the next twelve months, we anticipate access to several sources of liquidity, including cash flows from operations and cash on hand. In addition, we hold routine ongoing discussions with existing lenders and potential new lenders to refinance current debt on a longer term basis and, in recent years, have refinanced shorter term acquisition debt, with traditional longer term mortgage notes, many of which have been executed under government guaranteed lending programs. Over the next twelve months, we anticipate net principal disbursements of approximately $8.3 million, which includes $1.5 million of convertible debt, $4.3 million of senior debt attributable to the Quail Creek Facility, approximately $0.2 million of payments on shorter term vendor notes, $1.6 million of routine debt service amortization, and $0.7 million payment of other debt. Based on the described sources of liquidity, we expect sufficient funds for our operations and scheduled debt service, at least through the next twelve months.

On a longer term basis, at September 30, 2017, the Company has approximately $11.0 million of debt maturities due over the next two year period ending September 30, 2019. These debt maturities include the aforementioned $1.5 million of convertible promissory notes, which are convertible into shares of the common stock, in addition to $4.3 million with respect to the Quail Creek Credit Facility. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.

In order to satisfy our capital needs, we seek to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt or equity securities ; and (iii) increase operating cash flows through acquisitions. We anticipate that these actions, if successful, will provide the opportunity to maintain our liquidity, thereby permitting the Company to better meet its operating and financing obligations. However, there is no guarantee that such actions will be successful. Our ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American, formerly known as the NYSE MKT. In addition, the current dividend suspension prevents us from registering securities under the Securities Act of 1933 on Form S-3, which adversely impacts our ability to raise equity capital.

For a more detailed discussion, see Note 3 - Liquidity and Profitability and Note 17 - Subsequent Events to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q .

Acquisitions
For information regarding the Company’s acquisitions, see Note 10 - Acquisitions, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Divestitures
There were no divestitures for the three and nine months ended September 30, 2017. For historical information regarding the Company’s divestitures, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 - Discontinued Operations included in the Annual Report.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in 000’s)	2017	2016	Percent Change	2017	2016	Percent Change
Revenues:
Rental revenues	$5,983	$6,912	(13.4)%	$17,703	$20,651	(14.3)%
Management fee and other revenues	362	253	43.1%	1,081	760	42.2%
Total revenues	6,345	7,165	(11.4)%	18,784	21,411	(12.3)%
Expenses:
Facility rent expense	2,171	2,176	(0.2)%	6,512	6,523	(0.2)%
Depreciation and amortization	1,193	1,124	6.1%	3,499	4,176	(16.2)%
General and administrative expenses	1,063	1,598	(33.5)%	3,507	6,275	(44.1)%
Other operating expenses	517	241	114.5%	1,395	1,413	(1.3)%
Total expenses	4,944	5,139	(3.8)%	14,913	18,387	(18.9)%
Income from operations	1,401	2,026	(30.8)%	3,871	3,024	28.0%
Other expense:
Interest expense, net	1,011	1,801	(43.9)%	3,049	5,377	(43.3)%
Loss on extinguishment of debt	—	—	NM	63	—	NM
Other expense	105	—	NM	388	51	NM
Total other expense, net	1,116	1,801	(38.0)%	3,500	5,428	(35.5)%
Income (loss) from continuing operations before income taxes	285	225	26.7%	371	(2,404)	NM
Income tax expense	19	3	NM	20	3	NM
Income (loss) from continuing operations	266	222	19.8%	351	(2,407)	NM
Loss from discontinued operations, net of tax	(1,032)	(2,210)	(53.3)%	(2,049)	(6,513)	(68.5)%
Net loss	$(766)	$(1,988)	(61.5)%	$(1,698)	$(8,920)	(81.0)%

Three Months Ended September 30, 2017 and 2016

Rental Revenues—Total rental revenue decreased by $0.9 million, or 13.4%, to $6.0 million for the three months ended September 30, 2017, compared with $6.9 million for the same period in 2016. The decrease reflects lower rent due to the sale of the Arkansas Facilities on October 6, 2016, partially off-set by lease revenue from the Meadowood Facility (acquired on May 1, 2017) and the Peach Facilities. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Oceanside Facility and the Jeffersonville Facility under the Peach Health Sublease prior to recertification (which were recertified by CMS, in February 2017 and December 2016, respectively) and the Skyline Lease (which terminated upon sale of the Arkansas Facilities), for which rental revenue is recognized based on cash amount owed.
Management Fee and Other Revenues—Management fee and other revenues increased by $0.1 million, or 43.1%, to $0.4 million for the three months ended September 30, 2017, compared with $0.3 million for the same period in 2016, due to $0.1 million increase from the recognition of interest income related to lease inducements and seller note receivables.
Facility Rent Expense—Facility rent expense was $2.2 million for the three months ended September 30, 2017, and $2.2 million for the same period in 2016. Rent expense year over year is comparable due to the completion of the Company's transition to a healthcare property holding and leasing company. For further information see Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Depreciation and Amortization—Depreciation and amortization increased by $0.1 million, or 6.1%, to $1.2 million for the three months ended September 30, 2017, compared with $1.1 million for the same period in 2016. The decrease is primarily due to the sale of the Arkansas Facilities on October 6, 2016, that were classified as held for sale beginning May 2016, with the subsequent cessation of depreciation expense partially offset by depreciation on the Meadowood Facility acquired on May 1, 2017 and leasehold improvements on the Peach Facilities.
General and Administrative—General and administrative costs decreased by $0.5 million, or 33.5%, to $1.1 million for the three months ended September 30, 2017, compared with $1.6 million for the same period in 2016. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.2 million and (ii) a decrease in legal, contract services, IT, insurance and other expenses of approximately $0.3 million.
Other Operating Expenses—Other operating expense increased by $0.3 million, or 114.5%, to $0.5 million for the three months ended September 30, 2017, compared with $0.2 million for the same period in 2016. The increase is due to $0.3 million settlement expense related to the Settlement Agreement with Mr. McBride, the Company’s former Chief Executive Officer and Chairman of the Board, in the current year period.
Interest Expense, Net—Interest expense, decreased by $0.8 million, or 43.9%, to $1.0 million for the three months ended September 30, 2017, compared with $1.8 million for the same period in 2016. The decrease is mainly due to the repayment of $36.0 million of debt, and hence cessation of interest, in connection with the Arkansas Facilities and the sale thereof in October 2016 and $6.7 million principal repayment of the 2015 Notes on January 10, 2017 pursuant to the Tender Offer and the remaining $1.0 million on April 30, 2017, partially offset by $4.1 million in new financing for the Meadowood Facility.
Loss from Discontinued Operations—The loss from discontinued operations decreased by $1.2 million or 53.3% to $1.0 million for the three months ended September 30, 2017, compared with $2.2 million for the same period in 2016. The decrease is primarily due to lower bad debt expense. Current period expense comprises (i) an accrual for $0.8 million for a professional and general legal settlement and (ii) approximately $0.2 million for legal expenses.
Nine Months Ended September 30, 2017 and 2016
Rental Revenues—Total rental revenue decreased by $2.9 million, or 14.3%, to $17.7 million for the nine months ended September 30, 2017, compared with $20.7 million for the same period in 2016. The decrease reflects lower rent due to the sale of the Arkansas Facilities on October 6, 2016, partially off-set by lease revenue from the Meadowood Facility (acquired on May 1, 2017) and the Peach Facilities. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Oceanside Facility and the Jeffersonville Facility under the Peach Health Sublease prior to recertification (which were recertified by CMS, in February 2017 and December 2016, respectively), the Aria Subleases (which were terminated for non-payment of rent) and the Skyline Lease (which terminated upon sale of the Arkansas Facilities), for which rental revenue is recognized based on cash amount owed, and the sublease with affiliates of New Beginnings (which terminated in connection with the bankruptcy of such entities), for which rental revenue is recognized when cash is received.
Management Fee and Other Revenues—Management fee and other revenues increased by $0.3 million, or 42.2%, to $1.1 million for the nine months ended September 30, 2017, compared with $0.8 million for the same period in 2016, due to a $0.3 million increase from the recognition of interest income related to lease inducements and seller note receivables.
Facility Rent Expense—Facility rent expense was $6.5 million for the nine months ended September 30, 2017, and $6.5 million million for the same period in 2016. Rent expense year over year is comparable due to the completion of the Company's transition to a healthcare property holding and leasing company. For further information, see Note 7 - Leases, to the Company’s Notes to Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Depreciation and Amortization—Depreciation and amortization decreased by $0.7 million, or 16.2%, to $3.5 million for the nine months ended September 30, 2017, compared with $4.2 million for the same period in 2016. The decrease is primarily due to the sale of the Arkansas Facilities on October 6, 2016, that were classified as held for sale beginning May 2016, with the subsequent cessation of depreciation expense partially off-set by depreciation on the Meadowood Facility acquired on May 1, 2017 and leasehold improvements on the Peach Facilities.
General and Administrative—General and administrative costs decreased by $2.8 million, or 44.1%, to $3.5 million for the nine months ended September 30, 2017, compared with $6.3 million for the same period in 2016. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $1.0 million, (ii) a decrease in stock-based compensation expense of approximately $0.6 million and (iii) a decrease in legal, contract services, IT, insurance and other expenses of approximately $1.2 million.
Other Operating Expenses—Other operating expense decreased by $0.02 million, or 1.3%, to $1.4 million for the nine months ended September 30, 2017, compared with $1.4 million for the same period in 2016. The decrease is primarily due to (i) $0.8 million non-recurring prior year property and bed tax expenses, (ii) the release of $0.2 million workers compensation accrual in the prior year, off set by, (iii) an accrual for an potential indemnity obligation of the Company of approximately $0.2 million and (iv) an approximately $0.3 million investigation expense related to an internal investigation with respect to the circumstances surrounding the inaccurate representation of the educational credentials of William McBride, III, the Company’s then Chief Executive Officer and Chairman of the Board, in the current year period, and (v) an accrual of $0.3 million settlement with Mr. McBride.
Interest Expense, Net—Interest expense, decreased by $2.3 million or 43.3% to $3.0 million for the nine months ended September 30, 2017, compared with $5.4 million for the same period in 2016. The decrease is mainly due to the repayment of $36.0 million of debt, and hence cessation of interest, in connection with the Arkansas Facilities and the sale thereof in October 2016 and $6.7 million principal repayment of the 2015 Notes pursuant to the Tender Offer on January 10, 2017 and the remaining $1.0 million on April 30, 2017, partially offset by $4.1 million in new financing for the Meadowood Facility.
Loss on Debt Extinguishment—Loss on extinguishment of debt of $0.1 million for the nine months ended September 30, 2017, was due to a pre payment penalty incurred on March 20, 2017, when mortgage indebtedness related to the Coosa Valley Facility, and Attalla Health Care, a 182-bed skilled nursing facility located in Attalla, Alabama (“the Attalla Facility”), was reduced by $0.7 million and $0.8 million, respectively through the application of restricted cash held as collateral against such indebtedness.
Loss from Discontinued Operations—The loss from discontinued operations decreased by $4.5 million or (68.5)% to $2.0 million for the nine months ended September 30, 2017, compared with $6.5 million for the same period in 2016. The decrease is primarily due to lower bad debt expense. Current period expenses comprise an $0.8 million accrual for a professional and general legal settlement, the remaining $1.2 million is related to legal expenses, collection activities and bad debt.

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

Cash Flows
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2017	2016
Net cash provided by operating activities - continuing operations	$4,515	$2,806
Net cash used in operating activities - discontinued operations	(961)	(3,470)
Net cash (used in) provided by investing activities - continuing operations	(260)	6,217
Net cash used in financing activities - continuing operations	(15,739)	(5,736)
Net cash used in financing activities - discontinued operations	(485)	(1,080)
Net change in cash and cash equivalents	(12,930)	(1,263)
Cash and cash equivalents at beginning of period	14,045	2,720
Cash and cash equivalents at end of period	$1,115	$1,457

Nine Months Ended September 30, 2017

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2017 was approximately $4.5 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, rent revenue in excess of cash received and bad debt expense), primarily the result of routine operating activity.
Net cash used in operating activities—discontinued operations for the nine months ended September 30, 2017 was approximately $1.0 million. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims and is net of $1.2 million of collections on patient care receivables.

Net cash used investing activities—continuing operations for the nine months ended September 30, 2017 was approximately $0.3 million. This is the result of a net decrease in restricted cash deposits of approximately $1.9 million offset by (i) $1.4 million for the Meadowood acquisition transaction consisting of $5.5 million purchase price offset by the associated $4.1 million financing and (ii) capital expenditures of approximately $0.8 million on building improvements notably, for the Oceanside Facility and the Jeffersonville Facility to assist the Peach Health Sublessee in connection with recertification efforts and the purchase of land adjacent to our facility located in Georgetown, South Carolina.
Net cash used in financing activities—continuing operations was approximately $15.7 million for the nine months ended September 30, 2017. This is primarily the result of repayments of $7.7 million of convertible debt, $3.1 million of other existing debt obligations, $0.2 million payment to repurchase our common stock and $5.7 million payment of preferred stock dividends partially off-set by net proceeds of $1.0 million from issuances of shares of the Series A Preferred Stock.

Net cash used in financing activities—discontinued operations for the nine months ended September 30, 2017 was approximately $0.5 million payments for Medicaid and vendor notes.

Nine Months Ended September 30, 2016

Net cash provided in operating activities—continuing operations for the nine months ended September 30, 2016 was $2.8 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, share-based compensation, rent revenue in excess of cash received, and amortization of debt discounts and related deferred financing costs), all primarily the result of routine operating activity.

Net cash used in operating activities—discontinued operations for the nine months ended September 30, 2016 was approximately $3.5 million as we continued to settle legacy vendor liabilities.

Net cash provided by investing activities—continuing operations for the nine months ended September 30, 2016 was approximately $6.2 million. This is primarily the result of a net release in restricted cash deposits of approximately $3.6 million, earnest money deposit of $1.8 million received for the sale of the Arkansas Facilities on October 6, 2016 and proceeds from sale of property and equipment of approximately $1.5 million.
Net cash used in financing activities—continuing operations was approximately $5.7 million for the nine months ended September 30, 2016. This is primarily the result of repayments of existing debt obligations of approximately $10.5 million, and payments of dividends of approximately $5.5 million. These uses were offset by net cash proceeds received from issuances of shares of the Series A Preferred Stock and additional debt borrowings of approximately $6.8 million and $3.9 million, respectively.

Net cash used in financing activities—discontinued operations was approximately $1.1 million payments for vendor notes.

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

Accounts receivable, net totaled $1.1 million at September 30, 2017 and $2.4 million at December 31, 2016, of which $0.2 million and $0.9 million, respectively, related to patient care receivables from our legacy operations.
The allowance for doubtful accounts was $2.9 million and $7.5 million at September 30, 2017 and December 31, 2016, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
Professional and General Liability Claims. As of September 30, 2017, the Company was a defendant in a total of 42 unsettled professional and general liability actions commenced on behalf of former patients, of which 28 cases were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the lawsuit captioned Amy Cleveland et. al. v. APHR&R Nursing, LLC et al. filed on March 4, 2015 with the Circuit Court of Pulaski County, Arkansas, 16th Division, 6th Circuit. During the three months ended September 30, 2017, one professional and general liability claim against the Company was settled for $0.8 million and two previously dismissed without prejudice cases were refiled. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Two of the pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage. The actions are in various stages of discovery, and the Company intends to vigorously defend the claims.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s unaudited consolidated balance sheets of $6.7 million and $6.9 million at September 30, 2017, and December 31, 2016, respectively. The decrease in the reserve at September 30, 2017 primarily reflects the legal costs and associated settlement amounts paid. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 - Commitments and Contingencies included in the Annual Report.

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

Recently, the Company has experienced the departure of certain key management personnel.  As a result, the Company must now focus time and resources on recruiting new members for its executive management team. Changes in the Company’s executive management team may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the executive management team could have a negative impact on the Company’s ability to manage and grow its business effectively.  Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could have a material adverse effect on our business, financial condition, results of operations and prospects.

For a detailed description of certain risk factors that could affect our business, operations and financial condition, see Part I, “Item 1A. Risk Factors” of the Annual Report. The risk factors described in the Annual Report (“Risk Factors”) do not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. The Risk Factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because the Risk Factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock and Series A Preferred Stock could continue to decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For information regarding the Company’s new securities resulting from the modification of outstanding securities, see Item 5. - Other Information, located in Part II, Item 5, of this Quarterly Report on Form 10-Q.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

McBride Matters
On September 26, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), with Mr. McBride, our former Chief Executive officer and director, pursuant to which, among other things, and in lieu of any other rights or obligations under Mr. McBride’s employment agreement: (i) the Company agreed to pay Mr. McBride $60,000 in cash for wage claims; (ii) the Company issued to Mr. McBride an Unsecured Negotiable Promissory Note with an original principal amount of $300,000 (the “McBride Note”); (iii) Mr. McBride released the Company from all claims and liabilities, including those arising out of his employment, and his employment agreement, with the Company and his separation therefrom (but excluding claims to enforce the provisions of the Settlement Agreement, the McBride Note and the indemnification provisions under his employment agreement); (iv) the Company released Mr. McBride from all claims and liabilities arising out of his employment, and his employment agreement, with the Company and his separation therefrom (excluding (a) claims for intentional tortious conduct, fraud or arising out criminal misconduct other than in connection with such separation (provided such claims were not known to, or reasonably discoverable by the Company), and (b) claims to enforce the provisions of the Settlement Agreement and the restrictive covenants under the employment agreement); and (v) from after the effective date of the Settlement Agreement, the termination of Mr. McBride’s employment shall be deemed a resignation by Mr. McBride.
The McBride Note accrues interest at an annual rate of 4% and principal and interest is payable in 24 equal monthly installments of $13,027.42, which payments commenced on October 31, 2017 and shall end on September 30, 2019. Upon the existence and continuation of an Event of Default (as defined in the McBride Note), interest accrues at a default rate of eighteen percent 18% per annum.
Maturity date extension on convertible debt
On November 8, 2017, the Company entered into an Amendment No. 2 to Subordinated Convertible Note, with Cantone Asset Management LLC (“CAM”), which amended, effective October 31, 2017, the $1.5 million convertible promissory note originally issued by the Company to CAM in July 2012, as subsequently amended, to: (i) extend the maturity date from October 31, 2017 to April 30, 2018; (ii) increase the annual interest rate from 10.00% to 14.00%; and (iii) increase the default annual interest rate from 14.00% to 18.00%. In addition, the Company agreed to grant to CAM a second priority security interest in the Company’s College Park facility no later than December, 22, 2017. Failure to grant the security interest by December 22, 2017, will constitute an event of default under the promissory note.

The promissory note was issued, and subsequently amended, without registration under the Securities Act in reliance upon the private placement exemption set forth in Section 4(a)(2) of the Securities Act, based upon CAM’s status as an accredited investor, representations made by CAM, the isolated nature of the transaction and that the transaction did not involve a public offering. The promissory note may be converted to 352,941 shares of common stock at a conversion price of $4.25 at the option of the holder.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1	Asset Purchase Agreement, dated March 8, 2017, by and between Meadowood Retirement Village, LLC, and Meadowood Properties, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
2.2	Agreement and Plan of Merger by and between AdCare Health Systems, Inc., and Regional Health Properties, Inc., dated July 7, 2017	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2017
3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.2	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.3	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.8	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)
4.9	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.10
Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015
Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.11	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23.2 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008
4.12	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

4.13	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.14	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
4.15	Amendment to Subordinated Convertible Note Issued March 31, 2015, dated July 30, 2015, by and between AdCare Health Systems, Inc., and Cantone Asset Management, LLC and Cantone Research, Inc.	Incorporated by reference to Exhibit 10.105 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
4.16	Amendment No.2 to subordinated Convertible Note, Issued July 2, 2012, dated November 8, 2017 between Regional Health Properties Inc., and Cantone Asset Management LLC.	Filed herewith
4.17*	Unsecured Promissory Note, pursuant to Settlement Agreement dated September 26, 2017, effective October 4, 2017 by and between Regional Health Properties Inc., and William McBride, III	Filed herewith
10.1	Lease Agreement, dated March 22, 2017, by and between Meadowood Property Holdings, LLC and CRM of Meadowood, LLC	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.2	Amendment to Promissory Note, dated April 7, 2017, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.3	Loan Agreement, dated May 1, 2017, between Meadowood Property Holdings, LLC and the Exchange Bank of Alabama in the original amount of $4.1 million	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.4	Guaranty Agreement, dated April 6, 2017, executed by AdCare Health Systems, Inc., in favor of Congressional Bank, a Maryland chartered commercial bank	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.5	At Market Issuance Sales Agreement, dated May 26, 2017, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on May 26, 2017
10.6	Amendment to Loan Agreement Issued September 27, 2013, dated August 10, 2017, by and between QC Property Holdings, LLC and the Congressional Bank, a Maryland chartered commercial bank	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.7	Amendment to Loan Agreement Issued December 31, 2012, dated July 31, 2017, by and between Northwest Property Holdings, LLC and the First Commercial Bank	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.8	Settlement Agreement, Mutual Release and Form of Unsecured Promissory Note, dated September 26, 2017 by and between AdCare Health Systems Inc., and William McBride, III	Filed herewith
10.9	Joinder and First Amendment to Guarantee Issued September 27, 2013, dated September 28, 2017, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Congressional Bank.	Filed herewith
10.10	Joinder and First Amendment to Guarantee Issued May 1, 2017, dated September 29, 2017, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama	Filed herewith
10.11	Affirmation and Assumption of Loan Documents, Limited Guarantees and Security Agreements Issued September 29, 2017, by and Between Regional Health Properties, Inc., and Red Mortgage Capital, LLC	Filed herewith

10.12
Consent to Merger Issued October 2, 2017, pursuant to Third Amendment and Restated Multiple Facilities Lease dated October 29, 2010, as amended by the First Amendment and Restated Multiple Facilities Lease dated June 14, 2013, and a Second Amendment to Third Amended and Restated Facilities Lease dated September 1, 2015 (as amended, the :Mater Lease”); by and between Bonterra/Parkview, Inc., a Maryland corporation and ADK Bonterra/Parkview, LLC
Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited); (iii) Consolidated Statements of Stockholders’ Deficit for the nine months ended September 30, 2017 (unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).
Filed herewith
* Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 14, 2017	/s/ Brent Morrison
Brent Morrison
Interim Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2017	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)