Form 10-K
period 2017-12-31
REGIONAL HEALTH PROPERTIES, INC
filed 2018-04-16
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number 001-33135

Regional Health Properties, Inc.

(Exact name of registrant as specified in its charter)

Georgia	81-5166048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
454 Satellite Boulevard NW, Suite 100, Suwanee, GA	30024-7191
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (678) 869-5116

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NYSE American
10.875% Series A Cumulative Redeemable Preferred Stock, no par value	NYSE American

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

The aggregate market value of Regional Health Properties, Inc.’s common stock held by non-affiliates as of June 30, 2017, the last business day of Regional Health Properties Inc.’s most recently completed second fiscal quarter, was $19,083,752. The number of shares of Regional Health Properties, Inc., common stock, no par value, outstanding as of March 17, 2018, was 19,813,499.

Regional Health Properties, Inc.

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

Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•

Our ability to achieve the benefits that we expected to achieve from our transition to a healthcare property holding and leasing company (the “Transition”), including increased cash flow, reduced general and administrative expenses, and a lower cost of capital;

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

PART I.

Item 1.    Business

Overview

Regional Health Properties, Inc. (“Regional Health” or “Regional”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2017, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast.  The Company’s facilities provide a range of healthcare and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

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

Historically, AdCare’s business was focused primarily on owning and operating skilled nursing facilities and managing such facilities for unaffiliated owners with whom AdCare had management contracts. In July 2014, the board of directors approved and commenced a strategic plan to transition AdCare from an operator of healthcare facilities to a healthcare property holding and leasing company (the “Transition”). To effect the Transition, AdCare and its subsidiaries: (i) leased to third-party operators all of the healthcare properties which they own and previously operated; (ii) subleased to third-party operators all of the healthcare properties which they lease (but do not own) and previously operated; and (iii) retained a management agreement to manage two skilled nursing facilities and one independent living facility for third parties. The Transition was completed in December 2015, and, as a result of the Transition, our business has many of the characteristics of a real estate investment trust (“REIT”) and is focused on the ownership, acquisition and leasing of healthcare properties.

On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health, a Georgia corporation and a then wholly owned subsidiary of AdCare formed for the purposes of the Merger, with Regional Health continuing as the surviving corporation in the Merger.

As a consequence of the Merger:

•

the outstanding shares of AdCare’s common stock, no par value per share (the “AdCare common stock”), converted, on a one-for-one basis, into the same number of shares of Regional Health’s common stock, no par value per share (the “RHE common stock”);

•

the outstanding shares of AdCare’s 10.875% Series A Cumulative Redeemable Preferred Stock (the “AdCare Series A Preferred Stock”) converted, on a one-for-one basis, into the same number of shares of Regional Health’s 10.875% Series A Cumulative Redeemable Preferred Stock (the “RHE Series A Preferred Stock”);

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

•	Regional Health became the successor issuer to AdCare and succeeded to the assets and continued the business and assumed the obligations of AdCare;
•	the RHE common stock and RHE Series A Preferred Stock commenced trading on the NYSE American LLC (“NYSE American”) immediately following the Merger;
•

the rights of the holders of RHE common stock and RHE Series A Preferred Stock are governed by the amended and restated articles of incorporation of RHE (the “RHE Charter”) and the amended and restated bylaws of RHE (the “RHE Bylaws”). The RHE Charter is substantially equivalent to AdCare’s articles of incorporation, as amended (the “AdCare Charter”), except that the RHE Charter includes ownership and transfer restrictions related to the RHE common stock. The RHE Bylaws are substantially equivalent to the bylaws of AdCare, as amended (the “AdCare Bylaws”);

•	there was no change in the assets we hold or in the business we conduct; and
•	there is no fundamental change to our current operational strategy.

As a result of the Merger, the RHE Charter contains ownership and transfer restrictions with respect to the common stock. These ownership and transfer restrictions will better position the Company to comply with certain U.S. federal income tax rules applicable to REITs under the Internal Revenue Code of 1986, as amended (the “Code”) to the extent such rules relate to the common stock. The RHE Board continues to analyze and consider: (i) whether and, if so, when, the Company could satisfy the requirements to qualify as a REIT under the Code; (ii) the structural and operational complexities which would need to be addressed before the Company could qualify as a REIT, including the disposition of certain assets or the termination of certain operations which may not be REIT compliant; and (iii) if the Company were to qualify as a REIT, whether electing REIT status would be in the best interests of the Company and its shareholders in light of various factors, including our significant consolidated federal net operating loss carryforwards. There is no assurance that the Company will qualify as a REIT in future taxable years or, if it were to so qualify, that the RHE Board would determine that electing REIT status would be in the best interests of the Company and its shareholders.

When used in this Annual Report, unless otherwise specifically stated or the context otherwise requires, the terms:

•	“Board” refers to the AdCare Board with respect to the period prior to the Merger and to the RHE Board with respect to the period after the Merger;
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

•	“Charter” refers to the AdCare Charter with respect to the period prior to the Merger and to the RHE Charter with respect to the period after the Merger.
•	“Bylaws” refers to the AdCare Bylaws with respect to the period prior to the Merger and to the RHE Bylaws with respect to the period after the Merger.

Our principal executive offices are located at 454 Satellite Boulevard NW, Suite 100, Suwanee, GA 30024, and our telephone number is (678) 869-5116. We maintain a website at www.regionalhealthproperties.com. The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.

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

As of December 31, 2017, the Company owns, leases, or manages 30 facilities, which are located primarily in the Southeast. Of the 30 facilities, the Company: (i) leased 14 owned and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7- Leases to our audited consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

The following table provides summary information regarding the number of facilities and related operational beds/units by state and property type as of December 31, 2017:

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

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of December 31, 2017:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	8	936
Beacon Health Management	7	585
Wellington Health Services	4	641
Peach Health Group	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	27	2,897
Regional Health Managed	3	332
Total	30	3,229

(1)

Represents the number of facilities which are leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 7 – Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data”, and “Portfolio of Healthcare Investments” in Part I, Item 1., “Business”, of this Annual Report.

Acquisitions, Dispositions, and Leasing Transactions

Acquisitions. On March 8, 2017, the Company executed a purchase and sale agreement (the “Meadowood Purchase Agreement”) with Meadowood Retirement Village, LLC and Meadowood Properties, LLC to acquire an  assisted living and memory care community with 106 operational beds in Glencoe, Alabama (the “Meadowood Facility”) for $5.5 million cash. In addition, on March 21, 2017, the Company executed a long-term, triple net operating lease with an affiliate of C.R. Management (the “Meadowood Operator”) to lease the Meadowood Facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the Meadowood Operator may exercise the lease renewal for the Meadowood Facility if its affiliate exercises the lease renewal option for Coosa Valley Health Care, a 124-bed skilled nursing facility located in Gadsden, Alabama (the “Coosa Valley Facility”); and (v) a security deposit equal to one month of base rent. The Company completed the purchase of the Meadowood Facility on May 1, 2017 pursuant to the Meadowood Purchase Agreement, at which time the lease commenced and operations of the Meadowood Facility transferred to the Meadowood Operator. On May 1, 2017, in connection with the Meadowood Purchase Agreement, the Company entered into a loan agreement (the ‘Meadowood Credit Facility”) with the Exchange Bank of Alabama, which provides for a $4.1 million principal amount secured credit facility maturing on May 1, 2022. Interest on the Meadowood Credit Facility accrues on the principal balance thereof at 4.5% per annum. The Meadowood Credit Facility is secured by the Meadowood Facility.

Dispositions. On February 3, 2016, the Company terminated the separate lease agreements for nine facilities (the “Arkansas Facilities”) with affiliates of Aria Health Group, LLC (“Aria”) collectively (the “Aria Subleases”) and entered into leases with affiliates of Skyline Health Care LLC (“Skyline”), pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”), which commenced on April 1, 2016. On October 6, 2016, the Company sold the Arkansas Facilities to Little Ark Realty Holdings, LLC, an affiliate of Skyline. The aggregate sales price of the Arkansas Facilities was $55 million, which consisted of cash consideration of $52.0 million and a promissory note maturing March 31, 2022 with a principal amount of $3 million. The Company realized net proceeds of approximately $20.0 million (excluding the promissory note) after repayment of certain mortgage indebtedness with respect to the Arkansas Facilities.

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

On June 18, 2016, the Company, entered into a new master sublease agreement (the “Peach Health Sublease”) with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”), providing that Peach Health Sublessee would take possession of the facilities (the “Peach Facilities”) subleased to affiliates of New Beginnings Care, LLC (“New Beginnings”). The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”). The Peach Health Sublease became effective for the Jeffersonville Facility, on June 18, 2016 and for the Savannah Beach and Oceanside Facilities on July, 13, 2016.

Leasing Transactions. As of the date of this Annual Report, the Company has leased or subleased, as applicable, the following facilities to tenants:

Facility Name	State	Owned / Leased	Transaction Type	Commencement Date
2015
College Park	GA	Owned	Lease	4/1/2015
LaGrange	GA	Leased	Sublease	4/1/2015
Sumter Valley	SC	Owned	Lease	4/1/2015
Georgetown	SC	Owned	Lease	4/1/2015
Powder Springs	GA	Leased	Sublease	4/1/2015
Tara	GA	Leased	Sublease	4/1/2015
Heritage Park	AR	Owned	Lease	5/1/2015
Homestead Manor	AR	Owned	Lease	5/1/2015
Stone County SNF	AR	Owned	Lease	5/1/2015
Stone County ALF	AR	Owned	Lease	5/1/2015
Northridge	AR	Owned	Lease	5/1/2015
West Markham	AR	Owned	Lease	5/1/2015
Woodland Hills	AR	Owned	Lease	5/1/2015
Cumberland	AR	Owned	Lease	5/1/2015
Mountain Trace	NC	Owned	Lease	6/1/2015
Glenvue	GA	Owned	Lease	7/1/2015
Hearth & Care of Greenfield	OH	Owned	Lease	8/1/2015
The Pavilion Care Center	OH	Owned	Lease	8/1/2015
Eaglewood ALF	OH	Owned	Lease	8/1/2015
Eaglewood Care Center	OH	Owned	Lease	8/1/2015
Covington Care Center	OH	Leased	Sublease	8/1/2015
Bonterra	GA	Leased	Sublease	9/1/2015
Parkview	GA	Leased	Sublease	9/1/2015
Autumn Breeze	GA	Owned	Lease	9/30/2015
River Valley	AR	Owned	Lease	11/1/2015
Quail Creek	OK	Owned	Lease	12/31/2015
Northwest	OK	Owned	Lease	12/31/2015
2016
Cumberland (1)	AR	Owned	Lease	4/1/2016
Heritage Park (1)	AR	Owned	Lease	4/1/2016
Homestead Manor (1)	AR	Owned	Lease	4/1/2016
Northridge (1)	AR	Owned	Lease	4/1/2016
River Valley (1)	AR	Owned	Lease	4/1/2016
Stone County SNF (1)	AR	Owned	Lease	4/1/2016
Stone County ALF (1)	AR	Owned	Lease	4/1/2016
West Markham (1)	AR	Owned	Lease	4/1/2016
Woodland Hills (1)	AR	Owned	Lease	4/1/2016
Jeffersonville (2)	GA	Leased	Sublease	6/18/2016
Oceanside (2)	GA	Leased	Sublease	7/13/2016
Savannah Beach (2)	GA	Leased	Sublease	7/13/2016
2017
Meadowood (3)	AL	Owned	Lease	5/1/2017

(1)

On February 3, 2016, the Company terminated the leases with Aria and entered into leases with affiliates of Skyline, which commenced on April 1, 2016. On October 6, 2016, the Company sold the Arkansas Facilities to Little Ark Realty Holdings, LLC, an affiliate of Skyline.

(2)

On June 18, 2016, a subsidiary of the Company entered into the Peach Health Sublease with Peach Health Sublessee of Peach Health, providing that Peach Health Sublessee would take possession of the facilities (the “Peach Facilities”) subleased to affiliates of New Beginnings. The Peach Facilities are comprised of the Oceanside Facility, the Savannah Beach Facility and the Jeffersonville Facility. The Peach Health Sublease became effective for the Jeffersonville Facility on June 18, 2016 and for the Savannah Beach and Oceanside Facilities on July 13, 2016.

(3)

On May 1, 2017, a new lease agreement to operate the Meadowood Facility commenced between a subsidiary of the Company and a subsidiary of C.R Management. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision with the Coosa Valley Facility; and (v) a security deposit equal to one month of base rent.

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

Competitive Strengths

We believe we possess the following competitive strengths:

Long-Term, Triple-Net Lease Structure. All of our real estate properties are leased under triple-net operating leases with initial terms generally ranging from ten to fifteen years pursuant to which the tenants are responsible for all facility maintenance, insurance and taxes, and utilities. As of December 31, 2017, the leases had an average remaining initial term of approximately 10 years. In addition, the average rent escalator is approximately 2.5%. We also typically receive additional security under these leases in the form of security deposits from the lessee and guarantees from the parent or other related entities of the lessee.

Tenant Diversification. Our 30 properties (including the three facilities that are managed by us) are operated by a total of 30 separate tenants, with each of our tenants being affiliated with one of six local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between two and eight of our facilities, with our most significant operators, C.R Management and Beacon Health Management, each operating eight and seven facilities, or 27% and 23% of the total number of our facilities, respectively. We believe that our tenant diversification should limit the effect of any operator’s financial or operating performance decline on our overall performance.

Geographically Diverse Property Portfolio. Our portfolio of 30 properties, comprising 3,229 beds/units, is diversified across six states. Our properties in any one state did not account for more than 51% of our total beds/units as of December 31, 2017. Properties in our largest state, Georgia, are geographically dispersed throughout the state. We believe this geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

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

Resolve Legacy Professional and General Liability Claims. As a result of the Transition (which was completed in December 2015), the Company no longer operates skilled nursing facilities. The Company, however, continues to be subject to certain pending professional and general liability actions with respect to the time it operated skilled nursing facilities, including claims that the services the Company provided while an operator resulted in the injury or death of patients and claims related to professional and general negligence, employment, staffing requirements and commercial matters. Management is committed to resolving pending claims. See Part I, Item 3, “Legal Proceedings” in this Annual Report.

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

Our ability to generate rental revenues from our properties also depends on the competition faced by our tenants. Our tenants compete on a local and regional basis with other healthcare operating companies that provide comparable services. Our tenants compete to attract and retain patients and residents based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered qualified personnel, physician referrals and family preferences. The ability of our tenants to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations.

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

Management Fee and Other Revenue. The Company recognizes management fee revenues received as services are provided. Further, the Company recognizes income from lease inducement receivables and interest income from loans and investments, using the effective interest method when collectability is reasonably assured. We apply the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectability of our rent receivables, including straight-line rent receivables. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates.

Accounts receivable, net totaled $0.9 million at December 31, 2017 compared with $2.4 million at December 31, 2016, of which $0.0 million and $0.9 million, respectively, related to patient care receivables from our legacy operations.

At December 31, 2017, we allowed for approximately $2.6 million on approximately $2.6 million of gross patient care related receivables. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts. Any changes in patient care receivable allowances are recognized as a component of discontinued operations.

Government Regulation

Healthcare Regulation. Our tenants are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certain certificate of need requirements ("CON"), government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, data privacy and security, and other laws and regulations governing the operation of healthcare facilities. We expect that the healthcare industry will, in general, continue to face increased regulation and pressure in these areas. The applicable rules are wide-ranging and can subject our tenants to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by tenants, operators and managers can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors” in this Annual Report.

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

In addition, many of our skilled nursing facilities are subject to state CON laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, and investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict a tenant’s ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the tenant’s revenues and, in turn, its ability to make rental payments under and otherwise comply with the terms of our leases. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a property operator who is excluded from participating in a federal or state healthcare program (as discussed below), our ability to replace the operator may be affected by a particular state’s CON laws, regulations, and applicable guidance governing changes in provider control.

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

Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are also subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Long-term/post-acute care facilities are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Private enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees, and competitors. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages and a civil penalty of up to $22,363 per claim.

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

There has been an increased federal and state HIPAA privacy and security enforcement effort and we expect this trend to continue. Under HITECH, state attorneys general have the right to prosecute HIPAA violations committed against residents of their states. Several such actions have already been brought against both covered entities and a business associate, and continued enforcement actions are likely to occur in the future. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby individuals who are harmed by HIPAA violations may receive a percentage of the civil monetary penalty fine or monetary settlement paid by the violator.

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

Government Reimbursement

The majority of skilled nursing facilities’ (“SNF”) reimbursement is through Medicare and Medicaid. These programs are often their largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place”, allowing senior citizens to stay longer in seniors housing communities, and diverting or delaying their admission into SNFs. The potential risks that accompany these regulatory and market changes are discussed below.

•

Enabled by the Medicare Modernization Act (2003) and subsequent laws, Medicare and Medicaid have implemented pilot programs (officially termed demonstrations or models) to “divert” elderly from SNFs and promote “aging in place” in “the least restrictive environment.” Several states have implemented Home and Community-based Medicaid waiver programs that increase the support services available to senior citizens in senior housing, lengthening the time that many seniors can live outside of a SNF. These Medicaid waiver programs are subject to re-approval and pilots are time-limited. Roll-back or expiration of these programs could have an adverse effect on the senior housing market.

•

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. On July 16, 2015, CMS issued a proposed rule that, for the first time in nearly 25 years, would comprehensively update the SNF requirements for participation under Medicare and Medicaid. Among other things, the proposed rule addresses requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. We cannot accurately predict the effect the final rule will have on our tenants’ business once it is promulgated. Failure to obtain and maintain Medicare and Medicaid certification by our tenants would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our tenants’ profitability and cash flows which, in turn, could adversely affect their ability to satisfy their obligations to us. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our tenants’ operations. No assurance can be given that such reforms will not have a material adverse effect on our tenants or on their ability to fulfill their obligations to us.

•

As a result of the Healthcare Reform Law, and specifically Medicaid expansion and establishment of Health Insurance Exchanges providing subsidized health insurance, more Americans have health insurance. These newly-insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The Healthcare Reform Law remains controversial and continued attempts to repeal or reverse aspects of the law (see discussion in Part I, Item 1A, "Risk Factors" in this Annual Report concerning a possible repeal of Healthcare Reform Law following the 2016 presidential election) could result in insured individuals losing coverage, and consequently foregoing services offered by provider tenants in medical buildings and other healthcare facilities. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Law but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion - and to forego funding for the Medicaid expansion - without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, the federal matching rate decreased to 94% in 2018. We cannot predict whether other current or future efforts to repeal or amend the Healthcare Reform Law will be successful. Even absent changes to the Healthcare Reform Law, the executive branch of the federal government may make significant changes to the enforcement and implementation of Healthcare Reform Law requirements. We cannot predict the impact that any such repeal or amendment of the Healthcare Reform Law or related action by the executive branch would have on our operators or tenants and their ability to meet their obligations to us. We cannot predict whether the existing Healthcare Reform Law, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Healthcare Reform Law or future legislation, our revenue and operations may be adversely affected as well.

•

The CMS is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to capitated, value-based, and bundled payment approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly eight million Medicare beneficiaries now receive care via Accountable Care Organizations, and Medicare Advantage health plans now provide care for roughly seventeen million Medicare beneficiaries. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014 was enacted, which implements value-based purchasing for SNFs. Beginning in fiscal year 2019, 2% of SNF payments will be withheld and approximately 50% to 70% of the amount withheld will be paid to SNFs through value-based payments. SNFs began reporting the claims-based 30-Day All-Cause Readmission Measure on October 1, 2015 and began reporting a resource use measure on October 1, 2016. Both measures are publicly available.

•

In October 2015, the U.S. Government Accountability Office (“GAO”) released a report recommending that CMS continue to improve data and oversight of nursing home quality measures. The GAO found that although CMS collects several types of data that give some insight into the quality of nursing homes, the data could provide a clearer picture of nursing home quality if some underlying problems with the data (i.e., the use of self-reported data and non-standardized survey methodologies) are corrected. The GAO recommended, among other things, that CMS implement a clear plan for ongoing auditing of self-reported data and establish a process for monitoring oversight modifications to better assess their effects. According to the GAO, timely completion of these actions is particularly important because Medicare payments to nursing homes will be dependent on quality data, through the implementation of the value based purchasing program, starting in fiscal year 2019. HHS agreed with the GAO’s recommendations, and to the extent such recommendations are implemented, they could impact our operators and tenants.

•

The majority of Medicare payments continue to be made through traditional Medicare Part A and Part B fee-for-service schedules. The Medicare and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015 (“MACRA”) addressed the risk of a Sustainable Growth Rate cut in Medicare payments for physician services. However, other annual Medicare payment regulations, particularly with respect to certain hospitals, skilled nursing care, and home health services have resulted in lower net pay increases than providers of those services have often expected. In addition, MACRA established a multi-year transition into pay-for-quality approaches for Medicare physicians and other providers. This includes payment reductions for providers who do not meet government quality standards. The implementation of pay-for-quality models is expected to produce funding disparities that could adversely impact some provider tenants in medical buildings and other healthcare properties.

•

Medicare reimburses nursing centers under a fixed payment methodology named the Skilled Nursing Facility Prospective Payment System (“SNF PPS”). SNF PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally increased or decreased each October when the federal fiscal year begins. On July 29, 2016, CMS released its final rule outlining the fiscal year 2017 Medicare payments for SNFs, which began October 1, 2016. The 2017 final rule provided for an approximate 2.4% rate update. This estimated increase consisted of a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity required by the Healthcare Reform Law. CMS estimated the update would increase overall payments to SNFs in fiscal year 2017 by $920 million compared to fiscal year 2016 levels.

•

In January 2016, the Medicare Payment Advisory Commission finalized its recommendations, among other things advising Congress to eliminate market basket updates for SNFs for fiscal years 2017 and 2018 and directing the Secretary of HHS to revise the SNF prospective payment system. The OIG has increased focus in recent years on billing practices by SNFs. In September 2015, OIG issued a report calling for reevaluation of the Medicare payment system for SNFs. In particular, OIG found that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy, and that, under the current payment system, SNFs increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same. OIG determined that its findings demonstrated the need for CMS to reevaluate the Medicare SNF payment system, concluding that payment reform could save Medicare billions of dollars and encourage SNFs to provide services that are better aligned with beneficiaries’ care needs. OIG issued (1) its findings regarding the fiscal year 2015 Top Management and Performance Challenges Facing HHS and (2) the FY 2016 OIG Work Plan. Both cited SNF billing as an area that creates incentives for providers to bill more expensive care instead of the appropriate levels of care, requiring ongoing government monitoring and auditing for compliance. The OIG formulates a formal work plan each year for nursing centers. The OIG’s most recent work plan indicates that among other things, the OIG’s investigative and review focus in 2018 for nursing facilities will include analysis of resident diagnosis to address issues with quality of care reporting and investigation of abuse or neglect within the facilities. If followed, these reports and recommendations may impact our tenants. We cannot predict the likelihood, scope or outcome of any such investigations on our tenants if these recommendations are implemented.

•

On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, and improvements in function, independently worsened and antianxiety or hypnotic medication among nursing home residents. CMS incorporates all of these measures into the calculation of the Nursing Home Five-Star Quality Ratings.

•

On July 29, 2016, CMS issued its final rule laying out the performance standards relating to preventable hospital readmissions from SNFs. The final rule includes the SNF 30-day All Cause Readmission Measure, which assesses the risk-standardized rates of all-cause, all conditions, unplanned inpatient readmissions for Medicare fee-for-service patients of SNFs within 30 days of discharge from admission to an inpatient prospective payment system (IPPS) hospital, critical access hospital (CAH), or psychiatric hospital. The final rule includes the SNF 30-Day Potentially Preventable Readmission Measure as the SNF all condition risk adjusted potentially preventable hospital readmission measure. This measure assesses the facility-level risk-standardized rate of unplanned, potentially preventable hospital readmissions for SNF patients within 30 days of discharge from a prior admission to an IPPS hospital, CAH, or psychiatric hospital. Hospital readmissions include readmissions to a short-stay acute-care hospital or CAH, with a diagnosis considered to be unplanned and potentially preventable.

•

On September 16, 2016, CMS issued its final rule concerning emergency preparedness requirements for Medicare and Medicaid participating providers, including long-term care facilities and intermediate care facilities for individuals with intellectual disabilities. The rule is designed to ensure providers and suppliers have comprehensive and integrated emergency policies and procedures in place, in particular during natural and man-made disasters. Under the rule, facilities are required to (i) document risk assessment and emergency planning, (ii) develop and implement policies and procedures based on that risk assessment, (iii) develop and maintain an emergency preparedness communication plan in compliance with both federal and state law, and (iv) develop and maintain an emergency-preparedness training and testing program. Facilities were required to have been in compliance with these regulations by November 15, 2017. We cannot predict the impact of these regulations on our tenants.

•

On July 31, 2017, CMS released its final rule outlining fiscal year 2018 Medicare payment rates and quality programs for SNFs. The policies in the final rule continue to shift Medicare payments from volume to value. CMS projects that aggregate payments to SNFs will increase by a net 1.0% for fiscal year 2018. This estimated increase reflected a 1.0% market basket increase required under Healthcare Reform Law. This final rule also further defines the SNFs’ Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports. CMS projects that the update will increase overall payments to SNFs in fiscal year 2018 by $370 million compared to fiscal year 2017 levels. The effect of the 2018 PPS rate update on our tenants’ revenues will be dependent upon their census and the mix of patients at the various PPS pay rates. In addition, we cannot predict how future changes may impact reimbursement rates under the SNF PPS system.

•

On February 8, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (The “BBA”) extending the reduction in Medicare provider payments commonly called the “sequestration.”  This automatic payment reduction remains at 2% and applies to all Medicare physician claims and certain other claims, including physician-administered medications, submitted after April 1, 2013.  Scheduled to expire in 2025, the BBA extended the sequestration through 2027.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2016 or 2017.

Employees

As of December 31, 2017, we had 16 employees of which 12 were full-time employees (excluding facility-level employees related to the Company's management services agreement for three facilities in Ohio).

Item 1A.    Risk Factors

The following are certain risk factors that could affect our business, operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. This section does not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock and the Series A Preferred Stock could decline.

Risks Related to Our Business

If we are unable to resolve our professional and general liability actions on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to former patients. Although the Company settles cases from time to time if settlement is advantageous to the Company, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable and there is risk in the Company's strategy of aggressively defending these cases. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition.

The Company is a defendant in 37 professional and general liability actions commenced on behalf of former patients.  These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing while patients of facilities operated by the Company.  Of these 37 actions, the Company reached a settlement in principle with respect to 25 of such actions as discussed under Part I, Item 3., “Legal Proceedings.”  Of the remaining 12 actions not subject to the settlement in principle, two of such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage.

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with its Transition. The Company has established a self-insurance reserve with respect to the pending actions included within “Accrued expenses and other” in the Company’s consolidated balance sheets, of $5.1 million and $6.9 million at December 31, 2017, and December 31, 2016, respectively. Additionally, at December 31, 2017, $0.2 million was reserved in “Other liabilities” and $0.5 million in “Accounts payable” in the Company’s consolidated balance sheet. See Note 15 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data.”  Also see “Critical Accounting Policies - Self Insurance Reserve” and “Liquidity and Capital Resources - Cash Requirements” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgement, unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate, and legal costs of settling or litigating the pending actions, as applicable.

Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. The amount of the self-insurance reserve may increase, perhaps by a material amount, in any given period, particularly if the Company determines that it has probable exposure in one or more actions. If we are unable to resolve the pending actions on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operations. We have a history of operating losses and may incur losses in the future.

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

Our 27 properties (excluding the three facilities that are managed by us) are operated by a total of 27 separate tenants, with each of our tenants being affiliated with one of six local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between two and eight of our facilities, with our most significant operators, C.R Management and Beacon Health Management, each operating (through a group of affiliated tenants) eight and seven facilities, respectively. We, therefore depend, on tenants who are affiliated with C.R Management and Beacon Health Management for a significant portion of our revenues. We cannot assure you that the tenants affiliated with C.R Management and Beacon Health Management will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

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

Our tenants who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation-Healthcare Regulation” in Part I, Item 1, “Business” in this Annual Report. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were brought against our tenants, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our tenants’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases, which, in turn, could have a material adverse effect on us.

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

The Healthcare Reform Law provides those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, that became effective January 1, 2014, if certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states to elect not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early 2018, roughly three-fifths of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants. While the federal government paid for approximately 100% of those additional costs from 2014 through 2016, states have been responsible for part of those additional costs since 2017. In light of this, at least one state that has passed legislation to allow the state to expand its Medicaid coverage has included sunset provisions in the legislation that require that the expanded benefits be reduced or eliminated if the federal government’s funding for the program is decreased or eliminated, permitting the state to re-visit the issue once it begins to share financial responsibility for the expansion. With increasingly strained budgets, it is unclear how states that do not include such sunset provisions will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams.

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

It is possible that legislation will be introduced and passed by the Republican-controlled Congress repealing the Healthcare Reform Law in whole or in part and signed into law by President Trump, consistent with statements made by him during his presidential campaign indicating his intention to do so. In the absence of legislation repealing the Healthcare Reform Law, President Trump issued an executive order on October 12, 2017 directing federal agencies to reevaluate regulations and guidance associated with the Healthcare Reform Law. The effects of this executive order are unknown and it is possible that additional executive orders related to the Healthcare Reform Law may be issued. Because of the continued uncertainty about the implementation of the Healthcare Reform Law, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the Healthcare Reform Law or its repeal on our tenants and, thus, their ability to meet their obligations to us. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislative or policy changes or implementations affecting additional fundamental changes in the healthcare delivery system. We cannot provide assurances as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislative or policy changes on our tenants and, thus, their ability to meet their obligations to us.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. Such laws often impose liability regardless of the owner’s knowledge of, or responsibility for, the presence or disposal of such substances. As a result, liability may be imposed on the owner in connection with the activities of an operator of the property.

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

During 2017, the Company experienced the departure of certain key management personnel.  As a result, the Company must now focus time and resources on recruiting new members for its executive management team. Changes in the Company's executive management team may be disruptive to, or cause uncertainty in, the Company's business, and any additional changes to the executive management team could have a negative impact on the Company's ability to manage and grow its business effectively.  Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Potential REIT Election

As previously discussed, the Board is in the process of evaluating the feasibility of the Company in the future qualifying for and electing status as a REIT under the Code. If the Board determines for any future taxable year, after further consideration and evaluation, that the Company qualifies as a REIT under the Code and that electing status as a REIT under the Code would be in the best interests of the Company and its shareholders, then there would be certain risks we would face if we subsequently elected REIT status, including the risks set forth below under this “- Risks Related to REIT Election” section.  The applicability of these risks assumes that: (i) we would qualify in a future taxable year as a REIT under the Code; (ii) the Board determines that electing status as a REIT under the Code is in the best interests of the Company and its shareholders; and (iii) we subsequently elect status as a REIT under the Code.

Complying with the REIT requirements may cause us to liquidate assets or hinder our ability to pursue otherwise attractive asset acquisition opportunities.

To qualify as a REIT for federal income tax purposes, we would need to continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our shareholders. For example, to qualify as a REIT, we would need to ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by any taxable REIT subsidiary (“TRS”)) generally could not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) could consist of the securities of any one issuer, and no more than 20% of the value of our total assets could be represented by securities of one or more TRSs.  If we were to elect as a REIT under the Code and subsequently we fail to comply with these requirements at the end of any calendar quarter, then we would need to correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we could be required to liquidate assets.

In addition to the asset tests set forth above, to qualify and be subject to tax as a REIT, we would generally be required, after the utilization of any available federal net operating loss carryforwards, to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) each year to our shareholders. If we were to elect as a REIT under the Code, any determination as to the timing or amount of future dividends would be based on a number of factors, including investment opportunities and the availability of our existing federal net operating loss carryforwards. If we were to elect as a REIT under the Code, and to the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income (after the application of available federal net operating loss carryforwards, if any), we would be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we would be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than a minimum amount specified under the Code. These distribution requirements could hinder our ability to pursue otherwise attractive asset acquisition opportunities. Furthermore, if we were to elect as a REIT under the Code, our ability to compete for acquisition opportunities in domestic markets may be adversely affected if we were to need, or require, the target company to comply with certain REIT requirements. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders and amounts available for making payments on our indebtedness.

Qualifying as a REIT involves highly technical and complex provisions of the Code. If we were to elect as a REIT under the Code, and we fail to qualify as a REIT or fail to remain qualified as a REIT, to the extent we have REIT taxable income and have utilized our federal net operating loss carryforwards, we would be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our potential REIT qualification. Our qualification as a REIT would depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we have not and will not obtain independent appraisals.

If we were to qualify and elect as a REIT under the Code for a future taxable year, and subsequently we fail to qualify as a REIT in any taxable year, to the extent we have taxable income and have utilized our federal net operating loss carryforwards, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income.  Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our stock. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT (after having elected as a REIT under the Code). If we were to fail to qualify for taxation as a REIT after having elected as a REIT under the Code, we may be required to borrow additional funds or liquidate assets to pay any additional tax liability and, therefore, funds available for investment and making payments on our indebtedness would be reduced.

We may be required to borrow funds, sell assets, or raise equity to satisfy REIT distribution requirements.

If we were to elect as a REIT under the Code, from time to time thereafter we might generate REIT taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we were to not have other funds available in those situations, we would need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings, to enable us to satisfy the REIT distribution requirement and to avoid U.S. federal corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs and our leverage or require us to distribute amounts that would otherwise be invested in future acquisitions or stock repurchases. Thus, if we were to elect as a REIT under the Code: (i) continued compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our stock; and (ii) continued compliance with the REIT distribution requirements may increase the financing we would need to fund capital expenditures, future growth, or expansion initiatives, which would increase our total leverage.

Covenants specified in the instruments governing our indebtedness may limit our ability to make required REIT distributions.

If we were to elect as a REIT under the Code, restrictive loan covenants in the instruments governing our indebtedness may prevent us from satisfying REIT distribution requirements and, after such election, we could fail to qualify for taxation as a REIT.  If these covenant limitations were not to jeopardize our qualification for taxation as a REIT but nevertheless were to prevent us from distributing 100% of our REIT taxable income, then we would be subject to U.S. federal corporate income tax, and potentially the nondeductible 4% excise tax, on the undistributed amounts.

Our payment of cash distributions in the future is not guaranteed and the amount of any future cash distributions may fluctuate, which could adversely affect the value of our stock.

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). We had approximately $66.8 million in federal net operating loss carryforwards as of December 31, 2017. If we were to elect as a REIT under the Code, we would be able to use, at our discretion, these federal net operating loss carryforwards to offset our REIT taxable income, and thus the required distributions to shareholders may be reduced or eliminated until such time as our federal net operating loss carryforwards have been fully utilized.  However, pursuant to the recently enacted Tax Reform Act referenced below, our ability to offset any federal net operating losses arising from our taxable years beginning after December 31, 2017, against any future REIT taxable income would be limited.

If we were to elect as a REIT under the Code, the amount of future distributions would be determined, from time to time, by the Board to balance our goal of increasing shareholder value and retaining sufficient cash to implement our current capital allocation policy, which includes portfolio improvement and potentially stock repurchases (when we believe our stock price is below its intrinsic value. If we were to elect as a REIT under the Code, the actual timing and amount of distributions would be as determined and declared by the Board and would depend on, among other factors, our federal net operating loss carryforwards, our financial condition, earnings, debt covenants and other possible uses of such funds.

Furthermore, we may only pay dividends on our capital stock if we have funds legally available to pay dividends and such payment is not restricted or prohibited by Georgia law, the terms of shares of our capital stock with higher priority with respect to dividends and the terms of any other documents governing our indebtedness. See “–Risks Related to Our Stock – There are no assurances of our ability to pay dividends in the future.”

Certain of our business activities may be subject to corporate level income tax, which would reduce our cash flows, and would have potential deferred and contingent tax liabilities.

If we were to elect as a REIT under the Code: (i) we may be subject to certain federal, state, and local taxes on our income and assets, taxes on any undistributed income and state, local income, franchise, property and transfer taxes; (ii) we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT; and (iii) we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Any of these taxes would decrease our earnings and our available cash.

If we were to elect as a REIT under the Code, any TRS assets and operations we may have would continue to be subject, as applicable, to federal and state corporate income taxes in the jurisdictions in which those assets and operations are located, which taxes would decrease our earnings and our available cash. If we were to elect as a REIT under the Code, we would also be subject to a federal corporate level tax at the highest regular corporate rate (currently 21%) on the gain recognized from a sale of assets occurring during the initial five-year period of time for which we are a REIT, up to the amount of the built-in gain that existed on January 1 of the year for which we elect as a REIT under the Code, which would be based on the fair market value of those assets in excess of our tax basis in those assets as of such date. Gain from a sale of an asset occurring after the specified period ends would not be subject to this corporate level tax.

Use of any TRSs we may have may cause us to fail to qualify as a REIT.

If we were to elect as a REIT under the Code, the net income of any TRSs we may have would not be required to be distributed to us, and such undistributed TRS income would generally not subject to our REIT distribution requirements. However, if we were to elect as a REIT under the Code and if the accumulation of cash or reinvestment of significant earnings in any TRSs we may have would cause the fair market value of our securities in those entities, taken together with other non-qualifying assets, to represent more than 25% of the fair market value of our assets, or causes the fair market value of such TRS securities alone to represent more than 20% of the value of our total assets, in each case, as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, U.S. Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

In addition, recently enacted tax reform legislation (the “Tax Reform Act”) has resulted in fundamental changes to the Code.  Among the numerous changes included in the Tax Reform Act is a deduction of 20% of ordinary REIT dividends for individual taxpayers for taxable years beginning on or after January 1, 2018 through 2025.  The impact of the Tax Reform Act on an investment in our shares, and our ability to qualify for and elect REIT status in any future year and the desirability thereof, is uncertain.  We cannot assure you that the Tax Reform Act or any such other changes will not adversely affect the taxation of our shareholders.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.  You are urged to consult with your tax advisor with respect to the impact of the Tax Reform Act on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

We do not have any experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our stock and ability to satisfy debt service obligations.

We have not actually operated as a REIT previously, and we do not currently qualify as a REIT under the Code.  If we were to qualify and elect as a REIT under the Code in a future taxable year: (i) our pre-REIT operating experience may not be sufficient to enable us to operate successfully as a REIT; and (ii) we will be required to implement substantial control systems and procedures in order to maintain REIT status. As a result, we may incur additional legal, accounting and other expenses that we have not previously incurred, which could be significant, and our management and other personnel may need to devote additional time to comply with these rules and regulations and controls required for continued compliance with the Code. Therefore, if we were to qualify and elect as a REIT under the Code in a future taxable year, our historical combined consolidated financial statements may not be indicative of our future costs and performance as a REIT. If our performance is adversely affected, then it could affect our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations.

The current market price of the common stock may not be indicative of the market price of common stock if we were to elect as a REIT under the Code.

The current market price of the common stock may not be indicative of how the market will value the common stock if we elect as a REIT under the Code in a future taxable year, because of the change in our organization from a taxable C corporation to a REIT.  The stock price of REIT securities have historically been affected by changes in market interest rates as investors evaluate the annual yield from distributions on the entity’s common stock as compared to yields on other financial instruments. In addition, if we elect as a REIT under the Code in a future taxable year, the market price of common stock in the future may be potentially affected by the economic and market perception of REIT securities.

Generally, ordinary dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20%.  Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock if we were to elect as a REIT under the Code.  However, under the recently enacted Tax Reform Act as referenced above, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends.

Risks Related to Our Capital Structure

We have substantial indebtedness, which may have a material adverse effect on our business and financial condition.

As of December 31, 2017, we had approximately $73.1 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

For the year ended and as of December 31, 2017, we had a net loss of $1.0 million and negative working capital of $14.8 million. At December 31, 2017, we had $1.8 million in cash and cash equivalents, as well as restricted cash of $3.5 million, and $73.1 million in indebtedness, including current maturities of $8.1 million.

We continue to undertake measures to grow our operations and streamline our operations and cost infrastructure by (i) increasing future lease revenue through acquisitions and investments in existing properties; (ii) modifying the terms of existing leases; (iii) refinancing or repaying debt to reduce interest costs and mandatory principal repayments; and (iv) reducing general and administrative expenses.

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

In order to satisfy the Company’s capital needs, the Company seeks to: (i) refinance debt where possible to obtain more favorable terms; (ii) raise capital through the issuance of debt securities and convertible securities; and (iii) increase operating cash flows through acquisitions. The Company anticipates that these actions, if successful, will provide the opportunity to maintain its liquidity, thereby permitting the Company to better meet its operating and financing obligations. However, there is no guarantee that such actions will be successful.

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

From time to time, we have engaged in various transactions with related parties including Christopher Brogdon, a former director and owner of greater than 5% of our outstanding common stock. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report.

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

Risks Related to the Ownership and Transfer Restrictions

The ownership and transfer restrictions contained in the Charter may prevent or restrict you from acquiring or transferring shares of the common stock.

As a result of the Merger, the Charter contains provisions restricting the ownership and transfer of the common stock. These ownership and transfer restrictions include that, subject to the exceptions, waivers and the constructive ownership rules described in the Charter, no person (including any “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) may beneficially own, or be deemed to constructively own by virtue of the ownership attribution provisions of the Code, in excess of 9.9% (by value or number of shares, whichever is more restrictive) of the outstanding common stock. The Charter also prohibits, among other things, any person from beneficially or constructively owning shares of common stock to the extent that such ownership would cause the Company to fail to qualify as a REIT by reason of being “closely held” under the Code (without regard to whether the ownership interest is held during the last half of a taxable year) or that would cause the Company to otherwise fail to qualify as a REIT. Furthermore, any transfer, acquisition or other event or transaction that would result in common stock being beneficially owned by less than 100 persons (determined without reference to any rules of attribution) will be void ab initio, and the intended transferee shall acquire no rights in such common stock.

These ownership and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control of us that might involve a premium price for our capital stock or otherwise be in the best interests of our shareholders.

Risks Related to Our Stock

The price of our stock has fluctuated, and a number of factors may cause the price of our stock to decline.

The market price of our stock has fluctuated and may fluctuate significantly in the future, depending upon many factors, many of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our operating results;
•	changes in our financial condition, performance and prospects;
•	changes in general economic and market conditions and other external factors;
•	the market price of securities issued by other companies in our industry;
•	announcements by us or our competitors of significant acquisitions, dispositions, strategic partnerships or other transactions;
•	press releases or negative publicity relating to us or our competitors or relating to trends in healthcare;
•	government action or regulation, including changes in federal, state and local healthcare regulations to which our tenants are subject;
•	changes in financial estimates, our ability to meet those estimates, or recommendations by securities analysts with respect to us or our competitors; and
•	future sales of the common stock, our Series A Preferred Stock or another series of our preferred stock, or debt securities.

In addition, the market price of the Series A Preferred Stock also depends upon:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
•	trading prices of preferred equity securities issued by other companies in our industry; and
•	the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments.

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

Our common stock ranks junior to our Series A Preferred Stock with respect to dividends and amounts payable in the event of our liquidation.

Our common stock ranks junior to our Series A Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up.  This means that, unless accumulated accrued dividends have been paid or set aside for payment on all outstanding shares of our Series A Preferred Stock for all past dividend periods, no dividends may be declared or paid, or set aside for payment on, our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Series A Preferred Stock the applicable liquidation preference plus all accumulated accrued and unpaid dividends.

We suspended dividend payments with respect to our Series A Preferred Stock for the fourth quarter 2017 and the first quarter 2018 dividend periods.  We plan to revisit the dividend payment policy with respect to our Series A Preferred Stock in the second quarter of 2018.  See Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result, the value of your investment in our common stock may suffer if sufficient funds are not available to first satisfy our obligations to the holders of our Series A Preferred Stock in the event of our liquidation.

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

In addition, we may only pay dividends on our capital stock if we have funds legally available to pay dividends and such payment is not restricted or prohibited by law, the terms of any shares with higher priority with respect to dividends or any documents governing our indebtedness. We are restricted by Georgia law from paying dividends on our capital stock if we are not able to pay our debts as they become due in the normal course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy preferential rights upon dissolution. In addition, no dividends may be declared or paid on our common stock unless all accumulated accrued and unpaid dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payments, for all past dividend periods. In addition, future debt, contractual covenants or arrangements that we or our subsidiaries enter into may restrict or prevent future dividend payments.

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

We suspended dividend payments with respect to our Series A Preferred Stock for the fourth quarter 2017 and the first quarter 2018 dividend periods.  We plan to revisit the dividend payment policy with respect to our Series A Preferred Stock in the second quarter of 2018.  See Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods.

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

Various provisions of the Georgia Business Corporation Code (the “GBCC”) and the Charter and Bylaws may inhibit changes in control not approved by the Board and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of the common stock and other securities in the event of an attempted hostile takeover. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions.  As a result, the existence of these provisions may adversely affect the market price of the common stock and other securities. These provisions include:

•	the ownership and transfer restrictions contained in the Charter with respect to the common stock;
•	a requirement that special meetings of shareholders be called by the Board, the Chairman, the President, or the holders of shares with voting power of at least 25%;
•	advance notice requirements for shareholder proposals and nominations;
•	a requirement that directors may only be removed for cause and then only by an affirmative vote of at least a majority of all votes entitled to be cast in the election of such directors;
•	a prohibition of shareholder action without a meeting by less than unanimous written consent;
•	availability of “blank check” preferred stock; and
•

a charter “constituency” clause authorizing (but not requiring) our directors to consider, in discharging their duties as directors, the effects of the Company’s actions on other interests and persons in addition to our shareholders.

In addition, the Company has elected in the Bylaws to be subject to the “fair price” and “business combination” provisions of the GBCC. The business combination provisions generally restrict us from engaging in certain business combination transactions with any “interested shareholder” (as defined in the GBCC) for a period of five years after the date of the transaction in which the person became an interested shareholder unless certain designated conditions are met. The fair price provisions generally restricts us from entering into certain business combinations with an interested shareholder unless the transaction is unanimously approved by the continuing directors who must constitute at least three members of the Board at the time of such approval; or the transaction is recommended by at least two-thirds of the continuing directors and approved by a majority of the shareholders excluding the interested shareholder.

The Board can use these and other provisions to prevent, delay or discourage a change in control of the Company or a change in our management. Any such delay or prevention of a change in control or management could deter potential acquirers or prevent the completion of a takeover transaction pursuant to which our shareholders could receive a substantial premium over the current market price of the common stock and other securities, which in turn may limit the price investors might be willing to pay for such securities.

Risks Related to the Delisting of Our Securities

If we fail to meet all applicable continued listing requirements of the NYSE American and the NYSE American determines to delist the common stock and Series A Preferred Stock, the delisting could adversely affect the market liquidity of such securities, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

On April 18, 2016, the Company received notice from NYSE Regulation, Inc. (“NYSE Regulation”) that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, the Company was not in compliance with Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if an issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if an issuer has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years) and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years) of the NYSE American Company Guide, (the “Company Guide”) and (collectively, the “Continued Listing Standards”) because the Company had reported a stockholders’ deficit of $23.8 million as of December 31, 2015 and net losses for the last five fiscal years.

As a result, the Company became subject to the procedures and requirements of Section 1009 of the Company Guide and was required to submit a plan (a “Compliance Plan”) by May 18, 2016 describing the actions the Company had taken or would take to regain compliance with the Stockholders’ Continued Listing Standards during the period ending October 18, 2017. The Company submitted a Compliance Plan by the May 18, 2016 deadline and was notified on June 2, 2016 that the NYSE Regulation had accepted the Compliance Plan.

In furtherance of the Compliance Plan, on September 29, 2017 AdCare completed the Merger, to ensure the effective adoption of certain charter provisions restricting the ownership and transfer of the common stock. Such ownership and transfer restrictions, among other things, permit the Company, under applicable accounting guidance, to classify the Company’s Series A Preferred Stock as permanent equity on the Company’s consolidated balance sheet, which positioned the Company to regain compliance with the Continued Listing Standards.

On October 18, 2017, the Company received notification (the “Notice”) that the Company had regained compliance with the Continued Listing Standards.

Going forward, the Company will be subject to NYSE Regulation’s normal continued listing monitoring. In addition, in the event that the Company is again determined to be noncompliant with any of the continued listing standards of the NYSE American within twelve (12) months of the Notice, NYSE Regulation will examine the relationship between the Company’s previous noncompliance with the Stockholders’ Equity Continued Listing Standards and such new event of noncompliance in accordance with Section 1009(h) of the Company Guide. In connection with such new event of noncompliance, NYSE Regulation may, among other things, truncate the compliance procedures described in Stockholders’ Equity Continued Listing Standards or initiate immediate delisting proceedings.

If the common stock and Series A Preferred Stock are delisted from the NYSE American, such securities may trade in the over-the-counter market. If our securities were to trade on the over-the-counter market, selling the common stock and Series A Preferred Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event the common stock and Series A Preferred Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in such securities, further limiting the liquidity of the common stock and Series A Preferred Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from the NYSE American and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments.

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

Item 2.    Properties

Operating Facilities

The following table provides summary information regarding our facilities leased and subleased to third parties as of December 31, 2017:

Facility Name	Beds/Units	Structure	Operator Affiliation (a)
Alabama
Attalla Health Care	182	Owned	C.R. Management
Coosa Valley Health Care	122	Owned	C.R. Management
Meadowood	106	Owned	C.R. Management
Subtotal (3)	410
Georgia
Autumn Breeze	108	Owned	C.R. Management
Bonterra	115	Leased	Wellington Health Services
College Park	95	Owned	C.R. Management
Glenvue H&R	134	Owned	C.R. Management
Jeffersonville	117	Leased	Peach Health Group
LaGrange	137	Leased	C.R. Management
Lumber City	86	Leased	Beacon Health Management
Oceanside	85	Leased	Peach Health Group
Parkview Manor/Legacy	184	Leased	Wellington Health Services
Powder Springs	208	Leased	Wellington Health Services
Savannah Beach	50	Leased	Peach Health Group
Southland Healthcare	126	Owned	Beacon Health Management
Tara	134	Leased	Wellington Health Services
Thomasville N&R	52	Leased	C.R. Management
Subtotal (14)	1,631
North Carolina
Mountain Trace Rehab	106	Owned	Symmetry Healthcare
Subtotal (1)	106
Ohio
Covington Care	94	Leased	Beacon Health Management
Eaglewood ALF	80	Owned	Beacon Health Management
Eaglewood Care Center	99	Owned	Beacon Health Management
H&C of Greenfield	50	Owned	Beacon Health Management
Koester Pavilion	150	Managed	N/A
Spring Meade Health Center	99	Managed	N/A
Spring Meade Residence	83	Managed	N/A
The Pavilion Care Center	50	Owned	Beacon Health Management
Subtotal (8)	705
Oklahoma
NW Nursing Center	88	Owned	Southwest LTC
Quail Creek	109	Owned	Southwest LTC
Subtotal (2)	197
South Carolina
Georgetown Health	84	Owned	Symmetry Healthcare
Sumter Valley Nursing	96	Owned	Symmetry Healthcare
Subtotal (2)	180
Total - All Facilities (30)	3,229

(a)	Indicates the operator with which the tenant of the facility is affiliated.

Our leases and subleases are generally on an individual facility basis with tenants that are separate legal entities affiliated with the above operators. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business”, in this Annual Report.

All facilities are skilled nursing facilities except for Eaglewood ALF and the Meadowood Facility, which are assisted living facilities, and Spring Meade Residence, which is an independent living facility. Bed/units numbers refer to the number of operational beds.

For a detailed description of the Company's operating leases, please see Note 7 - Leases to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

For a detailed description of the Company's related mortgages payable for owned facilities, see Note 9 - Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Occupancy (%) (2)	82.6%	83.1%	81.8%	80.0%

(1)

Excludes the three Peach Facilities, due to decertification, which were operated by affiliates of New Beginnings prior to their bankruptcy and are currently operated by affiliates of Peach Health and the Meadowood Facility, which was acquired on May 1, 2017, for all periods presented. Occupancy (%) for the Savannah Beach Facility, the one facility among the Peach Facilities which was not decertified by CMS  and which has 50 operational beds, for the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 was 86.6%, 82.0% , 84.9% and 88.5%, respectively.

(2)

Occupancy percentages are based on operational beds. The number of operational beds is reported to us by our tenants and represents the number of available beds that can be occupied by patients. The number of operational beds is always less than or equal to the number of licensed beds with respect to any particular facility.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Operational Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2018 - 2023	—	—	—%	—	—%
2024	1	126	4.3%	965	4.0%
2025	12	1,206	41.7%	9,671	40.2%
2026	—	—	0.0%	—	0.0%
2027	8	869	30.0%	8,265	34.4%
2028	—	—	0.0%	—	0.0%
Thereafter	6	696	24.0%	5,130	21.4%
Total	27	2,897	100.0%	24,031	100.0%

(1)	Straight-line rent.

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

Item 3.    Legal Proceedings

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to former patients.  Although the Company settles cases from time to time if settlement is advantageous to the Company, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable and there is risk in the Company's strategy of aggressively defending these cases. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described below under "Professional and General Liability Claims."

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

Aria Avoidance Claim. On March 28, 2018, the Chapter 7 bankruptcy trustee in the Aria bankruptcy proceeding, together with an unsecured creditor, filed in the United States Bankruptcy Court for the Eastern District of Arkansas an avoidance claim, in the amount of $4.7 million, against the Company with respect to recovering funds the Company received from Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”) and nine affiliates of HAH (Highland of Stamps, LLC; Highlands of Rogers Dixieland, LLC; Highlands of North Little Rock John Ashley, LLC; Highlands of Mountain View SNF, LLC; Highlands of Mountain View RCF, LLC; Highlands of Little Rock West Markham, LLC; Highlands of Little Rock South Cumberland, LLC; Highlands of Little Rock Riley, LLC; and Highlands of Fort Smith, LLC, prior to the bankruptcy filings. The Company believes that this action is defensible and intends to defend through final judgement. There is no guarantee that the Company will prevail in the avoidance action that has be filed against it See Note 7 – Leases and 15 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data.”

Professional and General Liability Claims. As of April 2, 2018, the Company is a defendant in 37 professional and general liability actions commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing while patients of facilities operated by the Company. Twenty-five of these actions were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in a purported class action lawsuit against the Company previously disclosed as the Amy Cleveland Class Action, which settled in December 2015, and such twenty-five actions are subject to a settlement in principle as discussed below.  Of the remaining 12 actions not subject to the settlement in principle: (i) two of such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage; and (ii) three of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company. These remaining 12 actions are in various stages of discovery, and the Company intends to vigorously defend such actions, where economically favorable to the Company.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to each of the twenty-five actions filed in the State of Arkansas, relating to the settlement in principle of each such action, subject to the satisfaction of certain specified conditions. Each mediation settlement agreement provides for payment by the Company of a specified settlement amount, which settlement amount with respect to each action has been deposited into the mediator’s trust account.  The settlement of each action must be individually approved by the probate court, and the settlement of one action is not conditioned upon receipt of the probate court’s approval with respect the settlement of any other action. Upon the probate court approving, with respect to a particular action, the settlement and an executed settlement and release agreement, the settlement amount with respect to such action will be disbursed to the plaintiff’s counsel.  Under the settlement and release agreement with respect to a particular action, the Company will be released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities.

In connection with a dispute between the Company and its former commercial liability insurance provider regarding, among other things, the Company’s insurance coverage with respect to the twenty-five actions filed in the State of Arkansas, the former insurer and the Company entered into a settlement agreement (the “Coverage Settlement Agreement”), providing for, among other things, a settlement payment by the former insurer with respect to such actions (the “Insurance Settlement Amount”), a customary release of claims by the former insurer and the Company, and agreement that the former insurer has exhausted the limits of the insurance policies issued by the former insurer to the Company. See Note 15 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data.”

Assuming, and subject to, the approval by the probate court of the settlement of each of the twenty-five actions filed in the State of Arkansas and related matters, and the satisfaction of the other conditions with respect thereto, the Company will pay, net of the Insurance Settlement Amount, an aggregate of approximately $2.4 million in settlement of such actions. The Company gives no assurance that probate court approval of the settlement of such actions will be obtained or the other conditions to such settlements satisfied, or that such actions will be settled on the terms described in this Annual Report or at all.

In addition, during the quarter ended March 31, 2018, the Company, settled for an aggregate total of $670,000, four previously disclosed professional and general liability actions which were pending as of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.  These four actions are excluded from the 37 professional and general liability actions pending at April 2, 2018, as discussed above.

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with its Transition. The Company has established a self-insurance reserve with respect to the pending actions included within “Accrued expenses and other” in the Company’s consolidated balance sheets, of $5.1 million (which includes the $2.4 million settlement amount discussed above) and $6.9 million at December 31, 2017, and December 31, 2016, respectively. Additionally, at December 31, 2017, $0.2 million was reserved in “Other liabilities” and $0.5 million in “Accounts payable” in the Company’s consolidated balance sheet. See Note 15 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data.”  Also see “Critical Accounting Policies - Self Insurance Reserve” and “Professional and General Liability” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgement unless settlement is more advantageous to the Company.  Accordingly, the self-insurance reserve primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate, and legal costs of settling or litigating the pending actions, as applicable.  See "Risks Related to Our Business - If we are unable to resolve our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation” in Part I, Item 1.A, “Risk Factors.”

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

The common stock is listed for trading on the NYSE American under the symbol "RHE." The high and low sales prices of the common stock and cash dividends declared during the quarters listed below were as follows:

		Sales Price		Cash Dividends
		High	Low	Declared
2017	First Quarter	$1.74	$1.11	$—
	Second Quarter	$1.29	$0.90	$—
	Third Quarter	$1.14	$0.85	$—
	Fourth Quarter	$1.10	$0.16	$—

2016	First Quarter	$2.70	$1.85	$—
	Second Quarter	$2.50	$1.71	$—
	Third Quarter	$2.60	$1.65	$—
	Fourth Quarter	$2.20	$1.38	$—

Based on information supplied from our transfer agent, there were approximately 127 shareholders of record of the common stock as of March 28, 2018.

We are a holding company, and we have no significant operations. We rely primarily on dividends and other distributions from our subsidiaries to us so we may, among other things, pay dividends on the common stock, and the Series A Preferred Stock, if and to the extent declared by the Board. The ability of our subsidiaries to pay dividends and make other distributions to us depends on their earnings and may be restricted by the terms of certain agreements governing their indebtedness.  If our subsidiaries are in default under such agreements, then they may not pay dividends or make other distributions to us.

In addition, we may only pay dividends on the common stock and the Series A Preferred Stock if we have funds legally available to pay dividends and such payment is not restricted or prohibited by law, the terms of any shares with higher priority with respect to dividends or any documents governing our indebtedness. We are restricted by Georgia law from paying dividends on the common stock and the Series A Preferred Stock if we are not able to pay our debts as they become due in the normal course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, no dividends may be declared or paid on the common stock unless full cumulative dividends on the Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payments, for all past dividend periods.  In addition, future debt, contractual covenants or arrangements we or our subsidiaries enter into may restrict or prevent future dividend payments.

The Board suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017 and the first quarter 2018 dividend periods.  The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock in the second quarter of 2018.  See Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on the Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods. See Note 12- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2017, with respect to shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options, warrants, and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	180,725	$3.98	723,530
Equity compensation plans not approved by security holders (2)	1,018,967	$3.79	—
Total	1,199,692	$3.82	723,530

(1)	Represents options issued pursuant to the Company’s 2011 Stock Incentive Plan which was approved by our shareholders.
(2)

Represents warrants issued outside of our shareholder approved plan as described below. The warrants listed below contain certain anti-dilution adjustments and, therefore, were adjusted for stock dividends in October 2010, October 2011, and October 2012, if and as applicable. The share numbers and exercise prices below reflect all such applicable adjustments.

•

On December 19, 2011, we issued to David Rubenstein, as inducement to become our Chief Operating Officer, ten-year warrants, which as of December 31, 2017, represent the right to purchase an aggregate 174,993 shares of common stock at exercises prices per share ranging from $3.93 to $4.58, and may be exercised for cash or on a cashless exercise basis. All such warrants are fully vested.

•

On December 28, 2012, we issued to Strome Alpha Offshore, Ltd., as partial consideration for providing certain financing to the Company, a ten-year warrant to purchase 50,000 shares of common stock at an exercise price per share of $3.80. Such warrant is fully vested.

•

On May 15, 2013, we issued to Ronald W. Fleming, as an inducement to become our then Chief Financial Officer, a ten-year warrant, which as of December 31, 2017, represents the right to purchase 23,333 shares of common stock at an exercise price of $5.90, and may be exercised for cash or on a cashless exercise basis. Such warrant is fully vested.

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

•

On October 10, 2014, we issued to William McBride III, as an inducement to become our Chief Executive Officer, a ten-year warrant to purchase 300,000 shares of common stock (of which 100,000 shares were forfeited on April 17, 2017 upon his separation from the Company, at an exercise price per share of $4.49. The balance of such warrant is fully vested and may be exercised for cash or on a cashless basis.

•

On July 1, 2014, David Tenwick (a director of the Company) sold to Park City Capital Offshore Master, Ltd., an affiliate of Michael J. Fox (a director of the Company): (i) fully vested and unexercised warrants to purchase 109,473 shares of common stock for a total sale price of $211,283; and (ii) fully vested and unexercised warrants to purchase 109,473 shares of common stock for a total sale price of $117,136. These warrants have an exercise price of $2.57 and $3.43 per share respectively and they expire on November 20, 2019 and were originally issued to Mr. Tenwick in 2007 as compensation for his services.

•

On February 20, 2015, Mr. Tenwick sold to Park City Capital Offshore Master, Ltd., an affiliate of Mr. Fox, fully vested and unexercised warrants to purchase 109,472 shares of common stock for a total sale price of $281,343. These warrants have an exercise price of $1.93 per share, expire on November 20, 2019 and were originally issued to Mr. Tenwick in 2007 as compensation for his services.

•

On April 1, 2015, we issued to Allan J. Rimland, as an incentive to become our then President and Chief Financial Officer, a ten-year warrant to purchase 275,000 shares of common stock (of which 91,666 shares were forfeited on October 17, 2017 upon his resignation from the Company, at an exercise price per share equal to $4.25. The balance of such warrant is fully vested and may be exercised for cash or on a cashless exercise basis.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2017 there were no open-market repurchases of the common stock or the Series A Preferred Stock.

For further information, see Note 12 - Common and Preferred Stock to our audited consolidated financial statements in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

Item 6.    Selected Financial Data

Disclosure pursuant to Item 6 of Form 10-K is not required to be provided by smaller reporting companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of December 31, 2017, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast.  On October 6, 2016, the Company completed the sale of the nine Arkansas Facilities.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related operational beds/units as of December 31, 2017:

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

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of December 31, 2017:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	8	936
Beacon Health Management	7	585
Wellington Health Services	4	641
Peach Health	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	27	2,897
Regional Health Managed	3	332
Total	30	3,229

(1)

Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business” in this Annual Report.

Acquisitions

On March 8, 2017, the Company executed the Meadowood Purchase Agreement with Meadowood Retirement Village, LLC and Meadowood Properties, LLC to acquire the Meadowood Facility for $5.5 million cash. In addition, on March 21, 2017, the Company executed a long-term, triple net operating lease with the Meadowood Operator to lease the facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the Meadowood Operator may exercise the lease renewal for the Meadowood Facility if its affiliate exercises the lease renewal option for the Coosa Valley Facility; and (v) a security deposit equal to one month of base rent. The Company completed the purchase of the Meadowood Facility on May 1, 2017 pursuant to the Meadowood Purchase Agreement, at which time the lease commenced and operations of the Meadowood Facility transferred to the Meadowood Operator.

Divestitures

For information regarding the Company's divestitures, please refer to Note 11 - Discontinued Operations, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table summarizes the activity of discontinued operations for the years ended December 31, 2017 and 2016:

	For the year ended December 31,
(Amounts in 000’s)	2017	2016
Cost of services and other	$1,657	$13,387
Interest expense, net	$22	$41
Net loss	$(1,679)	$(13,428)

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

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company's triple-net leases provide for periodic and determinable increases in rent. We recognize rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities will be recognized only upon cash collection, and any accumulated straight-line rent receivable will be reversed in the period in which the Company deems rent collection no longer probable. Rent revenues for the Arkansas Facilities previously leased by us and two facilities in Georgia are recorded on a cash basis. (See Note 11 - Discontinued Operations to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report)

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. We apply the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectability of our rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates.

At December 31, 2017, we allowed for approximately $2.6 million on approximately $2.6 million of gross patient care related receivables. Allowance for patient care receivables are estimated based on an aged-bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations.

Asset Impairment

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and identified no material asset impairment during the years ended December 31, 2017 and 2016.

We test indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a facility below its carrying amount.  We perform annual testing for impairment during the fourth quarter of each year (see Note 6 - Intangible Assets and Goodwill to our audited consolidated financial statements in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report).

Our asset impairment analysis is consistent with the fair value measurements described in the Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures".  During the year ended December 31, 2016, we recognized an approximately $21,000 impairment charge on an office building located in Roswell, Georgia. (See Note 11 - Discontinued Operations to our audited consolidated financial statements in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report). The impairment charges represent the difference between fair values and the carrying amount.

Self-Insurance Reserve

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. Professional and general liability actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured due to professional negligence or understaffing. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the  actions; (v) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (vi) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgement unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company's estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions.

Stock-Based Compensation

We follow the provisions of  ASC Topic 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees, non-employees, and directors based upon estimated fair values.  The Black-Scholes-Merton option-pricing model was used to determine the fair value of each option and warrant granted.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  We use projected volatility rates, which are based upon historical volatility rates, trended into future years.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

Income Taxes

As required by ASC Topic 740, "Income Taxes”, we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.  At December 31, 2017, the Company has a valuation allowance of approximately $17.6 million.  In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

On December 22, 2017, tax legislation commonly known as The Tax Cuts and Jobs Act (the “Tax Reform”) was enacted.  Among other changes, the Tax Reform reduces the US federal corporate tax rate from 35% to 21% beginning in 2018. The Company has remeasured certain deferred tax assets and liabilities as of the enactment date of the Tax Reform based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was $9.5 million, which was offset by a reduction in the valuation allowance. The Company also recorded an income tax benefit of approximately $0.2 million related to the use of our naked credit (a deferred tax liability for an indefinite-lived asset) as a source of income to release a portion of our valuation allowance.

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

Recently Issued Accounting Pronouncements

The information required by this Item is provided in Note 1 - Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

Results of Operations

Year Ended December 31, 2017 and 2016

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000's)	2017	2016	Amount	Percent
Revenues:
Rental revenues	$23,690	$26,287	$(2,597)	(9.9)%
Management fee and other revenues	1,458	1,314	144	11.0%
Total revenues	25,148	27,601	(2,453)	(8.9)%
Expenses:
Facility rent expense	8,683	8,694	(11)	(0.1)%
Depreciation and amortization	4,868	5,296	(428)	(8.1)%
General and administrative expenses	4,488	7,714	(3,226)	(41.8)%
Other operating expenses	1,971	1,378	593	43.0%
Total expenses	20,010	23,082	(3,072)	(13.3)%
Income from operations	5,138	4,519	619	13.7%
Other (income) expense:
Interest expense, net	4,095	7,149	(3,054)	(42.7)%
Loss on extinguishment of debt	63	245	(182)	(74.3)%
Gain on disposal of assets	—	(8,750)	8,750	NM
Other expense	474	72	402	NM
Total other (income) expense, net	4,632	(1,284)	5,916	NM
Income from continuing operations before income taxes	506	5,803	(5,297)	NM
Income tax benefit	(188)	(163)	(25)	15.3%
Income from continuing operations	694	5,966	(5,272)	(88.4)%
Loss from discontinued operations, net of tax	(1,679)	(13,428)	11,749	(87.5)%
Net loss	$(985)	$(7,462)	$6,477	(86.8)%

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016:

Rental Revenues—Total rental revenue decreased by $2.6 million, or 9.9%, to $23.7 million for the year ended December 31, 2017, compared with $26.3 million for the year ended December 31, 2016. The decrease reflects lower rent due to the sale of the Arkansas Facilities on October 6, 2016, partially off-set by lease revenue from the Meadowood Facility (acquired on May 1, 2017) and the Peach Facilities. The Company recognizes all rental revenues on a straight line rent accrual basis except with respect to the Oceanside Facility and the Jeffersonville Facility under the Peach Health Sublease prior to recertification (which were recertified by CMS, in February 2017 and December 2016, respectively), the Aria Subleases (which were terminated for non-payment of rent) and the Skyline Lease (which terminated upon sale of the Arkansas Facilities), for which rental revenue is recognized based on cash amount owed, and the sublease with affiliates of New Beginnings (which terminated in connection with the bankruptcy of such entities), for which rental revenue is recognized when cash is received.

Management Fee and Other Revenues—Management fee and other revenues increased by $0.1 million, or 11.0%, to $1.4 million for the twelve months ended December 31, 2017, compared with $1.3 million for the same period in 2016, due to a $0.1 million increase from seller note receivables.

Facility Rent Expense—Facility rent was $8.7 million for the twelve months ended December 31, 2017, and $8.7 million for the same period in 2016.  Rent expense year over year is comparable due to the completion of the Transition, see Note 7 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Depreciation and Amortization—Depreciation and amortization decreased by $0.4 million or 8.1%, to $4.9 million for the year ended December 31, 2017, compared with $5.3 million for the year ended December 31, 2016. The decrease is primarily due to the sale of the Arkansas Facilities on October 6, 2016, that were classified as held for sale beginning May 2016, with the subsequent cessation of depreciation expense partially off-set by depreciation on the Meadowood Facility acquired on May 1, 2017 and leasehold improvements on the Peach Facilities.

General and Administrative—General and administrative costs decreased by $3.2 million or 41.8%, to $4.5 million for the year ended December 31, 2017, compared with $7.7 million for the year ended December 31, 2016. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $1.3 million, (ii) a decrease in stock-based compensation expense of approximately $0.9 million and (iii) a decrease in legal, contract services, IT, insurance and other expenses of approximately $1.0 million.

Other Operating Expenses—Other operating expense increased by $0.6 million or 43.0%, to $2.0 million for the year ended December 31, 2017, compared with $1.4 million for the year ended December 31, 2016. The increase is primarily due to (i) a provision of $0.6 million for a short-term loan to Highlands Arkansas Holdings, LLC, an affiliate of Aria, and (ii) an approximately $0.3 million investigation expense related to an internal investigation with respect to the circumstances surrounding the inaccurate representation of the educational credentials of William McBride, III, the Company’s then Chief Executive Officer and Chairman of the Board, in the current year period, and (iii) an accrual of $0.3 million related to the settlement with Mr. McBride offset by, (x) $0.4 million in non-recurring prior year property and bed tax expenses, and (y) the release of $0.2 million workers compensation accrual in the prior year.

Interest Expense, net—Interest expense, net decreased by approximately $3.0 million or 42.7%, to $4.1 million for the year ended December 31, 2017, compared with $7.1 million for the year ended December 31, 2016. The decrease is mainly due to the repayment of $34.8 million of debt principal, and hence cessation of interest of approximately $2.2 million, in connection with the Arkansas Facilities and the sale thereof in October 2016 and $6.7 million principal repayment of the Company’s 10% convertible subordinated notes due April 30, 2017 pursuant a tender offer on January 10, 2017 and the remaining $1.0 million principal amount of such notes on April 30, 2017, and hence cessation of interest of approximately $0.8 million, partially offset by $4.1 million in new financing for the Meadowood Facility, and hence approximately $0.1 million of additional interest and reclassification of $0.2 million of interest income to revenue in the prior year, see Note 9 - Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.”

Loss on Debt Extinguishment—Loss on extinguishment of debt decreased by $0.2 million or 74.3%, to approximately $0.1 million for the year ended December 31, 2017, compared with approximately $0.2 million for the year ended December 31, 2016. The decrease was due to a prepayment penalty incurred on March 20, 2017, when mortgage indebtedness related to the Coosa Valley Facility, and Attalla Health Care, a 182-bed skilled nursing facility located in Attalla, Alabama, was reduced by $0.7 million and $0.8 million, respectively through the application of restricted cash held as collateral against such indebtedness, see Note 9 - Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.”

Gain on Disposal of Assets—Gain on disposal of assets was $8.8 million for the year ended December 31, 2016, due to the sale of the Arkansas Facilities, see Note 10 – Acquisitions and Dispositions to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.”

Other Expense—Other expense increased by $0.4 million to $0.5 million for the year ended December 31, 2017, compared with $0.1 million for the year ended December 31, 2016. The increase is primarily due to legal expenses related to the Merger

Loss from Discontinued Operations—The loss from discontinued operations decreased by $11.8 million or 87.5% to $1.7 million for the twelve months ended December 31, 2017, compared with a loss of $13.4 million for the same period in 2016. The decrease is primarily due to lower professional and general legal and bad debt expense. Current period expenses comprise approximately $0.6 million for professional and general legal expenses and settlements or estimated litigation expenses, net of approximately $2.8 million insurance contributions for recently settled cases, the remaining $1.1 million is related to legal expenses, collection activities and other miscellaneous items.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing. At December 31, 2017, the Company had $1.8 million in cash and cash equivalents. During the twelve months ended December 31, 2017, the Company generated positive cash flow from continuing operations of approximately $6.0 million and anticipates continued positive cash flow from operations in the future. The Board of Directors (“Board”) has suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017 and the first quarter 2018 dividend periods. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock in the second quarter of 2018.  The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. If and when the Company resumes payment of the dividend on the Series A Preferred Stock, the Company expects that it will satisfy the dividend requirements (including accrued dividends), if and when declared, from internally generated cash flows. See Note 12- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

As of December 31, 2017, the Company had total current liabilities of $19.5 million and total current assets of $4.7 million, which includes approximately $1.8 million of cash and cash equivalents, thus resulting in a working capital deficit of approximately $14.8 million.  Included in current liabilities at December 31, 2017 is the $8.1 million current portion of its $73.1 million in indebtedness. The current portion of such indebtedness is comprised of: (i) $4.3 million mortgage indebtedness under the Company’s credit facility with Housing & Healthcare Funding, LLC (the “Quail Creek Credit Facility”); (ii) convertible debt of $1.5 million; and (iii) other debt of approximately $2.3 million, which includes senior debt and bond and mortgage indebtedness. The Company anticipates net principal repayments of approximately $3.8 million during the next twelve-month period, which includes $1.5 million of convertible debt (which was repaid in February 2018), approximately $0.5 million of payments on other non-routine debt, $1.7 million of routine debt service amortization, and a $0.1 million payment of other debt. Management is in discussions to obtain an additional extension of the Quail Creek Credit Facility to at least April 30, 2019. Management believes the extension of the maturity of the Quail Creek Credit Facility is probable of being executed as the Company has successfully extended the maturity date of this facility in the past, and the facility is secured by a first mortgage on the real property and improvements constituting the Nursing & Rehabilitation Center located in Oklahoma City, Oklahoma (the “Quail Creek Facility”). See Note 9—Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

Subsequent to year end, on February 15, 2018, the Company entered into a debt refinancing with Pinecone Realty Partners II, LLC (“Pinecone Credit Facility”), with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties, and provided additional surplus cash flow of $6.3 million which is available to fund general corporate needs (see Note 19 – Subsequent Events). The surplus cash flow from the Pinecone Credit Facility was used to deposit $2.4 million of cash into escrow to fund self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions (included within current liabilities), and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility refinancing will be used for general corporate purposes. See Note 19 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

Given the available capital from the Pinecone Credit Facility, management’s plans to extend the due date of the Quail Creek Credit Facility, combined with current funds on hand, and expected future cash flow from operations, management believes that the Company will be able to meet its obligations as they become due in the ordinary course of business for a period of 12 months following the date these financial statements are issued. Management's belief assumes,  that the Company will continue to be successful in implementing its business strategy and achieving forecasted results and that there will be no material adverse developments in its business, liquidity or capital requirements.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000's)	2017	2016
Net cash provided by operating activities—continuing operations	$5,995	$1,598
Net cash (used in) operating activities—discontinued operations	(850)	(5,007)
Net cash (used in) provided by investing activities—continuing operations	(342)	24,133
Net cash (used in) financing activities—continuing operations	(16,372)	(8,001)
Net cash (used in) financing activities—discontinued operations	(658)	(1,398)
Net Change in Cash and cash equivalents	(12,227)	11,325
Cash and cash equivalents at beginning of period	14,045	2,720
Cash and cash equivalents at end of period	$1,818	$14,045

Year Ended December 31, 2017

Net cash provided by operating activities—continuing operations for the year ended December 31, 2017, was approximately $6.0 million consisting primarily of our income from continuing operations less changes in working capital, and other noncash charges (primarily depreciation and amortization, lease expense in excess of cash paid, share-based compensation, and amortization of debt discounts and related deferred financing costs less lease revenue in excess of cash received) all primarily the result of routine operating activity.

Net cash used in operating activities—discontinued operations for the year months ended December 31, 2017 was approximately $0.9 million. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims and is net of approximately $1.3 million of collections on patient care receivables.

Net cash used in investing activities—continuing operations for the year ended December 31, 2017, was approximately $0.3 million. This is the result of a net decrease in restricted cash deposits of approximately $1.9 million offset by (i) $1.4 million for the acquisition of the Meadowood Facility transaction consisting of a $5.5 million purchase price offset by the associated $4.1 million financing and (ii) capital expenditures of approximately $0.8 million on building improvements notably, for the Oceanside Facility to assist the Peach Health Sublessee in connection with recertification efforts and the purchase of land adjacent to our facility located in Georgetown, South Carolina.

Net cash used in financing activities—continuing operations was approximately $16.4 million for the year ended December 31, 2017. This is primarily the result of the repayment of $7.7 million of convertible debt, the repayment of $3.8 million of other existing debt obligations, $0.2 million in payments to repurchase shares of our common stock and $5.7 million to pay dividends on the Series A Preferred Stock partially off-set by net proceeds of $1.0 million from issuances of shares of the Series A Preferred Stock.

Net cash used in financing activities—discontinued operations for the year ended December 31, 2017 was approximately $0.7 million payments for Medicaid and vendor notes.

Year Ended December 31, 2016

Net cash provided by operating activities—continuing operations for the year ended December 31, 2016, was approximately $1.6 million consisting primarily of income from continuing operations less changes in working capital, and other noncash charges (primarily a gain on the disposal of assets, rent revenue in excess of cash received, depreciation and amortization, share-based compensation, rent expense in excess of cash paid and amortization of debt discounts and related deferred financing costs) all primarily the result of routine operating activity.

Net cash used in operating activities—discontinued operations was approximately $5.0 million for the year ended December 31, 2016 as we continued to settle legacy vendor liabilities.

Net cash provided by investing activities—continuing operations for the year ended December 31, 2016, was approximately $24.1 million. This was the result of net proceeds of $55.0 million received for the sale of the Arkansas Facilities on October 6, 2016 less (i) $3.0 million of such consideration to be paid to the Company under a promissory note executed by an affiliate of Skyline, (ii) $35.2 million accounted for as a net cashless transfer of assets for debt liabilities, (iii) proceeds from the sale of office buildings and other assets of $1.5 million and (iv) a net release in restricted cash deposits of approximately $7.2 million, approximately $5.8 million of which was related to the repayment of debt with respect to the Arkansas Facilities. The remaining $1.5 million of disbursements was for capital expenditures related to the recertification efforts of two facilities in Georgia and other capital expenditures.

Net cash used in financing activities—continuing operations was approximately $8.0 million for the year ended December 31, 2016. This is primarily the result of repayment of $51.0 million of debt, which includes: (i) $35.2 million related to the repayment of debt in connection with the sale of the Arkansas Facilities, accounted for as a net cashless transfer of assets for debt liabilities; (ii) $10.0 million for a United States Housing and Urban Development (“HUD”) refinancing of debt with respect to the Company’s skilled nursing facility in Sumter, South Carolina; and the Company’s skilled nursing facility in Georgetown, South Carolina; and (iii) other debt repayments of approximately $5.8 million, including the repayment of debt with respect to the Company’s skilled nursing facility in College Park, Georgia (the “College Park Facility”) and an office building in Georgia. Other disbursements include payments of dividends on the Series A Preferred Stock in the amount of $7.3 million partially offset by proceeds from refinancing of existing debt obligations of $9.8 million as well as proceeds of $6.8 million from issuances of Series A Preferred Stock.

Net cash used in financing activities - discontinued operations was approximately $1.4 million due to the repayment of vendor notes related to patient care-related accounts payable.

Notes Payable and Other Debt

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2017	2016
Senior debt—guaranteed by HUD	$33,685	$34,473
Senior debt—guaranteed by USDA (a)	20,320	22,518
Senior debt—guaranteed by SBA (b)	2,210	2,319
Senior debt—bonds	7,055	7,145
Senior debt—other mortgage indebtedness	9,486	5,639
Other debt	1,050	1,063
Convertible debt	1,500	9,200
Subtotal	75,306	82,357
Deferred financing costs, net	(2,027)	(2,196)
Unamortized discounts on bonds	(177)	(191)
Total debt	73,102	79,970
Less: current portion of debt	8,090	13,154
Notes payable and other debt, net of current portion	$65,012	$66,816

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

For a detailed description of each of the Company's debt financings, see Note 9 - Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of December 31, 2017 for each of the next five years and thereafter.

Amounts in (000's)
2018	$8,121
2019	2,640
2020	2,942
2021	2,100
2022	5,525
Thereafter	53,978
Subtotal	75,306
Less: unamortized discounts	(177)
Less: deferred financing costs (1)	(2,027)
Total notes payable and other debt	$73,102

(1)	Approximately $0.03 million of deferred financing is recorded in "Current portion of convertible debt, net" on the Company’s consolidated balance sheets.

Debt Covenant Compliance

As of December 31, 2017, the Company has approximately 25 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, current ratios and tangible net worth requirements. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on other levels (i.e., facility, multiple facilities or a combination of subsidiaries comprising less than the Company's consolidated financial measurements).The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Covenants are based on annual or quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements. In recent periods the Company has not been in compliance with certain financial and administrative covenants. For each instance of such non-compliance, the Company has obtained waivers or amendments to such requirements including as necessary modifications to future covenant requirements or the elimination of certain requirements in future periods.

The Company’s credit-related instruments were all in financial and non-financial compliance as of December 31, 2017.

Included in several of the Company’s loan agreements are administrative covenants requiring that a set of audited financial statements be provided to the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”). For the year ended December 31, 2017 the Company was in compliance with all such Administrative Covenants.

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

Accounts receivable totaled $0.9 million at December 31, 2017 compared with $2.4 million at December 31, 2016, of which $0.0 million and $0.9 million, respectively, related to patient care receivables from our legacy operations.

The allowance for bad debt was $2.6 million and $7.5 million at December 31, 2017 and 2016, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Off-Balance Sheet Arrangements

Letters of Credit

The Company had $0.4 million of outstanding letters of credit (under the Company's revolving credit facility with CIBC, formerly the PrivateBank) at December 31, 2016, used primarily for surety bonds, which the Company cancelled when no longer required under such credit facility. Such letters of credit were fully cash collateralized, the cash was returned to the Company during the year ended December 31, 2017.

Guarantee

On April 6, 2017, the Company guaranteed Peach Health Sublessee’s $2.5 million revolving working capital loan from a third party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million which matures April 5, 2020. Borrowings under the Peach Working Capital Facility are based on a percentage of a borrowing base of eligible accounts receivable. Eligible accounts, net of an allowance for amounts outstanding after 120 days, excluding applicable credits and further reduced for a liquidity factor specific to the payor type, comprise Medicare, Medicaid and commercial accounts only and exclude co-insurance and self-pay. The Peach Working Capital Facility is subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio’s by Peach Health Sublessee).

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

Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2018	$8,331
2019	8,492
2020	8,671
2021	8,830
2022	9,026
Thereafter	37,430
Total	$80,780

For a further description of the Company's operating leases, see Note 7 - Leases to our audited consolidated financial statements in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

Leased and Subleased Facilities to Third-Party Operators

In connection with the Company's transition to a self-managed real estate investment company, twenty-seven facilities (sixteen owned by us and eleven leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Future minimum lease receivables for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2018	$22,281
2019	22,764
2020	23,299
2021	23,886
2022	24,488
Thereafter	112,325
Total	$229,043

The following is a summary of the Company's leases and subleases to third-parties which comprise the future minimum lease receivables of the Company. Each lease or sublease is structured as a "triple-net" lease. For those facilities subleased by the Company to a third-party operator, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement.

		Initial Lease Term
		Commencement	Expiration	2018 Cash
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Beacon Health Management	8/1/2015	7/31/2025	764
Eaglewood Care Center	Beacon Health Management	8/1/2015	7/31/2025	764
H&C of Greenfield	Beacon Health Management	8/1/2015	7/31/2025	382
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	938
The Pavilion Care Center	Beacon Health Management	8/1/2015	7/31/2025	382
Attalla Health Care	C.R. Management	12/1/2014	8/31/2030	1,153
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	867
College Park	C.R. Management	4/1/2015	3/31/2025	633
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	955
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,228
Meadowood	C.R. Management	5/1/2017	8/31/2030	456
NW Nursing Center	Southwest LTC	12/31/2015	11/30/2025	372
Quail Creek	Southwest LTC	12/31/2015	11/30/2025	768
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	338
Mountain Trace Rehab	Symmetry Healthcare	6/1/2015	5/31/2030	742
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	836
Subtotal Owned Facilities (16)				$11,578
Leased
Covington Care	Beacon Health Management	8/1/2015	4/30/2025	$818
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	894
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,074
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	345
Jeffersonville	Peach Health	6/18/2016	8/31/2027	665
Oceanside	Peach Health	7/13/2016	8/31/2027	451
Savannah Beach	Peach Health	7/13/2016	8/31/2027	263
Bonterra	Wellington Health Services	9/1/2015	8/31/2025	1,091
Parkview Manor/Legacy	Wellington Health Services	9/1/2015	8/31/2025	1,091
Powder Springs	Wellington Health Services	4/1/2015	8/31/2027	2,160
Tara	Wellington Health Services	4/1/2015	8/31/2027	1,851
Subtotal Leased Facilities (11)				$10,703
Total (27)				$22,281

(1)

Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business” in this Annual Report.

All facilities are skilled nursing facilities except for Eaglewood ALF and Meadowood, which are assisted living facilities. All facilities have renewal provisions of one term of five years except facilities (Mountain Trace, Quail Creek, NW Nursing, Sumter Valley, and Georgetown) which have two renewal terms with each being five years. The leases also contain standard rent escalations that range from 2% to 3% annually.

The Company previously subleased the Arkansas Facilities to affiliates of Aria pursuant to the Aria Subleases. Eight of the Aria Subleases commenced on May 1, 2015 and one such sublease commenced on November 1, 2015. Effective February 3, 2016, each of the Aria Subleases was terminated due to the failure to pay rent pursuant to the terms of such sublease. Subsequently, on February 5, 2016, the Company entered into the Skyline Lease, with Skyline to lease the Arkansas Facilities commencing April 1, 2016. On October 6, 2016, the Company completed the sale of the Arkansas Facilities to an affiliate of Skyline (see Note 10 – Acquisitions and Dispositions to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

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

On June 18, 2016, ADK Georgia, LLC, a wholly-owned subsidiary of the Company (“ADK Georgia”), entered the Peach Health Sublease with Peach Health Sublessee, providing that Peach Health Sublessee would take possession of the Peach Facilities subleased by ADK Georgia to affiliates of New Beginnings and operate them as a subtenant.

The Peach Health Sublease became effective for the Jeffersonville Facility, on June 18, 2016 and for the Savannah Beach and Oceanside Facilities on July, 13, 2016, the date on which ADK Georgia accepted possession of the facilities from New Beginnings. The Peach Health Sublease contains de minimis and discounted rent provisions in relation to recertification timing. On December 20, 2016 and February 7, 2017, the Jeffersonville and Oceanside Facilities, respectively, were recertified by CMS and received new Medicare/Medicaid provider contracts. For further information, see Note 7 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

On February 16, 2017, an affiliate of C.R Management irrevocably extended the term of its lease of the College Park Facility for an additional five years through March 31, 2025.

For a detailed description of each of the Company's leases, see Note 7 - Leases to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

Professional and General Liability

The Company is a defendant in 37 professional and general liability actions commenced on behalf of former patients. These actions seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of facilities operated by the Company. Twenty-five of these actions are subject to a settlement in principle in aggregate of approximately $2.4 million, net of related insurance proceeds, as discussed under Note 19 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other”, “Accounts payable” and “Other liabilities” in the Company’s consolidated balance sheets, in the aggregate amount of $5.8 million and $6.9 million at December 31, 2017, and December 31, 2016, respectively. The Company believes that most of the professional and general liability are defensible and intends to defend them through final judgement unless settlement is more advantageous to the Company. Accordingly, the $5.8 million self-insurance reserve accrual primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate and legal costs of settling or litigating the pending actions, as applicable. These amounts are expected to be paid over time as the legal proceedings progress. The duration of such legal proceedings could be greater than one year subsequent to the year ended December 31, 2017; however management cannot reliably estimate the exact timing of payments. The Company expects to finance litigation, settlements and potential indemnity costs through cash on hand, former insurer insurance settlement proceeds and surplus cash flow from the Pinecone Credit Facility. See Note 19 Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., "Financial Statements and Supplementary Data" in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure pursuant to Item 7A. of Form 10-K is not required to be reported by smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Regional Health Properties, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Health Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Atlanta, Georgia

April 16, 2018

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000's)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,818	$14,045
Restricted cash	960	1,600
Accounts receivable, net of allowance of $2,570 and $7,529	945	2,429
Prepaid expenses and other	981	2,395
Total current assets	4,704	20,469
Restricted cash and investments	2,581	3,864
Property and equipment, net	81,213	79,168
Intangible assets—bed licenses	2,471	2,471
Intangible assets—lease rights, net	2,187	2,754
Goodwill	2,105	2,105
Lease deposits	808	1,411
Straight-line rent receivable	6,400	3,730
Notes receivable	3,540	3,000
Other assets	542	514
Total assets	$106,551	$119,486
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Current portion of notes payable and other debt	$6,621	$4,018
Current portion of convertible debt, net	1,469	9,136
Accounts payable	4,386	3,037
Accrued expenses and other	7,022	9,077
Total current liabilities	19,498	25,268
Notes payable and other debt, net of current portion:
Senior debt, net	57,801	60,189
Bonds, net	6,567	6,586
Other debt, net	644	41
Other liabilities	4,133	3,677
Deferred tax liability	38	226
Total liabilities	88,681	95,987
Commitments and contingencies (Note 15)
Preferred stock, no par value; 5,000 shares authorized; 0 and 2,762 shares issued and outstanding, redemption amount $0 and $69,038 at December 31, 2017 and 2016, respectively	—	61,446
Stockholders' equity (deficit):
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,697 and 19,927 shares issued and outstanding at December 31, 2017 and 2016, respectively	61,724	61,643
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 0 shares issued and outstanding, redemption amount $70,288 and $0 at December 31, 2017 and 2016, respectively	62,423	—
Accumulated deficit	(106,277)	(99,590)
Total stockholders' equity (deficit)	17,870	(37,947)
Total liabilities and stockholders' equity (deficit)	$106,551	$119,486

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000's, except per share data)

	Year Ended December 31,
	2017	2016
Revenues:
Rental revenues	$23,690	$26,287
Management fee and other revenues	1,458	1,314
Total revenues	25,148	27,601
Expenses:
Facility rent expense	8,683	8,694
Depreciation and amortization	4,868	5,296
General and administrative expenses	4,488	7,714
Other operating expenses	1,971	1,378
Total expenses	20,010	23,082
Income from operations	5,138	4,519
Other (income) expense:
Interest expense, net	4,095	7,149
Loss on extinguishment of debt	63	245
Gain on disposal of assets	—	(8,750)
Other expense	474	72
Total other expense (income), net	4,632	(1,284)
Income from continuing operations before income taxes	506	5,803
Income tax benefit	(188)	(163)
Income from continuing operations	694	5,966
Loss from discontinued operations, net of tax	(1,679)	(13,428)
Net loss attributable to Regional Health Properties, Inc.	(985)	(7,462)
Preferred stock dividends - declared	(5,702)	(7,335)
Preferred stock dividends - undeclared	(1,912)	—
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(8,599)	$(14,797)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing Operations, after current period undeclared dividend	$(0.35)	$(0.07)
Discontinued Operations	(0.08)	(0.67)
	$(0.43)	$(0.74)
Weighted average shares of common stock outstanding:
Basic and diluted	19,767	19,892

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in 000's)

	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock (a)	Accumulated Deficit	Total
Balance, December 31, 2015	19,861	—	$60,958	—	$(84,793)	$(23,835)
Stock-based compensation	—	—	1,133	—	—	1,133
Exercises of options and warrants	59	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	290	—	—	—	—	—
Stock repurchase program	(283)	—	(523)	—	—	(523)
Forfeiture of unvested restricted stock	—	—	75	—	—	75
Preferred stock dividends	—	—	—	—	(7,335)	(7,335)
Net loss	—	—	—	—	(7,462)	(7,462)
Balance, December 31, 2016	19,927	—	$61,643	$—	$(99,590)	$(37,947)
Reclassification of preferred stock (a)	—	2,812		62,423	—	62,423
Stock-based compensation	—	—	267	—	—	267
Issuance of restricted stock, net of forfeitures	(112)	—	—	—	—	—
Stock repurchase program	(118)	—	(186)	—	—	(186)
Preferred stock dividends declared	—	—	—	—	(5,702)	(5,702)
Net loss	—	—	—	—	(985)	(985)
Balance, December 31, 2017	19,697	2,812	$61,724	$62,423	$(106,277)	$17,870
(a)

Reclassification of the Regional Health Properties, Inc.'s Series A Preferred Stock as permanent equity, as a result of the ownership and transfer restrictions with respect to the common stock implemented in connection with the merger described in Note. 1.

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net Loss	$(985)	$(7,462)
Loss from discontinued operations, net of tax	1,679	13,428
Income from continuing operations	694	5,966
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,868	5,296
Stock-based compensation expense	267	1,133
Forfeiture (remeasurement) of liability based restricted stock	—	75
Rent expense in excess of cash paid	578	896
Rent revenue in excess of cash received	(2,670)	(2,498)
Amortization of deferred financing costs	338	1,046
Loss on debt extinguishment	—	(185)
Deferred tax expense	(188)	(163)
Gain on disposal of assets	—	(8,750)
Bad debt expense	886	215
Changes in operating assets and liabilities:
Accounts receivable	182	(545)
Prepaid expenses and other	207	672
Accounts payable, and accrued expenses and other	665	(1,361)
Other liabilities	168	(199)
Net cash provided by operating activities—continuing operations	5,995	1,598
Net cash used in operating activities—discontinued operations	(850)	(5,007)
Net cash provided by (used in) operating activities	5,145	(3,409)
Cash flow from investing activities:
Change in restricted cash and investments	1,879	7,263
Purchase of real estate, net	(1,375)	—
Proceeds from sale of property and equipment	—	18,370
Purchase of property and equipment	(846)	(1,500)
Net cash (used in) provided by investing activities—continuing operations	(342)	24,133
Net cash provided by investing activities—discontinued operations	—	—
Net cash (used in) provided by investing activities	(342)	24,133
Cash flows from financing activities:
Proceeds from debt	—	9,809
Repayment on notes payable	(3,609)	(16,284)
Repayment on bonds payable	(90)	(85)
Repayment on convertible debt	(7,700)	—
Debt issuance costs	(62)	(315)
Proceeds from preferred stock issuances, net	977	6,780
Repurchase of common stock	(186)	(523)
Repurchase of preferred stock	—	(48)
Dividends on preferred stock	(5,702)	(7,335)
Net cash used in financing activities—continuing operations	(16,372)	(8,001)
Net cash used in financing activities—discontinued operations	(658)	(1,398)
Net cash used in financing activities	(17,030)	(9,399)
Net change in cash and cash equivalents	(12,227)	11,325
Cash and cash equivalents at beginning of period	14,045	2,720
Cash and cash equivalents at end of period	$1,818	$14,045

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000's) REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

	Year Ended December 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,781	$6,126
Income taxes	$29	$—
Supplemental Disclosure of Non-Cash Activities:
Issuance of seller note	$—	$3,000
Repayment on notes payable - sale of Arkansas Facilities	$—	$35,176
Settlement agreements in excess of cash paid	$264	$—
Surrender of security deposit	$500	$—
Non-cash proceeds from financing of South Carolina Medicaid audit repayment	$385	$—
Issuance of vendor-financed insurance	$198	$—
Non-cash real estate purchase financing	$4,125	$—
Gain on extinguishment of exit fee note	$—	$185
Cashless exercise of warrants	$—	$135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Regional Health Properties, Inc. (“Regional Health”), through its subsidiaries (together, the “Company”) is a self-managed real estate investment company that invests primarily in real estate purposed for long-term healthcare and senior living.  Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2017, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast.  The operators of the Company's facilities provide a range of health care services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

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

Historically, AdCare’s business focused on owning and operating skilled nursing and assisted living facilities. The company also managed facilities on behalf of unaffiliated owners pursuant to management contracts. In July 2014, AdCare’s board of directors (the “AdCare Board”) approved a strategic plan to transition (the “Transition”) the company to a healthcare property holding and leasing company through a series of leasing and subleasing transactions. As of December 31, 2015, AdCare and its subsidiaries completed the Transition through: (i) leasing to third-party operators all the healthcare properties which they owned and previously operated; (ii) subleasing to third-party operators all the healthcare properties which they leased (but did not own) and previously operated; and (iii) continuing the one remaining management agreement to manage two skilled nursing facilities and one independent living facility for a third-party. As a result of the Transition, the Company now has many of the characteristics of a real estate investment trust (“REIT”) and is now focused on the ownership, acquisition and leasing of healthcare related properties.

On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health, a Georgia corporation and then wholly owned subsidiary of AdCare formed for the purposes of the Merger, with Regional Health continuing as the surviving corporation in the Merger. As a consequence of the Merger:

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

•

the AdCare Board and executive officers of AdCare immediately prior to the Merger became the board of directors (the “RHE Board”) and executive officers, respectively, of Regional Health immediately following the Merger, and each director and executive officer continued his directorship or employment, as the case may be, with Regional Health under the same terms as his directorship or employment with AdCare immediately following the Merger;

•

Regional Health assumed all of AdCare’s equity incentive compensation plans, and all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan converted into rights to acquire RHE common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any;

•	Regional Health became the successor issuer to AdCare and succeeded to the assets and continued the business and assumed the obligations of AdCare;
•	the RHE common stock and the RHE Series A Preferred Stock commenced trading on the NYSE American LLC (“NYSE American”) immediately following the Merger;
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

•	there was no change in the assets held by or in the business conducted by the Company; and
•	there is no fundamental change to the Company’s current operational strategy.

When used in these notes to the consolidated financial statements, unless otherwise specifically stated or the context otherwise requires, the terms:

•	“Board” or “Board of Directors” refers to the AdCare Board with respect to the period prior to the Merger and to the RHE Board with respect to the period after the Merger;
•	“Company refers to AdCare and its subsidiaries with respect to the period prior to the Merger and to Regional Health and its subsidiaries with respect to the period after the Merger;
•	“common stock” refers to the AdCare common stock with respect to the period prior to the Merger and to the RHE common stock with respect to the period after the Merger;
•

“Series A Preferred Stock” refers to the AdCare Series A Preferred Stock with respect to the period prior to the Merger and to the RHE Series A Preferred Stock with respect to the period after the Merger; and

•	“Charter” refers to the AdCare Charter with respect to the period prior to the Merger and to the RHE Charter with respect to the period after the Merger.

As of December 31, 2017, the Company owns, leases, or manages 30 facilities primarily in the Southeast.  Of the 30 facilities, the Company: (i) leased 14 owned and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 - Leases for a full description of the Company's leases). The Company leases its currently-owned healthcare properties, and subleases its currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the properties including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual escalation clauses.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include the self-insurance reserve for professional and general liability, allowance for doubtful accounts, contractual allowances for Medicaid, Medicare, and managed care reimbursements, deferred tax valuation allowance, fair value of employee and nonemployee share-based awards, fair value estimation methods used to determine the assigned fair value of assets and liabilities acquired in acquisitions, valuation of goodwill and other long-lived assets, and cash flow projections. Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the Company's majority owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated through consolidation.

Arrangements with other business enterprises are evaluated, and those in which Regional Health is determined to have controlling financial interest are consolidated. Guidance is provided by FASB ASC Topic 810-10, "Consolidation—Overall", which includes consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance includes controlling financial interests that may be achieved through arrangements that do not involve voting interests. In absences of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's (“VIE”) assets and activities are the best evidence of control. If an enterprise holds the power to direct and right to receive benefits of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the VIE in its financial statements.

The Company has evaluated and concluded that as of December 31, 2017, the Company has no relationship with a VIE in which it is the primary beneficiary required to consolidate the entity.

Reclassifications

Certain reclassifications have been made to the 2016 financial information to conform to the 2017 presentation with no effect on the Company's consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders' equity. Reclassifications were made to the consolidated statements of operations for the year ended December 31, 2016 to conform the presentation of interest revenue from notes receivable for both periods presented.

Cash, Cash Equivalents, and Restricted Cash and Investments

The Company considers all unrestricted short-term investments with original maturities less than three months, which are readily convertible into cash, to be cash equivalents. Certain cash, cash equivalents and investment amounts are restricted for specific purposes such as mortgage escrow requirements; reserves for capital expenditures on United States Housing and Urban Development ("HUD") insured facilities and collateral for other debt obligations.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company's triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities will be recognized only upon cash collection, and any accumulated straight-line rent receivable will be reversed in the period in which the Company deems rent collection no longer probable. Rent revenues for the nine facilities in Arkansas previously leased by us (the “Arkansas Facilities”) and two facilities in Georgia are recorded on a cash basis.

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectability of our rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that may not be recovered. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates.

Accounts receivable, net totaled $0.9 million at December 31, 2017 compared with $2.4 million at December 31, 2016, of which $0.0 million and $0.9 million, respectively, related to patient care receivables from our legacy operations. At December 31, 2017, the Company allowed for approximately $2.6 million on approximately $2.6 million of gross patient care related receivables primarily from our operations before completion of the Transition.  Allowance for patient care receivables are estimated based on an aged-bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations.

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

Accounts receivable are recorded at net realizable value. The Company performs ongoing evaluations of its tenants and significant third-party payors with which it contracts, and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential losses. Delinquent accounts receivable are charged against the allowance for doubtful accounts once collection has been determined to be unlikely. Accounts receivable are considered past due and placed on delinquent status based upon contractual terms as well as how frequently payments are received, on an individual account basis.

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

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2017, all of the Company's leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

The Company's indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. For the year ended December 31, 2017 the test results indicated no impairment necessary.

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

On December 22, 2017, tax legislation commonly known as The Tax Cuts and Jobs Act (the “Tax Reform”) was enacted.  Among other changes the Tax Reform reduces the US federal corporate tax rate from 35% to 21% beginning in 2018.

The Company has remeasured certain deferred tax assets and liabilities as of the enactment date of the Tax Reform based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was $9.5 million, which was offset by a reduction in the valuation allowance. The Company also recorded an income tax benefit of approximately $0.2 million related to the use of our naked credit (a deferred tax liability for an indefinite-lived asset) as a source of income to release a portion of our valuation allowance.

Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements.  The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheets. The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company's tax returns filed for the 2014 through 2017 tax years are still subject to potential examination by taxing authorities.

The Company is not currently under examination by any major income tax jurisdiction.

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

Self-Insurance

The Company was self-insured for employee medical claims (in all states except for Oklahoma, where the Company participated in the Oklahoma state subsidy program) and had a large deductible workers' compensation plan (in all states except for Ohio, where workers' compensation is covered under a premium-only policy provided by the Ohio Bureau of Workers' Compensation). Additionally, the Company maintains insurance programs, including commercial general liability, property, casualty, directors' and officers' liability, crime and employment practices liability.

In July 2014, the Board approved and commenced the Transition. In 2015, the insurance programs described above changed in order to address the different needs of the Company as a result of the Transition. The Company's workers compensation plan transitioned from a high deductible to a guaranteed cost program in February 2015. As of December 31, 2017, claims incurred but not reported or unsettled claims for the legacy self-insured employee medical plan and the large deductible workers' compensation plan are recognized as a liability in the consolidated financial statements.

Professional liability insurance was provided to facilities operations up until the date of transfer. Claims which were associated with prior operations of the Company but not reported as of the transition date were self-insured.

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company's estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 - Accrued Expenses and Other.

Classification of the Series A Preferred Stock as Permanent Equity

As a result of the Merger the common stock is subject to the ownership and transfer restrictions set forth in the RHE Charter. These restrictions permit classification of the Series A Preferred Stock as permanent equity. Prior to the Merger, the common stock was not subject to similar restrictions, and the Series A Preferred Stock was classified outside of permanent equity. As of the Merger date, the Series A Preferred Stock was classified as permanent equity. See Note 12 – Common and Preferred Stock.

Recently Adopted Accounting Standards

Except for rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws, FASB ASC is the sole source of authoritative GAAP literature applicable to the Company. The Company has reviewed the FASB accounting pronouncements and Accounting Standards Updates (“ASU”) interpretations that have effectiveness dates during the periods reported and in future periods.

On April 1, 2017, the Company adopted ASU 2017-01, Clarifying the Definition of a Business, which narrows the FASB definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. The Company is applying ASU 2017-01 prospectively for acquisitions after April 1, 2017. Regardless of whether an acquisition is considered a business combination or an asset acquisition, the Company records the cost of the businesses (or assets) acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Intangibles primarily include CONs but could include value of in-place leases and acquired lease contracts. For an asset acquisition, the cost of the acquisition is allocated to the assets and liabilities acquired on a relative fair value basis and no goodwill is recognized. The Company estimates the fair value of assets in accordance with FASB ASC 820. The fair value is estimated under market conditions observed at the time of the measurement date and depreciated over the remaining life of the assets.

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

In August 2014, the FASB issued ASU 2014-15, which provides guidance regarding an entity’s ability to continue as a going concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires a company to recognize revenue when the company transfers control of promised goods and services to the customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods or services. A company is also required to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standards, which are intended to promote a more consistent interpretation and application of the principles outlined in the standard.

Companies are permitted to adopt the standard using a retrospective transition method (i.e., restate all prior periods presented) or a cumulative effect method (i.e., recognize the cumulative effect of initially applying the guidance at the date of initial application with no restatement of prior periods). However, both methods allow companies to elect certain practical expedients on transition that will help to simplify how a company restates its contracts. The Company currently anticipates adopting the standard using the cumulative effect method.

The new standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2018. All companies are permitted to early adopt the standard beginning January 1, 2017. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018.

The Company does not expect the standard to have a material effect on the consolidated financial statements, other than for the additional disclosures required by the standard. While the Company’s management fee revenue is subject to the provisions of ASC 606, the pattern and timing of recognition of income under the new standard will be consistent with the current accounting model. The new standard does not apply to rental revenue.

The new guidance will not affect the total revenue or operating earnings recognized for such contract. The Company does not expect the effects of adoption for such contract to be material to the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance, ASC 840, Leases. ASU 2016-02 creates a new Topic, ASC 842, Leases. This new topic retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be applied prospectively as of the earliest date practicable. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of shares of common stock outstanding (which includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive). Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For 2017 and 2016, potentially dilutive securities of 1.6 million and 4.4 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.

The following table provides a reconciliation of net loss for continuing and discontinued operations and the number of shares used in the computation of both basic and diluted earnings per share:

	Year Ended December 31,
	2017			2016
(Amounts in 000's, except per share data)	Income (loss)	Shares (2)	Per Share	Income (loss)	Shares (2)	Per Share
Continuing Operations:
Income from continuing operations	$694			$5,966
Preferred stock dividends, declared	(5,702)			(7,335)
Preferred stock dividends, undeclared (1)	(1,912)			—
Basic and diluted loss from continuing operations	$(6,920)	19,767	$(0.35)	$(1,369)	19,892	$(0.07)
Discontinued Operations:
Loss from discontinued operations	$(1,679)			$(13,428)
Basic and Diluted Loss from discontinued operations, net of tax	$(1,679)	19,767	$(0.08)	$(13,428)	19,892	$(0.67)
Net Loss Attributable to Regional Health Properties, Inc.:
Basic and Diluted Net loss attributable to Regional Health Properties, Inc. common stockholders	$(8,599)	19,767	$(0.43)	$(14,797)	19,892	$(0.74)
(1)	The Board suspended dividend payments with respect to our Series A Preferred Stock for the fourth quarter 2018.

(2)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	December 31,
(Amounts in 000’s)	2017	2016
Stock options	181	355
Common stock warrants - employee	582	1,450
Common stock warrants - nonemployee	437	437
Shares issuable upon conversion of convertible debt	353	2,165
Total shares	1,553	4,407

NOTE 3. LIQUIDITY

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing. At December 31, 2017, the Company had $1.8 million in cash and cash equivalents. During the twelve months ended December 31, 2017, the Company generated positive cash flow from continuing operations of $6.0 million and anticipates continued positive cash flow from operations in the future. The Board has suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017 and the first quarter 2018 dividend periods. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock in the second quarter of 2018.  The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs.

As of December 31, 2017, the Company had total current liabilities of $19.5 million and total current assets of $4.7 million, which includes approximately $1.8 million of cash and cash equivalents, thus resulting in a working capital deficit of approximately $14.8 million.  Included in current liabilities at December 31, 2017 is the $8.1 million current portion of its $73.1 million in indebtedness. The current portion of such indebtedness is comprised of: (i) $4.3 million mortgage indebtedness under the Company’s credit facility with Housing & Healthcare Funding, LLC (the “Quail Creek Credit Facility”); (ii) convertible debt of $1.5 million; and (iii) other debt of approximately $2.3 million, which includes senior debt and bond and mortgage indebtedness. The Company anticipates net principal repayments of approximately $3.8 million during the next twelve-month period, which includes $1.5 million of convertible debt (which was repaid in February 2018), approximately $0.5 million of payments on other non-routine debt, $1.7 million of routine debt service amortization, and a $0.1 million payment of other debt. Management is in discussions to obtain an additional extension of the Quail Creek Credit Facility to at least April 30, 2019. Management believes the extension of the maturity of the Quail Creek Credit Facility is probable of being executed as the Company has successfully extended the maturity date of this facility in the past, and the facility is secured by a first mortgage on the real property and improvements constituting the Nursing & Rehabilitation Center located in Oklahoma City, Oklahoma (the “Quail Creek Facility”), (see Note 9—Notes Payable and Other Debt).

Subsequent to year end, on February 15, 2018, the Company entered into a debt refinancing with Pinecone Realty Partners II, LLC (“Pinecone Credit Facility”), with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties, and provided additional surplus cash flow of $6.3 million which is available to fund general corporate needs (see Note 19 – Subsequent Events). The surplus cash flow from the Pinecone Credit Facility was used to deposit $2.4 million of cash into escrow to fund self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions (included within current liabilities), and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility refinancing will be used for general corporate purposes.

Given the available capital from the Pinecone Credit Facility, management’s plans to extend the due date of the Quail Creek Credit Facility, combined with current funds on hand, and expected future cash flow from operations, management believes that the Company will be able to meet its obligations as they become due in the ordinary course of business for a period of 12 months following the date these financial statements are issued. Management's belief assumes,  that the Company will continue to be successful in implementing its business strategy and achieving forecasted results and that there will be no material adverse developments in its business, liquidity or capital requirements.

NOTE 4. RESTRICTED CASH AND INVESTMENTS

The following presents the Company's various restricted cash, escrow deposits and investments:

	December 31,
Amounts in (000's)	2017	2016
Cash collateral	$63	$260
Replacement reserves	260	811
Escrow deposits	637	529
Total current portion	960	1,600
Restricted investments for debt obligations	2,176	2,274
HUD and other replacement reserves	405	1,590
Total noncurrent portion	2,581	3,864
Total restricted cash and investments	$3,541	$5,464

Cash collateral— In securing mortgage financing from certain lending institutions, the Company and certain of its wholly-owned subsidiaries are required to deposit cash to be held as collateral in accordance with the terms of such loan agreements.

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

NOTE 5. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

	Estimated Useful	December 31,
(Amounts in 000's)	Lives (Years)	2017	2016
Buildings and improvements	5 - 40	$89,665	$84,108
Equipment and computer related	2 - 10	10,893	12,286
Land	—	4,248	3,988
Construction in process	—	49	602
		104,855	100,984
Less: accumulated depreciation and amortization		(23,642)	(21,816)
Property and equipment, net		$81,213	$79,168

During the twelve months ended December 31, 2017, and the twelve months ended December 31, 2016, the Company recorded no impairments in property and equipment. During the twelve months ended December 31, 2016, the Company recognized approximately $21.0 thousand impairment for an office located in Roswell, Georgia as part of the sale from amounts previously recorded in assets of disposal group held for sale (see Note 11 - Discontinued Operations).

On October 6, 2016, the Company completed the sale of the Arkansas Facilities, together with substantially all of the fixtures, equipment, furniture and other assets relating to such facilities (see Note 11 - Discontinued Operations).

On May 1, 2017, the Company completed the acquisition of an assisted living and memory care community with 106 operational beds in Glencoe, Alabama (the “Meadowood Facility”) (see Note 10 – Acquisitions and Dispositions).

The following table summarizes total depreciation and amortization for the twelve months ended December 31, 2017 and 2016:

	December 31,
Amounts in (000's)	2017	2016
Depreciation	$3,318	$3,784
Amortization	1,550	1,512
Total depreciation and amortization	$4,868	$5,296

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000's)	Bed Licenses (included in property and equipment)	Bed Licenses— Separable	Lease Rights	Total
Balances, January 1, 2016
Gross	$35,690	$2,471	$6,881	$45,042
Accumulated amortization	(4,760)	—	(3,461)	(8,221)
Net carrying amount	$30,930	$2,471	$3,420	$36,821
Dispositions
Gross	(12,879)	—	—	(12,879)
Accumulated amortization	2,123	—	—	2,123
Amortization expense	(846)	—	(666)	(1,512)
Balances, December 31, 2016
Gross	22,811	2,471	6,881	32,163
Accumulated amortization	(3,483)	—	(4,127)	(7,610)
Net carrying amount	19,328	2,471	2,754	24,553
Acquisitions
Gross	—	—	300	300
Amortization expense	(683)	—	(867)	(1,550)
Balances, December 31, 2017
Gross	$22,811	$2,471	$7,181	$32,463
Accumulated amortization	(4,166)	—	(4,994)	(9,160)
Net carrying amount	$18,645	$2,471	$2,187	$23,303

Amortization expense for bed licenses is included in property and equipment depreciation and amortization expense (see Note 5 - Property and Equipment).

Estimated amortization expense for all finite-lived intangibles for each of the future years ending December 31 is as follows:

Amounts in (000's)	Bed Licenses	Lease Rights
2018	$683	767
2019	683	667
2020	683	482
2021	683	203
2022	683	68
Thereafter	15,230	—
Total	$18,645	$2,187

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016.

(Amounts in 000's)
Balances, January 1, 2016
Goodwill	$5,023
Accumulated impairment losses	(840)
Total	$4,183
Disposals	(2,078)
Net change during year	(2,078)
Balances, December 31, 2016
Goodwill	$2,945
Accumulated impairment losses	(840)
Total	$2,105
Balances, December 31, 2017
Goodwill	$2,945
Accumulated impairment losses	(840)
Total	$2,105

On October 6, 2016, the Company completed the sale of the Arkansas Facilities and disposed of $2.1 million of goodwill (see Note 10 – Acquisitions and Dispositions).

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

Foster Prime Lease. Eight of the Company's skilled nursing facilities (collectively, the "Georgia Facilities") are leased under a single master indivisible arrangement (as amended), with a lease termination date of August 31, 2027, (the "Prime Lease"). Under the Prime Lease, a default related to an individual facility may cause a default of the entire Prime Lease. The Company is responsible for the cost of maintaining the Georgia Facilities. On August 14, 2015 the lessor consented to the Company’s sublease of the Georgia Facilities to a third-party tenant. Commencing on July 1, 2016 annual rent increases at 2.0% annually for the remainder of the lease term.

On January 1, 2016 the Company released to the lessor one month of pre-paid rent in the amount of $398,000 and on January 1, 2017 the Company released to lessor the security deposit paid under the Prime Lease in the amount of $500,000. Commencing January 1, 2017, annual rent was increased by an additional $104,000, without annual increases, payable in four equal quarterly instalments of $26,000 for the remainder of the seven year lease extension granted on August 15, 2015. The Prime lease represents approximately 68% of our annual minimum lease payments.

Bonterra/Parkview Master Lease. Two of the Company's facilities are leased under a single indivisible agreement (the "Bonterra/Parkview Master Lease"). Under the Bonterra/Parkview Master Lease, a default related to an individual facility may cause a default of the entire Bonterra/Parkview Master Lease. On September 1, 2015, the Bonterra/Parkview Master Lease was amended, whereby the parties agreed to: (i) extend its initial term by three years, resulting in a new lease termination date of August 31, 2025; (ii) provide consent to the sublease of the two facilities to a third-party operator; and (iii) extend the optional renewal terms to two separate twelve-year renewal periods. In consideration for the amended terms, among other things, the Company agreed to a monthly increase in base rent equal to 37.5% of the difference between the base rent owed by the Company under the Bonterra/Parkview Master Lease and the base rent owed to the Company by the new sublease operator. The Bonterra/Parkview Master Lease represents approximately 24% of our annual minimum lease payments.

Covington Prime Lease. One of the Company's facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the "Covington Prime Lease"), by and between the Company and Covington Realty, LLC. On August 1, 2015, the Covington Prime Lease was amended, whereby the parties agreed to: (i) provide consent to the sublease of the facility to a third-party operator; (ii) extend the term of the lease to expire on April 30, 2025; and (iii) set the annual base rent, effective May 1, 2015 and continuing throughout the lease term, equal to 102% of the immediately preceding lease year's base rent. The Covington Prime Lease represents approximately 8% of our annual minimum lease payments.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000's)
2018	$8,331
2019	8,492
2020	8,671
2021	8,830
2022	9,026
Thereafter	37,430
Total	$80,780

Leased and Subleased Facilities to Third-Party Operators

In connection with the Company's transition to a self-managed real estate investment company, 27 facilities (16 owned by us and 11 leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable.

Arkansas Leases and Facilities.  Until February 3, 2016, the Company subleased the Arkansas Facilities to affiliates of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Effective February 3, 2016, the Company terminated each Aria Sublease due to the applicable Aria affiliate’s failure to pay rent pursuant to the terms of such sublease. From February 5, 2016 to October 6, 2016, of the Company leased the Arkansas Facilities to Skyline Healthcare LLC (“Skyline”), pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”). The term of the Skyline Lease commenced on April 1, 2016. In connection with the Skyline Lease, Skyline entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which Mr. Schwartz, or an entity designated by Mr. Schwartz (the “Purchaser”), had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, consisting of cash consideration in the amount of $52.0 million and a promissory note with a principal amount of $3.0 million. The Company completed the sale of the Arkansas Facilities to the Purchaser on October 6, 2016 (see Note 10 – Acquisitions and Dispositions).

Beacon. On August 1, 2015, the Company made a short-term loan to certain affiliates of Beacon Health Management, LLC (collectively, the "Beacon Affiliates") and, in connection therewith, Beacon Affiliates executed a promissory note maturing on May 31, 2016 in the amount $0.6 million (the "Beacon Note"), as amended, in favor of the Company. Interest accrued on the unpaid principal balance of the note at a rate of 18% per annum.  As of June 30, 2016, $0.6 million outstanding principal and all accumulated interest on the Beacon Note was paid in full.

On August 1, 2015, the Company entered into a lease inducement fee agreement with certain Beacon Affiliates, pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain Beacon Affiliates (collectively “Beacon Sublessee”) to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). As of December 31, 2017 the balance of the Beacon Lease Inducement was approximately $0.5 million.

Peach Health. On June 18, 2016, the Company entered into a master sublease agreement (the “Peach Health Sublease”) with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”), providing that Peach Health Sublessee would take possession of and operate the three facilities located in Georgia (the “Peach Facilities”) as subtenant. The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”). The Jeffersonville Facility and the Oceanside Facility were previously decertified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) in February and May 2016, respectively, for deficiencies related to the operations and maintenance of the facility while operated by the previous sublessee. The Jeffersonville Facility and the Oceanside Facility were recertified by CMS as of December 20, 2016 and February 7, 2017, respectively (the “Peach Recertified Facilities”), which are the rent commencement dates for such facilities.

The Peach Health Sublease became effective for the Jeffersonville Facility on June 18, 2016, and for the Savannah Beach Facility and the Oceanside Facility on July 13, 2016 (the date on which the Company accepted possession of the facilities from the previous sublessee). The Peach Health Sublease is structured as a triple net lease, except that the Company assumed responsibility for the cost of certain deferred maintenance at the Savannah Beach Facility and capital improvements that were necessary for the Oceanside Facility and the Jeffersonville Facility in connection with recertification by CMS. As of December 31, 2017, the Company has invested approximately $1.3 million in connection with recertification capital expenditures at Peach Recertified Facilities. Rent for the Savannah Beach Facility, the Oceanside Facility and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; provided, however, that rent was only $1 per month for the Peach Recertified Facilities until the respective rent commencement dates. In addition, for the Peach Recertified Facilities, Peach Health Sublessee is entitled to three months of $1 per month rent following the respective rent commencement dates and, following such three-month period, five months of rent discounted by 50%. The annual rent for each of the Peach Facilities will escalate at a rate of 3% each year pursuant to the Peach Health Sublease, and the term of the Peach Health Sublease for all three Peach Facilities expires on August 31, 2027. On March 30, 2018 the Company and Peach Health Sublessee entered into an amendment to the Peach Health Sublease.  The amendment provides for: (i) additional four and six month periods of base rent of $37,080 and $54,590, discounted by 50%, which rate shall continue through March 1, 2018, for the Oceanside Facility and the Jeffersonville Facility, respectively and (ii) beginning April 1, 2018 provides for additional rent payment amounts of $2,500 and $3,400 per month for the Oceanside

Facility and the Jeffersonville Facility, respectively. The additional rent for each of the Peach Facilities will escalate at a rate of 3% each year on April 1st of each remaining year of the term, and any extension thereof. The Peach Health Sublease term for all three Peach Facilities expires on August 31, 2027.

In connection with the Peach Health Sublease, the Company extended a line of credit to Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”); with interest accruing on the unpaid balance under the Peach Line at a starting interest rate of 13.5%, increasing by 1% per annum. The entire principal amount due under the Peach Line, together with all accrued and unpaid interest thereunder, was due one year from the date of the first disbursement. The Peach Line was secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable.

On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee securing a $2.5 million revolving working capital loan from a third party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million which matures April 5, 2020. The Peach Working Capital Facility is secured by the eligible accounts receivable, and all the collections on the eligible accounts receivable are remitted to a lockbox controlled by the lender. The modifications of the Peach Line include (as so amended, the “Peach Note”): (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity of the loan to October 1, 2020 and adding a six month extension option by Peach Health Sublessee, assuming certain conditions precedent are met at the time of the exercise of the option; (iii) increasing the interest rate from 13.5% per annum by 1% per annum; and (iv) establishing a four year amortization schedule. Payment of principal and interest under the Peach Note shall be governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed Peach Health Sublessee’s borrowings under the Peach Working Capital Facility subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio by Peach Health Sublessee). The Company is obligated to pay the outstanding balance on the Peach Working Capital Facility (after application of all eligible accounts receivable collections by the lender) if Peach Health Sublessee fails to comply with the Peach Working Capital Facility obligations and covenants. Fair value of the liability using the expected present value approach is immaterial.

At December 31, 2017, there was a $0.9 million outstanding balance on the Peach Note.

Future Minimum Lease Receivables

Future minimum lease receivables for each of the next five years ending December 31 are as follows:

(Amounts in 000's) (a)
2018	$22,281
2019	22,764
2020	23,299
2021	23,886
2022	24,488
Thereafter	112,325
Total	$229,043

(a)	Recertification of the Jeffersonville Facility and Oceanside Facility occurred on December 20, 2016 and February 7, 2017, respectively.

The following is a summary of the Company's leases to third-parties and which comprise the future minimum lease receivables of the Company. The terms of each lease are structured as "triple-net" leases. Each lease contains specific rent escalation amounts ranging from 2.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company's renewal of its lease agreement.

		Initial Lease Term
		Commencement	Expiration	2018 Cash
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Beacon Health Management	8/1/2015	7/31/2025	$764
Eaglewood Care Center	Beacon Health Management	8/1/2015	7/31/2025	764
H&C of Greenfield	Beacon Health Management	8/1/2015	7/31/2025	382
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	938
The Pavilion Care Center	Beacon Health Management	8/1/2015	7/31/2025	382
Attalla Health Care	C.R. Management	12/1/2014	8/31/2030	1,153
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	867
College Park	C.R. Management	4/1/2015	3/31/2025	633
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	955
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,228
Meadowood	C.R. Management	5/1/2017	8/31/2030	456
NW Nursing Center	Southwest LTC	12/31/2015	11/30/2025	372
Quail Creek	Southwest LTC	12/31/2015	11/30/2025	768
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	338
Mountain Trace Rehab	Symmetry Healthcare	6/1/2015	5/31/2030	742
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	836
Subtotal Owned Facilities (16)				$11,578
Leased
Covington Care	Beacon Health Management	8/1/2015	4/30/2025	$818
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	894
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,074
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	345
Jeffersonville	Peach Health	6/18/2016	8/31/2027	665
Oceanside	Peach Health	7/13/2016	8/31/2027	451
Savannah Beach	Peach Health	7/13/2016	8/31/2027	263
Bonterra	Wellington Health Services	9/1/2015	8/31/2025	1,091
Parkview Manor/Legacy	Wellington Health Services	9/1/2015	8/31/2025	1,091
Powder Springs	Wellington Health Services	4/1/2015	8/31/2027	2,160
Tara	Wellington Health Services	4/1/2015	8/31/2027	1,851
Subtotal Leased Facilities (11)				$10,703
Total (27)				$22,281
(1)	Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.

Our leases and subleases are by facility with tenants that are separate legal entities affiliated with the above operators. All facilities are skilled nursing facilities except for Eaglewood ALF and Meadowood which are assisted living facilities. All facilities have renewal provisions of one term of five years except facilities (Mountain Trace, Quail Creek, NW Nursing, Sumter Valley, and Georgetown) which have two renewal terms with each being five years. The leases also contain standard rent escalations that range from 2.0% to 3.0% annually.

NOTE 8. ACCRUED EXPENSES AND OTHER

Accrued expenses consist of the following:

	December 31,
Amounts in (000's)	2017	2016
Accrued employee benefits and payroll related	$290	$442
Real estate and other taxes	423	557
Self-insured reserve (1)	5,077	6,924
Accrued interest	260	251
Accrued preferred dividend	0	—
Other accrued expenses	972	903
Total	$7,022	$9,077

(1)

The Company self-insures against professional and general liability cases and uses a third party administrator and outside counsel to manage and defend the claims. Additionally $0.2 million is accrued in “Other liabilities” in the Company’s consolidated balance sheets for amounts due in excess of twelve months (see Note 15 - Commitments and Contingencies).

NOTE 9. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000's)	2017	2016
Senior debt—guaranteed by HUD	33,685	34,473
Senior debt—guaranteed by USDA (a)	20,320	22,518
Senior debt—guaranteed by SBA (b)	2,210	2,319
Senior debt—bonds	7,055	7,145
Senior debt—other mortgage indebtedness	9,486	5,639
Other debt	1,050	1,063
Convertible debt	1,500	9,200
Sub Total	75,306	82,357
Deferred financing costs	(2,027)	(2,196)
Unamortized discounts on bonds	(177)	(191)
Total	73,102	79,970
Less current portion	8,090	13,154
Notes payable and other debt, net of current portion	$65,012	$66,816
(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2017	December 31, 2016
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,329	$1,434
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,127	2,191
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,334	5,447
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,283	8,457
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,199	7,352
Georgetown (c)	Midland State Bank	10/01/2046	Fixed	2.98%	3,644	3,723
Sumter Valley (d)	Key Bank	01/01/2047	Fixed	3.70%	5,769	5,869
Total					$33,685	$34,473
Senior debt - guaranteed by USDA (e)
Attalla (f)	Metro City	09/30/2035	Prime + 1.50%	5.50%	$6,169	$7,189
Coosa	Metro City	09/30/2035	Prime + 1.50%	5.50%	5,562	6,483
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,260	4,384
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,329	4,462
Total					$20,320	$22,518
Senior debt - guaranteed by SBA (g)
College Park (f)	CDC	10/01/2031	Fixed	2.81%	$1,523	$1,611
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	687	708
Total					$2,210	$2,319
(a)

Represents interest rates as of December 31, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 0.53% per annum.

(b)

For the seven skilled nursing facilities, the Company has term loans insured 100% by HUD with financial institutions. The loans are secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the underlying facility. The loans contain customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, the lenders may, after receiving the prior written approval of HUD, terminate the loans and all amounts under the loans will become immediately due and payable. In connection with entering into loans, the facilities entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.

(c)

On September 29, 2016, the Company closed a HUD-guaranteed financing in the amount of $3.7 million, maturing in 2046 and bearing an interest rate of 2.98% (interest rate excludes annual mortgage insurance premiums), which refinanced approximately $3.1 million in debt previously owed to the PrivateBank with respect to the Company’s skilled nursing facility in Georgetown, South Carolina.

(d)

On December 14, 2016, the Company refinanced the debt with respect to the Company’s skilled nursing facility located in Sumter, South Carolina with $5.9 million of new mortgage debt maturing in 2047 and bearing an interest rate of 3.70% (interest rate excludes annual mortgage insurance premiums). The HUD-guaranteed mortgage refinances $5.9 million of short term debt that bore an interest rate of 4.71% at September 30, 2016.

(e)

For the four skilled nursing facilities, the Company has term loans with financial institutions, which are insured 70% to 80% by the USDA. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 3% to 4% through 2017, which declines 1% each year capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(f)	On February 15, 2018, the Company refinanced such loans (see Note 19 – Subsequent Events).
(g)	For each of the two facilities, the Company has a term loan with a financial institution, which is insured 75% by the SBA. The notes mature at various dates starting in 2031 through 2036.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2017	December 31, 2016
Senior debt - bonds (b)
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,610	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	445	535
Total					$7,055	$7,145

(a)

Represents interest rates as of December 31, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of approximately 0.26% per annum.

(b)

In April 2012, a wholly-owned subsidiary of the Company entered into a loan agreement with the City of Springfield, Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield's Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The bonds are secured by the Company's assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by Regional Health. There is an original issue discount of $0.3 million related to this loan.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2017	December 31, 2016
Senior debt - other mortgage indebtedness
Quail Creek (b)	Congressional Bank	04/30/2018	LIBOR + 4.75%	5.75%	4,314	4,432
Northwest (c)	First Commercial	07/31/2020	Prime	5.00%	1,122	1,207
Meadowood (d)	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	4,050	—
Total					$9,486	$5,639

(a)

Represents interest rates as of December 31, 2017 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.0% to 1.09% per annum.

(b)

On September 19, 2016, the Company obtained an option to extend the maturity date of the Quail Creek Credit Facility to September 2018. On February 28, 2018 the Company extended the maturity date to April 30, 2018 and retains the option to further extend the maturity to September 2018. The loan is secured by: (i) a first mortgage on the real property and improvements constituting the Quail Creek Facility; (ii) a first priority interest on all furnishing, fixtures and equipment associated with the Quail Creek Facility; and (iii) an assignment of all rents paid under any existing or future leases and rental agreements with respect to the Quail Creek Facility.

(c)	On February 15, 2018, the Company refinanced this loan (see Note 19 – Subsequent Events).
(d)

On May 1, 2017, in connection with the Company’s acquisition of the Meadowood Facility, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Meadowood Credit Facility”) with the Exchange Bank of Alabama, which provides for a $4.1 million principal amount secured credit facility maturing on May 1, 2022. The Meadowood Credit Facility is secured by the Meadowood Facility.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2017	December 31, 2016
Other debt
First Insurance Funding	02/28/2018	Fixed	4.24%	$20	$20
KeyBank	08/02/2019	Fixed	0.00%	495	496
McBride Note (a)	09/30/2019	Fixed	4.00%	264	—
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	42	547
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	229	—
Total				$1,050	$1,063
(a)

The Company executed an unsecured promissory note in favor of William McBride III, the Company’s former Chairman and Chief Executive Officer, pursuant to a settlement agreement dated September 26, 2017, between Mr. McBride and the Company, see Note 18 Related Party Transactions “McBride Matters.

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

(Amounts in 000’s)
Facility	Conversion price	Maturity	Interest Rate (a)		December 31, 2017	December 31, 2016
Convertible debt
Issued July 2012 (b)	$4.25	04/30/2018	Fixed	14.00%	$1,500	$1,500
Issued March 2015 (c)	$4.25	04/30/2017	Fixed	10.00%	—	7,700
Total					$1,500	$9,200

(a)	Represents interest rates as of December 31, 2017. The rates exclude amortization of deferred financing costs which approximate 2.48% per annum.
(b)

On February 15, 2018, the Company repaid the outstanding principal balance of $1.5 million together with all accrued and unpaid interest, under the Company’s convertible promissory notes issued in July 2012 and all related obligations thereunder were extinguished at that time. (see Note 19 - Subsequent Events).

(c)

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

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of December 31, 2017 for each of the next five years and thereafter.

Amounts in (000's)
2018	$8,121
2019	2,640
2020	2,942
2021	2,100
2022	5,525
Thereafter	53,978
Subtotal	75,306
Less: unamortized discounts	(177)
Less: deferred financing costs (1)	(2,027)
Total notes and other debt	$73,102

(1)	Approximately $0.03 million of deferred financing is recorded in "Current portion of convertible debt, net" on the Company’s consolidated balance sheets.

Letters of Credit

As of December 31, 2017 the Company has no outstanding letters of credit. There was $0.4 million of outstanding letters of credit (under the Company's then revolving credit facility with the PrivateBank) at December 31, 2016, used primarily for surety bonds, which the Company cancelled when no longer required. Such letters of credit were fully cash collateralized, and the cash was returned to the Company during the year ended December 31, 2017.

Indebtedness repaid from Proceeds of 2016 Sale of the Arkansas Facilities

On October 6, 2016, the Company completed the sale of the Arkansas Facilities and repaid the following debt:

					Principal
(Amounts in 000’s)	Lender	Maturity	Interest Rate		Amount*
Sale of Arkansas Facilities
Homestead	Square 1	10/14/2036	Prime + 1.00%	5.75%	$3,241
Stone County	CDC	07/01/2032	Fixed	2.42%	1,076
Northridge	PrivateBank	09/01/2016	LIBOR + 4.25%	5.50%	3,627
Woodland Hills	PrivateBank	09/01/2016	LIBOR + 4.25%	5.50%	3,050
Abington/Cumberland	PrivateBank	09/01/2016	LIBOR + 4.25%	5.50%	3,455
Heritage Park	PrivateBank	09/01/2016	LIBOR + 3.50%	6.00%	2,853
River Valley	PrivateBank	09/01/2016	LIBOR + 3.50%	6.00%	3,472
Little Rock/West Markham	PrivateBank	12/31/2016	LIBOR + 4.00%	6.00%	9,788
Stone County	Metro City	06/08/2022	Prime + 2.25%	6.25%	1,666
					$32,228
Other indebtdness re-paid
College Park	Bank of Las Vegas	05/01/2031	Prime + 2.00%	6.25%	2,384
Reliant Rehabilitation	Reliant Rehabilitation	11/15/2016	Fixed	7.00%	193
Total					$34,805
*	Excludes pre-payment penalties

NOTE 10. ACQUISITIONS AND DISPOSITIONS

Acquisitions of Assets

On March 8, 2017, the Company acquired the Meadowood Facility for $5.5 million cash from Meadowood Retirement Village, LLC. In addition, on March 21, 2017, the Company executed a long-term, triple net operating lease with an affiliate of C.R. Management (the “Meadowood Operator”) to lease the Meadowood Facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the Meadowood Operator may exercise the lease renewal for the Meadowood Facility if its affiliate exercises the lease renewal option for Coosa Valley Health Care, a 124-bed skilled nursing facility located in Gadsden, Alabama; and (v) a security deposit equal to one month of base rent. The Company completed the purchase of the Meadowood Facility on May 1, 2017, at which time the lease commenced and operations of the Meadowood Facility transferred to the Meadowood Operator. The Company made no acquisitions during the year ended December 31, 2016.

The following table sets forth purchase price allocation of the Meadowood Facility:

(Amounts in 000's)	Estimated Useful Lives (Years)	May 1, 2017
Buildings and improvements	15 - 32	$4,700
Equipment and computer related	10	400
Land	—	100
Property and equipment, net		5,200
Intangible assets - lease rights	1	300
Total purchase price		$5,500

On May 1, 2017, in connection with the purchase of the Meadowood Facility, a wholly-owned subsidiary of the Company entered into the Meadowood Credit Facility with the Exchange Bank of Alabama, see Note. 9 - Notes Payable and Other Debt.

Disposition of Assets

Sale of Arkansas Facilities. On October 6, 2016, the Company completed the sale of the Arkansas Facilities, together with substantially all of the fixtures, equipment, furniture and other assets relating to such facilities, to the Purchaser, pursuant the Purchase Agreement, as subsequently amended. The Arkansas Facilities consist of:

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

Prior to the closing of the sale of the Arkansas Facilities (the “Closing”), the Company leased the Arkansas Facilities to affiliates of Skyline pursuant to the Skyline Lease. For further information, see Note 7 - Leases.

The sale of the Arkansas Facilities contributed approximately $0.9 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the period ended December 31, 2016.

The aggregate purchase price paid to the Company for the Arkansas Facilities was $55.0 million, which purchase price consisted of: (i) a non-refundable deposit of $1.8 million; (ii) cash consideration of $50.2 million paid at the Closing; and (iii) a promissory note executed by an affiliate of Skyline (the “Borrower”), in favor of the Company with a principal amount of $3.0 million (“the Skyline Note”). The principal amount of the Skyline Note, together with all accrued and unpaid interest, is due and payable on March 31, 2022 (the “Maturity Date”). The Borrower is required to make payments of interest only commencing on October 30, 2016 and on the last day of each month thereafter until the Maturity Date. The Skyline Note provides that simple interest shall accrue on the unpaid balance of the Skyline Note at rate of ten percent (10%) per annum. Such interest rate will increase by two percent (2%) on each anniversary date of the Skyline Note beginning in year three if such note is still outstanding at that time. The Skyline Note is subordinated to a revolving credit facility and term loan totaling $51.6 million and it is guaranteed by Joseph Schwartz and Roselyn Schwartz (collectively, the “Guarantors”), pursuant to a Guaranty Agreement, dated September 30, 2016, executed by the Guarantors in favor of the Company.

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

NOTE 11. DISCONTINUED OPERATIONS

Disposition of Facility Operations

Historically, the Company’s business has focused primarily on owning and operating skilled nursing facilities and managing such facilities for unaffiliated owners with whom the Company has management contracts. In July 2014, the Board approved and commenced the Transition, pursuant to which the Company: (i) leased to third-party operators all of the healthcare properties which the Company owns and previously operated; (ii) subleased to third-party operators all of the healthcare properties which the Company leases (but does not own) and previously operated; and (iii) retained a management agreement to manage two skilled nursing facilities and one independent living facility for third parties. The Transition was completed in December 2015.

For the discontinued operations, cost of services, primarily accruals for professional and general liability claims and bad debt expense prior to the commencement of leasing are classified in the activities below.

The following table summarizes the activity of discontinued operations for the years ended December 31, 2017 and 2016:

	Year Ending December 31,
(Amounts in 000’s)	2017	2016
Cost of services	1,657	13,387
Interest expense, net	22	41
Net loss	$(1,679)	$(13,428)

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

As a result of the Merger, the rights of the holders of the common stock and Series A Preferred Stock are now governed by the RHE Charter and the RHE Bylaws. The RHE Charter contains ownership and transfer restrictions with respect to the common stock which, among other things, prohibit any person (as defined in the RHE Charter) from beneficially or constructively owning, or being deemed to beneficially or constructively own by virtue of the attribution provisions of the Internal Revenue Code of 1986, as amended, more than 9.9%, by value or number of shares, whichever is more restrictive, of the outstanding shares of common stock. As such, a change of control redemption can no longer be triggered outside of the Company’s control, thus permitting the Series A Preferred Stock to be classified as permanent equity. As a result, the Company reclassified the Series A Preferred Stock from temporary equity to permanent equity on a prospective basis as of September 29, 2017, the effective date of the Merger, in accordance with applicable accounting guidance.

Preferred Stock Activity

The following table summarizes the shares of Series A Preferred Stock activity for the Company and net proceeds received and expenses from issuance and repurchases of Series A Preferred Stock for the years ended December 31, 2017 and 2016:

	Shares Issued & Outstanding	Net Proceeds from Issuance (in 000's)
Balances, January 1, 2016	2,426,930	$54,714
ATM Issuance of Preferred Stock for the three months ended: (1)
March 31, 2016	186,905	3,677
June 30, 2016	43,204	870
September 30, 2016	106,796	2,233
December 31, 2016	—	—
Repurchases of Preferred Stock for the three months ended:
December 31, 2016 (2)	(2,300)	(48)
Balances, December 31, 2016	2,761,535	$61,446
ATM Issuance of Preferred Stock for the three months ended: (3)
March 31, 2017	—	—
June 30, 2017	50,000	977
September 30, 2017	—	—
December 31, 2017	—	—
Balances, December 31, 2017	2,811,535	$62,423

(1)

For the year ended December 31, 2016, the Company sold 336,905 shares of Series A Preferred Stock under its “at-the-market” offering program (the “ATM”) at an average sale price of $20.06 per share. In connection therewith, the Company received net proceeds of approximately $6.8 million, after payment of sales commissions and discounts and all other expenses incurred by the Company.

(2)

On November 17, 2016, the Company bought 2,300 shares of Series A Preferred Stock pursuant to the November 2016 Repurchase Program (as defined below) at an average sale price of $20.97 per share, excluding commissions. In connection therewith, the Company's net disbursement was approximately $48 thousand after payment of sales commissions.

(3)

For the year ended December 31, 2017, the Company sold 50,000 shares of the Series A Preferred Stock under an at market issuance sales agreement, at an average price of $21.80 per share, exclusive of commissions and related fees. In connection therewith, the Company received net proceeds of approximately $1.0 million. On August 2, 2017, the Company terminated the at market issuance sales agreement and discontinued sales under the ATM.

Dividends

The following table summarizes the common stock and preferred stock dividends in arrears or paid by the Company for the years ended December 31, 2017 and 2016:

	Date paid / Arrears date	Dividends Paid (in 000's)	Dividends Per Share	Dividend Arrears (in 000's)
Preferred Stock Dividends:
	3/31/2016	$1,777	$0.68	$—
	6/30/2016	1,801	0.68	—
	9/30/2016	1,879	0.68	—
	12/31/2016	1,878	0.68	—
For the year ended December 31, 2016		$7,335	$2.72	$—
	3/31/2017	$1,878	$0.68	$—
	6/30/2017	1,912	0.68	—
	9/30/2017	1,912	0.68	—
	12/31/2017	—	0.68	1,912
For the year ended December 31, 2017		$5,702	$2.72	$—
*

There were no dividends paid on the common stock during the twelve months ended December 31, 2017 and during the twelve months ended December 31, 2016. On March 7, 2018, the Board determined to continue the suspension of the dividend payment with respect to the Series A Preferred Stock for the first quarter 2018 dividend period. Such dividend suspension does not trigger a default under the Company’s outstanding indebtedness.

As of December 31, 2017, as a result of the suspension of the dividend payment on the Series A Preferred Stock for the fourth quarter 2017 dividend period, the Company had $1.9 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on March 31, June 30, September 30, and December 31, of each year, although the Board has suspended dividend payments for the fourth quarter 2017 and first quarter 2018 dividend periods. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board.  If the Company fails to pay cash dividends on the outstanding Series A Preferred Stock in full for any four consecutive or non-consecutive dividends periods, then the annual dividend rate on the Series A Preferred Stock will be increased to 12.875%, commencing on the first day after the missed fourth quarterly payment and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board.

Share Repurchase Programs

In November 2016, the Board approved two share repurchase programs (collectively, the "November 2016 Repurchase Program"), pursuant to which the Company was authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. The November 2016 Repurchase Program succeeded the repurchase program announced on November 12, 2015 (the “November 2015 Repurchase Program”), which terminated in accordance with its terms. Share repurchases under the November 2016 Repurchase Program could be made from time to time through open market transactions, block trades or privately negotiated transactions and were subject to market conditions, as well as corporate, regulatory and other considerations. The Company could suspend or continue the November 2016 Repurchase Program at any time and had no obligation to repurchase any amount of the common stock or the Series A Preferred Stock under such program. The November 2016 Repurchase Program was suspended in February 2017.

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

In the twelve months ended December 31, 2017, the Company repurchased 118,199 shares of the common stock pursuant to the November 2016 Repurchase Program for $0.2 million at an average price of $1.54 per share, exclusive of commissions and related fees and made no repurchases of the Series A Preferred Stock.

November 2015 Repurchase Program - In the twelve months ended December 31, 2016, the Company repurchased 150,000 shares of common stock at an average purchase price of approximately $2.05 per share, exclusive of commissions and related fees, for a net disbursement of approximately $0.2 million. Pursuant to the November 2015 Repurchase Program, the Company was authorized to repurchase up to 500,000 shares of the common stock during a twelve-month period. The November 2015 Repurchase Program expired in accordance with its terms upon completion of such twelve-month period on November 12, 2016.

NOTE 13.  STOCK BASED COMPENSATION

The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2017 and 2016:

	Year Ending December 31,
Amounts in (000's)	2017	2016
Employee compensation:
Stock options	$—	$112
Warrants	(15)	278
Restricted stock	—	628
Total employee stock-based compensation (income) expense	$(15)	$1,018
Non-employee compensation:
Stock options	$47	$50
Warrants	—	—
Restricted stock	235	65
Total non-employee stock-based compensation expense	$282	$115
Total stock-based compensation expense	$267	$1,133

The assumptions used in calculating the fair value of employee stock options and warrants granted for the year ended December 31, 2017, using the Black-Scholes-Merton option-pricing model, is set forth in the following table: No employee stock options or warrants were issued for the year ended December 31, 2017.

Year Ended December 31,
2016
Dividend Yield	—%
Expected Volatility	40.9%
Risk-Free Interest Rate	1.43%
Expected Term (in years)	5.0

No stock-based compensation awards were granted to non-employees for the year ended December 31, 2017 or for the year ended December 31, 2016.

Common Stock Options

The Company has one stock option plan:

•	The 2011 Stock Incentive Plan (the “2011 Plan”), which expires March 28, 2021 and provides for a maximum of 2,027,393 shares of common stock to be issued.

The 2011 Plan permits the granting of incentive or nonqualified stock options. The 2011 Plan also permits the granting of restricted stock. The 2011 Plan is administered by the Board, which has the authority to determine to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards.  The number of securities remaining available for future issuance under the 2011 Plan as of December 31, 2017 is 723,530.

The following summarizes the Company's employee and non-employee stock option activity for the years ended December 31, 2017 and 2016:

	Number of Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding at December 31, 2015	267	$3.96
Granted	141	$2.07
Exercised	—	$—
Forfeited	(8)	$4.06
Expired	(45)	$3.86
Outstanding at December 31, 2016	355	$3.21	5.6	$—
Vested at December 31, 2016	320	$3.14	5.3	$—
Vested or Expected to Vest at December 31, 2016 (b)	355	$3.21	5.6	$—
Outstanding at December 31, 2016	355	$3.21
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(174)	$2.42
Outstanding at December 31, 2017	181	$3.98	6.4	$—
Vested at December 31, 2017	181	$3.98	6.4	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money options.

No stock options were granted during the year ended December 31, 2017. The weighted average grant date fair value of common stock options granted during the year ended December 31, 2016 was $2.07. At December 31, 2017, the Company has no unrecognized compensation expense related to options.

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$1.31 - $3.99	115	6.7	$3.90	115	$3.90
$4.00 - $4.30	66	5.7	$4.11	66	$4.11
Total	181	6.4	$3.98	181	$3.98

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

The following summarizes the Company's employee and non-employee common stock warrant activity for the years ended December 31, 2017 and 2016:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding at December 31, 2015	2,051	$3.46
Granted	—	$—
Exercised	(109)	$1.04
Forfeited	—	$—
Expired	(55)	$4.08
Outstanding at December 31, 2016	1,887	$3.58	4.1	$11
Vested at December 31, 2016	1,604	$3.44	3.3	$11
Vested or Expected to Vest at December 31, 2016 (b)	1,867	$3.57	4.0	$11

Outstanding at December 31, 2016	1,887	$3.58
Granted	—	$—
Exercised	—	$—
Forfeited	(192)	$4.38
Expired	(676)	$3.03
Outstanding at December 31, 2017	1,019	$3.79	4.7	$—
Vested at December 31, 2017	1,019	$3.79	4.7	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money warrants.

No warrants were granted during the years ended December 31, 2017 and December 31, 2016. The Company has no  unrecognized compensation expense related to common stock warrants as of December 31, 2017. The total intrinsic value of common stock warrants exercised during the year ended December 31, 2016 was $0.1 million.

The following summary information reflects warrants outstanding, vested and related details as of December 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000's)	Weighted Average Exercise Price
$1.93- $1.99	110	1.9	$1.93	110	$1.93
$2.00 - $2.99	110	1.9	$2.57	110	$2.57
$3.00 - $3.99	274	3.4	$3.71	274	$3.71
$4.00 - $4.99	502	6.5	$4.42	502	$4.42
$5.00 - $5.90	23	5.4	$5.90	23	$5.90
Total	1,019	4.7	$3.79	1,019	$3.79

Restricted Stock

The following summarizes the Company's restricted stock activity for the year ended December 31, 2017 and 2016:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	294	$4.19
Granted	305	$1.93
Vested	(183)	$3.52
Forfeited	(12)	$2.49
Unvested at December 31, 2016	404	$2.84
Granted	23	$1.07
Vested	(140)	$2.80
Forfeited	(135)	$3.70
Unvested at December 31, 2017	152	$1.83

The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2017 and 2016 was $1.07 and $1.93, respectively.  The Company has approximately $0.2 million of unrecognized compensation expense related to unvested restricted stock awards as of December 31, 2017.  Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 1.49 years.

NOTE 14. VARIABLE INTEREST ENTITIES

The Company has a loan receivable with Peach Health Sublessee, a loan receivable with an affiliate of Aria and a lease inducement with Beacon Sublessee. These agreements create a variable interest in these entities that may absorb some or all of the expected losses of the entities. The Company does not consolidate the operating activities of the Peach Health Sublessee, the affiliate of Aria or the Beacon Sublessee as the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. See Note 7 – Leases and Note 15 – Commitments and Contingencies.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. In February and May 2016, CMS decertified the Jeffersonville Facility and the Oceanside Facility respectively, meaning that the facilities were not able to accept Medicare or Medicaid patients. On December 20, 2016 and on February 7, 2017, the Jeffersonville Facility and Oceanside Facility, respectively were recertified by CMS and received a new Medicare/Medicaid provider contract.

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

The Company previously operated, and the Company's tenants now operate, in an industry that is extremely regulated. As such, in the ordinary course of business, the Company's tenants are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition, the Company believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations against or involving the Company, for the Company's prior operations, or the Company's tenants, whether currently asserted or arising in the future, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

As of April 2, 2018, the Company is a defendant in 37 professional and general liability actions commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died due to professional negligence or understaffing while patients of facilities operated by the Company. Twenty-five of these actions were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in a purported class action lawsuit against the Company previously disclosed as the Amy Cleveland Class Action, which settled in December 2015, and such actions are subject to a settlement in principle as discussed below. Of the remaining 12 actions not subject to the settlement in principle, two of such the pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to each of the twenty-five actions filed in the state of Arkansas, relating to the settlement in principle of each such action, subject to probate court approval and the satisfaction of certain specified conditions, for an aggregate settlement amount with respect to all such actions of $5.2 million In connection with a dispute between the Company and its former commercial liability insurance insurer regarding, among other things, the Company’s insurance coverage with respect to the twenty-five actions filed in the State of Arkansas, the former insurer and the Company entered into a settlement agreement, providing for, among other things, a settlement payment by the former insurer with respect to such actions, a customary release of claims by the former insurer and the Company, and agreement that the former insurer has exhausted the limits of the insurance policies issued by the former insurer to the Company.

Accordingly the Company reduced the professional and general liability reserve by approximately $2.8 million for the year ended December 31, 2017, for the settlement with the former commercial liability insurer. The remaining 12 actions not subject to the agreement in principle are in various stages of discovery, and the Company intends to vigorously defend such actions, where economically favorable to the Company. For further information see Note 19 – Subsequent events.

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included  within “Accrued expenses and other” in the Company’s audited consolidated balance sheets of $5.1 million and $6.9 million at December 31, 2017, and December 31, 2016, respectively. Additionally as at December 31, 2017, $0.2 million was reserved for settlement amounts in “Other liabilities” and $0.5 million in “Accounts payable” in the Company’s audited consolidated balance sheets.

The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the  actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated.

In evaluating the adequacy of the self-insurance reserve in connection with the preparation of the Company’s financial statements for the year ended December 31, 2017, the Company also considered: (i) the change in the number of pending actions since December 31, 2016; (ii) the outcome of initial mediation sessions and the status of settlement negotiations; and (iii) defense counsel’s evaluation of estimated legal costs and other expenses if the pending actions were to be litigated to final judgment.

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgement unless settlement is more advantageous to the Company. The self-insurance reserve primarily reflects the Company's estimate of settlement amounts for the pending actions, as appropriate, and legal costs of settling or litigating the pending actions, as applicable.  See Note 19 - Subsequent Events.

Aria Bankruptcy Proceeding. On May 31, 2016, Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”) and nine affiliates of HAH (collectively with HAH, the “Debtors”), filed petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 7. Following venue transfer from the Delaware court, these cases are pending in the United States Bankruptcy Court for the Eastern District of Arkansas.

On July 17, 2015, the Company made a short-term loan to HAH, for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and currently has an outstanding principal amount of $1.0 million and matured on December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases.

On April 21, 2017, the Company moved for relief from the automatic stay seeking release of its collateral, the Debtors’ accounts and their proceeds, which the trustee has represented as a total of approximately $0.8 million. The Company’s motion was opposed by the Chapter 7 trustee and another creditor, in May 2017.  In its objection, the Chapter 7 trustee asserts that the Company is not entitled to any of the $0.8 million with respect to the HAH Note. Discovery with respect to the motion is ongoing and the matter is currently not on the calendar. In addition to opposing the Company’s claim to the $0.8 million, the Chapter 7 trustee has also indicated he was investigating avoidance claims against the Company with respect to funds the Company received from the Debtors prior to the bankruptcy filings. On March 28, 2018, such avoidance case was filed, requesting relief in an amount of $4.7 million. For the year ended December 31, 2017 the Company has charged approximately $0.6 million to bad debt expense on the HAH Note. The Company believes it acted in good faith and as it is the only secured creditor believes that the remaining balance on the HAH note is collectible. There is no guarantee that the bankruptcy court will approve repayment of the HAH Note to the Company or that the Company will prevail in the avoidance action that has been filed against it.

NOTE 16. INCOME TAXES

The provision for income taxes attributable to continuing operations for the years ended December 31, 2017 and 2016 are presented below:

	Year Ended December 31,
(Amounts in 000's)	2017	2016
Current Tax Expense:
Federal	$—	$—
	$—	$—
Deferred Tax benefit:
Federal	$(188)	$(163)
	$(188)	$(163)
Total income tax benefit	$(188)	$(163)

The income tax expense applicable to continuing and discontinued operations is presented below:

	Year Ended December 31,
(Amounts in 000's)	2017	2016
Income tax benefit on continuing operations	$(188)	$(163)
Income tax (benefit) expense on discontinued operations	—	—
Total income tax benefit	$(188)	$(163)

At December 31, 2017 and 2016, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000's)	2017	2016
Net deferred tax asset (liability):
Allowance for doubtful accounts	$1,905	$4,475
Accrued expenses	2,130	3,374
Net operating loss carry forwards	16,040	21,624
Property, equipment & intangibles	(2,927)	(4,004)
Stock based compensation	196	268
Convertible debt adjustments	218	261
Total deferred tax assets	17,562	25,998
Valuation allowance	(17,600)	(26,224)
Net deferred tax liability	$(38)	$(226)

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016
Federal income tax at statutory rate	34.0%	34.0%
State and local taxes	5.5%	(0.4)%
Nondeductible expenses	(29.5)%	(20.6)%
Change in valuation allowance	128.2%	(11.7)%
Tax Reform Impact	(140.9)%	—%
Other	5.5%	(0.1)%
Effective tax rate	2.8%	1.2%

As of December 31, 2017, the Company had consolidated federal net operating loss ("NOL") carry forwards of $66.8 million. These NOLs begin to expire in 2018 through 2037 and currently are offset by a full valuation allowance. As of December 31, 2017, the Company had consolidated state NOL carry forwards of $43.8 million. These NOLs begin to expire in 2018 through 2037 and currently are offset by a full valuation allowance.

Given the Company's historical net operating losses, a full valuation allowance has been established on the Company's net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset related to the NOL carry forward. This resulted in recognizing deferred federal and state tax expense of $0.2 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively, and a deferred tax liability of $0.04 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively.

On December 22, 2017 the Tax Reform was enacted.  Among other changes the Tax Reform reduces the US federal corporate tax rate from 35% to 21% beginning in 2018.

The Company has remeasured certain deferred tax assets and liabilities as of the enactment date of the Tax Reform based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was $9.5 million, which was offset by a reduction in the valuation allowance. The Company also recorded an income tax benefit of approximately $0.2 million related to the use of our naked credit as a source of income to release a portion of our valuation allowance.

The Company files federal, state and local income tax returns in the U.S. The Company is no longer subject to U.S. federal or State of Georgia tax examinations for years prior to fiscal 2014 and fiscal 2013, respectively. The Company is generally no longer subject to income tax examinations for years prior to fiscal 2013.

NOTE 17. BENEFIT PLANS

The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees. All employees are eligible once they reach age 21 years and complete one year of eligible service. The Company's plan allows eligible employees to contribute up to 20% of their eligible compensation, subject to applicable annual Code limits. The Company provides 50% matching on employee contributions, up to 2% of the employee's salary. Total matching contributions during the years ended December 31, 2017 and 2016 were approximately $6 thousand and $2 thousand, respectively.

NOTE 18. RELATED PARTY TRANSACTIONS

Park City Capital

On March 31, 2015, the Company accepted a Subscription Agreement from Park City Capital Offshore Master, Ltd. (“Park City Offshore”), an affiliate of Michael J. Fox, for a 2015 Note with an aggregate principal amount of $1,000,000 and, in connection therewith, issued such note to Park City Capital Offshore on April 30, 2015. The 2015 Note was offered to Park City Offshore on the same terms and conditions as all other investors in the offering. In January 2017, the Company repurchased the $1,000,000 2015 Note held by Park City Offshore pursuant to the terms of the Tender Offer for any and all of the outstanding 2015 Notes.  For a description of the Tender Offer, see Note 9 – Notes Payable and Other Debt. Mr. Fox is a an affiliate of Park City Offshore, a director of the Company since October 2013, Lead Independent Director since April 1, 2015 and a beneficial owner of greater than 5% of the outstanding common stock.

McBride Matters

On September 26, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), with William McBride III, our former Chief Executive Officer and director, pursuant to which, among  other things, and in lieu of any other rights or obligations under Mr. McBride’s employment agreement: (i) the Company agreed to pay Mr. McBride $60,000 in cash for wage claims; (ii) the Company issued to Mr. McBride an Unsecured Negotiable Promissory Note with an original principal amount of $300,000 (the “McBride Note”); (iii) Mr. McBride released the Company from all claims and liabilities, including those arising out of his employment, and his employment agreement, with the Company and his separation therefrom (but excluding claims to enforce the provisions of the Settlement Agreement, the McBride Note and the indemnification provisions under his employment agreement); (iv) the Company released Mr. McBride from all claims and liabilities arising out of his employment, and his employment agreement, with the Company and his separation therefrom (excluding (a) claims for intentional tortious conduct, fraud or arising out criminal misconduct other than in connection with such separation (provided such claims were not known to, or reasonably discoverable by the Company), and (b) claims to enforce the provisions of the Settlement Agreement and the restrictive covenants under the employment agreement); and (v) from after the effective date of the Settlement Agreement, the termination of Mr. McBride’s employment shall be deemed a resignation by Mr. McBride.

The McBride Note accrues interest at an annual rate of 4.0% and principal and interest is payable in 24 equal monthly installments of $13,027.42, which payments commenced on October 31, 2017 and shall end on September 30, 2019. Upon the existence and continuation of an Event of Default (as defined in the McBride Note), interest accrues at a default rate of eighteen percent 18.0% per annum, see Note 9 – Notes Payable and Other Debt.

Other than the items discussed above, there are no other material undisclosed related party transactions.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

New Financing

On February 15, 2018 (the “Closing Date”), the Company entered into the Pinecone Credit Facility with Pinecone Realty Partners II, LLC, as lender (“Pinecone”). The Company borrowed an aggregate principal amount of $16.25 million. The Pinecone Credit Facility refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties, as shown in the table below (the “Facilities”).

Facility	Prior Lender	Prior Balance	Refinanced Balance
Attalla	Metro City	$6,137	$8,250
College Park	CDC	1,492	2,500
Northwest	First Commercial	1,115	2,000
	Sub Total	$8,744	$12,750
AdCare Property Holdings		—	3,500
	Total	$8,744	$16,250

The maturity date of the Pinecone Credit Facility is August 15, 2020 and bears interest at a fixed rate equal to 10% per annum for the first three months after the Closing Date and at a fixed rate equal to 12.5% per annum thereafter, subject to adjustment upon an event of default and specified regulatory events. The Pinecone Credit Facility is secured by, among other things, first priority liens on the Facilities and all tangible and intangible assets of the borrowers owning the Facilities, including all rent payments received from the operators thereof.  Beginning March 1, 2018, the first payment date, accrued and unpaid interest on the outstanding principal amount of the Pinecone Credit Facility is payable in consecutive monthly installments. The entire unpaid principal amount of the Pinecone Credit Facility is due on the maturity date, together with all accrued and unpaid interest and a finance fee equal to 3% of the original principal amount.

The Pinecone Credit Facility is subject to customary operating and financial covenants and regulatory conditions for each of the Facilities, which could result in additional monthly interest charges during any non-compliance and cure period. The Pinecone Credit Facility is prepayable in full beginning on the date that is thirteen months after the Closing Date, subject to the payment of a specified finance fee and, with respect to any prepayment made between March 15, 2019 and September 15, 2019, a prepayment premium equal to 1% of the principal amount being repaid. A specified early termination fee is payable in the event any amount is prepaid (in whole or in part) or is accelerated on or before the first anniversary of the Closing Date.

The Pinecone Credit Facility and the related documentation provide for customary events of default. Upon the occurrence of certain events of default, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable, immediately due and payable.

Repayment of Convertible Debt

On February 15, 2018, the Company repaid to Cantone Asset Management, LLC the outstanding principal balance of $1.5 million, together with accrued interest thereon, on the convertible debt issued in July 2012, with a maturity date of April 30, 2018.

Extension of Quail Creek Credit Facility

On September 19, 2016, the Company obtained an option to extend the maturity date of the Quail Creek Credit Facility from September 2017 to September 2018. On February 28, 2018, the Company extended the maturity date of such credit facility to April 30, 2018, retaining the option to extend to September 2018. There is no assurance that the Company will be able to refinance or further extend the maturity date of the Quail Creek Credit Facility on terms that are favorable to the Company or at all.

Dividend Payment Suspension

On March 7, 2018, the Board determined to continue suspension of the payment of the dividend payment with respect to Series A Preferred Stock for the first quarter of 2018 dividend period. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock in the second quarter of 2018. Such dividend suspension does not trigger a default under the Company’s outstanding indebtedness.

Professional and General Liability Actions Subject to Mediation Settlement Agreements

As previously disclosed, the Company is a defendant in, among other actions, twenty-five professional and general liability actions commenced on behalf of former patients of the Company filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in the Amy Cleveland Class Action which settled in December 2015.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to each of the twenty-five actions filed in the State of Arkansas relating to the settlement in principle of such actions, subject to the satisfaction of certain specified conditions. Each mediation settlement agreement provides for payment by the Company of a specified settlement amount, which settlement amount with respect to each action has been deposited into the mediator’s trust account. The aggregate settlement amount, for all such twenty-five before related insurance proceeds is $5.2 million. The settlement of each such action must be individually approved by the probate court, and the settlement of one action is not conditioned upon receipt of the probate court’s approval with respect the settlement of any other action. Upon the probate court approving, with respect to a particular action, the settlement and an executed settlement and release agreement, the settlement amount with respect to such action will be disbursed to the plaintiff’s counsel. Under the settlement and release agreement with respect to a particular action, the Company will be released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities.

In connection with a dispute between the Company and the Company’s former commercial liability insurance provider regarding, among other things, the Company’s insurance coverage with respect to the twenty-five actions filed in the State of Arkansas, the former insurer filed a complaint in May 2016 against the Company seeking, among other things, a determination that the former insurer had properly exhausted the limits of liability of certain of the Company’s insurance policies issued by the former insurer, and the Company subsequently filed a counterclaim against the former insurer regarding such matters (collectively, the “Coverage Litigation”).  On March 12, 2018, the former insurer and the Company entered into a settlement agreement (the “Coverage Settlement Agreement”), providing for, among other things, a settlement payment by the former insurer in the amount of approximately $2.8 million, (the “Insurance Settlement Amount”), the dismissal with prejudice of the Coverage Litigation, a customary release of claims by the former insurer and the Company, and agreement that that the former insurer has exhausted the policies’ respective limits of liability and has no further obligations under the policies. Pursuant to the Coverage Settlement Agreement: (i) on March 16, 2018, the former insurer deposited the Insurance Settlement Amount into the trust account of the mediator with respect to the twenty-five actions; and (ii) on March 20, 2018, the former insurer and the Company caused the Coverage Litigation, including the counterclaim, to be dismissed with prejudice.

Assuming, and subject to, the approval by the probate court of the settlement of each of the twenty-five actions filed in the State of Arkansas and related matters, and the satisfaction of the other conditions with respect thereto, the Company will pay, net of the Insurance Settlement Amount, an aggregate of approximately $2.4 million in settlement of such actions. The Company gives no assurance that probate court approval of the settlement of such actions will be obtained or the other conditions to such settlements satisfied, or that such actions will be settled on the terms described herein or at all.

Other Professional and General Liability Settlements

In the first quarter of 2018, the Company settled four professional and general liability actions (other than those subject to mediation settlement agreements as discussed in “-Professional and General Liability Actions Subject to Mediation Settlement Agreements” above) for the total of $670,000. A majority of the settlements include payment terms greater than one year.

Notification of Potential Employer Shared Responsibility Payment

On April 2, 2018, the Company received notification from the Internal Revenue Service (“IRS”), on Letter 226-J, that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $2.9 million for the year ended December 31, 2015. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees (and their dependents) or did offer MEC to at least 70% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. The letter indicated, none of our employees claimed the PTC. The Company has 30 days from receipt of the notification to respond and provide information to the IRS that the Company disagrees with the assessment. The Company engaged third party providers to assist the Company with complying with the provisions of the ACA for the year ended December 31, 2015 to ensure the Company offered plans that would not require ESRP. On April 10, 2018 the Company responded to the IRS with appropriate documentation to prove the Company has no ESRP liability, and is awaiting formal confirmation that the IRS is in agreement with the Company’s findings.

Aria Avoidance Claim

On March 28, 2018, the Chapter 7 bankruptcy trustee in the Aria bankruptcy proceeding, together with an unsecured creditor, filed in the United States Bankruptcy Court for the Eastern District of Arkansas an avoidance claim, in the amount of $4.7 million, against the Company with respect to recovering funds the Company received from the Debtors in the bankruptcy proceeding prior to the bankruptcy filings. The Company believes that it acted in good faith, that this action lacks merit and intends to vigorously defend through final judgement. There is no guarantee that the Company will prevail in the avoidance action that has been filed against it

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period (the “Evaluation Date”) covered by this Annual Report on Form 10-K (the "Annual Report"). Based on such evaluation, our interim Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.  Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Our website address is www.regionalhealthproperties.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports from the investor relations section of our website. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports are also available through the SEC's website at www.sec.gov.

The charters for the Board's Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee are available in the corporate governance subsection of the investor relations section of our website, www.regionalhealthproperties.com, and are also available in print upon written request to the Corporate Secretary, Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, GA 30024.

Item 10.    Directors, Executive Officers and Corporate Governance

Current Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Brent Morrison	42	Interim Chief Executive Officer, Interim President and Director
E. Clinton Cain	37	Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer
Michael J. Fox	40	Director
Kenneth W. Taylor	57	Director
David A. Tenwick	80	Director

Directors are elected at each of the Company’s Annual Meeting of Shareholders to serve until the Company’s next Annual Meeting of Shareholders.  The terms of the Company’s current directors expire at the Company’s 2018 Annual Meeting of Shareholders. Executive officers serve at the discretion of the Board, subject to applicable employment agreements or other agreements. (See Part III, Item 11, "Executive Compensation Agreements – Compensation Arrangements With Current Officers").

Biographical information with respect to each of our current executive officers and directors is set forth below.

Brent Morrison.  Mr. Morrison has served as the Company’s Interim Chief Executive Officer and Interim President since October 18, 2017 and as a director since October 2014. Mr. Morrison is currently the Managing Director of Zuma Capital Management LLC, a position he has held since 2012. Prior thereto, Mr. Morrison was a Research Analyst for Wells Fargo Advisors from 2012 to 2013, the Senior Research Analyst at the Strome Group, a private investment firm, from 2009 to 2012, a Research Analyst at Clocktower Capital, LLC, a global long/short equity hedge fund based in Beverly Hills, California, from 2007 to 2009 and a Vice President of Wilshire Associates, a financial consulting firm, from 1999 to 2007. Mr. Morrison also served on the board of directors of iPass Inc., which provides global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services, from May 2015 to June 2016. Mr. Morrison’s expertise and background in the financial and equity markets provide experience that the Board considers valuable.

E. Clinton Cain. Mr. Cain has served as the Company's Interim Chief Financial Officer since October 18, 2017, and as the Company’s Senior Vice President, Chief Accounting Officer and Controller since February 4, 2016. Mr. Cain previously served as Vice President of Finance at the Company beginning September 2014, before which time he worked as a Senior Financial Analyst at the Company beginning in June 2011. Prior to joining the Company, Mr. Cain worked as an audit associate at Habif, Arogeti & Wynne, LLP, in Atlanta, Georgia, and Huber, Erickson, and Bowman, LLC, in Salt Lake City, Utah, both certified public accounting firms. Mr. Cain's tenure with the Company and technical accounting background provide experience that the Board considers valuable.

Michael J. Fox.  Mr. Fox has served as a director since October 2013 and Lead Independent Director since April 2015. Mr. Fox is the Chief Executive Officer of Park City Capital, LLC (“Park City”), a value-oriented investment management firm he founded in June 2008. From 2000 to 2008, Mr. Fox worked at J.P. Morgan in New York, most recently as Vice President and Senior Business Services Analyst. As J.P. Morgan’s Senior Business Services Analyst, Mr. Fox headed the firm’s Business Services equity research group from 2005 to 2008.  From 2000 to 2005, Mr. Fox was a member of J.P. Morgan’s Leisure equity research group which was consistently recognized by Institutional Investor’s All America Research Team.  Mr. Fox also serves on the board of directors of Resonant Inc. Mr. Fox’s expertise and background in the financial and equity markets and his involvement in researching the commercial real estate industry provide experience that the Board considers valuable.

Kenneth W. Taylor. Mr. Taylor has served as a director since February 2018. Mr. Taylor is the Chief Operations Officer and Chief Financial Officer for Cellairis, a leading supplier of mobile device accessories and repair services through 500 domestic and international franchisee operated company-leased stores since June 2012. Previously, Mr. Taylor served as Chief Operation Officer and Chief Financial Officer, for Anisa International, Inc., a leading manufacturer of cosmetic brushes, from 2009 to 2012, as Chief Financial Officer for InComm Holdings, Inc., a leading supplier of prepaid and gift cards products and networks, from 2004 to 2009, as Chief Financial Officer for The Edge Flooring, a private equity-backed flooring startup manufacturer, from 2003 to 2004, Chief Financial Officer for Numerex Corporation , a leading supplier of IoT products and gateways, from 2002 to 2003, as Chief Financial Officer for Rodenstock NA, Inc., a startup ophthalmic lens manufacturer, from 2001 to 2002, as Corporate Controller for Scientific Games Corporation, a leading supplier of products and services to the global lottery industry, from 1987 to 2000. Since 2010, Mr. Taylor has also served as a director for Thanks Again, LLC, a leading supplier of loyalty and consumer engagement services to global airports. Mr. Taylor’s business and principal financial officer experience provide experience that the Board considers valuable.

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

Arrangements with Directors Regarding Election/Appointment

Michael J. Fox.  On October 1, 2013, we entered into a letter agreement (the “Fox Agreement”) with Park City and Mr. Fox pursuant to which the Board appointed Mr. Fox as a director of the Company effective October 23, 2013.

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

The Audit Committee was established in 1995, and its charter was adopted in December 2005. The current members of the Audit Committee are Messrs. Fox, Taylor and Tenwick. Each of Messrs. Fox, Taylor and Tenwick is considered "independent," as independence for Audit Committee members is defined in the applicable rules of the NYSE America listing standards and the rules of the SEC. The Board has designated Mr. Taylor as Chairman of the Audit Committee and has determined that Mr. Taylor is an "audit committee financial expert" as defined by Item 407 of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the "Reporting Persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements since January 1, 2017, except that Mr. Fox filed a late report on Form 4 with respect to the disposition of the convertible promissory note issued to his affiliate by the Company in 2015 and Mr. Taylor filed a late report on Form 3 with respect to his appointment as a director.

Code of Ethics

We have adopted a written code of conduct, our Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions). Our Code of Business Conduct and Ethics is available in the corporate governance subsection of the investor relations page of our website, www.regionalhealthproperties.com, and is also available in print upon written request to our Corporate Secretary, Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation awarded to, paid to or earned by or accrued our principal executive officer and our other most highly compensated executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2017 and December 31, 2016 (collectively, our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)		Total ($)
William McBride III,	2017	118,653	—	—		379,974	(2)	498,627
Former Chairman and
Former Chief Executive Officer	2016	300,000	—	—		104,000	(3)	404,000
(former principal executive officer)*
Allan J. Rimland	2017	223,877	—	—		97,293	(4)	321,170
Former Chief Executive Officer, Former President,
Former Chief Financial Officer and	2016	250,000	—	—		169,141	(5)	419,141
Former Corporate Secretary (former principal financial officer)**
Brent Morrison	2017	—	—	37,500	(6)	56,747	(7)	94,247
Interim Chief Executive Officer, Interim President and
Director	—	—	—	—		—		—
(principal executive officer)***
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and	2017	120,000	—	—		—		120,000
Chief Accounting Officer
(principal accounting officer)****	2016	120,000	11,500	—		—		131,500

*

Mr. McBride served as the Company’s Chairman and Chief Executive Officer (and principal executive officer) from October 2014 and until he separated from the Company on April 17, 2017. Mr. Rimland commenced serving as the Company’s Chief Executive Officer (and principal executive officer) upon such separation.

**

Mr. Rimland served as the Company’s Chief Financial Officer (and principal financial officer) from April 2015, and as the Company’s Chief Executive Officer (and principal executive officer) from Mr. McBride’s separation, until Mr. Rimland resigned effective October 17, 2017.

***

Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Interim Chief Executive Officer and Interim President (and principal executive officer) on October 18, 2017.

****	Mr. Cain commenced serving as the Company’s Interim Chief Financial Officer (and principal financial officer) on October 18, 2017.
(1)

The amounts set forth above reflect the full aggregate grant date fair value of the awards Note 13 - Stock Based Compensation to our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” for a description of the assumptions used to determine fair value).

(2)

Represents: (i) $360,000, pursuant to a Settlement Agreement and Mutual Release entered into between the Company and Mr. McBride on September 26, 2017, $300,000 of which is payable over a 24-month period commencing October 31, 2017 pursuant to the terms of an Unsecured Negotiable Promissory Note; and (ii) certain business-related and commuting expenses reimbursed by the Company of approximately $19,974. See Part III, Item 11, “Executive Compensation – Compensation Arrangements with Former Officers.”

(3)

Represents: payments in the amount of $104,000 to Mr. McBride in respect of the taxes owed by Mr. McBride related to the vesting of 50,000 shares of common stock on October 10, 2016 under a restricted stock award of 150,000 shares of common stock granted on October 10, 2014. Pursuant to Mr. McBride’s employment agreement, the Company agreed to pay all taxes owed in connection with such grants.

(4)

Represents: (i) certain business-related and commuting expenses reimbursed by the Company of approximately $46,949; (ii) an accrual in the amount of $48,365 to Mr. Rimland in respect of the taxes owed by Mr. Rimland related the vesting of 41,666 shares of common stock on April 1, 2016, under a restricted stock award of 125,000 shares of common stock granted April 1, 2015 and (iii) payments in the amount of $1,979 with respect to the Company’s matching on the 401(k) plan. Pursuant to Mr. Rimland’s employment agreement, the Company agreed to pay all taxes owed in connection with his restricted stock grants.

(5)

Represents: (i) certain business-related and commuting expenses reimbursed by the Company of approximately $69,557 and (ii) payments in the amount of $99,584 to Mr. Rimland in respect of the taxes owed by Mr. Rimland related the vesting of 41,666 shares of common stock on April 1, 2017 under a restricted stock award of 125,000 shares of common stock granted April 1, 2015. Pursuant to Mr. Rimland’s employment agreement, the Company agreed to pay all taxes owed in connection with such grants.

(6)

Represents compensation paid to Mr. Morrison as a non-employee director for the year ended December 31, 2017, in the form of: (i) a restricted stock grant of 36,232 shares of common stock, with respect to 2016 compensation, that has a grant price of $2.07 per share which vests as to one-third of the shares on January 1, 2017, January 1, 2018 and January 1, 2019 and (ii) a restricted stock grant of 24,510 shares of common stock with a grant price of $1.53 per share which vests as to one-third of the shares on January 1, 2018, January 1, 2019 and January 1, 2020.

(7)

Represents: (i) fees paid to Mr. Morrison as a non-employee director for the year ended December 31, 2017 of $38,500; (ii) $10,747 reimbursed for travel and other out-of-pocket expenses in connection with his duties as Interim Chief Executive Officer and Interim President; and (iii) $7,500 paid for his services as interim Chief Executive Officer and Interim President.

Compensation Arrangements – With Current Officers

Mr. Morrison. Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Interim Chief Executive Officer and Interim President (and principal executive officer) on October 18, 2017.

On November 17, 2017, the Board and the Compensation Committee of the Board determined that Mr. Morrison is entitled to receive, as compensation for his service as Interim Chief Executive Officer and Interim President, a cash payment in the amount of $15,000 per month, without withholdings, payable on a date to be determined by Mr. Morrison, as well as reimbursement for reasonable travel and other out-of-pocket expenses incurred by Mr. Morrison in connection with the performance of his duties as Interim Chief Executive Officer and Interim President.

E. Clinton Cain.  Mr. Cain commenced serving as the Company’s Interim Chief Executive Officer and Senior Vice President on October 18, 2017, upon Mr. Rimland’s resignation effective October 17, 2017. On February 4, 2016 the Board appointed Mr. Cain as the Company's Senior Vice President, Chief Accounting Officer and Controller. On February 8, 2016, the Company and Mr. Cain agreed that, if Mr. Cain’s employment is terminated without cause, then Mr. Cain is entitled to twelve (12) months of severance pay comprised of salary continuation. For this purpose, “cause” is defined as due to negligence or misconduct in the performance of Mr. Cain’s material duties that directly results in an economic loss to the Company.

The Compensation Committee has not yet made any determination regarding compensation for Mr. Cain in respect of this service as Interim Chief Financial Officer.

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

Agreements with Former Officers

William McBride, III.  Mr. McBride served as the Company’s Chief Executive Officer from October 10, 2014 until he separated from the Company on April 17, 2017, pursuant to an employment agreement between the Company and Mr. McBride, effective October 10, 2014, and amended on March 25, 2015. Pursuant to the employment agreement, as amended, the Company employed Mr. McBride as its Chief Executive Officer on the following terms: (i) the Company paid to Mr. McBride an annual base salary of $300,000, subject to increase by the Compensation Committee of the Board; (ii) Mr. McBride was eligible to earn an annual bonus based on achievement of performance goals established by the Compensation Committee of the Board of up to 100% of his base salary; and (iii) the Company provided Mr. McBride with such other benefits as other senior executives of the Company receive. The employment agreement had an initial term of three years and was, subject to automatic consecutive renewal terms of one year unless notice of non-renewal was provided pursuant to the employment agreement.

In connection with Mr. McBride’s employment, the Company granted to Mr. McBride: (i) on October 10, 2014, 150,000 shares of restricted common stock, which vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (ii) on January 1, 2015, 50,000 shares of restricted common stock, which vest as to one-third of the shares on October 10, 2015, October 10, 2016 and October 10, 2017; and (iii) on October 10, 2014, a ten-year warrant to purchase 300,000 shares of common stock, with an exercise price of $4.49, which vests as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (iv) a restricted stock award of 28,986 shares of common stock with a grant price of $2.07 per share, which vested immediately on the grant date of January 27, 2016; and (v) a five-year option to purchase 77,186 shares of common stock with an exercise price of $2.07 per share, which vested immediately on the grant date of January 27, 2016. The awards of restricted common stock were granted under the 2011 Stock Incentive Plan of AdCare Health Systems, Inc. (the "2011 Plan"). Under the employment agreement, the Company paid to Mr. McBride an additional bonus during each applicable year to reimburse him for any state and federal income tax liability he incurred as a result of the vesting of his restricted stock awards (whether by the passage of time or upon acceleration of vesting), which bonus amount was “grossed up” to compensate Mr. McBride for the additional tax liability of such bonus.

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

On April 17, 2017, Mr. McBride separated from the Company and ceased serving as its Chief Executive Officer and a director, and ceased serving in all other positions he held with the Company and its subsidiaries. In connection with such separation, all unvested portions of the warrant and restricted stock awards issued to him under his employment agreement were forfeited. On September 26, 2017, Mr. McBride and the Company entered into a Settlement Agreement and Mutual Release, effective October 4, 2017 (the “Settlement Agreement”), pursuant to which, among other things, and in lieu of any other rights or obligations under Mr. McBride’s employment agreement:

(i)	the Company paid to Mr. McBride $60,000 in cash;
(ii)	the Company issued to Mr. McBride an Unsecured Negotiable Promissory Note with an original principal amount of $300,000 (the “McBride Note”);
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

The McBride Note accrues interest at an annual rate of four percent (4%) and principal interest in payable in 24 monthly instalments of $13,072.42, which payments commenced on October 31, 2017 and shall end on September 30, 2019. Upon the existence an continuation of an Event of Default (as defined in the McBride Note), interest accrues at a default rate of (18%) per annum.

Allan J. Rimland. Mr. Rimland resigned from the Company effective October 17, 2017, after serving as its Chief Executive Officer since April 17, 2017, its Chief Financial Officer and President since April 1, 2015, and a director since October 14, 2015. Mr. Rimland served as the Company’s President and Chief Financial Officer under an employment agreement between the Company and Mr. Rimland, effective April 1, 2015, pursuant to which: (i) the Company paid to Mr. Rimland an annual base salary of $250,000, subject to increase by the Compensation Committee; (ii) Mr. Rimland was eligible to earn an annual bonus based on achievement of performance goals established by the Compensation Committee of the Board of up to 100% of his base salary; and (iii) the Company provided Mr. Rimland with such other benefits as other senior executives of the Company receive. The employment agreement, the Company had an initial term of three years and was, subject to automatic consecutive renewal terms of one year unless notice of non-renewal was provided pursuant to the employment agreement.

In connection with Mr. Rimland’s employment, the Company granted to Mr. Rimland on April 1, 2015: (i) 125,000 shares of restricted common stock, which vest as to one-third of the shares on each of the three subsequent anniversaries of the grant date; and (ii) a ten-year warrant to purchase 275,000 shares of common stock with an exercise price of $4.25, which vests as to one-third of the shares on each of the three subsequent anniversaries of the grant date; (iii) a restricted stock award of  24,155 shares of common stock with a grant price of $2.07 per share, which vested immediately on the grant date of January 27, 2016; and (iv) a five-year option to purchase 64,321 shares of common stock with an exercise price of $2.07 per share, which vested immediately on the grant date of January 27, 2016. The award of restricted stock was granted under the 2011 Plan. Under the employment agreement, the Company also paid to Mr. Rimland an additional bonus during each applicable year to reimburse him for any state and federal income tax liability he incurred as a result of the vesting of restricted stock awards (whether by the passage of time or upon acceleration of vesting), which bonus amount shall be “grossed up” to compensate Mr. Rimland for the additional tax liability of such bonus.

Under Mr. Rimland’s employment agreement:

•	if Mr. Rimland were terminated for cause, then he would receive any accrued and unpaid salary through his termination date.
•

if Mr. Rimland terminates his employment without good reason, any accrued and unpaid salary through his termination date and any earned but unpaid bonus amounts with respect to the preceding completed fiscal year; and

•

if (i) Mr. Rimland were terminated without cause;(ii) Mr. Rimland were to terminated his employment with good reason; (iii) Mr. Rimland were terminated in a change of control termination; or (iv) the Company declines to renew the employment agreement after its initial term or any subsequent term, then: (a) Mr. Rimland would receive a lump sum amount equal to two times his then-current base salary; (b) the restricted stock award and the warrant would automatically accelerate so as to be fully vested as of his termination date; and (c) Mr. Rimland would be reimbursed for monthly premiums paid by him under the Consolidated Omnibus Budget Reconciliation Act of 1985 for up to 18 months.

Under Mr. Rimland’s employment agreement, if Mr. Rimland were terminated due to his death or disability, Mr. Rimland (or his estate or beneficiaries, as the case may be) would receive a lump sum severance payment equal to any accrued and unpaid salary through the date of termination plus a pro-rata bonus payment amount calculated as the product of any bonus Mr. Rimland would have earned for the fiscal year times a fraction representing the portion of the year he was employed prior to such termination.

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

Effective October 17, 2017, Mr. Rimland resigned from the Company without good reason and all unvested portions of the restricted stock award issued to him under his employment agreement became forfeited.

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

Outstanding Equity Awards at Fiscal Year-End Table

The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2017:

	OPTION AWARDS				STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
William McBride III, Former Chairman and	200,000	—	$4.49	10/10/2024	—		$—
Former Chief Executive Officer
(former principal executive officer)*
Allan J. Rimland, Former Chief Executive Officer,	183,333	—	$4.25	4/1/2025	—		$—
Former President, Former Chief Financial Officer and
Former Corporate Secretary (former principal financial officer)**
Brent Morrison, Interim Chief Executive Officer,	51,865	—	$3.90	12/17/2024	48,665	(1)	$8,273
Interim President and Director
(principal executive officer)
E. Clinton Cain, Interim Chief Financial Officer,	4,500	—	$4.30	4/17/2023	2,597	(2)	$441
Senior Vice President and Chief Accounting Officer
(principal financial officer and principal accounting officer)

*

Mr. McBride served as the Company’s Chief Executive Officer (and principal executive officer) from October 2014 and until his separation from the Company on April 17, 2017. Mr. Rimland commenced serving as the Company’s Chief Executive Officer (and principal executive officer) upon such separation. See Part III, Item 11, “Executive Compensation - Agreements With Former Officers - William McBride, III.”

**

Mr. Rimland served as the Company’s Chief Financial Officer (and principal financial officer) from April 2015, and Chief Executive Officer (and principal executive officer) from Mr. McBride’s separation until Mr. Rimland resigned effective October 17, 2017. Mr. Morrison, a director of the Company, commenced serving as the Company’s Interim Chief Executive Officer (and principal executive officer) on October 18, 2017. See Part III, Item 11, “Executive Compensation - Agreements With Former Officers – Allan J. Rimland.”

(1)

Restricted shares vest on the following schedule: 8,170 shares on January 1, 2018, 12,077 shares on January 27, 2018, 8,170 shares on January 1, 2019, 12,078 shares on January 27, 2019 and 8,170 shares on January 1, 2020.

(2)	Restricted shares vest on the following schedule: 2,597 shares on December 31, 2018.

Director Compensation

Director Compensation and Reimbursement Arrangements

The Compensation Committee has not yet made any determination with respect to the Company’s director compensation plan for the year ending December 31, 2018.

On December 16, 2016, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2017. Pursuant to this plan, 2017 director fees for non-employee directors were set at $75,000, payable as follows: (i) $37,500 payable in cash; and (ii) $37,500 payable in restricted stock granted pursuant to the 2011 Plan.  In accordance with this plan, the Company paid the cash portion of the 2017 director fees in January 2017 and granted to each of Messrs. Fox, Morrison, Tenwick and Knaup, on December 16, 2016, a restricted stock award of 24,510 shares of common stock, which vests as to one-third of the shares on each of January 1, 2018, January 1, 2019 and January 1, 2020. The Company granted to Mr. Szames 23,364 shares of restricted common stock on May, 1 2017, which would have vested as to one-third of the underlying shares on January 1 of each of 2018, 2019 and 2020 (however such award was forfeit upon the expiration of his term as director on December 20, 2017), and on June 1, 2017 paid $25,000 in cash to Mr. Szames. The restricted stock award and cash payment represented prorated director compensation in respect of Mr. Szames’s service on the Board for the remaining portion of 2017.

In addition, each director also received, or will receive, a payment of $1,000 in cash for each in-person Board meeting attended during the year ended December 31, 2017 and ending December 31, 2018.  Non-employee directors are also reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

Director Compensation Table

The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2017. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name	Fees earned or paid in cash $	Stock awards (1) $		All other compensation (3) $	Total $
Michael J. Fox	38,500	37,500	(2)	—	76,000
Tom Knaup*	38,500	37,500	(2)	—	76,000
David A. Tenwick	38,500	37,500	(2)	2,756	78,756
Brian Szames**	25,000	37,500	(2)	1,389	63,889

See Part III, Item 11., “Executive Compensation – Summary Compensation Table” for a description of the compensation arrangements for Brent Morrison a director of the Company and Interim Chief Executive Officer and Interim President effective October 18, 2017 upon the resignation of Mr. Rimland.

*	Mr. Knaup, ceased serving as a director upon the expiration of his term as a director at the Company’s 2017 Annual Meeting of Shareholders held on December 20, 2017.
**

Effective December 20, 2017, all stock awards for Mr. Szames were forfeited due to the expiration of his term as a director at the Company’s 2017 Annual Meeting of Shareholders held on December 20, 2017.

(1)

The amounts set forth reflect the full aggregate grant date fair value of the awards. See Note 13 – Stock Based Compensation to our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report for a description of the assumptions used to determine fair value.

(2)

Represents a restricted stock grant of 24,510 shares of common stock with a grant price of $1.53 per share which vests as to one-third of the shares on January 1, 2018, January 1, 2019 and January 1, 2020.

(3)	The amounts set forth reflect amounts reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2017 are shown below:

	As of December 31, 2017
	Number of Shares Subject to Outstanding Options or Warrants		Number of Shares of Unvested
Director	Exercisable	Unexercisable	Restricted Stock
Michael J. Fox (1)	73,532	—	48,665
Tom Knaup	—	—	—
Brian Szames (2)	—	—	—
David A. Tenwick	27,778	—	48,665

1)	Excludes 328,418 shares subject to outstanding, exercisable warrants purchased by an affiliate of Mr. Fox unrelated to equity compensation.
2)	Stock awards for Mr. Szames were forfeited due to the expiration of his term as a director at the Company’s 2017 Annual Meeting of Shareholders held on December 20, 2017.

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

Beneficial Ownership of Common Stock

The following table furnishes information, as of March 24, 2018, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., "Executive Compensation - Summary Compensation Table"; and (iii) our directors and executive officers as a group. As of March 24, 2018, there were 19,878,908 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Outstanding Common Stock (3)
5% Beneficial Owners (Excluding Directors and Named Executive Officers):
Park City Capital, LLC (4)	1,078,418	(7)	5.4%
Christopher Brogdon (5)	1,024,670	(8)	5.2%
Connie B. Brogdon (6)	1,024,670	(9)	5.2%
Directors and Named Executive Officers:
Michael J. Fox	1,212,692	(10)	6.0%
David A. Tenwick	526,428	(11)	2.6%
Brent Morrison	112,607	(12)	*
E. Clinton Cain****	12,292	(13)	*
Kenneth Taylor	—		*
All Directors and Executive Officers as a Group:	1,864,019		9.0%
William McBride, III**	413,477	(14)	2.1%
Allan J. Rimland***	321,521	(15)	1.6%
All Former Executive Officers as a Group:	734,998		3.5%
*	Less than one percent.
**

Mr. McBride served as the Company’s Chairman and Chief Executive Officer (and principal executive officer) from October 2014 and until he separated from the Company on April 17, 2017. Mr. Rimland commenced serving as the Company’s Chief Executive Officer (and principal executive officer) upon such separation.

***

Mr. Rimland served as the Company’s Chief Financial Officer (and principal financial officer) from April 2015, and as the Company’s Chief Executive Officer (and principal executive officer) from Mr. McBride’s separation, until Mr. Rimland resigned effective October 17, 2017. Mr. Morrison, a director of the Company, commenced serving as the Company’s Interim Chief Executive Officer (and principal executive officer) on October 18, 2017.

****	Mr. Cain commenced serving as the Company’s Interim Chief Financial Officer (and principal financial officer) on October 18, 2017.
(1)	The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.
(2)	Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.
(3)	Percentage is calculated based on 19,878,908 shares of common stock outstanding as of March 24, 2018.
(4)	The address for Park City is 200 Crescent Court, Suite 1575, Dallas, Texas 75201.
(5)	The address for Mr. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.
(6)	The address for Ms. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.

(7)

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

(8)

Includes: (i) 240,527 shares of common stock held directly by Mr. Brogdon; and (ii) 784,143 shares of common stock held by Connie B. Brogdon (his spouse). Share information is based on a Form 4 filed with the SEC on December 17, 2014 and other information known to the Company.

(9)

Includes: (i) 240,527 shares of common stock held directly by Mr. Brogdon (her spouse); and (ii) 784,143 shares of common stock held by Ms. Brogdon. Share information is based on a Form 4 filed with the SEC on December 2, 2014 and other information known to the Company.

(10)

The information set forth in this table regarding Michael J. Fox is based on a Schedule 13 D/A filed with the SEC on April 4, 2017 and other information known to the Company. Includes: (i) 60,742 shares of common stock held directly by Mr. Fox; (ii) 750,000 shares of common stock held by affiliates of Mr. Fox; (iii) options to purchase 21,667 shares of common stock held directly by Mr. Fox at an exercise price of $4.06 per share; (iv) options to purchase 51,865 shares of common stock held directly by Mr. Fox at an exercise price of $3.90 per share; (v) a warrant to purchase 109,473 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $2.57 per share; (vi) a warrant to purchase 109,473 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $3.43 per share; and (vii) a warrant to purchase 109,472 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $1.93 per share. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance - Arrangements with Directors Regarding Election/Appointment - Michael J. Fox.”

(11)	Includes: (i) 498,650 shares of common stock held by Mr. Tenwick; and (ii) options to purchase 27,778 shares of common stock at an exercise price of $4.06 per share.
(12)	Includes: (i) 60,742 shares of common stock held by Mr. Morrison; and (ii) options to purchase 51,865 shares of common stock held by Mr. Morrison at an exercise price of $3.90 per share.
(13)	Includes: (i) 7,792 shares of common stock held by Mr. Cain; and (ii) options to purchase 4,500 shares of common stock held by Mr. Cain at an exercise price of $4.30 per share.
(14)	Includes: (i) 213,477 shares of common stock held by Mr. McBride; and (ii) warrants to purchase 200,000 shares of common stock at an exercise price of $4.49 per share.
(15)	Includes: (i) 138,188 shares of common stock held by Mr. Rimland; and (ii) warrants to purchase 183,333 shares of common stock at an exercise price of $4.25 per share.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Riverchase. On April 9, 2010, Riverchase Village ADK, LLC (“Riverchase”), then a wholly owned subsidiary of the Company, entered into a purchase agreement with a third party to acquire the assets of Riverchase Village, a 105-bed assisted living facility located in Hoover, Alabama. On June 22, 2010, the Company assigned to Christopher F. Brogdon (a then director of the Company, beneficial owner of more than 5% of the common stock and the Company’s former Chief Acquisition Officer) 100% of the membership interests in Riverchase (the “Assignment”). On June 25, 2010, Riverchase, then owned by Mr. Brogdon, completed the acquisition of the Riverchase Village facility. Riverchase financed the purchase of the Riverchase Village facility by borrowing from the Medical Clinic Board of the City of Hoover, Alabama the proceeds from the issuance of certain bonds with an aggregate principal amount of $6.3 million (the “Riverchase Bonds”). As part of the financing, AdCare guaranteed Riverchase’s obligations under the Riverchase Bonds.

On November 20, 2015, Riverchase sold the Riverchase Village facility to Omega Communities, LLC for a purchase price of $6.9 million. In connection with such sale, the Riverchase Bonds were repaid in full, and AdCare was released from its guaranty of Riverchase’s obligations thereunder.

Letter Agreement with Brogdon. On March 3, 2014, the Company and certain of its subsidiaries entered into a letter agreement (the “Letter Agreement”) with Mr. Brogdon and entities controlled by him, pursuant to which, among other things: (i) the parties agreed to terminate the management agreements between subsidiaries of the Company and the Brogdon entities under which the Company subsidiaries managed eight skilled nursing facilities located in Oklahoma owned by the Brogdon entities; and (ii) Mr. Brogdon executed a promissory note in favor of the Company in principal amount of $523,663, which represented amounts owed by the Brogdon entities pursuant to the management agreements and owed by GL Nursing, LLC (an entity controlled by Mr. Brogdon) to the Company in connection with the Company’s assignment to GL Nursing, LLC in May 2012 of the Company’s rights to acquire a skilled nursing facility located in Lonoke, Arkansas. The promissory note was originally payable in five equal monthly installments commencing on September 1, 2014 and ending on December 31, 2014, and did not bear interest. The promissory note provided that, upon sale of the Riverchase Village facility, the Company would receive the sales proceeds in accordance with a schedule set forth in the promissory note.

On May 15, 2014, the Company and certain of its subsidiaries entered into an amendment to the Letter Agreement (the “Letter Agreement First Amendment”), pursuant to which the Company paid $92,323 (the “Tax Payment”) to the appropriate governmental authorities of Jefferson County, Alabama, such amount representing outstanding real property taxes due on the Riverchase Village facility. The Company determined that it was in its best interests to make the Tax Payment in order to preserve the Company’s interest in the sale of the Riverchase Village facility. The parties also agreed to amend and restate the promissory note issued by Mr. Brogdon in favor of the Company to reflect a new principal amount of $615,986, which amount represents the original principal amount of the note plus the Tax Payment. Prior to the sale of the Riverchase Village facility in November 2015, the Company made a payment in the amount of $85,000 (the “Principal Obligation”) on behalf of Riverchase with respect to its obligations under the Riverchase Bonds. On October 10, 2014, Riverchase issued a promissory note in favor of the Company in the principal amount of $177,323, which represented the amount of Tax Payment plus the Principal Obligation. The note does not bear interest and was due upon the closing of the sale of the Riverchase Village facility.

On October 10, 2014, the Company and certain of its subsidiaries entered into a second amendment to the Letter Agreement, as amended (the “Letter Agreement Second Amendment”), with Mr. Brogdon and entities controlled by Mr. Brogdon, pursuant to which, among other things: (i) the Company reduced the principal amount of the promissory note issued by Mr. Brogdon by the amount equal to $92,323 (which represents the amount of the Tax Payment) plus $255,000 (which represents an offset of amounts owed by the Company to Mr. Brogdon under his consulting agreement with the Company, which terminated in November 2015); and (ii) the parties agreed that the net sales proceeds from the sale of the Riverchase Village facility would be distributed so that any net sales proceeds shall first be paid to the Company to satisfy the $177,323 outstanding under the note issued by Riverchase to the Company.

On March 25, 2015, the Company and certain of its subsidiaries entered into a third amendment to the Letter Agreement (the “Letter Agreement Third Amendment”), with Mr. Brogdon and entities controlled by him, pursuant to which Riverchase and the Company agreed to amend the promissory note issued by Riverchase to the Company to: (i) increase the principal amount due under the promissory note issued by Riverchase to the Company by any additional real property tax payments made by the Company with respect to the Riverchase Village facility and (ii) to state that such promissory note would not bear interest. The Letter Agreement Third Amendment amended the Letter Agreement, among other things, to provide a schedule for the payment to the Company of the net sales proceeds resulting from a sale of the Riverchase Village facility. The Letter Agreement Third Amendment required that the net sales proceeds from such sale be distributed to the Company as follows: (i) an amount sufficient to satisfy all amounts due and owing under the promissory note issued by Riverchase to the Company; (ii) one-half of the then remaining net sales proceeds; (iii) an amount sufficient to satisfy the amounts due and owing under the promissory note issued by Mr. Brogdon to the Company; and (iv) the then remaining balance of net sales proceeds. In connection with the Letter Agreement Third Amendment, the Company and Mr. Brogdon amended the promissory note issued by Mr. Brogdon to the Company to provide that principal balance plus any accrued interest under the promissory note shall be due and payable on the earlier of: (a) December 31, 2015; or (b) the closing of the sale of the Riverchase Village facility.

On November 10, 2016, the Company and Mr. Brogdon further amended the promissory note issued by Mr. Brogdon to the Company to extend its maturity date to December 31, 2017. As a condition to such amendment, Winter Haven Homes, Inc. (“Winter Haven”), an entity owned and controlled by Mr. Brogdon, has agreed to waive payment of certain charges otherwise due and owing from the Company to Winter Haven from January 1, 2016 to July 31,2016.

As of December 31, 2017, principal due and payable under the promissory note: (i) issued by Mr. Brogdon to the Company was $268,663; and (ii) issued by Riverchase to the Company was $95,000.

Personal Guarantor on Loan Agreements. Mr. Brogdon serves as personal guarantor on certain loan agreements entered into by the Company prior to 2015. At December 31, 2017 and December 31, 2016, the total outstanding principal owed under such loan agreements was approximately $11.8 million and $15.3 million, respectively.

Park City Capital. In January 2017, the Company repurchased the $1,000,000 promissory note held by Park City Offshore pursuant to the terms of the Company’s previously announced cash tender offer for any and all of the outstanding promissory notes of the same series. For a description of the tender offer, see Note 9 – Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8, “Financial Statements and Supplemental Data” in this Annual Report.

Mr. Fox is a an affiliate of Park City Offshore, a director of the Company since October 2013, Lead Independent

Director since April 1, 2015 and a beneficial owner of greater than 5% of the outstanding common stock. For a description of the arrangements between the Company and Mr. Fox regarding his service as a director, see Part III, Item 10.,“Directors Executive Officers and Corporate Governance - Arrangements With Directors Regarding Appointment / Election.”

Doucet Asset Management, LLC. On June 10, 2014 and on subsequent dates, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet (together the “Doucet Group”) jointly filed with the SEC a Schedule 13D reporting beneficial ownership of greater than 5% of the common stock.

In January 2017, the Company repurchased the notes in aggregate principal amount of $250,000 held by Mr. and Ms. Doucet pursuant to the terms of the Company’s previously announced cash tender offer for any and all of the outstanding promissory notes of the same series. For a description of the tender offer, see Note 9 – Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8, “Financial Statements and Supplemental Data” in this Annual Report.

On January 19, 2017, Doucet Capital, LLC, Doucet Asset Management, LLC and Mr. and Ms. Doucet jointly filed with the SEC a Schedule 13D reporting beneficial ownership of less than 5% of the common stock as a result of the convertible notes repurchased by the Company pursuant to such tender offer.

William McBride, III. For a description of certain transactions with Mr. McBride, our former Chairman and Chief Executive Officer, see Part III, Item 11., “Executive Compensation - Arrangements With Former Officers - William McBride, III.”

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

Director Independence

On January 1, the Board consisted of the following directors: Mr. McBride (separated from the Company on April, 2017), Mr. Rimland (resigned effective October 17, 2017), Mr. Knaup (term as a director expired on December 20, 2017 at the Company’s 2017 Annual Meeting of Shareholders), and Messrs. Morrison and Tenwick. Mr. Szames was appointed to the Board on May 1, 2017 (and his term as a director expired on December 20, 2017 at the Company’s 2017 Annual Meeting of Shareholders), and Mr. Taylor was appointed to the Board on February 1, 2018.

The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company’s Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, senior management and our independent registered public accounting firm, the Board affirmatively determined that at all times during the year ended December 31, 2017, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Messrs. Fox, Knaup, Tenwick, Morrison and Szames, except Mr. Morrison ceased being independent upon his appointment as Interim Chief Executive Officer on October 18, 2017. In addition, in connection with his appointment to the Board in February 2018, the Board affirmatively determined that Mr. Taylor is independent within the meaning of applicable NYSE American rules.

For purposes of determining the independence of Mr. Fox, the Board considered: (i) the participation by an affiliate of Mr. Fox in the private placement of a promissory note in 2015 and the Company’s tender offer for such note in January 2017; and (ii) the Fox Agreement. See “- Related Party Transactions - Park City Capital” above.

Item 14.    Principal Accountant Fees and Services

Fees

Pursuant to appointment by the Audit Committee, KPMG LLP ("KPMG") has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2017 and 2016.

The following table sets forth the aggregate fees that KPMG billed to the Company for the years ended December 31, 2017 and 2016, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000's)	2017	2016
Audit fees (total)(1)	$385	$350
Audit-related fees (total)(2)	85	70
Tax fees	—	—
All other fees	—	—
Total fees	$470	$420

(1)

Audit fees include fees associated with professional services rendered by KPMG for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q.

(2)	Audit related fees include fees for additional services related to acquisitions, registration statements and other regulatory filings.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.    The following financial statements of Regional Health Properties, Inc. and its Subsidiaries are included in Part II, Item 8 of this Annual Report.

(i)	Consolidated Balance Sheets—December 31, 2017 and 2016;
(ii)	Consolidated Statements of Operations—Years ended December 31, 2017 and 2016;
(iii)	Consolidated Statements of Stockholders' Equity—Years ended December 31, 2017 and 2016;
(iv)	Consolidated Statements of Cash Flows—Years ended December 31, 2017 and 2016; and
(v)	Notes to Consolidated Financial Statements.

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

In reviewing the agreements included as exhibits to this Annual Report, investors are reminded that they are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Regional or the other parties to the agreements. Some of the agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report and our other public filings with the SEC, which are available without charge on our website at www.regionalhealthproperties.com.

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

Incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed on October 11, 2016
2.29	Asset Purchase Agreement, sale of Arkansas Facilities, by AdCare Health Systems, Inc. to Little Ark Realty Holdings, LLC, dated October 6, 2016.	Incorporated by reference to Exhibit 2.3 to the AdCare Health Systems, Inc., Current Report on Form 8-K filed October 26, 2016.
2.30	Asset Purchase Agreement, dated March 8, 2017, by and between Meadowood Retirement Village, LLC, and Meadowood Properties, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
2.31	Agreement and Plan of Merger by and between AdCare Health Systems, Inc., and Regional Health Properties, Inc., dated July 7, 2017	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2017

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.2	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.3	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of Subordinated Convertible Note, issued April 29, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.8*	Warrant to Purchase Shares of Common Stock, dated January 10, 2011, issued by AdCare Health Systems, Inc. to Boyd P. Gentry	Incorporated by reference to Exhibit 10.158 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
4.9*	Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.10	Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-3 (File No. 333-175541)
4.11	Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.12	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012

Exhibit No.	Description	Method of Filing
4.13	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.14	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.15	Form of Subordinated Convertible Note, issued March 31, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 6, 2011
4.16	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.17	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.18	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
4.19	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.20	Warrant to Purchase 15,000 Shares of Common Stock, dated August 31, 2012, issued by AdCare Health Systems, Inc. to Hayden IR, LLC	Incorporated by reference to Exhibit 4.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.21*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.22	Warrant to Purchase 75,000 shares of Common Stock, dated October 26, 2013, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
4.23	Form of Registration Rights Agreement, dated March 28, 2014, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
4.24

Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015

Incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.25	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008
4.26	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

Exhibit No.	Description	Method of Filing
4.27	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.28	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
4.29*	Amendment No.2 to subordinated Convertible Note, Issued July 2, 2012, dated November 8, 2017 between Regional Health Properties Inc., and Cantone Asset Management LLC.	Incorporated by reference to Exhibit 4.17 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 14, 2017
4.30	Amendment No.2 to subordinated Convertible Note, Issued July 2, 2012, dated November 8, 2017 between Regional Health Properties Inc., and Cantone Asset Management LLC.	Incorporated by reference to Exhibit 4.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 14, 2017
10.1*	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 8, 2008
10.2	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc., in the original amount of $2,108,800 dated November 27, 2007	Incorporated by reference to Exhibit 10.19 of the Registrant's annual report on form 10-KSB as amended March 31, 2008
10.3	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc., in the original amount of $2,524,800 dated July 29, 2008	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.4	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K filed October 6, 2010
10.5	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011
10.6	CP Property Holdings, LLC Loan Agreement dated May 27, 2011	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2011
10.7	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011
10.8	Amendment, dated June 22, 2011, between Hearth & Home of Ohio, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2011
10.9	Guaranty, dated May 26, 2011, made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.10	Guaranty, dated May 26, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.11	Commercial Guaranty, dated May 25, 2011,made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.12	Commercial Guaranty, dated May 25, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.13	Joinder Agreement, Third Amendment and Supplement to Credit Agreement, dated June 2, 2011, among Gemino Healthcare Finance, LLC and the subsidiaries of the Company named therein	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.14	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.15	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of America, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.16	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of America, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.17	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.18	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.19	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.20	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.21	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.22	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.23	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.24	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.25	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.26	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.27	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.28	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.29	Unconditional Guaranty Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.30	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.31	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.32	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.33	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.34	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.35	Loan Agreement, made and entered into September 1, 2011, by and between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.36	Promissory Note, dated September 1, 2011, issued by Homestead Property Holdings, LLC, in favor of Metro City Bank, in the amount of $3,600,000	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.37	Mortgage and Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.38	Security Agreement, dated September 1, 2011, between Homestead Property Holdings, LLC and Homestead Nursing, LLC, as the debtor, and Metro City Bank, as the secured party	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.39	Guaranty, dated as of September 1, 2011, issued by Homestead Nursing, LLC in favor of Metro City Bank	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed September 7, 2011

Exhibit No.	Description	Method of Filing
10.40	Guaranty, dated as of September 1, 2011, issued by AdCare Health Systems, Inc., in favor of Metro City Bank	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
10.41	Guaranty, dated as of September 1, 2011, issued by Christopher F. Brogdon in favor of Metro City Bank	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed September 7, 2011
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

Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed December 6, 2011
10.71	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000	Incorporated by reference to Exhibit 10.141 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.72	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000	Incorporated by reference to Exhibit 10.142 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.73	Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd	Incorporated by reference to Exhibit 10.143 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing
10.74	Third Amended And Restated Multiple Facilities Lease, dated October 29, 2010, between Georgia Lessor - Bonterra/Parkview, Inc. and ADK Bonterra/Parkview, LLC	Incorporated by reference to Exhibit 10.144 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.75	Guaranty, dated October 29, 2010, executed by AdCare Health Systems, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.76	Guaranty, dated October 29, 2010, executed by Hearth & Home of Ohio, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.146 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.77	Security Agreement, dated October 29, 2010, by and between AdCare Health Systems, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.147 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.78	Security Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.148 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.79	Security Agreement, dated October 29, 2010, by and between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.149 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.80	Pledge Agreement, dated October 29, 2010, between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.81	Subordination Agreement, dated October 29, 2010, between AdCare Health Systems, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.151 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.82	Letter of Credit Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.152 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.83	Subordination, Non-Disturbance and Attornment Agreement, dated October 29, 2010, by and among Omega Healthcare Investors, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.153 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.84

Assignment and Assumption of Second Amended and Restated Multiple Facilities Lease And Consent of Lessor, dated October 29, 2010, by and among Georgia Lessor - Bonterra/Parkview, Inc., Triad Health Management of Georgia II, LLC, AdCare Health Systems, Inc., Hearth & Home of Ohio, Inc., ADK Bonterra/Parkview, LLC and the other entities signatory thereto

Incorporated by reference to Exhibit 10.154 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.85	Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.155 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.86	First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.156 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing
10.87	Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.	Incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
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
10.89

Loan Agreement, dated as of March 30, 2012, by and among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.90

Promissory Note, dated as of March 30, 2012, issued by Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and Woodland Hills HC Property Holdings, LLC in favor of The PrivateBank and Trust Company in the amount of $21,800,000

Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.91	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.92	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.93

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
10.94

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.95

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.96

Mortgage, Security Agreement, Assignment of Rents and Leases & Fixture Filing, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company

Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

Exhibit No.	Description	Method of Filing
10.97	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Little Rock HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.98	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Northridge HC&R Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.99	Absolute Assignment of Rents and Leases, dated as of April 1, 2012, executed by Woodland Hills HC Property Holdings, LLC to and for the benefit of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.100	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.101	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.102	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.103	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.104	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
10.105	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.106	Assignment and Assumption Agreement, dated as of July 1, 2012, by and between Westlake Nursing Home Limited Partnership and QC Property Holdings, LLC	Incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.107	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.108	Loan Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing
10.109	Promissory Note, dated August 17, 2012, issued by CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P. in the amount of $5,000,000	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.110	Revolving Loan Promissory Note, made as of August 17, 2012, by and among CSCC Nursing, LLC and CSCC Property Holdings, LLC in favor of Contemporary Healthcare Fund I, L.P. in the amount of $600,000	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.111	Assignment of Leases and Rents, dated as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.112

Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 17, 2012, made and entered into by CSCC Property Holdings, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.

Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.113	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.114	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.115	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Health Systems, Inc. in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.116	Guaranty of Payment and Performance, made as of August 17, 2012, by AdCare Oklahoma Management, LLC in favor of Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.117	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Fund I, L.P.	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.118	Security Agreement, made as of August 17, 2012, by and among CSCC Property Holdings, LLC, CSCC Nursing, LLC and Contemporary Healthcare Senior Lien Fund I, L.P.	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.119	Loan and Security Agreement, dated as of September 20, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Method of Filing
10.120	Modification Agreement, dated as of October 26, 2012, by and among The PrivateBank and Trust Company and the Borrowers named therein	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.121	Promissory Note, dated September 20, 2012, issued by the subsidiaries of AdCare Health Systems, Inc. named therein in favor of The PrivateBank and Trust Company in the amount of $10,600,000	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.122	Guaranty of Payment and Performance, made as of September 20, 2012, by AdCare Health Systems, Inc. in favor of The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.123	Second Amendment to Credit Agreement, dated September 20, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.124	Temporary Extension Agreement, dated August 29, 2012, by and between APH & R Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
10.125	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.126	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.127	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.128	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.129	Promissory Note, dated June 8, 2012, issued by Mt. V Property Holdings, LLC in favor of Metro City Bank in the amount of $1,267,000	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.130	Loan Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.131	Mortgage and Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

Exhibit No.	Description	Method of Filing
10.132	Assignment of Leases and Rents, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.133	Security Agreement, dated June 8, 2012, by and between Mt. V Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.134	Guaranty, dated June 8, 2012, made by AdCare Health Systems, Inc. in favor of Metro City Bank	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.135	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.136	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.137

Modification Agreement, dated June 15, 2012, among Little Rock HC&R Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, Woodland Hills HC Property Holdings, LLC and The PrivateBank and Trust Company

Incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.138	Amendment entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Incorporated by reference to Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.139	Sublease Agreement, dated December 1, 2012, between ADK Georgia, LLC and Jeff Co. Nursing, LLC	Incorporated by reference to Exhibit 10.245 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.140	Third Amendment to Credit Agreement, dated December 21, 2012, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.248 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.141	Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.252 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.142	Loan Agreement, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC, Sumter N&R, LLC, Georgetown HC&R Nursing, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.262 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.143	Secured Loan Agreement, dated December 28, 2012, by and among Keybank National Association and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.263 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing
10.144	Promissory Note, dated December 28, 2012, issued by subsidiaries of AdCare Health Systems, Inc. in favor of Keybank National Association in the amount of $16,500,000	Incorporated by reference to Exhibit 10.264 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.145	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Northridge HC&R Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.265 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.146	Absolute Assignment of Leases and Rents, dated December 28, 2012, by Woodland Hills HC Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.266 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.147	Absolute Assignment of Leases and Rents, dated December 28, 2012, by APH&R Property Holdings, LLC to Keybank National Association	Incorporated by reference to Exhibit 10.267 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.148	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by APH&R Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.268 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.149	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Northridge HC&R Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.269 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.150	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated December 28, 2012, made by Woodland Hills HC Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.270 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.151	Payment Guaranty, made as of December 28, 2012, by AdCare Operations, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.271 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.152	Payment Guaranty, made as of December 28, 2012, by AdCare Property Holdings, LLC to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.272 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.153	Payment Guaranty, made as of December 28, 2012, by AdCare Health Systems, Inc. to and for the benefit of Keybank National Association	Incorporated by reference to Exhibit 10.273 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.154	Pledge and Security Agreement, dated December 28, 2012, between AdCare Property Holdings, LLC and Keybank National Association	Incorporated by reference to Exhibit 10.274 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.155	Pledge and Security Agreement, dated December 28, 2012, between AdCare Operations, LLC and Keybank National Association	Incorporated by reference to Exhibit 10.275 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing
10.156	Security Agreement, dated December 28, 2012, made by Woodland Hills HC Nursing, LLC, APH&R Nursing, LLC and Northridge HC&R Nursing, LLC in favor of Keybank National Association	Incorporated by reference to Exhibit 10.276 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.157

Security Agreement, dated December 28, 2012, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC and APH&R Property Holdings, LLC in favor of Keybank National Association

Incorporated by reference to Exhibit 10.277 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.158	Second Modification Agreement, dated December 28, 2012, between The PrivateBank and Trust Company and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.278 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.159*	Consulting Agreement, dated December 31, 2012, between Christopher Brogdon and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.279 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.160	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.280 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.161	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.281 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.162	Assignment of Rents, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.282 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.163	Mortgage, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.283 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.164	Promissory Note, dated December 31, 2012, issued by Northwest Property Holdings, LLC in favor of First Commercial Bank in the amount of $1,501,500	Incorporated by reference to Exhibit 10.284 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.165	Commercial Security Agreement, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.285 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.166	Commercial Security Agreement, dated December 31, 2012, made and executed between NW 61st Nursing, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.286 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.167	Commercial Guaranty, dated December 31, 2012, between AdCare Health Systems, Inc. and First Commercial Bank	Incorporated by reference to Exhibit 10.287 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing
10.168	Commercial Guaranty, dated December 31, 2012, between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.288 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.169	Memorandum of Agreement, dated January 25, 2013, between The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Incorporated by reference to Exhibit 10.289 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.170	Assignment of Leases and Rents, dated December 31, 2012, by and between Sumter Valley Property Holdings, LLC and Metro City Bank	Incorporated by reference to Exhibit 10.292 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.171	Promissory Note, dated December 31, 2012, issued by Sumter Valley Property Holdings, LLC and Georgetown HC&R Property Holdings, LLC in favor of Metro City Bank, in the amount of $6,950,000	Incorporated by reference to Exhibit 10.293 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.172	Management Agreement, dated June 22, 2010, by and between Riverchase Village ADK, LLC and AdCare Management Company, Inc.	Incorporated by reference to Exhibit 10.294 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.173	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.174	Credit Agreement, dated May 30, 2012, by and among NW 61st Nursing, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.175	Revolving Note, dated May 30, 2013, issued by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC in the amount of $1,000,000	Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.176	Subordination Agreement, dated May 30, 2013, by and between First Commercial Bank and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.177	Guaranty Agreement, dated May 30, 2013, made by NW 61st Nursing, LLC in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.178	Guaranty Agreement, dated May 30, 2013, made by AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.179

First Amendment to Secured Loan Agreement and Payment Guaranty, dated May 31, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association

Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

Exhibit No.	Description	Method of Filing
10.180	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated May 31, 2013, made by Mountain Top Property Holdings, LLC, to and for the benefit of KeyBank National Association	Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.181	Absolute Assignment of Leases and Rents, dated May 31, 2013, by Mountain Top Property Holdings, LLC in favor of KeyBank National Association	Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.182	Pledge and Security Agreement, dated May 31, 2013, between AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.183

Second Amendment to Secured Loan Agreement and Payment Guaranty, dated June 27, 2013, by and among AdCare Health Systems, Inc., its subsidiaries named therein, AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association

Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.184

Third Modification Agreement, dated as of June 26, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC and The PrivateBank and Trust Company

Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.185

Joinder Agreement, Second Amendment and Supplement to Credit Agreement , dated June 28, 2013, by and among NW 61st Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC

Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.186	Amended and Restated Revolving Note, dated June 28, 2013, issued by certain subsidiaries of AdCare Health Systems, Inc. in favor of Gemino Healthcare Finance, LLC in the amount of $1,500,000	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.187	Management Fee Subordination Agreement, dated June 28, 2013, by and among Gemino Healthcare Finance, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and AdCare Administrative Services, LLC	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.188	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.189	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.190	Loan and Security Agreement, dated September 27, 2013, by and between QC Property Holdings, LLC and Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013

Exhibit No.	Description	Method of Filing
10.191	Promissory Note, dated September 27, 2013, issued by QC Property Holdings, LLC to Housing & Healthcare Funding, LLC in the amount of $5,000,000	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.192	Mortgage, Security Agreement Assignment of Leases and Rents and Fixture Filing, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.193	Guaranty, dated September 27, 2013, by AdCare Health Systems, Inc. to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.194	Assignment of Rents and Leases, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.195	Third Modification Agreement, dated as of September 30, 2013, by and among The PrivateBank and Trust Company, AdCare Health Systems, Inc. and its subsidiaries named therein	Incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.196	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 18, 2013
10.197	Note, Mortgage and Loan Agreement Modification Agreement, dated December 31, 2013, by and among Sumter Valley Property Holdings, LLC, Georgetown HC&R Property Holdings, LLC and Metro City Bank.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2013
10.198*	Waiver and Amendment, dated February 10, 2014, by and among the Company and Gemino Healthcare Finance, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 14, 2014
10.199

Fourth Modification Agreement, dated November 8, 2013, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company

Incorporated by reference to Exhibit 10.330 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.200

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

Incorporated by reference to Exhibit 10.331 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

Exhibit No.	Description	Method of Filing
10.201	Note, Mortgage and Loan Agreement Modification Agreement, effective as of December 30, 2013, by and among Metro City Bank and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.332 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.202	Note, dated February 28, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.334 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.203

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
10.204

Agreement Regarding Exit Fees, dated March 28, 2014, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Woodland Hills HC Nursing, LLC, Northridge HC&R Nursing, LLC, APH&R Nursing, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association

Incorporated by reference to Exhibit 10.336 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.205	Sublease Termination Agreement, entered into May 6, 2014 and effective as of May 31, 2014, by and between Winter Haven Homes, Inc. and ADK Administrative Property, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.206	Amendment to Consulting Agreement, dated May 6, 2014, by and between AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.207	Amended and Restated Note, dated May 15, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 21, 2014

Exhibit No.	Description	Method of Filing
10.208

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
10.209

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

Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.210	Promissory Note, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.211	Guaranty of Payment and Performance, dated September 24, 2014, by and between AdCare Health Systems, Inc. and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.212	Loan and Security Agreement, dated September 24, 2014, by and among Woodland Manor Nursing, LLC, Glenvue H&R Nursing, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.213	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.214	Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Riverchase Village ADK, LLC.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014

Exhibit No.	Description	Method of Filing
10.215	Second Amended and Restated Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.216*	Executive Employment Agreement, dated October 10, 2014, by and among AdCare Health Systems, Inc. and William McBride III.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.217

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

Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.218	Healthcare Facility Note, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.219	Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.220

Healthcare Regulatory Agreement, dated December 1, 2014, by and  among Mt. Kenn Property Holdings, LLC, its successors, heirs, and assigns (jointly and severally) and the U.S. Department of Housing and Urban Development.

Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.221	Modification of Mortgage Note Agreement dated as of October 1, 2014, by and between Hearth & Care of Greenfield, LLC. and Red Mortgage Capital, Inc.	Incorporated by reference to Exhibit 10.359 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.222	Modification of Mortgage Note Agreement dated as of October 1, 2014, by and between The Pavilion Care Center, LLC. and Red Mortgage Capital, Inc.	Incorporated by reference to Exhibit 10.360 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.223	Modification Agreement, dated as of October 1, 2014, by and among Hearth & Care of Greenfield, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.361 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.224	Modification Agreement, dated as of October 1, 2014, by and among The Pavilion Care Center, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.362 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

Exhibit No.	Description	Method of Filing
10.225	Sublease Agreement, dated as of January 16, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 10.363 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.226	Sublease Agreement, dated as of January 16, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 10.364 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.227	Sublease Agreement, dated as of January 16, 2015, by and among Mt. V Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 10.365 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.228	Sublease Agreement, dated as of January 16, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 10.366 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.229	Sublease Agreement, dated as of January 16, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 10.367 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.230	Sublease Agreement, dated as of January 16, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 10.368 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.231	Sublease Agreement, dated as of January 16, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC and Highlands of Bentonville, LLC	Incorporated by reference to Exhibit 10.369 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.232	Sublease Agreement, dated as of January 16, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 10.370 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.233	Sublease Agreement, dated as of January 16, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 10.371 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.234	Sublease Agreement, dated as of January 16, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 10.372 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.235	Loan Agreement, dated January 30, 2015, by and among Georgetown HC&R Property Holdings, LLC, Sumter Valley Property Holdings, LLC and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.373 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.240	Promissory Note, dated January 30, 2015, issued by Georgetown HC&R Property Holdings, LLC, and Sumter Valley Property Holdings, LLC to The PrivateBank and Trust Company in the amount of $9,300,000	Incorporated by reference to Exhibit 10.374 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014

Exhibit No.	Description	Method of Filing
10.245	Guaranty of Payment and Performance, dated January 30, 2015, issued by AdCare Health Systems, Inc. to and for the benefit of The PrivateBank and Trust Company in the amount of $9,300,000	Incorporated by reference to Exhibit 10.375 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
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
10.286

Settlement and Indemnification Agreement dated March 26, 2015, by and between Adcare Health Systems, Inc. and its wholly owned subsidiaries and affiliates and Chris Brogdon and any affiliates or entities in which Chris Brogdon has an ownership interest

Incorporated by reference to Exhibit 10.400 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.287	Asset Purchase Agreement by and between CSCC Property Holdings, LLC, and Gracewood Manor, LLC, dated March 17, 2015	Incorporated by reference to Exhibit 10.401 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.288	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.289	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and The U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.290	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.291	Healthcare Facility Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.292	Healthcare Facility Note, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014

Exhibit No.	Description	Method of Filing
10.293	Lease Agreement, dated February 27, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown LLC	Incorporated by reference to Exhibit 10.408 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.294	First Amendment to Lease Agreement, dated March 20, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Incorporated by reference to Exhibit 10.409 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.295	Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC	Incorporated by reference to Exhibit 10.410 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.296	First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC	Incorporated by reference to Exhibit 10.411 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.297	Lease Agreement dated February 27, 2015 by and between Mountain Trace Nursing ADK, LLC and Blue Ridge on the Mountain LLC	Incorporated by reference to Exhibit 10.412 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.298	First Amendment to Lease Agreement, dated March 20, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain , LLC	Incorporated by reference to Exhibit 10.413 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.299	Sublease Agreement, dated July 1, 2014 by and between ADK Georgia, LLC, and C.R. of Thomasville, LLC	Incorporated by reference to Exhibit 10.414 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.300	Lease Agreement, dated September 22, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.415 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.301	Lease Agreement, dated September 22, 2014 by and between Attalla Nursing ADK, LLC and C.R. of Attalla, LLC	Incorporated by reference to Exhibit 10.416 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.302	Sublease Agreement, dated February 18, 2015 by and between CP Nursing, LLC and C.R. of College Park, LLC	Incorporated by reference to Exhibit 10.417 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014
10.303	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.12 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.304	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.13 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.305	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.14 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

Exhibit No.	Description	Method of Filing
10.306	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.15 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.307	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.16 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.308	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.17 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.309	First Amendment to Sublease Agreement, dated February 27, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.18 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.310	First Amendment to Sublease Agreement, dated February 27, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.19 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.311	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.20 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.312	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.21 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.313	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.22 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.314	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.23 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.315	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.24 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.316	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.25 of the Registrant's Current Report on Form 8-K filed on May 6, 2015

Exhibit No.	Description	Method of Filing
10.317	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.26 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.318	Second Amendment to Sublease Agreement, dated March 31, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.27 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.319	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Little Rock HC&R Property Holdings, LLC, Little Rock HC&R Nursing, LLC and Highlands of Little Rock West Markham, LLC	Incorporated by reference to Exhibit 99.28 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.320	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Northridge HC&R Property Holdings, LLC, Northridge HC&R Nursing, LLC and Highlands of North Little Rock John Ashley, LLC	Incorporated by reference to Exhibit 99.29 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.321	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Woodland Hills HC Property Holdings, LLC, Woodland Hills HC Nursing, LLC and Highlands of Little Rock Riley, LLC	Incorporated by reference to Exhibit 99.30 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.322	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Homestead Property Holdings, LLC, Homestead Nursing, LLC and Highlands of Stamps, LLC	Incorporated by reference to Exhibit 99.31 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.323	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mt. View Property Holdings, LLC, Mountain View Nursing, LLC and Highlands of Mountain View SNF, LLC	Incorporated by reference to Exhibit 99.32 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.324	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Park Heritage Property Holdings, LLC, Park Heritage Nursing, LLC and Highlands of Rogers Dixieland, LLC	Incorporated by reference to Exhibit 99.33 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.325	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among APH&R Property Holdings, LLC, APH&R Nursing, LLC and Highlands of Little Rock South Cumberland, LLC	Incorporated by reference to Exhibit 99.34 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.326	Third Amendment to Sublease Agreement, dated April 30, 2015, by and among Mountain Top Property Holdings, LLC, Mountain Top ALF, LLC and Highlands of Mountain View RCF, LLC	Incorporated by reference to Exhibit 99.35 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.327	Amended and Restated Promissory Note for exit fees (Cumberland), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.328	Amended and Restated Promissory Note for exit fees (Northridge), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

Exhibit No.	Description	Method of Filing
10.329	Amended and Restated Promissory Note for exit fees (River Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.330	Amended and Restated Promissory Note for exit fees (Sumter Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.331	Promissory Note for exit fees (Stone County), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.332	Eighth Amendment to Credit Agreement, dated March 25, 2015, by and among ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.333	Fifth Amendment to Credit Agreement, dated March 25, 2015, by and among NW 61ST Nursing, LLC, Georgetown HC&R Nursing, LLC, Sumter N&R, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.31 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
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

Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on April 7, 2015
10.336	Sublease Agreement, dated April 1, 2015, by and between ADK Georgia, LLC and C.R. of Lagrange, LLC	Incorporated by reference to Exhibit 99.10 of the Registrant's Current Report on Form 8-K filed on April 7, 2015

Exhibit No.	Description	Method of Filing
10.337	Sublease Termination Agreement, dated April 30, 2015, by and among Benton Property Holdings, LLC, Benton Nursing, LLC, and Highlands of Bentonville, LLC	Incorporated by reference to Exhibit 99.36 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.338	Sublease Termination Agreement, dated April 30, 2015, by and among Valley River Property Holdings, LLC, Valley River Nursing, LLC, and Highlands of Fort Smith, LLC	Incorporated by reference to Exhibit 99.37 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.339	Lease Inducement Fee Agreement, dated April 30, 2015, by and between AdCare Health Systems, Inc. and Aria Health Consulting, LLC	Incorporated by reference to Exhibit 99.38 of the Registrant's Current Report on Form 8-K filed on May 6, 2015
10.340	Sublease Agreement, dated May 1, 2015 by and between NW 61st Nursing, LLC and Southwest LTC-NW OKC, LLC	Incorporated by reference to Exhibit 10.83 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.341	Sublease Agreement, dated May 1, 2015 by and between QC Nursing, LLC and Southwest LTC-Quail Creek, LLC	Incorporated by reference to Exhibit 10.84 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.342	Fifth Modification Agreement, dated May 1, 2015, by and among Little Rock HC&R Property Holdings, LLC, AdCare Health Systems, Inc., Little Rock HC&R Nursing, LLC, and The PrivateBank and Trust Company	Incorporated by reference to Exhibit 10.85 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.343

Loan Modification Agreement, dated May 1, 2015, by and among Benton Property Holdings, LLC, Park Heritage Property Holdings, LLC and Valley River Property Holdings, LLC, as borrowers; AdCare Health Systems, Inc., Benton Nursing, LLC, Park Heritage Nursing, LLC, and Valley River Nursing, LLC, as Guarantors; and The PrivateBank and Trust Company, as lender

Incorporated by reference to Exhibit 10.86 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.344	Underwriting Agreement, dated April 8, 2015, by and between AdCare Health Systems, Inc. and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on April 13, 2015
10.345	Fourth Amendment to Credit Agreement, dated May 30, 2013, by and between ADK Bonterra/Parkview, LLC and Gemino Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.346	Second Amendment to Lease Agreement, dated May 31, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain, LLC	Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on June 5, 2015
10.347	Sublease Agreement, dated July 1, 2015 by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on July 7, 2015
10.348	Underwriting Agreement, dated May 28, 2015, by and between AdCare Health Systems, Inc. and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on June 2, 2015
10.349	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and MLV & Co. LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on July 22, 2015

Exhibit No.	Description	Method of Filing
10.350	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.2 of the Registrant's Current Report on Form 8-K filed on July 22, 2015
10.351	Sublease Agreement, dated August 1, 2015, by and between AdCare Health Systems, Inc. and CC SNF, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.352	Sublease Agreement, dated August 1, 2015, by and between Eaglewood Village, LLC and EW ALF, LLC.	Incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.353	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and HC SNF, LLC.	Incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.354	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and PV SNF, LLC.	Incorporated by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.355	Sublease Agreement, dated August 1, 2015, by and between 2014 HUD Master Tenant, LLC and EW SNF, LLC.	Incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
10.356	Lease Inducement Fee Agreement, dated August 1, 2015, by and between the AdCare Health Systems, Inc. and PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, EW SNF, LLC, and EW ALF, LLC.	Incorporated by reference to Exhibit 99.7 of the Registrant's Current Report on Form 8-K filed on August 5, 2015
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

Incorporated by reference to Exhibit 10.462 of the AdCare Health Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2015

Exhibit No.	Description	Method of Filing
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

Incorporated by reference to Exhibit 99.3 of the AdCare Health Systems, Inc. Current Report on Form 8-K filed on October 11, 2016
10.409	Second Amendment to Second Amended and Restated Note, dated November 10, 2016, by and between Christopher F. Brogdon and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016
10.410	First Amendment to Promissory Note, dated September 19, 2016, by and between QC Property Holdings, LLC, and Congressional Bank.	Incorporated by reference to Exhibit 10.8 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016
10.411	Mortgage Refinance Agreement, insured by HUD by and between AdCare Health Systems, Inc. in favor of KeyBank National Association	Incorporated by reference to item 1.01 of the AdCare Health Systems, Inc.. Current Report on Form 8-K filed December 19, 2016.
10.412	Lease Agreement, dated March 22, 2017, by and between Meadowood Property Holdings, LLC and CRM of Meadowood, LLC	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

Exhibit No.	Description	Method of Filing
10.413	Amendment to Promissory Note, dated April 7, 2017, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.414	Loan Agreement, dated May 1, 2017, between Meadowood Property Holdings, LLC and the Exchange Bank of Alabama in the original amount of $4.1 million	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.415	Guaranty Agreement, dated April 6, 2017, executed by AdCare Health Systems, Inc., in favor of Congressional Bank, a Maryland chartered commercial bank	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.416	At Market Issuance Sales Agreement, dated May 26, 2017, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on May 26, 2017
10.417	Amendment to Loan Agreement Issued September 27, 2013, dated August 10, 2017, by and between QC Property Holdings, LLC and the Congressional Bank, a Maryland chartered commercial bank	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.418	Amendment to Loan Agreement Issued December 31, 2012, dated July 31, 2017, by and between Northwest Property Holdings, LLC and the First Commercial Bank	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.419	Settlement Agreement, Mutual Release and Form of Unsecured Promissory Note, dated September 26, 2017 by and between AdCare Health Systems Inc., and William McBride, III	Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.420	Joinder and First Amendment to Guarantee Issued May 30, 2018, dated May 30, 2018, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Congressional Bank.	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.421	Joinder and First Amendment to Guarantee Issued May 30, 2018, dated May 30, 2018, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.422	Affirmation and Assumption of Loan Documents, Limited Guarantees and Security Agreements Issued May 30, 2018, by and Between Regional Health Properties, Inc., and Red Mortgage.	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

Exhibit No.	Description	Method of Filing
10.423

Consent to Merger Issued May 30, 2018, pursuant to Third Amendment and Restated Multiple Facilities Lease dated May 30, 2018, as amended by the First Amendment and Restated Multiple Facilities Lease dated May 30, 2018, and a Second Amendment to Third Amended and Restated Facilities Lease dated May 30, 2018 (as amended, the :Mater Lease”); by and between Bonterra/Parkview, Inc., a Maryland corporation and ADK

Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.424

GUARANTY AGREEMENT Dated February 15, 2018 by REGIONAL HEALTH PROPERTIES, INC., ADCARE PROPERTY HOLDINGS, LLC, and HEARTH & HOME OF OHIO, INC., to and for the benefit of PINECONE REALTY PARTNERS, II, LLC.

Filed herewith
10.425

LOAN AGREEMENT Dated as of February 15, 2018 among CP PROPERTY HOLDINGS, LLC, NORTHWEST PROPERTY HOLDINGS, LLC and ATTALLA NURSING ADK, LLC as Borrowers, HEARTH & HOME OF OHIO, INC., as Guarantor, ADCARE PROPERTY HOLDINGS, LLC, as Guarantor and Borrower, REGIONAL HEALTH PROPERTIES, INC., as Guarantor, and PINECONE REALTY PARTNERS II, LLC, as Lender

Filed herewith
10.426	Promissory Note for $3.5 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and AdCare Property Holdings, LLC.	Filed herewith
10.427	Promissory Note for $8.25 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and Attalla Nursing ADK LLC.	Filed herewith
10.428	Promissory Note for $2.5 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and CP Property Holdings, LLC.	Filed herewith
10.429	Promissory Note for $2.0 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and Northwest Property Holdings, LLC.	Filed herewith
10.430	2nd Amendment to Master Lease dated March, 30 2018 by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC, and JV Jeffersonville, LLC.	Filed herewith

Exhibit No.	Description	Method of Filing
10.431

Settlement Agreement dated March 9th, 2018 by and between Prior Insurer and AdCare Health Systems, Inc.; Regional Health Properties, Inc.; AdCare Administrative Services, LLC; Woodland Hills HC Nursing, LLC; Woodland Hills HC Property Holdings, LLC; AdCare Operations, LLC; APH&R Nursing LLC d/b/a Cumberland Health and Rehabilitation Center; APH&R Property Holdings, LLC; Little Rock HC&R Nursing LLC d/b/a West Markham Sub Acute and Rehabilitation Center; Little Rock HC&R Property Holdings, LLC; Northridge HC&R Nursing, LLC d/b/a Northridge Healthcare and Rehabilitation; Northridge HC&R Property Holdings, LLC; Coosa Nursing ADK, LLC

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

Regional Health Properties, Inc.

by:	/s/ BRENT MORRISON
Brent Morrison
Interim Chief Executive Officer and Interim President
April 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRENT MORRISON
Brent Morrison	Director, Interim Chief Executive Officer, and Interim President (Principal Executive Officer)	April 16, 2018

/s/ E. CLINTON CAIN
E. Clinton Cain	Interim Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2018

/s/ MICHAEL J. FOX
Michael J. Fox	Director	April 16, 2018

/s/ DAVID A. TENWICK
David A. Tenwick	Director	April 16, 2018

/s/ KENNETH W. TAYLOR
Kenneth W. Taylor	Director	April 16, 2018