Form 10-Q
period 2018-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2018-05-21
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☒
		(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 17, 2018:  20,303,733 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$3,524	$1,818
Restricted cash	833	960
Accounts receivable, net of allowance of $1,992 and $2,570	599	945
Prepaid expenses and other	521	304
Notes receivable	727	677
Total current assets	6,204	4,704
Restricted cash	2,640	2,581
Property and equipment, net	80,397	81,213
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	1,945	2,187
Goodwill	2,105	2,105
Lease deposits	808	808
Straight-line rent receivable	6,383	6,400
Notes receivable	2,990	3,540
Other assets	55	542
Total assets	$105,998	$106,551
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other debt	$17,714	$6,621
Current portion of convertible debt, net	—	1,469
Accounts payable	3,996	4,386
Accrued expenses and other	4,523	7,022
Total current liabilities	26,233	19,498
Notes payable and other debt, net of current portion:
Senior debt, net	53,297	57,801
Bonds, net	6,586	6,567
Other debt, net	572	644
Other liabilities	3,899	4,133
Deferred tax liabilities	38	38
Total liabilities	90,625	88,681
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 19,697 and 19,697 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	61,755	61,724
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 2,812 shares issued and outstanding, redemption amount $70,288 and $70,288 at March 31, 2018 and December 31, 2017, respectively	62,423	62,423
Accumulated deficit	(108,805)	(106,277)
Total stockholders’ equity	15,373	17,870
Total liabilities and stockholders’ equity	$105,998	$106,551

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental revenues	$5,705	$5,775
Management fees	234	229
Other revenues	48	131
Total revenues	5,987	6,135
Expenses:
Facility rent expense	2,171	2,171
Cost of management fees	157	176
Depreciation and amortization	1,221	1,135
General and administrative expense	879	1,446
Provision for doubtful accounts	1,938	466
Other operating expenses	343	89
Total expenses	6,709	5,483
(Loss) income from operations	(722)	652
Other expense:
Interest expense, net	1,275	1,032
Loss on extinguishment of debt	441	63
Other expense	9	95
Total other expense, net	1,725	1,190
Loss from continuing operations before income taxes	(2,447)	(538)
Income tax expense	26	1
Loss from continuing operations	(2,473)	(539)
Loss from discontinued operations, net of tax	(55)	(413)
Net loss	(2,528)	(952)
Preferred stock dividends - declared	—	(1,878)
Preferred stock dividends - undeclared	(1,912)	—
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(4,440)	$(2,830)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(0.23)	$(0.12)
Discontinued operations	0.00	(0.02)
	$(0.23)	$(0.14)
Weighted average shares of common stock outstanding:
Basic and diluted	19,697	19,825

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2017	19,697	2,812	$61,724	$62,423	$(106,277)	$17,870
Stock-based compensation	—	—	31	—	—	31
Net loss	—	—	—	—	(2,528)	(2,528)
Balances, March 31, 2018	19,697	2,812	$61,755	$62,423	$(108,805)	$15,373

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,528)	$(952)
Loss from discontinued operations, net of tax	55	413
Loss from continuing operations	(2,473)	(539)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,221	1,135
Stock-based compensation expense	31	234
Rent expense in excess of cash paid	113	158
Rent revenue in excess of cash received	(683)	(768)
Amortization of deferred financing costs, debt discounts and premiums	195	99
Loss on debt extinguishment	441	—
Bad debt expense	1,938	466
Changes in operating assets and liabilities:
Accounts receivable	(271)	163
Prepaid expenses and other	(22)	(201)
Other assets	33	(294)
Accounts payable, and accrued expenses and other	209	236
Other liabilities	—	60
Net cash provided by operating activities - continuing operations	732	749
Net cash used in operating activities - discontinued operations	(735)	(1,051)
Net cash used in operating activities	(3)	(302)
Cash flows from investing activities:
Purchase of property and equipment	(163)	(329)
Net cash used in investing activities - continuing operations	(163)	(329)
Net cash used in investing activities	(163)	(329)
Cash flows from financing activities:
Proceeds from debt issuance	2,397	—
Repayment on notes payable	(503)	(1,974)
Repayment of convertible debt	—	(6,700)
Repurchase of common stock	—	(187)
Dividends paid on preferred stock	—	(1,878)
Net cash provided by (used in) financing activities - continuing operations	1,894	(10,739)
Net cash used in financing activities - discontinued operations	(90)	(140)
Net cash provided by (used in) financing activities	1,804	(10,879)
Net change in cash and restricted cash	1,638	(11,510)
Cash and restricted cash, beginning	5,359	19,509
Cash and restricted cash, ending	$6,997	$7,999

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$755	$682
Supplemental disclosure of non-cash activities:
Non-cash payments of long-term debt	$(8,744)	$—
Non-cash payments of convertible debt	(1,500)	—
Non-cash payments of professional liability settlements from financing	(2,371)	—
Non-cash debt issuance costs and prepayment penalties	(1,238)	—
Non-cash payments of professional liability settlements from prior insurer	(2,850)	—
Net payments through escrow	$(16,703)	$—

Non-cash proceeds from financing	$13,853	$—
Non-cash proceeds from prior insurer for professional liability settlements	2,850	—
Net proceeds through escrow	$16,703	$—

Non-cash deferred financing	$488	$—
Surrender of security deposit	$245	$500
Non-cash proceeds from vendor-financed insurance	$194	$193
Non-cash proceeds from financing of South Carolina Medicaid audit repayment	$—	$385

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AdCare Health Systems, Inc. (“AdCare”) is the former parent of, and the predecessor issuer to, Regional Health Properties, Inc. (“Regional Health” and, together with its subsidiaries, the “Company”). On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health, a Georgia corporation and wholly owned subsidiary of AdCare formed for the purposes of the Merger, with Regional Health continuing as the surviving corporation in the Merger. The Company now has many of the characteristics of a real estate investment trust (“REIT”) and is focused on the ownership, acquisition and leasing of healthcare related properties. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2018 (the “Annual Report”), for a description of the Merger.

The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company’s business primarily consists of leasing and subleasing healthcare facilities to third-party tenants, which operate the facilities. The operators of the Company’s facilities provide a range of healthcare services, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

As of March 31, 2018, the Company owned, leased, or managed for third parties 30 facilities, primarily in the Southeast United States. Of the 30 facilities, the Company: (i) leased 14 owned facilities and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 – Leases and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 – Leases in the Annual Report for a more detailed description of the Company’s leases).

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

When used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specifically stated or the context otherwise requires, the terms:

•	“Board” refers to the Board of Directors of AdCare with respect to the period prior to the Merger and to the Board of Directors of Regional Health with respect to the period after the Merger;
•	“common stock” refers to AdCare’s common stock with respect to the period prior to the Merger and to Regional Health’s common stock with respect to the period after the Merger; and
•

“Series A Preferred Stock” refers to AdCare’s 10.875% Series A Cumulative Redeemable Preferred Stock with respect to the period prior to the Merger and to Regional Health’s 10.875% Series A Cumulative Redeemable Preferred Stock with respect to the period after the Merger.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2017, included in the Annual Report. See

Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies included in the Company’s Annual Report, for a description of all significant accounting policies. During the three months ended March 31, 2018, there were no material changes to the Company’s policies, except as noted below in Recently Adopted Standards.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Allowances

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates.

As of March 31, 2018 and December 31, 2017, the Company allowed for approximately $2.0 million and $2.6 million, respectively, of gross patient care related receivables arising from its legacy operations. Allowances for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully allowed at March 31, 2018 and December 31, 2017.  Accounts receivable, net, totaled $0.6 million at March 31, 2018 and $0.9 million at December 31, 2017.

Pre-paid expenses and other

As of March 31, 2018 and December 31, 2017, the Company had $0.5 million and $0.3 million, respectively, in pre-paid expenses and other, primarily for directors’ and officers’ insurance and mortgage insurance premiums.

Self-Insurance

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 – Commitments and Contingencies in the Annual Report for more information). The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company's estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Other.

Reclassifications

Certain reclassifications have been made to the 2017 financial information to conform to the 2018 presentation with no effect on the Company's consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders' equity. Reclassifications were made to the consolidated statements of operations for the three months ended March 31, 2017 to conform the presentation of management fee revenues and its related expense, previously reported as general and administrative expense. Reclassifications were made to the consolidated statements of cash flows for the three months ended March 31, 2017 to include restricted cash in cash and restricted cash at the beginning-of-period and end-of-period totals.

Recently Adopted Standards

On January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as codified in Accounting Standards Codification (“ASC”) 606, which requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The new revenue standard does not apply to rental revenues, which are the Company’s primary source of revenue. A company is also required to disclose sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The Financial Accounting Standards Board (“FASB”) has issued several amendments to the standards, which are intended to promote a more consistent interpretation and application of the principals outlined in the standard. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods.

The Company has one contract to manage (the “Management Contract”) two skilled nursing facilities and one independent living facility for a third-party, with payment for each month of service received in full on a monthly basis.

Companies are permitted to adopt the standard using a retrospective transition method (i.e., restate all prior periods presented) or a cumulative effect method (i.e., recognize the cumulative effect of initially applying the guidance at the date of initial application with no restatement of prior periods). However, both methods allow companies to elect certain practical expedients on transition that will help to simplify how a company restates its contracts. The Company adopted the standard using the cumulative effect method. As a result of the adoption of this guidance, for the three months ended March 31, 2017, the Company reclassified expenses related to the Management Contract from General and administrative expense to Cost of management fees on the consolidated statements of operations.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, guidance which clarifies the treatment of several cash flow categories. In addition, the guidance clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance for the three month period ending March 31, 2018 with an effective date of January 1, 2018. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted using a retrospective transition method to each period presented. The Company adopted the guidance with an effective date of January 1, 2018. Given this change, transfers between cash and restricted cash are no longer reported as cash flow activities on the statement of cash flows and hence reclassifications were made to the consolidated statements of cash flows for the three months ended March 31, 2017 to include restricted cash in cash and restricted cash at the beginning-of-period and end-of-period totals.

Recent Significant Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for the Company until January 1, 2019, with early adoption permitted. The Company is evaluating this guidance and the impact to the Company, as both lessor and lessee, on its consolidated financial condition, results of operations and cash flows.

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of the other accounting pronouncements the Company is currently evaluating.

NOTE 2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted-average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants, non-vested common stock and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three months ended March 31, 2018 and 2017, approximately 1.2 million and 2.8 million shares, respectively, of potentially dilutive securities were excluded from the diluted loss per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net loss for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in 000’s, except per share data)	2018	2017
Numerator:
Loss from continuing operations	$(2,473)	$(539)
Preferred stock dividends - declared	—	(1,878)
Preferred stock dividends - undeclared (1)	(1,912)	—
Basic and diluted loss from continuing operations	(4,385)	(2,417)
Loss from discontinued operations, net of tax	(55)	(413)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(4,440)	$(2,830)
Denominator:
Basic - weighted average shares	19,697	19,825
Diluted - adjusted weighted average shares (2)	19,697	19,825
Basic and diluted loss per share:
Loss from continuing operations attributable to Regional Health	$(0.23)	$(0.12)
Loss from discontinued operations	0.00	(0.02)
Loss attributable to Regional Health Properties, Inc. common stockholders	$(0.23)	$(0.14)

(1)	The Board suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017 and first quarter 2018.
(2)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	March 31,
(Share amounts in 000’s)	2018	2017
Stock options	181	333
Warrants - employee	582	1,450
Warrants - non employee	437	437
Shares issuable upon conversion of convertible debt	—	588
Total anti-dilutive securities	1,200	2,808

NOTE 3.	LIQUIDITY

The Company plans to undertake measures to grow its operations and to streamline its cost infrastructure by: (i) increasing future lease revenue through acquisitions and investments in existing properties; (ii) modifying the terms of existing leases; (iii) refinancing or repaying debt to reduce interest costs and mandatory principal repayments; and (iv) reducing general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing. At March 31, 2018, the Company had $3.5 million in unrestricted cash. During the three months ended March 31, 2018, the Company generated positive cash flow from continuing operations of $0.7 million and anticipates continued positive cash flow from operations in the future. The Board suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017 and the first quarter 2018 dividend periods. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock in the second quarter of 2018.  The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs.

As of March 31, 2018, the Company had total current liabilities of $26.2 million and total current assets of $6.2 million, resulting in a working capital deficit of approximately $20.0 million. Included in current liabilities at March 31, 2018 is the $17.7 million current portion of its $78.2 million in indebtedness. The current portion of such indebtedness is comprised of: (i) $15.4 million of long term debt classified as current due to concerns regarding the Company’s ability to comply with the terms of a forbearance agreement detailed below in this note, which may cause acceleration of the maturity of such debt, (ii) $1.3 million mortgage indebtedness under the Company’s senior guaranteed debt; and (iii) other debt of approximately $1.0 million, which includes bond and other mortgage indebtedness. The Company anticipates net principal repayments of approximately $2.3 million (excluding the acceleration of the $15.4 million debt described above), during the next twelve-month period, which includes approximately $0.6 million of payments on other non-routine debt, $1.6 million of routine debt service amortization, and a $0.1 million payment of other debt. Management has obtained an additional extension of the maturity date of the Company’s credit facility with Housing & Healthcare Funding, LLC (the “Quail Creek Credit Facility”), that is secured by a first mortgage on the real property and improvements constituting the Nursing & Rehabilitation Center located in Oklahoma City, Oklahoma, to April 30, 2019. Management plans to refinance the Quail Creek Credit Facility within the next twelve months, although there is no assurance that the Company will be able to do so on terms that are favorable to the Company or at all.

On February 15, 2018, the Company entered into a debt refinancing (“Pinecone Credit Facility”) with Pinecone Realty Partners II, LLC (“Pinecone”), with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties, and provided additional surplus cash flow of $6.3 million which is available to fund general corporate needs (see Note 9 – Notes Payable and Other Debt). The surplus cash flow from the Pinecone Credit Facility was used to fund $2.4 million of self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions, and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility refinancing will be used for general corporate purposes.

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On May 10, 2018, management was notified by Pinecone that the Company was in default on a number of administrative items as outlined in the Pinecone Credit Facility. Management also informed Pinecone that the Company had failed to meet one of its financial covenant obligations, the minimum fixed charge coverage ratio, as outlined in the loan agreement to the Pinecone Credit Facility for the period ended March 31, 2018.

In order to alleviate such defaults, on May 18, 2018, the Company entered into a forbearance agreement with Pinecone (the “Forbearance Agreement”), in which, Pinecone provides a timeline and a number of remedies available to cure all default items and to regain compliance under the Pinecone Credit Facility. The forbearance period is from May 18, 2018, the date of the execution of the Forbearance Agreement, to July 20, 2018, during which time, the Company must comply with all benchmarks as outlined in the Forbearance Agreement.

Management believes that the overall plan of correction as outlined in the Forbearance Agreement is achievable, however many of the benchmarks, as articulated in the Forbearance Agreement, fall outside of the control of management, and if the Company is unable to satisfy the requirements as outlined, then one of the remedies available to Pinecone is that the entire principal balance of the Pinecone Credit Facility, plus interest and fees, will become immediately due and payable, indicating that substantial doubt exists about whether or not the Company will be able to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In applying the accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s obligations due over the next twelve months in addition to also considering the likelihood that the Company will comply with the requisites as outlined in the Forbearance Agreement and the implications thereof, as well as the Company’s recurring costs of operating its business.

There can be no assurance that the Company will be able to cure all of the deficiencies as listed in the Forbearance Agreement or that the Company will be able to continue to comply with all of the various covenants as required by the loan agreement of the Pinecone Credit Facility. The Company’s ability to cure its non-compliance with the Pinecone Credit Facility depends, in part, on its ability to work with outside parties, which is not within the Company’s exclusive control. If Pinecone were to call the balance of the Pinecone Credit Facility for any reason, and the Company were unable to cure such deficiency, it could have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these financial statements.

The Company plans to continue to undertake measures to refinance certain loans and to streamline its cost infrastructure. But due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and the Company’s ability to satisfy its financial obligations that may arise over the applicable one-year period, the Company is unable to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

NOTE 4.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	March 31, 2018	December 31, 2017
Cash	$3,524	$1,818

Restricted cash:
Cash collateral	87	63
Replacement reserves	242	260
Escrow deposits	504	637
Total current portion	833	960
Restricted cash for debt obligations	405	405
HUD and other replacement reserves	2,235	2,176
Total noncurrent portion	2,640	2,581
Total restricted cash	3,473	3,541

Total cash and restricted cash	$6,997	$5,359

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

Escrow deposits—In connection with financing secured through the Company’s lenders, several wholly-owned subsidiaries of the Company are required to make monthly escrow deposits for taxes and insurance.

Restricted cash for other debt obligations—In compliance with certain financing and insurance agreements, the Company and certain wholly-owned subsidiaries of the Company are required to deposit cash held as collateral by the lender or in escrow with certain designated financial institutions.

HUD and other replacement reserves—The regulatory agreements entered into in connection with the financing secured through the U.S. Department of Housing and Urban Development (“HUD”) require monthly escrow deposits for replacement and improvement of the HUD project assets.

NOTE 5.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2018	December 31, 2017
Buildings and improvements	5-40	$89,684	$89,665
Equipment and computer related	2-10	10,893	10,893
Land	—	4,268	4,248
Construction in process	—	173	49
		105,018	104,855
Less: accumulated depreciation and amortization		(24,621)	(23,642)
Property and equipment, net		$80,397	$81,213

The following table summarizes total depreciation and amortization expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Amounts in 000’s)	2018	2017
Depreciation	$808	$797
Amortization	413	338
Total depreciation and amortization expense	$1,221	$1,135

NOTE 6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2017
Gross	$22,811	$2,471	$7,181	$32,463
Accumulated amortization	(4,166)	—	(4,994)	(9,160)
Net carrying amount	$18,645	$2,471	$2,187	$23,303
Amortization expense	(171)	—	(242)	(413)
Balances, March 31, 2018
Gross	22,811	2,471	7,181	32,463
Accumulated amortization	(4,337)	—	(5,236)	(9,573)
Net carrying amount	$18,474	$2,471	$1,945	$22,890

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).

The following table summarizes amortization expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Amounts in 000’s)	2018	2017
Bed licenses	$171	$171
Lease rights	242	167
Total amortization expense	$413	$338

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2018(a)	$512	$525
2019	683	667
2020	683	482
2021	683	203
2022	683	68
Thereafter	15,230	-
Total expected amortization expense	$18,474	$1,945

(a)	Estimated amortization expense for the year ending December 31, 2018, includes only amortization to be recorded after March 31, 2018.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	March 31, 2018	December 31, 2017
Goodwill	$2,945	$2,945
Accumulated impairment losses	(840)	(840)
Net carrying amount	$2,105	$2,105

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7.	LEASES

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

As of March 31, 2018, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)
2018 (a)	$6,262
2019	8,492
2020	8,671
2021	8,830
2022	9,026
Thereafter	37,430
Total	$78,711

(a)	Estimated minimum lease payments for the year ending December 31, 2018 include only payments to be paid after March 31, 2018.

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

Arkansas Leases and Facilities.  Until February 3, 2016, the Company subleased nine facilities located in Arkansas (the “Arkansas Facilities”) to affiliates of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Effective February 3, 2016, the Company terminated each Aria Sublease due to the applicable Aria affiliate’s failure to pay rent pursuant to the terms of such sublease. From April 1, 2016 to October 6, 2016, the Company leased the Arkansas Facilities to Skyline Healthcare LLC (“Skyline”), pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”). The term of the Skyline Lease commenced on April 1, 2016. In connection with the Skyline Lease, the Company entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which Mr. Schwartz, or an entity designated by Mr. Schwartz (the “Purchaser”), had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, consisting of cash consideration in the amount of $52.0 million and a promissory note with a principal amount of $3.0 million and a maturity date of March 31, 2022 (the “Skyline Note”). The Company completed the sale of the Arkansas Facilities to the Purchaser on October 6, 2016 in accordance with the terms of the Option Agreement. The Skyline Note is guaranteed by Joseph Schwartz and Roselyn Schwartz (collectively, the “Guarantors”), pursuant to a Guaranty Agreement, dated September 30, 2016 (the “Guaranty”), executed by the Guarantors in favor of the Company (see Part II, Item 8, Notes to Consolidated Financial Statements Note 10 – Acquisitions and Dispositions included in the Annual Report).

In connection with the closing of the sale of the Arkansas Facilities, the Company entered into a Subordination and Standstill Agreement, dated September 26, 2016 (the “Subordination Agreement”), with CIBC (formerly the PrivateBank and Trust Company), as agent for the lenders specified therein (collectively, the “Lenders”). Pursuant to the Subordination Agreement, the Company agreed to subordinate its claims and rights to receive payment under the Skyline Note or any document which may evidence or secure the indebtedness evidenced by such note, other than the Guaranty (collectively, the “Subordinated Debt”), to the claims and rights of the Lenders to receive payment under certain revolving loans, with an initial aggregate principal amount of $6.0 million, and certain term loans, with an aggregate principal amount of $45.6 million (collectively, the “Loans”), each extended by certain of the Lenders to affiliates of Skyline (collectively, the “Skyline Borrowers”). Pursuant to the Subordination Agreement, the Company may not accept payment of the Subordinated Debt, or take any action to collect such payment, if: (i) the Company has received notice from the Lenders that the Skyline Borrowers have failed to meet a specified financial covenant with respect to the Loans; or (ii) a default has occurred or is continuing with respect to the Loans. Pursuant to the Guaranty, the Guarantors have agreed to pay the outstanding principal amount of the Skyline Note, together with all accrued and unpaid interest: (x) on the date on which the Skyline Borrowers or an affiliate thereof repays or refinances any of the Loans; (y) on the date on which the Skyline Borrowers or its affiliates sells any of the Arkansas Facilities which the Skyline Borrowers or its affiliates purchased with proceeds from the Loans; or (z) upon written notice from the Company to the Guarantors any time on or after the two year anniversary of the Skyline Note. As of the date of filing, the Company has not received written notice from the Lenders regarding conditions prohibiting repayment of the Skyline Note.

On April 24, 2018, Skyline entered into a management contract with a third-party to manage the Arkansas Facilities. The Company is negotiating an arrangement with such third-party, pursuant to which the Company would: (i) accept a cash payment from such third-party, within the next few months, in full satisfaction of the Skyline Note at a discount from the full amount outstanding thereunder, and (ii) agree to release the Guarantors from their obligations under the Guaranty. The Company estimates the recoverable amount of the Skyline Note to be in the range of $0.5 million to $2.5 million. Consequently, during the three months ended March 31, 2018, the Company recorded an allowance of $0.5 million on the Skyline Note. On March 31, 2018, the net balance of the Skyline Note was $2.5 million. In the course of on-going negotiations, as additional facts are known, additional losses on the Skyline Note may be incurred.

Beacon. On August 1, 2015, the Company entered into a lease inducement fee agreement with certain affiliates (collectively, the "Beacon Affiliates") of Beacon Health Management, LLC (“Beacon”), pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain Beacon Affiliates (collectively “Beacon Sublessee”) to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). As of March 31, 2018 the balance of the Beacon Lease Inducement was approximately $0.5 million. On April 24, 2018, five Beacon affiliates (the “Ohio Beacon Affiliates”) informed the Company in writing that they would no longer be operating five (four owned and one leased by the Company) of the Company’s facilities located in Ohio (the “Ohio Beacon Facilities”) and that they would surrender operation of such facilities to the Company on June 30, 2018. Consequently, the Company is recognizing revenue on a cash basis with respect to the Ohio Beacon Facilities and has expensed approximately $0.7 million straight-line rent asset and recorded an allowance of $0.5 million against the Beacon Lease Inducement and $0.3 million allowance for other receivables (see Note 15- Subsequent Events).

Peach Health. On June 18, 2016, the Company entered into a master sublease agreement (the “Peach Health Sublease”) with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”), providing that Peach Health Sublessee would take possession of and operate the three facilities located in Georgia (the “Peach Facilities”) as subtenant. The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”). The Jeffersonville Facility and the Oceanside Facility were previously decertified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) in February and May 2016, respectively, for deficiencies related to the operations and maintenance of the facility while operated by the previous sublessee. The Jeffersonville Facility and the Oceanside Facility (the “Peach Recertified Facilities”) were recertified by CMS as of December 20, 2016 and February 7, 2017, respectively, which are the rent commencement dates for such facilities. The lease provided for a period of de minimis rent and base rent discounted by 50%.

On March 30, 2018 the Company and Peach Health Sublessee entered into an amendment to the Peach Health Sublease.  The amendment provides for: (i) additional four and six month periods of base rent of $37,080 and $54,590, discounted by 50%, which rate continued through March 1, 2018, for the Oceanside Facility and the Jeffersonville Facility, respectively and (ii) beginning April 1, 2018 provides for additional rent payment amounts of $2,500 and $3,400 per month for the Oceanside Facility and the Jeffersonville Facility, respectively. The additional rent for each of the Peach Facilities will escalate at a rate of 3% each year on April 1st of each remaining year of the term, and any extension thereof.

In connection with the Peach Health Sublease, the Company extended a line of credit to Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with interest accruing on the unpaid balance under the Peach Line at a starting interest rate of 13.5%, which increases by 1% per annum. The entire principal amount due under the Peach Line, together with all accrued and unpaid interest thereunder, was due one year from the date of the first disbursement. The Peach Line was secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable. On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee securing a $2.5 million revolving working capital loan from a third party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million, which matures April 5, 2020. The Peach Working Capital Facility is secured by the eligible accounts receivable, and all the collections on the eligible accounts receivable are remitted to a lockbox controlled by the lender. The modifications of the Peach Line include (as so amended, the “Peach Note”): (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity of the loan to October 1, 2020 and adding a six month extension option by Peach Health Sublessee, assuming certain conditions precedent are met at the time of the exercise of the option; (iii) increasing the interest rate from 13.5% per annum by 1% per annum; and (iv) establishing a four year amortization schedule. Payment of principal and interest under the Peach Note is governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed Peach Health Sublessee’s borrowings under the Peach Working Capital Facility subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio by Peach Health Sublessee). The Company is obligated to pay the outstanding balance on the Peach Working Capital Facility (after application of all eligible accounts receivable collections by the lender) if Peach Health Sublessee fails to comply with the Peach Working Capital Facility obligations and covenants. Fair value of the liability using the expected present value approach is immaterial.

At March 31, 2018, there was approximately $1.0 million outstanding on the Peach Note.

Future minimum lease receivables from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31 are as follows:

(Amounts in 000's) (a)
2018 (a)	$15,248
2019	19,651
2020	20,112
2021	20,619
2022	21,140
Thereafter	103,721
Total	$200,491

(a)	Estimated minimum lease receivables for the year ending December 31, 2018, include only payments to be received after March 31, 2018.

For further details regarding the Company’s leased and subleased facilities to third-party operators, see Note 15 – Subsequent Events and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 - Leases and Note 10 – Acquisitions and Dispositions included in the Annual Report.

NOTE 8.	ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	March 31, 2018	December 31, 2017
Accrued employee benefits and payroll-related	$281	$290
Real estate and other taxes	676	423
Self-insured reserve (1)	2,436	5,077
Accrued interest	333	260
Other accrued expenses	797	972
Total accrued expenses and other	$4,523	$7,022

(1)

The Company self-insures against professional and general liability claims and uses a third party administrator and outside counsel to manage and defend the claims. Additionally, for the period ended March 31, 2018 and the year ended December 31, 2017, $0.1 million and $0.2 million is accrued in “Other liabilities” in the Company’s consolidated balance sheets for amounts due in excess of twelve months, respectively (see Note 13 - Commitments and Contingencies).

NOTE 9.	NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 – Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2018	December 31, 2017
Senior debt—guaranteed by HUD	$33,479	$33,685
Senior debt—guaranteed by USDA (a)	14,040	20,320
Senior debt—guaranteed by SBA (b)	683	2,210
Senior debt—bonds	7,055	7,055
Senior debt—other mortgage indebtedness	25,044	9,486
Other debt	1,098	1,050
Convertible debt	—	1,500
Subtotal	81,399	75,306
Deferred financing costs	(3,056)	(2,027)
Unamortized discount on bonds	(174)	(177)
Total debt	78,169	73,102
Less: current portion of debt	17,714	8,090
Notes payable and other debt, net of current portion	$60,455	$65,012

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2018	December 31, 2017
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,302	$1,329
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,111	2,127
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,305	5,334
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,235	8,283
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,160	7,199
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,624	3,644
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,742	5,769
Total					$33,479	$33,685
Senior debt - guaranteed by USDA (c)
Attalla (e)	Metro City	09/30/2035	Prime + 1.50%	5.50%	$—	$6,169
Coosa	Metro City	09/30/2035	Prime + 1.50%	5.50%	5,517	5,562
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,227	4,260
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,296	4,329
Total					$14,040	$20,320
Senior debt - guaranteed by SBA (d)
College Park (e)	CDC	10/01/2031	Fixed	2.81%	$—	$1,523
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	683	687
Total					$683	$2,210

(a)

Represents cash interest rates as of March 31, 2018 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 0.53% per annum.

(b)

For the seven skilled nursing facilities, the Company has term loans insured 100% by HUD with financial institutions. The loans are secured by, among other things, an assignment of all rents paid under any existing or future leases and rental agreements with respect to the underlying facility. The loans contain customary events of default, including fraud or material misrepresentations or material omission, the commencement of a forfeiture action or proceeding, failure to make required payments, and failure to perform or comply with certain agreements. Upon the occurrence of certain events of default, the lenders may, after receiving the prior written approval of HUD, terminate the loans and all amounts under the loans will become immediately due and payable. In connection with entering into each loan, the Company entered into a healthcare regulatory agreement and a promissory note, each containing customary terms and conditions.

(c)

For the four skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 3% to 4% through 2018, which declines 1% each year, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(d)	For each of the two facilities, the Company has a term loan with a financial institution, which is insured 75% by the SBA.
(e)	On February 15, 2018, the Company repaid these loans with proceeds from the Pinecone Credit Facility (described below, see “Senior debt - other mortgage indebtedness” in this Note below).

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2018	December 31, 2017
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,610	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	445	445
Total					$7,055	$7,055

(a)	Represents cash interest rates as of March 31, 2018. The rates exclude amortization of deferred financing of approximately 0.26% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2018	December 31, 2017
Senior debt - other mortgage indebtedness
Quail Creek (c)	Congressional Bank	04/30/2019	LIBOR + 4.75%	5.75%	$4,290	$4,314
Northwest (d)	First Commercial	07/31/2020	Prime	5.00%	—	1,122
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	4,016	4,050
College Park	Pinecone (b)	08/15/2020	Fixed	12.50%	2,573	—
Northwest	Pinecone (b)	08/15/2020	Fixed	12.50%	2,059	—
Attalla	Pinecone (b)	08/15/2020	Fixed	12.50%	8,499	—
Adcare Property Holdings	Pinecone (b)	08/15/2020	Fixed	12.50%	3,607	—
Total					$25,044	$9,486

(a)

Represents cash interest rates as of March 31, 2018 as adjusted for applicable interest rate floor limitations, if applicable.     The rates exclude amortization of deferred financing costs which range from approximately 0.3% to 2.56% per annum and excludes the 3% finance fee described below.

(b)

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. The amounts above include a combined 3% finance fee of approximately $0.5 million due upon maturity (for further information (see “New Financing” below in this Note).

(c)	On April 30, 2018, the Company extended the maturity date of the Quail Creek Credit Facility to April 30, 2019.
(d)	On February 15, 2018, the Company repaid this loan with proceeds from the Pinecone Credit Facility described below, see New Financing below.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2018	December 31, 2017
Other debt
First Insurance Funding	03/01/2019	Fixed	4.24%	$194	$20
Key Bank	08/02/2019	Fixed	0.00%	495	495
McBride Note (a)	09/30/2019	Fixed	4.00%	227	264
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	—	42
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	182	229
Total				$1,098	$1,050

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

(Amounts in 000’s)
Facility	Maturity	Interest Rate		March 31, 2018	December 31, 2017
Convertible debt
Issued July 2012 (a)	04/30/2018	Fixed	14.00%	$—	$1,500
Total				$—	$1,500

(a)

On February 15, 2018, the Company repaid the outstanding principal balance to Cantone Asset Management, LLC, together with accrued interest thereon with proceeds from the Pinecone Credit Facility (described above).

New Financing

On February 15, 2018 (the “Closing Date”), the Company entered into the Pinecone Credit Facility with Pinecone. The Company borrowed an aggregate principal amount of $16.25 million. The Pinecone Credit Facility refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties, as shown in the table below (the “Facilities”).

Facility	Prior Lender	Prior Balance	Refinanced Balance*
Attalla	Metro City	$6,137	$8,250
College Park	CDC	1,492	2,500
Northwest	First Commercial	1,115	2,000
	Sub Total	$8,744	$12,750
AdCare Property Holdings		—	3,500
	Total	$8,744	$16,250

*Excludes 3% finance fee due upon maturity

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

On May 10, 2018, management was notified by Pinecone that the Company was in default on a number of administrative items as outlined in the Pinecone Credit Facility, consequently the fixed interest rate will be equal to 13.5% commencing May 18, 2018. For further information, see Note – 3 Liquidity and Note 15 – Subsequent Events.

Debt Covenant Compliance

As of March 31, 2018, the Company had approximately 23 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

The Company was not in compliance with various non-financial covenants and the combined fixed charge coverage ratio required under the Pinecone Credit Facility as of March 31, 2018. The Pinecone Credit Facility requires the Company maintain a combined fixed charge coverage ratio of 1.2, and the Company’s combined fixed charge coverage ratio was equal to 1.1 as of March 31, 2018. On May 18, 2018 the Company entered into the Forbearance Agreement, pursuant to which Pinecone granted a waiver with respect to such covenant violations. For further information see Note 3 – Liquidity and Note 15 – Subsequent Events.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities for the twelve months ended March 31 of the respective year:

For the twelve months ended March 31,	(Amounts in 000’s)
2019	$2,330
2020	6,178
2021 (1)	18,425
2022	1,768
2023	5,135
Thereafter	47,563
Subtotal	$81,399
Less: unamortized discounts	(174)
Less: deferred financing costs, net	(3,056)
Total notes and other debt	$78,169

(1)	The Pinecone Credit Facility matures on August 15, 2020.

NOTE 10.	DISCONTINUED OPERATIONS

For discontinued operations, cost of services, primarily accruals for professional and general liability claims and bad debt expense are classified in the activities below. For a historical listing and description of the Company’s discontinued entities, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 – Discontinued Operations included in the Annual Report.

The following table summarizes the activity of discontinued operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Amounts in 000’s)	2018	2017
Cost of services	$52	$409
Interest expense, net	3	4
Net loss	$(55)	$(413)

NOTE 11.	COMMON AND PREFERRED STOCK

Common and Preferred Stock Repurchase Activity

In November 2016, the Board approved two share repurchase programs (collectively, the "November 2016 Repurchase Program"), pursuant to which management was authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. Share repurchases under the November 2016 Repurchase Program could be made from time to time through open market transactions, block trades or privately negotiated transactions and were subject to market conditions, as well as corporate, regulatory and other considerations. The Company could suspend or continue the November 2016 Repurchase Program at any time and had no obligation to repurchase any amount of the common stock or the Series A Preferred Stock under such program. The November 2016 Repurchase Program was suspended in February 2017.

During the three months ended March 31, 2017, the Company repurchased 118,199 shares of the common stock pursuant to the November 2016 Repurchase Program for $0.2 million at an average price of $1.54 per share, exclusive of commissions and related fees, and made no repurchases during the three months ended March 31, 2018. During the three months ended March 31, 2018 and 2017, respectively, the Company made no repurchases of the Series A Preferred Stock.

Preferred Stock Offerings and Dividends

No dividends were declared or paid on the Series A Preferred Stock for the three months ended March 31, 2018. Dividends declared and paid on shares of the Series A Preferred Stock were $0.68 per share per quarter, or $1.9 million, for the three months ended March 31, 2017.

As of March 31, 2018, as a result of the suspension of the dividend payment on the Series A Preferred Stock for the fourth quarter 2017 and first quarter 2018, the Company has $3.8 million of undeclared preferred stock dividends in arrears, $1.9 million per quarter.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on March 31, June 30, September 30, and December 31, of each year, although the Board has suspended dividend payments for the fourth quarter 2017 and first quarter 2018 dividend periods. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board.  If the Company fails to pay cash dividends on the outstanding Series A Preferred Stock in full for any four consecutive or non-consecutive dividends periods, then (i) the annual dividend rate on the Series A Preferred Stock will be increased to 12.875%, commencing on the first day after the missed fourth quarterly payment and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board.

As of March 31, 2018, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

For historical information regarding the Series A Preferred Stock, the Company’s former “at-the-market” offering program and prior share repurchase programs, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 – Common and Preferred Stock included in the Annual Report.

NOTE 12.	STOCK BASED COMPENSATION

For the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2018	2017
Employee compensation:
Restricted stock	$3	$118
Warrants	—	60
Total employee stock-based compensation expense	$3	$178
Non-employee compensation:
Board restricted stock	$28	$44
Board stock options	—	12
Total non-employee stock-based compensation expense	$28	$56
Total stock-based compensation expense	$31	$234

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 2,027,393 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of March 31, 2018, the number of securities remaining available for future issuance is 723,530.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

For the three months ended March 31, 2018 and 2017, there were no issuances of common stock options or warrants.

Common Stock Options

The following table summarizes the Company’s common stock option activity for the three months ended March 31, 2018:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2017	181	$3.98	6.4	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, March 31, 2018	181	$3.98	6.1	$—
Vested, March 31, 2018	181	$3.98	6.1	$—

The following table summarizes the common stock options outstanding and exercisable as of March 31, 2018:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, March 31, 2018	Weighted Average Exercise Price
$1.31 - $3.99	115	6.5	$3.90	115	$3.90
$4.00 - $4.30	66	5.5	$4.12	66	$4.12
Total	181	6.1	$3.98	181	$3.98

Common Stock Warrants

The following table summarizes the Company’s common stock warrant activity for the three months ended March 31, 2018:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2017	1,019	$3.79	4.7	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, March 31, 2018	1,019	$3.79	4.4	$—
Vested, March 31, 2018	1,019	$3.79	4.4	$—

The following table summarizes the common stock warrants outstanding and exercisable as of March 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested at March 31, 2018	Weighted Average Exercise Price
$0 - $1.99	110	1.6	$1.93	110	$1.93
$2.00 - $2.99	110	1.6	$2.57	110	$2.57
$3.00 - $3.99	274	3.2	$3.71	274	$3.71
$4.00 - $4.99	502	6.3	$4.42	502	$4.42
$5.00 - $5.90	23	5.1	$5.90	23	$5.90
Total	1,019	4.4	$3.79	1,019	$3.79

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2018:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2017	152	$1.83
Granted	—	$—
Vested	(61)	$1.85
Forfeited	—	$—
Unvested, March 31, 2018	91	$1.81

For restricted stock unvested at March 31, 2018, $0.1 million in compensation expense will be recognized over the next 1.3 years.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of March 31, 2018, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by CMS and operational (see Note 7 - Leases).

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

Professional and General Liability Claims. As of March 31, 2018, the Company is a defendant in 34 professional and general liability actions commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. As of March 31, 2018, 22 of such actions were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in a purported class action lawsuit against the Company previously disclosed as the Amy Cleveland Class Action (which settled in December 2015), and such 22 actions were subject to a settlement in principle as discussed below, subject to approval of the probate court. Of the original 25 actions subject to the settlement in principle, the probate court approved settlements with respect to three of such actions during the quarter ended March 31, 2018 and approved settlements with respect to 15 of such actions subsequent to March 31, 2018. Of the 12 actions not subject to settlement in principle, two of such pending actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to each of the original 25 actions (22 such actions remaining subject to settlement in principle, at March 31, 2018), filed in the State of Arkansas relating to the settlement in principle of such actions, subject to the satisfaction of certain specified conditions. Each mediation settlement agreement provides for payment by the Company of a specified settlement amount, which settlement amount with respect to each action was deposited into the mediator’s trust account. The aggregate settlement amount, for all such 25 actions before related insurance proceeds is $5.2 million. The settlement of each such action must be individually approved by the probate court, and the settlement of one action is not conditioned upon receipt of the probate court’s approval with respect the settlement of any other action. Upon the probate court approving, with respect to a particular action, the settlement and an executed settlement and release agreement, the settlement amount with respect to such action will be disbursed to the plaintiff’s counsel. Under the settlement and release agreement with respect to a particular action, the Company will be released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities.

In connection with a dispute between the Company and the Company’s former commercial liability insurance provider regarding, among other things, the Company’s insurance coverage with respect to the 25 actions filed in the State of Arkansas, the former insurer filed a complaint in May 2016 against the Company seeking, among other things, a determination that the former insurer had properly exhausted the limits of liability of certain of the Company’s insurance policies issued by the former insurer, and the Company subsequently filed a counterclaim against the former insurer regarding such matters (collectively, the “Coverage Litigation”).  On March 12, 2018, the former insurer and the Company entered into a settlement agreement (the

“Coverage Settlement Agreement”), providing for, among other things, a settlement payment by the former insurer in the amount of approximately $2.8 million, (the “Insurance Settlement Amount”), the dismissal with prejudice of the Coverage Litigation, a customary release of claims by the former insurer and the Company, and agreement that that the former insurer has exhausted the policies’ respective limits of liability and has no further obligations under the policies. Pursuant to the Coverage Settlement Agreement: (i) on March 16, 2018, the former insurer deposited the Insurance Settlement Amount into the trust account of the mediator with respect to the 25 actions; and (ii) on March 20, 2018, the former insurer and the Company caused the Coverage Litigation, including the counterclaim, to be dismissed with prejudice.

Assuming, and subject to, the approval by the probate court of the settlement of each of the original 25 actions filed in the State of Arkansas and related matters, and the satisfaction of the other conditions with respect thereto, the Company will pay, net of the Insurance Settlement Amount, an aggregate of approximately $2.4 million in settlement of such actions. The probate court approved settlements with respect to three of the 25 Arkansas actions during the quarter ended March 31, 2018 and approved settlements with respect to 15 of the 25 actions subsequent to March 31, 2018, and approximately $0.5 million and $3.3 million, respectively, was paid from the mediator’s trust account in such settlements. The Company gives no assurance that the probate court will approve the settlement of the remaining 7 Arkansas actions pending approval or that the other conditions to such settlements will be satisfied, or that such actions will be settled on the terms described herein or at all.

In the first quarter of 2018, the Company settled four professional and general liability actions (other than those subject to mediation settlement agreements as discussed above) for the total of $670,000. A majority of the settlements include payment terms greater than one year.

The Company established a self-insurance reserve for these professional and general liability claims, included  within “Accrued expenses and other” in the Company’s consolidated balance sheets of $2.4 million and $5.1 million at March 31, 2018, and December 31, 2017, respectively. Additionally as of March 31, 2018, and December 31, 2017, $0.1 and $0.2 million respectively, was reserved for settlement amounts in “Other liabilities”, and $0.6 million and $0.5 million in “Accounts payable” in the Company’s consolidated balance sheets, respectively. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 – Commitments and Contingencies included in the Annual Report.

Aria Bankruptcy Proceeding. On May 31, 2016, Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”) and nine affiliates of HAH (collectively with HAH, the “Debtors”), filed petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 7 of the United States Bankruptcy Code. Following venue transfer from the Delaware court, these cases are pending in the United States Bankruptcy Court for the Eastern District of Arkansas.

On July 17, 2015, the Company made a short-term loan to HAH, for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and currently has an outstanding principal balance of $1.0 million that matured on December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of HAH and the Aria Sublessees, and all rights to payment from patients, residents, private insurers and others arising from the business of HAH and the Aria Sublessees (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Aria Sublessees under Aria Subleases.

On April 21, 2017, the Company moved for relief from the automatic stay seeking release of its collateral, the Debtors’ accounts and their proceeds, the value of which the trustee has represented as a total of approximately $0.8 million. The Company’s motion was opposed by the Chapter 7 trustee and another creditor in May 2017.  In its objection, the Chapter 7 trustee asserts that the Company is not entitled to any of the $0.8 million with respect to the HAH Note. Discovery with respect to the motion is ongoing and the matter is currently not on the calendar. In addition to opposing the Company’s claim to the $0.8 million, the Chapter 7 trustee has also indicated he was investigating avoidance claims against the Company with respect to funds the Company received from the Debtors prior to the bankruptcy filings. On March 28, 2018, such avoidance case was filed, requesting relief in an amount of $4.7 million, which the Company believes to be without merit and intends to vigorously defend against. For the year ended December 31, 2017 the Company has charged approximately $0.6 million to bad debt expense on the HAH Note. The Company believes it acted in good faith and as it is the only secured creditor believes that the remaining balance on the HAH Note is collectible. There is no guarantee that the bankruptcy court will approve repayment of the HAH Note to the Company or that the Company will prevail in the avoidance action that has been filed against it.

NOTE 14.	RELATED PARTY TRANSACTIONS

McBride Matters

During the three months ended March 31, 2018 the Company paid $36,600 to Mr. McBride, the Company’s former Chief Executive Officer and a former director, pursuant a Settlement Agreement and Mutual Release the Company entered into with Mr. McBride on September 26, 2017.

For additional information regarding the Company’s related party transactions, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 18 – Related Party Transactions included in the Annual Report.

NOTE 15.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Forbearance Agreement

On May 18, 2018, (“the Forbearance Date”), the Company entered into a Forbearance Agreement in association with the Pinecone Credit Facility, whereby the Company was notified of certain events of default under the loan agreements of the Pinecone Credit Facility. Such Forbearance Agreement outlines a plan of correction whereby the Company may regain compliance under its obligations pertaining to the loan documents of the Pinecone Credit Facility, through a forbearance period ending July 20, 2018. Some requirements outlined in the Forbearance Agreement include, among other items, the hiring of a special consultant to advise Management on operational improvements and to assist in coordinating overall company strategy. Pursuant to the Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Credit Facility.  Such amendments, among other things: (i) eliminate the Company’s obligation to complete the Lease Assignments; (ii) require the payment of a specified “break-up fee” upon certain events, including prepayment of the Pinecone Credit Facility or a change of control; (iii) increase the ongoing interest rate from 12.5% per annum to 13.5% effective May 18, 2018, and (iii) increase the outstanding principal balance of the Pinecone Credit Facility by 2.5%, as of the Forbearance Date.

Notification of Potential Employer Shared Responsibility Payment

On April 2, 2018, the Company received notification from the Internal Revenue Service (“IRS”), on Letter 226-J, that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $2.9 million for the year ended December 31, 2015. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees (and their dependents) or did offer MEC to at least 70% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. The letter indicated that none of the Company’s employees claimed the PTC. The Company engaged third party providers to assist the Company with complying with the provisions of the ACA for the year ended December 31, 2015 to ensure the Company offered plans that would not require ESRP. On April 10, 2018 the Company responded to the IRS with appropriate documentation to prove the Company has no ESRP liability, and on May 8, 2018 the Company received written confirmation from the IRS that is in agreement with the Company’s findings.

Extension of Quail Creek Credit Facility

On April 30, 2018, the Company extended the maturity date of the Quail Creek Credit Facility to April 30, 2019. There is no assurance that the Company will be able to refinance or further extend the maturity date of the Quail Creek Credit Facility on terms that are favorable to the Company or at all.

Notice of Facility Surrender by Tenants

On April 24, 2018, the Company received notice from five of its Ohio facility tenants, affiliated with Beacon, that they will be vacating the Company’s properties on June 30, 2018. The Company intends to enforce its rights under the applicable sublease agreements for such five facilities and pursue all remedies available to it under such sublease agreements and applicable law. Consequently the Company is recognizing revenue on a cash basis and has expensed approximately $0.7 million of straight-line rent asset and recorded an allowance of $0.5 million against the Beacon Lease Inducement and $0.3 million for other receivables. The Company is in negotiations with new tenant operators for such facilities.

The annualized cash rent for 2018 per the lease agreements for the Ohio Beacon Affiliates is shown below:

			Initial Lease Term
	Operating		Commencement	Expiration	2018 Cash
Facility Name	Beds/Units	Structure	Date	Date	Annual Rent
Ohio
Covington Care	94	Leased	8/1/2015	4/30/2025	$818
Eaglewood ALF	80	Owned	8/1/2015	7/31/2025	764
Eaglewood Care Center	99	Owned	8/1/2015	7/31/2025	764
H&C of Greenfield	50	Owned	8/1/2015	7/31/2025	382
The Pavilion Care Center	50	Owned	8/1/2015	7/31/2025	382
Total	373				$3,110

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management’s plans and objectives. In addition, certain statements included in this Quarterly Report, in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “plan,” “project,” “continue,” “predict,” “will,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on the Company’s current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. The Company’s actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including the Company’s critical accounting policies and risks and uncertainties related to, but not limited to, the operating results of the Company’s tenants, the overall industry environment and the Company’s financial condition. These and other risks and uncertainties are described in more detail in the Company’s most recent Annual Report, as well as other reports that the Company files with the SEC.

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

Overview

Regional Health, through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of March 31, 2018, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

The following table provides summary information regarding the number of facilities and related operational beds/units as of March 31, 2018:

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

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of March 31, 2018:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	8	936
Beacon Health Management (2)	7	585
Wellington Health Services	4	641
Peach Health Group	3	252
Symmetry Healthcare	3	286
Southwest LTC	2	197
Subtotal	27	2,897
Regional Health Managed	3	332
Total	30	3,229

(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 7 – Leases and Note 15 – Subsequent Events located in Part I, Item 1, of this Quarterly Report; Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 – Leases included in the Annual Report; and “Portfolio of Healthcare Investments” included in Part I, Item 1, Business included in the Annual Report.

(2)

On April 24, 2018, the Company received notice from the Ohio Beacon Affiliates, that they would no longer be operating five (four owned and one leased by the Company) of the Company’s facilities located in Ohio commencing July 1, 2018. Regional is currently in negotiations with suitably qualified replacement operators to take possession of the Ohio Beacon Facilities on July 1, 2018. There is no assurance that Regional will be able to execute new leases with respect to the Ohio Beacon Facilities on substantially equivalent terms to the Sublease Agreements or at all or that, if new leases are executed, the new tenants will be able to take possession of the Ohio Beacon Facilities on July 1, 2018.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Occupancy (%) (2)	83.1%	81.8%	80.0%	79.5%

(1)

Excludes the three Peach Facilities, which were operated by affiliates of New Beginnings Care LLC prior to their bankruptcy and are currently operated by affiliates of Peach Health and the Meadowood Facility acquired on May 1, 2017, for all periods presented. Occupancy (%) for the Savannah Beach Facility, the one facility among the Peach Facilities which was not decertified by CMS and which has 50 operational beds, for the three months ending June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018 was 82.0%, 84.9%, 88.5% and 85.7%, respectively.

(2)

Occupancy percentages are based on operational beds. The number of operational beds is reported to us by our tenants and represents the number of available beds that can be occupied by patients. The number of operational beds is always less than or equal to the number of licensed beds with respect to any particular facility.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Operational Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) '000's	Percent (%)
2024	1	126	4.3%	965	4.0%
2025 (2)	12	1,206	41.7%	9,671	40.2%
2026	—	—	—%	—	—%
2027	8	869	30.0%	8,265	34.4%
2028	—	—	—%	—	—%
Thereafter	6	696	24.0%	5,129	21.4%
Total	27	2,897	100.0%	24,030	100.0%

(1)	Straight-line rent.
(2)

On April 24, 2018, the Company received notice from the Ohio Beacon Affiliates, that they would no longer be operating five (four owned and one leased by the Company) of the Company’s facilities located in Ohio commencing July 1, 2018. Straight-line annual lease revenue included in the table above relating to these five facilities is approximately $3.3 million. The Company intends to enforce its rights under the applicable sublease agreements for such Ohio Beacon Facilities and pursue all remedies available to it under such sublease agreements and applicable law. Regional is currently in negotiations with suitably qualified replacement operators to take possession of the Ohio Beacon Facilities on July 1, 2018. There is no assurance that Regional will be able to execute new leases with respect to the Ohio Beacon Facilities on substantially equivalent terms to the Sublease Agreements or at all or that, if new leases are executed, the new tenants will be able to take possession of the Ohio Beacon Facilities on July 1, 2018. Regional intends to enforce its rights under the Sublease Agreements and pursue all remedies available to it under the Sublease Agreements and applicable law.

Acquisitions

There were no acquisitions during the three months ended March 31, 2018. For historical information regarding the Company’s acquisitions, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 10 – Acquisitions and dispositions included in the Annual Report.

Divestitures

There were no divestitures for the three months ended March 31, 2018. For historical information regarding the Company’s divestitures, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 – Discontinued Operations included in the Annual Report.

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

For a discussion of our critical accounting policies and recent accounting pronouncements not yet adopted by the Company see Note 1 – Organization and Significant Accounting Policies to the Company's Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report.

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

	Three Months Ended March 31,
(Amounts in 000’s)	2018	2017	Percent Change
Revenues:
Rental revenues	$5,705	$5,775	(1.2)%
Management fees	234	229	2.2%
Other revenues	48	131	(63.4)%
Total revenues	5,987	6,135	(2.4)%
Expenses:
Facility rent expense	2,171	2,171	—
Cost of management fees	157	176	(10.8)%
Depreciation and amortization	1,221	1,135	7.6%
General and administrative expenses	879	1,446	(39.2)%
Provision for doubtful accounts	1,938	466	NM
Other operating expenses	343	89	NM
Total expenses	6,709	5,483	22.4%
Loss (income) from operations	(722)	652	NM
Other expense:
Interest expense, net	1,275	1,032	23.5%
Loss on extinguishment of debt	441	63	NM
Other expense	9	95	(90.5)%
Total other expense, net	1,725	1,190	45.0%
Loss from continuing operations before income taxes	(2,447)	(538)	354.8%
Income tax expense	26	1	NM
Loss from continuing operations	(2,473)	(539)	358.8%
Loss from discontinued operations, net of tax	(55)	(413)	(86.7)%
Net loss	$(2,528)	$(952)	165.5%

Three Months Ended March 31, 2018 and 2017

Rental Revenues—Rental revenue decreased by approximately $0.1 million, or 1.2%, to $5.7 million for the three months ended March 31, 2018, compared with $5.8 million for the same period in 2017.  The decrease reflects the reduced payment of rent we received from the Ohio Beacon Affiliates, who have notified us of their intention to vacate our facilities on June 30, 2018. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates and the Oceanside Facility prior to recertification (which was recertified by CMS, in February 2017), for which rental revenue is recognized based on cash received.

Facility Rent Expense—Facility rent expense was $2.2 million for the three months ended March 31, 2018, and $2.2 million for the same period in 2017. For further information, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 – Leases, included in the Annual Report and Note 7 – Leases to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report.

Depreciation and Amortization—Depreciation and amortization increased by $0.1 million, or 7.6%, to $1.2 million for the three months ended March 31, 2018, compared with $1.1 million for the same period in 2017. The increase is due to amortization of the lease intangible related to the assisted living and memory care community with 106 operational beds in Glencoe, Alabama that we purchased in May 2017, which will be fully amortized in May 2018.

General and Administrative—General and administrative costs decreased by $0.5 million, or 39.2%, to $0.9 million for the three months ended March 31, 2018, compared with $1.4 million for the same period in 2017. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.2 million and (ii) a decrease in legal, contract services, IT, insurance and other expenses of approximately $0.3 million.

Provision for doubtful accounts—Provision for doubtful accounts expense increased by approximately $1.4 million, to $1.9 million for the three months ended March 31, 2018, compared with $0.5 million for the same period in 2017. The increase is due to the Ohio Beacon Affiliates notifying the Company of their plan to cease operating our properties on June 30, 2018 and in addition the Company has also recorded an allowance of approximately $0.5 million on the $3.0 million Skyline Note.

Other operating expenses—Other operating expenses increased by $0.2 million, to $0.3 million for the three months ended March 31, 2018, compared with $0.1 million for the same period in 2017. The increase is due to an accrual for $0.3 million in property taxes associated with the Ohio Beacon Affiliates notifying the Company of their plan to cease operating our properties on June 30, 2018, offset by $0.1 million in lower professional and general legal expenses and workers’ compensation expenses.

Interest Expense, Net—Interest expense increased by approximately $0.3 million, or 23.5%, to $1.3 million for the three months ended March 31, 2018, compared with $1.0 million for the same period in 2017. The increase is mainly due the net increase of debt principal year over year of approximately $6.3 million and approximately $1.0 million in capitalized deferred financing. The $16.25 million Pinecone Credit Facility, increased debt by approximately $7.5 million from February 15, 2018, which was partially offset by the repayment of $6.7 million in convertible debt in the prior year and $1.5 million repayment of convertible debt during the current quarter. The increase in interest is approximately $0.1 million for amortization of deferred financing and approximately $0.1 million due to interest.

Loss from Debt Extinguishment—The loss from debt extinguishment increased by approximately $0.3 million, to $0.4 million for the three months ended March 31, 2018, compared with $0.1 million for the same period in 2017. The increase is due to pre-payment penalties of $0.2 million and $0.2 million in expensed deferred financing fees from the repayment of debt in connection with the Pinecone Credit Facility.

Loss from Discontinued Operations—The loss from discontinued operations decreased by $0.3 million, or 86.7%, to $0.1 million for the three months ended March 31, 2018, compared with $0.4 million for the same period in 2017. The decrease is primarily due to lower bad debt expense, professional and general legal expenses and collection activity expenses.

Other Expenses—Other expense decreased by $0.1 million, or 90.5%, to $0.0 million for the three months ended March 31, 2018, compared with $0.1 million for the same period in 2017. The prior period charge was related to expenses for the Merger.

Liquidity and Capital Resources

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing. At March 31, 2018, the Company had $3.5 million in unrestricted cash. During the three months ended March 31, 2018, the Company generated positive cash flow from continuing operations of $0.7 million and anticipates continued positive cash flow from operations in the future. The Board suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017 and the first quarter 2018 dividend periods. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock in the second quarter of 2018.  The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs.

On February 15, 2018, the Company entered into a debt refinancing with Pinecone, with an aggregate principal amount of $16.25 million, that refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties, and provided additional surplus cash flow of $6.3 million. The surplus cash flow from the Pinecone Credit Facility was used to deposit $2.4 million of cash into escrow to fund self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions (included within current liabilities), and to fund repayment of $1.5 million in convertible debt.

On May 18, 2018, (“the Forbearance Date”), the Company entered into a Forbearance Agreement in association with the Pinecone Credit Facility, whereby the Company was notified of certain events of default under the loan agreements of the Pinecone Credit Facility. Such Forbearance Agreement outlines a plan of correction whereby the Company may regain compliance under its obligations pertaining to the loan documents of the Pinecone Credit Facility, through a forbearance period ending July 20, 2018. Some requirements outlined in the Forbearance Agreement include, among other items: (i) the hiring of a special consultant to advise Management on operational improvements and to assist in coordinating overall company strategy, (ii) increase the ongoing interest rate to 13.5% effective May 18, 2018, and (iii) increase the outstanding principal balance of the Pinecone Credit Facility by 2.5%, as of the Forbearance Date.

If the Company is able comply with the terms of the Forbearance Agreement, and Pinecone does not exercise rights or remedies against the Company on account of any event of default, then given current funds on hand and expected future cash flow from operations, management believes that the Company will be able to meet its obligations as they become due in the ordinary course, of business for a period of at least the next 12 months. Management's belief assumes that the Company will continue to be successful in implementing its business strategy and achieving forecasted results and that there will be no further material adverse developments in the Company’s business, liquidity or capital requirements.

The Company expects to use cash from operations, restricted replacement reserves and borrowings to: (i) invest in the Company’s existing property portfolio, (ii) resolve our 12 outstanding legal actions, and (iii) refinance or repay debt to minimize the average weighted cost of capital.

For additional information regarding the Company’s liquidity, see Note 3 – Liquidity, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report.

Cash Flows

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2018	2017
Net cash provided by operating activities - continuing operations	$732	$749
Net cash used in operating activities - discontinued operations	(735)	(1,051)
Net cash used in investing activities - continuing operations	(163)	(329)
Net cash provided by (used in) financing activities - continuing operations	1,894	(10,739)
Net cash used in financing activities - discontinued operations	(90)	(140)
Net change in cash and restricted cash	1,638	(11,510)
Cash and restricted cash at beginning of period	5,359	19,509
Cash and restricted cash at end of period	$6,997	$7,999

Three Months Ended March 31, 2018

Net cash provided by operating activities—continuing operations for the three months ended March 31, 2018 was approximately $0.7 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily bad debt expense, depreciation and amortization and rent revenue in excess of cash received).

Net cash used in operating activities—discontinued operations for the three months ended March 31, 2018 was approximately $0.7 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash used investing activities—continuing operations for the three months ended March 31, 2018 was approximately $0.2 million. This is the result of capital expenditures on building improvements for three of the Company’s properties.

Net cash provided by financing activities—continuing operations was approximately $1.9 million for the three months ended March 31, 2018. Excluding non-cash proceeds and payments, this is primarily the result of $2.4 million new financing from Pinecone offset by routine repayments of $0.5 million of other existing debt obligations.

Net cash used in financing activities—discontinued operations for the three months ended March 31, 2018 was approximately $0.1 million payments for Medicaid and vendor notes.

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

Net cash used in investing activities—continuing operations for the three months ended March 31, 2017 was approximately $0.3 million. This is the result of capital expenditures of $0.3 million on building improvements for Peach Recertified Facilities to assist Peach Health Sublessee in connection with recertification efforts.

Net cash used in financing activities—continuing operations was approximately $10.7 million for the three months ended March 31, 2017. This is primarily the result of repayments of $6.7 million of convertible debt, $2.0 million of other existing debt obligations and $2.0 million payment of dividends with respect to the Series A Preferred Stock.

Net cash used in financing activities—discontinued operations was approximately $0.2 million payments for vendor notes.

Notes Payable and Other Debt

For information regarding the Company’s debt financings, see Note 9 – Notes Payable and Other Debt, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report, and Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 – Notes Payable and Other Debt included in the Annual Report.

Receivables

Our operations could be adversely affected if we experience significant delays in receipt of rental income from our tenants.

Accounts receivable, net totaled $0.6 million at March 31, 2018 and $0.9 million at December 31, 2017, with all uncollected patient care receivables fully allowed at March 31, 2018 and December 31, 2017.

Operating Leases

For information regarding the Company’s operating leases, see Note 7 – Leases, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report, and Part II, Item 8, Notes to Consolidated Financial Statements, Note 7 – Leases included in the Annual Report.

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

Except as set forth in this Item 1., Legal Proceedings, there have been no new material legal proceedings and no material developments in the legal proceedings reported in Part I, Item 3, Legal Proceedings, in the Annual Report. For additional information with respect to legal proceedings, also see Note 13 - Commitments and Contingencies to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report.

Professional and General Liability Claims. As of March 31, 2018, the Company is a defendant in 34 professional and general liability actions commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Twenty-two of these actions were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in a purported class action lawsuit against the Company previously disclosed as the Amy Cleveland Class Action (which settled in December 2015) and such 22 actions are subject to a settlement in principle as discussed below. Of the 12 not subject to settlement in principle: (i) two of such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage; and (ii) three of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company. These remaining 12 actions are in various stages of discovery, and the Company intends to vigorously defend such actions, where economically favorable to the Company.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to each of the original 25 actions (22 such actions remaining subject to settlement in principle, at March 31, 2018), filed in the State of Arkansas, relating to the settlement in principle of each such action, subject to the satisfaction of certain specified conditions. Each mediation settlement agreement provides for payment by the Company of a specified settlement amount, which settlement amount with respect to each action has been deposited into the mediator’s trust account.  The action must be individually approved by the probate court, and the settlement of one action is not conditioned upon receipt of the probate court’s approval with respect the settlement of any other action. Upon the probate court approving, with respect to a particular action, the settlement and an executed settlement and release agreement, the settlement amount with respect to such action will be disbursed to the plaintiff’s counsel.  Under the settlement and release agreement with respect to a particular action, the Company will be released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities. Of the original 25 actions subject to the settlement in principle, the probate court approved settlements with respect to three of such actions during the quarter ended March 31, 2018 and approved settlements with respect to 15 of such subsequent to March 31, 2018.

In connection with the Coverage Litigation between the Company and the Company’s former commercial liability insurance provider regarding, among other things, the Company’s insurance coverage with respect to the 25 actions filed in the State of Arkansas, the former insurer and the Company entered into the Coverage Settlement Agreement on March 12, 2018, providing for, among other things, Insurance Settlement Amount by the former insurer in the amount of approximately $2.8 million, the dismissal with prejudice of the Coverage Litigation, a customary release of claims by the former insurer and the Company, and agreement that that the former insurer has exhausted the policies’ respective limits of liability and has no further obligations under the policies. Pursuant to the Coverage Settlement Agreement: (i) on March 16, 2018, the former insurer deposited the Insurance Settlement Amount into the trust account of the mediator with respect to the 25 actions; and (ii) on March 20, 2018, the former insurer and the Company caused the Coverage Litigation, including the counterclaim, to be dismissed with prejudice.

Assuming, and subject to, the approval by the probate court of the settlement of each of the original 25 actions filed in the State of Arkansas and related matters, and the satisfaction of the other conditions with respect thereto, the Company will pay, net of the Insurance Settlement Amount, an aggregate of approximately $2.4 million in settlement of such actions. The probate court approved settlements with respect to three of the 25 Arkansas actions during the quarter ended March 31, 2018 and approved settlements with respect to 15 of the 25 Arkansas actions after March 31, 2018, and approximately $0.5 million and $3.3 million, respectively, was paid from the mediator’s trust account in such settlements. The Company gives no assurance that the probate court will approve the settlement of the remaining 7 Arkansas actions pending approval or that the other conditions to such settlements will be satisfied, or that such actions will be settled on the terms described herein or at all.

In the first quarter of 2018, the Company settled four previously disclosed professional and general liability actions (other than those subject to mediation settlement agreements as discussed above) for the total of $670,000. A majority of the settlements include payment terms greater than one year.

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations. The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $2.4 million and $5.1 million at March 31, 2018, and December 31, 2017, respectively. Additionally, as of March 31, 2018, and December 31, 2017, $0.1 and $0.2 million respectively, was reserved for settlement amounts in “Other liabilities”, and $0.6 and $0.5 million in “Accounts payable” in the Company’s consolidated balance sheets, respectively. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 – Commitments and Contingencies included in the Annual Report.

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

Aria Avoidance Claims. On March 28, 2018, the Chapter 7 bankruptcy trustee in the Aria bankruptcy proceeding, together with an unsecured creditor, filed in the United States Bankruptcy Court for the Eastern District of Arkansas an avoidance claim, in the amount of $4.7 million, against the Company seeking to recover funds the Company received from the Debtors in the Aria bankruptcy proceeding (Highlands Arkansas Holdings, LLC, and nine of its affiliates, Highland of Stamps, LLC; Highlands of Rogers Dixieland, LLC; Highlands of North Little Rock John Ashley, LLC; Highlands of Mountain View SNF, LLC; Highlands of Mountain View RCF, LLC; Highlands of Little Rock West Markham, LLC; Highlands of Little Rock South Cumberland, LLC; Highlands of Little Rock Riley, LLC; and Highlands of Fort Smith, LLC) prior to the bankruptcy filings. The Company believes that this action is defensible and intends to defend through final judgement. There is no guarantee that the Company will prevail in the avoidance action that has been filed against it.

Item 1A.	Risk Factors.

We depend on affiliates of C.R Management and Beacon Health Management for a significant portion of our revenues and any inability or unwillingness by such entities to satisfy their obligations to us could have a material adverse effect on us.

Our 27 properties (excluding the three facilities that are managed by us) are operated by a total of 27 separate tenants, with each of our tenants being affiliated with one of six local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between two and eight of our facilities, with our most significant operators, C.R Management and Beacon Health Management, each operating (through a group of affiliated tenants) eight and seven facilities, respectively, as of the date of filing of this Quarterly Report. We, therefore, depend, on tenants who are affiliated with C.R Management and Beacon Health Management for a significant portion of our revenues. Recently, the Company was notified by five of the tenants affiliated with Beacon Health Management affiliates, who each of whom are one month in arrears on rental payments after application of the applicable lease deposit, that they can no longer operate five of our facilities located in Ohio and will surrender the respective properties facilities on June 30, 2018. See Note 15 – Subsequent Events, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report.

Although we are currently in negotiations with suitably qualified replacement operators to take possession of the five Ohio facilities on July 1, 2018, there is no assurance that we will be able to execute new leases with respect to such facilities on substantially equivalent terms to the sublease agreements for such facilities which we entered into with the Ohio Beacon affiliates or at all or that, if new leases are executed, the new tenants will be able to take possession of such facilities on July 1, 2018. We intend to enforce our rights under the sublease agreements for such facilities which we entered into with the Ohio Beacon affiliates and pursue all remedies available to us under such sublease agreements and applicable law.

We cannot assure you that the tenants affiliated with C.R Management and Beacon will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

We depend on Pinecone not to call the entire principal balance, plus interest and fees of the Pinecone Credit Facility in the event the Company is unable to comply with all benchmarks as outlined in the Forbearance Agreement.

On May 10, 2018, management was notified by one of the Company’s lenders, Pinecone that the Company was in default on a number of administrative items as outlined in the Pinecone Credit Facility. Management also informed Pinecone that the Company had failed to meet one of its financial covenant obligations, the minimum fixed charge coverage ratio, as outlined in the loan agreement to the Pinecone Credit Facility for the period ended March 31, 2018.

In order to alleviate such defaults, on May 18, 2018, the Company entered into a forbearance agreement with Pinecone (the “Forbearance Agreement”), in which, Pinecone provides a timeline and a number of remedies available to cure all default items and to regain compliance under the Pinecone Credit Facility. The forbearance period is from May 18, 2018, the date of the execution of the Forbearance Agreement, to July 20, 2018, during which time, the Company must comply with all benchmarks as outlined in the Forbearance Agreement. Management believes that the overall plan of correction as outlined in the Forbearance Agreement is achievable, however many of the benchmarks, as articulated in the Forbearance Agreement, fall outside of the control of management, and if the Company is unable to satisfy the requirements as outlined, then one of the remedies available to Pinecone is that the entire principal balance of the Pinecone Credit Facility, plus interest and fees, will become immediately due and payable, indicating that substantial doubt exists about whether or not the Company will be able to continue as a going concern within one year after the date that the financial statements are issued.

There can be no assurance that the Company will be able to cure all of the deficiencies as listed in the Forbearance Agreement or that the Company will be able to continue to comply with all of the various covenants as required by the loan agreement of the Pinecone Credit Facility. The Company’s ability to cure its non-compliance with the Pinecone Credit Facility depends, in part, on its ability to work with outside parties, which is not within the Company’s exclusive control. If Pinecone were to call the balance of the Pinecone Credit Facility for any reason, and the Company were unable to cure such deficiency, it could have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these financial statements. The Company plans to continue to undertake measures to refinance certain loans and to streamline its cost infrastructure. But due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and the Company’s ability to satisfy its financial obligations that may arise over the applicable one-year period, the Company is unable to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these financial statements within the parameters set forth in the accounting guidance.

For a detailed description of certain risk factors that could affect our business, operations and financial condition, see Part I, Item 1A., Risk Factors, included in the Annual Report. The risk factors described in the Annual Report and this Quarterly Report. The risk factors described in the Annual Report (“Risk Factors”) do not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. The Risk Factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because the Risk Factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock and Series A Preferred Stock could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017 and the first quarter 2018 dividend periods, and no dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods.  As a result of such suspension, the Company has $3.8 million of undeclared preferred stock dividends in arrears with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 11– Common and Preferred Stock – “Preferred Stock Offerings and Dividends”, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 18, 2018, the Company and Pinecone entered into the Forbearance Agreement, pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear from exercising certain rights and remedies with respect to specified events of default under the Pinecone Credit Facility. Such events of default include, among other things: (i) the failure of a certain wholly-owned subsidiary (the “New Guarantor”) of the Company to assign certain operating leases required to be assigned by such subsidiary to certain other subsidiaries of the Company (the “Lease Assignments”); (ii) failure to deliver certain reports, notices and certificates required under the Pinecone Credit Facility; (iii) failure to obtain Pinecone’s prior written consent with respect to a certain lease amendment; (iv) certain inaccuracies in the representations and warranties made by the Company under the Pinecone Credit Facility; (v) certain healthcare regulatory matters with respect to two of the Company’s facilities; (vi) failure to comply with certain post-closing obligations under the Pinecone Credit Facility; and (vii) certain defaults by tenants of the Company under the applicable lease or sublease with the Company, which defaults constitute events of default under the Pinecone Credit Facility.

Pursuant to the Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Credit Facility.  Such amendments, among other things: (i) eliminate the Company’s obligation to complete the Lease Assignments; (ii) require the payment of a specified “break-up fee” upon certain events, including prepayment of the Pinecone Credit Facility or a change of control; (iii) increase the ongoing interest rate from 12.5% per annum to 13.5% per annum; and (iv) increase the outstanding principal balance of the Pinecone Credit Facility by 2.5%.

Pursuant to the Forbearance Agreement, the New Guarantor entered into a guaranty agreement for the benefit of Pinecone, pursuant to which the New Guarantor agreed to guarantee the obligations of the borrowers under the Pinecone Credit Facility.  In connection therewith, the New Guarantor executed shall execute a pledge agreement in favor of Pinecone, pursuant to which the New Guarantor pledged the equity interests in the New Guarantor’s subsidiaries as security for the New Guarantor’s obligations under such guaranty.

The Forbearance Agreement outlines a plan of correction whereby the Company may regain compliance under the Pinecone Credit Facility during the Forbearance Period.  Among other things, the Company is required to complete certain post-closing actions required under the Pinecone Credit Facility no later than June 4, 2018 and to hire a consultant, acceptable to Pinecone and the Company, to advise management on operational improvements and to assist in coordinating overall company strategy.  The Company is also required to obtain Pinecone’s prior written consent prior to paying dividends on the Series A Preferred Stock and to increase the outstanding principal balance of the Pinecone Credit Facility by 2.5%. For additional information regarding the Company’s liquidity, see Note 3 – Liquidity and Note 15 – Subsequent Events, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.3	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.7	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)

4.8	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

4.9

Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015

Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014

4.10	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23.2 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008

Exhibit No.	Description	Method of Filing

10.1

Guarantee Agreement Dated February 15, 2018 by Regional Health Properties, Inc., AdCare Property Holdings, LLC, and Hearth & Home of Ohio, Inc., to and for the benefit of Pinecone Reality Partners, II, LLC.

Incorporated by reference to Exhibit 10.424 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017

10.2

Loan Agreement Dated as of February 15, 2018 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc.., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners s II, LLC as Lender

Incorporated by reference to Exhibit 10.425 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017

10.3	Promissory Note for $3.5 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and AdCare Property Holdings, LLC.	Incorporated by reference to Exhibit 10.426 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.4	Promissory Note for $8.25 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and Attalla Nursing ADK LLC.	Incorporated by reference to Exhibit 10.427 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.5	Promissory Note for $2.5 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and CP Property Holdings, LLC.	Incorporated by reference to Exhibit 10.428 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.6	Promissory Note for $2.0 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and Northwest Property Holdings, LLC.	Incorporated by reference to Exhibit 10.429 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.7	2nd Amendment to Master Lease dated March, 30 2018 by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC, and JV Jeffersonville, LLC.	Incorporated by reference to Exhibit 10.430 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.8

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

Filed herewith
10.9	Third Amendment to Promissory Note dated April 30, 2018 by and between QC Property Holdings, LLC, a Georgia limited liability company and Congressional Bank.	Filed herewith
10.10

Forbearance Agreement dated May 18, 2018 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Filed herewith
10.11	Guarantee Agreement dated May 18, 2018 by AdCare Operations, LLC, a Georgia limited liability company for the benefit of Pinecone Reality Partners, II, LLC	Filed herewith
10.12	Pledge Agreement dated May 18, 2018 by AdCare Operations, LLC, a Georgia limited liability company for the benefit of Pinecone Reality Partners, II, LLC	Filed herewith

Exhibit No.	Description	Method of Filing

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2018 (unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	May 21, 2018	/s/ Brent Morrison
Brent Morrison
Interim Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 21, 2018	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)