Form 10-Q
period 2018-06-30
REGIONAL HEALTH PROPERTIES, INC
filed 2018-08-14
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018:  20,187,240 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$2,737	$1,818
Restricted cash	994	960
Accounts receivable, net of allowance of $1,740 and $2,570	700	945
Prepaid expenses and other	389	304
Notes receivable	776	677
Total current assets	5,596	4,704
Restricted cash	2,593	2,581
Property and equipment, net	79,533	81,213
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	1,753	2,187
Goodwill	2,105	2,105
Lease deposits	808	808
Straight-line rent receivable	6,302	6,400
Notes receivable	1,414	3,540
Other assets	73	542
Total assets	$102,648	$106,551
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other debt	$21,399	$6,621
Current portion of convertible debt, net	—	1,469
Accounts payable	4,127	4,386
Accrued expenses and other	5,060	7,022
Total current liabilities	30,586	19,498
Notes payable and other debt, net of current portion:
Senior debt, net	48,942	57,801
Bonds, net	6,500	6,567
Other debt, net	534	644
Other liabilities	3,846	4,133
Deferred tax liabilities	38	38
Total liabilities	90,446	88,681
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 20,187 and 19,697 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	61,800	61,724
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 2,812 shares issued and outstanding, redemption amount $70,288 and $70,288 at June 30, 2018 and December 31, 2017, respectively	62,423	62,423
Accumulated deficit	(112,021)	(106,277)
Total stockholders’ equity	12,202	17,870
Total liabilities and stockholders’ equity	$102,648	$106,551

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$5,029	$5,945	$10,734	$11,720
Management fees	234	230	468	459
Other revenues	51	129	99	260
Total revenues	5,314	6,304	11,301	12,439
Expenses:
Facility rent expense	2,170	2,170	4,341	4,341
Cost of management fees	154	168	311	344
Depreciation and amortization	1,160	1,171	2,381	2,306
General and administrative expense	888	654	1,767	2,100
Provision for doubtful accounts	2,044	(11)	3,982	455
Other operating expenses	225	334	568	423
Total expenses	6,641	4,486	13,350	9,969
(Loss) income from operations	(1,327)	1,818	(2,049)	2,470
Other expense:
Interest expense, net	1,537	1,006	2,812	2,038
Loss on extinguishment of debt	—	—	441	63
Other expense	1	188	10	283
Total other expense, net	1,538	1,194	3,263	2,384
(Loss) income from continuing operations before income taxes	(2,865)	624	(5,312)	86
Income tax expense	7	—	33	1
(Loss) income from continuing operations	$(2,872)	$624	$(5,345)	$85
Loss from discontinued operations, net of tax	(344)	(604)	(399)	(1,017)
Net (loss) income	(3,216)	20	(5,744)	(932)
Preferred stock dividends - declared	—	(1,912)	—	(3,790)
Preferred stock dividends - undeclared	(1,912)	—	(3,824)	—
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(5,128)	$(1,892)	$(9,568)	$(4,722)
Net loss per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(0.23)	$(0.07)	$(0.46)	$(0.19)
Discontinued operations	(0.02)	(0.03)	(0.02)	(0.05)
	$(0.25)	$(0.10)	$(0.48)	$(0.24)
Weighted average shares of common stock outstanding:
Basic and diluted	20,062	19,766	19,788	19,795

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2017	19,697	2,812	$61,724	$62,423	$(106,277)	$17,870
Stock-based compensation	—	—	76	—	—	76
Issuance of restricted stock, net of forfeitures	490	—	—	—	—	—
Net loss	—	—	—	—	(5,744)	(5,744)
Balances, June 30, 2018	20,187	2,812	$61,800	$62,423	$(112,021)	$12,202

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,744)	$(932)
Loss from discontinued operations, net of tax	399	1,017
Loss from continuing operations	(5,345)	85
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,381	2,306
Stock-based compensation expense	76	154
Rent expense in excess of cash paid	217	310
Rent revenue in excess of cash received	(1,245)	(1,502)
Amortization of deferred financing costs, debt discounts and premiums	449	173
Loss on debt extinguishment	441	—
Bad debt expense	3,982	455
Changes in operating assets and liabilities:
Accounts receivable	(395)	176
Prepaid expenses and other	114	27
Other assets	35	(101)
Accounts payable, and accrued expenses and other	526	384
Other liabilities	—	138
Net cash provided by operating activities - continuing operations	1,236	2,605
Net cash used in operating activities - discontinued operations	(1,096)	(933)
Net cash provided by operating activities	140	1,672
Cash flows from investing activities:
Purchase of real estate, net	—	(1,375)
Purchase of property and equipment	(266)	(534)
Net cash used in investing activities - continuing operations	(266)	(1,909)
Net cash used in investing activities	(266)	(1,909)
Cash flows from financing activities:
Proceeds from debt issuance	2,397	—
Repayment on notes payable	(1,022)	(2,512)
Repayment on bonds payable	(95)	(90)
Repayment of convertible debt	—	(7,700)
Debt issuance costs	(50)	—
Proceeds from preferred stock issuances, net	—	989
Repurchase of common stock	—	(187)
Dividends paid on preferred stock	—	(3,790)
Net cash provided by (used in) financing activities - continuing operations	1,230	(13,290)
Net cash used in financing activities - discontinued operations	(139)	(312)
Net cash provided by (used in) financing activities	1,091	(13,602)
Net change in cash and restricted cash	965	(13,839)
Cash and restricted cash, beginning	5,359	19,509
Cash and restricted cash, ending	$6,324	$5,670

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$1,996	$1,889
Income taxes paid	$33	$—
Supplemental disclosure of non-cash activities:
Non-cash payments of long-term debt	$(8,744)	$—
Non-cash payments of convertible debt	(1,500)	—
Non-cash payments of professional liability settlements from financing	(2,371)	—
Non-cash debt issuance costs and prepayment penalties	(1,238)	—
Non-cash payments of professional liability settlements from prior insurer	(2,850)	—
Net payments through escrow	$(16,703)	$—
Non-cash proceeds from financing	13,853	—
Non-cash proceeds from prior insurer for professional liability settlements	2,850	—
Net proceeds through escrow	$16,703	$—

Non-cash proceeds from debt to purchase real estate	$—	$4,125
Non-cash deferred financing	$1,185	$—
Surrender of security deposit	$305	$500
Non-cash proceeds from vendor-financed insurance	$198	$198
Non-cash proceeds from financing of South Carolina Medicaid audit repayment	$—	$385

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AdCare Health Systems, Inc. (“AdCare”) is the former parent of, and the predecessor issuer to, Regional Health Properties, Inc. (“Regional Health” and, together with its subsidiaries, the “Company” or “we”). On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health, a Georgia corporation and wholly owned subsidiary of AdCare formed for the purpose of the Merger, with Regional Health continuing as the surviving corporation in the Merger. The Company now has many of the characteristics of a real estate investment trust (“REIT”) and is focused on the ownership, acquisition and leasing of healthcare related properties. For a description of the Merger, see Part II, Item 8, Financial Statements and Supplemental Data, Note 1 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2018 (the “Annual Report”).

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

As of June 30, 2018, the Company owned, leased, or managed for third parties 30 facilities, primarily in the Southeast United States. Of the 30 facilities, the Company: (i) leased 14 owned facilities and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 – Leases and Part II, Item 8, Financial Statements and Supplemental Data, Note 7 – Leases in the Annual Report for a more detailed description of the Company’s leases).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2017, included in the Annual Report. See

Part II, Item 8, Financial Statements and Supplementary Data, Note 1 – Summary of Significant Accounting Policies included in the Company’s Annual Report, for a description of all significant accounting policies. During the three and six months ended June 30, 2018, there were no material changes to the Company’s policies, except as noted below in Recently Adopted Standards.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company's triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities will be recognized only upon cash collection, and any accumulated straight-line rent receivable will be reversed in the period in which the Company deems rent collection no longer probable. Rental revenues for five facilities located in Ohio and one facility in North Carolina are recorded on a cash basis (for additional information with respect to such facilities, see Note 7 – Leases).

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, then the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates.

As of June 30, 2018 and December 31, 2017, the Company reserved for approximately $1.7 million and $2.6 million, respectively, of gross patient care related receivables arising from its legacy operations. Allowances for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully reserved at June 30, 2018 and December 31, 2017.  Accounts receivable, net, totaled $0.7 million at June 30, 2018 and $0.9 million at December 31, 2017.

Pre-paid expenses and other

As of June 30, 2018 and December 31, 2017, the Company had $0.4 million and $0.3 million, respectively, in pre-paid expenses and other, primarily for directors’ and officers’ insurance and mortgage insurance premiums.

Self-Insurance

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies in the Annual Report for more information). The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company's estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Other.

Reclassifications

Certain reclassifications have been made to the 2017 financial information to conform to the 2018 presentation with no effect on the Company's consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders' equity. Reclassifications were made to the consolidated statements of operations for the three and six months ended June 30, 2017 to conform the presentation of management fee revenues and its related expense, previously reported as general and administrative expense. Reclassifications were made to the consolidated statements of cash flows for the six months ended June 30, 2017 to include restricted cash in cash and restricted cash at the beginning-of-period and end-of-period totals.

Recently Adopted Standards

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as codified in Accounting Standards Codification (“ASC”) 606, which requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The new revenue standard does not apply to rental revenues, which are the Company’s primary source of revenue. A company is also required to disclose sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The Financial Accounting Standards Board (“FASB”) has issued several amendments to the standards, which are intended to promote a more consistent interpretation and application of the principals outlined in the standard. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods.

The Company has one contract (the “Management Contract”) to manage two skilled nursing facilities and one independent living facility for a third-party, with payment for each month of service received in full on a monthly basis.

Companies are permitted to adopt the standard using a retrospective transition method (i.e., restate all prior periods presented) or a cumulative effect method (i.e., recognize the cumulative effect of initially applying the guidance at the date of initial application with no restatement of prior periods). However, both methods allow companies to elect certain practical expedients on transition that will help to simplify how a company restates its contracts. The Company adopted the standard using the cumulative effect method. As a result of the adoption of this guidance, for the three and six months ended June 30, 2017, the Company reclassified expenses related to the Management Contract from General and administrative expense to Cost of management fees on the consolidated statements of operations.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the treatment of several cash flow categories. In addition, the guidance clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance for the three and six month period ending June 30, 2018 with an effective date of January 1, 2018. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted using a retrospective transition method to each period presented. The Company adopted the guidance with an effective date of January 1, 2018. Given this change, transfers between cash and restricted cash are no longer reported as cash flow activities on the statement of cash flows and hence reclassifications were made to the consolidated statements of cash flows for the three and six months ended June 30, 2017 to include restricted cash in cash and restricted cash at the beginning-of-period and end-of-period totals.

Recent Significant Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements,

which amends ASU 2016-02, to provide: (i) entities with an additional (and optional) transition method to adopt the new leases standard; and (ii) lessors with a practical expedient option, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 and ASU 2018-11 are not effective for the Company until January 1, 2019, with early adoption permitted. Entities currently are required to adopt the new leases standard using either: (i) a modified retrospective transition method, where an entity initially applies the new leases standard (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements; or (ii) to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is evaluating this guidance and the impact to the Company, as both lessor and lessee, on its consolidated financial condition, results of operations and cash flows.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of the other accounting pronouncements the Company is currently evaluating.

NOTE 2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted-average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants, non-vested common stock and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three and six months ended June 30, 2018 and 2017, approximately 1.2 million and 2.4 million shares, respectively, of potentially dilutive securities were excluded from the diluted loss per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s, except per share data)	2018	2017	2018	2017
Numerator:
(Loss) income from continuing operations	$(2,872)	$624	$(5,345)	$85
Preferred stock dividends - declared	—	(1,912)	—	(3,790)
Preferred stock dividends - undeclared (1)	(1,912)	—	(3,824)	—
Basic and diluted loss from continuing operations	(4,784)	(1,288)	(9,169)	(3,705)
Loss from discontinued operations, net of tax	(344)	(604)	(399)	(1,017)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(5,128)	$(1,892)	$(9,568)	$(4,722)
Denominator:
Basic - weighted average shares	20,062	19,766	19,788	19,795
Diluted - adjusted weighted average shares (2)	20,062	19,766	19,788	19,795
Basic and diluted loss per share:
Loss from continuing operations attributable to Regional Health	$(0.23)	$(0.07)	$(0.46)	$(0.19)
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.05)
Loss attributable to Regional Health Properties, Inc. common stockholders	$(0.25)	$(0.10)	$(0.48)	$(0.24)
(1)

The Board suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017, the first quarter 2018 and second quarter 2018. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend indefinitely.

(2)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	June 30,
(Share amounts in 000’s)	2018	2017
Stock options	181	245
Warrants - employee	582	1,350
Warrants - non employee	437	437
Shares issuable upon conversion of convertible debt	—	353
Total anti-dilutive securities	1,200	2,385

NOTE 3.	LIQUIDITY

The Company plans to undertake measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) replacing certain tenants who are in default of their lease payment terms; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) refinancing or repaying debt classified as current and longer term debt to reduce interest costs and mandatory principal repayments; and (v) reducing general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations (assuming that new tenants, for five of the Company’s facilities located in Ohio, are in place by December 31, 2018), and debt refinancing during the twelve months from the date of this filing. At June 30, 2018, the Company had $2.7 million in unrestricted cash. During the six months ended June 30, 2018, the Company generated positive cash flow from continuing operations of $1.2 million and anticipates continued positive cash flow from operations in the future. On June 8, 2018, the Board indefinitely suspended dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears for the fourth quarter 2017, and the first and second quarter 2018 dividend periods. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs.

As of June 30, 2018, the Company had total current liabilities of $30.6 million and total current assets of $5.6 million, resulting in a working capital deficit of approximately $25.0 million. Included in current liabilities at June 30, 2018 is the $21.4 million current portion of the Company’s $77.4 million in indebtedness. The current portion of such indebtedness is comprised of approximately: (i) $15.2 million of long term debt, net of deferred financing costs, classified as current due to the Company’s noncompliance with certain covenants under the Pinecone Credit Facility (as discussed below in this note) and the lender’s ability to exercise default-related rights and remedies, including the acceleration of the maturity of such debt; (ii) $4.2 million of senior debt associated with one facility in Oklahoma as described below maturing in April 2019, which we intend to seek to refinance as described below; (iii) $1.6 million of mortgage indebtedness included in the Company’s senior guaranteed debt; and (iv) other mortgage indebtedness of approximately $0.4 million. The Company anticipates net principal repayments of approximately $2.0 million (excluding the potential acceleration of the $15.2 million debt described above and the $4.2 million associated with one facility located in Oklahoma maturing in April 2019), during the next twelve-month period, which includes approximately $0.4 million of payments on other non-routine debt, and $1.6 million of routine debt service amortization.

The Company obtained an extension of the maturity date of the Company’s credit facility with Housing & Healthcare Finance, LLC (the “Quail Creek Credit Facility”), that is secured by a first mortgage on the real property and improvements constituting the Nursing & Rehabilitation Center located in Oklahoma City, Oklahoma, to April 30, 2019. The Company intends to seek to refinance the Quail Creek Credit Facility within the next twelve months, although there is no assurance that the Company will be able to do so on terms that are favorable to it or at all.

On February 15, 2018, the Company entered into a debt refinancing (“Pinecone Credit Facility”) with Pinecone Realty Partners II, LLC (“Pinecone”), with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties known as Attalla, College Park and Northwest (the “Facilities”), and provided additional surplus cash flow of $6.3 million for general corporate needs (see Note 9 – Notes Payable and Other Debt). The surplus cash flow from the Pinecone Credit Facility was used to fund $2.4 million of self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions, and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility refinancing is used for general corporate purposes.

On May 10, 2018, Pinecone notified the Company in writing (the “Default Letter”) that the Company was in default under certain financial covenants of the loan documents evidencing the Pinecone Credit Facility (the “Pinecone Loan Documents”). On May 18, 2018, the Company and certain of its subsidiaries entered into a forbearance agreement with Pinecone (the “Forbearance Agreement”), pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear for a specified period of time (the “Forbearance Period”) from exercising its default-related rights and remedies with respect to the events of default specified in the Default letter during the Forbearance Period.

The Forbearance Period terminated on July 6, 2018, because the Company did not satisfy the conditions set forth in the Forbearance Agreement requiring the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Default Letter and the Forbearance Agreement. Accordingly, as of such date, Pinecone is no longer required to forbear from exercising its default-related rights and remedies with respect to the specified defaults and may exercise all of its rights and remedies under the Pinecone Loan Documents. On July 18, 2018, the Company received another letter from Pinecone stating that, as a result of the termination of the Forbearance Period, Pinecone can accelerate all its outstanding loans under the Pinecone Credit Facility and the Company is obligated to pay interest on such loans at the default interest rate of 18.50% per annum.

The Company has not made certain required payments under the Pinecone Credit Facility due on August 1, 2018 in the amount of approximately $0.5 million, consisting of interest, default interest and specified fees and expenses payable under the Pinecone Loan Documents.

As a result of the occurrence of an event of default, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the applicable Pinecone Loan Documents, Pinecone may foreclose on the Collateral securing the Pinecone Credit Facility. The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $3.5 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in substantially all of Regional Health’s direct and indirect, wholly-owned subsidiaries (the “Pledged Subsidiaries”) have been pledged to Pinecone in connection with the Pinecone Credit Facility in order to secure repayment of the Pinecone Credit Facility. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations. As a result of the defaults existing under the Pinecone Credit Facility, Pinecone may, in addition to its other rights and remedies, remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, then such managers would control such subsidiaries and their assets and operations and could potentially restrict or prevent such subsidiaries from paying dividends or distributions to Regional Health. As a holding company with no significant operations, Regional Health relies primarily on dividends and distributions from the Pledged Subsidiaries to meet its obligations and pay dividends on its capital stock (when and as declared by the Board.)

The Pinecone Loan Documents provide that Pinecone’s rights and remedies upon an event of default are cumulative, and that Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Loan Documents or applicable law. The Company does not know which rights and remedies, if any, Pinecone may choose to exercise under the Pinecone Loan Documents or applicable law with respect to the existing events of default existing under the Pinecone Loan Documents. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and the Company’s ability to continue operations will be materially jeopardized. The Company is in ongoing negotiations with Pinecone to amend the Pinecone Credit Facility in a manner which would allow the Company to cure the defaults thereunder and to comply with the requirements of the Pinecone Loan Documents going forward. There is no assurance that an agreement with Pinecone regarding such amendment will be reached

There is no assurance that the Company will be able to comply with the requirements in the Pinecone Credit Facility. The Company’s ability to comply with the requirements under the Pinecone Credit Facility depends, in part, on the Company’s ability to obtain the cooperation of outside parties, which is not within the Company’s control. If Pinecone were to exercise any rights or remedies under the Pinecone Credit Facility with respect to any event of default, including the acceleration of the Company’s payment obligations thereunder, then it could have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

As of June 30, 2018, seven of the Company’s facilities were in arrears’ on their rent payments. The Company had issued default notices to the operators of five of such facilities located in Ohio and leased to affiliates of Beacon Health Management, LLC (“Beacon”). One such facility is located in North Carolina, and one such facility is located in South Carolina and leased to affiliates of Symmetry Healthcare Management, LLC (“Symmetry”) (for additional information with respect to such facilities, see Note 7 – Leases). Combined cash rental payments for all seven facilities total $0.4 million per month, or approximately 21% of our anticipated total monthly rental receipts. Management is currently in negotiations with the operators of such facilities to obtain payment of all unpaid rents and to implement plans to ensure the future payment of rent. Such plans may include replacing one or more of the current operators or negotiating a new agreement with one or more of the current operators to resume rent payments. If the Company agrees to additional or revised terms with any current operator, such terms may be less favorable to the Company than the terms provided in the current lease.  Management believes that the Company will attain a resolution that allows for the resumption of rent at all seven facilities within a relatively short time frame, but there is no assurance that the Company will be able to do so. If the Company is unable to resume collection of rent with respect to the seven facilities, it will hinder the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months, the likelihood that the Company will be able to comply with the requirements in the Pinecone Credit Facility and Pinecone’s remedies in the event of non-compliance, as well as the Company’s recurring business operating expenses.

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

The Company plans to continue to undertake measures to refinance certain loans, including the Pinecone Credit Facility, and to streamline its cost infrastructure. There is no assurance however, that these efforts will be successful. Due to the inherent risks, unknown results, and significant uncertainties associated with each of these matters along with the direct correlation between these matters and the Company’s ability to satisfy the financial obligations that may arise over the applicable one-year period, the Company is unable to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

NOTE 4.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	June 30, 2018	December 31, 2017
Cash	$2,737	$1,818

Restricted cash:
Cash collateral	18	63
Replacement reserves	293	260
Escrow deposits	683	637
Total current portion	994	960
Restricted cash for debt obligations	365	405
HUD and other replacement reserves	2,228	2,176
Total noncurrent portion	2,593	2,581
Total restricted cash	3,587	3,541

Total cash and restricted cash	$6,324	$5,359

Cash collateral—In securing mortgage financing from certain lending institutions, the Company and certain of its wholly-owned subsidiaries are required to deposit cash to be held as collateral in accordance with the terms of such loan agreements.

Replacement reserves—Cash reserves set aside for non-critical building repairs for completion within the next 12 months, pursuant to loan agreements.

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

NOTE 5.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	June 30, 2018	December 31, 2017
Buildings and improvements	5-40	$89,709	$89,665
Equipment and computer related	2-10	10,310	10,893
Land	—	4,268	4,248
Construction in process	—	252	49
		104,539	104,855
Less: accumulated depreciation and amortization		(25,006)	(23,642)
Property and equipment, net		$79,533	$81,213

The following table summarizes total depreciation and amortization expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2018	2017	2018	2017
Depreciation	$798	$832	$1,606	$1,629
Amortization	362	339	775	677
Total depreciation and amortization expense	$1,160	$1,171	$2,381	$2,306

NOTE 6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2017
Gross	$22,811	$2,471	$7,181	$32,463
Accumulated amortization	(4,166)	—	(4,994)	(9,160)
Net carrying amount	$18,645	$2,471	$2,187	$23,303
Amortization expense	(341)	—	(434)	(775)
Balances, June 30, 2018
Gross	22,811	2,471	7,181	32,463
Accumulated amortization	(4,507)	—	(5,428)	(9,935)
Net carrying amount	$18,304	$2,471	$1,753	$22,528

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).

The following table summarizes amortization expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2018	2017	2018	2017
Bed licenses	$170	$172	$341	$343
Lease rights	192	167	434	334
Total amortization expense	$362	$339	$775	$677

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2018(a)	$342	$333
2019	683	667
2020	683	482
2021	683	203
2022	683	68
Thereafter	15,230	-
Total expected amortization expense	$18,304	$1,753

(a)	Estimated amortization expense for the year ending December 31, 2018, includes only amortization to be recorded after June 30, 2018.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	June 30, 2018	December 31, 2017
Goodwill	$2,945	$2,945
Accumulated impairment losses	(840)	(840)
Net carrying amount	$2,105	$2,105

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7.	LEASES

Operating Leases

The Company leases eleven skilled nursing facilities from unaffiliated owners under non-cancelable leases, all of which have rent escalation clauses and provisions requiring payment of real estate taxes, insurance and maintenance costs by the lessee. Each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Suwanee, Georgia and Atlanta, Georgia. The Atlanta office space is subleased to a third-party tenant.

As of June 30, 2018, the Company is in compliance with all operating lease financial covenants.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)
2018 (a)	$4,218
2019	8,528
2020	8,677
2021	8,830
2022	9,026
Thereafter	37,430
Total	$76,709
(a)	Estimated minimum lease payments for the year ending December 31, 2018 include only payments to be paid after June 30, 2018.

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

Arkansas Leases and Facilities.  Until February 3, 2016, the Company subleased nine facilities located in Arkansas (the “Arkansas Facilities”) to affiliates of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Effective February 3, 2016, the Company terminated each Aria Sublease due to the applicable Aria affiliate’s failure to pay rent pursuant to the terms of such sublease. From April 1, 2016 to October 6, 2016, the Company leased the Arkansas Facilities to Skyline Healthcare LLC (“Skyline”), pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”). The term of the Skyline Lease commenced on April 1, 2016. In connection with the Skyline Lease, the Company entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which Mr. Schwartz, or an entity designated by Mr. Schwartz (the “Purchaser”), had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, consisting of cash consideration in the amount of $52.0 million and a promissory note with a principal amount of $3.0 million and a maturity date of March 31, 2022 (the “Skyline Note”). The Company completed the sale of the Arkansas Facilities to the Purchaser on October 6, 2016 in accordance with the terms of the Option Agreement. The Skyline Note is guaranteed by Joseph Schwartz and Roselyn Schwartz (collectively, the “Guarantors”), pursuant to a Guaranty Agreement, dated September 30, 2016 (the “Guaranty”), executed by the Guarantors in favor of the Company (see Part II, Item 8, Financial Statements and Supplementary Data Note 10 – Acquisitions and Dispositions included in the Annual Report).

In connection with the closing of the sale of the Arkansas Facilities, the Company entered into a Subordination and Standstill Agreement, dated September 26, 2016 (the “Subordination Agreement”), with the Canadian Imperial Bank of Commerce (formerly the PrivateBank and Trust Company), as agent for the lenders specified therein (collectively, the “Lenders”). Pursuant to the Subordination Agreement, the Company agreed to subordinate its claims and rights to receive payment under the Skyline Note or any document which may evidence or secure the indebtedness evidenced by such note, other than the Guaranty (collectively, the “Subordinated Debt”), to the claims and rights of the Lenders to receive payment under certain revolving loans, with an initial aggregate principal amount of $6.0 million, and certain term loans, with an aggregate principal amount of $45.6 million (collectively, the “Loans”), each extended by certain of the Lenders to affiliates of Skyline (collectively, the “Skyline Borrowers”). Pursuant to the Subordination Agreement, the Company may not accept payment of the Subordinated Debt, or take any action to collect such payment, if: (i) the Company has received notice from the Lenders that the Skyline Borrowers have failed to meet a specified financial covenant with respect to the Loans; or (ii) a default has occurred or is continuing with respect to the Loans. Pursuant to the Guaranty, the Guarantors have agreed to pay the outstanding principal amount of the Skyline Note, together with all accrued and unpaid interest: (x) on the date on which the Skyline Borrowers or an affiliate thereof repays or refinances any of the Loans; (y) on the date on which the Skyline Borrowers or its affiliates sells any of the Arkansas Facilities which the Skyline Borrowers or its affiliates purchased with proceeds from the Loans; or (z) upon written notice from the Company to the Guarantors any time on or after the two year anniversary of the Skyline Note. As of the date of filing, the Company has not received written notice from the Lenders regarding conditions prohibiting repayment of the Skyline Note.

On April 24, 2018, Skyline entered into a management contract with a third-party to manage the Arkansas Facilities. The Company is negotiating an arrangement with such third-party, pursuant to which the Company would: (i) accept a cash payment from such third-party, within the next few months, in full satisfaction of the Skyline Note at a discount from the full amount outstanding thereunder, and (ii) agree to release the Guarantors from their obligations under the Guaranty. The Company estimates the recoverable amount of the Skyline Note as of June 30, 2018 to be approximately $1.0 million. Consequently, during the six months ended June 30, 2018, the Company recorded an allowance of $2.0 million, on the Skyline Note leaving a net balance on the Skyline Note of $1.0 million.

Beacon. On August 1, 2015, the Company entered into a lease inducement fee agreement with certain affiliates (collectively, the "Beacon Affiliates") of Beacon, pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain Beacon Affiliates (collectively “Beacon Sublessee”) to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). As of June 30, 2018, the balance of the Beacon Lease Inducement was approximately $0.5 million. On April 24, 2018, five Beacon affiliates (the “Ohio Beacon Affiliates”) informed the Company in writing that they would no longer be operating five (four owned and one leased by the Company) of the Company’s facilities located in Ohio (the “Ohio Beacon Facilities”) and that they would surrender operation of such facilities to the Company on June 30, 2018. As of the date of filing, the Ohio Beacon Affiliates have not surrendered possession of the Ohio Beacon Facilities. The Company intends to enforce its rights under the applicable sublease agreements for the Ohio Beacon Facilities and pursue all remedies available to it under such sublease agreements and applicable law. Consequently, the Company is recognizing revenue on a cash basis with respect to the Ohio Beacon Facilities. During the first quarter of 2018, the Company expensed approximately $0.7 million straight-line rent asset, recorded an allowance of $0.5 million against the Beacon Lease Inducement and recorded approximately $0.3 million allowance for other receivables. The Company is in negotiations with suitably qualified replacement operators for such facilities.

The annualized 2018 cash rent under the lease agreements for the Ohio Beacon Facilities is shown below:

			Initial Lease Term		2018 Cash	2018 Cash
	Operating		Commencement	Expiration	Annual Rent	Annual Rent
Facility Name	Beds/Units	Structure	Date	Date	(Amounts in 000’s)	% of Total Expected
Ohio
Covington Care	94	Leased	8/1/2015	4/30/2025	$818	3.7%
Eaglewood ALF	80	Owned	8/1/2015	7/31/2025	764	3.4%
Eaglewood Care Center	99	Owned	8/1/2015	7/31/2025	764	3.4%
H&C of Greenfield	50	Owned	8/1/2015	7/31/2025	382	1.7%
The Pavilion Care Center	50	Owned	8/1/2015	7/31/2025	382	1.7%
Total	373				$3,110	13.9%

Symmetry. On June 27, 2018, the Company notified Blue Ridge on the Mountain, LLC (the “Mountain Trace Tenant”), an affiliate of Symmetry if it continued to breach the payment terms of the lease agreement under which it leases the Company’s 106 bed, skilled nursing facility located in Sylvia, North Carolina (the “Mountain Trace Facility”), that nonpayment would constitute an event of default. The Mountain Trace Tenant has not paid approximately $0.2 million in rent owed for the three month period ended June 30, 2018. The Company intends to enforce its rights under the lease agreement for the Mountain Trace Facility and pursue all remedies available to it under such lease agreement and applicable law. Consequently, the Company is recognizing revenue on a cash basis with respect to the Mountain Trace Facility and has expensed approximately $0.5 million of straight-line rent asset. The Company is currently in negotiations with a suitably qualified replacement operator to take possession of the Mountain Trace Facility on September 1, 2018. There is no assurance that the Company will be able to execute a new lease with respect to the Mountain Trace Facility on substantially equivalent terms to the current lease agreement or at all or that, if a new lease is executed, the new tenant will be able to take possession of the Mountain Trace Facility on September 1, 2018.

Symmetry dispute. The Company is currently in negotiations with Symmetry regarding their assertion that the Company is in material breach of each of the lease agreements (which expire in 2030), with regard to deferred maintenance, under which all three of the Symmetry affiliated tenants lease from the Company. Pursuant to the aforementioned dispute, Symmetry is withholding rental payments. On June 27, 2018, the Company notified Blue Ridge of Sumter, LLC (the “Sumter Tenant”), an affiliate of Symmetry if it continued to breach the payment terms of the lease agreement under which it leases the Company’s 96 bed, skilled nursing facility located in Sumter, South Carolina (the “Sumter Facility”) that nonpayment would constitute an event of default. The Sumter Tenant has not paid approximately $0.1 million in rent owed for two of the three months for the period ended June 30, 2018. In addition Blue Ridge in Georgetown, LLC (the “Georgetown Tenant”), which it leases the Company’s 84 bed, skilled nursing facility located in Georgetown, South Carolina (the “Georgetown Facility”), has not paid rent for July and August 2018. There is no assurance that the Company will be able to successfully resolve the dispute and obtain payment of all unpaid rents and to implement plans to ensure future payment of rent, if we are unable to resolve the dispute, the collection of approximately $1.0 million (of asset balances shown in the table below) is at risk. If the Company agrees to additional or revised terms with the Sumter Tenant or Georgetown Tenant, such terms may be less favorable to the Company than the terms provided in the current lease.

Balances, net of allowances as of June 30, 2018 and annualized cash rent under the lease agreements for the Symmetry affiliated facilities is shown below:

(Amounts in 000’s)
Facility Name	Revenue Recognition	Straight-Line Rent Asset	Other Receivables	2018 Cash Annual Rent	% of Total Expected 2018 Cash Annual Rent
North Carolina
Mountain Trace	Cash basis	$—	$—	$742	3.3%
South Carolina
Sumter	Straight-line	513	288	836	3.8%
Georgetown	Straight-line	205	37	338	1.5%
		$718	$325	$1,916	8.6%

Peach Health. On June 18, 2016, the Company entered into a master sublease agreement, as amended on March 30, 2018, (the “Peach Health Sublease”) with affiliates (collectively, “Peach Health Sublessee”) of Peach Health Group, LLC (“Peach Health”), providing that Peach Health Sublessee would take possession of and operate three facilities located in Georgia (the “Peach Facilities”) as subtenant. The Peach Facilities are comprised of: (i) an 85-bed skilled nursing facility located in Tybee Island, Georgia (the “Oceanside Facility”); (ii) a 50-bed skilled nursing facility located in Tybee Island, Georgia (the “Savannah Beach Facility”); and (iii) a 131-bed skilled nursing facility located in Jeffersonville, Georgia (the “Jeffersonville Facility”).

In connection with the Peach Health Sublease, the Company extended a line of credit to Peach Health Sublessee for up to $1.0 million for operations at the Peach Facilities (the “Peach Line”), with an initial interest rate of 13.5% per annum, which increases by 1% per annum. The Peach Line had a maturity date one year from the date of the first disbursement and is secured by a first priority security interest in Peach Health Sublessee’s assets and accounts receivable. On April 6, 2017, the Company modified certain terms of the Peach Line in connection with Peach Health Sublessee securing a $2.5 million revolving working capital loan from a third party lender (the “Peach Working Capital Facility”), subsequently capped at $1.75 million, which matures April 5, 2020. The Peach Working Capital Facility is secured by Peach Health Sublessee’s eligible accounts receivable, and all collections on the eligible accounts receivable are remitted to a lockbox controlled by the lender. The modifications of the Peach Line include: (i) reducing the loan balance to $0.8 million and restricting further borrowings; (ii) extending the maturity date to October 1, 2020 and adding a six month extension option by Peach Health Sublessee, subject to certain conditions; (iii) increasing the interest rate from 13.5% per annum by 1% per annum; and (iv) establishing a four-year amortization schedule. Payment of principal and interest under the Peach Line is governed by certain financial covenants limiting distributions under the Peach Working Capital Facility. Furthermore, the Company guaranteed Peach Health Sublessee’s borrowings under the Peach Working Capital Facility subject to certain burn-off provisions (i.e., the Company’s obligations under such guaranty cease after the later of 18 months or achievement of a certain financial ratio by Peach Health Sublessee). The Company is obligated to pay the outstanding balance on the Peach Working Capital Facility (after application of all eligible accounts receivable collections by the lender) if Peach Health Sublessee fails to comply with the Peach Working Capital Facility obligations and covenants. Fair value of the liability using the expected present value approach is immaterial.

At June 30, 2018, there was approximately $1.0 million outstanding on the Peach Line.

Future minimum lease receivables from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31, are as follows:

(Amounts in 000's) (a)
2018 (a)	$10,014
2019	18,887
2020	19,325
2021	19,808
2022	20,305
Thereafter	96,697
Total	$185,036

(a)	Estimated minimum lease payments for the year ending December 31, 2018 include only payments to be paid after June 30, 2018.

For further details regarding the Company’s leased and subleased facilities to third-party operators, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7 - Leases and Note 10 – Acquisitions and Dispositions included in the Annual Report.

NOTE 8.	ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	June 30, 2018	December 31, 2017
Accrued employee benefits and payroll-related	$277	$290
Real estate and other taxes	772	423
Self-insured reserve (1)	2,099	5,077
Accrued interest	382	260
Other accrued expenses	1,530	972
Total accrued expenses and other	$5,060	$7,022

(1)

The Company self-insures against professional and general liability claims and uses a third party administrator and outside counsel to manage and defend the claims. Additionally, for the year ended December 31, 2017, $0.2 million was accrued in “Other liabilities” in the Company’s consolidated balance sheets for amounts due in excess of twelve months,  (see Note 13 - Commitments and Contingencies).

NOTE 9.	NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, Financial Statements and Supplementary Data, Note 9 – Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	June 30, 2018	December 31, 2017
Senior debt—guaranteed by HUD	$33,274	$33,685
Senior debt—guaranteed by USDA (a)	13,934	20,320
Senior debt—guaranteed by SBA (b)	678	2,210
Senior debt—bonds	6,960	7,055
Senior debt—other mortgage indebtedness	25,342	9,486
Other debt	959	1,050
Convertible debt	—	1,500
Subtotal	81,147	75,306
Deferred financing costs	(3,602)	(2,027)
Unamortized discount on bonds	(170)	(177)
Total debt	77,375	73,102
Less: current portion of debt	21,399	8,090
Notes payable and other debt, net of current portion	$55,976	$65,012

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2018	December 31, 2017
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,274	$1,329
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,094	2,127
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,276	5,334
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,191	8,283
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,121	7,199
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,604	3,644
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,714	5,769
Total					$33,274	$33,685
Senior debt - guaranteed by USDA (c)
Attalla (e)	Metro City	09/30/2035	Prime + 1.50%	5.50%	$—	$6,169
Coosa	Metro City	09/30/2035	Prime + 1.50%	5.50%	5,473	5,562
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	5.75%	4,196	4,260
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.00%	4,265	4,329
Total					$13,934	$20,320
Senior debt - guaranteed by SBA (d)
College Park (e)	CDC	10/01/2031	Fixed	2.81%	$—	$1,523
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	5.75%	678	687
Total					$678	$2,210

(a)

Represents cash interest rates as of June 30, 2018 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.08% to 0.53% per annum.

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

(d)	For each of the two facilities, the Company has a term loan with a financial institution, which is insured 75% by the SBA.
(e)	On February 15, 2018, the Company repaid these loans with proceeds from the Pinecone Credit Facility.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2018	December 31, 2017
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,610	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	350	445
Total					$6,960	$7,055

(a)	Represents cash interest rates as of June 30, 2018. The rates exclude amortization of deferred financing of approximately 0.26% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		June 30, 2018	December 31, 2017
Senior debt - other mortgage indebtedness
Quail Creek (c)	Congressional Bank	04/30/2019	LIBOR + 4.75%	5.75%	$4,215	$4,314
Northwest (d)	First Commercial	07/31/2020	Prime	5.00%	—	1,122
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,984	4,050
College Park	Pinecone (b)	08/15/2020	Fixed	13.50%	2,635	—
Northwest	Pinecone (b)	08/15/2020	Fixed	13.50%	2,108	—
Attalla	Pinecone (b)	08/15/2020	Fixed	13.50%	8,705	—
Adcare Property Holdings	Pinecone (b)	08/15/2020	Fixed	13.50%	3,695	—
Total					$25,342	$9,486

(a)

Represents cash interest rates as of June 30, 2018 as adjusted for applicable interest rate floor limitations, if applicable.     The rates exclude amortization of deferred financing costs which range from approximately 0.3% to 5.41% per annum and excludes the 5.5% finance fee described below.

(b)

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. The amounts above include a combined 5.5% finance fee of approximately $0.9 million due upon maturity (for further information see “Pinecone Credit Facility” below in this Note). Effective July 7, 2018, interest on such loans is at the default interest rate of 18.50% per annum.

(c)	On April 30, 2018, the Company extended the maturity date of the Quail Creek Credit Facility to April 30, 2019.
(d)	On February 15, 2018, the Company repaid this loan with proceeds from the Pinecone Credit Facility.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		June 30, 2018	December 31, 2017
Other debt
First Insurance Funding	03/01/2019	Fixed	4.24%	$140	$20
Key Bank	08/02/2019	Fixed	0.00%	495	495
McBride Note (a)	09/30/2019	Fixed	4.00%	190	264
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	—	42
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	134	229
Total				$959	$1,050

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

(Amounts in 000’s)
Facility	Maturity	Interest Rate		June 30, 2018	December 31, 2017
Convertible debt
Issued July 2012 (a)	04/30/2018	Fixed	14.00%	$—	$1,500
Total				$—	$1,500

(a)	On February 15, 2018, the Company repaid the outstanding principal balance to Cantone Asset Management, LLC, together with accrued interest thereon, with proceeds from the Pinecone Credit Facility.

Pinecone Credit Facility

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

*Excludes 5.5% finance fee due upon maturity

The maturity date of the Pinecone Credit Facility is August 15, 2020 and it originally bore interest at a fixed rate equal to 10% per annum for the first three months after the Closing Date and at a fixed rate equal to 12.5% per annum thereafter, subject to adjustment upon an event of default and specified regulatory events. The Pinecone Credit Facility is secured by, among other things, first priority liens on the Facilities and all tangible and intangible assets of the borrowers owning the Facilities, including all rent payments received from the operators thereof (the “Collateral”). Accrued and unpaid interest on the outstanding principal amount of the Pinecone Credit Facility is payable in consecutive monthly installments. Unless accelerated by Pinecone, the entire unpaid principal amount of the Pinecone Credit Facility is due on the maturity date, together with all accrued and unpaid interest and a finance fee equal to 3% of the original principal amount.

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

The Pinecone Credit Facility and the related documentation provide for customary events of default. Upon the occurrence of certain events of default, Pinecone can declare: (i) the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable, immediately due and payable; (ii) increase the interest rate to 18.5%; and (iii) foreclose on the Collateral.

On May 10, 2018, management was notified by Pinecone that the certain events of default under the Pinecone Credit Facility had occurred and were continuing. On May 18, 2018, the Company and Pinecone entered into the Forbearance Agreement, pursuant to which Pinecone agreed, subject to terms and conditions set forth in the Forbearance Agreement, to forbear from exercising its default-related rights and remedies with respect to specified events of default under the Pinecone Credit Facility during the Forbearance Period. The Forbearance Agreement outlined a plan of correction whereby the Company could regain compliance under the Pinecone Credit Facility. Requirements set forth in the Forbearance Agreement included, among other things, the hiring of a special consultant to advise management on operational improvements and to assist in coordinating overall company strategy. Pursuant to the Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Credit Facility.  Such amendments, among other things: (i) eliminate the Company’s obligation to complete certain lease assignments to suitably qualified replacement operators; (ii) require the payment of a specified “break-up fee” upon certain events, including prepayment of the Pinecone Credit Facility or a change of control; (iii) increase the ongoing interest rate from 12.5% per annum to 13.5% effective May 18, 2018; and (iv) increase the outstanding principal balance of the Pinecone Credit Facility by 2.5%, as of the Forbearance Date.

The Forbearance Period terminated on July 6, 2018 because the Company did not satisfy the condition set forth in the Forbearance Agreement requiring the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Forbearance Agreement. Accordingly, as of such date, Pinecone is no longer required to forbear from exercising its default-related rights and remedies with respect to the specified defaults and may exercise all of its rights and remedies under the Pinecone Credit Facility (including the application of an additional 5% interest on the outstanding loans under the Pinecone Credit Facility, the acceleration of such outstanding loans or foreclose on the Collateral).

On July 18, 2018, the Company received a letter from Pinecone in which it states that, as a result of the termination of the Forbearance Period, Pinecone can accelerate its outstanding loans under the Pinecone Credit Facility and the Company is obligated to pay interest on such loans at the default interest rate of 18.50% per annum.

For further information, see Note – 3 Liquidity.

Debt Covenant Compliance

As of June 30, 2018, the Company had approximately 23 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

The Company is in compliance with its debt covenants other than those in the Pinecone Credit Facility. The Company was not in compliance with various non-financial covenants and the combined fixed charge coverage ratio required under the Pinecone Credit Facility as of June 30, 2018. The Pinecone Credit Facility requires the Company maintain a combined fixed charge coverage ratio of 1.2, and the Company’s combined fixed charge coverage ratio was equal to 0.9 as of June 30, 2018. As of the date of filing the Company has no waiver from Pinecone with respect to such covenant violations. For further information, see Note 3 – Liquidity.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities for the twelve months ended June 30 of the respective year:

For the twelve months ended June 30,	(Amounts in 000’s)
2019	$6,177
2020	2,152
2021 (1)	18,843
2022	5,187
2023	1,716
Thereafter	47,072
Subtotal	$81,147
Less: unamortized discounts	(170)
Less: deferred financing costs, net	(3,602)
Total notes and other debt	$77,375

(1)	Unless accelerated by Pinecone, the Pinecone Credit Facility matures on August 15, 2020.

NOTE 10.	DISCONTINUED OPERATIONS

For discontinued operations, cost of services, primarily accruals for professional and general liability claims and bad debt expense are classified in the activities below. For a historical listing and description of the Company’s discontinued entities, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11 – Discontinued Operations included in the Annual Report.

The following table summarizes the activity of discontinued operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2018	2017	2018	2017
Cost of services	$342	$597	$394	$1,006
Interest expense, net	2	7	5	11
Net loss	$(344)	$(604)	$(399)	$(1,017)

NOTE 11.	COMMON AND PREFERRED STOCK

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

During the six months ended June 30, 2017, the Company repurchased 118,199 shares of the common stock pursuant to the November 2016 Repurchase Program for $0.2 million at an average price of $1.54 per share, exclusive of commissions and related fees, and made no repurchases during the three months ended June 30, 2017 or the three and six months ended June 30, 2018. During the three and six months ended June 30, 2018 and 2017, respectively, the Company made no repurchases of the Series A Preferred Stock.

Preferred Stock Offerings and Dividends

No dividends were declared or paid on the Series A Preferred Stock for the three and six months ended June 30, 2018. Dividends declared and paid on shares of the Series A Preferred Stock were $0.68 per share per quarter, or $1.9 million and $3.8 million respectively, for the three and six months ended June 30, 2017.

As of June 30, 2018, as a result of the suspension of the dividend payment on the Series A Preferred Stock for the fourth quarter 2017 and the first and second quarter 2018 dividend periods, the Company has $5.7 million of undeclared preferred stock dividends in arrears, or $1.9 million per quarter.  On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on March 31, June 30, September 30, and December 31, of each year. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board.  If the Company fails to pay cash dividends on the outstanding Series A Preferred Stock in full for any four consecutive or non-consecutive dividends periods, then (i) the annual dividend rate on the Series A Preferred Stock will be increased to 12.875%, commencing on the first day after the missed fourth quarterly payment and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Company’s Amended and Restated Articles of Incorporation.

As of June 30, 2018, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances. The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

For historical information regarding the Series A Preferred Stock, the Company’s former “at-the-market” offering program and prior share repurchase programs, see Part II, Item 8, Financial Statements and Supplementary Data, Note 12 – Common and Preferred Stock included in the Annual Report.

NOTE 12.	STOCK BASED COMPENSATION

For the three and six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s)	2018	2017	2018	2017
Employee compensation:
Restricted stock	$4	$(84)	$7	$34
Warrants	—	(56)	—	4
Total employee stock-based compensation expense	$4	$(140)	$7	$38
Non-employee compensation:
Board restricted stock	$41	$48	$69	$92
Board stock options	—	12	—	24
Total non-employee stock-based compensation expense	$41	$60	$69	$116
Total stock-based compensation expense	$45	$(80)	$76	$154

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 2,027,393 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of June 30, 2018, the number of securities remaining available for future issuance is 233,296.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

For the three and six months ended June 30, 2018 and 2017, there were no issuances of common stock options or warrants.

Common Stock Options

The following table summarizes the Company’s common stock option activity for the six months ended June 30, 2018:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2017	181	$3.98	6.4	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, June 30, 2018	181	$3.98	5.9	$—

The following table summarizes the common stock options outstanding and exercisable as of June 30, 2018:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, June 30, 2018	Weighted Average Exercise Price
$1.31 - $3.99	115	6.2	$3.90	115	$3.90
$4.00 - $4.30	66	5.2	$4.12	66	$4.12
Total	181	5.9	$3.98	181	$3.98

Common Stock Warrants

The following table summarizes the Company’s common stock warrant activity for the six months ended June 30, 2018:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2017	1,019	$3.79	4.7	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, June 30, 2018	1,019	$3.79	4.2	$—

The following table summarizes the common stock warrants outstanding and exercisable as of June 30, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, June 30, 2018	Weighted Average Exercise Price
$0 - $1.99	110	1.4	$1.93	110	$1.93
$2.00 - $2.99	110	1.4	$2.57	110	$2.57
$3.00 - $3.99	274	2.9	$3.71	274	$3.71
$4.00 - $4.99	502	6.0	$4.42	502	$4.42
$5.00 - $5.90	23	4.9	$5.90	23	$5.90
Total	1,019	4.2	$3.79	1,019	$3.79

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the three and six months ended June 30, 2018:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2017	152	$1.83
Granted	490	$0.30
Vested	(61)	$1.85
Forfeited	—	$—
Unvested, June 30, 2018	581	$0.54

For restricted stock unvested at June 30, 2018, $0.2 million in compensation expense will be recognized over the next 1.9 years.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of June 30, 2018, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) and are operational (see Note 7 - Leases).

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

Professional and General Liability Claims. As of June 30, 2018, the Company is a defendant in 20 professional and general liability actions primarily commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. During the quarter ended June 30, 2018, the Company has settlements in principal with respect to seven of these actions, subject to certain conditions, as discussed below. Of the 13 actions not subject to settlement in principle, one such action is covered by insurance, except that any award of punitive damages would be excluded from such coverage and one such action was commenced on behalf of former employees.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to 25 actions filed in the State of Arkansas which were pending on such date. (As discussed below, as of June 30, 2018, 18 of such actions have been dismissed with prejudice and seven of such actions remain subject to a settlement in principle. Each mediation settlement agreement provides for payment by the Company of a specified settlement amount, which settlement amount with respect to each action was deposited into the mediator’s trust account. The aggregate settlement amount for all such 25 actions before related insurance proceeds is $5.2 million. The settlement of each such action must be individually approved by the probate court, and the settlement of one action is not conditioned upon receipt of the probate court’s approval with respect the settlement of any other action. Upon the probate court approving, with respect to a particular action, the settlement and an executed settlement and release agreement, the settlement amount with respect to such action will be disbursed to the plaintiff’s counsel. Under the settlement and release agreement with respect to a particular action, the Company will be released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities.

In connection with a dispute between the Company and the Company’s former commercial liability insurance provider regarding, among other things, the Company’s insurance coverage with respect to the 25 actions filed in the State of Arkansas, the former insurer filed a complaint in May 2016 against the Company seeking, among other things, a determination that the former insurer had properly exhausted the limits of liability of certain of the Company’s insurance policies issued by the former insurer, and the Company subsequently filed a counterclaim against the former insurer regarding such matters (collectively, the “Coverage Litigation”).  On March 12, 2018, the former insurer and the Company entered into a settlement agreement (the “Coverage Settlement Agreement”), providing for, among other things, a settlement payment by the former insurer in the amount of approximately $2.8 million (the “Insurance Settlement Amount”), the dismissal with prejudice of the Coverage Litigation, a customary release of claims by the former insurer and the Company, and agreement that that the former insurer has exhausted the policies’ respective limits of liability and has no further obligations under the policies. Pursuant to the Coverage Settlement Agreement: (i) on March 16, 2018, the former insurer deposited the Insurance Settlement Amount into the trust account of the mediator with respect to the 25 actions; and (ii) on March 20, 2018, the former insurer and the Company caused the Coverage Litigation, including the counterclaim, to be dismissed with prejudice.

Assuming, and subject to, the approval by the probate court of the settlement of the remaining seven actions subject to the agreement in principal and filed in the State of Arkansas and related matters, and the satisfaction of the other conditions with respect thereto, the Company will pay, net of the Insurance Settlement Amount, an aggregate of approximately $2.4 million in settlement of all 25 actions subject to the settlement in principle. The probate court approved settlements with respect to 15 of the 25 Arkansas actions during the quarter ended June 30, 2018 (having approved three in the first quarter of 2018), and approximately $3.3 million and $0.5 million, respectively, was paid from the mediator’s trust account in such settlements. The Company gives no assurance that the probate court will approve the settlement of the remaining seven Arkansas actions pending approval or that the other conditions to such settlements will be satisfied, or that such actions will be settled on the terms described herein or at all.

In the second quarter of 2018, the Company settled one professional and general liability action (other than those subject to mediation settlement agreements as discussed above) for a total of $50,000, payable in 10 monthly instalments commencing July 2018.

In the second quarter of 2018, the Company was notified of one employment related action filed against the Company related to one of the Company’s discontinued operations. On August 1, 2018 the Company responded requesting dismissal without prejudice on multiple grounds, including being barred by the applicable statute of limitation.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $2.1 million and $5.1 million at June 30, 2018 and December 31, 2017, respectively. Additionally as of June 30, 2018 and December 31, 2017, $0.6 million and $0.5 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets, and $0.2 million as of December 31, 2017, was reserved for settlement amounts in “Other liabilities”. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies included in the Annual Report.

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

On April 21, 2017, the Company moved for relief from the automatic stay seeking release of its collateral, the Debtors’ accounts and their proceeds, the value of which the trustee has represented as a total of approximately $0.8 million. The Chapter 7 trustee and another creditor opposed the Company’s motion in May 2017.  In its objection, the Chapter 7 trustee asserts that the Company is not entitled to any of the $0.8 million with respect to the HAH Note. In addition to opposing the Company’s claim to the $0.8 million, the Chapter 7 trustee has also indicated he was investigating avoidance claims against the Company with respect to funds the Company received from the Debtors prior to the bankruptcy filings. On March 28, 2018, such avoidance case was filed, requesting relief in an amount of $4.7 million, which the Company believes to be without merit and intends to vigorously defend against. The case is scheduled for a hearing during February 2019. For the year ended December 31, 2017, the Company has charged approximately $0.6 million to bad debt expense on the HAH Note. The Company believes it acted in good faith and as it is the only secured creditor believes that the remaining balance on the HAH Note is collectible. There is no guarantee that the bankruptcy court will approve repayment of the HAH Note to the Company or that the Company will prevail in the avoidance action that has been filed against it.

Employer Shared Responsibility Payment

On April 2, 2018, the Company received notification from the Internal Revenue Service (“IRS”), on Letter 226-J, that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $2.9 million for the year ended December 31, 2015. On April 10, 2018, the Company responded to the IRS with appropriate documentation to prove the Company has no ESRP liability, and on May 8, 2018, the Company received written confirmation from the IRS that is in agreement with the Company’s findings.

NOTE 14.	RELATED PARTY TRANSACTIONS

McBride Matters

During the three months ended June 30, 2018, the Company paid $39,082 to Mr. McBride, the Company’s former Chief Executive Officer and a former director, pursuant a Settlement Agreement and Mutual Release the Company entered into with Mr. McBride on September 26, 2017.

For additional information regarding the Company’s related party transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 18 – Related Party Transactions included in the Annual Report.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. The Company’s actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including the Company’s critical accounting policies and risks and uncertainties related to, but not limited to, the operating results of the Company’s tenants, the overall industry environment and the Company’s financial condition. These and other risks and uncertainties are described in more detail in the Annual Report and in Part II, Item 1A of this Quarterly Report, as well as other reports that the Company files with the SEC.

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of June 30, 2018, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Liquidity

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations (assuming that new tenants, for the Ohio Beacon Facilities, are in place by the end of the fourth quarter of 2018), and debt refinancing during the twelve months from the date of this filing. At June 30, 2018, the Company had $2.7 million in unrestricted cash. During the six months ended June 30, 2018, the Company generated positive cash flow from continuing operations of $1.2 million. On June 8, 2018, the Board indefinitely suspended dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears for the fourth quarter 2017, and the first and second quarter 2018 dividend periods. On July 18, 2018, the Company received a letter from Pinecone in which it states that, as a result of the termination of the Forbearance Period, Pinecone can accelerate its outstanding loans under the Pinecone Credit Facility and the Company is obligated to pay interest on such loans at the default interest rate of 18.50% per annum. For information regarding the Pinecone Credit Facility, see Note 9 – Notes Payable and Other Debt and Note 3 – Liquidity, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report

Portfolio

The following table provides summary information regarding the number of facilities and related operational beds/units as of June 30, 2018:

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

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of June 30, 2018:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management	8	936
Beacon Health Management (2)	7	585
Wellington Health Services	4	641
Peach Health Group	3	252
Symmetry Healthcare (3)	3	286
Southwest LTC	2	197
Subtotal	27	2,897
Regional Health Managed	3	332
Total	30	3,229

(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 7 – Leases located in Part I, Item 1, Financial Statements, of this Quarterly Report; Part II, Item 8, Financial Statements and Supplementary Data, Note 7 – Leases included in the Annual Report; and “Portfolio of Healthcare Investments” included in Part I, Item 1, Business included in the Annual Report.

(2)

On April 24, 2018, the Company received notice from the Ohio Beacon Affiliates, that they would no longer be operating the Ohio Beacon Facilities commencing July 1, 2018 (although they have continued to operate such facilities beyond such date and are now expected to cease operations of such facilities on August 31, 2018). The Company is currently in negotiations with suitably qualified replacement operators to take possession of the Ohio Beacon Facilities on September 1, 2018. There is no assurance that the Company will be able to execute new leases with respect to the Ohio Beacon Facilities on substantially equivalent terms to the current sublease agreements or at all or that, if new leases are executed, the new tenants will be able to take possession of the Ohio Beacon Facilities on September 1, 2018.

(3)

On June 27, 2018, the Company notified the Mountain Trace Tenant, if it continued to breach the payments terms under the lease agreement for the Company’s Mountain Trace Facility, that nonpayment would constitute an event of default. The Company is currently in negotiations with suitably qualified replacement operators to take possession of the Mountain Trace Facility on September 1, 2018. There is no assurance that the Company will be able to execute a new lease with respect to the Mountain Trace Facility on substantially equivalent terms to the current lease agreement for such facility or at all or that, if a new lease is executed, the new tenant will be able to take possession of the Mountain Trace Facility on September 1, 2018. The Company is currently in negotiations with Symmetry regarding their assertion that the Company is in material breach of each of the lease agreements, with regard to deferred maintenance, under which all three of the Symmetry affiliated tenants lease from the Company. Pursuant to the aforementioned dispute, Symmetry is withholding rental payments. On June 27, 2018, the Company notified the Sumter Tenant, an affiliate of Symmetry, if it continued to breach the payment terms of the lease agreement under which it leases the Company’s Sumter Facility, that nonpayment would constitute an event of default. In addition the Georgetown Tenant, which it leases the Company’s Georgetown Facility, has not paid rent for July and August 2018. There is no assurance that the Company will be able to successfully resolve the dispute and obtain payment of all unpaid rents and to implement plans to ensure future payment of rent. If the Company agrees to additional or revised terms with the Sumter Tenant or Georgetown Tenant, such terms may be less favorable to the Company than the terms provided in the current lease.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Occupancy (%) (2)	81.8%	80.0%	79.5%	77.3%

(1)

Excludes the three Peach Facilities, which were operated by affiliates of New Beginnings Care LLC prior to their bankruptcy and are currently operated by affiliates of Peach Health for all periods presented. Occupancy for the Savannah Beach Facility, the one facility among the Peach Facilities which was not decertified by CMS, for the three months ending September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018 was 84.9%, 88.5%, 85.7% and 82.3%, respectively.

(2)

Occupancy percentages are based on operational beds. The number of operational beds is reported to us by our tenants and represents the number of available beds that can be occupied by patients. The number of operational beds is always less than or equal to the number of licensed beds with respect to any particular facility.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Operational Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2024	1	126	4.3%	$965	4.0%
2025 (2)	12	1,206	41.7%	9,671	40.2%
2026	—	—	—%	—	—%
2027	8	869	30.0%	8,265	34.4%
2028	—	—	—%	—	—%
Thereafter (3)	6	696	24.0%	5,129	21.4%
Total	27	2,897	100.0%	$24,030	100.0%

(1)	Straight-line rent.
(2)

On April 24, 2018, the Company received notice from the Ohio Beacon Affiliates, that they would no longer be operating the Ohio Beacon Facilities commencing July 1, 2018 (although they have continued to operate such facilities beyond such date and are now expected to cease operations of such facilities on August 31, 2018). Straight-line annual lease revenue included in the table above relating to these five facilities is approximately $3.3 million. The Company intends to enforce its rights under the applicable sublease agreements for the Ohio Beacon Facilities and pursue all remedies available to it under such sublease agreements and applicable law. The Company is currently in negotiations with suitably qualified replacement operators to take possession of the Ohio Beacon Facilities on September 1, 2018. There is no assurance that the Company will be able to execute new leases with respect to the Ohio Beacon Facilities on substantially equivalent terms to the sublease agreements under which the Ohio Beacon Affiliates operate the properties or at all, or that, if new leases are executed, the new tenants will be able to take possession of the Ohio Beacon Facilities on September 1, 2018.

(3)

Straight-line annual lease revenue included in the table above relating to the three Symmetry affiliated tenants is approximately $2.2 million. On June 27, 2018, the Company notified the Mountain Trace Tenant if it continued to breach the payments terms under the lease agreement for the Mountain Trace Facility, that nonpayment would constitute an event of default. Straight-line annual lease revenue included in the table above relating to this facility is approximately $0.9 million. The Company is currently in negotiations with a suitably qualified replacement operator to take possession of the Mountain Trace Facility on September 1, 2018. There is no assurance that the Company will be able to execute a new lease with respect to the Mountain Trace Facility on substantially equivalent terms to the current lease agreement or at all or that, if a new lease is executed, the new tenant will be able to take possession of the Mountain Trace Facility on September 1, 2018. The Company is currently in negotiations with Symmetry regarding their assertion that the Company is in material breach of each of the lease agreements, with regard to deferred maintenance, under which all three of the Symmetry affiliated tenants lease from the Company. Pursuant to the aforementioned dispute, Symmetry is withholding rental payments. On June 27, 2018, the Company notified the Sumter Tenant, an affiliate of Symmetry if it continued to breach the payment terms of the lease agreement under which it leases the Company’s Sumter Facility, that nonpayment would constitute an event of default. In addition the Georgetown Tenant, which it leases the Company’s Georgetown

Facility, has not paid rent for July and August 2018. There is no assurance that the Company will be able to successfully resolve the dispute and obtain payment of all unpaid rents and to implement plans to ensure future payment of rent. If the Company agrees to additional or revised terms with the Sumter Tenant or Georgetown Tenant, such terms may be less favorable to the Company than the terms provided in the current lease.

Acquisitions

There were no acquisitions during the three and six months ended June 30, 2018. For historical information regarding the Company’s acquisitions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 10 – Acquisitions and dispositions included in the Annual Report.

Divestitures

There were no divestitures for the three and six months ended June 30, 2018. For historical information regarding the Company’s divestitures, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11 – Discontinued Operations included in the Annual Report.

Critical Accounting Policies

We prepare our financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change.

For a discussion of our critical accounting policies and recent accounting pronouncements not yet adopted by the Company see Note 1 – Organization and Significant Accounting Policies to the Company's Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in 000’s)	2018	2017	Percent Change (*)	2018	2017	Percent Change (*)
Revenues:
Rental revenues	$5,029	$5,945	(15.4)%	$10,734	$11,720	(8.4)%
Management fees	234	230	1.7%	468	459	2.0%
Other revenues	51	129	(60.5)%	99	260	(61.9)%
Total revenues	5,314	6,304	(15.7)%	11,301	12,439	(9.1)%
Expenses:
Facility rent expense	2,170	2,170	—	4,341	4,341	—
Cost of management fees	154	168	(8.3)%	311	344	(9.6)%
Depreciation and amortization	1,160	1,171	(0.9)%	2,381	2,306	3.3%
General and administrative expenses	888	654	35.8%	1,767	2,100	(15.9)%
Provision for doubtful accounts	2,044	(11)	NM	3,982	455	NM
Other operating expenses	225	334	NM	568	423	NM
Total expenses	6,641	4,486	48.0%	13,350	9,969	33.9%
(Loss) income from operations	(1,327)	1,818	NM	(2,049)	2,470	NM
Other expense:
Interest expense, net	1,537	1,006	52.8%	2,812	2,038	38.0%
Loss on extinguishment of debt	—	—	NM	441	63	NM
Other expense	1	188	(99.5)%	10	283	(96.5)%
Total other expense, net	1,538	1,194	28.8%	3,263	2,384	36.9%
(Loss) income from continuing operations before income taxes	(2,865)	624	NM	(5,312)	86	NM
Income tax expense	7	—	NM	33	1	NM
(Loss) income from continuing operations	(2,872)	624	NM	(5,345)	85	NM
Loss from discontinued operations, net of tax	(344)	(604)	(43.0)%	(399)	(1,017)	(60.8)%
Net (loss) income	$(3,216)	$20	NM	$(5,744)	$(932)	NM

* Not meaningful (“NM”).

Three Months Ended June 30, 2018 and 2017

Rental Revenues—Rental revenue decreased by approximately $0.9 million, or 15.4%, to $5.0 million for the three months ended June 30, 2018, compared with $5.9 million for the same period in 2017.  The decrease reflects the reduced payment of rent we received from the Ohio Beacon Affiliates, who have notified us of their intention that they would no longer be operating the Ohio Beacon Facilities commencing July 1, 2018 (although they have continued to operate such facilities beyond such date and are now expected to cease operations of such facilities on August 31, 2018), and reflects rent arrears for the Mountain Trace Tenant, which the Company is currently in negotiations with a suitably qualified replacement operator to take possession of the Mountain Trace Facility on September 1, 2018. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates, the Mountain Trace Tenant and the Oceanside Facility prior to recertification (which was recertified by CMS, in February 2017), for which rental revenue is recognized based on cash received.

General and Administrative—General and administrative costs increased by $0.2 million, or 35.8%, to $0.9 million for the three months ended June 30, 2018, compared with $0.7 million for the same period in 2017. The net increase is due to approximately: (i) $0.1 million in business consulting expenses required by the Forbearance Agreement; (ii) approximately $0.1 million increase in auditing expense and (iii) an $0.1 million increase in stock compensation expense due to forfeiture credits of approximately $0.1 million in the prior year, partially offset by a continued decrease in salaries, wages and employee benefits expense of approximately $0.1 million.

Provision for doubtful accounts—Provision for doubtful accounts expense increased by approximately $2.0 million, to $2.0 million for the three months ended June 30, 2018, compared with the same period in 2017. The increase is due to the Company recording an additional allowance of approximately $1.5 million on the $3.0 million Skyline Note and the Company recorded an allowance for the balances owed by the Mountain Trace Tenant and the associated write-off of the straight-line rent receivable.

Other operating expenses—Other operating expenses decreased by $0.1 million, to $0.2 million for the three months ended June 30, 2018, compared with $0.3 million for the same period in 2017. The decrease is due to $0.2 million investigation expense related to an internal investigation in the prior year period, offset by a $0.1 million accrual for property taxes related to facilities whose rent payments are being recognized on a cash received basis.

Interest Expense, Net—Interest expense increased by approximately $0.5 million, or 52.8%, to $1.5 million for the three months ended June 30, 2018, compared with $1.0 million for the same period in 2017. The increase is mainly due to the net increase of debt principal year over year, increase in capitalized deferred financing and increased interest rates related to the $16.25 million Pinecone Credit Facility.

Loss from Discontinued Operations—The loss from discontinued operations decreased by $0.3 million, or 43.0%, to $0.3 million for the three months ended June 30, 2018, compared with $0.6 million for the same period in 2017. The decrease is primarily due to lower professional and general legal expenses.

Other Expenses—Other expense decreased by $0.2 million, or 99.5%, for the three months ended June 30, 2018, compared with $0.2 million for the same period in 2017. The prior period charge was related to expenses for the Merger.

Six Months Ended June 30, 2018 and 2017

Rental Revenues—Rental revenue decreased by approximately $1.0 million, or 8.4%, to $10.7 million for the six months ended June 30, 2018, compared with $11.7 million for the same period in 2017.  The decrease reflects the reduced payment of rent we received from the Ohio Beacon Affiliates, who have notified us of their intention that they would no longer be operating the Ohio Beacon Facilities commencing July 1, 2018 (although they have continued to operate such facilities beyond such date and are now expected to cease operations of such facilities on August 31, 2018), and reflects rent arrears for the Mountain Trace Tenant, which the Company is currently in negotiations with a suitably qualified replacement operator to take possession of the Mountain Trace Facility on September 1, 2018. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates, the Mountain Trace Tenant and the Oceanside Facility prior to recertification (which was recertified by CMS, in February 2017), for which rental revenue is recognized based on cash received.

Facility Rent Expense—Facility rent expense was $4.3 million for the six months ended June 30, 2018, and $4.3 million for the same period in 2017. For further information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7 – Leases, included in the Annual Report and Note 7 – Leases to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

Depreciation and Amortization—Depreciation and amortization increased by $0.1 million, or 3.3%, to $2.4 million for the six months ended June 30, 2018, compared with $2.3 million for the same period in 2017. The increase is due to amortization of the lease intangible related to the assisted living and memory care community with 106 operational beds in Glencoe, Alabama that we purchased in May 2017, which was fully amortized in May 2018.

General and Administrative—General and administrative costs decreased by $0.3 million, or 15.9%, to $1.8 million for the six months ended June 30, 2018, compared with $2.1 million for the same period in 2017. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.2 million; and (ii) a decrease in stock compensation expense, legal, contract services, IT, insurance and other expenses of approximately $0.2 million, partially offset by approximately $0.1 million in business consulting expenses required by the Forbearance Agreement.

Provision for doubtful accounts—Provision for doubtful accounts expense increased by approximately $3.5 million, to $4.0 million, for the six months ended June 30, 2018, compared with $0.5 million for the same period in 2017. The increase is due to the Company recording an allowance of approximately $2.0 million on the $3.0 million Skyline Note, recording allowances for balances owed by the Ohio Beacon Affiliates and Mountain Trace Tenant, and the associated write-off of the straight-line rent receivable.

Other operating expenses—Other operating expenses increased by $0.2 million, to $0.6 million for the six months ended June 30, 2018, compared with 0.4 million for the same period in 2017. The increase is due to an accrual for $0.4 million in property taxes related to facilities whose rent payments are being recognized on a cash received basis (primarily the Ohio Beacon Facilities), offset by $0.2 million investigation expense related to an internal investigation in the prior year period.

Interest Expense, Net—Interest expense increased by approximately $0.8 million, or 38.0%, to $2.8 million for the six months ended June 30, 2018, compared with $2.0 million for the same period in 2017. The increase is mainly due to the net increase of debt principal year over year, increase in capitalized deferred financing and increased interest rates related to the $16.25 million Pinecone Credit Facility, which was partially offset by the repayment of $6.7 million in convertible debt in the prior year and $1.5 million repayment of convertible debt during the first quarter of 2018.

Loss from Debt Extinguishment—The loss from debt extinguishment increased by approximately $0.3 million, to $0.4 million for the six months ended June 30, 2018, compared with $0.1 million for the same period in 2017. The increase is due to pre-payment penalties of $0.2 million and $0.2 million in expensed deferred financing fees from the repayment of debt in connection with the Pinecone Credit Facility.

Loss from Discontinued Operations—The loss from discontinued operations decreased by $0.6 million, or 60.8%, to $0.4 million for the six months ended June 30, 2018, compared with $1.0 million for the same period in 2017. The decrease is primarily due to lower professional and general legal expenses and bad debt expense.

Other Expenses—Other expense decreased by $0.3 million, or 96.5%, for the six months ended June 30, 2018, compared with $0.2 million for the same period in 2017. The prior period charge was related to expenses for the Merger.

Liquidity and Capital Resources

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations (assuming that new tenants, for the Ohio Beacon Facilities, are in place by December 31, 2018), and debt refinancing during the twelve months from the date of this filing. At June 30, 2018, the Company had $2.7 million in unrestricted cash. During the six months ended June 30, 2018, the Company generated positive cash flow from continuing operations of $1.2 million and anticipates continued positive cash flow from operations in the future. On June 8, 2018, the Board indefinitely suspended dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears for the fourth quarter 2017, and the first and second quarter 2018 dividend periods. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs.

On February 15, 2018, the Company entered into the Pinecone Credit Facility, with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties known as Attalla, College Park and Northwest, and provided additional surplus cash flow of $6.3 million. Regional Health is a guarantor of the Pinecone Credit Facility, and certain of the loans under the Pinecone Credit Facility are guaranteed by certain wholly-owned subsidiaries of Regional Health. The surplus cash flow from the Pinecone Credit Facility was used to deposit $2.4 million of cash into escrow to fund self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions (included within current liabilities) and to fund repayment of $1.5 million in convertible debt.

On May 10, 2018, Pinecone notified the Company in the Default Letter that the Company was in default under certain financial covenants of the Pinecone Loan Documents. On May 18, 2018, the Company and certain of its subsidiaries entered into the Forbearance Agreement with Pinecone, pursuant to which, Pinecone agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear from exercising its default-related rights and remedies with respect to the events of default specified in the Default Letter during the Forbearance Period.

The Forbearance Period terminated on July 6, 2018 because the Company did not satisfy the conditions set forth in the Forbearance Agreement requiring the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Default Letter and the Forbearance Agreement. Accordingly, as of such date, Pinecone is no longer required to forbear from exercising its default-related rights and remedies with respect to the specified defaults and may exercise all of its rights and remedies under the Pinecone Loan Documents.

On July 18, 2018, the Company received another letter from Pinecone in which it states that, as a result of the termination of the Forbearance Period, Pinecone can accelerate its outstanding loans under the Pinecone Credit Facility and the Company is obligated to pay interest on such loans at the default interest rate of 18.50% per annum.

The Company has not made certain required payments under the Pinecone Credit Facility due on August 1, 2018 in the amount of approximately $0.5 million, consisting of interest, default interest and specified fees and expenses payable under the Pinecone Loan Documents.

There is no assurance that the Company will be able to comply with the requirements in the Pinecone Credit Facility. The Company’s ability to comply with the requirements under the Pinecone Credit Facility depends, in part, on the Company’s ability to obtain the cooperation of outside parties, which is not within the Company’s control. If Pinecone were to exercise its rights and remedies under the Pinecone Credit Facility with respect to any event of default, then it could have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

As a result of the defaults existing under the Pinecone Credit Facility, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable and may foreclose on the Collateral securing the Pinecone Credit Facility. The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $3.5 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in the Pledged Subsidiaries have been pledged to Pinecone in connection with the Pinecone Credit Facility in order to secure repayment of the Pinecone Credit Facility. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations. As a result of the defaults existing under the Pinecone Credit Facility, Pinecone may, in addition to its other rights and remedies, remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, then such managers would control such subsidiaries and their assets and operations and could potentially restrict or prevent such subsidiaries from paying dividends or distributions to Regional Health. As a holding company with no significant operations, Regional Health relies primarily on dividends and distributions from the Pledged Subsidiaries to meet its obligations and pay dividends on its capital stock (when and as declared by the Board.)

The Pinecone Loan Documents provide that Pinecone’s rights and remedies upon an event of default are cumulative, and that Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Loan Documents or applicable law. The Company does not know which rights and remedies, if any, Pinecone may choose to exercise under the Pinecone Loan Documents or applicable law with respect to the existing events of default existing under the Pinecone Loan Documents.  If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and the Company’s ability to continue operations will be materially jeopardized.

The Company is in ongoing negotiations with Pinecone to amend the Pinecone Credit Facility in a manner which would allow the Company to cure the defaults thereunder and to comply with the requirements of the Pinecone Loan Documents going forward. There is no assurance that an agreement with Pinecone regarding such amendment will be reached.

As of June 30, 2018, seven of the Company’s facilities were in arrears’ on their rent payments. The Company had issued default notices to the operators of five such facilities, the Ohio Beacon Facilities, and two such facilities who are affiliates of Symmetry, one such facility is the Mountain Trace Facility, and one such facility is the Sumter Facility. Combined cash rental payments for all seven facilities total $0.4 million per month, or approximately 21% of our anticipated total monthly rental receipts. Management is currently in negotiations with the operators of such facilities to obtain payment of all unpaid rents and to implement plans to ensure the future payment of rent. Such plans may include replacing one or more of the current operators or negotiating a new agreement with one or more of the current operators to resume rent payments. If the Company agrees to additional or revised terms with any current operator, such terms may be less favorable to the Company than the terms provided in the current lease. Management believes that the Company will attain a resolution that allows for the resumption of rent at all seven facilities within a relatively short time frame, but there is no assurance that the Company will be able to do so. If the Company is unable to resume collection of rent with respect to the seven facilities, it will hinder the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

The Company plans to continue to undertake measures to refinance certain loans and to streamline its cost infrastructure. However, due to the inherent risks, unknown results, and significant uncertainties associated with each of these matters, along with the direct correlation between these matters and the Company’s ability to satisfy the financial obligations that may arise over the applicable one-year period, the Company is unable to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

For additional information regarding the Company’s liquidity, see Note 3 – Liquidity, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

Cash Flows

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
(Amounts in 000’s)	2018	2017
Net cash provided by operating activities - continuing operations	$1,236	$2,605
Net cash used in operating activities - discontinued operations	(1,096)	(933)
Net cash used in investing activities - continuing operations	(266)	(1,909)
Net cash provided by (used in) financing activities - continuing operations	1,230	(13,290)
Net cash used in financing activities - discontinued operations	(139)	(312)
Net change in cash and restricted cash	965	(13,839)
Cash and restricted cash at beginning of period	5,359	19,509
Cash and restricted cash at end of period	$6,324	$5,670

Six Months Ended June 30, 2018

Net cash provided by operating activities—continuing operations for the six months ended June 30, 2018 was approximately $1.2 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily bad debt expense, depreciation and amortization and rent revenue in excess of cash received).

Net cash used in operating activities—discontinued operations for the six months ended June 30, 2018 was approximately $1.1 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash used in investing activities—continuing operations for the six months ended June 30, 2018 was approximately $0.3 million. This is the result of capital expenditures on building improvements for three of the Company’s properties.

Net cash provided by financing activities—continuing operations was approximately $1.2 million for the six months ended June 30, 2018. Excluding non-cash proceeds and payments, this is primarily the result of $2.4 million new financing from Pinecone offset by routine repayments of approximately $1.2 million of other existing debt obligations.

Net cash used in financing activities—discontinued operations for the six months ended June 30, 2018 was approximately $0.1 million payments for Medicaid and vendor notes.

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

Net cash used in investing activities—continuing operations for the six months ended June 30, 2017 was approximately $1.9 million. This is the result of: (i) $1.4 million for the acquisition of the Meadowood Facility, consisting of $5.5 million purchase price offset by the associated $4.1 million financing; and (ii) capital expenditures of approximately $0.5 million on building improvements, notably, for the Oceanside Facility and the Jeffersonville Facility to assist the Peach Health Sublessee in connection with recertification efforts.

Net cash used in financing activities—continuing operations was approximately $13.3 million for the six months ended June 30, 2017. This is primarily the result of repayments of $7.7 million of convertible debt, $2.6 million of other existing debt obligations and $4.0 million payment of Series A preferred stock dividends partially offset by net proceeds of $1.0 million from issuances of shares of the Series A Preferred Stock.

Net cash used in financing activities—discontinued operations for the six months ended June 30, 2017 was approximately $0.3 million payments for Medicaid and vendor notes.

Notes Payable and Other Debt

For information regarding the Company’s debt financings, see Note 9 – Notes Payable and Other Debt, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report, and Part II, Item 8, Financial Statements and Supplementary Data, Note 9 – Notes Payable and Other Debt included in the Annual Report.

Receivables

Our operations could be adversely affected if we experience significant delays in receipt of rental income from our tenants.

Accounts receivable, net totaled $0.7 million at June 30, 2018 and $0.9 million at December 31, 2017, with all uncollected patient care receivables fully allowed at June 30, 2018 and December 31, 2017.

Operating Leases

For information regarding the Company’s operating leases, see Note 7 – Leases, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report, and Part II, Item 8, Financial Statements and Supplementary Data, Note 7 – Leases included in the Annual Report.

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

Except as set forth in this Item 1., Legal Proceedings, there have been no new material legal proceedings and no material developments in the legal proceedings reported in Part I, Item 3, Legal Proceedings, in the Annual Report. For additional information with respect to legal proceedings, also see Note 13 - Commitments and Contingencies to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

Professional and General Liability Claims. As of June 30, 2018, the Company is a defendant in 20 professional and general liability actions commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Seven of these actions filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in a purported class action lawsuit against the Company previously disclosed as the Amy Cleveland Class Action (which settled in December 2015) are subject to a settlement in principle as discussed below. Of the 13 not subject to settlement in principle: (i) one of such actions is covered by insurance, except that any award of punitive damages would be excluded from such coverage; and (ii) three of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company. These remaining 13 actions are in various stages of discovery, and the Company intends to vigorously defend such actions, where economically favorable to the Company.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to 25 actions filed in the State of Arkansas which were pending on such date. (As discussed below, as of June 30, 2018, 18 of such actions have been dismissed with prejudice and seven of such actions remain subject to a settlement in principle. Each mediation settlement agreement provides for payment by the Company of a specified settlement amount, which settlement amount with respect to each action has been deposited into the mediator’s trust account.  The settlement of each such action must be individually approved by the probate court, and the settlement of one action is not conditioned upon receipt of the probate court’s approval with respect the settlement of any other action. Upon the probate court approving, with respect to a particular action, the settlement and an executed settlement and release agreement, the settlement amount with respect to such action will be disbursed to the plaintiff’s counsel.  Under the settlement and release agreement with respect to a particular action, the Company will be released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities. Of the 25 actions subject to the settlement in principle: (i) the probate court approved settlements with respect to three of such actions during the quarter ended March 31, 2018 and approved settlements with respect to 15 during the quarter ended June 30, 2018; and (ii) all 18 of such actions for which settlements have been approved by the probate court have been dismissed with prejudice as of June 30, 2018.

Assuming, and subject to, the approval by the probate court of the settlement of the remaining seven actions subject to the agreement in principle and filed in the State of Arkansas and related matters, and the satisfaction of the other conditions with respect thereto, the Company will pay, net of the Insurance Settlement Amount (discussed in Note 13 – Commitments and Contingencies to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report), an aggregate of approximately $2.4 million in settlement of all 25 actions subject to the settlement in principle. With respect to the settlement of the three Arkansas actions approved by the probate court during the quarter ended March 31, 2018, and the settlement of the 15 Arkansas actions approved by the probate court during the quarter ended June 30, 2018, approximately $0.5 million and $3.3 million, respectively, was paid from the mediator’s trust account in such settlements. The Company gives no assurance that the probate court will approve the settlement of the remaining seven Arkansas actions pending approval or that the other conditions to such settlements will be satisfied, or that such actions will be settled on the terms described herein or at all.

In the second quarter of 2018, the Company settled one professional and general liability action (other than those subject to mediation settlement agreements as discussed above) for a total of $50,000, payable in 10 monthly instalments commencing July 2018.

In the second quarter of 2018, the Company was notified of one employment related action filed against the Company related to one of the Company’s discontinued operations. On August 1, 2018 the Company responded requesting dismissal without prejudice on multiple grounds, including being barred by the applicable statute of limitation.

The Company established a self-insurance reserve for these professional and general liability claims, included  within “Accrued expenses and other” in the Company’s consolidated balance sheets of $2.1 million and $5.1 million at June 30, 2018, and December 31, 2017, respectively. Additionally as of June 30, 2018, and December 31, 2017, $0.6 million and $0.5 million, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets, and $0.2 million as of December 31, 2017, was reserved for settlement amounts in “Other liabilities”. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies included in the Annual Report.

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

Aria Avoidance Claims. On March 28, 2018, the Chapter 7 bankruptcy trustee in the Aria bankruptcy proceeding, together with an unsecured creditor, filed in the United States Bankruptcy Court for the Eastern District of Arkansas an avoidance claim, in the amount of $4.7 million, against the Company seeking to recover funds the Company received from the Debtors in the Aria bankruptcy proceeding (Highlands Arkansas Holdings, LLC, and nine of its affiliates, Highland of Stamps, LLC; Highlands of Rogers Dixieland, LLC; Highlands of North Little Rock John Ashley, LLC; Highlands of Mountain View SNF, LLC; Highlands of Mountain View RCF, LLC; Highlands of Little Rock West Markham, LLC; Highlands of Little Rock South Cumberland, LLC; Highlands of Little Rock Riley, LLC; and Highlands of Fort Smith, LLC) prior to the bankruptcy filings. The Company believes that this action is defensible and intends to defend through final judgement, the case is scheduled for a hearing during February 2019. There is no guarantee that the Company will prevail in the avoidance action that has been filed against it.

Item 1A.	Risk Factors.

We depend on affiliates of C.R Management and Beacon for a significant portion of our revenues and any inability or unwillingness by such entities to satisfy their obligations to us could have a material adverse effect on us.

Our 27 properties (excluding the three facilities that are managed by us) are operated by a total of 27 separate tenants, with each of our tenants being affiliated with one of six local or regionally focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between two and eight of our facilities, with our most significant operators, C.R Management and Beacon, each operating (through a group of affiliated tenants) eight and seven facilities, respectively, as of the date of filing of this Quarterly Report. We, therefore, depend, on tenants who are affiliated with C.R Management and Beacon for a significant portion of our revenues.

The Company was notified by the five Ohio Beacon affiliates, each of whom are five months in arrears on rental payments after application of the applicable lease deposit, that they can no longer operate the Ohio Beacon Facilities located in Ohio and are expected to surrender the respective properties facilities on August 31, 2018. See Note 7 – Leases, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

Although we are currently in negotiations with suitably qualified replacement operators to take possession of the Ohio Beacon Facilities on September 1, 2018, there is no assurance that we will be able to execute new leases with respect to such facilities on substantially equivalent terms to the sublease agreements for such facilities which we entered into with the Ohio Beacon Affiliates or at all or that, if new leases are executed, the new tenants will be able to take possession of such facilities on September 1, 2018. We intend to enforce our rights under the sublease agreements for such facilities which we entered into with the Ohio Beacon affiliates and pursue all remedies available to us under such sublease agreements and applicable law.

We cannot assure you that the tenants affiliated with C.R Management and Beacon will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on our business, financial condition and results of operations..

If we are unable to resolve our dispute with our tenants affiliated with Symmetry, then it could have an adverse effect on us.

Tenants affiliated with Symmetry (the “Symmetry Affiliates”) lease from us the Mountain Trace Facility, the Sumter Facility and the Georgetown Facility. The Company is currently in negotiations with Symmetry regarding their its assertion that the

Company is in material breach of each of the lease agreements,  for these facilities with regard to deferred maintenance, under which all three of the Symmetry affiliated tenants lease from the Company. Pursuant to the aforementioned dispute, Symmetry is asserting the Company has not carried out agreed maintenance projects in the aggregate value of approximately $0.7 million. As a result of this dispute, the Symmetry Affiliates are withholding rental payments. As of the date of filing, the affiliates of Symmetry Affiliates have withheld approximately $0.7 million in rental payments. Combined cash rental payments for the three facilitates leased to the Symmetry Affiliates under the applicable leases total approximately $0.2 million per month, or approximately 8.7% of our anticipated total monthly rental receipts. There is no assurance that the Company will be able to successfully resolve the dispute and obtain payment of all unpaid rents and or that the Company will be able to implement plans to ensure future payment of rent. If the Company agrees to additional or revised lease terms with respect to these facilities, then such terms may be less favorable to the Company than the terms provided in the current lease.

We are in default under the Pinecone Credit Facility and provide no assurance that we are able to comply with all of the terms and conditions set forth in the Pinecone Loan Documents. If Pinecone elects to exercise its rights and remedies under the Pinecone Loan Documents with respect to any event of default, then it will have a material adverse effect on us.

On May 10, 2018, Pinecone notified the Company that certain events of default had occurred and were continuing under the Pinecone Credit Facility, including that the Company had failed to meet the minimum fixed charge coverage ratio, required under the Pinecone Credit Facility for the period ended March 31, 2018.

On May 18, 2018, the Company and certain of its subsidiaries entered into the Forbearance Agreement with Pinecone, pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear from exercising certain its default-related rights and remedies with respect to the events of default specified in the Default Letter during the Forbearance Period. The Forbearance Agreement set forth the actions the Company had to take to regain compliance under the Pinecone Credit Facility during the Forbearance Period.

The Forbearance Period under the Forbearance Agreement terminated on July 6, 2018 because the Company did not satisfy the conditions set forth in the Forbearance Agreement requiring the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Default Letter and the Forbearance Agreement. Accordingly, as of such date, Pinecone is no longer required to forbear from exercising its default-related rights and remedies with respect to the specified defaults and may exercise all of its rights and remedies under the Pinecone Credit Facility (including the application of an additional 5% interest on the outstanding loans under the Pinecone Credit Facility and the acceleration of such outstanding loans). On July 18, 2018, the Company received another letter from Pinecone stating that, as a result of the termination of the Forbearance Period under the Forbearance Agreement, Pinecone can accelerate its outstanding loans under the Pinecone Credit Facility and the Company is obligated to pay interest on such loans at the default interest rate of 18.50% per annum.

The defaults specified in the Forbearance Agreement, the Company did not make certain required payments under the Pinecone Credit Facility due on August 1, 2018 in the amount of approximately $0.5 million, consisting of interest, default interest and specified fees and expenses payable under the Pinecone Loan Documents.

There is no assurance that the Company will be able to comply with the requirements in the Pinecone Credit Facility. The Company’s ability to comply with the requirements under the Pinecone Credit Facility depends, in part, on the Company’s ability to obtain the cooperation of outside parties, which is not within the Company’s control. If Pinecone were to exercise its rights and remedies under the Pinecone Credit Facility with respect to any event of default, then it could have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

As a result of the defaults existing under the Pinecone Credit Facility, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable and may foreclose on the Collateral securing the Pinecone Credit Facility. The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $3.5 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in the Pledged Subsidiaries have been pledged to Pinecone in connection with the Pinecone Credit Facility. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations. As a result of the defaults existing under the Pinecone Credit Facility, Pinecone may, in addition to its other rights and remedies, remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, then such managers would control such subsidiaries and their assets and operations and could potentially restrict or prevent the Pledged Subsidiaries from paying dividends or distributions to Regional Health. As a holding company with no significant operations, Regional Health relies primarily on dividends and distributions from its subsidiaries to meet its obligations and pay dividends on its capital stock (when and as declared by the Board.)

The Pinecone Loan Documents provide that Pinecone’s rights and remedies upon an event of default are cumulative, and that Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Credit Facility or applicable law. The Company does not know which rights and remedies, if any, that Pinecone may choose to exercise under the Pinecone Credit Facility or applicable law with respect to the events of default existing under the Pinecone Credit Facility.  If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and the Company’s ability to continue operations will be materially jeopardized.

The Company is in ongoing negotiations with Pinecone to amend the Pinecone Credit Facility in a manner which would allow the Company to cure the defaults thereunder and to comply with the requirements of the Pinecone Credit Facility going forward. There is no assurance that an agreement with Pinecone regarding such amendment will be reached.

For a detailed description of certain risk factors that could affect our business, operations and financial condition, see Part I, Item 1A., Risk Factors, included in the Annual Report. The risk factors described in the Annual Report and this Quarterly Report (“Risk Factors”) do not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. The Risk Factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because the Risk Factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock and Series A Preferred Stock could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017 and the first and second quarter 2018 dividend periods. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods.  On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. As a result of such suspension, the Company has $5.7 million of undeclared preferred stock dividends in arrears with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 11– Common and Preferred Stock – “Preferred Stock Offerings and Dividends”, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report.

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

Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014

4.10	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23.2 of the Registrant’s Annual Report on Form 10-KSB as amended March 31, 2008

10.1	Third Amendment to Promissory Note dated April 30, 2018 by and between QC Property Holdings, LLC, a Georgia limited liability company and Congressional Bank.	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018

Exhibit No.	Description	Method of Filing

10.2

Forbearance Agreement dated May 18, 2018 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018

10.3	Guarantee Agreement dated May 18, 2018 by AdCare Operations, LLC, a Georgia limited liability company for the benefit of Pinecone Reality Partners, II, LLC	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018

10.4	Pledge Agreement dated May 18, 2018 by AdCare Operations, LLC, a Georgia limited liability company for the benefit of Pinecone Reality Partners, II, LLC	Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2018 (unaudited); (iv) Consolidated Statements of Cash Flows for the months ended June 30, 2018 and 2017 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	August 14, 2018	/s/ Brent Morrison
Brent Morrison
Interim Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 14, 2018	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)