Form 10-Q
period 2018-09-30
REGIONAL HEALTH PROPERTIES, INC
filed 2018-11-14
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2018:  20,187,240 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$1,884	$1,818
Restricted cash	1,109	960
Accounts receivable, net of allowance of $1,414 and $2,570	887	945
Prepaid expenses and other	263	304
Notes receivable	829	677
Total current assets	4,972	4,704
Restricted cash	2,630	2,581
Property and equipment, net	78,574	81,213
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	1,586	2,187
Goodwill	2,105	2,105
Lease deposits and other deposits	936	808
Straight-line rent receivable	6,632	6,400
Notes receivable	1,361	3,540
Other assets	71	542
Total assets	$101,338	$106,551
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other debt	$25,744	$6,621
Current portion of convertible debt, net	—	1,469
Accounts payable	4,502	4,386
Accrued expenses and other	4,220	7,022
Total current liabilities	34,466	19,498
Notes payable and other debt, net of current portion:
Senior debt, net	48,645	57,801
Bonds, net	6,519	6,567
Other debt, net	—	644
Other liabilities	3,927	4,133
Deferred tax liabilities	38	38
Total liabilities	93,595	88,681
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 20,187 and 19,697 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	61,850	61,724
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 2,812 shares issued and outstanding, redemption amount $70,288 and $70,288 at September 30, 2018 and December 31, 2017, respectively	62,423	62,423
Accumulated deficit	(116,530)	(106,277)
Total stockholders’ equity	7,743	17,870
Total liabilities and stockholders’ equity	$101,338	$106,551

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$4,972	$5,983	$15,706	$17,703
Management fees	235	229	703	688
Other revenues	49	133	148	393
Total revenues	5,256	6,345	16,557	18,784
Expenses:
Facility rent expense	2,171	2,171	6,512	6,512
Cost of management fees	137	155	448	499
Depreciation and amortization	1,126	1,193	3,507	3,499
General and administrative expense	984	908	2,751	3,008
Provision for doubtful accounts	(48)	—	3,934	455
Other operating expenses	255	517	823	940
Total expenses	4,625	4,944	17,975	14,913
Income (loss) from operations	631	1,401	(1,418)	3,871
Other expense:
Interest expense, net	1,783	1,011	4,595	3,049
Loss on extinguishment of debt	3,514	—	3,955	63
Other expense	—	105	10	388
Total other expense, net	5,297	1,116	8,560	3,500
(Loss) income from continuing operations before income taxes	(4,666)	285	(9,978)	371
Income tax expense	—	19	33	20
(Loss) income from continuing operations	$(4,666)	$266	$(10,011)	$351
Income (loss) from discontinued operations, net of tax	157	(1,032)	(242)	(2,049)
Net Loss	(4,509)	(766)	(10,253)	(1,698)
Preferred stock dividends - declared	—	(1,912)	—	(5,702)
Preferred stock dividends - undeclared	(1,912)	—	(5,736)	—
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(6,421)	$(2,678)	$(15,989)	$(7,400)
Net loss (income) per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(0.33)	$(0.08)	$(0.79)	$(0.27)
Discontinued operations	0.01	(0.05)	(0.01)	(0.10)
	$(0.32)	$(0.13)	$(0.80)	$(0.37)
Weighted average shares of common stock outstanding:
Basic and diluted	20,187	19,762	19,914	19,784

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2017	19,697	2,812	$61,724	$62,423	$(106,277)	$17,870
Stock-based compensation	—	—	126	—	—	126
Issuance of restricted stock, net of forfeitures	490	—	—	—	—	—
Net loss	—	—	—	—	(10,253)	(10,253)
Balances, September 30, 2018	20,187	2,812	$61,850	$62,423	$(116,530)	$7,743

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,253)	$(1,698)
Loss from discontinued operations, net of tax	242	2,049
(Loss) income from continuing operations	(10,011)	351
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,507	3,499
Settlement agreements in excess of cash paid		300
Stock-based compensation expense	126	281
Rent expense in excess of cash paid	301	440
Rent revenue in excess of cash received	(1,784)	(2,138)
Amortization of deferred financing costs, debt discounts and premiums	698	241
Loss on debt extinguishment	3,955	—
Bad debt expense	3,934	455
Changes in operating assets and liabilities:
Accounts receivable	(349)	409
Prepaid expenses and other	239	202
Other assets	35	(16)
Accounts payable, and accrued expenses and other	663	324
Other liabilities	7	167
Net cash provided by operating activities - continuing operations	1,321	4,515
Net cash used in operating activities - discontinued operations	(1,264)	(961)
Net cash provided by operating activities	57	3,554
Cash flows from investing activities:
Change in net cash investments	—	(35)
Purchase of real estate, net	—	(1,375)
Purchase of property and equipment	(266)	(774)
Net cash used in investing activities - continuing operations	(266)	(2,184)
Net cash used in investing activities	(266)	(2,184)
Cash flows from financing activities:
Proceeds from debt issuance	2,397	—
Repayment on notes payable	(1,546)	(3,038)
Repayment on bonds payable	(95)	(90)
Repayment of convertible debt	—	(7,700)
Debt issuance costs	(95)	—
Proceeds from preferred stock issuances, net	—	977
Repurchase of common stock	—	(186)
Dividends paid on preferred stock	—	(5,702)
Net cash provided by (used in) financing activities - continuing operations	661	(15,739)
Net cash used in financing activities - discontinued operations	(188)	(485)
Net cash provided by (used in) financing activities	473	(16,224)
Net change in cash and restricted cash	264	(14,854)
Cash and restricted cash, beginning	5,359	19,509
Cash and restricted cash, ending	$5,623	$4,655

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$3,775	$2,840
Income taxes paid	$33	$13
Supplemental disclosure of non-cash activities:
Non-cash payments of long-term debt	$(8,744)	$—
Non-cash payments of convertible debt	(1,500)	—
Non-cash payments of professional liability settlements from financing	(2,371)	—
Non-cash debt issuance costs and prepayment penalties	(1,238)	—
Non-cash payments of professional liability settlements from prior insurer	(2,850)	—
Net payments through escrow	$(16,703)	$—
Non-cash proceeds from financing	13,853	—
Non-cash proceeds from prior insurer for professional liability settlements	2,850	—
Net proceeds through escrow	$16,703	$—

Non-cash proceeds from debt to purchase real estate	$—	$4,125
Non-cash deferred financing	$3,352	$—
Surrender of security deposit	$305	$500
Non-cash proceeds from vendor-financed insurance	$198	$198
Settlement agreements in excess of cash paid	$—	$300
Non-cash proceeds from financing of South Carolina Medicaid audit repayment	$—	$385

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

As of September 30, 2018, the Company owned, leased, or managed for third parties 30 facilities, primarily in the Southeast United States. Of the 30 facilities, the Company: (i) leased 14 owned facilities and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 – Leases and Part II, Item 8, Financial Statements and Supplemental Data, Note 7 – Leases in the Annual Report for a more detailed description of the Company’s leases).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2017, included in the Annual Report. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of all significant accounting policies. During the three and nine months ended September 30, 2018, there were no material changes to the Company’s policies, except as noted below in Recently Adopted Standards.

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

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company's evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, then the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates, see Note 7 – Leases).

As of September 30, 2018 and December 31, 2017, the Company reserved for approximately $1.4 million and $2.6 million, respectively, of gross patient care related receivables arising from its legacy operations. Allowances for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully reserved at September 30, 2018 and December 31, 2017.  Accounts receivable, net, totaled $0.9 million at September 30, 2018 and $0.9 million at December 31, 2017.

Extinguishment of Debt

The Company recognizes extinguishment of debt when the criteria for a troubled debt restructure are not met and the change in the debt terms is considered substantial. The Company calculates the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt (including deferred finance fees) and recognizes a gain or loss on the income statement of the period of extinguishment.

Pre-paid expenses and other

As of September 30, 2018 and December 31, 2017, the Company had $0.3 million and $0.3 million, respectively, in pre-paid expenses and other, primarily for directors’ and officers’ insurance and mortgage insurance premiums.

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

Other operating expenses and Other expense

Other operating expenses decreased by approximately $0.2 million, or 50.7%, to $0.3 million for the three months ended September 30, 2018, compared with $0.5 million for the same period in 2017. The decrease is due to: (i) a $0.3 million settlement expense related to Mr. McBride, the Company’s former Chief Executive Officer and Chairman of the Board, in the prior year period; and (ii) $0.1 million investigation expense related to an internal investigation in the prior year period, offset by: (i) $0.1 million accrual for property taxes related to facilities whose rent payments are being recognized on a cash received basis; and (ii) approximately $0.1 million increase in contract services.

Other expense decreased by $0.1 million, or 100.0%, for the three months ended September 30, 2018, compared with $0.1 million for the same period in 2017 and decreased by $0.4 million, or 97.4%, for the nine months ended September 30, 2018, compared with $0.4 million for the same period in 2017. The prior period charge was related to expenses for the Merger.

Reclassifications

Certain reclassifications have been made to the 2017 financial information to conform to the 2018 presentation with no effect on the Company's consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders' equity. Reclassifications were made to the consolidated statements of operations for the three and nine months ended September 30, 2017 to conform the presentation of: (i) management fee revenues and its related expense, previously reported as general and administrative expense; and (ii) provision for doubtful accounts previously reported as Other operating expenses. Reclassifications were made to the consolidated statements of cash flows for the nine months ended September 30, 2017 to include restricted cash in cash and restricted cash at the beginning-of-period and end-of-period totals.

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

The Company has one contract (the “Management Contract”) to manage two skilled nursing facilities and one independent living facility for a third party, with payment for each month of service received in full on a monthly basis.

Companies are permitted to adopt the standard using a retrospective transition method (i.e., restate all prior periods presented) or a cumulative effect method (i.e., recognize the cumulative effect of initially applying the guidance at the date of initial application with no restatement of prior periods). However, both methods allow companies to elect certain practical expedients on transition that will help to simplify how a company restates its contracts. The Company adopted the standard using the cumulative effect method. As a result of the adoption of this guidance, for the three and nine months ended September 30, 2017, the Company reclassified expenses related to the Management Contract from General and administrative expense to Cost of management fees on the consolidated statements of operations.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the treatment of several cash flow categories. In addition, the guidance clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance for the three and nine month period ending September 30, 2018 with an effective date of January 1, 2018. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted using a retrospective transition method to each period presented. The Company adopted the guidance with an effective date of January 1, 2018. Given this change, transfers between cash and restricted cash are no longer reported as cash flow activities on the statement of cash flows and hence reclassifications were made to the consolidated statements of cash flows for the three and nine months ended September 30, 2017 to include restricted cash in cash and restricted cash at the beginning-of-period and end-of-period totals.

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

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted-average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants, non-vested common stock and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three and nine months ended September 30, 2018 and 2017, approximately 1.2 million and 2.4 million shares, respectively, of potentially dilutive securities were excluded from the diluted loss per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s, except per share data)	2018	2017	2018	2017
Numerator:
(Loss) income from continuing operations	$(4,666)	$266	$(10,011)	$351
Preferred stock dividends - declared	—	(1,912)	—	(5,702)
Preferred stock dividends - undeclared (1)	(1,912)	—	(5,736)	—
Basic and diluted loss from continuing operations	(6,578)	(1,646)	(15,747)	(5,351)
Income (loss) from discontinued operations, net of tax	157	(1,032)	(242)	(2,049)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(6,421)	$(2,678)	$(15,989)	$(7,400)
Denominator:
Basic - weighted average shares	20,187	19,762	19,914	19,784
Diluted - adjusted weighted average shares (2)	20,187	19,762	19,914	19,784
Basic and diluted loss per share:
Loss from continuing operations attributable to Regional Health	$(0.33)	$(0.08)	$(0.79)	$(0.27)
Income (loss) from discontinued operations	0.01	(0.05)	(0.01)	(0.10)
Loss attributable to Regional Health Properties, Inc. common stockholders	$(0.32)	$(0.13)	$(0.80)	$(0.37)

(1)

The Board suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017, the first, second and third quarter 2018. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend indefinitely.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations (assuming that new tenants, for five of the Company’s facilities located in Ohio, are in place by December 31, 2018), and debt refinancing during the twelve months from the date of this filing. At September 30, 2018, the Company had $1.9 million in unrestricted cash. During the nine months ended September 30, 2018, the Company generated positive cash flow from continuing operations of $1.3 million and anticipates continued positive cash flow from operations in the future.

On June 8, 2018, the Board indefinitely suspended dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears for the fourth quarter 2017 and the first, second and third quarter 2018 dividend periods. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs.

As of September 30, 2018, the Company had total current liabilities of $34.5 million and total current assets of $5.0 million, resulting in a working capital deficit of approximately $29.5 million. Included in current liabilities at September 30, 2018 is the $25.7 million current portion of the Company’s $80.9 million in indebtedness. The current portion of such indebtedness is comprised of approximately: (i) $19.3 million of long term-debt (including a $0.5 million “tail fee”) under the Pinecone Credit Facility (as defined below), net of $0.1 associated deferred financing costs, classified as current due to the Company’s short-term forbearance agreement pursuant to noncompliance with certain covenants under the Pinecone Credit Facility and the lender’s ability to exercise default-related rights and remedies, including the acceleration of the maturity of such debt (as discussed below in this note); (ii) $4.1 million of senior debt associated with one facility in Oklahoma as described below maturing in April 2019, which we intend to seek to refinance as described below; (iii) $1.4 million of mortgage indebtedness included in the Company’s senior guaranteed debt; and (iv) other mortgage indebtedness of approximately $0.9 million. The Company anticipates net principal repayments of approximately $2.4 million (excluding the potential acceleration of the $19.3 million debt under the Pinecone Credit Facility and the $4.1 million associated with one facility located in Oklahoma maturing in April 2019) during the next twelve-month period and approximately $0.8 million of payments on other non-routine debt.

The Company intends to seek to refinance the Company’s credit facility with Housing & Healthcare Finance, LLC (the “Quail Creek Credit Facility”), which is secured by a first mortgage on the real property and improvements constituting the Nursing & Rehabilitation Center located in Oklahoma City, Oklahoma and currently has a maturity date of April 30, 2019. There is no assurance that the Company will be able to do so on terms that are favorable to the Company or at all.

On February 15, 2018, (the “Closing Date”) the Company entered into a debt refinancing (“Pinecone Credit Facility”) with Pinecone Realty Partners II, LLC (“Pinecone”), with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties known as Attalla, College Park and Northwest (the “Facilities”), and provided additional surplus cash flow of $6.3 million for general corporate needs (see Note 9 – Notes Payable and Other Debt). Regional Health is a guarantor of the Pinecone Credit Facility. Certain of the notes under the Pinecone Credit Facility are also guaranteed by certain wholly-owned subsidiaries of Regional Health. The surplus cash flow from the Pinecone Credit Facility was used to fund $2.4 million of self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions, and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility is used for general corporate purposes.

On May 10, 2018, Pinecone notified the Company in writing (the “Default Letter”) that the Company was in default under certain financial covenants of the loan documents evidencing the Pinecone Credit Facility (the “Pinecone Loan Documents”).  On May 18, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement with Pinecone with respect to the specified events of default set forth therein (the “Original Forbearance Agreement”), pursuant to which, among other things,  additional fees in the amount of $0.4 million were added to the outstanding principal balance under the Pinecone Credit Facility. The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018 because the Company did not satisfy conditions in the Original Forbearance Agreement that required the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Default Letter and the Original Forbearance Agreement.

On September 6, 2018, the Company and certain of its subsidiaries entered into a new Forbearance Agreement (the “New Forbearance Agreement”) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the New Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to specified events of default (the “Specified Defaults”) under the Pinecone Loan Documents.

The forbearance period under the New Forbearance Agreement is from September 6, 2018, the date on which certain conditions set forth in the New Forbearance Agreement were satisfied, to December 31, 2018, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Pinecone Loan Documents (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the New Forbearance Agreement.

Pursuant to the New Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) remove the restriction on prepaying the loans during the thirteen (13) month-period after the Closing Date; (ii) provide a thirty (30)-day cure period for certain events of default and a fifteen (15)-day cure period for certain failures to provide information or materials pursuant to the Pinecone Loan Documents; (iii) increase the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid ($0.25 million prior to December 31, 2018 and $0.5 million thereafter); and (iv) increase the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million fee described as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate will revert from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the New Forbearance Agreement, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the Pinecone Loan Documents, Pinecone may foreclose on the collateral securing the Pinecone Credit Facility (the “Collateral”). The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $5.2 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in substantially all of Regional Health’s direct and indirect, wholly-owned subsidiaries (the “Pledged Subsidiaries”) have been pledged to Pinecone as part of the Collateral. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations. Upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the New Forbearance Agreement, Pinecone may, in addition to its other rights and remedies, remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, then such managers would control such subsidiaries and their assets and operations and could potentially restrict or prevent such subsidiaries from paying dividends or distributions to Regional Health. As a holding company with no significant operations, Regional Health relies primarily on dividends and distributions from the Pledged Subsidiaries to meet its obligations and pay dividends on its capital stock (when and as declared by the Board.)

The Pinecone Loan Documents provide that Pinecone’s rights and remedies upon an event of default are cumulative, and that Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Loan Documents or applicable law. The Company does not know which rights and remedies, if any, Pinecone may choose to exercise under the Pinecone Loan Documents upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the New Forbearance Agreement. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and the Company’s ability to continue operations will be materially jeopardized.

The current forbearance period under the New Forbearance Agreement expires on December 31, 2018, unless earlier terminated upon the occurrence of specified termination events under the New Forbearance Agreement. As of such date, Pinecone will no longer be required to forbear from exercising its default-related rights and remedies with respect to the Specified Defaults and may exercise all of its rights and remedies with respect to the Pinecone loan Documents at that time.

As of September 30, 2018, eight of the Company’s facilities were in arrears’ on their rent payments. Combined cash rental payments for all eight facilities total $0.4 million per month, or approximately 21% of our anticipated total monthly rental receipts. As of September 30, 2018 the facilities in Ohio owe in aggregate approximately $1.8 million and the Symmetry related facilities owe in aggregate approximately $0.6 million. Five of these facilities located in Ohio and leased to affiliates of Beacon Health Management, LLC (“Beacon”) and the Company has issued default notices to the operators of such facilities. Of the remaining three facilities in arrears on their rental payments, one such facility is located in North Carolina and two such facilities are located in South Carolina and all three of such facilities are leased to affiliates of Symmetry Healthcare Management, LLC (“Symmetry”) (for additional information with respect to such facilities, see Note 7 – Leases).

On September 20, 2018, the Company reached an agreement with Symmetry, pursuant to which Symmetry agreed to a payment plan for rent arrears and the Company agreed to an aggregate reduction of approximately $0.6 million in annualized rent with respect to the three facilities leased to Symmetry and waived approximately $0.2 million in rent that was in arrears with respect to such facilities, upon which Symmetry recommenced monthly rent payments with respect to such facilities of $0.1 million in the aggregate, starting with the September 1, 2018 amounts due.

Management is currently in negotiations with the operators of the facilities located in Ohio to obtain payment of all unpaid rents and to implement plans to ensure the future payment of rent. Such plans may include replacing one or more of the current operators or negotiating a new agreement with one or more of the current operators to resume rent payments. If the Company agrees to additional or revised terms with any current operator, such terms may be less favorable to the Company than the terms provided in the current lease. Management believes that the Company will attain a resolution that allows for the resumption of rent at the remaining five facilities within a relatively short time frame. If the Company is unable to resume collection of rent with respect to the five facilities, it will hinder the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

On August 28, 2018, the Company received a deficiency letter (the “Letter”) from NYSE American LLC (“NYSE American” or the “Exchange”) stating that the Company is not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”).  Specifically, the Letter informed the Company that the Exchange has determined that shares of the Company’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on the Company effecting a reverse stock split of the common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the Exchange determined to be no later than February 27, 2019. As a result of such noncompliance, the Company has become subject to the procedures and requirements of Section 1009 of the Company Guide.

The Company intends to regain compliance with the continued listing standards set forth in the Company Guide by undertaking a measure or measures that are in the best interests of the Company and its shareholders. In connection with such efforts, the Company is submitting for approval at the Company’s 2018 annual meeting of shareholders a proposal to amend the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the common stock at a ratio of between one-for-six and one-for-twelve, as determined by the Board in its sole discretion.  The common stock and Series A Preferred Stock will continue to be listed on the NYSE American while the Company seeks to regain compliance with the continued listing standard noted, subject to the Company’s compliance with other continued listing requirements. If the Company fails to demonstrate a sustained price improvement or effect a reverse stock split of its common stock by February 27, 2019, then the Exchange may commence delisting procedures. The Company does not expect the Letter to affect the Company’s business operations, or its reporting obligations under the Securities and Exchange Commission regulations and rules, however management’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American.

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

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months, the likelihood that the Company will be able to comply with the requirements in the Pinecone Loan Documents, including the New Forbearance Agreement, and Pinecone’s remedies in the event of non-compliance, as well as the Company’s recurring business operating expenses.

There is no assurance that the Company will be able to comply with all of the requirements under the Pinecone Loan Documents, including the New Forbearance Agreement. Such compliance depends, in part, on the Company’s ability to work with outside parties, which is not within the Company’s exclusive control. If the Company is unable to comply with all the requirements under the Pinecone Loan Documents, including the New Forbearance Agreement, and Pinecone were to accelerate all obligations under the Pinecone Loan Documents or otherwise exercise its default-related rights or foreclose on the Collateral, then it would have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

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

NOTE 4.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	September 30, 2018	December 31, 2017
Cash	$1,884	$1,818

Restricted cash:
Cash collateral	44	63
Replacement reserves	297	260
Escrow deposits	768	637
Total current portion	1,109	960
Restricted cash for debt obligations	365	405
HUD and other replacement reserves	2,265	2,176
Total noncurrent portion	2,630	2,581
Total restricted cash	3,739	3,541

Total cash and restricted cash	$5,623	$5,359

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

NOTE 5.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	September 30, 2018	December 31, 2017
Buildings and improvements	5-40	$89,624	$89,665
Equipment and computer related	2-10	9,634	10,893
Land	—	4,137	4,248
Construction in process	—	231	49
		103,626	104,855
Less: accumulated depreciation and amortization		(25,052)	(23,642)
Property and equipment, net		$78,574	$81,213

The following table summarizes total depreciation and amortization expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2018	2017	2018	2017
Depreciation	$788	$857	$2,394	$2,486
Amortization	338	336	1,113	1,013
Total depreciation and amortization expense	$1,126	$1,193	$3,507	$3,499

NOTE 6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2017
Gross	$22,811	$2,471	$7,181	$32,463
Accumulated amortization	(4,166)	—	(4,994)	(9,160)
Net carrying amount	$18,645	$2,471	$2,187	$23,303
Amortization expense	(512)	—	(601)	(1,113)
Balances, September 30, 2018
Gross	22,811	2,471	7,181	32,463
Accumulated amortization	(4,678)	—	(5,595)	(10,273)
Net carrying amount	$18,133	$2,471	$1,586	$22,190

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).

The following table summarizes amortization expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2018	2017	2018	2017
Bed licenses	$171	$169	$512	$512
Lease rights	167	167	601	501
Total amortization expense	$338	$336	$1,113	$1,013

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2018(a)	$171	$166
2019	683	667
2020	683	482
2021	683	203
2022	683	68
Thereafter	15,230	-
Total expected amortization expense	$18,133	$1,586

(a)	Estimated amortization expense for the year ending December 31, 2018, includes only amortization to be recorded after September 30, 2018.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	September 30, 2018	December 31, 2017
Goodwill	$2,945	$2,945
Accumulated impairment losses	(840)	(840)
Net carrying amount	$2,105	$2,105

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7.	LEASES

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

As of September 30, 2018, the Company is in compliance with all operating lease financial covenants, except with respect to the leases for two facilities located in Georgia (the “Omega Facilities). Pursuant to the leases for the Omega Facilities, the Company is required to maintain a minimum tangible net worth of $5.0 million As of the date of filing, the Company’s tangible net worth is approximately $2.7 million, and the Company has not obtained a waiver with respect to the applicable financial covenant. The Company’s annual cash inflow from the Omega Facilities is approximately $2.2 million, with associated rent expense outflow being approximately $2.0 million, such leases expire in 2025.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)
2018 (a)	$2,118
2019	8,526
2020	8,677
2021	8,830
2022	9,026
Thereafter	37,430
Total	$74,607
(a)	Estimated minimum lease payments for the year ending December 31, 2018 include only payments to be paid after September 30, 2018.

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

On April 24, 2018, Skyline entered into a management contract with a third party to manage the Arkansas Facilities. On October 12, 2018, the Company accepted a payment of approximately $1.0 million from such third party in full satisfaction of the Skyline Note, which represents a discount from the full amount of $3.0 million outstanding thereunder. In connection with such payment, the Company agreed to release the Guarantors from their obligations under the Guaranty.

Beacon. On August 1, 2015, the Company entered into a lease inducement fee agreement with certain affiliates (collectively, the "Beacon Affiliates") of Beacon, pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain Beacon Affiliates to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). As of September 30, 2018, the balance of the Beacon Lease Inducement was approximately $0.5 million. On April 24, 2018, five Beacon affiliates (the “Ohio Beacon Affiliates”) informed the Company in writing that they would no longer be operating five (four owned and one leased by the Company) of the Company’s facilities located in Ohio (the “Ohio Beacon Facilities”) and that they would surrender operation of such facilities to the Company on June 30, 2018. As of the date of filing, the Ohio Beacon Affiliates have not surrendered possession of the Ohio Beacon Facilities and are nine months in arrears on rental payments. The Company intends to enforce its rights under the applicable sublease agreements for the Ohio Beacon Facilities and pursue all remedies available to it under such sublease agreements and applicable law. There is no assurance that the Company will be able to obtain payment of all unpaid rents under the leases for the Ohio Beacon Facilities. The Company is recognizing revenue on a cash basis with respect to the Ohio Beacon Facilities. During the first quarter of 2018, the Company expensed approximately $0.7 million straight-line rent asset, recorded an allowance of $0.5 million against the Beacon Lease Inducement and recorded approximately $0.3 million allowance for other receivables. The Company is in negotiations with suitably qualified replacement operators, who are undergoing the HUD approval process, for such facilities.

The annualized 2018 cash rent under the lease agreements for the Ohio Beacon Facilities is shown below:

			Initial Lease Term		2018 Cash	2018 Cash
					Annual Rent	Annual Rent
Facility Name	Operating Beds/Units	Structure	Commencement Date	Expiration Date	(Amounts in 000’s)	% of Total Expected
Ohio
Covington Care	94	Leased	8/1/2015	4/30/2025	$818	3.7%
Eaglewood ALF	80	Owned	8/1/2015	7/31/2025	764	3.4%
Eaglewood Care Center	99	Owned	8/1/2015	7/31/2025	764	3.4%
H&C of Greenfield	50	Owned	8/1/2015	7/31/2025	382	1.7%
The Pavilion Care Center	50	Owned	8/1/2015	7/31/2025	382	1.7%
Total	373				$3,110	13.9%

Symmetry. Affiliates of Symmetry (the “Symmetry Tenants”) lease the following facilities from the Company, pursuant to separate lease agreements which expire in 2030 (the “Symmetry Leases”): (i) the Company’s 106 bed, skilled nursing facility located in Sylvia, North Carolina (the “Mountain Trace Facility”); (ii) the Company’s 96-bed, skilled nursing facility located in Sumter, South Carolina (the “Sumter Facility”); and (iii) the Company’s 84-bed, skilled nursing facility located in Georgetown, South Carolina (the “Georgetown Facility”). On June 27, 2018, the Company notified Blue Ridge of Sumter, LLC, the tenant with respect to the Sumter Facility (the “Sumter Tenant”), and Blue Ridge on the Mountain, LLC, the tenant with respect to the Mountain Trace Facility (the “Mountain Trace Tenant”), that continued breach of the payment terms of the applicable Symmetry Lease would constitute an event of default. The Symmetry Tenants had alleged that the Company was in material breach of each of the Symmetry Leases with regard to deferred maintenance and were withholding rental payments on the basis of such allegations.

The Mountain Trace Tenant has not paid approximately $0.2 million in rent owned for April through August 2018, the Sumter Tenant has not paid approximately $0.3 million in rent owed for May through August 2018, and Blue Ridge in Georgetown, LLC, the tenant with respect to the Georgetown Facility (the “Georgetown Tenant”), has not paid $0.05 million in rent owed for July and August 2018.

On September 20, 2018, the Company reached an agreement with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a payment plan for the rent arrears and the Company agreed to a reduction in annualized rent of approximately $0.6 million (the “Rent Concession”) and waived approximately $0.2 million in rent arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due under the Symmetry Leases.

The Company intends to enforce its rights under the lease agreement for the Mountain Trace Facility and pursue all remedies available to it under such lease agreement and applicable law. The Company is currently in negotiations with a suitably qualified replacement operator to take possession of the Mountain Trace Facility on December 1, 2018. There is no assurance that the Company will be able to execute a new lease with respect to the Mountain Trace Facility on substantially equivalent terms to the current lease agreement or at all or that, if a new lease is executed, the new tenant will be able to take possession of the Mountain Trace Facility on December 1, 2018. Consequently, the Company is recognizing revenue on a cash basis with respect to the Mountain Trace Facility and has expensed approximately $0.5 million of straight-line rent asset for the nine month period ended September 30, 2018.

There is no assurance that the Company will be able to obtain payment of all unpaid rents and the collection of approximately $1.3 million (of asset balances shown in the table below) could be at risk.

Balances, net of allowances as of September 30, 2018 and annualized cash rent under the lease agreements for the Symmetry affiliated facilities is shown below:

(Amounts in 000’s)
Facility Name	Revenue Recognition	Straight- Line Rent Asset	Other Receivables	2018 Original Cash Annual Rent**	% of Total Original Expected 2018 Cash Annual Rent**	Annualized Rent Concession Granted*
North Carolina
Mountain Trace	Cash basis	$—	$—	$742	3.3%	$382
South Carolina
Sumter	Straight-line	537	409	836	3.8%	236
Georgetown	Straight-line	216	107	338	1.5%	26
		$753	$516	$1,916	8.6%	$644

*Effective September 1, 2018.

** Excludes concession granted

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

At September 30, 2018, there was approximately $1.0 million outstanding on the Peach Line.

Future minimum lease receivables from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31, are as follows:

(Amounts in 000's) (b)
2018 (a)	$4,660
2019	18,610
2020	19,040
2021	19,515
2022	20,002
Thereafter	94,216
Total	$176,043

(a)	Estimated minimum lease payments for the year ending December 31, 2018 include only payments to be paid after September 30, 2018.
(b)	Excludes amounts for the Ohio Beacon Facilities and Mountain Trace Tenant, and updated to reflect Symmetry Rent Concession.

For further details regarding the Company’s leased and subleased facilities to third-party operators, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7 - Leases and Note 10 – Acquisitions and Dispositions included in the Annual Report.

NOTE 8.	ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	September 30, 2018	December 31, 2017
Accrued employee benefits and payroll-related	$309	$290
Real estate and other taxes	704	423
Self-insured reserve (1)	1,832	5,077
Accrued interest	401	260
Other accrued expenses	974	972
Total accrued expenses and other	$4,220	$7,022

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

Notes payable and other debt consists of the following:

(Amounts in 000’s)	September 30, 2018	December 31, 2017
Senior debt—guaranteed by HUD	$33,066	$33,685
Senior debt—guaranteed by USDA (a)	13,831	20,320
Senior debt—guaranteed by SBA (b)	673	2,210
Senior debt—bonds	6,960	7,055
Senior debt—other mortgage indebtedness	27,398	9,486
Other debt	812	1,050
Convertible debt	—	1,500
Subtotal	82,740	75,306
Deferred financing costs	(1,665)	(2,027)
Unamortized discount on bonds	(167)	(177)
Total debt	80,908	73,102
Less: current portion of debt	25,744	8,090
Notes payable and other debt, net of current portion	$55,164	$65,012

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2018	December 31, 2017
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,247	$1,329
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,078	2,127
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,246	5,334
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,145	8,283
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,081	7,199
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,584	3,644
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,685	5,769
Total					$33,066	$33,685
Senior debt - guaranteed by USDA (c)
Attalla (e)	Metro City	09/30/2035	Prime + 1.50%	5.50%	$—	$6,169
Coosa	Metro City	09/30/2035	Prime + 1.50%	6.75%	5,431	5,562
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	7.00%	4,166	4,260
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.75%	4,234	4,329
Total					$13,831	$20,320
Senior debt - guaranteed by SBA (d)
College Park (e)	CDC	10/01/2031	Fixed	2.81%	$—	$1,523
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	7.50%	673	687
Total					$673	$2,210

(a)

Represents cash interest rates as of September 30, 2018 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.08% to 0.53% per annum.

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

(c)

For the four skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 2% to 3% through 2018, which declines 1% each year, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(d)	For each of the two facilities, the Company has a term loan with a financial institution, which is insured 75% by the SBA.
(e)	On February 15, 2018, the Company repaid these loans with proceeds from the Pinecone Credit Facility.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2018	December 31, 2017
Senior debt - bonds
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,610	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	350	445
Total					$6,960	$7,055

(a)	Represents cash interest rates as of September 30, 2018. The rates exclude amortization of deferred financing of approximately 0.26% per annum.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		September 30, 2018	December 31, 2017
Senior debt - other mortgage indebtedness
Quail Creek (c)	Congressional Bank	04/30/2019	LIBOR + 4.75%	5.75%	$4,136	$4,314
Northwest (d)	First Commercial	07/31/2020	Prime	5.00%	—	1,122
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,951	4,050
College Park	Pinecone (b)	08/15/2020	Fixed	13.50%	2,727	—
Northwest	Pinecone (b)	08/15/2020	Fixed	13.50%	2,685	—
Attalla	Pinecone (b)	08/15/2020	Fixed	13.50%	8,705	—
Adcare Property Holdings	Pinecone (b)	08/15/2020	Fixed	13.50%	5,194	—
Total					$27,398	$9,486

(a)

Represents cash interest rates as of September 30, 2018 as adjusted for applicable interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from approximately 0.14% to 1.49% per annum and excludes the 5.5% finance fee described below.

(b)

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. On September 6, 2018, the Company entered into the New Forbearance Agreement, which provided for certain amendments to the Pinecone Credit Facility (for further information see, “Pinecone Credit Facility” below in this Note).

(c)	On April 30, 2018, the Company extended the maturity date of the Quail Creek Credit Facility to April 30, 2019.
(d)	On February 15, 2018, the Company repaid this loan with proceeds from the Pinecone Credit Facility.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		September 30, 2018	December 31, 2017
Other debt
First Insurance Funding	03/01/2019	Fixed	4.24%	$81	$20
Key Bank	08/02/2019	Fixed	0.00%	495	495
McBride Note (a)	09/30/2019	Fixed	4.00%	153	264
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	—	42
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	83	229
Total				$812	$1,050

(a)

The Company executed an unsecured promissory note in favor of William McBride III, the Company’s former Chairman and Chief Executive Officer, pursuant to a settlement and mutual release agreement dated September 26, 2017, between Mr. McBride and the Company (the “McBride Settlement Agreement”).

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

(Amounts in 000’s)
Facility	Maturity	Interest Rate		September 30, 2018	December 31, 2017
Convertible debt
Issued July 2012 (a)	04/30/2018	Fixed	14.00%	$—	$1,500
Total				$—	$1,500

(a)	On February 15, 2018, the Company repaid the outstanding principal balance to Cantone Asset Management, LLC, together with accrued interest thereon, with proceeds from the Pinecone Credit Facility.

Pinecone Credit Facility

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. The Company borrowed an aggregate principal amount of $16.25 million. The Pinecone Credit Facility refinanced existing mortgage debt in an aggregate amount of $8.7 million with respect to the Facilities. On May 18, 2018, the Company and Pinecone modified the debt and on September 6, 2018, the Company and Pinecone substantially changed the terms of the Loan to complete an exchange of debt and accordingly recorded a $3.5 million loss on extinguishment on the statement of operations for the period.

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

On May 10, 2018, management was notified by Pinecone that the certain events of default under the Pinecone Credit Facility had occurred and were continuing. On May 18, 2018, the Company and Pinecone entered into the Original Forbearance Agreement, pursuant to which Pinecone agreed, subject to terms and conditions set forth in the Original Forbearance Agreement, to forbear from exercising its default-related rights and remedies with respect to specified events of default under the Pinecone Credit Facility during the forbearance period provided for therein. The Original Forbearance Agreement outlined a plan of correction whereby the Company could regain compliance under the Pinecone Credit Facility. Requirements set forth in the Original Forbearance Agreement included, among other things, the hiring of a special consultant to advise management on operational improvements and to assist in coordinating overall company strategy. Pursuant to the Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Credit Facility.  Such amendments, among other things: (i) eliminate the Company’s obligation to complete certain lease assignments to suitably qualified replacement operators; (ii) require the payment of a specified “break-up fee” upon certain events, including prepayment of the Pinecone Credit Facility or a change of control; (iii) increase the ongoing interest rate from 12.5% per annum to 13.5% effective May 18, 2018; and (iv) increase the outstanding principal balance of the Pinecone Credit Facility by 2.5%.

The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018 because the Company did not satisfy the condition set forth in the Original Forbearance Agreement requiring the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Original Forbearance Agreement. Accordingly, as of such date, Pinecone was no longer required to forbear from exercising its default-related rights and remedies with respect to the specified defaults and could have exercised all of its rights and remedies under the Pinecone Credit Facility (including the application of an additional 5% interest on the outstanding loans under the Pinecone Credit Facility, the acceleration of such outstanding loans or foreclose on the Collateral).

On July 18, 2018, the Company received a letter from Pinecone stating that, as a result of the termination of the forbearance period under the Original Forbearance Agreement, Pinecone could accelerate its outstanding loans under the Pinecone Credit Facility and the Company was obligated to pay interest on such loans at the default interest rate of 18.50% per annum.

On September 6, 2018, the Company and certain of its subsidiaries entered into the New Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the New Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Pinecone Loan Documents.

The forbearance period under the New Forbearance Agreement is from September 6, 2018, the date on which certain conditions set forth in the New Forbearance Agreement were satisfied, to December 31, 2018, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Pinecone Loan Documents (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the New Forbearance Agreement.

Pursuant to the New Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) remove the restriction on prepaying the loans during the thirteen (13) month-period after the Closing Date; (ii) provide a thirty (30)-day cure period for certain events of default and a fifteen (15)-day cure period for certain failures to provide information or materials pursuant to the Pinecone Loan Documents; (iii) increase the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid ($0.25 million prior to December 31, 2018 and $0.5 million thereafter); and (iv) increase the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate will revert from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

Pursuant to the New Forbearance Agreement which amends the Pinecone Loan Documents, the Company hired a financial advisor (a “Financial Advisor”) reasonably acceptable to Pinecone to advise management and the Company’s board of directors on operational improvements and to assist in coordinating overall company strategy, whose engagement shall include assisting the Company to obtain one or more sources of refinancing to repay the obligations under the Pinecone Loan Documents. The New Forbearance Agreement also amends the Pinecone Credit Facility to permit the Company to substitute or replace the operators of certain of the Company’s facilities without the prior written consent of Pinecone, provided that such substitution or replacement is on commercially reasonable terms, has been approved by a Financial Advisor, and the terms of which have been disclosed to Pinecone no later than two (2) business days prior to entry into definitive documentation and Pinecone has not objected during such time period.

The forbearance period under the New Forbearance Agreement expires on December 31, 2018, unless earlier terminated upon specified termination events. As of such date, Pinecone will no longer be required to forbear from exercising its default-related rights and remedies with respect to any Specified Defaults and may exercise all of its rights and remedies under the Pinecone Credit Facility at that time. For further information, see Note – 3 Liquidity.

Debt Covenant Compliance

As of September 30, 2018, the Company had approximately 23 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

The Company is in compliance with its debt covenants other than those in the Pinecone Credit Facility. The Company was not in compliance with various non-financial covenants and the combined fixed charge coverage ratio required under the Pinecone Credit Facility as of September 30, 2018. The Pinecone Credit Facility requires the Company maintain a combined fixed charge coverage ratio of 1.2, and the Company’s combined fixed charge coverage ratio was equal to 1.0 as of September 30, 2018, such violation is waived for the duration of the New Forbearance Agreement period. For further information, see Note 3 – Liquidity.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities for the twelve months ended September 30 of the respective year:

For the twelve months ended September 30,	(Amounts in 000’s)
2019	$6,494
2020 (1)	20,940
2021	1,711
2022	5,161
2023	1,730
Thereafter	46,704
Subtotal	$82,740
Less: unamortized discounts	(167)
Less: deferred financing costs, net	(1,665)
Total notes and other debt	$80,908

(1)	Unless accelerated by Pinecone, the Pinecone Credit Facility matures on August 15, 2020.
NOTE 10.	DISCONTINUED OPERATIONS

For discontinued operations, cost of services, primarily accruals for professional and general liability claims and bad debt expense are classified in the activities below. For a historical listing and description of the Company’s discontinued entities, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11 – Discontinued Operations included in the Annual Report.

The following table summarizes the activity of discontinued operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2018	2017	2018	2017
Cost of services	$(159)	$1,026	$235	$2,032
Interest expense, net	2	6	7	17
Net loss	$157	$(1,032)	$(242)	$(2,049)

NOTE 11.	COMMON AND PREFERRED STOCK

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

During the nine months ended September 30, 2017, the Company repurchased 118,199 shares of the common stock pursuant to the November 2016 Repurchase Program for $0.2 million at an average price of $1.54 per share, exclusive of commissions and related fees, and made no repurchases during the three months ended September 30, 2017 or the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2018 and 2017, respectively, the Company made no repurchases of the Series A Preferred Stock.

Preferred Stock Offerings and Dividends

No dividends were declared or paid on the Series A Preferred Stock for the three and nine months ended September 30, 2018. Dividends declared and paid on shares of the Series A Preferred Stock were $0.68 per share per quarter, or $1.9 million and $5.7 million respectively, for the three and nine months ended September 30, 2017.

As of September 30, 2018, as a result of the suspension of the dividend payment on the Series A Preferred Stock for the fourth quarter 2017 and the first, second and third quarter 2018 dividend periods, the Company has $7.6 million of undeclared preferred stock dividends in arrears, or $1.9 million per quarter.  On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on March 31, June 30, September 30, and December 31, of each year. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board.  The Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four consecutive dividends periods, meaning (i) the annual dividend rate on the Series A Preferred Stock will be increased to 12.875%, commencing on the first day after the missed fourth quarterly payment and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Company’s Amended and Restated Articles of Incorporation.

As of September 30, 2018, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

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

NOTE 12.	STOCK BASED COMPENSATION

For the three and nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s)	2018	2017	2018	2017
Employee compensation:
Restricted stock	$4	$47	$11	$81
Warrants	—	19	—	23
Total employee stock-based compensation expense	$4	$66	$11	$104
Non-employee compensation:
Board restricted stock	$46	$48	$115	$140
Board stock options	—	13	—	37
Total non-employee stock-based compensation expense	$46	$61	$115	$177
Total stock-based compensation expense	$50	$127	$126	$281

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 2,027,393 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of September 30, 2018, the number of securities remaining available for future issuance is 233,296.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

For the three and nine months ended September 30, 2018 and 2017, there were no issuances of common stock options or warrants.

Common Stock Options

The following table summarizes the Company’s common stock option activity for the nine months ended September 30, 2018:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2017	181	$3.98	6.4	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, September 30, 2018	181	$3.98	5.6	$—

The following table summarizes the common stock options outstanding and exercisable as of September 30, 2018:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, September 30, 2018	Weighted Average Exercise Price
$1.31 - $3.99	115	6.0	$3.90	115	$3.90
$4.00 - $4.30	66	5.0	$4.12	66	$4.12
Total	181	5.6	$3.98	181	$3.98

Common Stock Warrants

The following table summarizes the Company’s common stock warrant activity for the nine months ended September 30, 2018:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2017	1,019	$3.79	4.7	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, September 30, 2018	1,019	$3.79	3.9	$—

The following table summarizes the common stock warrants outstanding and exercisable as of September 30, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, September 30, 2018	Weighted Average Exercise Price
$0 - $1.99	110	1.1	$1.93	110	$1.93
$2.00 - $2.99	110	1.1	$2.57	110	$2.57
$3.00 - $3.99	274	2.7	$3.71	274	$3.71
$4.00 - $4.99	502	5.8	$4.42	502	$4.42
$5.00 - $5.90	23	4.6	$5.90	23	$5.90
Total	1,019	3.9	$3.79	1,019	$3.79

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2018:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2017	152	$1.83
Granted	490	$0.30
Vested	(61)	$1.85
Forfeited	—	$—
Unvested, September 30, 2018	581	$0.54

For restricted stock unvested at September 30, 2018, $0.2 million in compensation expense will be recognized over the next 1.7 years.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of September 30, 2018, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) and are operational (see Note 7 - Leases).

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

Professional and General Liability Claims. As of September 30, 2018, the Company is a defendant in 21 professional and general liability actions primarily commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. During the quarter ended September 30, 2018, the Company has settlements in principal with respect to seven of these actions, subject to certain conditions, as discussed below. Of the 14 actions not subject to settlement in principle, two such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage and five of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to 25 actions filed in the State of Arkansas which were pending on such date. As discussed below, as of September 30, 2018, 18 of such actions have been dismissed with prejudice and seven of such actions remain subject to a settlement in principle. Each mediation settlement agreement provides for payment by the Company of a specified settlement amount, which settlement amount with respect to each action was deposited into the mediator’s trust account. The aggregate settlement amount for all such 25 actions before related insurance proceeds is $5.2 million. The settlement of each such action must be individually approved by the probate court, and the settlement of one action is not conditioned upon receipt of the probate court’s approval with respect the settlement of any other action. Upon the probate court approving, with respect to a particular action, the settlement and an executed settlement and release agreement, the settlement amount with respect to such action will be disbursed to the plaintiff’s counsel. Under the settlement and release agreement with respect to a particular action, the Company will be released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities.

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

In the second quarter of 2018, the Company settled one professional and general liability action (which was not subject to a mediation settlement agreement as discussed above) for a total of $50,000, payable in 10 monthly instalments commencing July 2018.

In the second quarter of 2018, the Company was notified of one employment related action filed against the Company related to one of the Company’s discontinued operations. On August 1, 2018 the Company responded requesting dismissal without prejudice on multiple grounds, including being barred by the applicable statute of limitation. On October 4, 2018, the case against the Company was dismissed with prejudice.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $1.8 million and $5.1 million at September 30, 2018 and December 31, 2017, respectively. Additionally as of September 30, 2018 and December 31, 2017, $0.6 million and $0.5 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets, and $0.2 million as of December 31, 2017, was reserved for settlement amounts in “Other liabilities”. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies included in the Annual Report.

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

Pinecone Credit Facility Contingent Finance Fees

Pursuant to the New Forbearance Agreement, the Company and Pinecone agreed to increase the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid, with such fee being $0.25 million prior to December 31, 2018 and $0.5 million thereafter. For further information, see Note 3 – Liquidity and Note 9 – Notes Payable and Other Debt.

NOTE 14.	RELATED PARTY TRANSACTIONS

McBride Matters

During the three months ended September 30, 2018, the Company paid $39,082 to Mr. McBride, the Company’s former Chief Executive Officer and a former director, pursuant to the McBride Settlement Agreement.

For additional information regarding the Company’s related party transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 18 – Related Party Transactions included in the Annual Report.

NOTE 15.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

Skyline Note

On October 12, 2018, the Company accepted a payment of approximately $1.0 million in full satisfaction of the Skyline Note, which represents a discount from the full amount of $3.0 million outstanding thereunder. In connection with such payment the Company agreed to release the Guarantors from their obligations under the Guaranty (see Note 7 – Leases).

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of September 30, 2018, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Liquidity. Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations (assuming that new tenants for the Ohio Beacon Facilities are in place by the end of the fourth quarter of 2018), and debt refinancing during the twelve months from the date of this filing. At September 30, 2018, the Company had $1.9 million in unrestricted cash. During the nine months ended September 30, 2018, the Company generated positive cash flow from continuing operations of $1.3 million. On June 8, 2018, the Board indefinitely suspended dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears for the fourth quarter 2017, and the first, second and third quarter 2018 dividend periods.

On September 6, 2018, the Company and certain of its subsidiaries entered into a the New Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the New Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Pinecone Credit Facility. The forbearance period under the New Forbearance Agreement is from September 6, 2018, the date on which certain conditions set forth in the New Forbearance Agreement were satisfied, to December 31, 2018, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Pinecone Loan Documents (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the New Forbearance Agreement. Pursuant to the New Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) increase the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid; and (ii) increase the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate will revert from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the New Forbearance Agreement, Pinecone may: (i) declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable; (ii) foreclose on the Collateral securing the Pinecone Credit Facility; and (iii) exercise all of the other rights and remedies available to it under the Pinecone Loan Documents and applicable law. For information regarding the Pinecone Credit Facility, see Note 9 – Notes Payable and Other Debt and Note 3 – Liquidity, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

There can be no assurance that the Company will be able to comply with all of the requirements under the Pinecone Loan Documents, including the New Forbearance Agreement. Such compliance depends, in part, on the Company’s ability to work with outside parties, which is not within the Company’s exclusive control. If the Company is unable to comply with all the requirements under the Pinecone Loan Documents, including the New Forbearance Agreement, and Pinecone were to accelerate all obligations under the Pinecone Loan Documents or otherwise exercise its default-related rights or foreclose on the Collateral, then it would have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

We are not in compliance with the continued listing standards of the NYSE American because the Company’s securities have been selling for a low price per share for a substantial period of time. We give no assurance that the Company will be able to regain compliance with the applicable NYSE American continued listing standards. Our ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and Series A Preferred Stock on the NYSE American. For further information, see Note 3 – Liquidity, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report and risk factors discussed in Part II, Item 1A. Risk Factors, of this Quarterly Report.

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

Portfolio

The following table provides summary information regarding the number of facilities and related operational beds/units as of September 30, 2018:

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

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of September 30, 2018:

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

(2)

On April 24, 2018, the Company received notice from the Ohio Beacon Affiliates, that they would no longer be operating the Ohio Beacon Facilities commencing July 1, 2018 (although they have continued to operate such facilities beyond such date and are now expected to cease operations of such facilities on November 30, 2018). The Company is currently in negotiations with suitably qualified replacement operators, who are undergoing the required HUD approval process for such facilities, to take possession of the Ohio Beacon Facilities on December 1, 2018. There is no assurance that the Company will be able to execute new leases with respect to the Ohio Beacon Facilities on substantially equivalent terms to the current sublease agreements or at all or that, if new leases are executed, the new tenants will be able to take possession of the Ohio Beacon Facilities on December 1, 2018.

(3)

On June 27, 2018, the Company notified the Mountain Trace Tenant, if it continued to breach the payments terms under the lease agreement for the Company’s Mountain Trace Facility, that nonpayment would constitute an event of default. The Company is currently in negotiations with suitably qualified replacement operators to take possession of the Mountain Trace Facility on December 1, 2018. There is no assurance that the Company will be able to execute a new lease with respect to the Mountain Trace Facility on substantially equivalent terms to the current lease agreement for such facility or at all or that, if a new lease is executed, the new tenant will be able to take possession of the Mountain Trace Facility on December 1, 2018. On September 20, 2018, the Company reached an agreement with Symmetry, regarding their assertion that the Company was in material breach of each of the lease agreements, with regard to deferred maintenance, under which all three of the Symmetry affiliated tenants lease from the Company. Pursuant to the aforementioned dispute, Symmetry was withholding rental payments. On June 27, 2018, the Company notified the Sumter Tenant, an affiliate of Symmetry, if it continued to breach the payment terms of the lease agreement under which it leases the Company’s Sumter Facility, that nonpayment would constitute an event of default, the Sumter Tenant has not paid approximately $0.3 million in rent owed for May through August 2018. In addition the Georgetown Tenant, which it leases the Company’s Georgetown Facility, has not paid rent for July and August 2018. There is no assurance that the Company will be able to obtain payment of all unpaid rents. On September 20, 2018, the Company reached an agreement with Symmetry, with respect to all three facilities, which granted approximately $0.6 million annualized Rent Concession and waived approximately $0.2 million in rent arrears, upon which Symmetry recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due. See Note 7 – Leases to the Company's Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Occupancy (%) (2)	80.0%	79.5%	77.3%	80.7%

(1)

Excludes the three Peach Facilities, which were operated by affiliates of New Beginnings Care LLC prior to their bankruptcy and are currently operated by affiliates of Peach Health for all periods presented. Occupancy for the Savannah Beach Facility, the one facility among the Peach Facilities which was not decertified by CMS, for the three months ending December 31, 2017, March 31, 2018 June 30, 2018 and September 30, 2018 was 88.5%, 85.7%, 82.3% and 83.8%, respectively.

(2)

Occupancy percentages are based on operational beds. The number of operational beds is reported to us by our tenants and represents the number of available beds that can be occupied by patients. The number of operational beds is always less than or equal to the number of licensed beds with respect to any particular facility.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Operational Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2024	1	126	4.3%	$965	4.0%
2025 (2)(4)	12	1,206	41.7%	9,671	40.2%
2026	—	—	—%	—	—%
2027	8	869	30.0%	8,265	34.4%
2028	—	—	—%	—	—%
Thereafter (3)	6	696	24.0%	5,129	21.4%
Total	27	2,897	100.0%	$24,030	100.0%

(1)	Straight-line rent.
(2)

On April 24, 2018, the Company received notice from the Ohio Beacon Affiliates, that they would no longer be operating the Ohio Beacon Facilities commencing July 1, 2018 (although they have continued to operate such facilities beyond such date and are now expected to cease operations of such facilities on November 30, 2018). Straight-line annual lease revenue included in the table above relating to the Ohio Beacon Facilities is approximately $3.3 million. The Company intends to enforce its rights under the applicable sublease agreements for the Ohio Beacon Facilities and pursue all remedies available to it under such sublease agreements and applicable law. The Company is currently in negotiations with suitably qualified replacement operators, who are undergoing the HUD approval process for such facilities, to take possession of the Ohio Beacon Facilities on December 1, 2018. There is no assurance that the Company will be able to execute new leases with respect to the Ohio Beacon Facilities on substantially equivalent terms to the sublease agreements under which the Ohio Beacon Affiliates operate the properties or at all, or that, if new leases are executed, the new tenants will be able to take possession of the Ohio Beacon Facilities on December 1, 2018.

(3)

Straight-line annual lease revenue included in the table above relating to the three Symmetry Tenants is approximately $2.2 million and does not reflect the annualized Rent Concession. On June 27, 2018, the Company notified the Mountain Trace Tenant if it continued to breach the payments terms under the lease agreement for the Mountain Trace Facility, that nonpayment would constitute an event of default. Straight-line annual lease revenue included in the table above relating to this facility is approximately $0.9 million. The Company is currently in negotiations with a suitably qualified replacement operator to take possession of the Mountain Trace Facility on December 1, 2018. There is no assurance that the Company will be able to execute a new lease with respect to the Mountain Trace Facility on substantially equivalent terms to the current lease agreement or at all or that, if a new lease is executed, the new tenant will be able to take possession of the Mountain Trace Facility on December 1, 2018. On September 20, 2018, the Company reached an agreement with Symmetry regarding their assertion that the Company is in material breach of each of the lease agreements, with regard to deferred maintenance, under which all three of the Symmetry affiliated tenants lease from the Company. Pursuant to the aforementioned dispute, Symmetry was withholding rental payments. On June 27, 2018, the Company notified the Sumter Tenant, an affiliate of Symmetry if it continued to breach the payment terms of the lease agreement under which it leases the Company’s Sumter Facility, that nonpayment would constitute an event of default. In addition the Georgetown Tenant, which it leases the Company’s Georgetown Facility, has not paid rent for July and August 2018. There is no assurance that the Company will be able to successfully obtain payment of all unpaid rents. On September 20, 2018, the Company reached an agreement with Symmetry, with respect to all three facilities, which granted approximately $0.6 million annualized Rent Concession and waived approximately $0.2 million in rent arrears, upon which Symmetry recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due. See Note 7 – Leases to the Company's Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

(4)	Straight-line annual lease revenue included in the table above relating to Omega Facilities is approximately $2.3 million.

Acquisitions

There were no acquisitions during the three and nine months ended September 30, 2018. For historical information regarding the Company’s acquisitions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 10 – Acquisitions and dispositions included in the Annual Report.

Divestitures

There were no divestitures for the three and nine months ended September 30, 2018. For historical information regarding the Company’s divestitures, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11 – Discontinued Operations included in the Annual Report.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in 000’s)	2018	2017	Percent Change (*)	2018	2017	Percent Change (*)
Revenues:
Rental revenues	$4,972	$5,983	(16.9)%	$15,706	$17,703	(11.3)%
Management fees	235	229	2.6%	703	688	2.2%
Other revenues	49	133	(63.2)%	148	393	(62.3)%
Total revenues	5,256	6,345	(17.2)%	16,557	18,784	(11.9)%
Expenses:
Facility rent expense	2,171	2,171	—	6,512	6,512	—
Cost of management fees	137	155	(11.6)%	448	499	(10.2)%
Depreciation and amortization	1,126	1,193	(5.6)%	3,507	3,499	0.2%
General and administrative expenses	984	908	8.4%	2,751	3,008	(8.5)%
Provision for doubtful accounts	(48)	—	NM	3,934	455	NM
Other operating expenses	255	517	(50.7)%	823	940	(12.4)%
Total expenses	4,625	4,944	(6.5)%	17,975	14,913	20.5%
Income (loss) from operations	631	1,401	(55.0)%	(1,418)	3,871	NM
Other expense:
Interest expense, net	1,783	1,011	76.4%	4,595	3,049	50.7%
Loss on extinguishment of debt	3,514	—	NM	3,955	63	NM
Other expense	—	105	(100.0)%	10	388	(97.4)%
Total other expense, net	5,297	1,116	374.6%	8,560	3,500	144.6%
(Loss) income from continuing operations before income taxes	(4,666)	285	NM	(9,978)	371	NM
Income tax expense	—	19	NM	33	20	NM
(Loss) income from continuing operations	(4,666)	266	NM	(10,011)	351	NM
Income (loss) from discontinued operations, net of tax	157	(1,032)	(115.2)%	(242)	(2,049)	(88.2)%
Net Loss	$(4,509)	$(766)	NM	$(10,253)	$(1,698)	NM

* Not meaningful (“NM”).

Three Months Ended September 30, 2018 and 2017

Rental revenues—Rental revenue decreased by approximately $1.0 million, or 16.9%, to $5.0 million for the three months ended September 30, 2018, compared with $6.0 million for the same period in 2017.  The decrease reflects the non-payment of rent from the Ohio Beacon Affiliates, who have notified us of their intention that they would no longer be operating the Ohio Beacon Facilities commencing July 1, 2018 (although they have continued to operate such facilities beyond such date and are now expected to cease operations of such facilities on November 30, 2018), and reflects rent in arrears for the Mountain Trace Facility, which the Company is currently in negotiations with a suitably qualified replacement operator to take possession on December 1, 2018. The Symmetry Tenants have resumed discounted rent payments beginning with the September 1, 2018 amounts due under the Symmetry leases. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates, the Mountain Trace Facility and the Oceanside Facility prior to recertification (which was recertified by CMS, in February 2017), for which rental revenue is recognized based on cash received.

General and administrative—General and administrative costs increased by $0.1 million, or 8.4%, to $1.0 million for the three months ended September 30, 2018, compared with $0.9 million for the same period in 2017. The net increase is due to approximately: (i) $0.3 million in business consulting expenses required by the Original and New Forbearance Agreements; (ii) approximately $0.1 million increase in legal expense, partially offset by: (i) a continued decrease in other expenses and salaries, wages and employee benefits expense of approximately $0.2 million and (ii) approximately $0.1 million in stock compensation expense.

Loss on extinguishment of debt—The loss from extinguishment of debt of $3.5 million, principally comprising expensed deferred financing fees and new financing fees, is due to the substantial change in debt terms pursuant to the New Forbearance Agreement with Pinecone.

Other operating expenses—Other operating expenses decreased by approximately $0.2 million, or 50.7%, to $0.3 million for the three months ended September 30, 2018, compared with $0.5 million for the same period in 2017. The decrease is due to: (i) to $0.3 million settlement expense related to the McBride Settlement Agreement with Mr. McBride, the Company’s former Chief Executive Officer and Chairman of the Board, in the prior year period; and (ii) $0.1 million investigation expense related to an internal investigation in the prior year period, offset by: (i) $0.1 million accrual for property taxes related to facilities whose rent payments are being recognized on a cash received basis; and (ii) approximately $0.1 million increase in contract services.

Interest expense, net—Interest expense increased by approximately $0.8 million, or 76.4%, to $1.8 million for the three months ended September 30, 2018, compared with $1.0 million for the same period in 2017. The increase is mainly due to the net increase of debt principal year over year and increased interest rates related to the Pinecone Credit Facility.

Income (loss) from discontinued operations—Discontinued operations decreased by $1.2 million, or 115.2%, to approximately $0.2 million income for the three months ended September 30, 2018, compared with $1.0 million expense for the same period in 2017. The current period gain is primarily related to a more favorable vendor settlement net of consultancy expenses related to settlement negotiations. Prior period expense comprises (i) an accrual for $0.8 million for a professional and general legal settlement and (ii) approximately $0.2 million for legal expenses.

Other expense—Other expense decreased by $0.1 million, or 100.0%, for the three months ended September 30, 2018, compared with $0.1 million for the same period in 2017. The prior period charge was related to expenses for the Merger.

Nine Months Ended September 30, 2018 and 2017

Rental revenues—Rental revenue decreased by approximately $2.0 million, or 11.3%, to $15.7 million for the nine months ended September 30, 2018, compared with $17.7 million for the same period in 2017.  The decrease reflects the non-payment of rent from the Ohio Beacon Affiliates, who have notified us of their intention that they would no longer be operating the Ohio Beacon Facilities commencing July 1, 2018 (although they have continued to operate such facilities beyond such date and are now expected to cease operations of such facilities on November 30, 2018), and rent in arrears for the Mountain Trace Tenant, for which the Company is currently in negotiations with a suitably qualified replacement operator to take possession on December 1, 2018. The Symmetry Tenants have resumed discounted rent payments beginning with September 1, 2018 amounts due under the Symmetry Leases. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates, the Mountain Trace Facility and the Oceanside Facility prior to recertification (which was recertified by CMS, in February 2017), for which rental revenue is recognized based on cash received.

Facility rent expense—Facility rent expense was $6.5 million for the nine months ended September 30, 2018, and $6.5 million for the same period in 2017. For further information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7 – Leases, included in the Annual Report and Note 7 – Leases to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

Depreciation and amortization—Depreciation and amortization was $3.5 million for the nine months ended September 30, 2018 and $3.5 million for the same period in 2017. The $0.1 million increase due to amortization of the lease intangible related to the assisted living and memory care community with 106 operational beds in Glencoe, Alabama that we purchased in May 2017, which was fully amortized in May 2018, was fully offset by reduction in depreciation from fully depreciated assets in the current year.

General and administrative—General and administrative costs decreased by approximately $0.2 million, or 8.5%, to $2.8 million for the nine months ended September 30, 2018, compared with $3.0 million for the same period in 2017. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.4 million; and (ii) a decrease in stock compensation expense of approximately $0.2 million and; (iii) a net decrease in other expenses of approximately $0.1 million, partially offset by approximately $0.4 million in business consulting expenses required by the Original and New Forbearance Agreements and approximately $0.1 million increase in legal expense.

Provision for doubtful accounts—Provision for doubtful accounts expense increased by approximately $3.5 million, to $4.0 million, for the nine months ended September 30, 2018, compared with $0.5 million for the same period in 2017. The increase is due to the Company recording an allowance of approximately $2.0 million on the $3.0 million Skyline Note, recording allowances for balances owed by the Ohio Beacon Affiliates and Mountain Trace Tenant, and the associated write-off of the straight-line rent receivable.

Other operating expenses—Other operating expenses decreased by $0.1 million, or 12.4%, to $0.8 million for the nine months ended September 30, 2018, compared with $0.9 million for the same period in 2017. The decrease is due to: (i) to $0.3 million settlement expense related to the McBride Settlement Agreement in the prior year period and (ii) $0.3 million investigation expense related to an internal investigation in the prior year period, offset by a (i) an accrual for approximately $0.4 million in property taxes related to facilities whose rent payments are being recognized on a cash received basis (primarily the Ohio Beacon Facilities) and (ii) approximately $0.1 million increase in contract services.

Interest expense, net—Interest expense increased by approximately $1.6 million, or 50.7%, to $4.6 million for the nine months ended September 30, 2018, compared with $3.0 million for the same period in 2017. The increase is mainly due to the net increase of debt principal year over year, increase in capitalized deferred financing (Pinecone amounts extinguished on September 6, 2018 in connection with amendments to the Pinecone Loan Documents under the New Forbearance Agreement) and increased interest rates related to the Pinecone Credit Facility, which was partially offset by the repayment of $6.7 million in convertible debt in the prior year and $1.5 million repayment of convertible debt during the first quarter of 2018.

Loss from debt extinguishment—The loss from debt extinguishment increased by approximately $3.9 million, to $4.0 million for the nine months ended September 30, 2018, compared with $0.1 million for the same period in 2017. The increase is due to $3.5 million from the substantial change in debt terms pursuant to the New Forbearance Agreement with Pinecone and pre-payment penalties of $0.2 million and $0.2 million in expensed deferred financing fees from the repayment of debt in connection with the Pinecone Credit Facility.

Loss from discontinued operations—The loss from discontinued operations decreased by $1.8 million, or 88.2%, to $0.2 million for the nine months ended September 30, 2018, compared with $2.0 million for the same period in 2017. The decrease is primarily due to lower professional and general legal expenses and bad debt expense.

Other expense—Other expense decreased by $0.4 million, or 97.4%, for the nine months ended September 30, 2018, compared with $0.4 million for the same period in 2017. The prior period charge was related to expenses for the Merger.

Liquidity and Capital Resources

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations (assuming that new tenants, for the Ohio Beacon Facilities, are in place by December 1, 2018), and debt refinancing during the twelve months from the date of this filing. At September 30, 2018, the Company had $1.9 million in unrestricted cash. During the nine months ended September 30, 2018, the Company generated positive cash flow from continuing operations of $1.3 million and anticipates continued positive cash flow from operations in the future.

On June 8, 2018, the Board indefinitely suspended dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears for the fourth quarter 2017, and the first, second and third quarter 2018 dividend periods. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs.

On February 15, 2018, the Company entered into the Pinecone Credit Facility, with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million with respect to the Facilities and provided additional surplus cash flow of $6.3 million. Regional Health is a guarantor of the Pinecone Credit Facility, and certain of the loans under the Pinecone Credit Facility are guaranteed by certain wholly-owned subsidiaries of Regional Health. The surplus cash flow from the Pinecone Credit Facility was used to deposit $2.4 million of cash into escrow to fund self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions (included within current liabilities) and to fund repayment of $1.5 million in convertible debt.

On May 10, 2018, Pinecone notified the Company in the Default Letter that the Company was in default under certain financial covenants under the Pinecone Loan Documents. On May 18, 2018, the Company and certain of its subsidiaries entered into the Original Forbearance Agreement with Pinecone, pursuant to which, Pinecone agreed, subject to the terms and conditions set forth in the Original Forbearance Agreement, to forbear from exercising its default-related rights and remedies with respect to the specified events of default specified during the forbearance period under the Original Forbearance Agreement.

The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018 because the Company did not satisfy the conditions set forth in the Original Forbearance Agreement requiring the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Original Forbearance Agreement. Accordingly, as of such date, Pinecone was no longer required to forbear from exercising its default-related rights and remedies with respect to the specified defaults and could exercise all of its rights and remedies under the Pinecone Credit Facility.

On July 18, 2018, the Company received another letter from Pinecone stating that, as a result of the termination of the forbearance period under the Original Forbearance Agreement, Pinecone could accelerate its outstanding loans under the Pinecone Credit Facility and the Company was obligated to pay interest on such loans at the default interest rate of 18.50% per annum.

On September 6, 2018, the Company and certain of its subsidiaries entered into a the New Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the New Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults. The forbearance period under the New Forbearance Agreement is from September 6, 2018, the date on which certain conditions set forth in the New Forbearance Agreement were satisfied, to December 31, 2018, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Pinecone Loan Documents (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the New Forbearance Agreement. Pursuant to the New Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) increase the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid; and (ii) increase the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million fee described as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate will revert from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

Upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the New Forbearance Agreement, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable and may foreclose on the Collateral securing the Pinecone Credit Facility. The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $5.2 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in the Pledged Subsidiaries have been pledged to Pinecone as part of the Collateral. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations. Upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the New Forbearance Agreement, Pinecone may, in addition to its other rights and remedies, remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, then such managers would control such subsidiaries and their assets and operations and could potentially restrict or prevent such subsidiaries from paying dividends or distributions to Regional Health. As a holding company with no significant operations, Regional Health relies primarily on dividends and distributions from the Pledged Subsidiaries to meet its obligations and pay dividends on its capital stock (when and as declared by the Board.)

Under the Pinecone Loan Documents, Pinecone’s rights and remedies upon an event of default are cumulative, and Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Loan Documents or applicable law. The Company does not know which rights and remedies, if any, Pinecone may choose to exercise under the Pinecone Loan Documents or applicable law upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the New Forbearance Agreement. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and the Company’s ability to continue operations will be materially jeopardized.

There is no assurance that the Company will be able to comply with the requirements in the Pinecone Loan Documents, including the New Forbearance Agreement. Such compliance depends, in part, on the Company’s ability to obtain the cooperation of outside parties, which is not within the Company’s control. If Pinecone were to exercise its rights and remedies under the Pinecone Credit Facility with respect to any event of default, then it could have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

As of September 30, 2018, eight of the Company’s facilities were in arrears’ on their rent payments. The Company had issued default notices to the operators of five of such facilities located in Ohio and leased to the Ohio Beacon Affiliates. One such facility is located in North Carolina and two such facilities are located in South Carolina and leased to the Symmetry Tenants (for additional information with respect to such facilities, see Note 7 – Leases). Combined cash rental payments for all eight facilities total $0.4 million per month, or approximately 21% of our anticipated total monthly rental receipts. On September 20, 2018, the Company reached an agreement with the Symmetry Tenants, pursuant to which the Symmetry Tenants agreed to a payment plan and the Company agreed to the Rent Concession and waived approximately $0.2 million in rent that was in arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due. Management is currently in negotiations with the operators of the facilities located in Ohio to obtain payment of all unpaid rents and to implement plans to ensure the future payment of rent. Such plans may include replacing one or more of the current operators or negotiating a new agreement with one or more of the current operators to resume rent payments. If the Company agrees to additional or revised terms with any current operator, such terms may be less favorable to the Company than the terms provided in the current lease. Management believes that the Company will attain a resolution that allows for the resumption of rent at the remaining five facilities within a relatively short time frame. If the Company is unable to resume collection of rent with respect to the five facilities, it will hinder the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

On August 28, 2018, the Company received the Letter from the NYSE American stating that the Company is not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the Company Guide.  Specifically, the Letter informed the Company that the Exchange has determined that shares of the Company’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on the Company effecting a reverse stock split of the common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the Exchange determined to be no later than February 27, 2019. As a result of such noncompliance, the Company has become subject to the procedures and requirements of Section 1009 of the Company Guide.

The Company intends to regain compliance with the continued listing standards set forth in the Company Guide by undertaking a measure or measures that are in the best interests of the Company and its shareholders. In connection with such efforts, the Company is submitting for approval at the Company’s 2018 annual meeting of shareholders a proposal to amend the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the common stock at a ratio of between one for-six and one-for-twelve, as determined by the Board in its sole discretion.  The common stock and Series A Preferred Stock will continue to be listed on the NYSE American while the Company seeks to regain compliance with the continued listing standard noted, subject to the Company’s compliance with other continued listing requirements. If the Company fails to demonstrate a sustained price improvement or effect a reverse stock split of its common stock by February 27, 2019, then the Exchange may commence delisting procedures. The Company does not expect the Letter to affect the Company’s business operations or its reporting obligations under the Securities and Exchange Commission regulations and rules, however our ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and Series A Preferred Stock on the NYSE American.

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

Cash Flows

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
(Amounts in 000’s)	2018	2017
Net cash provided by operating activities - continuing operations	$1,321	$4,515
Net cash used in operating activities - discontinued operations	(1,264)	(961)
Net cash used in investing activities - continuing operations	(266)	(2,184)
Net cash provided by (used in) financing activities - continuing operations	661	(15,739)
Net cash used in financing activities - discontinued operations	(188)	(485)
Net change in cash and restricted cash	264	(14,854)
Cash and restricted cash at beginning of period	5,359	19,509
Cash and restricted cash at end of period	$5,623	$4,655

Nine Months Ended September 30, 2018

Net cash provided by operating activities—continuing operations for the nine months ended September 30, 2018 was approximately $1.3 million, consisting primarily of our loss from operations less changes in working capital, and noncash charges (primarily bad debt expense, loss on extinguishment of debt, depreciation and amortization and rent revenue in excess of cash received). The $3.2 million decrease primarily reflects the non-payment of rent related to the Ohio Beacon Facilities (approximately $1.8 million), approximately $0.7 million (of which $0.2 million has been forgiven) of rent in arrears related to Symmetry affiliated tenants and approximately $0.9 million increase in interest payments partially offset by miscellaneous other amounts netting to $0.2 million.

Net cash used in operating activities—discontinued operations for the nine months ended September 30, 2018 was approximately $1.3 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash used in investing activities—continuing operations for the nine months ended September 30, 2018 was approximately $0.3 million. This is the result of capital expenditures on building improvements for three of the Company’s properties.

Net cash provided by financing activities—continuing operations was approximately $0.7 million for the nine months ended September 30, 2018. Excluding non-cash proceeds and payments, this is primarily the result of $2.4 million new financing from Pinecone offset by routine repayments of approximately $1.7 million of other existing debt obligations.

Net cash used in financing activities—discontinued operations for the nine months ended September 30, 2018 was approximately $0.2 million payments for Medicaid and vendor notes.

Nine Months Ended September 30, 2017

Net cash provided by operating activities—continuing for the nine months ended September 30, 2017 was approximately $4.5 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, rent revenue in excess of cash received and bad debt expense), primarily the result of routine operating activity.

Net cash used in operating activities—discontinued for the nine months ended September 30, 2017 was approximately $1.0 million. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims and is net of $1.2 million of collections on patient care receivables.

Net cash used in investing activities—continuing operations for the nine months ended September 30, 2017 was approximately $2.2 million. This is the result of; (i) $1.4 million for the acquisition of an assisted living and memory care community with 106 operational beds in Glencoe, Alabama, consisting of a $5.5 million purchase price offset by the associated $4.1 million financing and (ii) capital expenditures of approximately $0.8 million on building improvements, including the Oceanside Facility and the Jeffersonville Facility to assist the Peach Health Sublessee in connection with recertification efforts and the purchase of land adjacent to our facility located in Georgetown, South Carolina.

Net cash used in financing activities—continuing operations was approximately $15.7 million for the nine months ended September 30, 2017. This is primarily the result of repayments of $7.7 million of convertible debt, $3.1 million of other existing debt obligations, $0.2 million to repurchase shares of the common stock and $5.7 million payment of preferred stock dividends, partially off-set by net proceeds of $1.0 million from issuances of shares of the Series A Preferred Stock.

Net cash used in financing activities—discontinued for the nine months ended September 30, 2017 was approximately $0.5 million payments for Medicaid and vendor notes.

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

Accounts receivable, net totaled $0.9 million at September 30, 2018 and $0.9 million at December 31, 2017, with all uncollected patient care receivables fully allowed at September 30, 2018 and December 31, 2017.

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

Except as set forth in this Item 1., Legal Proceedings, there have been no new material legal proceedings and no material developments in the legal proceedings reported in Part I, Item 3, Legal Proceedings, in the Annual Report, as supplemented by the disclosure in Part II, Item 1, Legal Proceedings, in each of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2018. For additional information with respect to legal proceedings, also see Note 13 - Commitments and Contingencies to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

Professional and General Liability Claims. As of September 30, 2018, the Company is a defendant in 21 professional and general liability actions commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Seven of these actions were filed in the State of Arkansas by the same plaintiff attorney who represented the plaintiffs in a purported class action lawsuit against the Company previously disclosed as the Amy Cleveland Class Action (which settled in December 2015) and are subject to a settlement in principle as discussed below. Of the 14 not subject to settlement in principle: (i) two of such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage; and (ii) five of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company. These remaining 14 actions are in various stages of discovery, and the Company intends to vigorously defend such actions, where economically favorable to the Company.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to 25 actions filed in the State of Arkansas which were pending on such date. (As discussed below, as of September 30, 2018, 18 of such actions have been dismissed with prejudice and seven of such actions remain subject to a settlement in principle. Each mediation settlement agreement provides for payment by the Company of a specified settlement amount, which settlement amount with respect to each action was deposited into the mediator’s trust account in February 2018 and March 2018. The settlement of each such action must be individually approved by the probate court, and the settlement of one action is not conditioned upon receipt of the probate court’s approval with respect the settlement of any other action. Upon the probate court approving, with respect to a particular action, the settlement and an executed settlement and release agreement, the settlement amount with respect to such action is disbursed to the plaintiff’s counsel.  Under the settlement and release agreement with respect to a particular action, the Company will be released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities. Of the 25 actions subject to the settlement in principle: (i) the probate court approved settlements with respect to three of such actions during the quarter ended March 31, 2018 and approved settlements with respect to 15 of such actions during the quarter ended June 30, 2018; and (ii) all 18 of such actions for which settlements have been approved by the probate court have been dismissed with prejudice as of September 30, 2018.

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

In the second quarter of 2018, the Company settled one professional and general liability action (which was not subject to a mediation settlement agreement as discussed above) for a total of $50,000, payable in 10 monthly instalments commencing July 2018.

In the second quarter of 2018, the Company was notified of one employment related action filed against the Company related to one of the Company’s discontinued operations. On August 1, 2018 the Company responded requesting dismissal without prejudice on multiple grounds, including being barred by the applicable statute of limitation. On October 4, 2018, the case against the Company was dismissed with prejudice.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $1.8 million and $5.1 million at September 30, 2018 and December 31, 2017, respectively. Additionally as of September 30, 2018 and December 31, 2017, $0.6 million and $0.5 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets, and $0.2 million as of December 31, 2017, was reserved for settlement amounts in “Other liabilities”. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies included in the Annual Report.

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

For a detailed description of certain risk factors that could affect our business, operations and financial condition, see Part I, Item 1A., Risk Factors, included in the Annual Report, as supplemented and modified by the risk factors set forth below in this Item 1A. The risk factors described in the Annual Report and this Quarterly Report (collectively, the “Risk Factors”) do not describe all risks applicable to our business, and we intend it only as a summary of certain material factors. The Risk Factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because the Risk Factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of the common stock and Series A Preferred Stock could decline.

There is no assurance that the Company will be able to comply with, or otherwise modify, the requirements in the Pinecone Loan Documents, including the New Forbearance Agreement.  If Pinecone elects to exercise its rights and remedies under the Pinecone Loan Documents with respect to any event of default, then it will have a material adverse effect on us.

On September 6, 2018, the Company entered into the New Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the New Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies with respect to the Specified Defaults. The forbearance period under the New Forbearance Agreement expires December 31, 2018, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Pinecone Loan Documents (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the New Forbearance Agreement. As of such date, Pinecone will no longer be required to forbear from exercising its default-related rights and remedies with respect to the Specified Defaults and may exercise all of its rights and remedies with respect to the Pinecone Loan Documents at that time.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the New Forbearance Agreement, Pinecone may, among other things and subject to the terms of the Pinecone Loan Documents: (i) declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable; (ii)  foreclose on the Collateral; and (iii) remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries.

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

The Pinecone Loan Documents provide that Pinecone’s rights and remedies upon an event of default are cumulative, and that Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Loan Documents or applicable law. The Company does not know which rights and remedies, if any, Pinecone may choose to exercise under the Pinecone Loan Documents upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the New Forbearance Agreement. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and the Company’s ability to continue operations will be materially jeopardized.

There is no assurance that the Company will be able to comply with the requirements in the Pinecone Loan Documents, including the New Forbearance Agreement, or otherwise modify the requirements thereof. Such compliance depends, in part, on the Company’s ability to obtain the cooperation of outside parties, which is not within the Company’s control. If Pinecone were to exercise its default-related rights and remedies under the Pinecone Credit Facility, then it will have a material adverse consequence on the Company’s ability to meet its obligations arising within the next twelve months.

If we fail to meet all applicable continued listing requirements of the NYSE American and the NYSE American determines to delist the common stock and Series A Preferred Stock, then the delisting could adversely affect the market value and liquidity of such securities, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

On August 28, 2018, the Company received a letter from NYSE American stating that the Company is not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE American Company Guide because the shares of the Company’s securities have been selling for a low price per share for a substantial period of time and that the Company’s continued listing is predicated on the Company effecting a reverse stock split of the common stock or otherwise demonstrating sustained price improvement no later than February 27, 2019. Additionally, if at any time the common stock trades below an abnormally low level per share, then the Company’s securities will be automatically delisted from the NYSE American.

The Company is submitting for approval at the Company’s 2018 annual meeting of shareholders a proposal to amend the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the common stock at a ratio of between one-for-six and one-for-twelve, as determined by the Board in its sole discretion. If such proposal is approved by the shareholders, then the reverse split will be effected, if at all, only upon a determination by the Board that the reverse split is in the best interest of the Company and its shareholders.

The Board’s determination as to whether to effect the reverse split and, if so, pursuant to which exchange ratio, will be based upon those market and business factors deemed relevant by the Board at the time, including: (i) the continued listing standards of the NYSE American; (ii) existing and expected marketability and liquidity of the common stock; (iii) prevailing stock market conditions; (iv) the historical trading price and trading volume of the common stock; (v) the then‑prevailing trading price and trading volume of the common stock and the anticipated impact of the reverse split on the trading market for the common stock; (vi) the anticipated impact of the reverse split on the Company’s ability to raise additional financing; (vii) business developments affecting the Company; (viii) the Company’s actual or forecasted results of operations; and (ix) the likely effect on the market price of the common stock.

There is no assurance that the shareholders will approve the proposal with respect to the reverse split, or, if so approved, that the Board will determine that that the reverse split is in the best interest of the Company and its shareholders and implement the reverse split. If the Board determines to implement the reverse split, there is no assurance that: (i) the reverse split will result in the common stock trading above $0.20 per share for any significant period of time (which is the trading price below which the NYSE American generally would consider the common stock to be a low-priced stock); (ii) the trading value per share of the common stock after the reverse split will reflect the exchange ratio implemented by the Board; or (iii) the trading value per share following the reverse split would be maintained for any period of time following the reverse split. Following any reverse split, our securities may still run the risk of being considered a low‑priced stock under the listing standards of the NYSE American, which could cause the our securities to be delisted from the NYSE American.

We give no assurance that the Company will be able to regain compliance with the NYSE American continued listing standards. If the common stock and Series A Preferred Stock are delisted from the NYSE American, then such securities may trade in the over-the-counter market. If our securities were to trade on the over-the-counter market, selling the common stock and Series A Preferred Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event the common stock and Series A Preferred Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in such securities, further limiting the liquidity of the common stock and Series A Preferred Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from the NYSE American and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments.

We depend on affiliates of C.R. Management and Beacon for a significant portion of our revenues and any inability or unwillingness by such entities to satisfy their obligations to us could have a material adverse effect on us. Specifically, if we are unable to collect unpaid rents owed by the Ohio Beacon Affiliates, then it could have a material adverse effect on us.

Our 27 properties (excluding the three facilities that are managed by us) are operated by a total of 27 separate tenants, with each of our tenants being affiliated with one of six local or regionally focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between two and eight of our facilities, with our most significant operators, C.R. Management and Beacon, each operating (through a group of affiliated tenants) eight and seven facilities, respectively, as of the date of filing of this Quarterly Report. We, therefore, depend, on tenants who are affiliated with C.R. Management and Beacon for a significant portion of our revenues.

On April 24, 2018, the Company was notified by the Ohio Beacon Affiliates that they can no longer operate the five Ohio Beacon Facilities located in Ohio and that they would surrender operation of such facilities to the Company on June 30, 2018. As of the date of filing this Quarterly Report, the Ohio Beacon Affiliates have not surrendered possession of the Ohio Beacon Facilities and are nine months in arrears on rental payments and owe us approximately $2.3 million in rent arrears and $0.5 million with respect to the Beacon Lease Inducement. The Ohio Beacon Affiliates are expected to surrender the respective properties facilities on November 30, 2018. See Note 7 – Leases, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

Although we are currently in negotiations with suitably qualified replacement operators to take possession of the Ohio Beacon Facilities on December 1, 2018, subject to HUD approval, there is no assurance that we will be able to execute new leases with respect to such facilities on substantially equivalent terms to the sublease agreements for such facilities which we entered into with the Ohio Beacon Affiliates or at all or that, if new leases are executed, the new tenants will be able to take possession of such facilities on December 1, 2018.

We intend to enforce our rights under the sublease agreements for the applicable facilities which we entered into with the Ohio Beacon Affiliates and to pursue all remedies available to us under such sublease agreements and applicable law. However, there is no assurance that the Company will obtain from the Ohio Beacon Affiliates the unpaid rent amounts or amounts with respect to the Beacon Lease Inducement. If we are unable to collect unpaid rents owed by the Ohio Beacon Affiliates, then it could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that the tenants affiliated with C.R. Management and Beacon will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to collect unpaid rents owed by the Symmetry Tenants, then it could have an adverse effect on us.

The Symmetry Tenants lease from us the Mountain Trace Facility, the Sumter Facility and the Georgetown Facility. On September 20, 2018, the Company resolved its dispute with the Symmetry Tenants regarding their assertion that the Company was in material breach of each of the lease agreements, for these facilities with regard to deferred maintenance, under which all three of the Symmetry affiliated tenants lease from the Company. Pursuant to the aforementioned dispute, Symmetry was asserting the Company has not carried out agreed maintenance projects in the aggregate value of approximately $0.7 million. As a result of this dispute, the Symmetry Tenants withheld rental payments. As of the date of filing of this Quarterly Report, the affiliates of Symmetry Tenants have approximately $0.5 million in outstanding rental payments. Combined cash rental payments for the three facilitates leased to the Symmetry Affiliates under the applicable leases, before the Rent Concession, totaled approximately $0.2 million per month, or approximately 8.7% of our anticipated total monthly rental receipts. There is no assurance that the Company will obtain payment of all unpaid rents per the negotiated agreement. The Company agreed to grant rent concessions of approximately $0.6 million per year with respect to these facilities, effective September 1, 2018, upon which the Symmetry Tenants recommenced rental payments. See Note 7 – Leases, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, Financial Statements, of this Quarterly Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock for the fourth quarter 2017 and the first, second and third quarter 2018 dividend periods. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods.  On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. As a result of such suspension, the Company has $7.6 million of undeclared preferred stock dividends in arrears with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 11– Common and Preferred Stock – “Preferred Stock Offerings and Dividends”, to the Company’s Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1, of this Quarterly Report.

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

10.5

Forbearance Agreement dated September 6, 2018 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2018 (unaudited); (iv) Consolidated Statements of Cash Flows for the months ended September 30, 2018 and 2017 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	November 14, 2018	/s/ Brent Morrison
Brent Morrison
Interim Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2018	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)