Form 10-K
period 2018-12-31
REGIONAL HEALTH PROPERTIES, INC
filed 2019-05-17
CIK 1004724

Te

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number 001-33135

Regional Health Properties, Inc.

(Exact name of registrant as specified in its charter)

Georgia	81-5166048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
454 Satellite Boulevard NW, Suite 100, Suwanee, GA	30024-7191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code (678) 869-5116

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RHE	NYSE American
10.875% Series A Cumulative Redeemable Preferred Stock, no par value	RHE-PA	NYSE American

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Regional Health Properties, Inc.’s common stock held by non-affiliates as of June 30, 2018, the last business day of Regional Health Properties Inc.’s most recently completed second fiscal quarter, was $3,779,296. The number of shares of Regional Health Properties, Inc., common stock, no par value, outstanding as of April 22, 2019, was 1,688,219.

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

Our actual results may differ materially from those projected or contemplated by our forward-looking statements as a result of various factors, including, among others, the following:

•

Our ability to address the “going concern” considerations described in the footnotes to our audited consolidated financial statements included elsewhere in this Annual Report and to generate sufficient liquidity to satisfy our obligations as they become due;

•

Whether we will be able to comply with the loan documents relating to a significant debt refinancing we entered into on February 15, 2018, with Pinecone Realty Partners II, LLC (“Pinecone”), including the short-term forbearance agreement regarding our noncompliance with certain covenants thereunder, under which Pinecone may exercise its default-related rights and remedies upon the occurrence of an event of default under such loan documents, or the expiration or termination of the forbearance period under such forbearance agreement, which rights and remedies include, among other things, accelerating the maturity of such debt, foreclosing on our facilities which secure such debt, and exercising Pinecone’s  rights with respect to our pledge to Pinecone of our equity interests in substantially all of our direct and indirect, wholly-owned subsidiaries, which subsidiaries constitute substantially all of our assets and operations;

•

Whether we will be able to refinance or obtain further debt maturity extensions on the $4.1 million of mortgage indebtedness under our credit facility with Housing & Healthcare Funding, LLC, which matures in June 2019;

•

Our ability to execute upon the strategies we are pursuing to repay the indebtedness to Pinecone and to refinance or obtain further debt maturity extensions on the mortgage indebtedness maturing in June 2019, including the sale of certain assets;

•	Our ability to raise capital through equity and debt financings, and the cost of such capital;
•	Our ability to meet the continued listing requirements of the NYSE American LLC and to maintain the listing of our securities thereon;
•	Our dependence on the operating success of our tenants and their ability to meet their obligations to us;
•	The effect of increasing healthcare regulation and enforcement on our tenants, and the dependence of our tenants on reimbursement from governmental and other third-party payors;
•	The impact of litigation and rising insurance costs on the business of our tenants;
•	The effect of our tenants declaring bankruptcy or becoming insolvent;
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

PART I.

Item 1.    Business

Overview

Regional Health Properties, Inc. (“Regional Health” or “Regional”), through its subsidiaries (together, the “Company” or “we”), is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. As of December 31, 2018, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast (which number was reduced to 28 effective January 15, 2019, due to a lease termination and as of April 15, 2019, four owned facilities are held for sale subject to the purchase and sale agreement). The Company’s facilities provide a range of healthcare and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Regional Health’s predecessor was incorporated in Ohio on August 14, 1991, under the name Passport Retirement, Inc. In 1995, Passport Retirement, Inc. acquired substantially all of the assets and liabilities of AdCare Health Systems, Inc. and changed its name to AdCare Health Systems, Inc. (“AdCare”). AdCare completed its initial public offering in November 2006, relocated its executive offices and accounting operations to Georgia in 2012, and changed its state of incorporation from Ohio to Georgia in December, 2013.

Historically, AdCare’s business was focused primarily on owning and operating skilled nursing facilities and managing such facilities for unaffiliated owners with whom AdCare had management contracts. In July 2014, AdCare commenced a transition (the “Transition”). Whereby AdCare and its subsidiaries: (i) leased to third-party operators all of the healthcare properties which they own and previously operated; (ii) subleased to third-party operators all of the healthcare properties which they lease (but do not own) and previously operated; and (iii) retained a management agreement to manage two skilled nursing facilities and one independent living facility for third parties. The Transition was completed in December 2015, and, as a result of the Transition, the company acquired certain characteristics of a real estate investment trust (“REIT”) and became focused on the ownership, acquisition and leasing of healthcare properties.

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

•	Regional Health became the successor issuer to AdCare and succeeded to the assets and continued the business and assumed the obligations of AdCare;
•	the RHE common stock and RHE Series A Preferred Stock commenced trading on the NYSE American LLC (the “NYSE American” or the “Exchange”) immediately following the Merger;
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

•	there was no change in the assets we hold or in the business we conduct; and
•	there was no fundamental change to our current operational strategy.

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

Effective December 31, 2018, the Company completed a one-for-twelve reverse stock split of the common stock (the “Reverse Stock Split”). The Reverse Stock Split was implemented for the purpose of complying with the NYSE American continued listing standards regarding low selling price.

On April 17, 2019, the Company received a letter from NYSE American stating that the Company was not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the NYSE American Company Guide (the “Company Guide”) because the Company failed to timely file its Annual Report on Form 10-K for the period ended December 31, 2018. The Company is now subject to the procedures and requirements set forth in Section 1007 of the Company Guide. The Company has been provided a six-month cure period, with an option additional six-month cure period at the discretion of the NYSE American, who reserve the right at any time to immediately truncate the cure period or immediately commence suspension and delisting procedures. Additionally as of December 31, 2018, the Company’s minimum equity was only $0.15 million above the required minimum per the NYSE American continued listing standards relating to stockholders’ equity.

For a more detailed discussion, see “Risks Related to the Delisting of Our Securities” in Part I, Item 1A, “Risk Factors”, of this Annual Report.

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

•	“Charter” refers to the AdCare Charter with respect to the period prior to the Merger and to the RHE Charter with respect to the period after the Merger; and
•	“Bylaws” refers to the AdCare Bylaws with respect to the period prior to the Merger and to the RHE Bylaws with respect to the period after the Merger.

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

As of December 31, 2018, the Company owns, leases, or manages 30 facilities, which are located primarily in the Southeast. Of the 30 facilities, the Company: (i) leased 14 owned and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7- Leases to our audited consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

Effective January 15, 2019, the Company’s lease of two skilled nursing facilities located in Georgia (the “Omega Facilities”) which are comprised of an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia, was terminated by mutual consent of the Company and the lessor(s) (affiliates of Omega Healthcare) and the sublessee(s) (affiliates of Wellington Health Services, LP) of the Omega Facilities (the “Omega Lease Termination”). See Note 10 – Acquisitions and Dispositions and Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report and see Overview in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information and tables giving effect to the Omega Lease Termination.

On April 15, 2019 the Company entered into a purchase and sale agreement with respect to four owned skilled nursing facilities, which purchase and sale agreement could be terminated for any reason by the Buyer prior to May, 15 2019, at 5:00 p.m. Eastern Time.

The following table provides summary information regarding the number of facilities and related operational beds/units by state and property type as of December 31, 2018:

					Managed for
	Owned		Leased		Third-Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama (2)	3	410	—	—	—	—	3	410
Georgia (1) (2)	4	463	10	1,168	—	—	14	1,631
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	279	1	94	3	332	8	705
Oklahoma (2)	2	197	—	—	—	—	2	197
South Carolina	2	180	—	—	—	—	2	180
Total	16	1,635	11	1,262	3	332	30	3,229
Facility Type
Skilled Nursing (1)(2)	14	1,449	11	1,262	2	249	27	2,960
Assisted Living	2	186	—	—	—	—	2	186
Independent Living	—	—	—	—	1	83	1	83
Total	16	1,635	11	1,262	3	332	30	3,229

(1)

Effective January 15, 2019 the Company completed the Omega Lease Termination. See Note 10 – Acquisitions and Dispositions and Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report. The foregoing table does not reflect the Omega Lease Termination.

(2)

On April 15, 2019 the Company entered into purchase and sale agreement with respect to four owned skilled nursing facilities, which purchase and sale agreement could be terminated for any reason by the Buyer prior to May, 15 2019, at 5:00 p.m. Eastern Time. See Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of December 31, 2018:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management (4)	8	936
Aspire	5	373
Wellington Health Services (2)	4	641
Peach Health Group	3	252
Symmetry Healthcare (3)	3	286
Beacon Health Management	2	212
Southwest LTC (4)	2	197
Subtotal	27	2,897
Regional Health Managed	3	332
Total	30	3,229

(1)

Represents the number of facilities which are leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 7 – Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data”, and “Portfolio of Healthcare Investments” in Part I, Item 1., “Business”, in this Annual Report.

(2)

Effective January 15, 2019 the Company completed the Omega Lease Termination. See Note 10 – Acquisitions and Dispositions and Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report. The foregoing table does not reflect the Omega Lease Termination.

(3)

On February 28, 2019, the Company entered into a lease agreement (the “Vero Health Lease”) with Vero Health X, LLC (‘Vero Health”), an affiliate of Vero Health Management, LLC (“Vero Health Management”) whereby Vero Health took possession of, and commenced operations of an 106-bed skilled nursing facility located in Sylva, North Carolina (the “Mountain Trace Facility”). The Vero Health Lease became effective on March 1, 2019, upon the mutual termination of the lease with the prior tenant of the facility (the “Mountain Trace Symmetry Tenant”), who was affiliated with Symmetry Healthcare Management, LLC (“Symmetry Healthcare”). The Vero Health Lease is for an initial term of 10 years, with renewal options, is structured as a triple net lease and rent for the Mountain Trace Facility is approximately $0.5 million per year, with an annual 2.5 % rent escalation clause. See Note 19 – Subsequent Events to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

(4)

On April 15, 2019 the Company entered into purchase and sale agreement with respect to four owned skilled nursing facilities, which purchase and sale agreement could be terminated for any reason by the Buyer prior to May, 15 2019, at 5:00 p.m. Eastern Time. See Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Current Debt Maturities, including Long Term-Debt Classified as Current

On February 15, 2018 (the “Closing Date”), the Company entered into a debt refinancing (the “Pinecone Credit Facility”) with Pinecone Realty Partners II, LLC (“Pinecone”), with an aggregate principal amount of $16.25 million (which also required a 3.0% or $0.5 million “tail fee” payable upon the maturity date of August 15, 2020), which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties known as Attalla, College Park and Northwest (the “Facilities”), and provided additional surplus cash flow of $6.3 million for general corporate needs, after deducting approximately $1.25 million in debt issuance costs and prepayment penalties. The Pinecone Credit Facility originally bore interest at a fixed rate equal to 10% per annum for the first three months after the Closing Date and at a fixed rate equal to 12.5% per annum thereafter, subject to adjustment upon an event of default and specified regulatory events. Regional Health is a guarantor of the Pinecone Credit Facility. Certain of the notes under the Pinecone Credit Facility are also guaranteed by certain wholly-owned subsidiaries of Regional Health. The surplus cash flow from the Pinecone Credit Facility was used to fund $2.4 million of self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions (settled during the year ended December 31, 2018), and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility was used for general corporate purposes.

On May 10, 2018, Pinecone notified the Company in writing that the Company was in default under certain financial covenants of the loan documents evidencing the Pinecone Credit Facility. The Company and certain of its subsidiaries entered into forbearance agreements with Pinecone with respect to the Pinecone Credit Facility on May 18, 2018 (the “Original Forbearance Agreement”), on September 6, 2018 (the “New Forbearance Agreement”) and again on December 31, 2018 (the “A&R New Forbearance Agreement”). The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018 and the forbearance period under the New Forbearance Agreement terminated on December 31, 2018, in each case because the Company did not satisfy certain conditions set forth therein. The A&R New Forbearance Agreement expired according to its terms on March 14, 2019.

On March 29, 2019, the Company and certain of its subsidiaries entered into a second new amended and restated Forbearance Agreement (the “Second A&R Forbearance Agreement”) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to specified events of default (the “Specified Defaults”) under the Pinecone Credit Facility, dated as of February 15, 2018, among the Company and certain of its subsidiaries and Pinecone (the “Loan Agreement”). The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale (as defined below) in accordance with the timeline specified therein. Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Loan Agreement.  The Second A&R Forbearance Agreement  requires, among other things (i) that the Company pursue and complete an asset sale (the “Asset Sale”) which would result in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Loan Agreement as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerates the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019.

On April 30, 2019 the Company extended the April 30, 2019 maturity date on the mortgage indebtedness under the Company’s credit facility with Housing & Healthcare Funding, LLC (the “Quail Creek Credit Facility”) to June 30, 2019, with an option to further extend to July 31, 2019, at the lenders discretion. There is no assurance that the Company will be able to refinance the Quail Creek Credit Facility.

As of December 31, 2018, the aggregate balance outstanding under the Pinecone Credit Facility is $20.2 million, the approximately $3.45 million increase is due to the forbearance agreements fee’s and associated legal expenses. The balance outstanding under the Quail Creek Credit Facility is $4.1 million. These factors create substantial doubt about the Company’s ability to continue as a going concern. If these efforts to repay or refinance these liabilities are unsuccessful, the Company may be required to seek relief through a number of other available routes, which may include a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

For further information, see Note 1 – Summary of Significant Accounting Policies, Note 9 – Notes Payable and Other Debt and Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Acquisitions and Dispositions

The Company made no acquisitions or dispositions during the year ended December 31, 2018.

Effective January 15, 2019, the Company’s lease of the Omega Facilities, which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, was terminated by mutual consent of the Company and the lessor(s) and sublessee(s) of the Omega Facilities. In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of its integral physical fixed assets at the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. See Note 10 – Acquisitions and Dispositions and Note 19 – Subsequent Events to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

On April 15, 2019, certain wholly owned subsidiaries of Regional Health (collectively, “Seller”) entered into a Purchase and Sale Agreement (the “PSA”) with affiliates of MED Healthcare Partners LLC (collectively, “Buyer”) with respect to four (4) skilled nursing facilities owned by the Seller. Subject to the terms and conditions of the PSA, the Seller agreed to sell, and the Buyer agreed to purchase, all of the Seller’s right, title and interest in: (a) that certain 182 licensed bed skilled nursing facility commonly known as Attalla Health & Rehab located in Attalla, AL; (b) that certain 100 licensed bed skilled nursing facility commonly known as Healthcare at College Park located in College Park, GA; (c) that certain 118 licensed bed skilled nursing facility commonly known as Quail Creek Nursing & Rehabilitation Center located in Oklahoma City, OK; and (d) that certain 100 licensed bed skilled nursing facility commonly known as Northwest Nursing Center located in Oklahoma City, OK (collectively, the “PSA Facilities”). The Buyer’s obligation to complete such purchase and sale is subject to specified closing conditions, including a thirty (30) day due diligence period (the “Due Diligence Period”). During the Due Diligence Period, the Buyer may, in its sole and absolute discretion, terminate the PSA by written notice to the Seller for any reason or no reason and receive the return of its security deposit. The Due Diligence Period will expire on May, 15 2019, at 5:00 p.m. Eastern Time.

The aggregate purchase price for the PSA Facilities is $28.5 million in cash, as prorated and adjusted in accordance with the PSA. Pursuant to the PSA, the Buyer deposited a first deposit of $0.150 million into an escrow account.  A second deposit of $0.150 million is due from the Buyer after the expiration of the Due Diligence Period. If the Buyer does not terminate the PSA for any or no reason prior to the expiration of the Due Diligence Period and fails to timely make the second deposit of $0.150 million, then such failure shall be a default by the Buyer and the Seller may then elect to terminate the PSA and receive the first deposit as liquidated damages. The closing under the PSA is scheduled for thirty (30) days after the expiration of the Due Diligence Period.

Leasing Transactions

During the year ended December 31, 2018, the tenants of eight of the Company’s facilities were in arrears’ on their rent payments. Combined cash rental payments for all eight facilities totaled $0.4 million per month, or approximately 21% of our anticipated total monthly rental receipts. Five of these facilities are located in Ohio (the “Ohio Beacon Facilities”) and were leased to affiliates (the “Ohio Beacon Affiliates”) of Beacon Health Management, LLC (“Beacon”). The Ohio Beacon Affiliates, which were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities to the Company on December 1, 2018 upon the mutual termination of the applicable leases.

On November 30, 2018 the Company subleased the Ohio Beacon Facilities to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the Ohio Beacon Facilities (under Aspire’s operation, the “Aspire Facilities”) as subtenant, effective December 1, 2018. Annual anticipated minimum cash rent for the next twelve months is approximately $1.8 million, with provision for approximately $0.7 million additional cash rent based on each facility’s prior month occupancy.

The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. All Aspire Subleases are for an initial term of ten years, with renewal options, except with respect to the term for the H&C of Greenfield Facility, which has an initial five year term. The Aspire Subleases provide for and set annual rent increases generally commencing in the third lease year; from month seven of the Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Care Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ended December 31, 2019 is $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. Additionally, the Company agreed to indemnify Aspire against any and all liabilities imposed on them arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at December 31, 2018.

For a detailed description of each of the Company’s leases and the resolution of the dispute for the remaining three tenants who were in rent arrears’, see Note 7 - Leases and Note – 19 Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leasing Transactions. As of the filing date of this Annual Report, the Company has leased or subleased, as applicable, the following facilities to tenants:

Facility Name	State	Owned / Leased	Transaction Type	Commencement Date
2014
Thomasville	GA	Leased	Sublease	7/1/2014
Lumber City	GA	Leased	Sublease	11/1/2014
Southland	GA	Owned	Lease	11/1/2014
Attalla	AL	Owned	Lease	12/1/2014
Coosa Valley	AL	Owned	Lease	12/1/2014
2015
College Park	GA	Owned	Lease	4/1/2015
LaGrange	GA	Leased	Sublease	4/1/2015
Powder Springs	GA	Leased	Sublease	4/1/2015
Tara	GA	Leased	Sublease	4/1/2015
Sumter Valley	SC	Owned	Lease	4/1/2015
Georgetown	SC	Owned	Lease	4/1/2015
Glenvue	GA	Owned	Lease	7/1/2015
Autumn Breeze	GA	Owned	Lease	9/30/2015
Quail Creek	OK	Owned	Lease	12/31/2015
Northwest	OK	Owned	Lease	12/31/2015
2016
Jeffersonville	GA	Leased	Sublease	6/18/2016
Oceanside	GA	Leased	Sublease	7/13/2016
Savannah Beach	GA	Leased	Sublease	7/13/2016
2017
Meadowood	AL	Owned	Lease	5/1/2017
2018 (1)
Hearth & Care of Greenfield	OH	Owned	Lease	12/1/2018
The Pavilion Care Center	OH	Owned	Lease	12/1/2018
Eaglewood ALF	OH	Owned	Lease	12/1/2018
Eaglewood Care Center	OH	Owned	Lease	12/1/2018
Covington Care Center	OH	Leased	Sublease	12/1/2018
2019 (2)
Mountain Trace	NC	Owned	Lease	3/1/2019

(1)	Effective December 1, 2018, the Company subleased these facilities to Aspire Sublessees.
(2)

On February 28, 2019 the Company entered the Vero Health Lease with Vero Health an affiliate of Vero Health Management providing that Vero Health took possession of and operate the Mountain Trace Facility. The Vero Health Lease became effective, upon the termination of the prior tenant’s lease termination on March 1, 2019.

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

The skilled nursing industry is large, highly fragmented, and characterized predominantly by numerous local and regional providers. Based on a decrease in the number of skilled nursing facilities over the past few years, we expect that the supply and demand balance in the skilled nursing industry will continue to improve. We also anticipate that, as life expectancy continues to increase in the United States, notwithstanding the recent declines due to increased deaths amongst younger and middle-aged individuals (due to the overdose epidemic and suicides), the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to the 2010 U.S. Census, there were over 40 million people in the United States in 2010 that are over 65 years old. The 2010 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.

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

Competitive Strengths

As of the date of filing this Annual Report we believe we possess the following competitive strengths:

Long-Term, Triple-Net Lease Structure. All of our real estate properties are leased under triple-net operating leases with initial terms generally ranging from ten to fifteen years pursuant to which the tenants are responsible for all facility maintenance, insurance and taxes, and utilities. As of the date of filing this Annual Report, the leases had an average remaining initial term of approximately 8 years. In addition, each lease contains specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement. We also typically receive additional security under these leases in the form of security deposits from the lessee and guarantees from the parent or other related entities of the lessee.

Tenant Diversification. Our 28 properties (including the three facilities that are managed by us and giving effect to the Omega Lease Termination) are operated by a total of 28 separate tenants, with each of our tenants being affiliated with one of eight local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between two and eight of our facilities, with our most significant operators, C. Ross Management, LLC (“C.R Management”) and Aspire, each operating eight and five facilities, or 28.6% and 17.9% of the total number of our facilities, respectively. We believe that our tenant diversification should limit the effect of any operator’s financial or operating performance decline on our overall performance.

Geographically Diverse Property Portfolio. Our portfolio of 28 properties, comprising 2,930 operational beds/units, is diversified across six states. Our properties in any one state did not account for more than 46% of our total beds/units as of the date of filing this Annual Report. Properties in our largest state, Georgia, are geographically dispersed throughout the state. We believe this geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

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

Provide Capital to Underserved Operators. We believe that there is a significant opportunity to be a capital source to long-term care operators through the acquisition and leasing of healthcare properties that are consistent with our investment and financing strategy, but that, due to size and other considerations, are not a focus for large healthcare REITs. We seek primarily small to mid-size acquisition transactions with a focus on individual facilities with existing operators, as well as small groups of facilities and larger portfolios. In addition to pursuing acquisitions using triple-net lease structures, we may pursue other forms of investment, including partnering with investors, mortgage loans and joint ventures.

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

As December 31, 2018 and December 31, 2017, the Company reserved for approximately $1.4 million and $2.6 million, respectively, of gross patient care related receivables arising from its legacy operations. Allowances for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully reserved at December 31, 2018 and December 31, 2017.  Accounts receivable, net totaled $1.0 million at December 31, 2018 compared with $0.9 million at December 31, 2017.

Government Regulation

Healthcare Regulation. Our tenants are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certain certificate of need (“CON”) requirements, government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, data privacy and security, and other laws and regulations governing the operation of healthcare facilities. We expect that the healthcare industry will, in general, continue to face increased regulation and pressure in these areas. The applicable rules are wide-ranging and can subject our tenants to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by tenants, operators and managers can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors” in this Annual Report.

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

Other legislative developments, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), have greatly expanded the definition of healthcare fraud and related offenses and broadened its scope to include private healthcare plans in addition to government payors. Congress also has greatly increased funding for the Department of Justice, Federal Bureau of Investigation and The Office of the Inspector General (“OIG”) to audit, investigate and prosecute suspected healthcare fraud. Moreover, a significant portion of the billions in healthcare fraud recoveries over the past several years has also been returned to government agencies to further fund their fraud investigation and prosecution efforts.

Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, healthcare providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the Department of Health and Human Services (“HHS”) Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. The U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) issued an interim Final Rule which conformed HIPAA enforcement regulations to HITECH, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. Additionally, on January 17, 2013, CMS released an omnibus final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws. The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. This rule also modified the standard for when a breach of unsecured personally identifiable health information must be reported. Some covered entities have entered into settlement agreements with HHS for allegedly failing to adopt policies and procedures sufficient to implement the breach notification provisions in the HITECH Act. Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. HIPAA violations are also potentially subject to criminal penalties.

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

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information. In addition, some states are considering new laws and regulations that further protect the confidentiality, privacy, or security of medical records or other types of medical or personal information. These laws may be similar to or even more stringent than the federal provisions, in which case they are not preempted by HIPAA. Not only may some of these state laws impose fines and penalties upon violators, but some afford private rights of action to individuals who believe their personal information has been misused.

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

Government Reimbursement

The majority of skilled nursing facilities’ (“SNF”) reimbursement is through Medicare and Medicaid. These programs are often their largest source of funding. Senior housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”). The passage of the Healthcare Reform Law allowed formerly uninsured Americans to acquire coverage and utilize additional healthcare services. In addition, the Healthcare Reform Law gave the CMS new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place”, allowing senior citizens to stay longer in seniors housing communities, and diverting or delaying their admission into SNFs. In December, 2017, Congress eliminated the penalty associated with the individual mandate to maintain health insurance effective January 1, 2019. In December 2018, as a result of the penalty associated with the individual mandate being eliminated, a federal court in Texas found that the entire Healthcare Reform Law was unconstitutional. However, the law remains in place pending appeal. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Healthcare Reform Law. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We cannot predict the ultimate impact of these developments on our tenants. The potential risks, however, that accompany these regulatory and market changes are discussed below.

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

•

Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. On October 4, 2016, CMS published a final rule that, for the first time in nearly 25 years, comprehensively updated the SNF requirements for participation under Medicare and Medicaid. Among other things, the rule implemented requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. The requirements are being implemented in phases with the final phase to be implemented by November 28, 2019. We cannot accurately predict the effect the final rule will have on our tenants’ business once it is fully promulgated. Failure to obtain and maintain Medicare and Medicaid certification by our tenants would result in denial of Medicare and Medicaid payments which would likely result in a significant loss of revenue. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted payments resulting in lost revenue for specific patients. Efforts to impose reduced payments, greater discounts, and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs could have a material adverse effect on our tenants’ profitability and cash flows which, in turn, could adversely affect their ability to satisfy their obligations to us. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our tenants’ operations. No assurance can be given that such reforms will not have a material adverse effect on our tenants or on their ability to fulfill their obligations to us.

•

As a result of the Healthcare Reform Law, and specifically Medicaid expansion and establishment of Health Insurance Exchanges providing subsidized health insurance, more Americans have health insurance. These newly insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The Healthcare Reform Law remains controversial and continued attempts to repeal or reverse aspects of the law (see discussion in Part I, Item 1A, “Risk Factors” in this Annual Report concerning a possible repeal of Healthcare Reform Law) could result in insured individuals losing coverage, and consequently foregoing services offered by provider tenants in medical buildings and other healthcare facilities. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Law but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allowed states to decline to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is still unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, the federal matching rate decreased to 93% in 2019. We cannot predict whether other current or future efforts to repeal or amend the Healthcare Reform Law will be successful. Even absent changes to the Healthcare Reform Law, the executive branch of the federal government may make significant changes to the enforcement and implementation of Healthcare Reform Law requirements. We cannot predict the impact that any such repeal or amendment of the Healthcare Reform Law or related action by the executive branch would have on our operators or tenants and their ability to meet their obligations to us. We cannot predict whether the existing Healthcare Reform Law, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows, or financial condition of our operators and tenants are materially and adversely impacted by the Healthcare Reform Law or future legislation, our revenue and operations may be adversely affected as well.

•

CMS is currently in the midst of transitioning Medicare from a traditional fee-for-service reimbursement model to capitated, value-based, and bundled payment approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly eight-million Medicare beneficiaries now receive care via Accountable Care Organizations, and Medicare Advantage health plans now provide care for roughly seventeen-million Medicare beneficiaries. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014 was enacted, which implements value-based purchasing for SNFs. Beginning in fiscal year 2019, 2% of SNF payments will be withheld and approximately 50% to 70% of the amount withheld will be paid to SNFs through value-based payments. SNFs began reporting the claims-based 30-Day All-Cause Readmission Measure on October 1, 2015 and began reporting a resource use measure on October 1, 2016. Both measures are publicly available.

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

•

The majority of Medicare payments continue to be made through traditional Medicare Part A and Part B fee-for-service schedules. The Medicare and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015 (“MACRA”) addressed the risk of a Sustainable Growth Rate cut in Medicare payments for physician services. However, other annual Medicare payment regulations, particularly with respect to certain hospitals, skilled nursing care, and home health services, have resulted in lower net pay increases than providers of those services have often expected. In addition, MACRA established a multi-year transition into pay-for-quality approaches for Medicare physicians and other providers. This includes payment reductions for providers who do not meet government quality standards. The current Value-Based Payment Modifier program expired at the end of 2018, with the first Merit-based Incentive Payment System (“MIPS”) adjustments beginning in 2019. The continued implementation of pay-for-quality models is expected to produce funding disparities that could adversely impact some provider tenants in medical buildings and other healthcare properties.

•

OIG has increased focus in recent years on billing practices by SNFs. In September 2015, OIG issued a report calling for reevaluation of the Medicare payment system for SNFs. In particular, OIG found that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy, and that, under the current payment system, SNFs increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same. OIG determined that its findings demonstrated the need for CMS to reevaluate the Medicare SNF payment system, concluding that payment reform could save Medicare billions of dollars and encourage SNFs to provide services that are better aligned with beneficiaries’ care needs. OIG formulates a formal work plan each year for nursing centers. OIG’s most recent work plan indicates that among other things, OIG’s investigative and review focus in 2019 for nursing-facilities will include analysis of nursing facility staffing and review on inpatient claims subject to the post-acute care transfers policy. If followed, these reports and recommendations may impact our tenants. We cannot predict the likelihood, scope, or outcome of any such investigations on our tenants if these recommendations are implemented.

•

In 2019, CMS will include the new long-term-stay hospitalization measurement that the agency began tracking in 2018 in its quality measures for the consumer-based Nursing Home Compare website. CMS also began posting the number of hours worked by a facility’s non-nursing staff in July, 2018 and, in October 2019, will resume posting the average number of citations per inspection for each state and the nation as a whole, which may affect each facility’s health inspection rating on the site. We cannot predict how this data will affect our tenants’ business.

•

On July 29, 2016, CMS issued its final rule laying out the performance standards relating to preventable hospital readmissions from SNFs. The final rule includes the SNF 30-day All Cause Readmission Measure, which assesses the risk-standardized rates of all-cause, all conditions, unplanned inpatient readmissions for Medicare fee-for-service patients of SNFs within 30 days of discharge from admission to an inpatient prospective payment system (“IPPS”) hospital, critical access hospital (“CAH”), or psychiatric hospital. The final rule includes the SNF 30-Day Potentially Preventable Readmission Measure as the SNF all condition risk adjusted potentially preventable hospital readmission measure. This measure assesses the facility-level risk-standardized rate of unplanned, potentially preventable hospital readmissions for SNF patients within 30 days of discharge from a prior admission to an IPPS hospital, CAH, or psychiatric hospital. Hospital readmissions include readmissions to a short-stay acute-care hospital or CAH, with a diagnosis considered to be unplanned and potentially preventable.

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

•

On July 31, 2018, CMS released its final rule outlining fiscal year 2019 Medicare payment rates and quality programs for SNFs. The policies in the final rule continue to shift Medicare payments from volume to value by implementing SNF Value-Based Purchasing program (“VBP”) and SNF Quality Reporting Program (“QRP”). Additionally, effective October 1, 2019, CMS will be using the Patient Driven Payment Model (“PDPM”), which focuses on the patient’s condition and resulting care needs rather than on the amount of care provided in order to determine Medicare payment. Based on changes contained within this final rule, CMS estimates that the fiscal year 2019 aggregate impact will be an increase of $820 million in Medicare payments to SNFs, resulting from the fiscal year 2019 SNF market basket update required to be 2.4% by the BBA. Absent the application of this statutory requirement, the fiscal year 2019 market basket update factor would have been 2.0 % which reflects the SNF fiscal year 2019 market basket index of 2.8%, reduced by the multifactor productivity adjustment of 0.8%. The effect of the 2019 PPS rate update on our tenants’ revenues will be dependent upon their census and the mix of patients at the various PPS and PDPM pay rates. In addition, we cannot predict how future changes may impact reimbursement rates under the SNF PPS and PDPM system.

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

Under the terms of our leases, we generally have a right to indemnification by the tenants of our properties for any contamination caused by them. However, there is no assurance that our tenants will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any failure, inability or unwillingness to do so may require us to satisfy the underlying environmental claims. In general, we have also agreed to indemnify our tenants against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, our properties at any time before the applicable lease commencement date.

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2017 or 2018.

Employees

As of December 31, 2018, we had 16 employees of which 11 were full-time employees (excluding facility-level employees related to the Company’s management services agreement for three facilities in Ohio).

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

Risks Related to Our Business

There is no assurance that the Company will be able to comply with, or otherwise modify, the requirements in the Pinecone Loan Documents, including the Second A&R Forbearance Agreement.  If Pinecone elects to exercise its rights and remedies under the Pinecone Loan Documents with respect to any event of default, then it will have a material adverse effect on us and create substantial doubt about the Company’s ability to continue as a going concern.

On March 29, 2019, the Company and certain of its subsidiaries entered into the Second A&R Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale in accordance with the timeline specified therein. Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019. The forbearance period under the Company’s prior forbearance agreement with Pinecone expired according to its terms on March 14, 2019.

As of such date, Pinecone will no longer be required to forbear from exercising its default-related rights and remedies with respect to the Specified Defaults and may exercise all of its rights and remedies with respect to the Pinecone Loan Documents at that time.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the Pinecone Loan Documents, Pinecone may foreclose on the collateral securing the Pinecone Credit Facility (the “Collateral”). The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $5.4 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in substantially all of Regional Health’s direct and indirect, wholly-owned subsidiaries (the “Pledged Subsidiaries”) have been pledged to Pinecone as part of the Collateral. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations. Upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone may, in addition to its other rights and remedies, remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries. The assets and operations of the Pledged Subsidiaries constitute substantially all of the company’s assets and operations. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, then such managers would control such subsidiaries and their assets and operations and could potentially restrict or prevent such subsidiaries from paying dividends or distributions to Regional Health. As a holding company with no significant operations, Regional Health relies primarily on dividends and distributions from the Pledged Subsidiaries to meet its obligations and pay dividends on its capital stock (when and as declared by the Board.)

The Pinecone Loan Documents provide that Pinecone’s rights and remedies upon an event of default are cumulative, and that Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Loan Documents or applicable law. The Company does not know which rights and remedies, if any, Pinecone may choose to exercise under the Pinecone Loan Documents upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and the Company’s ability to continue operations will be materially jeopardized.

There is no assurance that the Company will be able to comply with the requirements in the Pinecone Loan Documents, including the Second A&R Forbearance Agreement, or otherwise modify the requirements thereof. Such compliance depends, in part, on the Company’s ability to obtain the cooperation of outside parties, which is not within the Company’s control. If Pinecone were to exercise its default-related rights and remedies under the Pinecone Credit Facility, then it will have a material adverse consequence on the Company’s ability to meet its obligations arising within the next twelve months, and create substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to resolve our professional and general liability actions on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation.

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to former patients. Although the Company settles cases from time to time if settlement is advantageous to the Company, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable and there is risk in the Company’s strategy of aggressively defending these cases. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition.

As of the date of filing this Annual Report, the Company is a defendant in 14 professional and general liability actions commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Two such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage and five of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included  within “Accrued expenses and other” in the Company’s audited consolidated balance sheets of $1.4 million and $5.1 million at December 31, 2018, and December 31, 2017, respectively. Additionally as of December 31, 2018 and December 31, 2017 approximately $0.6 million and $0.5 million was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets, and as of December 31, 2017, $0.2 million was reserved for settlement amounts in “Other liabilities” in the Company’s audited consolidated balance sheets. See Note 15 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data.”  Also see “Critical Accounting Policies - Self Insurance Reserve” and “Liquidity and Capital Resources - Cash Requirements” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We depend on affiliates of C.R Management and Aspire for a significant portion of our revenues and any inability or unwillingness by such entities to satisfy their obligations to us could have a material adverse effect on us.

Our 25 properties (excluding the three facilities that are managed by us) are operated by a total of 25 separate tenants, with each of our tenants being affiliated with one of eight local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between two and eight of our facilities, with our most significant operators, C.R Management and Aspire, each operating (through a group of affiliated tenants) eight and five facilities, respectively. We, therefore depend, on tenants who are affiliated with C.R Management and Aspire for a significant portion of our revenues. We cannot assure you that the tenants affiliated with C.R Management and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

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

Although each of our lease agreements typically provides us with, or will provide us with, the right to terminate, evict a tenant, foreclose on our collateral, demand immediate payment and exercise other remedies upon the bankruptcy or insolvency of a tenant, the law relating to bankruptcy as codified and enacted as Title 11 of the United States Code (the “Bankruptcy Code”) would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and to pursue other remedies against a bankrupt tenant. A bankruptcy filing by one of our tenants would typically prevent us from collecting unpaid pre-bankruptcy rents or evicting the tenant absent approval of the bankruptcy court. The Bankruptcy Code provides a tenant with the option to assume or reject an unexpired lease within certain specified periods of time. Generally, a lessee is required to pay all rent that becomes payable between the date of its bankruptcy filing and the date of the assumption or rejection of the lease (although such payments will likely be delayed as a result of the bankruptcy filing). Any tenant that chooses to assume its lease with us must cure all monetary defaults existing under the lease (including payment of unpaid pre-bankruptcy rents) and provide adequate assurance of its ability to perform its future obligations under the lease. Any tenant that opts to reject its lease with us would face a claim by us for unpaid and future rents payable under the lease, but such claim would be subject to a statutory “cap” and would generally result in a recovery substantially less than the face value of such claim. Although the tenant’s rejection of the lease would permit us to recover possession of the leased facility, we would likely face losses, costs and delays associated with re-leasing the facility to a new tenant.

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

•

Licensing and Certification. Healthcare operators are subject to various federal, state, and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators to comply with extensive standards governing operations. Many of our properties may require a license, registration, and/or CON to operate. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of health care facilities, by requiring a CON or other similar approval from a state agency. Governmental agencies administering these laws and regulations regularly inspect facilities and investigate complaints. Failure to obtain any required licensure, certification, or CON, the loss or suspension of any required licensure, certification, or CON, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until the necessary licenses, certifications, or CON are obtained or reinstated or until any such violations or deficiencies are cured. In such event, our revenues from leasing these facilities could be indirectly reduced or eliminated for an extended period of time or permanently.

•

Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships, and arrangements, including laws and regulations prohibiting fraud by healthcare providers. In addition, the Stark Law broadly defines the scope of prohibited physician referrals under federal health care programs to providers with which they have ownership or other financial arrangements. Many states have adopted, or are considering, legislative proposals similar to these laws, some of which extend beyond federal health care programs, to prohibit the payment or receipt of remuneration for the referral of patients and physician referrals regardless of the source of the payment for the care. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts. We cannot assure you that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more arrangements involving our tenants are in violation of the provisions of such laws and regulations. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The violation of any of these laws or regulations by any of our tenants may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties could jeopardize a tenant’s ability to make lease payments to us or to continue operating its facility.

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

Regulation of the long-term healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers. Federal, state, and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, data privacy and security, and financial and other arrangements that may be entered into by healthcare providers. In addition, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies, and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties, and even criminal penalties. We are unable to predict the scope of future federal, state, and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, and managers, which, in turn, could have a material adverse effect on us.

If our tenants fail to comply with the extensive laws, regulations, and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties, or be required to make significant changes to their operations. Our tenants also could face increased costs related to healthcare regulation, such as the Healthcare Reform Law, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a material adverse effect on us.

The impact of healthcare reform legislation on our tenants cannot be accurately predicted.

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic, and regulatory influences. Notably, the Healthcare Reform Law resulted in expanded health care coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the U.S. health care system. To help fund this expansion, the Healthcare Reform Law outlines certain reductions in Medicare reimbursements for various health care providers, including skilled nursing facilities, as well as certain other changes to Medicare payment methodologies.

Several provisions of the Healthcare Reform Law affect Medicare payments to skilled nursing facilities, including provisions changing Medicare payment methodology and implementing value-based purchasing and payment bundling. Although we cannot accurately predict how all of these provisions may be implemented, or the effect any such implementation would have on our tenants or our business, the Healthcare Reform Law could result in decreases in payments to our tenants, increase our tenants’ costs, or otherwise adversely affect the financial condition of our tenants, thereby negatively impacting their ability to meet their obligations to us.

The Healthcare Reform Law also requires skilled nursing facilities to have a compliance and ethics program that is effective in preventing and detecting criminal, civil, and administrative violations and in promoting quality of care. If our tenants fall short in their compliance and ethics programs and quality assurance and performance improvement programs, then, in addition to facing regulatory sanctions, their reputations and ability to attract residents could be adversely affected.

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

Other legislative changes have been proposed and adopted since the Healthcare Reform Law was enacted that also may impact our business. For instance, on April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which, among other things, has required CMS to measure, track, and publish readmission rates of skilled nursing facilities by 2017 and implement a value-based purchasing program for skilled nursing by October 1, 2018. The SNF VBP will increase Medicare reimbursement rates for skilled nursing facilities that achieve certain levels-of-quality performance measures to be developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP will be funded by reducing Medicare payment for all skilled nursing facilities by 2% and redistributing up to 70% of those funds to high-performing skilled nursing facilities. If Medicare reimbursement provided to our tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.

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

Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, additional documentation is necessary, or certain services were not covered or were not medically necessary. New legislative and regulatory proposals could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures and to make changes to private healthcare insurance. No assurance is given that adequate third-party payor reimbursement levels will continue to be available for the services provided by our tenants.

The Healthcare Reform Law provides those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage that became effective January 1, 2014, if certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Healthcare Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states to elect not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early 2019, roughly three-quarters of the states have expanded Medicaid coverage in some form. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants. While the federal government paid for approximately 100% of those additional costs through 2016, states have been responsible for part of those additional costs since 2017. In light of this, at least one state that has passed legislation to allow the state to expand its Medicaid coverage has included sunset provisions in the legislation that require that the expanded benefits be reduced or eliminated if the federal government’s funding for the program is decreased or eliminated, permitting the state to re-visit the issue once it begins to share financial responsibility for the expansion. With increasingly strained budgets, it is unclear how states that do not include such sunset provisions will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams.

Furthermore, on December 22, 2017, the Tax Cuts and Jobs Act was enacted and signed into law that repealed the individual mandate in the Patient Protection and Affordable Care Act. Because the Supreme Court’s 2012 decision finding the Healthcare Reform Law constitutional was grounded, at least in part, on the inclusion of the individual mandate in the law, a federal court found the entire law unconstitutional upon the mandate’s repeal. While the Healthcare Reform Law remains in place pending appeal, there is a high degree of uncertainty regarding the future of the law.

Executive orders with regard to the Healthcare Reform Law, may have unforeseen consequences.

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

Many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a reduction in reimbursement rates for our tenants. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our tenants under both the Medicare and Medicaid programs. Reductions in Medicare and Medicaid reimbursement to our tenants could reduce the cash flow of our tenants and their ability to make rent payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Because the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid and simplifies enrollment in this program, Medicaid enrollment may significantly increase in the future. Since our tenants’ profit margins with respect to Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some tenants in financial distress, which, in turn, could adversely affect us. If funding for Medicare or Medicaid is reduced, this could have a material adverse effect on our tenants’ results of operations and financial condition, which could adversely affect their ability to meet their obligations to us.

Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on our tenants.

Our tenants rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and “managed” Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities), and interruption or delays in payments due to any ongoing government investigations and audits at such property, or private payor efforts, could have a material adverse effect on the liquidity, financial condition, and results of operations of certain of our tenants, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.

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

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). We had approximately $77.2 million in federal net operating loss carryforwards as of December 31, 2018. If we were to elect as a REIT under the Code, we would be able to use, at our discretion, these federal net operating loss carryforwards to offset our REIT taxable income, and thus the required distributions to shareholders may be reduced or eliminated until such time as our federal net operating loss carryforwards have been fully utilized.  However, pursuant to the recently enacted Tax Reform Act referenced below, our ability to offset any federal net operating losses arising from our taxable years beginning after December 31, 2017, against any future REIT taxable income would be limited.

If we were to elect as a REIT under the Code, the amount of future distributions would be determined, from time to time, by the Board to balance our goal of increasing shareholder value and retaining sufficient cash to implement our current capital allocation policy, which includes portfolio improvement and potentially stock repurchases (when we believe our stock price is below its intrinsic value). If we were to elect as a REIT under the Code, the actual timing and amount of distributions would be as determined and declared by the Board and would depend on, among other factors, our federal net operating loss carryforwards, our financial condition, earnings, debt covenants and other possible uses of such funds.

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

If we were to elect as a REIT under the Code, the net income of any TRSs we may have would not be required to be distributed to us, and such undistributed TRS income would generally not be subject to our REIT distribution requirements. However, if we were to elect as a REIT under the Code and if the accumulation of cash or reinvestment of significant earnings in any TRSs we may have would cause the fair market value of our securities in those entities, taken together with other non-qualifying assets, to represent more than 25% of the fair market value of our assets, or causes the fair market value of such TRS securities alone to represent more than 20% of the value of our total assets, in each case, as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT.

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

In addition, On December 22, 2017, tax legislation commonly known as The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted which has resulted in fundamental changes to the Code. Among the numerous changes included in the Tax Reform Act is a deduction of 20% of ordinary REIT dividends for individual taxpayers for taxable years beginning on or after January 1, 2018 through 2025.  The impact of the Tax Reform Act on an investment in our shares, and our ability to qualify for and elect REIT status in any future year and the desirability thereof, is uncertain.  We cannot assure you that the Tax Reform Act or any such other changes will not adversely affect the taxation of our shareholders.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.  You are urged to consult with your tax advisor with respect to the impact of the Tax Reform Act on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

As of December 31, 2018, we had approximately $81.3 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

For the year ended and as of December 31, 2018, we had a net loss of $11.9 million and negative working capital of $28.6 million. At December 31, 2018, we had $2.4 million in cash, as well as restricted cash of $4.1 million, and $81.3 million in indebtedness, including current maturities of $26.4 million. The current portion of such indebtedness is comprised of: (i) $20.2 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under the Pinecone Credit Facility, classified as current due to the Company’s short-term forbearance agreement pursuant to noncompliance with certain covenants under the Pinecone Credit Facility and the lender’s ability to exercise default-related rights and remedies, including the acceleration of the maturity of such debt (as discussed below in this note); (ii) $4.1 million mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019; and (iii) other debt of approximately $2.1 million, which includes senior debt and bond and mortgage indebtedness.

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

In order to satisfy the Company’s capital needs, the Company seeks to: (i) refinance debt where possible to obtain more favorable terms (including via asset sales); (ii) raise capital through the issuance of debt securities and convertible securities; and (iii) increase operating cash flows through acquisitions. The Company anticipates that these actions, if successful, will provide the opportunity to maintain its liquidity, thereby permitting the Company to better meet its operating and financing obligations. However, there is no guarantee that such actions will be successful.

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

Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, others may disagree with this position and litigation could ensue in the future. Our relationships with Mr. Brogdon and other related parties may give rise to litigation, or other issues which could result in substantial costs to us, and a diversion of our resources and management’s attention, whether or not any allegations made are substantiated.

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

We suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result, the value of your investment in our common stock may suffer if sufficient funds are not available to first satisfy our obligations to the holders of our Series A Preferred Stock in the event of our liquidation.

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

The Board indefinitely suspended dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears for the fourth quarter 2017, the first, second, third and fourth quarter 2018 dividend periods and the first quarter 2019. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on our Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods.

The costs of being publicly owned may strain our resources and impact our business, financial condition, results of operations and prospects.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

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

On August 28, 2018, the Company received a deficiency letter (the “Letter”) from NYSE American stating that the Company is not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”). Specifically, the Letter informed the Company that the Exchange has determined that shares of the Company’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on the Company effecting a reverse stock split of the common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the Exchange determined to be no later than February 27, 2019. As a result of such noncompliance, the Company became subject to the procedures and requirements of Section 1009 of the Company Guide.

On February 28, 2019 the Company regained compliance with the continued listing standards set forth in the Company Guide by completing a reverse stock split of the common stock at a ratio of one-for-twelve on December 31, 2018. A proposal to amend the Charter to effect the reverse stock split of the common stock at a ratio of between one-for-six and one-for-twelve, as determined by the Board in its sole discretion, was approved at the Company’s 2018 annual meeting of shareholders.

As of December 31, 2018, the Company’s equity at $6.15 million was $0.15 million above the required minimum for compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if an issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if an issuer has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years) and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years) of the Company Guide.

If the Company falls below the required minimum equity, the Company could become subject to the procedures and requirements of Section 1009 of the Company Guide and be required to submit a compliance plan describing the actions the Company is taking or would take to regain compliance with the continued listing standards.

On April 17, 2019, the Company received a Filing Delinquency Notification from the NYSE American. The Company is now subject to the procedures and requirements set forth in Section 1007 of the Company Guide. The Company failed to timely file the Delinquent Report. Within five days of the Filing Delinquency Notification the Company (a) contacted the Exchange to discuss the status of the Delinquent Report and (b) issued a press release disclosing the occurrence of the Filing Delinquency. The Company has been provided a six-month cure period, with an option additional six-month cure period at the discretion of the NYSE American, who reserve the right at any time to immediately truncate the cure period or immediately commence suspension and delisting procedures.

Going forward, the Company will be subject to NYSE Regulation’s normal continued listing monitoring. In addition, in the event that the Company is again determined to be noncompliant with any of the continued listing standards of the NYSE American within twelve (12) months of the Notice, such as the minimum equity standard described above, NYSE Regulation will examine the relationship between the Company’s previous noncompliance with the continued listing standards with respect to the low selling price and such new event of noncompliance in accordance with Section 1009(h) of the Company Guide. In connection with such new event of noncompliance, NYSE Regulation may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

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

In addition, if the Company fails for 180 or more consecutive days to maintain a listing of the Series A Preferred Stock on a national exchange, then: (i) the annual dividend rate on the Series A Preferred Stock will be increased from 10.875% per annum to 12.875% per annum on the 181st day; and (ii) the holders of the Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on the Board. Such increased dividend rate and voting rights will continue for so long as the Series A Preferred Stock is not listed on a national exchange. Additionally as the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period to has increased to 12.875%; commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 12- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 1B.    Unresolved Staff Comments

Disclosure pursuant to Item 1B of Form 10-K is not required to be provided by smaller reporting companies.

Item 2.    Properties

Operating Facilities

The following table provides summary information regarding our facilities leased and subleased to third parties as of December 31, 2018:

Facility Name	Beds/Units	Structure	Operator Affiliation (a)
Alabama
Attalla Health Care (c)	182	Owned	C.R. Management
Coosa Valley Health Care	122	Owned	C.R. Management
Meadowood	106	Owned	C.R. Management
Subtotal (3)	410
Georgia
Autumn Breeze	108	Owned	C.R. Management
Bonterra (lease held for sale)	115	Leased	Wellington Health Services
College Park (c)	95	Owned	C.R. Management
Glenvue H&R	134	Owned	C.R. Management
Jeffersonville	117	Leased	Peach Health Group
LaGrange	137	Leased	C.R. Management
Lumber City	86	Leased	Beacon Health Management
Oceanside	85	Leased	Peach Health Group
Parkview Manor/Legacy (lease held for sale)	184	Leased	Wellington Health Services
Powder Springs	208	Leased	Wellington Health Services
Savannah Beach	50	Leased	Peach Health Group
Southland Healthcare	126	Owned	Beacon Health Management
Tara	134	Leased	Wellington Health Services
Thomasville N&R	52	Leased	C.R. Management
Subtotal (14)	1,631
North Carolina
Mountain Trace Rehab (b)	106	Owned	Symmetry Healthcare
Subtotal (1)	106
Ohio
Covington Care	94	Leased	Aspire
Eaglewood ALF	80	Owned	Aspire
Eaglewood Care Center	99	Owned	Aspire
H&C of Greenfield	50	Owned	Aspire
Koester Pavilion	150	Managed	N/A
Spring Meade Health Center	99	Managed	N/A
Spring Meade Residence	83	Managed	N/A
The Pavilion Care Center	50	Owned	Aspire
Subtotal (8)	705
Oklahoma
NW Nursing Center (c)	88	Owned	Southwest LTC
Quail Creek (c)	109	Owned	Southwest LTC
Subtotal (2)	197
South Carolina
Georgetown Health	84	Owned	Symmetry Healthcare
Sumter Valley Nursing	96	Owned	Symmetry Healthcare
Subtotal (2)	180
Total - All Facilities (30)	3,229

(a)	Indicates the operator with which the tenant of the facility is affiliated.

(b)

On February 28, 2019, the Company entered into the Vero Health Lease with Vero Health, affiliated with the operator Vero Health Management, providing that Vero Health took possession of and operated the Mountain Trace Facility effective March 1, 2019.

(c)

On April 15, 2019 the Company entered into the PSA with respect to four owned skilled nursing facilities, which PSA could be terminated for any reason by the Buyer prior to May, 15 2019, at 5:00 p.m. Eastern Time. See Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Our leases and subleases are generally on an individual facility basis with tenants that are separate legal entities affiliated with the above operators. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business”, in this Annual Report.

All facilities are skilled nursing facilities except for Eaglewood ALF and Meadowood, which are assisted living facilities, and Spring Meade Residence, which is an independent living facility. Bed/units numbers refer to the number of operational beds.

For a detailed description of the Company’s operating leases, please see Note 7 - Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

For a detailed description of the Company’s related mortgages payable for owned facilities, see Note 9 - Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Occupancy (%) (2)	79.5%	77.3%	80.7%	80.3%

(1)

Excludes the three Peach Facilities (as described below), due to decertification, which were operated by affiliates of New Beginnings Care LLC prior to their bankruptcy and are currently operated by affiliates of Peach Health and the three managed facilities in Ohio, for all periods presented. Occupancy (%) for the Savannah Beach Facility, the one facility among the Peach Facilities which was not decertified by CMS  and which has 50 operational beds, for the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 was 85.7%, 82.3% , 83.8% and 87.6%, respectively.

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

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Operational Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount ($) ‘000’s	Percent (%)
2019 (2)	2	299	10.3%	2,324	10.5%
2020-2022	—	—	0.0%	—	0.0%
2023	1	50	1.7%	263	1.2%
2024	1	126	4.3%	965	4.4%
2025	5	534	18.4%	4,068	18.4%
2026	—	—	0.0%	—	0.0%
2027	8	869	30.0%	7,748	35.0%
2028	4	323	11.1%	2,352	10.6%
2029	1	106	3.7%	538	2.4%
Thereafter	5	590	20.5%	3,884	17.5%
Total	27	2,897	100.0%	22,142	100.0%

(1)	Straight-line rent.
(2)

Effective January 15, 2019 the Company completed the Omega Lease Termination, see Note 10 – Acquisitions and Dispositions and Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Corporate Office

Our corporate office is located in Suwanee, Georgia. We lease approximately 3,000 square feet of office space in the Suwanee, Georgia area with a term through June 2019 and sublease approximately 3,100 square feet of office space in the Atlanta, Georgia area with a term through September 2020, which we no longer occupy. The Atlanta office space has been subleased through the end of the lease term.

Item 3.    Legal Proceedings

The Company is a defendant in various legal actions and administrative proceedings arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to patients. Although the Company settles cases from time to time when settlement can be achieved on a reasonable basis, the Company vigorously defends any matter in which it believes the claims lack merit and the Company has a reasonable chance to prevail at trial or in arbitration. Litigation is inherently unpredictable. There is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s financial condition. Although arising in the ordinary course of the Company's business, certain of these matters are described in “Note 15 - Commitments and Contingencies – “Professional and General Liability Claims” and Note 19 – Subsequent Events- “Other Professional and General Liability Claims” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgement unless settlement is more advantageous to the Company. See “Risks Related to Our Business - If we are unable to resolve our professional and general liability claims on terms acceptable to us, then it could have a material adverse effect on our business, financial condition and results of operation” in Part I, Item 1.A, “Risk Factors.”

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock is listed for trading on the NYSE American under the symbol “RHE.” based on information supplied from our transfer agent, there were approximately 243 shareholders of record of the common stock as of May 1, 2019.

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

The Board suspended dividend payments with respect to the Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report.  As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on the Series A Preferred Stock have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods. Additionally as the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period has increased to 12.875%; commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. See Note 12- Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018 there were no open-market repurchases of the common stock or the Series A Preferred Stock.

For further information, see Note 12 - Common and Preferred Stock to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Item 6.    Selected Financial Data

Disclosure pursuant to Item 6 of Form 10-K is not required to be provided by smaller reporting companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of December 31, 2018, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast.  Effective January 15, 2019 the Company completed the Omega Lease Termination and on April 15, 2019 the Company entered into the PSA with respect to four (4) skilled nursing facilities owned by the Company, subject to the terms and conditions of the PSA. See Note 10 – Acquisitions and Dispositions and Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Going Concern

For the year ended and as of December 31, 2018, we had a net loss of $11.9 million and negative working capital of $28.6 million. At December 31, 2018, we had $2.4 million in cash and $81.3 million in indebtedness, including current maturities of $26.4 million. The current portion of such indebtedness is comprised of: (i) $20.2 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under the Pinecone Credit Facility, classified as current due to the short-term Second A&R Forbearance Agreement with Pinecone regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of such debt, upon the termination of the forbearance period under such forbearance agreement; (ii) $4.1 million of mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019; and (iii) other debt of approximately $2.1 million, which includes senior debt and bond and mortgage indebtedness.

The continuation of our business is dependent upon our ability; (i) to comply with the terms and conditions under the Pinecone Credit Facility and the Second A&R Forbearance Agreement; and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which is entirely within the Company’s control. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The Company is pursuing a strategy to repay the Pinecone Credit Facility and the Quail Creek Credit Facility within the next few months. If these efforts are unsuccessful, the Company may be required to seek relief through a number of other available routes, which may include a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See Note – 19 Subsequent Events to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report for a further discussion of a purchase and sale transaction to effectuate the Asset Sale, which if completed, would permit us to repay the Pinecone Credit Facility and the Quail Creek Credit Facility. There is no assurance that we will be able to successfully consummate the Asset Sale contemplated by such agreement or otherwise repay the Pinecone Credit Facility or the Quail Creek Credit Facility.

The following table provides summary information regarding the number of facilities and related operational beds/units as of December 31, 2018:

	Owned		Leased		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama (2)	3	410	—	—	—	—	3	410
Georgia (1) (2)	4	463	10	1,168	—	—	14	1,631
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	279	1	94	3	332	8	705
Oklahoma (2)	2	197	—	—	—	—	2	197
South Carolina	2	180	—	—	—	—	2	180
Total	16	1,635	11	1,262	3	332	30	3,229
Facility Type
Skilled Nursing (1) (2)	14	1,449	11	1,262	2	249	27	2,960
Assisted Living	2	186	—	—	—	—	2	186
Independent Living	—	—	—	—	1	83	1	83
Total	16	1,635	11	1,262	3	332	30	3,229

(1)

Effective January 15, 2019 the Company completed the Omega Lease Termination. See Note 10 – Acquisitions and Dispositions and Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

(2)

On April 15, 2019 the Company entered into the PSA with respect to four owned skilled nursing facilities, which PSA could be terminated for any reason by the Buyer prior to May, 15 2019, at 5:00 p.m. Eastern Time. See Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table provides summary information regarding the number of facilities and related operational beds/units giving effect to the Omega Lease Termination as of January 15, 2019:

	Owned		Leased		Managed for Third Parties		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
State
Alabama (1)	3	410	—	—	—	—	3	410
Georgia (1)	4	463	8	869	—	—	12	1,332
North Carolina	1	106	—	—	—	—	1	106
Ohio	4	279	1	94	3	332	8	705
Oklahoma (1)	2	197	—	—	—	—	2	197
South Carolina	2	180	—	—	—	—	2	180
Total	16	1,635	9	963	3	332	28	2,930
Facility Type
Skilled Nursing (1)	14	1,449	9	963	2	249	25	2,661
Assisted Living	2	186	—	—	—	—	2	186
Independent Living	—	—	—	—	1	83	1	83
Total	16	1,635	9	963	3	332	28	2,930

(1)

Excludes the impact of the PSA the Company entered into on April 15, 2019 with respect to four (4) owned skilled nursing facilities, which PSA could be terminated for any reason by the Buyer prior to May, 15 2019, at 5:00 p.m. Eastern Time. See Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of December 31, 2018:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management (2)	8	936
Aspire	5	373
Wellington Health Services	4	641
Peach Health	3	252
Symmetry Healthcare	3	286
Beacon Health Management	2	212
Southwest LTC (2)	2	197
Subtotal	27	2,897
Regional Health Managed	3	332
Total	30	3,229

(1)

Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business” in this Annual Report.

(2)

On April 15, 2019 the Company entered into the PSA with respect to four owned skilled nursing facilities (two facilities per operator affiliation), which PSA could be terminated for any reason by the Buyer prior to May, 15 2019, at 5:00 p.m. Eastern Time. See Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation giving effect to the Omega Lease Termination as of January 15, 2019:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management (2)	8	936
Aspire	5	373
Wellington Health Services	2	342
Peach Health	3	252
Symmetry Healthcare (1)	3	286
Beacon Health Management	2	212
Southwest LTC (2)	2	197
Subtotal	25	2,598
Regional Health Managed	3	332
Total	28	2,930

(1)

On March 1, 2019, the Company transferred operations of the 106-bed Mountain Trace Facility to Vero Health, an affiliate of Vero Health Management. See Note 19 – Subsequent Events to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

(2)

Excludes the impact of the PSA the Company entered into on April 15, 2019 with respect to four owned skilled nursing facilities (two facilities per operator affiliation), which PSA could be terminated for any reason by the Buyer prior to May, 15 2019, at 5:00 p.m. Eastern Time. See Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Acquisitions and Dispositions

On March 8, 2017, the Company executed a purchase agreement (the “Meadowood Purchase Agreement”) with Meadowood Retirement Village, LLC and Meadowood Properties, LLC to acquire an assisted living and memory care community with 106 operational beds in Glencoe, Alabama (the “Meadowood Facility”) for $5.5 million cash. In addition, on March 21, 2017, the Company executed a long-term, triple net operating lease with an affiliate of C.R Management (the “Meadowood Operator”) to lease the facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the Meadowood Operator may exercise the lease renewal for the Meadowood Facility if its affiliate exercises the lease renewal option for a skilled nursing facility with 122 operational beds in Glencoe, Alabama (the “Coosa Valley Facility”); and (v) a security deposit equal to one month of base rent. The Company completed the purchase of the Meadowood Facility on May 1, 2017 pursuant to the Meadowood Purchase Agreement, at which time the lease commenced and operations of the Meadowood Facility transferred to the Meadowood Operator.

Effective January 15, 2019, the Company’s lease of the Omega Facilities, which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, was terminated by mutual consent of the Company and the lessor of such facilities. In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. See Note 10 – Acquisitions and Dispositions and Note 19 – Subsequent Events to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Divestitures

For information regarding the Company’s divestitures, please refer to Note 11 - Discontinued Operations, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table summarizes the activity of discontinued operations for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
(Amounts in 000’s)	2018	2017
Cost of services and other	$(83)	$1,657
Interest expense, net	$9	$22
Net income (loss)	$74	$(1,679)

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates on historical experience, business knowledge and on various other assumptions that we believe to be reasonable under the circumstances at the time. Actual results may vary from our estimates. These estimates are evaluated by management and revised as circumstances change. We believe that the following represents our critical accounting policies.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. We recognize rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities will be recognized only upon cash collection, and any accumulated straight-line rent receivable will be reversed in the period in which the Company deems rent collection no longer probable. Rental revenues for five facilities located in Ohio (until operator transition on December 1, 2018) and one facility in North Carolina are recorded on a cash basis. See Note 7 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report)

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities, with payment for each month of service received in full on a monthly basis. The maximum penalty to the Company for nonperformance under the management contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable, payments received on impaired loans are applied against the allowance. We apply the effective interest method on a loan-by-loan basis.

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

As of December 31, 2018 and December 31, 2017, the Company reserved for approximately $1.4 million and $2.6 million, respectively, of gross patient care related receivables arising from its legacy operations. Allowances for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully reserved at December 31, 2018 and December 31, 2017.  Accounts receivable, net totaled $1.0 million at December 31, 2018 compared with $0.9 million at December 31, 2017.

Asset Impairment

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and identified no material asset impairment during the years ended December 31, 2018 and 2017.

We test indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a facility below its carrying amount.  We perform annual testing for impairment during the fourth quarter of each year (see Note 6 - Intangible Assets and Goodwill to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

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

Self-Insurance Reserve

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions.

Stock-Based Compensation

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 718 “Compensation - Stock Compensation”, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees, non-employees, and others receive shares of stock or equity instruments (options, warrants or restricted shares).  All awards are amortized on a straight-line basis over their vesting terms.

Income Taxes

As required by ASC Topic 740, “Income Taxes”, we established deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.  At December 31, 2018, the Company has a valuation allowance of approximately $19.8 million.  In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. ASC 740 provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Among other changes, the Tax Reform Act reduces the US federal corporate tax rate from 35% to 21% beginning in 2018. The Company has remeasured certain deferred tax assets and liabilities as of the enactment date of the Tax Reform Act based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was $9.5 million, which was offset by a reduction in the valuation allowance. The Company also recorded an income tax benefit of approximately $0.2 million related to the use of our naked credit (a deferred tax liability for an indefinite-lived asset) as a source of income to release a portion of our valuation allowance.

As a result of the Tax Reform Act, net operating loss (“NOL”) carry forwards generated in tax years 2018 and forward have an indefinite life.  For this reason, the Company has taken the position that the deferred tax liability related to the indefinite lived intangibles can be used to support an equal amount of the deferred tax asset related to the 2018 NOL carry forward generated.  This resulted in the Company recognizing an income tax benefit of approximately $0.04 million related to the use of our naked credit as a source of income to release a portion of our valuation allowance.

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

In general, the Company’s tax returns filed for the 2015 through 2018 tax years are still subject to potential examination by taxing authorities. We are not currently under examination by any other major income tax jurisdiction.

Further information required by this Item is provided in Note 1 - Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Results of Operations

Year Ended December 31, 2018 and 2017

The following table sets forth, for the periods indicated, statement of operations items and the amount and percentage of change of these items. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

	Year Ended December 31,		Increase (Decrease)
(Amounts in 000’s)	2018	2017	Amount	Percent
Revenues:
Rental revenues	$20,902	$23,690	$(2,788)	(11.8)%
Management fees	949	930	19	2.0%
Other revenues	195	528	(333)	(63.1)%
Total revenues	22,046	25,148	(3,102)	(12.3)%
Expenses:
Facility rent expense	8,683	8,683	—	—
Cost of management fees	638	634	4	0.6%
Depreciation and amortization	4,634	4,868	(234)	(4.8)%
General and administrative expenses	3,692	3,854	(162)	(4.2)%
Provision for doubtful accounts	4,132	886	3,246	366.4%
Other operating expenses	1,059	1,085	(26)	(2.4)%
Total expenses	22,838	20,010	2,828	14.1%
(Loss) income from operations	(792)	5,138	(5,930)	(115.4)%
Other expense:
Interest expense, net	5,929	4,095	1,834	44.8%
Loss on extinguishment of debt	5,234	63	5,171	NM
Other expense	52	474	(422)	(89.0)%
Total other expense, net	11,215	4,632	6,583	142.1%
Loss (income) from continuing operations before income taxes	(12,007)	506	(12,513)	NM
Income tax benefit	(38)	(188)	150	(79.8)%
Loss (income) from continuing operations	(11,969)	694	(12,663)	NM
Income (loss) from discontinued operations, net of tax	74	(1,679)	1,753	(104.4)%
Net loss	$(11,895)	$(985)	$(10,910)	NM

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017:

Rental Revenues—Total rental revenue decreased by $2.8 million, or 11.8%, to $20.9 million for the year ended December 31, 2018, compared with $23.7 million for the year ended December 31, 2017. The decrease reflects the non-payment of rent from the Ohio Beacon Affiliates, who notified us of their intention that they would no longer be operating the Ohio Beacon Facilities commencing July 1, 2018 (although they continued to operate such facilities beyond such date and who ceased operations of such facilities on November 30, 2018), and reflects rent in arrears for the Mountain Trace Facility. On February 28, 2019 the Company entered into the Vero Health Lease with respect to the Mountain Trace Facility, and Vero Health took possession of the Mountain Trace Facility on March 1, 2019. Affiliates of Symmetry Healthcare (the “Symmetry Tenants”), who withheld rent pursuant to a resolved capital expenditure dispute, resumed discounted rent payments beginning with the September 1, 2018 amounts due under their amended leases, partially off-set by lease revenue from the Meadowood Facility (acquired on May 1, 2017) and the Peach Facilities. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates, the Mountain Trace Facility and the Oceanside Facility prior to recertification (which was recertified by CMS, in February 2017), for which rental revenue is recognized based on cash received.

Other Revenues—Other revenues decreased by $0.3 million, or 63.1%, to $0.2 million for the twelve months ended December 31, 2018, compared with $0.5 million for the year ended December 31, 2017 due to a $0.3 million decrease in interest income on the $3.0 million note issued to Skyline Healthcare, LLC (“Skyline”) in relation to their purchase of nine former facilities of the Company located in Arkansas (the “Skyline Note”), due to Skyline’s bankruptcy.

Facility Rent Expense—Facility rent was $8.7 million for the twelve months ended December 31, 2018, and $8.7 million for the year ended December 31, 2017.  Rent expense year over year is comparable due to the completion of the Transition. See Note 7 - Leases, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Depreciation and Amortization—Depreciation and amortization decreased by approximately $0.3 million or 4.8%, to $4.6 million for the year ended December 31, 2018, compared with $4.9 million for the year ended December 31, 2017. The decrease is primarily due to the reduction in depreciation from fully depreciated equipment and computer related assets in the current year, partially off-set by depreciation on the Meadowood Facility acquired on May 1, 2017 and leasehold improvements on the Peach Facilities.

General and Administrative—General and administrative costs decreased by $0.2 million or 4.2%, to $3.7 million for the year ended December 31, 2018, compared with $3.9 million for the year ended December 31, 2017. The net decrease is due to a continued reduction in overhead and specifically the following: (i) a decrease in salaries, wages and employee benefits expense of approximately $0.4 million; and (ii) a decrease in stock compensation expense of approximately $0.1 million and; (iii) a net decrease in other expenses of approximately $0.1 million, partially offset by approximately $0.4 million in business consulting expenses required by the Original Forbearance Agreement, New Forbearance Agreement and the A&R New Forbearance Agreement.

Provision for doubtful accounts—Provision for doubtful accounts expense increased by approximately $3.2 million, to $4.1 million, for the twelve months ended December 31, 2018, compared with $0.9 million for the year ended December 31, 2017. During the twelve months ended December 31, 2018, the Company recorded allowances of approximately (i) $2.0 million on the $3.0 million Skyline Note; (ii) $0.3 million on the $1.0 million note issued to Highlands Arkansas Holdings, LLC ($0.6 million charged for the twelve months ended December 31, 2017); (iii) $0.7 million for balances owed by the Ohio Beacon Affiliates, and Mountain Trace Symmetry Tenant; and (iv) the associated write-off of approximately $1.1 million of straight-line rent receivable.

Interest Expense, net—Interest expense, net increased by approximately $1.8 million or 44.8%, to $5.9 million for the year ended December 31, 2018, compared with $4.1 million for the year ended December 31, 2017. Approximately $1.8 million of the increase is due to the net increase of debt principal year over year and increased interest rates related to the Pinecone Credit Facility and $0.4 million due to an increase in capitalized deferred financing (Pinecone amounts extinguished on September 6, 2018 and December 31, 2018 in connection with amendments to the Pinecone Loan Documents under the New Forbearance Agreement and A&R New Forbearance Agreement) and which was partially offset by (i) approximately $0.2 million refund in bond debt issuance fees; and (ii) approximately $0.2 million reduction due to the repayment of $6.7 million in convertible debt in the prior year and $1.5 million repayment of convertible debt during the first quarter of 2018, see Note 9 – Notes Payable and Other Debt and Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.”

Loss on Debt Extinguishment—Loss on extinguishment of debt increased by approximately $5.1 million to $5.2 million for the year ended December 31, 2018, compared with approximately $0.1 million for the year ended December 31, 2017. The increase is due to (i) $3.5 million from the substantial change in debt terms pursuant to the New Forbearance Agreement with Pinecone; (ii) $0.5 million charge related finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid ($0.25 million prior to December 31, 2018 and $0.5 million thereafter); (iii) a $0.35 million fee (paid in kind) pursuant to the A&R New Forbearance Agreement; (iv) $0.45 million in legal and other expenses; and (v) pre-payment penalties of $0.2 million and $0.2 million in expensed deferred financing fees from the repayment of debt in connection with the Pinecone Credit Facility, off-set by $0.1 million prepayment penalty incurred on March 20, 2017, when mortgage indebtedness related to the Coosa Valley Facility, and Attalla Health Care, a 182-bed skilled nursing facility located in Attalla, Alabama, was reduced by $0.7 million and $0.8 million, respectively through the application of restricted cash held as collateral against such indebtedness, see Note 9 - Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data.”

Other Expense—Other expense decreased by $0.4 million or 89.0% to $0.1 million for the year ended December 31, 2018, compared with $0.5 million for the year ended December 31, 2017. The current year charge is expenses related to the Reverse Stock Split and the prior period charge was related to expenses for the Merger.

Income (loss) from Discontinued Operations—The Income (loss) from discontinued operations decreased by $1.8 million or 104.4% to a $0.1 million benefit for the twelve months ended December 31, 2018, compared with a loss of $1.7 million for the year ended December 31, 2017. The decrease is primarily due to lower professional and general legal and bad debt collection expense. The current year gain comprises approximately $0.2 million benefit upon settlement of general and professional liability actions, off-set by 0.1 million related to old patient care accounts receivable activity. Prior year expenses comprise approximately $0.6 million for professional and general legal expenses and settlements or estimated litigation expenses, net of approximately $2.8 million insurance contributions for recently settled cases, and the remaining $1.1 million is related to legal expenses, collection activities and other miscellaneous items.

Liquidity and Capital Resources

The continuation of our business, as discussed below, is dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the Second A&R Forbearance Agreement; and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which is entirely within the Company’s control. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The Company is undertaking measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) refinancing or repaying debt which is classified as current and longer term debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through the sale of assets; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At December 31, 2018, the Company had $2.4 million in unrestricted cash. During the twelve months ended December 31, 2018, the Company generated positive cash flow from continuing operations of $3.1 million and anticipates continued positive cash flow from operations in the future. On June 8, 2018, the Board indefinitely suspended dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears for the fourth quarter 2017, the first, second, third and fourth quarter 2018 and the first quarter 2019 dividend periods. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four consecutive dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash. If and when the Company resumes payment of the dividend on the Series A Preferred Stock, the Company expects that it will satisfy the dividend requirements (including accrued dividends), if and when declared, from internally generated cash flows. See Note 12 – Common and Preferred Stock to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

As of December 31, 2018, the Company had total current liabilities of $36.7 million and total current assets of $8.1 million, resulting in a working capital deficit of approximately $28.6 million. Included in current liabilities at December 31, 2018 is the $26.4 million current portion of its $81.3 million in indebtedness. The current portion of such indebtedness is comprised of: (i) $20.2 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under the Pinecone Credit Facility, classified as current due to  the short-term Second A&R Forbearance Agreement with Pinecone regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of such debt, upon the termination of the forbearance period under such forbearance agreement (as discussed below); (ii) $4.1 million mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019; and (iii) other debt of approximately $2.1 million, which includes senior debt and bond and mortgage indebtedness. The Company anticipates net principal repayments of approximately $26.4 million during the next twelve-month period which includes approximately $20.2 million debt under the Pinecone Credit Facility, $4.1 million of payments under the Quail Creek Credit Facility, $1.4 million of routine debt service amortization, approximately $0.6 million payments on other non-routine debt and a $0.1 million payment of bond debt (excluding approximately $0.2 million principal repayment as a result of a refund of issuance fees). See Note 9—Notes Payable and Other Debt and Note 19—Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Current Maturities of Debt

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties, and provided additional surplus cash flow of $6.3 million which was available to fund general corporate needs, after deducting approximately $1.25 million in debt issuance costs and prepayment penalties. The surplus cash flow from the Pinecone Credit Facility was used to deposit $2.4 million of cash into escrow to fund self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions (included within current liabilities), and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility refinancing was used for general corporate purposes.

On May 10, 2018, Pinecone notified the Company in writing that the Company was in default under certain financial covenants of the loan documents evidencing the Pinecone Credit Facility (the “Pinecone Loan Documents”). In connection with the default, during the twelve months ended December 31, 2018 the Company entered into three separate successive forbearance agreements with amended conditions, interest and fees, the first two of which terminated because the Company did not satisfy certain conditions set forth therein and the third expired according to its terms on March 14, 2019.

On December 31, 2018, the Company and certain of its subsidiaries entered into the A&R New Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the A&R New Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to specified defaults under the Loan Agreement, dated as of February 15, 2018, among the Company and certain of its subsidiaries and Pinecone. The forbearance period under the A&R New Forbearance Agreement was from December 31, 2018 to March 14, 2019, which expired within its terms.

Pursuant to the A&R New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement, and Pinecone consented to the Omega Lease Termination.

In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor of the Omega Facilities and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of Pinecone’s loan to AdCare Property Holdings, LLC, a subsidiary of the Company.

On March 29, 2019, the Company and certain of its subsidiaries entered into the Second A&R Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale in accordance with the timeline specified therein. Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement.  The Second A&R Forbearance Agreement  requires, among other things (i) that the Company pursue and complete the Asset Sale which would result in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Loan Agreement as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerates the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019.

The Pinecone Loan Documents provide that Pinecone’s rights and remedies upon an event of default are cumulative, and that Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Loan Documents or applicable law. The Company does not know which rights and remedies, if any, Pinecone may choose to exercise under the Pinecone Loan Documents upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and the Company will be unable to continue as a going concern. See Note – 9 Notes Payable and Other Debt and Note – 19 Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

On April 30, 2019 the Company extended the April 30, 2019 maturity date on the mortgage indebtedness under the Quail Creek Credit Facility to June 30, 2019, with an option to further extend to July 31, 2019, at the lenders discretion. There is no assurance that the Company will be able to refinance the Quail Creek Credit Facility. See Note – 9 Notes Payable and Other Debt and Note – 19 Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Changes in Operational Liquidity

During the year ended December 31, 2018, eight of the Company’s facilities were in arrears’ on their rent payments. Combined cash rental payments for all eight facilities totaled $0.4 million per month, or approximately 21% of our anticipated total monthly rental receipts. Five of these facilities were the Ohio Beacon Facilities and were leased to the Ohio Beacon Affiliates. The Ohio Beacon Affiliates who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities upon the mutual lease termination on December 1, 2018. Pursuant to the mutual lease termination, the Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of a $0.5 million lease inducement and approximately $2.5 million in rent arrears and approximately $0.6 million of other receivables. Of the remaining three facilities, who were in arrears on their rental payments, leased to affiliates of Symmetry Healthcare, one such facility is located in North Carolina (which the Company transitioned to a new operator on March 1, 2019) and two such facilities are located in South Carolina (for additional information with respect to such facilities, see Note 7 – Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report).

On September 20, 2018, the Company reached an agreement with Symmetry Healthcare, pursuant to which Symmetry Healthcare agreed to a payment plan for rent arrears and the Company agreed to an aggregate reduction of approximately $0.6 million in annualized rent with respect to the three facilities leased to the Symmetry Tenants and waived approximately $0.2 million in rent that was in arrears with respect to such facilities, upon which the Symmetry Tenants recommenced monthly rent payments with respect to such facilities of $0.1 million in the aggregate, starting with the September 1, 2018 amounts due.

On November 30, 2018, the Company subleased the Ohio Beacon Facilities to the Aspire Sublessees pursuant to the Aspire Subleases, providing that Aspire Sublessees would take possession of and operate the Aspire Facilities as subtenant, effective December 1, 2018. Annual anticipated minimum cash rent for the next twelve months is approximately $1.8 million with provision for approximately $0.7 million additional cash rent based on each facility’s prior month occupancy. For additional information with respect to such facilities, see Note 7 – Leases to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

On January 15, 2019, but effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or in aggregate approximately an average $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively, for two of the Company’s eight facilities located in Georgia, which are subleased to affiliates of Wellington Health Services (the “Wellington Sublessees”) under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). The Wellington Sublessees are due to expire August 31, 2027, and relate to the Company’s 134-bed skilled nursing facility located in Thunderbolt, Georgia and an 208-bed skilled nursing facility located in Powder Springs, Georgia combined. Additionally, the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence on the 1st day of the sixth lease year. See Note – 19 Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Debt Covenant Compliance

At December 31, 2018, three of the Company’s credit-related instruments were not in compliance. The Company was not in compliance with various non-financial covenants and the combined fixed charge coverage ratio required under the Pinecone Credit Facility as of December 31, 2018. The Pinecone Credit Facility requires the Company to maintain a combined fixed charge coverage ratio of 1.2, and the Company’s combined fixed charge coverage ratio was equal to 1.1 as of December 31, 2018. Such violation is waived for the duration of the forbearance period under the Second A&R Forbearance Agreement. Additionally as of December 31, 2018, the Company was not in compliance with the annual minimum debt service coverage ratio required under (a) the credit facility secured by the Mountain Trace Facility, which requires that the Company maintain a minimum debt service coverage ratio of 1.0 and with respect to which the Company’s minimum debt service coverage ratio was equal to -0.1 at December 31, 2018, and for which the Company obtained a waiver; and (b) the credit facility secured by the Company’s assisted living facility located in Springfield, Ohio known as Eaglewood Village, which requires that the Company maintain a minimum debt service coverage ratio of 1.3 and with respect to which the Company’s minimum debt service coverage ratio was equal to -0.5 at December 31, 2018, and for which the Company submitted a required management plan of correction report outlining the Company’s plans for re-attaining required minimum debt service coverage levels. The Company was in compliance with the foregoing minimum debt service coverage ratio requirements at December 31, 2017.

Non Compliance with the NYSE American Listing Standards

On August 28, 2018, the Company received a deficiency letter from NYSE American stating that the Company is not in compliance with the continued listing standards as set forth in the Company Guide. Specifically, the letter informed the Company that the Exchange determined that shares of the Company’s securities were selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing was predicated on the Company effecting a reverse stock split of the common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the Exchange determined to be no later than February 27, 2019. On February 28, 2019, the Company regained compliance with the continued listing standards set forth in the Company Guide regarding the low selling price by completing the Reverse Stock Split. The proposal to amend the Charter to effect a reverse stock split of the common stock at a ratio of between one-for-six and one-for-twelve, as determined by the Board in its sole discretion, was approved at the Company’s 2018 annual meeting of shareholders and the Reverse Stock Split became effective on December 31, 2018. If the Company is again determined to be noncompliant with any of the continued listing standards of the NYSE American within the next twelve months of February 28, 2019, the Exchange will examine the relationship between the Company’s previous noncompliance with the continued listing standards with respect to the low selling price and such new event of noncompliance in accordance with Section 1009(h) of the Company Guide. In connection with such new event of noncompliance, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

On April 17, 2019, the Company received a letter from NYSE American stating that the Company is not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because the Company failed to timely file its Annual Report on Form 10-K for the period ended December 31, 2018. The Company is now subject to the procedures and requirements set forth in Section 1007 of the Company Guide. The Company has been provided a six-month cure period (until October 17, 2019), with an option additional six-month cure period at the discretion of the NYSE American, who reserve the right at any time to immediately truncate the initial cure period or any additional cure period or immediately commence suspension and delisting procedures.

As of December 31, 2018, the Company’s equity at $6.15 million is only $0.15 million above the required minimum for compliance with certain NYSE American continued listing standards relating to stockholders’ equity. If the Company falls below the required minimum stockholders equity, then the Company could become subject to the procedures and requirements of Section 1009 of the Company Guide and be required to submit a compliance plan describing the actions the Company is taking or would take to regain compliance with the continued listing standards. Alternatively, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

Management’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital may be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American.

The Company is pursuing a strategy to repay the Pinecone Credit Facility and the Quail Creek Credit Facility by means of the Asset Sale and to streamline its cost infrastructure. There is no assurance however, that these efforts will be successful. Due to the inherent risks, unknown results, and significant uncertainties associated with each of these matters along with the direct correlation between these matters and the Company’s ability to satisfy the financial obligations that may arise over the applicable one-year period, the Company is unable to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

See Note 9 – Notes Payable and Other Debt and Note 19 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
Amounts in (000’s)	2018	2017
Net cash provided by operating activities—continuing operations	$3,079	$5,995
Net cash used in operating activities—discontinued operations	(1,731)	(850)
Net cash used in investing activities—continuing operations	(338)	(2,265)
Net cash provided by (used in) financing activities—continuing operations	356	(16,372)
Net cash used in financing activities—discontinued operations	(239)	(658)
Net Change in Cash and restricted cash	1,127	(14,150)
Cash and restricted cash at beginning of period	5,359	19,509
Cash and restricted cash at end of period	$6,486	$5,359

Year Ended December 31, 2018

Net cash provided by operating activities—continuing operations for the year ended December 31, 2018, was approximately $3.1 million consisting primarily of our income from continuing operations less changes in working capital, and other noncash charges (primarily loss on debt extinguishment, depreciation and amortization, and bad debt expense less lease revenue in excess of cash received) all primarily the result of routine operating activity.

Net cash used in operating activities—discontinued operations for the year months ended December 31, 2018 was approximately $1.7 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash used in investing activities—continuing operations for the year ended December 31, 2018, was approximately $0.3 million. This is the result of capital expenditures on building improvements for three of the Company’s properties.

Net cash provided by financing activities—continuing operations was for the year ended December 31, 2018, was approximately $0.4 million, excluding non-cash proceeds and payments. This is the result of $2.4 million new financing from Pinecone and approximately $0.2 million refund of bond debt issuance fees, offset by routine repayments of approximately $2.2 million of other existing debt obligations and $0.1 million of Pinecone debt issuance expense.

Net cash used in financing activities—discontinued operations for the year ended December 31, 2018 was approximately $0.2 million payments for Medicaid and vendor notes.

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

Net cash used in investing activities—continuing operations for the year ended December 31, 2017, was approximately $2.3 million. This is the result of (i) $1.4 million for the acquisition of the Meadowood Facility transaction consisting of a $5.5 million purchase price offset by the associated $4.1 million financing and (ii) capital expenditures of approximately $0.9 million on building improvements notably, for the Oceanside Facility to assist the Peach Health Sublessee in connection with recertification efforts and the purchase of land adjacent to our facility located in Georgetown, South Carolina.

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

Notes Payable and Other Debt

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000’s)	2018	2017
Senior debt—guaranteed by HUD	$32,857	$33,685
Senior debt—guaranteed by USDA (a)	13,727	20,320
Senior debt—guaranteed by SBA (b)	668	2,210
Senior debt—bonds	6,960	7,055
Senior debt—other mortgage indebtedness	28,139	9,486
Other debt	664	1,050
Convertible debt	—	1,500
Sub Total	83,015	75,306
Deferred financing costs	(1,535)	(2,027)
Unamortized discounts on bonds	(167)	(177)
Total	81,313	73,102
Less: current portion of debt	26,397	8,090
Notes payable and other debt, net of current portion	$54,916	$65,012

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

For a detailed description of each of the Company’s debt financings, see Note 9 - Notes Payable and Other Debt to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of December 31, 2018 for each of the next five years and thereafter.

Amounts in (000’s)
2019 (1)	$26,436
2020	1,636
2021	1,721
2022	5,131
2023	1,741
Thereafter	46,350
Subtotal	83,015
Less: unamortized discounts	(167)
Less: deferred financing costs	(1,535)
Total notes payable and other debt	$81,313

(1)

Includes the Pinecone Credit Facility with a maturity date of August 15, 2020. Pursuant to the Second A&R Forbearance Agreement which commenced on March 29, 2019 and may extend as late as October 1, 2019, Pinecone agreed to forbear from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate), unless the forbearance period is earlier terminated. Additionally excludes approximately $0.2 million principal repayment as a result of a refund of issuance fees, see Note 19 – Subsequent Events to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Debt Covenant Compliance

As of December 31, 2018, the Company had approximately 23 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

The table below indicates which of the Company’s credit-related instruments were not in compliance as of December 31, 2018.

Credit Facility (1)	Balance (000’s)	Subsidiary or Operator Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved	Future Financial Covenant Metric Required
Pinecone Credit Facility	$20,162	Borrower	Minimum borrower fixed charge coverage ratio	Quarterly	1.2	1.1	1.2
Mountain Trace	$4,135	Borrower	Minimum debt service coverage ratio	Annual	1.0	(0.1)	1.0
Senior debt - bonds	$6,960	Borrower	Minimum debt service coverage ratio	Annual	1.3	(0.5)	1.3

(1)

Waiver, amendment or other cure provision for violation of covenant obtained. For further information, see Note 3 – Liquidity to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Included in several of the Company’s loan agreements are administrative covenants requiring that a set of audited financial statements be provided to the guarantor within 90 days of the end of each fiscal year (the “Administrative Covenants”). For the year ended December 31, 2018 the Company was in compliance with all such Administrative Covenants.

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

Accounts receivable totaled $1.0 million at December 31, 2018 compared with $0.9 million at December 31, 2017. All uncollected patient care receivables were fully reserved at December 31, 2018 and December 31, 2017.

The allowance for bad debt was $1.4 million and $2.6 million at December 31, 2018 and 2017, respectively. We continually evaluate the adequacy of our bad debt reserves based on aging of older balances, payment terms and historical collection trends after facility operations transfer to third-party operators. We continue to evaluate and implement additional processes to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Off-Balance Sheet Arrangements

Letters of Credit

The Company had $0.4 million of outstanding letters of credit (under the Company’s revolving credit facility with CIBC, formerly the PrivateBank) at December 31, 2016, used primarily for surety bonds, which the Company cancelled when no longer required under such credit facility. Such letters of credit were fully cash collateralized, the cash was returned to the Company during the year ended December 31, 2017.

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

On November 30, 2018 the Company subleased the Ohio Beacon Facilities to the Aspire Sublessees pursuant to the Aspire Subleases, providing that Aspire Sublessees would take possession of and operate the Aspire Facilities as subtenant, effective December 1, 2018. Pursuant to the Aspire Subleases, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at December 31, 2018.

Operating Leases

As of December 31, 2018, the Company leased a total of eleven skilled nursing facilities under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party operators. Effective January 15, 2019 the Company leased a total of nine skilled nursing facilities pursuant to the Omega Lease Termination. The Company also leases certain office space located in Atlanta and Suwanee, Georgia.

Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000’s)
2019	$6,359
2020	6,390
2021	6,551
2022	6,692
2023	6,824
Thereafter	26,788
Total	$59,604

For a further description of the Company’s operating leases, see Note 7 - Leases to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Leased and Subleased Facilities to Third-Party Operators

As of December 31, 2018, twenty-seven facilities (sixteen owned by us and eleven leased to us) are leased or subleased on a triple net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all liabilities of the property in respect to insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. Effective January 15, 2019 the Company has twenty-five facilities (sixteen owned by us and nine leased to us).

Future minimum lease receivables for each of the next five years ending December 31 are as follows:

(Amounts in 000’s)
2019	$18,314
2020	18,752
2021	19,202
2022	20,442
2023	20,828
Thereafter	83,654
Total	$181,192

The following is a summary of the Company’s leases and subleases to third-parties which comprise the future minimum lease receivables of the Company. Each lease contains specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement.

		Lease Term
		Commencement	Expiration	2019 Cash
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Aspire	12/1/2018	11/30/2028	538
Eaglewood Care Center	Aspire	12/1/2018	11/30/2028	408
H&C of Greenfield	Aspire	12/1/2018	11/30/2023	213
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	951
The Pavilion Care Center	Aspire	12/1/2018	11/30/2028	214
Attalla Health Care (5)	C.R. Management	12/1/2014	8/31/2030	1,175
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	879
College Park (5)	C.R. Management	4/1/2015	3/31/2025	645
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	974
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,264
Meadowood	C.R. Management	5/1/2017	8/31/2030	465
NW Nursing Center (5)	Southwest LTC	12/31/2015	11/30/2025	379
Quail Creek (5)	Southwest LTC	12/31/2015	11/30/2025	783
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	319
Mountain Trace Rehab (3)	Symmetry Healthcare	6/1/2015	2/28/2019	30
Mountain Trace Rehab (3)	Vero Health Management	3/1/2019	2/28/2029	400
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	614
Subtotal Owned Facilities (16)				$10,251
Leased
Covington Care	Aspire	12/1/2018	11/30/2028	$430
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	913
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,106
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	354
Jeffersonville	Peach Health	6/18/2016	8/31/2027	727
Oceanside	Peach Health	7/13/2016	8/31/2027	495
Savannah Beach	Peach Health	7/13/2016	8/31/2027	271
Bonterra (held for sale) (2)	Wellington Health Services	9/1/2015	1/15/2019	45
Parkview Manor/Legacy (held for sale) (2)	Wellington Health Services	9/1/2015	1/15/2019	45
Powder Springs (4)	Wellington Health Services	4/1/2015	8/31/2027	1,980
Tara (4)	Wellington Health Services	4/1/2015	8/31/2027	1,697
Subtotal Leased Facilities (11)				$8,063
Total (27)				$18,314

(1)

Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above. See “Portfolio of Healthcare Investments” in Part I, Item 1, “Business” in this Annual Report.

(2)

Effective January 15, 2019 the Company completed the Omega Lease Termination, see Note 10 -  Acquisitions and Dispositions and Note 19 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

(3)

On March 1, 2019 the previous lease with an affiliate of Symmetry Healthcare with an expected lease term of May 31, 2030 was mutually terminated and operations transferred to Vero Health, an affiliate of Vero Health Management, on March 1, 2019. See Note 19 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

(4)

Effective February 1, 2019 base rent for these facilities was reduced 10% and is reflected in the above table. See Note 19 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

(5)

On April 15, 2019 the Company entered into the PSA with respect to four owned skilled nursing facilities, which PSA could be terminated for any reason by the Buyer prior to May, 15 2019, at 5:00 p.m. Eastern Time. See Note 19 – Subsequent Events, to our audited consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

All facilities are skilled nursing facilities except for Eaglewood ALF and the Meadowood Facility which are assisted living facilities. All facilities have renewal provisions of one term of five years, except facilities (Mountain Trace, Quail Creek, NW Nursing, Sumter Valley, Covington Care, Pavilion Care Center, Eaglewood ALF, Eaglewood SNF and Georgetown) which have two renewal terms with each being five years and H&C of Greenfield which has three renewal terms with each being five years. The leases also contain standard rent escalations that range from 1.0% to 3.0% annually.

On April 24, 2018, the Ohio Beacon Affiliates informed the Company in writing that they would no longer be operating five (four owned and one leased by the Company) of the Ohio Beacon Facilities and that they would surrender operation of such facilities to the Company on June 30, 2018. On November 30, 2018, the Ohio Beacon Affiliates, who were ten months in arrears on rental payments surrendered possession of the Ohio Beacon Facilities and the lease was terminated by mutual consent. Pursuant to such termination the Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of the $0.5 million Beacon Lease Inducement and approximately $2.5 million in rent arrears and approximately $0.6 million of other receivables, such as property taxes and capital expenditures, which discharges each tenant from any and all claims upon completion of the payment plan. The Company intends to enforce its rights under the termination agreement. As of the date of filing this Annual Report, five such payments have been received, and there is no assurance that the Company will be able to obtain payment of all the outstanding unpaid termination fee from the Ohio Beacon Affiliates. The Company completed negotiations with Aspire, who received HUD approval, for such facilities and took possession of Ohio Beacon Facilities on December 1, 2018.

On November 30, 2018 the Company subleased the Ohio Beacon Facilities to affiliates of Aspire pursuant to the Aspire Subleases, providing that Aspire Sublessees would take possession of and operate the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) the Covington Facility; (ii) the Eaglewood ALF Facility; (iii) the Eaglewood Care Center Facility; (iv) the H&C of Greenfield Facility; and (v) the Pavilion Care Facility. Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. All Aspire Subleases are for an initial term of ten years, with renewal options, except with respect to term for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year; from month seven of the Aspire Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Care Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ended December 31, 2019 is $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. Additionally, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at December 31, 2018.

For a detailed description of each of the Company’s leases, see Note 7 - Leases and Note – 19 Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

Professional and General Liability

As of the date of filing this Annual Report, the Company is a defendant in 14 professional and general liability actions commenced on behalf of former patients. These actions seek unspecified compensatory and punitive damages for former patients who were allegedly injured or died while patients of facilities operated by the Company. Two such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage and five of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included  within “Accrued expenses and other” in the Company’s audited consolidated balance sheets of $1.4 million and $5.1 million at December 31, 2018, and December 31, 2017, respectively. Additionally as of December 31, 2018 and December 31, 2017 approximately $0.6 million and $0.5 million was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets, and as of December 31, 2017, $0.2 million was reserved for settlement amounts in “Other liabilities” in the Company’s audited consolidated balance sheets.

Accordingly, the self-insurance reserve accrual primarily reflects the Company’s estimate of settlement amounts for the pending actions, as appropriate and legal costs of settling or litigating the pending actions, as applicable. These amounts are expected to be paid over time as the legal proceedings progress. The duration of such legal proceedings could be greater than one year subsequent to the year ended December 31, 2018; however management cannot reliably estimate the exact timing of payments.

See Note 15 – Commitments and Contingencies and Note 19 – Subsequent Events to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure pursuant to Item 7A. of Form 10-K is not required to be reported by smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Regional Health Properties, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Regional Health Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2017, and for the year then ended (collectively referred to as the “2017 financial statements”), before the effects of the adjustments to cumulatively apply the change for the adoption of Revenue from Contracts Customers (Topic 606) as well as retrospectively apply the change for the adoption of ASU 2016-18, Statements of Cash Flows (Topic 230) and the reverse stock split in 2018 as discussed in Note 1 to the consolidated financial statements, were audited by other auditors whose report, dated April 16, 2018, expressed an unqualified opinion on those consolidated financial statements. We have also audited the adjustments to the 2017 consolidated financial statements to cumulatively apply the change in accounting for the adoption of Revenue from Contracts Customers (Topic 606) as well as retrospectively apply the change in account for the adoption of ASU 2016-18, Statements of Cash Flows (Topic 230) and the effects of the reverse stock split in 2018, as discussed in Note 1 to the consolidated financial statements. In our opinion, such cumulative and retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2017 consolidated financial statements of the Company other than with respect to the cumulative and retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2017 consolidated financial statements taken as a whole.

Adoption of New Accounting Standards and Reverse Stock Split

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for 1) recognition of revenue from contracts with customers in fiscal year 2018 due to the adoption of ASU no. 2014-09, Revenue from Contracts Customers and 2) classification and presentation of restricted cash, including transfers between cash and restricted cash, on the consolidated statements of cash flows in fiscal years 2018 and 2017 due to the adoption of ASU No. 2016-18, Statement of Cash Flows: Restricted Cash and the effects of the reverse stock split approved on December 27, 2018.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $11.9 million for the year ended December 31, 2018, has an accumulated deficit of $118.2 million and negative working capital of $28.6 million with $20.2 million of long term-debt classified as current due to the Company’s short-term forbearance agreement pursuant to noncompliance with certain covenants under the loan documents and the lender’s ability to exercise default-related rights and remedies, including the acceleration of the maturity of such debt and a $4.1 million mortgage indebtedness maturing in June 2019, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Notes 1 and 3. The consolidated financial statements do not include any adjustments that might result for the outcome of this substantial doubt.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2018.

Atlanta, Georgia

May 16, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Regional Health Properties, Inc.:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting related to the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, and the effect of the reverse stock split, as described in Note 1, the consolidated balance sheet of Regional Health Properties, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). The 2017 consolidated financial statements before the effects of the adjustments described in Note 1 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting related to the adoption of ASU 2014-09 and ASU 2016-18, and the effect of the reverse stock split, as described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting related to the adoption of ASU 2014-09 and ASU 2016-18, and the effect of the reverse stock split, as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2012 to 2018.

Atlanta, Georgia

April 16, 2018

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash	$2,407	$1,818
Restricted cash	1,411	960
Accounts receivable, net of allowance of $1,356 and $2,570	971	945
Prepaid expenses and other	472	304
Notes receivable	610	677
Assets of disposal group held for sale	2,204	—
Total current assets	8,075	4,704
Restricted cash	2,668	2,581
Property and equipment, net	77,237	81,213
Intangible assets—bed licenses	2,471	2,471
Intangible assets—lease rights, net	906	2,187
Goodwill	2,105	2,105
Lease deposits and other deposits	402	808
Straight-line rent receivable	6,301	6,400
Notes receivable	331	3,540
Other assets	74	542
Total assets	$100,570	$106,551
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Current portion of notes payable and other debt	$26,397	$6,621
Current portion of convertible debt, net	—	1,469
Accounts payable	4,361	4,386
Accrued expenses and other	4,461	7,022
Liabilities of disposal group held for sale	1,491	—
Total current liabilities	36,710	19,498
Notes payable and other debt, net of current portion:
Senior debt, net	48,317	57,801
Bonds, net	6,599	6,567
Other debt, net	—	644
Other liabilities	2,793	4,133
Deferred tax liability	—	38
Total liabilities	94,419	88,681
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 and 1,647 shares issued and outstanding at December 31, 2018 and 2017, respectively	61,900	61,724
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 2,812 shares issued and outstanding, redemption amount $70,288 and $70,288 at December 31, 2018 and 2017, respectively	62,423	62,423
Accumulated deficit	(118,172)	(106,277)
Total stockholders’ equity	6,151	17,870
Total liabilities and stockholders’ equity	$100,570	$106,551

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

	Year Ended December 31,
	2018	2017
Revenues:
Rental revenues	$20,902	$23,690
Management fees	949	930
Other revenues	195	528
Total revenues	22,046	25,148
Expenses:
Facility rent expense	8,683	8,683
Cost of management fees	638	634
Depreciation and amortization	4,634	4,868
General and administrative expenses	3,692	3,854
Provision for doubtful accounts	4,132	886
Other operating expenses	1,059	1,085
Total expenses	22,838	20,010
(Loss) income from operations	(792)	5,138
Other expense:
Interest expense, net	5,929	4,095
Loss on extinguishment of debt	5,234	63
Other expense	52	474
Total other expense, net	11,215	4,632
(Loss) income from continuing operations before income taxes	(12,007)	506
Income tax benefit	(38)	(188)
(Loss) income from continuing operations	(11,969)	694
Income (loss) from discontinued operations, net of tax	74	(1,679)
Net loss	(11,895)	(985)
Net loss attributable to Regional Health Properties, Inc.	(11,895)	(985)
Preferred stock dividends - declared	—	(5,702)
Preferred stock dividends - undeclared	(7,985)	(1,912)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(19,880)	$(8,599)
Net loss per share of common stock attributable to Regional Health (1) Properties, Inc.
Basic and diluted:
Continuing Operations, after current period undeclared dividend	$(11.90)	$(4.19)
Discontinued Operations	0.04	(1.01)
	$(11.86)	$(5.20)
Weighted average shares of common stock outstanding:
Basic and diluted	1,676	1,653

(1)	Reflects our one-for-twelve reverse stock split that became effective on December 31, 2018. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

	Shares of Common Stock (a)	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock (b)	Accumulated Deficit	Total
Balance, December 31, 2016	1,666	—	$61,643	$—	$(99,590)	$(37,947)
Reclassification of preferred stock (b)		2,812		62,423		62,423
Stock-based compensation	—	—	267	—	—	267
Issuance of restricted stock, net of forfeitures	(9)	—	—	—	—	—
Stock repurchase program	(10)	—	(186)	—	—	(186)
Preferred stock dividends	—	—	—	—	(5,702)	(5,702)
Net loss	—	—	—	—	(985)	(985)
Balance, December 31, 2017	1,647	2,812	$61,724	$62,423	$(106,277)	$17,870
Stock-based compensation	—	—	176	—	—	176
Issuance of restricted stock, net of forfeitures	41	—	—	—	—	—
Net loss	—	—	—	—	(11,895)	(11,895)
Balance, December 31, 2018	1,688	2,812	$61,900	$62,423	$(118,172)	$6,151
(a)	Reflects our one-for-twelve reverse stock split that became effective on December 31, 2018. Refer to Note 1 - Summary of Significant Accounting Policies for further information.
(b)

Reclassification of the Regional Health Properties, Inc.’s 10.875% Series A Cumulative Redeemable Preferred Stock as permanent equity, as a result of the ownership and transfer restrictions with respect to the common stock implemented in connection with the merger described in Note. 1- Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(11,895)	$(985)
Income (loss) from discontinued operations, net of tax	(74)	1,679
(Loss) income from continuing operations	(11,969)	694
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,634	4,868
Stock-based compensation expense	176	267
Rent expense in excess of cash paid	368	578
Rent revenue in excess of cash received	(2,003)	(2,670)
Amortization of deferred financing costs, debt discounts and premiums	575	338
Loss on debt extinguishment	5,234	—
Deferred tax expense	(38)	(188)
Bad debt expense	4,132	886
Changes in operating assets and liabilities:
Accounts receivable	(497)	182
Prepaid expenses	314	283
Other assets	584	(76)
Accounts payable, and accrued expenses and other	1,235	665
Other liabilities	334	168
Net cash provided by operating activities—continuing operations	3,079	5,995
Net cash used in operating activities—discontinued operations	(1,731)	(850)
Net cash provided by operating activities	1,348	5,145
Cash flow from investing activities:
Change in net cash investments	—	(44)
Purchase of real estate, net	—	(1,375)
Purchase of property and equipment	(338)	(846)
Net cash used in investing activities—continuing operations	(338)	(2,265)
Net cash provided by investing activities—discontinued operations	—	—
Net cash (used in) provided by investing activities	(338)	(2,265)
Cash flows from financing activities:
Proceeds from debt issuance	2,397	—
Repayment on notes payable	(2,076)	(3,609)
Repayment on bonds payable	(95)	(90)
Repayment on convertible debt	—	(7,700)
Debt issuance costs, net of refunds	130	(62)
Proceeds from preferred stock issuances, net	—	977
Repurchase of common stock	—	(186)
Dividends on preferred stock	—	(5,702)
Net cash provided by (used in) financing activities—continuing operations	356	(16,372)
Net cash used in financing activities—discontinued operations	(239)	(658)
Net cash used in financing activities	117	(17,030)
Net change in cash and restricted cash	1,127	(14,150)
Cash and restricted cash at beginning of period	5,359	19,509
Cash and restricted cash at end of period	$6,486	$5,359

See accompanying notes to consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

(Amounts in 000’s)

	Year Ended December 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest	$5,220	$3,781
Income taxes paid	$—	$29
Supplemental disclosure of non-cash Activities:
Non-cash payments of long-term debt	$(8,744)	$—
Non-cash payments of convertible debt	$(1,500)	$—
Non-cash payments of professional liability settlements from financing	$(2,371)	$—
Non-cash debt issuance costs and prepayment penalties	$(1,238)	$—
Non-cash payments of professional liability settlements from prior insurer	$(2,850)	$—
Net payments through escrow	$(16,703)	$—
Non-cash proceeds from financing	$13,853	$—
Non-cash proceeds from prior insurer for professional liability settlements	$2,850	$—
Net proceeds through escrow	$16,703	$—

Non-cash proceeds from debt to purchase real estate	$—	$4,125
Non-cash deferred financing	$4,202	$—
Surrender of security deposit	$305	$500
Non-cash proceeds from financing of South Carolina Medicaid audit repayment	$—	$385
Settlement agreements in excess of cash paid	$—	$264
Issuance of vendor-financed insurance	$198	$198

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AdCare Health Systems, Inc. (“AdCare”) is the former parent of, and the predecessor issuer to, Regional Health Properties, Inc. (“Regional Health” or “Regional” and, together with its subsidiaries, the “Company” or “we”). On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health, a Georgia corporation and wholly owned subsidiary of AdCare formed for the purpose of the Merger, with Regional Health continuing as the surviving corporation in the Merger. The Company has many of the characteristics of a real estate investment trust (“REIT”) and is focused on the ownership, acquisition and leasing of healthcare related properties. Regional Health is a self-managed real estate investment company that invests primarily in real estate purposed for long-term healthcare and senior living.  Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities.

Regional Health is a self-managed real estate investment company that invests primarily in real estate purposed for long-term healthcare and senior living.  Our business primarily consists of leasing and subleasing such facilities to third-party tenants, which operate the facilities. The operators of the Company’s facilities provide a range of health care services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents

As of December 31, 2018, the Company owned, leased, or managed for third parties 30 facilities primarily in the Southeast. Effective January 15, 2019, the Company’s lease of two facilities located in Georgia was terminated by mutual consent of the Company and the lessor of such facilities (see Note 10 – Acquisitions and Dispositions).

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

Historically, AdCare’s business focused on owning and operating skilled nursing and assisted living facilities. The Company also managed facilities on behalf of unaffiliated owners pursuant to management contracts. In July 2014, AdCare’s board of directors (the “AdCare Board”) approved a strategic plan to transition (the “Transition”) the Company to a healthcare property holding and leasing company through a series of leasing and subleasing transactions. As of December 31, 2015, AdCare and its subsidiaries completed the Transition through: (i) leasing to third-party operators all the healthcare properties which they owned and previously operated; (ii) subleasing to third-party operators all the healthcare properties which they leased (but did not own) and previously operated; and (iii) continuing the one remaining management agreement to manage two skilled nursing facilities and one independent living facility for a third-party. As a result of the Transition, the Company acquired certain characteristics of a real estate investment trust (“REIT”) and became focused on the ownership, acquisition and leasing of healthcare related properties.

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

•	Regional Health became the successor issuer to AdCare and succeeded to the assets and continued the business and assumed the obligations of AdCare;
•	the RHE common stock and the RHE Series A Preferred Stock commenced trading on the NYSE American LLC (“NYSE American” or the “Exchange”) immediately following the Merger;
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

•	there was no change in the assets held by or in the business conducted by the Company; and
•	there was no fundamental change to the Company’s current operational strategy.

When used in these notes to the consolidated financial statements, unless otherwise specifically stated or the context otherwise requires, the terms:

•	“Board” or “Board of Directors” refers to the AdCare Board with respect to the period prior to the Merger and to the RHE Board with respect to the period after the Merger;
•	“Company refers to AdCare and its subsidiaries with respect to the period prior to the Merger and to Regional Health and its subsidiaries with respect to the period after the Merger;
•	“common stock” refers to the AdCare common stock with respect to the period prior to the Merger and to the RHE common stock with respect to the period after the Merger;
•

“Series A Preferred Stock” refers to the AdCare Series A Preferred Stock with respect to the period prior to the Merger and to the RHE Series A Preferred Stock with respect to the period after the Merger; and

•	“Charter” refers to the AdCare Charter with respect to the period prior to the Merger and to the RHE Charter with respect to the period after the Merger.

As of December 31, 2018, the Company owns, leases, or manages 30 facilities primarily in the Southeast.  Of the 30 facilities, the Company: (i) leased 14 owned and subleased 11 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 - Leases for a full description of the Company’s leases). Effective January 15, 2019, the Company’s lease of two skilled nursing facilities located in Georgia was terminated by mutual consent of the Company and the lessor of the facilities (see Note 10 – Acquisitions and Dispositions). The Company leases its currently-owned healthcare properties, and subleases its currently-leased healthcare properties, on a triple-net basis, meaning that the lessee (i.e., the third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the properties including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. These leases are generally long-term in nature with renewal options and annual escalation clauses.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Going Concern

For the year ended and as of December 31, 2018, we had a net loss of $11.9 million and negative working capital of $28.6 million. At December 31, 2018, we had $2.4 million in cash and $81.3 million in indebtedness, including current maturities of $26.4 million. The current portion of such indebtedness is comprised of: (i) $20.2 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under a debt refinancing agreement dated February 15, 2018, as amended from time to time, between the Company and Pinecone Realty Partners II, LLC (“Pinecone”), with an original aggregate principal amount of $16.25 million which refinanced existing mortgage debt (the “Pinecone Credit Facility”), classified as current due to the Company’s short-term forbearance agreement regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note and Note 3 – Liquidity); (ii) $4.1 million of mortgage indebtedness under the Company’s credit facility with Housing & Healthcare Funding, LLC (the “Quail Creek Credit Facility”) maturing in June 2019; and (iii) other debt of approximately $2.1 million, which includes senior debt and bond and mortgage indebtedness.

The continuation of our business is dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the second new amended and restated forbearance agreement, dated March 29, 2019, between the Company and certain of its subsidiaries and Pinecone (the “Second A&R Forbearance Agreement”); and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which is entirely within the Company’s control. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The Company is following a strategy to repay the Pinecone Credit Facility and Quail Creek Credit Facility within the next few months. If these efforts are unsuccessful, the Company may be required to seek relief through a number of other available routes, which may include a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See Note – 19 Subsequent Events for details on a purchase and sale agreement, which if successful remedies the factors creating substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance however, that these efforts will be successful.

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

Arrangements with other business enterprises are evaluated, and those in which Regional Health is determined to have controlling financial interest are consolidated. Guidance is provided by FASB ASC Topic 810-10, “Consolidation—Overall”, which includes consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance includes controlling financial interests that may be achieved through arrangements that do not involve voting interests. In absences of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s (“VIE”) assets and activities are the best evidence of control. If an enterprise holds the power to direct and right to receive benefits of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the VIE in its financial statements.

The Company has evaluated and concluded that as of December 31, 2018 and December 31, 2017, the Company has no relationship with a VIE in which it is the primary beneficiary required to consolidate the entity.

Reclassifications

Certain reclassifications have been made to the 2017 financial information to conform to the 2018 presentation with no effect on the Company’s consolidated financial position or results of operations. These reclassifications did not affect total assets, total liabilities, or stockholders’ equity. Reclassifications were made to the consolidated statements of operations for the twelve months ended December 31, 2017 to conform the presentation of: (i) management fee revenues and its related expense, previously reported as general and administrative expense; and (ii) provision for doubtful accounts previously reported as Other operating expenses. Reclassifications were made to the consolidated statements of cash flows for the twelve months ended December 31, 2017 to include restricted cash in cash and restricted cash at the beginning-of-period and end-of-period totals.

Reverse Stock Split

On December 27, 2018, the Board of Directors authorized a reverse stock split of the issued and outstanding shares of the common stock, at a ratio of one-for-twelve shares (the “Reverse Stock Split”). Shareholder approval for the Reverse Stock Split was obtained at the Company’s annual meeting of shareholders on December 27, 2018 and the Reverse Stock Split became effective on December 31, 2018. At the effective date, every twelve shares of the common stock that were issued and outstanding were automatically combined into one issued and outstanding share of the common stock. Shareholders did not receive fractional shares in connection with the Reverse Stock Split and instead, received an additional whole share of the common stock in lieu thereof. The authorized number of shares, and the par value per share, of the common stock was not affected by the Reverse Stock Split. The Reverse Stock Split also correspondingly affected all outstanding Regional Health equity awards. The Reverse Stock Split was implemented for the purpose of complying with the NYSE American continued listing standards regarding low selling price.

All authorized, issued and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Cash, Restricted Cash and Investments

The Company considers all unrestricted short-term investments with original maturities less than three months, which are readily convertible into cash, to be cash equivalents. Certain cash and investment amounts are restricted for specific purposes such as mortgage escrow requirements; reserves for capital expenditures on United States Housing and Urban Development (“HUD”) insured facilities and collateral for other debt obligations.

Revenue Recognition and Allowances

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”. As detailed in “Recent Accounting Pronouncements,” the Company adopted Topic 606, Revenue from Contracts with Customers on January 1, 2018. The cumulative effect of initially applying the standard recognized on this date was immaterial. As a result, the Company has changed its accounting policies for revenue recognized on non-real estate lease contracts. As of adoption, non-lease revenue streams are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities will be recognized only upon cash collection, and any accumulated straight-line rent receivable will be reversed in the period in which the Company deems rent collection no longer probable. Rental revenues for five facilities located in Ohio (until operator transition on December 1, 2018) and one facility in North Carolina are recorded on a cash basis during the year ended December 31, 2018 (for additional information with respect to such facilities, see Note 7 – Leases).

Management Fee Revenues and Other Revenues. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service received in full on a monthly basis. The maximum penalty for service contract nonperformance under the management contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

Allowances. The Company assesses the collectability of its rent receivables, including straight-line rent receivables and working capital loans to tenants. The Company bases its assessment of the collectability of rent receivables and working capital loans to tenants on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, and current economic conditions. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to receive the rent payments or payments on a working capital loan, then the Company provides a reserve against the recognized straight-line rent receivable asset or working capital loan for the portion that we estimate may not be recovered. Payments received on impaired loans are applied against the allowance. If the Company changes its assumptions or estimates regarding the collectability of future rent payments required by a lease or required from a working capital loan to a tenant, then the Company may adjust its reserve to increase or reduce the rental revenue or interest revenue from working capital loans to tenants recognized in the period the Company makes such change in its assumptions or estimates (see Note 7 – Leases).

As of December 31, 2018 and December 31, 2017, the Company reserved for approximately $1.4 million and $2.6 million, respectively, of gross patient care related receivables arising from its legacy operations. Allowances for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully reserved at December 31, 2018 and December 31, 2017.  Accounts receivable, net totaled $1.0 million at December 31, 2018 compared with $0.9 million at December 31, 2017.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, restricted cash, accounts receivable and straight-line rent receivables. Cash and restricted cash are held with various financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions which management believes limits the risk.

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

Leases and Leasehold Improvements

The Company leases certain facilities and equipment in the normal course of business. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating lease or capital lease. As of December 31, 2018, all of the Company’s leased facilities are accounted for as operating leases. For operating leases that contain scheduled rent increases, the Company records rent expense on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. See “Recently Issued Accounting Pronouncements” below in this Note – 1 for information regarding adoption of ASU 2016-02, Leases, on January 1, 2019.

Intangible Assets and Goodwill

Intangible assets consist of finite lived and indefinite lived intangibles. The Company’s finite lived intangibles include lease rights and certain certificate of need (“CON”) and bed licenses that are not separable from the associated buildings. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated useful life is based on the terms of the underlying facility leases averaging approximately ten years. For the Company’s CON/bed licenses that are not separable from the buildings, the estimated useful life is based on the building life when acquired with an average estimated useful life of approximately 32 years. The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present.

The Company’s indefinite lived intangibles consist primarily of values assigned to CON/bed licenses that are separable from the buildings. The Company does not amortize goodwill or indefinite lived intangibles. The Company's goodwill is related to certain property acquisitions, but is evaluated for impairment on the operator level. On an annual basis, the Company evaluates the recoverability of the indefinite lived intangibles and goodwill by performing an impairment test. The Company performs its annual test for impairment during the fourth quarter of each year. For the year ended December 31, 2018 the test results indicated no impairment necessary.

Pre-paid Expenses and Other

As of December 31, 2018 and December 31, 2017, the Company had $0.5 million and $0.3 million, respectively, in pre-paid expenses and other; approximately $0.3 million relates to consultant and legal retainers as of December 31, 2018, and the remainder for both periods is primarily for directors’ and officers’ insurance and mortgage insurance premiums.

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

Other Expense

Other expense decreased by $0.4 million, or 89.0%, for the twelve months ended December 31, 2018, compared with $0.5 million for the same period in 2017. The prior period charge was related to expenses for the Merger.

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

On December 22, 2017, tax legislation commonly known as The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted.  Among other changes the Tax Reform Act reduces the US federal corporate tax rate from 35% to 21% beginning in 2018.

The Company has remeasured certain deferred tax assets and liabilities as of the enactment date of the Tax Reform Act based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was $9.5 million, which was offset by a reduction in the valuation allowance. For the year ended December 31, 2017, the Company also recorded an income tax benefit of approximately $0.2 million related to the use of our naked credit (a deferred tax liability for an indefinite-lived asset) as a source of income to release a portion of our valuation allowance.

As a result of the Tax Reform Act, net operating loss (“NOL”) carry forwards generated in tax years 2018 and forward have an indefinite life.  For this reason, the Company has taken the position that the deferred tax liability related to the indefinite lived intangibles can be used to support an equal amount of the deferred tax asset related to the 2018 NOL carry forward generated.  This resulted in the Company recognizing an income tax benefit of approximately $0.04 million in 2018 related to the use of our naked credit as a source of income to release a portion of our valuation allowance.

Judgment is required in evaluating uncertain tax positions. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements.  The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheets. The Company is subject to income taxes in the U.S. and numerous state and local jurisdictions. In general, the Company’s tax returns filed for the 2015 through 2018 tax years are still subject to potential examination by taxing authorities.

To the Company’s knowledge, the Company is not currently under examination by any major income tax jurisdiction.

Stock Based Compensation

The Company follows the provisions of ASC topic 718 “Compensation - Stock Compensation”, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees, non-

employees, and others receive shares of stock or equity instruments (options, warrants or restricted shares).  All awards are amortized on a straight-line basis over their vesting terms.

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

Level 1—     Quoted market prices in active markets for identical assets or liabilities

Level 2—     Other observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3—     Significant unobservable inputs

The respective carrying value of certain financial instruments of the Company approximates their fair value. These instruments include cash, restricted cash and investments, accounts receivable, notes receivable, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values, they are receivable or payable on demand, or the interest rates earned and/or paid approximate current market rates.

Self-Insurance

Prior to the Transition, the Company was self-insured for employee medical claims (in all states except for Oklahoma, where the Company participated in the Oklahoma state subsidy program) and had a large deductible workers’ compensation plan (in all states except for Ohio, where workers’ compensation is covered under a premium-only policy provided by the Ohio Bureau of Workers’ Compensation).

In 2015, the insurance programs described above changed in order to address the different needs of the Company as a result of the Transition. The Company’s workers compensation plan transitioned from a high deductible to a guaranteed cost program in February 2015. As of December 31, 2018, there are no outstanding claims or unsettled claims for the legacy self-insured employee medical plan and the large deductible workers’ compensation plan.

Professional liability insurance was provided to facilities operations up until the date of the Transition. Claims which were associated with operations of the Company prior to the Transition but not reported as of the transition date were self-insured.

The Company has self-insured against professional and general liability claims since it discontinued its healthcare operations in connection with the Transition. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Other.

In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime and employment practices liability.

Classification of the Series A Preferred Stock as Permanent Equity

As a result of the Merger the common stock is subject to the ownership and transfer restrictions set forth in the RHE Charter. These restrictions permit classification of the Series A Preferred Stock as permanent equity. Prior to the Merger, the common stock was not subject to these restrictions, and the Series A Preferred Stock was classified outside of permanent equity. As of the effective date of the Merger, the Series A Preferred Stock was classified as permanent equity. See Note 12 – Common and Preferred Stock.

Recently Adopted Accounting Standards

Except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, FASB ASC is the sole source of authoritative GAAP literature applicable to the Company. The Company has reviewed the FASB accounting pronouncements and Accounting Standards Updates (“ASU”) interpretations that have effectiveness dates during the periods reported and in future periods.

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC 606, which requires a company to recognize revenue when the company transfers control of promised goods and services to a customer. Revenue is recognized in an amount that reflects the consideration to which a company expects to receive in exchange for such goods and services. The new revenue standard does not apply to rental revenues, which are the Company’s primary source of revenue. A company is also required to disclose sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The FASB has issued several amendments to the standards, which are intended to promote a more consistent interpretation and application of the principals outlined in the standard. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods.

The Company has the Management Contract to manage two skilled nursing facilities and one independent living facility for a third party, with payment for each month of service received in full on a monthly basis.

Companies are permitted to adopt the standard using a retrospective transition method (i.e., restate all prior periods presented) or a cumulative effect method (i.e., recognize the cumulative effect of initially applying the guidance at the date of initial application with no restatement of prior periods). However, both methods allow companies to elect certain practical expedients on transition that will help to simplify how a company restates its contracts. The cumulative effect of initially applying the standard as of the adoption date to the Management Contract which was not completed as of January 1, 2018 was immaterial. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company has identified its non-lease revenue streams and adoption of this standard does not have a material impact on our financial position or results of operations. The Company has increased disclosures around revenue recognition in the notes to consolidated financial statements to comply with the standard.

As a result of the adoption of this guidance, for the twelve months ended December 31, 2017, the Company reclassified expenses related to the Management Contract from General and administrative expense to Cost of management fees on the consolidated statements of operations.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the treatment of several cash flow categories. In addition, the guidance clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance for the twelve month period ended December 31, 2018 with an effective date of January 1, 2018. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and restricted cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted using a retrospective transition method to each period presented. The Company adopted the guidance with an effective date of January 1, 2018. Given this change, transfers between cash and restricted cash are no longer reported as cash flow activities on the statement of cash flows and hence reclassifications were made to the consolidated statements of cash flows for the twelve months ended December 31, 2017 to include restricted cash in cash and restricted cash at the beginning-of-period and end-of-period totals.

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

In March 2016, the FASB issued ASU 2016-09, with the intention to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows, and forfeitures. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The various amendments within the standard require different approaches to adoption, on a retrospective, modified retrospective or prospective basis. The Company adopted the various amendments in its consolidated financial statements for the twelve month period ended December 31, 2017 with an effective date of January 1, 2017. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which amends ASU 2016-02, to provide: (i) entities with an additional (and optional) transition method to adopt the new leases standard; and (ii) lessors with a practical expedient option, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, which amends ASU 2016-02, to provide additional guidance on accounting for certain expenses such as property taxes and insurance paid on behalf of the lessor by the lessee. ASU 2016-02, ASU 2018-11 and ASU 2018-20 are not effective for the Company until January 1, 2019, with early adoption permitted. Entities currently are required to adopt the new leases standard using either: (i) a modified retrospective transition method, where an entity initially applies the new leases standard (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements; or (ii) to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

On January 1, 2019, our adoption date, we will recognize both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment, electing the practical expedient to maintain the prior operating lease classification. We will report revenues and expenses for real estate taxes and insurance, prospectively in the unlikely event the lessee has not made those payments directly to a third party in accordance with their respective leases with us. We will elect the practical expedient to account for our leases as a single lease component. Also, upon adoption, we will expense certain leasing costs, other than leasing commissions, as they are incurred, which may reduce our net income. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. We will continue to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms. We expect the adoption of ASU 2016-02 will not have a material effect on the Company’s consolidated financial statements, other than we expect the initial balance sheet impact of recognizing the right-of-use assets and the right-of-use lease liabilities to be approximately in the $41 million range at December 31,2018. See Note 7– Leases for the Company’s operating leases.

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

As indicated in Note 1 - Summary of Significant Accounting Policies, the Reverse Stock Split became effective on December 31, 2018 for all issued and outstanding shares of the common stock at a ratio of a one-for-twelve, and amounts authorized under the Company’s equity incentive plans were proportionately adjusted. Accordingly, all share and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except net income or loss is adjusted by the impact of the assumed issuance of convertible shares and the weighted-average number of shares of common stock outstanding (which includes potentially dilutive securities, such as options, warrants, non-vested shares, and additional shares issuable under convertible notes outstanding during the period when such potentially dilutive securities are not anti-dilutive). Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible promissory notes are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For 2018 and 2017, potentially dilutive securities of 0.1 million and 0.1 million, respectively, were excluded from the diluted loss per share calculation because including them would have been anti-dilutive in both periods.

The following table provides a reconciliation of net loss for continuing and discontinued operations and the number of shares used in the computation of both basic and diluted earnings per share:

	Year Ended December 31,
	2018			2017
(Amounts in 000’s, except per share data)	Income (loss)	Shares (2)	Per Share	Income (loss)	Shares (2)	Per Share
Continuing Operations:
(Loss) income from continuing operations	$(11,969)			$694
Preferred stock dividends, declared	—			(5,702)
Preferred stock dividends, undeclared (1)	(7,985)			(1,912)
Basic and diluted loss from continuing operations	$(19,954)	1,676	$(11.90)	$(6,920)	1,653	$(4.19)
Discontinued Operations:
Income (loss) from discontinued operations	$74			$(1,679)
Basic and Diluted Income (loss) from discontinued operations, net of tax	$74	1,676	$0.04	$(1,679)	1,653	$(1.01)
Net Loss Attributable to Regional Health Properties, Inc.:
Basic and Diluted Net loss attributable to Regional Health Properties, Inc. common stockholders	$(19,880)	1,676	$(11.86)	$(8,599)	1,653	$(5.20)
(1)

The Board suspended the quarterly dividend payment with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017.

(2)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	December 31,
(Amounts in 000’s)	2018	2017
Stock options	15	15
Common stock warrants - employee	49	49
Common stock warrants - nonemployee	36	36
Shares issuable upon conversion of convertible debt	—	29
Total shares	100	129

NOTE 3. LIQUIDITY

Going Concern and Overview

The continuation of our business, as discussed below in this note, is dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the second new amended and restated forbearance agreement, dated March 29, 2019, between the Company and certain of its subsidiaries and Pinecone (the “Second A&R Forbearance Agreement”); and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which is entirely within the Company’s control. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The Company is undertaking measures to grow its operations, streamline its cost infrastructure and otherwise increase liquidity by: (i) refinancing or repaying debt which is classified as current and longer term debt to reduce interest costs and mandatory principal repayments, with such repayment to be funded through the sale of assets; (ii) increasing future lease revenue through acquisitions and investments in existing properties; (iii) modifying the terms of existing leases; (iv) replacing certain tenants who default on their lease payment terms; and (v) reducing other and general and administrative expenses.

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At December 31, 2018, the Company had $2.4 million in unrestricted cash. During the twelve months ended December 31, 2018, the Company generated positive cash flow from continuing operations of $3.1 million and anticipates continued positive cash flow from operations in the future.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears with respect to the fourth quarter of 2017, all quarters of 2018, and the first quarter of 2019. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Current Maturities of Debt

As of December 31, 2018, the Company had total current liabilities of $36.7 million and total current assets of $8.1 million, resulting in a working capital deficit of approximately $28.6 million. Included in current liabilities at December 31, 2018 is the $26.4 million current portion of the Company’s $81.3 million in indebtedness. The current portion of such indebtedness is comprised of: (i) $20.2 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee” ) under the Pinecone Credit Facility, classified as current due to the Company’s short-term forbearance agreement with Pinecone regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note); (ii) $4.1 million mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019; and (iii) other debt of approximately $2.1 million, which includes senior debt and bond and mortgage indebtedness. The Company anticipates net principal repayments of approximately $26.4 million during the next twelve-month period which include the $20.2 million debt under the Pinecone Credit Facility, approximately $4.1 million of payments under the Quail Creek Credit Facility, $1.4 million of routine debt service amortization, approximately $0.6 million payments on other non-routine debt and a $0.1 million payment of bond debt (excluding approximately $0.2 million principal repayment as a result of a refund of issuance fees).

On February 15, 2018 (the “Closing Date”), the Company entered into the Pinecone Credit Facility with Pinecone, with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on three skilled nursing properties known as Attalla, College Park and Northwest (the “Facilities”), and provided additional surplus cash flow of $6.3 million for general corporate needs (see Note 9 – Notes Payable and Other Debt) after deducting approximately $1.25 million in debt issuance costs and prepayment penalties. Regional Health is a guarantor of the Pinecone Credit Facility. Certain of the notes under the Pinecone Credit Facility are also guaranteed by certain wholly-owned subsidiaries of Regional Health. The surplus cash flow from the Pinecone Credit Facility was used to fund $2.4 million of self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions, and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility was used for general corporate purposes.

On May 10, 2018, Pinecone notified the Company in writing (the “Default Letter”) that the Company was in default under certain financial covenants of the Loan Agreement dated as of February 15, 2018, among the Company and certain of its subsidiaries and Pinecone (the “Loan Agreement”) and other loan documents evidencing the Pinecone Credit Facility (collectively, the “Pinecone Loan Documents”).  On May 18, 2018, the Company and certain of its subsidiaries entered into a Forbearance Agreement with Pinecone with respect to the specified events of default set forth therein (the “Original Forbearance Agreement”), pursuant to which, among other things, additional fees in the amount of $0.4 million were added to the outstanding principal balance under the Pinecone Credit Facility. The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018 because the Company did not satisfy conditions in the Original Forbearance Agreement that required the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Default Letter and the Original Forbearance Agreement.

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

Pursuant to the New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) removed the restriction on prepaying the loans during the thirteen (13) month-period after the Closing Date; (ii) provided a thirty (30)-day cure period for certain events of default and a fifteen (15)-day cure period for certain failures to provide information or materials pursuant to the Pinecone Loan Documents; (iii) increased the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid ($0.25 million prior to December 31, 2018 and $0.5 million thereafter); and (iv) increased the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million fee described as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate reverted from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

The New Forbearance Agreement terminated on December 31, 2018 because the Company did not satisfy certain conditions set forth therein.

On December 31, 2018, the Company and certain of its subsidiaries entered into a new amended and restated Forbearance Agreement (the “A&R New Forbearance Agreement”) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the A&R New Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement.

Pursuant to the A&R New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement. In addition Pinecone consented to the termination, effective January 15, 2019, of the Company’s lease and sublease of two skilled nursing facilities, an 115-bed skilled nursing facility located in East Point, Georgia and an 184-bed skilled nursing facility located in Atlanta, Georgia (the “Omega Facilities”), by mutual consent of the Company and the lessor (affiliate of Omega Healthcare) and the sublessees (affiliates of Wellington Health Services) of each of the Omega Facilities (the “Omega Lease Termination”). The leases of the Omega Facilities were to expire in August 2025, and the A&R New Forbearance Agreement required that the Omega Lease Termination be completed by February 1, 2019.

Pursuant to the A&R New Forbearance Agreement, the Company reimbursed Pinecone by February 1, 2019 for certain unpaid expenses and prepay Pinecone’s loan to AdCare Property Holdings, LLC (the “AdCare Holdco Loan”). In connection with the Omega Lease Termination, the Company realized proceeds (including a termination fee payable by the landlord to the Company, which approximated future forgone cash flow from the Company’s related sublease) to contribute to the Company’s required payment to Pinecone of approximately $1.4 million, of which $0.2 million was paid to Pinecone on January 4, 2019 for Pinecone’s expenses and the balance of $1.2 million was paid on January 28, 2019, of which $0.1 million was for Pinecone’s expenses, which included a 1% prepayment penalty, and the balance of $0.9 million was applied to pay down the principal amount of the AdCare Holdco Loan, which at December 31, 2018 was approximately $5.4 million.

The A&R New Forbearance Agreement amended the Loan Agreement to, among other things: (i) add a $0.35 million fee (paid in kind) to the loans on a pro rata basis; (ii) provide for additional payment in kind interest at a rate of 3.5% (the “PIK rate”), with such interest to be paid in kind in arrears by increasing the outstanding principal amount of loans held by the Pinecone on the first (1st) day of each month; provided that interest accruing at the PIK Rate on each loan and any overdue interest on each loan was paid in cash (a) on the maturity of the loans, whether by acceleration or otherwise, or (b) in connection with any repayment or prepayment of the loans; and (iii) modify the default rate of interest to add an additional 2.5% to the PIK Rate, in addition to the ongoing rate of 13.5%. During the forbearance period under the A&R New Forbearance Agreement, the interest rate paid in cash on the first (1st) day of each month was the ongoing rate of 13.5% per annum. See Note – 19 Subsequent Events for further information and actual results on the Omega Lease Termination and subsequent AdCare Holdco Loan partial repayment completed on January 28, 2019. The forbearance period under the A&R New Forbearance Agreement expired according to its terms on March 14, 2019.

On March 29, 2019, the Company and certain of its subsidiaries entered into a second new amended and restated Forbearance Agreement (the “Second A&R Forbearance Agreement”) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale (as defined below) in accordance with the timeline specified therein. Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement.  The Second A&R Forbearance Agreement  requires, among other things (i) that the Company pursue and complete an asset sale (the “Asset Sale”) which would result in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Loan Agreement as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerates the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the Pinecone Loan Documents, Pinecone may foreclose on the collateral securing the Pinecone Credit Facility (the “Collateral”). The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $5.4 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in substantially all of Regional Health’s direct and indirect, wholly-owned subsidiaries (the “Pledged Subsidiaries”) have been pledged to Pinecone as part of the Collateral. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations. Upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone may, in addition to its other rights and remedies, remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, then such managers would control such subsidiaries and their assets and operations and could potentially restrict or prevent such subsidiaries from paying dividends or distributions to Regional Health. As a holding company with no significant operations, Regional Health relies primarily on dividends and distributions from the Pledged Subsidiaries to meet its obligations and pay dividends on its capital stock (when and as declared by the Board.)

The Pinecone Loan Documents provide that Pinecone’s rights and remedies upon an event of default are cumulative, and that Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Loan Documents or applicable law. The Company does not know which rights and remedies, if any, Pinecone may choose to exercise under the Pinecone Loan Documents upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and whether or not the Company will be able to continue as a going concern.

The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless earlier terminated upon the occurrence of specified termination events under the Second A&R Forbearance Agreement. As of such date or earlier termination, Pinecone will no longer be required to forbear from exercising its default-related rights and remedies with respect to the Specified Defaults and may exercise all of its rights and remedies with respect to the Pinecone Loan Documents at that time.

Debt Covenant Compliance

At December 31, 2018, three of the Company’s credit-related instruments were not in compliance. The Company was not in compliance with various non-financial covenants and the combined fixed charge coverage ratio required under the Pinecone Credit Facility as of December 31, 2018. The Pinecone Credit Facility which requires the Company to maintain a combined fixed charge coverage ratio of 1.2, and the Company’s combined fixed charge coverage ratio was equal to 1.1 as of December 31, 2018. Such violation is waived for the duration of the forbearance period under the Second A&R Forbearance Agreement. Additionally as of December 31, 2018, the Company was not in compliance with the annual minimum debt service coverage ratio required under (a) the credit facility secured by the Company’s 106 bed, skilled nursing facility located in Sylvia, North Carolina (the “Mountain Trace Facility”) which requires that the Company maintain a minimum debt service coverage ratio of 1.0 and with respect to which the Company’s minimum debt service coverage ratio was equal to -0.1 at December 31, 2018 and for which the Company obtained a waiver; and (b) the credit facility secured by the Company’s assisted living facility located in Springfield, Ohio known as Eaglewood Village, which requires that the Company maintain a minimum debt service coverage ratio of 1.3 and with respect to which, the Company’s minimum debt service coverage ratio was equal to -0.5 at December 31, 2018, and for which the Company submitted a required management plan of correction report outlining the Company’s plans for re-attaining required minimum debt service coverage levels. The Company was in compliance with the foregoing minimum debt service coverage ratio requirements at December 31, 2017.

Changes in Operational Liquidity

During the year ended December 31, 2018, eight of the Company’s facilities were in arrears’ on their rent payments. Combined cash rental payments for all eight facilities totaled $0.4 million per month, or approximately 21% of our anticipated total monthly rental receipts. Five of these facilities located in Ohio (the “Ohio Beacon Facilities”) and leased to affiliates (the “Ohio Beacon Affiliates”) of Beacon Health Management, LLC (“Beacon”), who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities upon the mutual lease termination on November 30, 2018. Pursuant to the mutual lease terminations the Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing on January 3, 2019, in full satisfaction of a $0.5 million lease inducement and approximately $2.5 million in rent arrears and approximately $0.6 million of other receivables. Of the remaining three facilities who were in arrears on their rental payments, which facilities are leased to affiliates of Symmetry Healthcare Management, LLC (“Symmetry Healthcare”), one such facility is located in North Carolina (which the Company transitioned to a new operator on March 1, 2019) and two such facilities are located in South Carolina. For additional information with respect to such facilities, see Note 7 – Leases.

On September 20, 2018, the Company reached an agreement with Symmetry Healthcare, pursuant to which Symmetry Healthcare agreed to a payment plan for rent arrears and the Company agreed to an aggregate reduction of approximately $0.6 million in annualized rent with respect to the three facilities leased to the affiliates of Symmetry Healthcare and waived approximately $0.2 million in rent that was in arrears with respect to such facilities, upon which the affiliates of Symmetry Healthcare recommenced monthly rent payments with respect to such facilities of $0.1 million in the aggregate, starting with the September 1, 2018 amounts due.

On November 30, 2018, the Company subleased the Ohio Beacon Facilities to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”), management formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (under Aspire’s operation, the “Aspire Subleases”), providing that Aspire Sublessees would take possession of and operate the Ohio Beacon Facilities (under Aspire’s operation, the “Aspire Facilities”) as subtenant, effective December 1, 2018. Annual anticipated minimum cash rent for the next twelve months is approximately $1.8 million with provision for approximately $0.7 million additional cash rent based on each facility’s prior month occupancy. For additional information with respect to such facilities, see Note 7 – Leases.

On January 15, 2019, but effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or an aggregate average of approximately $31,000 per month cash rent reduction for the year ending December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively, for two of the Company’s eight facilities located in Georgia, which are subleased to affiliates of Wellington Health Services (the “Wellington Sublessees”) under agreements dated January 31, 2015, as subsequently amended (the “Wellington Subleases”). The Wellington Subleases due to expire August 31, 2027, relate to the Company’s 134-bed skilled nursing facility located in Thunderbolt, Georgia (the “Tara Facility”) and an 208-bed skilled nursing facility located in Powder Springs, Georgia (the “Power Springs Facility”). Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence on the 1st day of the sixth lease year. See Note – 19 Subsequent Events.

Non-Compliance with NYSE American Continued Listing Standards

On August 28, 2018, the Company received a deficiency letter from NYSE American stating that the Company was not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”). Specifically, the letter informed the Company that the Exchange determined that shares of the Company’s securities were selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing was predicated on the Company effecting a reverse stock split of the common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the Exchange determined to be no later than February 27, 2019.

On February 28, 2019 the Company regained compliance with the continued listing standards set forth in the Company Guide regarding the low selling price by completing the Reverse Stock Split. The proposal to amend the Charter to effect a reverse stock split of the common stock at a ratio of between one-for-six and one-for-twelve, as determined by the Board in its sole discretion, was approved at the Company’s 2018 annual meeting of shareholders, and the Reverse Stock Split became effective on December 31, 2018. If the Company is again determined to be noncompliant with any of the continued listing standards of the NYSE American within twelve months of February 28, 2019, the Exchange will examine the relationship between the Company’s previous noncompliance with the continued listing standards with respect to the low selling price and such new event of noncompliance in accordance with Section 1009(h) of the Company Guide. In connection with such new event of noncompliance, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

On April 17, 2019, the Company received a letter from NYSE American stating that the Company is not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because the Company failed to timely file its Annual Report on Form 10-K for the period ended December 31, 2018. The Company is now subject to the procedures and requirements set forth in Section 1007 of the Company Guide. The Company has been provided a six-month cure period (until October 17, 2019) during which the Exchange will monitor the Company and the status of the initial delinquent report and any subsequent delinquent reports. If the Company fails to cure the filing delinquency within the initial cure period, the Exchange may, in its sole discretion, allow the Company’s securities to be traded for up to an additional six-month cure period, depending on the Company’s specific circumstances. If the Exchange determines that such additional cure period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set forth in Section 1010 of the Company Guide. Notwithstanding the foregoing, however, the Exchange may in its sole discretion decide (i) not to afford the Company any additional cure period at all or (ii) at any time during the initial cure period or additional cure period, to truncate the initial cure period or additional cure period, as the case may be. Furthermore, the Exchange may immediately commence suspension and delisting procedures if the Company is subject to delisting pursuant to any other provision of the Company Guide, including if the Exchange believes, in its sole discretion, that continued listing and trading of the Company’s securities on the Exchange is inadvisable or unwarranted in accordance with Sections 1001-1006 of the Company Guide.

As of December 31, 2018, the Company’s equity at $6.15 million was $0.15 million above the required minimum for compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, Section 1003(a)(iii) of the Company Guide requires stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years. If the Company falls below the required minimum stockholders equity, then the Company could become subject to the procedures and requirements of Section 1009 of the Company Guide and be required to submit a compliance plan describing the actions the Company is taking or would take to regain compliance with the continued listing standards. Alternatively, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

The Company’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital will be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American.

Evaluation of the Company’s Ability to Continue as a Going Concern

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

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months including the Quail Creek Credit Facility maturing in June 2019, the likelihood that the Company will be able to comply with the requirements in the Pinecone Loan Documents, including the A&R New Forbearance Agreement, and Pinecone’s remedies in the event of non-compliance, as well as the Company’s recurring business operating expenses.

There is no assurance that the Company will be able to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, or comply with all of the requirements under the Pinecone Loan Documents, including the Second A&R Forbearance Agreement, which requires, among other things, that the Company complete the Asset Sale in accordance with the timeframe set forth therein. Such compliance depends, in part, on the Company’s ability to work with outside parties, which is not within the Company’s exclusive control. If the Company is unable to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, the Quail Creek Facility lender may exercise its default-related rights, or if the Company is unable to comply with all the requirements under the Pinecone Loan Documents, including the Second A&R Forbearance Agreement, and Pinecone were to accelerate all obligations under the Pinecone Loan Documents or otherwise exercise its default-related rights or foreclose on the Collateral, then it would have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

The Company is pursuing a strategy to repay the Pinecone Credit Facility and the Quail Creek Credit Facility by means of the Asset Sale and to streamline its cost infrastructure. See Note – 19 Subsequent Events for a further discussion of the conditions of the extension of the Quail Creek Credit Facility and a purchase and sale transaction to effectuate the Asset Sale, which if completed, would permit us to repay the Pinecone Credit Facility and the Quail Creek Credit Facility in full. There is no assurance that we will be able to successfully execute this strategy or otherwise repay the Pinecone Credit Facility and the Quail Creek Credit Facility. Due to the inherent risks, unknown results, and significant uncertainties associated with each of these matters along with the direct correlation between these matters and the Company’s ability to satisfy the financial obligations that may arise over the applicable one-year period, the Company is unable to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

These factors create substantial doubt about the Company’s ability to continue as a going concern. If the Company’s efforts to repay the Pinecone Credit Facility and the Quail Creek Facility are unsuccessful, the Company may be required to seek relief through a number of other available routes, which may include a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. RESTRICTED CASH AND INVESTMENTS

The following presents the Company’s cash and restricted cash:

	December 31,
Amounts in (000’s)	2018	2017
Cash	$2,407	$1,818
Restricted cash:
Cash collateral	$313	$63
Replacement reserves	297	260
Escrow deposits	801	637
Total current portion	1,411	960
Restricted investments for debt obligations	365	405
HUD and other replacement reserves	2,303	2,176
Total noncurrent portion	2,668	2,581
Total restricted cash	4,079	3,541

Total cash and restricted cash	$6,486	$5,359

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

NOTE 5. PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

	Estimated Useful	December 31,
(Amounts in 000’s)	Lives (Years)	2018	2017
Buildings and improvements	5 - 40	$88,710	$89,665
Equipment and computer related	2 - 10	7,398	10,893
Land	—	4,131	4,248
Construction in process	—	43	49
		100,282	104,855
Less: accumulated depreciation and amortization		(23,045)	(23,642)
Property and equipment, net		$77,237	$81,213

During the twelve months ended December 31, 2018, and the twelve months ended December 31, 2017, the Company recorded no impairments in property and equipment.

On May 1, 2017, the Company completed the acquisition of an assisted living and memory care community with 106 operational beds in Glencoe, Alabama (the “Meadowood Facility”), see Note 10 – Acquisitions and Dispositions.

The following table summarizes total depreciation and amortization for the twelve months ended December 31, 2018 and 2017:

	December 31,
Amounts in (000’s)	2018	2017
Depreciation	$3,182	$3,318
Amortization	1,452	1,550
Total depreciation and amortization	$4,634	$4,868

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed Licenses (1) (included in property and equipment)	Bed Licenses— Separable	Lease Rights	Total
Balances, January 1, 2017
Gross	$22,811	$2,471	$6,881	$32,163
Accumulated amortization	(3,483)	—	(4,127)	(7,610)
Net carrying amount	$19,328	$2,471	$2,754	$24,553
Acquisitions
Gross	—	—	300	300
Amortization expense	(683)	—	(867)	(1,550)
Balances, December 31, 2017
Gross	22,811	2,471	7,181	32,463
Accumulated amortization	(4,166)	—	(4,994)	(9,160)
Net carrying amount	18,645	2,471	2,187	23,303
Acquisitions
Gross	—	—	164	164
Transfers to assets held for sale
Gross	—	—	(2,330)	(2,330)
Amortization expense	—	—	1,654	1,654

Amortization expense	(683)	—	(769)	(1,452)
Balances, December 31, 2018
Gross	$22,811	$2,471	$5,015	$30,297
Accumulated amortization	(4,849)	—	(4,109)	(8,958)
Net carrying amount	$17,962	$2,471	$906	$21,339

(1)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

Amounts in (000’s)	Bed Licenses	Lease Rights
2019	$683	482
2020	683	298
2021	683	18
2022	683	18
2023	683	18
Thereafter	14,547	72
Total	$17,962	$906

The following table summarizes the carrying amount of goodwill for the years ended December 31, 2018 and 2017.

(Amounts in 000’s)
Balances, January 1, 2017
Goodwill	$2,945
Accumulated impairment losses	(840)
Total	$2,105
Balances, December 31, 2017
Goodwill	$2,945
Accumulated impairment losses	(840)
Total	$2,105
Balances, December 31, 2018
Goodwill	$2,945
Accumulated impairment losses	(840)
Total	$2,105

NOTE 7. LEASES

Operating Leases

As of December 31, 2018, the Company leased a total of eleven skilled nursing facilities (which number was reduced to nine effective January 15, 2019, due to the Omega Lease Termination) from unaffiliated owners under non-cancelable leases, most of which have rent escalation clauses and provisions for payments of real estate taxes, insurance and maintenance costs; each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Atlanta and Suwanee, Georgia. The Atlanta office space is subleased to a third-party entity. See Note – 19 Subsequent Events for further information on the Omega Lease Termination.

Foster Prime Lease. Eight of the Company’s skilled nursing facilities (collectively, the “Georgia Facilities”) are leased under a single master indivisible arrangement (as amended), by and between the Company and William M. Foster, with a lease termination date of August 31, 2027 (the “Prime Lease”). Under the Prime Lease, a default related to an individual facility may cause a default of the entire Prime Lease. The Company is responsible for the cost of maintaining the Georgia Facilities. On August 14, 2015, the lessor consented to the Company’s sublease of the Georgia Facilities to a third-party tenant. Commencing on July 1, 2016, annual rent increases at 2.0% annually for the remainder of the lease term.

On January 1, 2017, the Company released to the lessor the security deposit paid under the Prime Lease in the amount of $500,000. Commencing January 1, 2017, annual rent was increased by an additional $104,000, without annual increases, payable in four equal quarterly installments of $26,000 for the remainder of the seven year lease extension granted on August 15, 2015. The Prime Lease represents approximately 68% of our annual minimum lease payments during the year ended December 31, 2018.

Bonterra/Parkview Master Lease. Prior to the Omega Lease Termination which was effective January 15, 2019, two of the Company’s facilities (referred to herein as the Omega Facilities) were leased under a single indivisible agreement (the “Bonterra/Parkview Master Lease”). Under the Bonterra/Parkview Master Lease, a default related to an individual facility could cause a default of the entire Bonterra/Parkview Master Lease. On September 1, 2015, the Bonterra/Parkview Master Lease was amended, whereby the parties agreed to: (i) extend its initial term by three years, resulting in a lease termination date of August 31, 2025; (ii) provide consent to the sublease of the two facilities to a third-party operator; and (iii) extend the optional renewal terms to two separate twelve-year renewal periods. In consideration for the amended terms, among other things, the Company agreed to a monthly increase in base rent equal to 37.5% of the difference between the base rent owed by the Company under the Bonterra/Parkview Master Lease and the base rent owed to the Company by the new sublease operator. The Bonterra/Parkview Master Lease represented approximately 24% of our annual minimum lease payments during the year ended December 31, 2018. Effective January 15, 2019, pursuant to the Omega Lease Termination, the Bonterra/Parkview Master Lease for the Omega Facilities terminated by mutual agreement of the parties. For further information, see Note - 19 Subsequent Events.

Covington Prime Lease. One of the Company’s facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On August 1, 2015, the Covington Prime Lease was amended, whereby the parties agreed to: (i) provide consent to the sublease of the facility to a third-party operator; (ii) extend the term of the lease to expire on April 30, 2025; and (iii) set the annual base rent, effective May 1, 2015 and continuing throughout the lease term, equal to 102% of the immediately preceding lease year’s base rent. The Covington Prime Lease represents approximately 8% of our annual minimum lease payments during the year ended December 31, 2018. As a result of the Ohio Beacon Affiliates’ non-payment of rent for this subleased facility, Covington allowed the Company to make reduced lease payments during the period of financial difficulty, from March 1, 2018, through December 31, 2018, with the Company receiving a default notice from Covington as of March 30, 2018. Pursuant to a letter agreement dated October 5, 2018, Covington agreed to forbear taking further action as a result of the Company’s default to allow for replacement of the operator, provided the terms and conditions of such letter agreement were fulfilled. As of October 5, 2018 the base rent unpaid by the Company amounted to approximately $0.3 million. On December 1, 2018, the Company replaced the operator, and on January 11, 2019 the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the parties agreed that (a) the term of the lease shall be extended until April 30, 2029; (b) the base rent was modified favorably, providing for approximately $0.2 million reduction for the next 2 years and approximately $0.1 million thereafter; and (c) Covington would provide the Company, subject to certain conditions, relief from approximately $0.5 million of outstanding lease amounts as December 31, 2018. For further information on the Covington Forbearance Agreement, see Note - 19 Subsequent Events.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31 are as follows:

(Amounts in 000’s)
2019	$6,359
2020	6,390
2021	6,551
2022	6,692
2023	6,824
Thereafter	26,788
Total	$59,604

Leased and Subleased Facilities to Third-Party Operators

As a result of the Company’s transition to a self-managed real estate investment company, as of December 31, 2018, 27 facilities (16 owned by us and 11 leased to us), are leased or subleased on a triple net basis, meaning that the lessee (i.e., the new third-party operator of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. Effective January 15, 2019, as a result of the Omega Lease Termination the Company has 25 facilities (16 owned by us and 9 leased to us).

Arkansas Leases and Facilities. Until February 3, 2016, the Company subleased nine facilities located in Arkansas (the “Arkansas Facilities”) to affiliates of Aria Health Group, LLC (“Aria”) pursuant to separate sublease agreements (the “Aria Subleases”). Effective February 3, 2016, the Company terminated each Aria Sublease due to the applicable Aria affiliate’s failure to pay rent pursuant to the terms of such sublease. From February 5, 2016 to October 6, 2016, of the Company leased the Arkansas Facilities to Skyline Healthcare LLC (“Skyline”), pursuant to a Master Lease Agreement, dated February 5, 2016 (the “Skyline Lease”). The term of the Skyline Lease commenced on April 1, 2016. In connection with the Skyline Lease, Skyline entered into an Option Agreement, dated February 5, 2016, with Joseph Schwartz, the manager of Skyline, pursuant to which Mr. Schwartz, or an entity designated by Mr. Schwartz (the “Purchaser”), had an exclusive and irrevocable option to purchase the Arkansas Facilities at a purchase price of $55.0 million, consisting of cash consideration in the amount of $52.0 million and a promissory note with a principal amount of $3.0 million (the “Skyline Note”). The Skyline Note was subordinated to a revolving credit facility and term loan totaling $51.6 million and was guaranteed by Joseph Schwartz and Roselyn Schwartz (collectively, the “Guarantors”), pursuant to a Guaranty Agreement (the “Guaranty”), dated September 30, 2016, executed by the Guarantors in favor of the Company. The Company completed the sale of the Arkansas Facilities to the Purchaser on October 6, 2016.

In connection with the closing of the sale of the Arkansas Facilities, the Company entered into a Subordination and Standstill Agreement, dated September 26, 2016 (the “Subordination Agreement”), with the Canadian Imperial Bank of Commerce (formerly the PrivateBank and Trust Company), as agent for the lenders specified therein (collectively, the “Lenders”). Pursuant to the Subordination Agreement, the Company agreed to subordinate its claims and rights to receive payment under the Skyline Note or any document which may evidence or secure the indebtedness evidenced by such note, other than the Guaranty (collectively, the “Subordinated Debt”), to the claims and rights of the Lenders to receive payment under certain revolving loans, with an initial aggregate principal amount of $6.0 million, and certain term loans, with an aggregate principal amount of $45.6 million (collectively, the “Loans”), each extended by certain of the Lenders to affiliates of Skyline (collectively, the “Skyline Borrowers”). Pursuant to the Subordination Agreement, the Company was not able to accept payment of the Subordinated Debt, or take any action to collect such payment, if: (i) the Company has received notice from the Lenders that the Skyline Borrowers have failed to meet a specified financial covenant with respect to the Loans; or (ii) a default has occurred or is continuing with respect to the Loans. Pursuant to the Guaranty, the Guarantors have agreed to pay the outstanding principal amount of the Skyline Note, together with all accrued and unpaid interest: (x) on the date on which the Skyline Borrowers or an affiliate thereof repays or refinances any of the Loans; (y) on the date on which the Skyline Borrowers or its affiliates sells any of the Arkansas Facilities which the Skyline Borrowers or its affiliates purchased with proceeds from the Loans; or (z) upon written notice from the Company to the Guarantors any time on or after the two year anniversary of the Skyline Note. The Company did not receive written notice from the Lenders regarding conditions prohibiting repayment of the Skyline Note.

On April 24, 2018, Skyline entered into a management contract with a third party to manage the Arkansas Facilities. On October 12, 2018, the Company accepted a payment of approximately $1.0 million from such third party in full satisfaction of the Skyline Note, which represents a discount from the full amount of $3.0 million outstanding thereunder and accordingly recorded an expense of $2.0 million to “Provision for doubtful accounts” in the Company’s consolidated statement of operations. In connection with such payment, the Company agreed to release the Guarantors from their obligations under the Guaranty.

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

On April 24, 2018, the Ohio Beacon Affiliates informed the Company in writing that they would no longer be operating the Ohio Beacon Facilities and that they would surrender operation of such facilities to the Company on June 30, 2018. On November 30, 2018, the Ohio Beacon Affiliates, who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities and the lease was terminated by mutual consent. Pursuant to such termination, on November 30, 2018, the Company and the Ohio Beacon Affiliates entered into a termination agreement (the “Ohio Beacon Termination Agreement”), whereby the  Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of the $0.5 million Beacon Lease Inducement and approximately $2.5 million in rent in arrears and approximately $0.6 million of other receivables, such as property taxes and capital expenditures, which discharges each tenant from any and all claims upon completion of the payment plan. The Company intends to enforce its rights under the Ohio Beacon Termination Agreement. As of the date of filing this Annual Report, five such installment payments have been received, but there is no assurance that the Company will be able to obtain payment of the outstanding unpaid termination fee from the Ohio Beacon Affiliates. During the year ended December 31, 2018, the Company recognized revenue on a cash basis with respect to the Ohio Beacon Facilities. During the first quarter of 2018, the Company expensed approximately $0.7 million straight-line rent asset, recorded an allowance of $0.5 million against the Beacon Lease Inducement and recorded approximately $0.3 million allowance for other receivables. The Company completed negotiations with suitably qualified replacement operators, the Aspire Sublessees, who received HUD approval for such facilities and took possession of Ohio Beacon Facilities on December 1, 2018.

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

Aspire. On November 30, 2018, the Company subleased the Ohio Beacon Facilities to affiliates of Aspire pursuant to the Aspire Subleases, providing that Aspire Sublessees would take possession of and operate the Aspire Facilities as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. All Subleases are for an initial term of ten years, with renewal options, except with respect to term for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year; from month seven of the Aspire Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Care Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ending December 31, 2019 is $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. Additionally, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at December 31, 2018.

Symmetry. Affiliates of Symmetry Healthcare (the “Symmetry Tenants”) lease the following facilities from the Company, pursuant to separate lease agreements which expire in 2030 (the “Symmetry Leases”): (i) the Company’s Mountain Trace Facility; (ii) the Company’s 96-bed, skilled nursing facility located in Sumter, South Carolina (the “Sumter Facility”); and (iii) the Company’s 84-bed, skilled nursing facility located in Georgetown, South Carolina (the “Georgetown Facility”). On June 27, 2018, the Company notified Blue Ridge of Sumter, LLC, the tenant with respect to the Sumter Facility (the “Sumter Tenant”), and Blue Ridge on the Mountain, LLC, the tenant with respect to the Mountain Trace Facility (the “Mountain Trace Tenant”), that continued breach of the payment terms of the applicable Symmetry Lease would constitute an event of default. The Symmetry Tenants had alleged that the Company was in material breach of each of the Symmetry Leases with regard to deferred maintenance and were withholding rental payments on the basis of such allegations.

Prior to September 20, 2018, the Mountain Trace Tenant had not paid approximately $0.2 million in rent owned for April through August 2018, the Sumter Tenant had not paid approximately $0.3 million in rent owed for May through August 2018, and Blue Ridge in Georgetown, LLC, the tenant with respect to the Georgetown Facility (the “Georgetown Tenant”), had not paid $0.05 million in rent owed for July and August 2018.

On September 20, 2018, the Company reached an agreement with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a payment plan for the rent arrears and the Company agreed to a reduction in annualized cash rent of approximately $0.6 million (the “Rent Concession”) and waived approximately $0.2 million in rent arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due under the Symmetry Leases.

As the Company had decided to replace the tenant of the Mountain Trace Facility, with a suitable qualified operator, the Company recognized revenue on a cash basis with respect to such facility and expensed approximately $0.5 million of straight-line rent asset during the year ended December 31, 2018. The Company completed negotiations with a suitably qualified replacement operator, Vero Health Management, LLC (“Vero Health Management”) for their affiliate Vero Health X, LLC (‘Vero Health”) to take possession of the Mountain Trace Facility on March 1, 2019. For further information, see Note – 19 Subsequent Events.

There is no assurance that the Company will be able to obtain payment of all unpaid rents and the collection of approximately $1.2 million (of asset balances shown in the table below) could be at risk.

Balances, net of allowances as of December 31, 2018 and annualized cash rent under the lease agreements for the Symmetry Healthcare affiliated facilities is shown below:

(Amounts in 000’s)
Facility Name	Revenue Recognition	Straight- Line Rent Asset	Other Receivables	2018 Original Cash Annual Rent**	% of Total Original Expected 2018 Cash Annual Rent**	Annualized Rent Concession Granted*
North Carolina
Mountain Trace (1)	Cash basis	$—	$—	$742	3.3%	$382
South Carolina
Sumter	Straight-line	554	304	836	3.8%	236
Georgetown	Straight-line	227	114	338	1.5%	26
		$781	$418	$1,916	8.6%	$644

(1)	On March 1, 2019 the previous lease with an affiliate of Symmetry Healthcare with an expected lease term of May 31, 2030 was mutually terminated. See Note 19 – Subsequent Events.
*	Effective September 1, 2018.
**	Excludes concession granted

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

The Peach Health Sublease became effective for the Jeffersonville Facility on June 18, 2016, and for the Savannah Beach Facility and the Oceanside Facility on July 13, 2016 (the date on which the Company accepted possession of the facilities from the previous sublessee). The Peach Health Sublease is structured as a triple net lease, except that the Company assumed responsibility for the cost of certain deferred maintenance at the Savannah Beach Facility and capital improvements that were necessary for the Oceanside Facility and the Jeffersonville Facility in connection with recertification by CMS. As of December 31, 2017, the Company has invested approximately $1.3 million in connection with recertification capital expenditures at Peach Recertified Facilities. Rent for the Savannah Beach Facility, the Oceanside Facility and the Jeffersonville Facility is $0.3 million, $0.4 million and $0.6 million per annum, respectively; provided, however, that rent was only $1 per month for the Peach Recertified Facilities until the respective rent commencement dates. In addition, for the Peach Recertified Facilities, Peach Health Sublessee is entitled to three months of $1 per month rent following the respective rent commencement dates and, following such three-month period, five months of rent discounted by 50%. The annual rent for each of the Peach Facilities will escalate at a rate of 3% each year pursuant to the Peach Health Sublease, and the term of the Peach Health Sublease for all three Peach Facilities expires on August 31, 2027. On March 30, 2018 the Company and Peach Health Sublessee entered into an amendment to the Peach Health Sublease. The amendment provides for: (i) additional four and six month periods of base rent of $37,080 and $54,590, discounted by 50%, which rate shall continue through March 1, 2018, for the Oceanside Facility and the Jeffersonville Facility, respectively and (ii) beginning April 1, 2018, additional rent payment amounts of $2,500 and $3,400 per month for the Oceanside Facility and the Jeffersonville Facility, respectively. The additional rent for each of the Peach Facilities will escalate at a rate of 3% each year on April 1st of each remaining year of the term, and any extension thereof. The Peach Health Sublease term for all three Peach Facilities expires on August 31, 2027.

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

As of December 31, 2018 and December 31, 2017, there was a $1.1 million and $0.9 million outstanding balance on the Peach Note, respectively.

C.R. Management. On March 21, 2018, C. R. of Attalla, LLC (the “Attalla Operator”), affiliated with C-Ross Management, filed a voluntary chapter 11 bankruptcy petition in the state of Alabama, due to unpaid back taxes owed to the Internal Revenue Services (the “IRS”) and a large professional and general liability judgement (the “Attalla PLGL Claim”) imposed against it, in order to be granted an automatic stay from any IRS recoupments and any collection attempts from the Attalla PLGL Claim. The Attalla Operator continued to pay its monthly rent obligations under its lease agreement to the Company pursuant to the April 16, 2018, court approved motion for the Attalla Operator to formally assume the Attalla lease.  As of December 31, 2018, the Company had recorded a straight-line rent receivable of approximately $0.6 million. On January 8, 2019, the Attalla Operator bankruptcy filing was dismissed per filing with the bankruptcy court. See Note – 19 Subsequent Events.

Future Minimum Lease Receivables

Future minimum lease receivables for each of the next five years ending December 31 are as follows:

(Amounts in 000’s)
2019	$18,314
2020	18,752
2021	19,202
2022	20,442
2023	20,828
Thereafter	83,654
Total	$181,192

The following is a summary of the Company’s leases to third-parties and which comprise the future minimum lease receivables of the Company. The terms of each lease are structured as “triple-net” leases. Each lease contains specific rent escalation amounts ranging from 1.0% to 3.0% annually. Further, each lease has one or more renewal options. For those facilities subleased by the Company, the renewal option in the sublease agreement is dependent on the Company’s renewal of its lease agreement.

		Initial Lease Term
		Commencement	Expiration	2019 Cash
Facility Name	Operator Affiliation (1)	Date	Date	Annual Rent
				(Thousands)
Owned
Eaglewood ALF	Aspire	12/1/2018	11/30/2028	$538
Eaglewood Care Center	Aspire	12/1/2018	11/30/2028	408
H&C of Greenfield	Aspire	12/1/2018	11/30/2023	213
Southland Healthcare	Beacon Health Management	11/1/2014	10/31/2024	951
The Pavilion Care Center	Aspire	12/1/2018	11/30/2028	214
Attalla Health Care (5)	C.R. Management	12/1/2014	8/31/2030	1,175
Autumn Breeze	C.R. Management	9/30/2015	9/30/2025	879
College Park (5)	C.R. Management	4/1/2015	3/31/2025	645
Coosa Valley Health Care	C.R. Management	12/1/2014	8/31/2030	974
Glenvue H&R	C.R. Management	7/1/2015	6/30/2025	1,264
Meadowood	C.R. Management	5/1/2017	8/31/2030	465
NW Nursing Center (5)	Southwest LTC	12/31/2015	11/30/2025	379
Quail Creek (5)	Southwest LTC	12/31/2015	11/30/2025	783
Georgetown Health	Symmetry Healthcare	4/1/2015	3/31/2030	319
Mountain Trace Rehab (3)	Symmetry Healthcare	6/1/2015	5/31/2030	30
Mountain Trace Rehab (3)	Vero Health Management	3/1/2019	2/28/2029	400
Sumter Valley Nursing	Symmetry Healthcare	4/1/2015	3/31/2030	614
Subtotal Owned Facilities (16)				$10,251
Leased
Covington Care	Aspire	12/1/2018	11/30/2028	$430
Lumber City	Beacon Health Management	11/1/2014	8/31/2027	913
LaGrange	C.R. Management	4/1/2015	8/31/2027	1,106
Thomasville N&R	C.R. Management	7/1/2014	8/31/2027	354
Jeffersonville	Peach Health	6/18/2016	8/31/2027	727
Oceanside	Peach Health	7/13/2016	8/31/2027	495
Savannah Beach	Peach Health	7/13/2016	8/31/2027	271
Bonterra (held for sale) (2)	Wellington Health Services	9/1/2015	8/31/2025	45
Parkview Manor/Legacy (held for sale) (2)	Wellington Health Services	9/1/2015	8/31/2025	45
Powder Springs (4)	Wellington Health Services	4/1/2015	8/31/2027	1,980
Tara (4)	Wellington Health Services	4/1/2015	8/31/2027	1,697
Subtotal Leased Facilities (11)				$8,063
Total (27)				$18,314

(1)	Represents the number of facilities which are leased or subleased to separate tenants, which tenants are affiliates of the entity named in the table above.
(2)	Effective January 15, 2019, the Company completed the Omega Lease Termination, see Note 10 - Acquisitions and Dispositions and Note 19 – Subsequent Events.
(3)

On February 28, 2019, the lease with an affiliate of Symmetry Healthcare with an expected lease term of May 31, 2030 was mutually terminated and operations transferred to a new operator (Vero Health Management) on March 1, 2019, see Note 19 – Subsequent Events.

(4)	Effective February 1, 2019, base rent for these facilities was reduced 10% and is reflected in the above table, see Note 19 – Subsequent Events “Wellington Lease Amendment”.

(5)

On April 15, 2019, certain subsidiaries of Regional Health entered into a purchase and sale agreement, which may be terminated by the buyer for any reason prior to May 15, 2019 at 5:00pm, for these facilities, see Note 19 – Subsequent Events.

Our leases and subleases are by facility with tenants that are separate legal entities affiliated with the above operators. All facilities are skilled nursing facilities except for Eaglewood ALF and Meadowood which are assisted living facilities. All facilities have renewal provisions of one term of five years except facilities (Mountain Trace, Quail Creek, NW Nursing, Sumter Valley, Covington Care, Pavilion Care Center, Eaglewood ALF, Eaglewood SNF and Georgetown) which have two renewal terms with each being five years and H& C of Greenfield which has three renewal terms with each being five years. The leases also contain standard rent escalations that range from 1.0% to 3.0% annually.

NOTE 8. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

	December 31,
Amounts in (000’s)	2018	2017
Accrued employee benefits and payroll related	$326	$290
Real estate and other taxes	851	423
Self-insured reserve (1)	1,435	5,077
Accrued interest	419	260
Unearned rental revenue	138	—
Other accrued expenses	1,292	972
Total	$4,461	$7,022

(1)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third party administrator and outside counsel to manage and defend the claims. Additionally, for the year ended December 31, 2017, $0.2 million was accrued in “Other liabilities” in the Company’s consolidated balance sheets for amounts due in excess of twelve months (see Note 15 - Commitments and Contingencies).

NOTE 9. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consists of the following:

	December 31,
Amounts in (000’s)	2018	2017
Senior debt—guaranteed by HUD	$32,857	$33,685
Senior debt—guaranteed by USDA (a)	13,727	20,320
Senior debt—guaranteed by SBA (b)	668	2,210
Senior debt—bonds	6,960	7,055
Senior debt—other mortgage indebtedness	28,139	9,486
Other debt	664	1,050
Convertible debt	—	1,500
Sub Total	83,015	75,306
Deferred financing costs	(1,535)	(2,027)
Unamortized discounts on bonds	(167)	(177)
Total	81,313	73,102
Less current portion	26,397	8,090
Notes payable and other debt, net of current portion	$54,916	$65,012
(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2018	December 31, 2017
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,219	$1,329
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,061	2,127
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,216	5,334
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,099	8,283
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,041	7,199
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,564	3,644
Sumter Valley	Key Bank	01/01/2047	Fixed	3.70%	5,657	5,769
Total					$32,857	$33,685
Senior debt - guaranteed by USDA (c)
Attalla (e)	Metro City	09/30/2035	Prime + 1.50%	5.50%	$—	$6,169
Coosa	Metro City	09/30/2035	Prime + 1.50%	6.75%	5,388	5,562
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	7.00%	4,135	4,260
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	6.75%	4,204	4,329
Total					$13,727	$20,320
Senior debt - guaranteed by SBA (d)
College Park (e)	CDC	10/01/2031	Fixed	2.81%	$—	$1,523
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	7.50%	668	687
Total					$668	$2,210

(a)

Represents interest rates as of December 31, 2018 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.08% to 0.53% per annum.

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

(c)

For the four skilled nursing facilities, the Company has term loans with financial institutions, which are insured 70% to 80% by the USDA. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 2% to 3% through 2018, which declines 1% each year capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(d)	For each of the two facilities, the Company has a term loan with a financial institution, which is insured 75% by the SBA. The notes mature at various dates starting in 2031 through 2036.
(e)	On February 15, 2018, the Company repaid these loans with proceeds from the Pinecone Credit Facility.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2018	December 31, 2017
Senior debt - bonds (b)
Eaglewood Bonds Series A (c)	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,610	$6,610
Eaglewood Bonds Series B (c)	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	350	445
Total					$6,960	$7,055

(a)

Represents interest rates as of December 31, 2018 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs of approximately 0.26% per annum.

(b)

In April 2012, a wholly-owned subsidiary of the Company entered into a loan agreement with the City of Springfield, Ohio pursuant to which City of Springfield lent to such subsidiary the proceeds from the sale of City of Springfield’s Series 2012 Bonds. The Series 2012 Bonds consist of $6.6 million in Series 2012A First Mortgage Revenue Bonds and $0.6 million in Taxable Series 2012B First Mortgage Revenue Bonds. The bonds are secured by the Company’s assisted living facility located in Springfield, Ohio known as Eaglewood Village and guaranteed by Regional Health. There is an original issue discount of $0.3 million related to this loan.

(c)	On January 18, 2019, the principal on the bonds was reduced in aggregate by $0.2 million, see Note 19 – Subsequent Events.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		December 31, 2018	December 31, 2017
Senior debt - other mortgage indebtedness
Quail Creek (c)	Congressional Bank	06/30/2019	LIBOR + 4.75%	7.10%	$4,059	$4,314
Northwest (d)	First Commercial	07/31/2020	Prime	5.00%	—	1,122
Meadowood (e)	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,918	4,050
College Park	Pinecone (b)	8/15/2020	Fixed	13.50%	2,846	—
Northwest	Pinecone (b)	8/15/2020	Fixed	13.50%	2,803	—
Attalla	Pinecone (b)	8/15/2020	Fixed	13.50%	9,089	—
Adcare Property Holdings	Pinecone (b)	8/15/2020	Fixed	13.50%	5,424	—
Total					$28,139	$9,486

(a)

Represents interest rates as of December 31, 2018 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from 0.09% to 1.49% per annum and excludes certain finance fee’s (described further under the “Pinecone Credit Facility” below in this Note).

(b)

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. On December 31, 2018, the Company entered into the A&R New Forbearance Agreement, which provided for certain amendments to the Pinecone Credit Facility (for further information see, “Pinecone Credit Facility” below in this Note).

(c)

On April 30, 2019, the Company extended the maturity date of the Quail Creek Credit Facility to June 30, 2019, with an option to further extend to July 31, 2019, at the lenders discretion (see Note 19 – Subsequent Events).

(d)	On February 15, 2018, the Company repaid this loan with proceeds from the Pinecone Credit Facility.
(e)

On May 1, 2017, in connection with the Company’s acquisition of the Meadowood Facility, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Meadowood Credit Facility”) with the Exchange Bank of Alabama, which provides for a $4.1 million principal amount secured credit facility maturing on May 1, 2022. The Meadowood Credit Facility is secured by the Meadowood Facility.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		December 31, 2018	December 31, 2017
Other debt
First Insurance Funding	03/01/2019	Fixed	4.24%	$20	$20
KeyBank	08/02/2019	Fixed	0.00%	495	495
McBride Note (a)	09/30/2019	Fixed	4.00%	115	264
Pharmacy Care of Arkansas	02/08/2018	Fixed	2.00%	—	42
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	34	229
Total				$664	$1,050

(a)

The Company executed an unsecured promissory note in favor of William McBride III, the Company’s former Chairman and Chief Executive Officer, pursuant to a settlement agreement dated September 26, 2017, between Mr. McBride and the Company, see Note 18 Related Party Transactions “McBride Matters”.

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

(Amounts in 000’s)
Facility	Conversion price	Maturity	Interest Rate		December 31, 2018	December 31, 2017
Convertible debt
Issued July 2012 (a)	$4.25	04/30/2018	Fixed	14.00%	$—	$1,500
Total					$—	$1,500

(a)

On February 15, 2018, the Company repaid the outstanding principal balance to Cantone Asset Management, LLC, together with accrued interest thereon, with proceeds from the Pinecone Credit Facility. Approximately $0.03 million of deferred financing was recorded in “Current portion of convertible debt, net” on the Company’s consolidated balance sheets at December 31, 2017.

Pinecone Credit Facility

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. The Company borrowed an aggregate principal amount of $16.25 million. The Pinecone Credit Facility refinanced existing mortgage debt in an aggregate amount of $8.7 million with respect to the Facilities and recorded $0.4 million loss on extinguishment of the refinanced mortgage debt on the statement of operations. On May 18, 2018, the Company and Pinecone modified the debt and on September 6, 2018 and again on December 31, 2018, the Company and Pinecone substantially changed the terms of the Loan Agreement to complete an exchange of debt and accordingly recorded a $3.5 million and $1.3 million loss on extinguishment on the statement of operations for the respective periods.

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

On May 10, 2018, management was notified by Pinecone that the certain events of default under the Pinecone Credit Facility had occurred and were continuing. On May 18, 2018, the Company and Pinecone entered into the Original Forbearance Agreement, pursuant to which Pinecone agreed, subject to terms and conditions set forth in the Original Forbearance Agreement, to forbear from exercising its default-related rights and remedies with respect to specified events of default under the Pinecone Credit Facility during the forbearance period provided for therein. The Original Forbearance Agreement outlined a plan of correction whereby the Company could regain compliance under the Pinecone Credit Facility. Requirements set forth in the Original Forbearance Agreement included, among other things, the hiring of a special consultant to advise management on operational improvements and to assist in coordinating overall Company strategy. Pursuant to the Forbearance Agreement, the Company and Pinecone amended certain provisions of the Pinecone Credit Facility to: (i) eliminate the Company’s obligation to complete certain lease assignments to suitably qualified replacement operators; (ii) require the payment of a specified “break-up fee” upon certain events, including prepayment of the Pinecone Credit Facility or a change of control; (iii) increase the ongoing interest rate from 12.5% per annum to 13.5% effective May 18, 2018; and (iv) increase the outstanding principal balance of the Pinecone Credit Facility by 2.5%.

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

The forbearance period under the New Forbearance Agreement was from September 6, 2018, the date on which certain conditions set forth in the New Forbearance Agreement were satisfied, to December 31, 2018.

Pursuant to the New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) removed the restriction on prepaying the loans during the thirteen (13) month-period after the Closing Date; (ii) provided a thirty (30)-day cure period for certain events of default and a fifteen (15)-day cure period for certain failures to provide information or materials pursuant to the Pinecone Loan Documents; (iii) increased the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid ($0.25 million prior to December 31, 2018 and $0.5 million thereafter); and (iv) increased the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million amount described as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate reverted from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

Pursuant to the New Forbearance Agreement, the Company hired a financial advisor (a “Financial Advisor”) reasonably acceptable to Pinecone to advise management and the Board of Directors on operational improvements and to assist in coordinating overall Company strategy, whose engagement includes assisting the Company to obtain one or more sources of refinancing to repay the obligations under the Pinecone Loan Documents. The New Forbearance Agreement also amended the Pinecone Credit Facility to permit the Company to substitute or replace the operators of certain of the Company’s facilities without the prior written consent of Pinecone, provided that such substitution or replacement is on commercially reasonable terms, has been approved by a Financial Advisor, and the terms of which have been disclosed to Pinecone no later than two (2) business days prior to entry into definitive documentation and Pinecone has not objected during such time period.

The New Forbearance Agreement terminated on December 31, 2018 because the Company did not satisfy certain conditions set forth therein.

On December 31, 2018, the Company and certain of its subsidiaries entered into the A&R New Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the A&R New Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the A&R New Forbearance Agreement was from December 31, 2018 to March 14, 2019, and expired according to its terms.

Pursuant to the A&R New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement, and Pinecone consented to the Omega Lease Termination, requiring that the Omega Lease Termination be completed by February 1, 2019. On February 1, 2019, the Company was required to reimburse Pinecone for certain unpaid expenses and prepay the AdCare Holdco Loan. In connection with the Omega Lease Termination, the Company realized proceeds (including a termination fee payable by the landlord to the Company, which approximates future forgone cash flow from the Company’s related sublease) to contribute to the Company’s required payment to Pinecone of approximately $1.4 million, of which $0.2 million was paid on January 4, 2019 for Pinecone’s expenses the balance of $1.2 million was paid on January 28, 2019, of which $0.1 million was for Pinecone’s expenses, which included a 1% prepayment penalty, and the balance of $0.9 million was applied to pay down the principal amount of the AdCare Holdco Loan, which at December 31, 2018 was approximately $5.4 million. On January 28, 2019 the Company paid $1.2 million to Pinecone, after expenses and prepayment penalty Pinecone applied $0.9 million to the AdCare Holdco Loan. The A&R New Forbearance Agreement amended the Loan Agreement to, among other things: (i) add a $0.35 million fee (paid in kind) to the loans on a pro rata basis; (ii) provided for the PIK rate (at a rate of 3.5% ), with such interest to be paid in kind in arrears by increasing the outstanding principal amount of loans held by the Pinecone on the first (1st) day of each month; provided that interest accruing at the PIK Rate on each loan and any overdue interest on each loan shall be paid in cash (a) on the maturity of the loans, whether by acceleration or otherwise, or (b) in connection with any repayment or prepayment of the loans; and (iii) modify the default rate of interest to add an additional 2.5% to the PIK Rate, in addition to the ongoing rate of 13.5%. During the forbearance period under the A&R New Forbearance Agreement, the interest rate to be paid in cash on the first (1st) day of each month was the ongoing rate of 13.5% per annum. For further information regarding certain developments with respect to the completed Omega Lease Termination transaction and subsequent partial repayment of the AdCare Holdco Loan, with associated expenses, in accordance with the A&R New Forbearance Agreement terms, see Note – 19 Subsequent Events.

In addition, the A&R New Forbearance Agreement amended the Loan Agreement to require the Company to continue to retain the financial advisor as the Company’s chief restructuring officer (“CRO”) and hire a nationally recognized investment banker reasonably acceptable to Pinecone no later than January 7, 2019 to advise management and the Board on potential asset sale and related transactions and perform valuation debt capacity analyses. The Company reserved the right to continue to attempt to refinance the loans in full, subject to the following conditions: (i) no later than January 14, 2019, the Company was to enter into and deliver to Pinecone a term sheet approved by the chief executive officer of the Company and the CRO evidencing a third party lender’s desire to pursue the provision of a refinancing; and (ii) no later than February 15, 2019, the Company would consummate the refinancing. By January 23, 2019, the Company was to provide Pinecone a written plan for a process of soliciting bids for one or more asset sale or related transactions (the “Bid Solicitation”). By February 28, 2019, the Company and the CRO (whose responsibilities were expanded to include all aspects of transaction planning, including the Bid Solicitation) had to: (i) complete the Bid Solicitation; and (ii) negotiate in good faith and enter into with Pinecone an agreement that is acceptable to Pinecone, which required, among other things, that the Company engage in a process that culminates in (a) the consummation of one or more asset sale or related transactions and (b) the payment in full in cash of all obligations under the Loan Agreement with the proceeds thereof.  As a condition of the A&R New Forbearance Agreement the Company appointed a Pinecone non-voting observer to attend all meetings of the Board and each committee thereof, subject to certain exceptions described in the A&R New Forbearance Agreement.

On March 29, 2019, the Company and certain of its subsidiaries entered into the Second A&R Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale in accordance with the timeline specified therein. Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019. The forbearance period under the Company’s prior forbearance agreement with Pinecone expired according to its terms on March 14, 2019.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement.  The Second A&R Forbearance Agreement  requires, among other things (i) that the Company pursue and complete the Asset Sale which would result in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Loan Agreement as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerates the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019.

Debt Covenant Compliance

As of December 31, 2018, the Company had approximately 23 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries). The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

The table below indicates which of the Company’s credit-related instruments were not in compliance as of December 31, 2018.

Credit Facility (1)	Balance (000’s)	Subsidiary or Operator Level Covenant Requirement	Financial Covenant	Measurement Period	Min/Max Financial Covenant Required	Financial Covenant Metric Achieved	Future Financial Covenant Metric Required
Pinecone Credit Facility	$20,162	Borrower	Minimum borrower fixed charge coverage ratio	Quarterly	1.2	1.1	1.2
Mountain Trace	$4,135	Borrower	Minimum debt service coverage ratio	Annual	1.0	-0.1	1.0
Senior debt - bonds	$6,960	Borrower	Minimum debt service coverage ratio	Annual	1.3	-0.5	1.3

(1)	Waiver, amendment or other cure provision for violation of covenant obtained. For further information, see Note 3 – Liquidity.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities as of December 31, 2018 for each of the next five years and thereafter.

Amounts in (000’s)
2019 (1)	$26,436
2020	1,636
2021	1,721
2022	5,131
2023	1,741
Thereafter	46,350
Subtotal	83,015
Less: unamortized discounts	(167)
Less: deferred financing costs	(1,535)
Total notes and other debt	$81,313

(1)

Includes the Pinecone Credit Facility with a maturity date of August 15, 2020. Pursuant to the Second A&R Forbearance Agreement which commenced on March 29, 2019 and may extend as late as October 1, 2019, Pinecone agreed to forbear from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate), unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale in accordance with the timeline specified therein Additionally excludes approximately $0.2 million principal repayment as a result of a refund of issuance fees, see Note 19 – Subsequent Events.

NOTE 10. ACQUISITIONS AND DISPOSITIONS

Acquisitions of Assets

On March 8, 2017, the Company acquired the Meadowood Facility for $5.5 million cash from Meadowood Retirement Village, LLC. In addition, on March 21, 2017, the Company executed a long-term, triple net operating lease with an affiliate of C.R. Management (the “Meadowood Operator”) to lease the Meadowood Facility upon purchase. Lease terms include: (i) a 13-year initial term with one five-year renewal option; (ii) base rent of $37,500 per month; (iii) a rental escalator of 2.0% per annum in the initial term and 2.5% per annum in the renewal term; (iv) a cross renewal provision, whereby the Meadowood Operator may exercise the lease renewal for the Meadowood Facility if its affiliate exercises the lease renewal option for Coosa Valley Health Care, a 124-bed skilled nursing facility located in Gadsden, Alabama; and (v) a security deposit equal to one month of base rent. The Company completed the purchase of the Meadowood Facility on May 1, 2017, at which time the lease commenced and operations of the Meadowood Facility transferred to the Meadowood Operator. The Company made no acquisitions during the year ended December 31, 2018.

The following table sets forth purchase price allocation of the Meadowood Facility:

(Amounts in 000’s)	Estimated Useful Lives (Years)	May 1, 2017
Buildings and improvements	15 - 32	$4,700
Equipment and computer related	10	400
Land	—	100
Property and equipment, net		5,200
Intangible assets - lease rights	1	300
Total purchase price		$5,500

On May 1, 2017, in connection with the purchase of the Meadowood Facility, a wholly-owned subsidiary of the Company entered into the Meadowood Credit Facility with the Exchange Bank of Alabama, see Note 9 - Notes Payable and Other Debt.

Held for Sale

On December 27, 2018, the Board unanimously approved to terminate the Bonterra/Parkview Master Lease for gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. For further information see Note 19 – Subsequent Events “Omega Lease Termination”.

Assets and liabilities of the disposal group held for sale at December 31, 2018, are as follows:

	Year Ending December 31,
(Amounts in 000’s)	2018	2017(1)
Lease deposits	$375	$375
Straight-line rent receivable	704	562
Buildings and improvements, net	352	441
Equipment and computer related, net	97	163
Intangible assets—lease rights, net	676	877
Assets of disposal group held for sale	$2,204	$2,418

Accounts payable	$100	$63
Other liabilities -lease deposits	170	170
Other liabilities -accrued straight-line rent	1,221	1,165
Liabilities of disposal group held for sale	$1,491	$1,398
(1)	Comparative balance as of December 31, 2017 for the assets and liabilities of the disposal group shown as held for sale at December 31, 2018.

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

The following table summarizes the activity of discontinued operations for the years ended December 31, 2018 and 2017:

	Year Ending December 31,
(Amounts in 000’s)	2018	2017
Cost of services	(83)	1,657
Interest expense, net	9	22
Net income (loss)	$74	$(1,679)

NOTE 12. COMMON AND PREFERRED STOCK

Common Stock

As discussed in Note 1 - Summary of Significant Accounting Policies, the Reverse Stock Split became effective on December 31, 2018 for all issued and outstanding shares of the common stock. The number of shares authorized under the Company’s equity incentive plans, was proportionately adjusted in connection with the Reverse Stock Split. Accordingly, all share and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

There were no dividends paid on the common stock during the twelve months ended December 31, 2018 and during the twelve months ended December 31, 2017.

Preferred Stock

The liquidation preference of the Series A Preferred Stock is $25.00 per share. Cumulative dividends accrue and are paid in the amount of $2.72 per share each year, which is equivalent to 10.875% of the $25.00 liquidation preference per share. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividends periods, (i) the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend period has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock are entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Charter.

As of December 31, 2018, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

Holders of the Series A Preferred Stock generally have no voting rights but have limited voting rights under certain circumstances, as described in the Charter. The Company is required to redeem the Series A Preferred Stock following a “Change of Control,” as defined in the Charter. On and after December 1, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

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

Preferred Stock Activity

The following table summarizes the shares of Series A Preferred Stock activity for the Company and net proceeds received and expenses from issuance and repurchases of Series A Preferred Stock for the years ended December 31, 2018 and 2017:

	Shares Issued & Outstanding	Net Proceeds from Issuance (in 000’s)
Balances, January 1, 2017 (1)	2,761,535	$61,446
ATM Issuance of Preferred Stock for the three months ended: (2)
March 31, 2017	—	—
June 30, 2017 (1)	50,000	977
September 30, 2017	—	—
December 31, 2017	—	—
Balances, December 31, 2017	2,811,535	$62,423
ATM Issuance of Preferred Stock for the three months ended:
March 31, 2018	—	—
June 30, 2018	—	—
September 30, 2018	—	—
December 31, 2018	—	—
Balances, December 31, 2018	2,811,535	$62,423

(1)	Balances transferred into permanent equity upon the Merger.
(2)

For the year ended December 31, 2017, the Company sold 50,000 shares of the Series A Preferred Stock under an at market issuance sales agreement, at an average price of $21.80 per share, exclusive of commissions and related fees. In connection therewith, the Company received net proceeds of approximately $1.0 million. On August 2, 2017, the Company terminated the at market issuance sales agreement (the “ATM”) and discontinued sales under the ATM.

Dividends

The following table summarizes the preferred stock dividends in arrears or paid by the Company for the years ended December 31, 2018 and 2017:

	Date paid / Arrears date	Dividends Paid (in 000’s)	Dividends Per Share	Dividend Arrears (in 000’s)
Preferred Stock Dividends:
	3/31/2017	$1,878	$0.68	$—
	6/30/2017	1,912	0.68	—
	9/30/2017	1,912	0.68	—
	12/31/2017	—	0.68	1,912
For the year ended December 31, 2017		$5,702	$2.72	$1,912
	3/31/2018	$—	$0.68	$1,912
	6/30/2018	—	0.68	1,912
	9/30/2018	—	0.68	1,912
	12/31/2018	—	0.80	2,249
For the year ended December 31, 2018		$—	$2.84	$7,985
Cumulative Total Outstanding				$9,897
*

The Board has suspended payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Such dividend suspension does not trigger a default under the Company’s outstanding indebtedness.

As of December 31, 2018, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $9.9 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears, on March 31, June 30, September 30, and December 31, of each year, unless suspended by the Board. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board.  As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.22, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Charter.

Share Repurchase Programs

In November 2016, the Board approved two share repurchase programs (collectively, the “November 2016 Repurchase Program”), pursuant to which the Company was authorized to repurchase up to 1.0 million shares of the common stock and 100,000 shares of the Series A Preferred Stock during a twelve-month period. Share repurchases under the November 2016 Repurchase Program could be made from time to time through open market transactions, block trades or privately negotiated transactions and were subject to market conditions, as well as corporate, regulatory and other considerations. The Company could suspend or continue the November 2016 Repurchase Program at any time and had no obligation to repurchase any amount of the common stock or the Series A Preferred Stock under such program. The November 2016 Repurchase Program was suspended in February 2017.

In the twelve months ended December 31, 2017, the Company repurchased 118,199 shares of the common stock pursuant to the November 2016 Repurchase Program for $0.2 million at an average price of $1.54 per share, exclusive of commissions and related fees and made no repurchases of the Series A Preferred Stock during the twelve months ended December 31, 2018.

NOTE 13. STOCK BASED COMPENSATION

As discussed in Note 1 - Summary of Significant Accounting Policies, the Reverse Stock Split became effective on December 31, 2018 for all issued and outstanding shares of the common stock. The number of shares authorized under the Company’s equity incentive plans was proportionately adjusted in connection with the Reverse Stock Split. The per share exercise price of all outstanding options and warrants was also increased proportionately and the number of shares of common stock issuable upon the exercise of such options and warrants was reduced proportionately. In addition, the conversion price of all other outstanding securities that are exercisable or exchangeable for, or convertible into, shares of common stock was increased proportionately and the number of shares of common stock issuable upon such exercise, exchange or conversion was reduced proportionally. Accordingly, all share and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 168,950 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of December 31, 2018, the number of securities remaining available for future issuance is 19,421.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

The following table summarizes employee and nonemployee stock based compensation for the years ended December 31, 2018 and 2017:

	Year Ending December 31,
Amounts in (000’s)	2018	2017
Employee compensation:
Stock options	$—	$—
Warrants	—	(15)
Restricted stock	15	—
Total employee stock-based compensation (income) expense	$15	$(15)
Non-employee compensation:
Stock options	$—	$47
Warrants	—	—
Restricted stock	161	235
Total non-employee stock-based compensation expense	$161	$282
Total stock-based compensation expense	$176	$267

Common Stock Options

The following summarizes the Company’s employee and non-employee stock option activity for the years ended December 31, 2018 and 2017:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000’s) (a)
Outstanding at December 31, 2016	30	$38.57
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(15)	$29.02
Outstanding and vested at December 31, 2017	15	$47.77	6.4	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and vested at December 31, 2018	15	$47.77	5.4	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money options.

No stock options were granted during the year ended December 31, 2018 or for the year ended December 31, 2017. At December 31, 2018, the Company has no unrecognized compensation expense related to options.

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000’s)	Weighted Average Exercise Price
$15.72 - $47.99	10	5.7	$46.84	10	$46.84
$48.00 - $51.60	5	4.7	$49.42	5	$49.42
Total	15	5.4	$47.77	15	$47.77

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

The following summarizes the Company’s employee and non-employee common stock warrant activity for the years ended December 31, 2018 and 2017:

	Number of Warrants (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (000’s) (a)
Outstanding at December 31, 2016	157	$42.94
Granted	—	$—
Exercised	—	$—
Forfeited	(16)	$52.50
Expired	(56)	$36.33
Outstanding and vested at December 31, 2017	85	$45.53	4.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and vested at December 31, 2018	85	$45.53	3.7	$—

(a)	Represents the aggregate gain on exercise for vested in-the-money warrants.

No warrants were granted during the years ended December 31, 2018 and December 31, 2017. The Company has no  unrecognized compensation expense related to common stock warrants as of December 31, 2018.

The following summary information reflects warrants outstanding, vested and related details as of December 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested and Exercisable (000’s)	Weighted Average Exercise Price
$0.00- $23.99	9	0.9	$23.16	9	$23.16
$24.00 - $35.99	9	0.9	$30.84	9	$30.84
$36.00 - $47.99	23	2.4	$44.50	23	$44.50
$48.00 - $59.99	42	5.5	$52.99	42	$52.99
$60.00 - $70.80	2	4.4	$70.80	2	$70.80
Total	85	3.7	$45.53	85	$45.53

Restricted Stock

The following summarizes the Company’s restricted stock activity for the year ended December 31, 2018 and 2017:

	Number of Shares (000’s)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	34	$34.02
Granted	2	$12.84
Vested	(12)	$33.62
Forfeited	(11)	$44.43
Unvested at December 31, 2017	13	$21.91
Granted	41	$3.60
Vested	(6)	$22.92
Forfeited	—	$—
Unvested at December 31, 2018	48	$6.20

The Company has approximately $0.1 million of unrecognized compensation expense related to unvested restricted stock awards as of December 31, 2018.  Assuming no pre-vesting forfeitures, this expense will be recognized as a charge to earnings over a weighted-average remaining service period of 1.66 years.

NOTE 14. VARIABLE INTEREST ENTITIES

The Company has a loan receivable with Peach Health Sublessee, a loan receivable with an affiliate of Aria and had a lease inducement with Beacon Sublessee. These agreements create a variable interest in these entities that may absorb some or all of the expected losses of the entities. The Company does not consolidate the operating activities of the Peach Health Sublessee, the affiliate of Aria or the Beacon Sublessee as the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. See Note 7 – Leases and Note 15 – Commitments and Contingencies.

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

As of December 31, 2018, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by CMS and are operational (see Note 7 - Leases).

The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Legal Matters

The Company is party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of business, including claims that the services the Company provided during the time it operated skilled nursing facilities resulted in injury or death to the residents of the Company’s facilities and claims related to employment, staffing requirements and commercial matters. Although the Company intends to vigorously defend itself in these matters, there is no assurance that the outcomes of these matters will not have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Ohio Attorney General Action. On October 27, 2016, the Ohio Attorney General (the “OAG”) filed in the Court of Common Pleas, Franklin County, Ohio a complaint against The Pavilion Care Center, LLC, Hearth & Home of Greenfield, LLC (each a subsidiary of the Company), and certain other parties (including parties for which the Company provides or provided management services). The lawsuit alleges that defendants submitted improper Medicaid claims for independent laboratory services for glucose blood tests and capillary blood draws and further alleges that defendants (i) engaged in deception, (ii) willfully received Medicaid payments to which they were not entitled or in a greater amount than that to which they were entitled, and (iii) obtained payments under the Medicaid program to which they were not entitled pursuant to their provider agreements and applicable Medicaid rules and regulations. The OAG is seeking, among other things, triple the amount of damages proven at trial (plus interest) and not less than $5,000 and not more than $10,000 for each deceptive claim or falsification. As previously disclosed, the Company received a letter from the OAG in February 2014 offering to settle its claims against the defendants for improper Medicaid claims related to glucose blood tests and capillary blood draws for a payment of approximately $1.0 million. The Company responded to such letter in July 2014 denying the allegations and did not receive further communication from the OAG until the above referenced lawsuit was filed. The Company filed an answer to the complaint on January 27, 2017 in which it denied the allegations. An order granting a motion to stay this proceeding was granted in the Court of Common Pleas, Franklin County, Ohio on July 12, 2017.  Although there is no assurance as to the ultimate outcome of this matter or its impact on the Company’s business or its financial condition, the Company believes it has meritorious defenses and intends to vigorously defend the claim.

Professional and General Liability Claims. As of December 31, 2018, the Company is a defendant in 13 professional and general liability actions primarily commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Two such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage and five of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.  Subsequent to December 31, 2018, the Company was notified of an additional professional and general liability action (see Note 19 - Subsequent Events).

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to 25 actions filed in the State of Arkansas which were pending on such date. As of December 31, 2018, all of such 25 actions have been dismissed with prejudice. Each mediation settlement agreement provided for payment by the Company of a specified settlement amount, which settlement amount was deposited into the mediator’s trust account. The aggregate settlement amount for all such 25 actions before related insurance proceeds was $5.2 million. The settlement of each such action was individually approved by the probate court, and the settlement of one action was not conditioned upon receipt of the probate court’s approval with respect the settlement of any other action. Upon the probate court approving, with respect to a particular action, the settlement and an executed settlement and release agreement, the settlement amount with respect to such action was disbursed to the plaintiff’s counsel. Under the settlement and release agreement with respect to a particular action, the Company was released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities.

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

The Company paid, net of the Insurance Settlement Amount, an aggregate of approximately $2.4 million in settlement of the 25 actions filed in the State of Arkansas.

In the second quarter of 2018, the Company settled one professional and general liability action (which was not subject to a mediation settlement agreement as discussed above) for a total of $50,000, payable in 10 monthly installments commencing July 2018.

In the second quarter of 2018, the Company was notified of one employment related action filed against the Company related to one of the Company’s discontinued operations. On August 1, 2018, the Company responded requesting dismissal without prejudice on multiple grounds, including being barred by the applicable statute of limitation. On October 4, 2018, the case against the Company was dismissed with prejudice.

In the fourth quarter of 2018, the Company settled two professional and general liability actions (which were not subject to a mediation settlement agreement as discussed above), one for a total of $95,000, payable in 3 monthly installments commencing December 2018 and the other for a total of $52,500, payable in 6 monthly installments commencing December 2018, respectively.

The Company has self-insured against professional and general liability actions since it discontinued its healthcare operations in connection with the Transition. The Company established a self-insurance reserve for these professional and general liability claims, included  within “Accrued expenses and other” in the Company’s audited consolidated balance sheets of $1.4 million and $5.1 million at December 31, 2018, and December 31, 2017, respectively. Additionally at December 31, 2018 and December 31, 2017, approximately $0.6 million and $0.5 million was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets, and at December 31, 2017, $0.2 million was reserved for settlement amounts in “Other liabilities” in the Company’s audited consolidated balance sheets.

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

In evaluating the adequacy of the self-insurance reserve in connection with the preparation of the Company’s financial statements for the year ended December 31, 2018, the Company also considered: (i) the change in the number of pending actions since December 31, 2017; (ii) the outcome of initial mediation sessions and the status of settlement negotiations; and (iii) defense counsel’s evaluation of estimated legal costs and other expenses if the pending actions were to be litigated to final judgment.

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

Aria Bankruptcy Proceeding. On May 31, 2016, Highlands Arkansas Holdings, LLC, an affiliate of Aria (“HAH”) and nine affiliates of HAH (collectively with HAH, the “Debtors”), filed petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 7. Following venue transfer from the Delaware court, these cases have been settled in the United States Bankruptcy Court for the Eastern District of Arkansas (the “Bankruptcy Court”).

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

On April 21, 2017, the Company moved for relief from the automatic stay seeking release of its collateral, the Debtors’ accounts and their proceeds, which the trustee has represented as a total of approximately $0.8 million. The Company’s motion was opposed by the Chapter 7 trustee and another creditor, in May 2017.  In its objection, the Chapter 7 trustee asserted that the Company was not entitled to any of the $0.8 million with respect to the HAH Note. In addition to opposing the Company’s claim to the $0.8 million, the Chapter 7 trustee had also indicated he was investigating avoidance claims against the Company with respect to funds the Company received from the Debtors prior to the bankruptcy filings. On March 28, 2018, such avoidance case was filed, requesting relief in an amount of $4.7 million. The Company has charged approximately $0.3 million and $0.6 million to “Provision for doubtful accounts” in the Company’s consolidated statement of operations on the HAH Note as of December 31, 2018, and December 31, 2017, respectively. On March 13, 2019, the Company and the Chapter 7 bankruptcy trustee entered into a settlement agreement to settle all existing and potential claims, including such avoidance claim. The Company has received $0.1 million with respect to the $1.0 million HAH Note, see Note 19 - Subsequent Events for details.

Employer Shared Responsibility Payment. On April 2, 2018, the Company received notification from the IRS, on Letter 226-J, that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $2.9 million for the year ended December 31, 2015. On April 10, 2018, the Company responded to the IRS with appropriate documentation to prove the Company has no ESRP liability, and on May 8, 2018, the Company received written confirmation from the IRS that is in agreement with the Company’s findings.

NOTE 16. INCOME TAXES

The provision for income taxes attributable to continuing operations for the years ended December 31, 2018 and 2017 are presented below:

	Year Ended December 31,
(Amounts in 000’s)	2018	2017
Current Tax Expense:
Federal	$—	$—
	$—	$—
Deferred Tax benefit:
Federal	$(38)	$(188)
	$(38)	$(188)
Total income tax benefit	$(38)	$(188)

The income tax expense applicable to continuing and discontinued operations is presented below:

	Year Ended December 31,
(Amounts in 000’s)	2018	2017
Income tax benefit on continuing operations	$(38)	$(188)
Income tax (benefit) expense on discontinued operations	—	—
Total income tax benefit	$(38)	$(188)

At December 31, 2018 and 2017, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Amounts in 000’s)	2018	2017
Net deferred tax asset (liability):
Allowance for doubtful accounts	$1,844	$1,905
Accrued expenses	878	2,130
Net operating loss carry forwards	18,119	16,040
Property, equipment & intangibles	(3,209)	(2,927)
Stock based compensation	212	196
Convertible debt adjustments	0	218
Self-Insurance Reserve	360	0
Interest Expense - Limited under 163(j)	1,616	0
Total deferred tax assets	19,820	17,562
Valuation allowance	(19,820)	(17,600)
Net deferred tax liability	$—	$(38)

The items accounting for the differences between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2018	2017
Federal income tax at statutory rate	21.0%	34.0%
State and local taxes	(0.7)%	5.5%
Nondeductible expenses	(0.2)%	(29.5)%
Change in valuation allowance	(18.2)%	128.2%
Tax Reform Act Impact	—	(140.9)%
Other	(1.6)%	5.5%
Effective tax rate	0.3%	2.8%

As of December 31, 2018, the Company had consolidated federal NOL carry forwards of $77.2 million. As a result of the Tax Reform Act, $11.3 million of NOL’s generated in 2018 do not expire and are currently offset by a full valuation allowance. The NOLs generated before December 31, 2018, which amount to $65.9 million begin to expire in 2019 through 2037 and currently are offset by a full valuation allowance. As of December 31, 2018, the Company had consolidated state NOL carry forwards of $43.5 million. These NOLs begin to expire in 2019 through 2037 and currently are offset by a full valuation allowance.

Given the Company’s historical net operating losses, a full valuation allowance has been established on the Company’s net deferred tax assets. The Company has generated additional deferred tax liabilities related to its tax amortization of certain acquired indefinite lived intangible assets because these assets are not amortized for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. For years prior to 2018, due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles could not be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability could not be used to support an equal amount of the deferred tax asset related to the NOL carry forward. This resulted in recognizing deferred federal and state tax expense of $0.2 million and a deferred tax liability of $0.4 million for the years ended December 31, 2017. As a result of the Tax Reform Act, NOL carry forwards generated in tax years 2018 and forward have an indefinite life.  For this reason, the Company has taken the position that the deferred tax liability related to the indefinite lived intangibles can be used to support an equal amount of the deferred tax asset related to the 2018 NOL carry forward generated.  This resulted in the Company recognizing an income tax benefit of approximately $0.04 million related to the use of our naked credit as a source of income to release a portion of our valuation allowance.

On December 22, 2017 the Tax Reform Act was enacted.  Among other changes the Tax Reform Act reduces the US federal corporate tax rate from 35% to 21% beginning in 2018.

The Company has remeasured certain deferred tax assets and liabilities as of the enactment date of the Tax Reform Act based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was $9.5 million, which was offset by a reduction in the valuation allowance. For the twelve months ended December 31, 2017, the Company also recorded an income tax benefit of approximately $0.2 million related to the use of our naked credit as a source of income to release a portion of our valuation allowance.

The Company files federal, state and local income tax returns in the U.S. The Company is no longer subject to U.S. federal or State of Georgia tax examinations for years prior to fiscal 2015 and fiscal 2014, respectively. The Company is generally no longer subject to income tax examinations for years prior to fiscal 2014.

NOTE 17. BENEFIT PLANS

The Company sponsors a 401(k) plan, which provides retirement benefits to eligible employees. All employees are eligible once they reach age 21 years and complete one year of eligible service. The Company’s plan allows eligible employees to contribute up to 20% of their eligible compensation, subject to applicable annual Code limits. The Company provides 20% matching on employee contributions, up to 5% of the employee’s contribution. Total matching contributions during the years ended December 31, 2018 and 2017 were approximately $5 thousand and $6 thousand, respectively.

NOTE 18. RELATED PARTY TRANSACTIONS

Park City Capital

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

The McBride Note accrues interest at an annual rate of 4.0% and principal and interest is payable in 24 equal monthly installments of $13,027, which payments commenced on October 31, 2017 and shall end on September 30, 2019. Upon the existence and continuation of an Event of Default (as defined in the McBride Note), interest accrues at a default rate of eighteen percent 18.0% per annum, see Note 9 – Notes Payable and Other Debt.

Other than the items discussed above, there are no other material undisclosed related party transactions.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC. The following is a summary of the material subsequent events.

Attalla Operator Emergence from Bankruptcy

On March 21, 2018, the Attalla Operator, affiliated with C-Ross Management filed a voluntary chapter 11 bankruptcy petition in the state of Alabama, due to unpaid back taxes owed to the IRS and the Attalla PLGL Claim imposed against it, in order to be granted an automatic stay from any IRS recoupments and any collection attempts from the Attalla PLGL Claim. The Attalla Operator continued to pay its monthly rent obligations under its lease agreement to the Company pursuant to the April 16, 2018, court approved motion for the Attalla Operator to formally assume the Attalla lease. As of December 31, 2018, the Company had recorded a straight-line rent receivable of approximately $0.6 million. On January 8, 2019 the Attalla Operator bankruptcy filing was dismissed per filing with the bankruptcy court.

Omega Lease Termination and Adcare Holdco Loan Partial Repayment

Effective January 15, 2019, and as contemplated by the A&R New Forbearance Agreement, the Company’s lease of two facilities located in Georgia previously defined as the Omega Facilities, which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, were terminated by mutual consent of the Company and the lessor of the Omega Facilities.

In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of the AdCare Holdco Loan.

Wellington Lease Amendment

Two of the Company’s eight Georgia Facilities, leased under the Prime Lease, are subleased to the Wellington Sublessees under the Wellington Subleases, due to expire August 31, 2027, comprising the Tara Facility and the Power Springs Facility. Effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or in aggregate approximately an average $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively for the Tara Facility and the Power Springs Facility combined. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence of the 1st day of the sixth lease year.

Cure Notice from the NYSE American with respect Low Selling Price Matter.

On February 28, 2019, the NYSE American confirmed that the Company had regained compliance with the continued listing standards set forth in the Company Guide as a result of the Reverse Stock Split completed and effective on December 31, 2018. The proposal to amend the Charter to effect a reverse stock split of the common stock at a ratio of between one-for-six and one-for-twelve, as determined by the Board in its sole discretion, was approved at the Company’s 2018 annual meeting of shareholders. If the Company is again not in compliance with the continued listing standards within the next twelve months, then the Exchange may commence either truncated delisting procedures or effect an immediate delisting. The Company has failed to file this Annual Report (the Delinquent Report” in a timely fashion as required by the continued listing standards. For further information see the Filing Delinquency Notice from the NYSE American with respect to this Form 10-K section below regarding a six month cure period granted to the Company, with respect to the Delinquent Report.

Covington Forbearance Agreement

On January 11, 2019 the Company and Covington entered into the Covington Forbearance Agreement, whereby the Company and Covington agreed that (a) the term of the lease shall be extended from April 30, 2025 until April 30, 2029 (the “Term”); (b) the base rent was reduced by approximately $0.8 million over the remainder of the prior lease term; and (c) the Company shall receive relief from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Without waiving any default by the Company or Covington’s rights and remedies, and subject to specified terms and conditions for so long as the Company or the Company’s subtenant are not in default under the lease and the proposed sublease, as the case may be. Covington (including its subsidiaries, affiliates, successors and assigns) will forbear from pursuing its rights against the Company for so long as neither the Company nor its subtenant is not in default under the existing lease, as amended on January 11, 2019, or the new sublease, on the final day of the third, fourth and fifth years following the execution of the new sublease. Covington will release and forever quit claim specified portions of the Rent Due as follows: one-third (1/3) at the end of year 3 of the new sublease, one-third (1/3) at the end of year 4 of the new sublease, and one-third (1/3) at the end of year 5 of the new sublease. The Forbearance period under the Covington Forbearance Agreement shall terminate as of the expiration of the Term. At Covington’s option in its sole and absolute business discretion, the Covington Forbearance Agreement and the forbearance period thereunder can be terminated upon the occurrence of certain specified events such as, the Company files a petition for bankruptcy or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy is filed against the Company, or any other judicial action is taken with respect to the Company by any creditor of the Company or the Company breaches or defaults in performance of any covenant or agreement contained in the Covington Forbearance Agreement. Upon termination of the forbearance period under the Covington Forbearance Agreement, for any reason, Covington may take all steps it deems necessary or desirable to enforce its lease rights as permitted by law or equity.

Senior Debt Bonds – Trustee Notice Regarding Partial Pro Rata Principal Distribution

On January 9, 2019, BOKF, NA, as trustee of the city of Springfield, Ohio first mortgage revenue bonds (Eaglewood Property, LLC project) Series 2012A and 2012B (the “Bonds”), notified bondholders as of the record date January 15, 2019 that a principal payment in the amount of $243,467 will be distributed on January 18, 2019 in accordance with the terms of the Trust Indenture dated as of April 12, 2012. This pro-rata distribution is being made pursuant to the Order Authorizing Distribution of Settlement Funds Collected in Related Actions Brought by the Securities and Exchange Commission Section 5 filed August 21, 2017 in the United States District Court District of New Jersey styled Securities and Exchange Commission, Plaintiff, v. Christopher Freeman Brogdon, Defendant, and Connie Brogdon, et al., Relief Defendants. Case 2:15-cv-08173-KM-JBC. On December 21, 2018, the Company received the above funds, representing a refund of the Bonds issuance fees, into its restricted cash account managed by BOKF, NA, who completed the principal distribution to notified bondholders on January 15, 2019.

Other Professional and General Liability

On February 21, 2019, the Company was served notice of a medical injury, improper care and treatment case filed in the State of Arkansas on behalf of a deceased patient, who received care outside Regional’s date of service (post Transition), against the then operator Skyline and the Company and CIBC Bancorp USA, Inc. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that it acted in good faith, that this action lacks merit, the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

Mountain Trace Facility – New Operator

On February 28, 2019 the Company entered into a lease agreement (the “Vero Health Lease”) with Vero Health, providing that Vero Health would take possession of and operate the Mountain Trace Facility located in North Carolina. The Vero Health Lease became effective, upon the termination of the prior Mountain Trace Tenant mutual lease termination on March 1, 2019.  The Vero Health Lease is for an initial term of 10 years, with renewal options, is structured as a triple net lease and rent for the Mountain Trace Facility is approximately $0.5 million per year, with an annual 2.5 % rent escalation clause.

Aria Avoidance Claim

On March 28, 2018, the Chapter 7 bankruptcy trustee in the Aria bankruptcy proceeding, together with an unsecured creditor, filed in the United States Bankruptcy Court for the Eastern District of Arkansas an avoidance claim, in the amount of $4.7 million, against the Company with respect to recovering funds the Company received from the Debtors in the bankruptcy proceeding prior to the bankruptcy filings. On March 13, 2019 the Company and the Chapter 7 bankruptcy trustee entered into a settlement agreement (the “Settlement Agreement”), which the Bankruptcy Court approved on April 15, 2019, to settle all existing and potential claims, including such avoidance claim. The Company has received approximately $0.1 million with respect to the $1.0 million HAH Note, which as of December 31, 2018 the Company has recorded to the Settlement Agreement amount. The Company believes that it acted in good faith, that this agreement is not an admission or concession of any fault, liability, fact or amount of damages, or any other matter whatsoever. The Company entered into the Settlement Agreement solely to avoid the uncertainty and expense of litigation and to settle any and all claims and causes of action that are alleged or could have been alleged.

Hardin & Jesson Action

On February 25, 2019, the Company was served notice of an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas by Hardin, Jesson & Terry, PLC requesting financial documents from the Company’s predecessor issuer and seeking relief of outstanding amounts for legal services provided to the Company (and certain of its subsidiaries) in the State of Arkansas in relation to professional and general liability claims of approximately $0.5 million. On April 18, 2019, Hardin, Jesson & Terry, PLC amended their filing to correct their initial filing to clarify the claim is against the Company. On May 8, 2019, the Company provided a response denying the allegations. There is no guarantee that the Company will prevail in the action that has been filed against it.

Pinecone Second A&R Forbearance Agreement

On March 29, 2019, the Company and certain of its subsidiaries entered into the Second A&R Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale in accordance with the timeline specified therein. Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019. The forbearance period under the Company’s prior forbearance agreement with Pinecone expired according to its terms on March 14, 2019.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Loan Agreement.  The Second A&R Forbearance Agreement  requires, among other things (i) that the Company pursue and complete the Asset Sale which would result in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Loan Agreement as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerates the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019.

MED Purchase and Sale Agreement

On April 15, 2019, certain subsidiaries of the Company (the “Seller”) entered into a Purchase and Sale Agreement (the “PSA”) with affiliates of MED Healthcare Partners LLC (“MED” or “Buyer”), pursuant to which the Buyer deposited the first deposit of $0.15 million into an escrow account. Subject to the terms of the PSA, including among other usual customary items, a thirty (30) day due diligence period, Seller agrees to sell and Buyer agrees to purchase all of Seller’s right, title and interest in that certain (a) 182 licensed bed skilled nursing facility commonly known as Attalla Health & Rehab located in Attalla, AL, (b) that certain 100 licensed bed skilled nursing facility commonly known as Healthcare at College Park located in College Park, GA, (c) that certain 118 licensed bed skilled nursing facility commonly known as Quail Creek Nursing & Rehabilitation Center located in Oklahoma City, OK (the “Quail Creek Facility”) and (d) that certain 100 licensed bed skilled nursing facility commonly known as Northwest Nursing Center located in Oklahoma City, OK. In consideration therefor, Buyer shall pay to Seller the sum of $28.5 million in cash.

If the Buyer fails to terminate the PSA for any or no reason prior to May, 15 2019, 5:00 p.m. Eastern Time (the expiration of the due diligence period), or timely make a second deposit of $0.15 million, by such time, then such failure shall be deemed a default by the Buyer under the PSA and the Seller may then and only then elect to terminate the PSA and receive the first deposit as liquidated damages. The closing of the PSA is scheduled for thirty (30) days after the expiration of the due diligence period.

Filing Delinquency Notice from the NYSE American with respect to this Form 10-K

On April 17, 2019, the Company received a letter from NYSE American stating that the Company was not in compliance with the continued listing standards (“Filing Delinquency Notification”). The Company is now subject to the procedures and requirements set forth in Section 1007 of the Company Guide. The Company failed to timely file the Delinquent Report. Within five days of the Filing Delinquency Notification the Company (a) contacted the Exchange to discuss the status of the Delinquent Report and (b) issued a press release disclosing the occurrence of the Filing Delinquency. The Company has been provided a six-month cure period, with an option additional six-month cure period at the discretion of the NYSE American, who reserve the right at any time to immediately truncate the cure period or immediately commence suspension and delisting procedures.

Quail Creek Credit Facility

On April 30, 2019, the Company and a wholly owned subsidiary of the Company (the “Borrower”) and Congressional Bank, a Maryland chartered commercial bank (the “Quail Creek Lender”), amended a term loan agreement dated September 27, 2013, as amended from time to time, with an aggregate principal of $5.0 million (the “Quail Creek Loan Agreement”), to extend the maturity date of the Quail Creek Credit Facility, with a principal balance of approximately $4.1 million as of December 31, 2018, bearing interest at LIBOR + 4.75%, to June 30, 2019 (the “Maturity Date”), with an option to further extend to July 31, 2019, at the “Quail Creek Lender’s discretion. The Quail Creek Credit Facility is secured by a mortgage on the Quail Creek Facility.

As previously disclosed, on April 15, 2019, certain wholly owned subsidiaries of Regional entered into the PSA pursuant to which Seller agreed to sell four (4) skilled nursing facilities owned by Seller, including the Quail Creek Facility, subject to the terms and conditions set forth in the PSA.

The option to further extend the Maturity Date of the Quail Creek Credit Facility to July 31, 2019 (the “Extension Option”), is upon the Borrower’s satisfaction of the following conditions: (i) Borrower shall have delivered to the  Quail Creek Lender written notice of its intent to exercise the Extension Option no earlier than forty-five (45) days and no later than thirty (30) days prior to the Maturity Date; (ii) no default or event of default shall have occurred and be continuing; (iii) the closing under the PSA shall have been extended and the PSA shall otherwise still be in full force and effect (including with respect to the Quail Creek Facility); (iv) Quail Creek Lender shall have received such additional information or costs as Quail Creek Lender may request; and (v) Quail Creek Lender shall have approved such extension in its commercially reasonable discretion.  The Quail Creek Loan Agreement also provides that the termination of the PSA will constitute an immediate event of default under the Quail Creek Loan Agreement. There is no assurance that the Company will be able to refinance or further extend the maturity date of the Quail Creek Credit Facility on terms that are favorable to the Company or at all.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period (the “Evaluation Date”) covered by this Annual Report on Form 10-K (the “Annual Report”). Based on such evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.  Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Our website address is www.regionalhealthproperties.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports from the investor relations section of our website. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports are also available through the SEC’s website at www.sec.gov.

The charters for the Board’s Compensation Committee (the “Compensation Committee”), the Audit Committee and the Nominating and Corporate Governance Committee are available in the corporate governance subsection of the investor relations section of our website, www.regionalhealthproperties.com, and are also available in print upon written request to the Corporate Secretary, Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, GA 30024.

Item 10.    Directors, Executive Officers and Corporate Governance

Current Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Brent Morrison	43	Chief Executive Officer, President and Director
E. Clinton Cain	38	Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer
Michael J. Fox	41	Director
Kenneth W. Taylor	58	Director
David A. Tenwick	81	Director

Directors are elected at each of the Company’s annual meeting of shareholders to serve until the Company’s next annual meeting of shareholders.  The terms of the Company’s current directors expire at the Company’s 2019 annual meeting of shareholders. Executive officers serve at the discretion of the Board, subject to applicable employment agreements or other agreements. See Part III, Item 11, “Executive Compensation Agreements – Compensation Arrangements With Executive Officers”.

Biographical information with respect to each of our current executive officers and directors is set forth below.

Brent Morrison.  Mr. Morrison has served as the Company’s Chief Executive Officer and President since March 25, 2019, as Interim Chief Executive Officer and Interim President since October 18, 2017, and as a director since October 2014. Mr. Morrison is currently the Managing Director of Zuma Capital Management LLC, a position he has held since 2012. Prior thereto, Mr. Morrison was a Research Analyst for Wells Fargo Advisors from 2012 to 2013, the Senior Research Analyst at the Strome Group, a private investment firm, from 2009 to 2012, a Research Analyst at Clocktower Capital, LLC, a global long/short equity hedge fund based in Beverly Hills, California, from 2007 to 2009 and a Vice President of Wilshire Associates, a financial consulting firm, from 1999 to 2007. Mr. Morrison also served on the board of directors of iPass Inc., which provides global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services, from May 2015 to June 2016. Mr. Morrison’s expertise and background in the financial and equity markets provide experience that the Board considers valuable.

E. Clinton Cain. Mr. Cain has served as the Company’s Interim Chief Financial Officer since October 18, 2017, as the Company’s Senior Vice President and Chief Accounting Officer since January 1, 2018 and the Company’s Senior Vice President, Chief Accounting Officer and Controller since February 4, 2016. Mr. Cain previously served as Vice President of Finance at the Company beginning September 2014, before which time he worked as a Senior Financial Analyst at the Company beginning in June 2011. Prior to joining the Company, Mr. Cain worked as an audit associate at Habif, Arogeti & Wynne, LLP, in Atlanta, Georgia, and Huber, Erickson, and Bowman, LLC, in Salt Lake City, Utah, both certified public accounting firms.

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

Kenneth W. Taylor. Mr. Taylor has served as a director since February 2018. Mr. Taylor is the Chief Financial Officer of H-E Parts International, a division of Hitachi Ltd and a leading supplier of parts, re-manufactured components and equipment to the global mining, heavy construction and energy industries, since March 2019. Previously, Mr. Taylor served as Chief Operations Officer and Chief Financial Officer for Cellairis, a leading supplier of mobile device accessories and repair services through 500 domestic and international franchisee operated company-leased stores since June 2012. Previously, Mr. Taylor served as Chief Operation Officer and Chief Financial Officer, for Anisa International, Inc., a leading manufacturer of cosmetic brushes, from 2009 to 2012, as Chief Financial Officer for InComm Holdings, Inc., a leading supplier of prepaid and gift cards products and networks, from 2004 to 2009, as Chief Financial Officer for The Edge Flooring, a private equity-backed flooring startup manufacturer, from 2003 to 2004, Chief Financial Officer for Numerex Corporation , a leading supplier of IoT products and gateways, from 2002 to 2003, as Chief Financial Officer for Rodenstock NA, Inc., a startup ophthalmic lens manufacturer, from 2001 to 2002, as Corporate Controller for Scientific Games Corporation, a leading supplier of products and services to the global lottery industry, from 1987 to 2000. Since 2010, Mr. Taylor has also served as a director for Thanks Again, LLC, a leading supplier of loyalty and consumer engagement services to global airports. Mr. Taylor’s business and principal financial officer experience provide experience that the Board considers valuable.

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

Audit Committee of the Board of Directors

The Company has a separately designated Audit Committee which was established in accordance with Section 3(e)(58)(A) of the Exchange Act. The Audit Committee has the responsibility of reviewing our financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. The Audit Committee also approves the appointment of the independent registered public accounting firm for the next fiscal year, approves the services to be provided by such firm and the fees for such services, reviews and approves the audit plans, reviews and reports upon various matters affecting the independence of the independent registered public accounting firm and reviews with it the results of the audit and management’s responses.

The Audit Committee was established in 1995, and its charter was adopted in December 2005. The current members of the Audit Committee are Messrs. Fox, Taylor and Tenwick. Each of Messrs. Fox, Taylor and Tenwick is considered “independent,” as independence for Audit Committee members is defined in the applicable rules of the NYSE American listing standards and the rules of the SEC. The Board has designated Mr. Taylor as Chairman of the Audit Committee and has determined that Mr. Taylor is an “audit committee financial expert” as defined by Item 407 of Regulation S-K of the Exchange Act.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements since January 1, 2018, except that Mr. Taylor filed a late report on Form 3 with respect to his appointment as a director.

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

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation awarded to, paid to or earned by or accrued our principal executive officer and our other most highly compensated executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2018 and December 31, 2017 (collectively, our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)		Total ($)
Brent Morrison*	2018	—	—	37,500	(2)	255,126	(3)	292,626
Chief Executive Officer, President and Director
(principal executive officer)	2017	—	—	37,500	(4)	56,747	(5)	94,247
E. Clinton Cain**
Interim Chief Financial Officer, Senior Vice President and	2018	120,000	—	—		—		120,000
Chief Accounting Officer
(principal accounting officer)	2017	120,000	—	—		—		120,000

*Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Chief Executive Officer and President (and principal executive officer) on March 25, 2019 and was previously the Company’s Interim Chief Executive Officer and Interim President (and principal executive officer) from October 18, 2017.

**Mr. Cain commenced serving as the Company’s Interim Chief Financial Officer (and principal financial officer) on October 18, 2017.

(1)

The amounts set forth above reflect the full aggregate grant date fair value of the awards. See Note 13 - Stock Based Compensation to our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” for a description of the assumptions used to determine fair value.

(2)

Represents compensation paid to Mr. Morrison as a non-employee director for the year ended December 31, 2018, in the form of a restricted stock grant of 10,431 shares of common stock, with respect to 2018 compensation, that has a grant price of $3.595 per share which vests as to one-third of the shares on January 1, 2019, January 1, 2020 and January 1, 2021.

(3)

Represents: (i) fees paid to Mr. Morrison as a non-employee director for the year ended December 31, 2018 of $38,500; (ii) $36,626 reimbursed for travel and other out-of-pocket expenses in connection with his duties as Interim Chief Executive Officer and Interim President; and (iii) $180,000 paid for his services as Interim Chief Executive Officer and Interim President. See “Compensation Arrangements – With Executive Officers” below.

(4)

Represents compensation paid to Mr. Morrison as a non-employee director for the year ended December 31, 2017, in the form of a restricted stock grant of 2,043 shares of common stock with a grant price of $18.36 per share which vests as to one-third of the shares on January 1, 2018, January 1, 2019 and January 1, 2020.

(5)

Represents: (i) fees paid to Mr. Morrison as a non-employee director for the year ended December 31, 2017 of $38,500; (ii) $10,747 reimbursed for travel and other out-of-pocket expenses in connection with his duties as Interim Chief Executive Officer and Interim President; and (iii) $7,500 paid for his services as Interim Chief Executive Officer and Interim President.

Compensation Arrangements – With Executive Officers

Mr. Morrison. Mr. Morrison, a director of the Company since October 2014, commenced serving as the Company’s Chief Executive Officer and President (and principal executive officer) on March 25, 2019 and Interim Chief Executive Officer and Interim President (and principal executive officer) since October 18, 2017.

On November 17, 2017, the Board and the Compensation Committee of the Board determined that Mr. Morrison shall receive, as compensation for his service as Interim Chief Executive Officer and Interim President, a cash payment in the amount of $15,000 per month, without withholdings, payable on a date to be determined by Mr. Morrison, as well as reimbursement for reasonable travel and other out-of-pocket expenses incurred by Mr. Morrison in connection with the performance of his duties as Interim Chief Executive Officer and Interim President.

On March 25, 2019, upon the Board’s appointment of Mr. Morrison as the Company’s Chief Executive Officer and President, the Board and the Compensation Committee determined that that Mr. Morrison’s current compensation plan will remain place until the Company negotiates and executes an Employment Agreement with Mr. Morrison.

E. Clinton Cain.  Mr. Cain commenced serving as the Company’s Interim Chief Executive Officer and Senior Vice President on October 18, 2017. On February 4, 2016 the Board appointed Mr. Cain as the Company’s Senior Vice President, Chief Accounting Officer and Controller.

The Compensation Committee has not yet made any determination regarding compensation for Mr. Cain in respect of this service as Interim Chief Financial Officer, however the Compensation Committee reviews salaries from time to time and provided for a discretionary annual salary increase of $30,000 effective January 1, 2019.

In connection with Mr. Cain’s employment and in respect of performance during the year ended December 31, 2015 prior to becoming an executive officer, the Company granted to Mr. Cain on January 1, 2016 a restricted stock award of 650 shares of common stock with a grant price of $29.88 per share, which vested with respect to one-third of such shares on January 1, 2017, January 1, 2018 and January 1, 2019.

Retirement Programs

Our retirement programs are designed to facilitate the retirement of employees, including our named executive officers, who have performed for us over the long term. We currently maintain a 401(k) plan with a match of 20% of the first 5% of an employee’s contribution as well as non-qualified employee stock purchase program. The terms of these plans are essentially the same for all employees. Our named executive officers participate in the plans on the same basis as all other employees. We do not provide our named executive officers any special retirement benefits.

Outstanding Equity Awards at Fiscal Year-End Table

The Outstanding Equity Awards at Fiscal Year-End table below sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2018:

	OPTION AWARDS*				STOCK AWARDS*
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Award: Total Number of Unearned Shares, Units or Other Rights that have Not Vested		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Brent Morrison, Chief Executive Officer, President and Director**	4,323	—	$46.80	12/17/2024	12,800	(1)	$19,968
(principal executive officer)
E. Clinton Cain, Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer	375	—	$51.60	4/17/2023	—		$—
(principal financial officer and principal accounting officer)***

*

Reflects our one-for-twelve Reverse Stock Split that became effective on December 31, 2018. See Part II, Item 8, Financial Statements and Supplemental Data, Note 1 – Summary of Significant Accounting Policies for further information.

**

Mr. Morrison, a director of the Company, commenced serving as the Company’s Interim Chief Executive Officer (and principal executive officer) on October 18, 2017 and as Chief Executive Officer (and principal executive officer) on March 25, 2019.

***	Mr. Cain commenced serving as the Company’s Interim Chief Executive Officer on October 18, 2017.
(1)	Restricted shares vest on the following schedule: 4,158 shares on January 1, 2019, 1,007 shares on January 27, 2019, 4,158 shares on January 1, 2020 and 3,477 shares on January 1, 2021.

Director Compensation

Director Compensation and Reimbursement Arrangements

On February 27, 2019, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ending December 31, 2019. Pursuant to this plan, 2019 director fees for all directors (including Mr. Morrison), were set at $24,000 payable in cash in monthly payments of $2,000.00 for all months through December 2019, with some flexibility in the timing of payments from month to month based on the discretion of management.

On April 23, 2018, the Board and the Compensation Committee approved the Company’s director compensation plan for the year ended December 31, 2018. Pursuant to this plan, 2018 director fees for all directors (including Mr. Morrison), were set at $75,000, payable as follows: (i) $37,500 payable in cash; and (ii) $37,500 payable in restricted stock granted pursuant to the 2011 Plan. The Company paid half the cash portion of the 2018 director fees in July 2018 and December 2018 (excluding such payment to Mr. Morrison), and granted, on April 24, 2018, to each of Messrs. Fox, Morrison and Tenwick a restricted stock award of 10,431 shares of common stock, and to Mr. Taylor a restricted stock award of 9,562 shares of common stock. All restricted stock awards vest as to one-third of the shares on each of January 1, 2019, January 1, 2020 and January 1, 2021. The cash and stock portions of Mr. Taylor’s 2018 director compensation were prorated based on his appointment to the Board in February 2018.

In addition, each director (including Mr. Morrison) also received, or will receive, a payment of $1,000 in cash for each in-person Board meeting attended during the year ended December 31, 2018 and ending December 31, 2019.  Directors are also reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

Director Compensation Table

The following table sets forth information regarding compensation paid to our non-employee directors for the year ended December 31, 2018. Directors who are employed by us do not receive any compensation for their activities related to serving on the Board:

Name	Fees earned or paid in cash $	Stock awards (1) $		All other compensation (3) $		Total $
Michael J. Fox	38,500	37,500	(2)	—		76,000
Kenneth W. Taylor	38,375	34,375	(3)	—		72,750
David A. Tenwick	38,500	37,500	(2)	1,499	(4)	77,499

See Part III, Item 11., “Executive Compensation – Summary Compensation Table” for a description of the compensation arrangements for Mr. Morrison, a director of the Company and Chief Executive Officer and President effective March 25, 2019, and previously Interim Chief Executive Officer and Interim President effective October 18, 2017.

(1)

The amounts set forth reflect the full aggregate grant date fair value of the awards. See Note 13 – Stock Based Compensation to our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report for a description of the assumptions used to determine fair value.

(2)

Represents a restricted stock grant of 10,431 shares of common stock with a grant price of $3.595 per share which vests as to one-third of the shares on January 1, 2019, January 1, 2020 and January 1, 2021.

(3)

Represents a restricted stock grant of 9,562 shares of common stock with a grant price of $3.595 per share which vests as to one-third of the shares on January 1, 2019, January 1, 2020 and January 1, 2021.

(4)	The amounts set forth reflect amounts reimbursed for travel and other out-of-pocket expenses in connection with their duties as directors.

The number of outstanding exercisable and unexercisable options and warrants, and the number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2018 are shown below:

		As of December 31, 2018
		Number of Shares Subject to Outstanding Options or Warrants (1)		Number of Shares of Unvested (1)
Director		Exercisable	Unexercisable	Restricted Stock
Michael J. Fox (2)	(3)	6,129	—	12,800
Kenneth W. Taylor	(4)	—	—	9,562
David A. Tenwick	(5)	2,315	—	12,800

(1)

Reflects our one-for-twelve Reverse Stock Split that became effective on December 31, 2018. See Part II, Item 8, Financial Statements and Supplemental Data, Note 1 – Summary of Significant Accounting Policies for further information.

(2)	Excludes 27,369 shares subject to outstanding, exercisable warrants purchased by an affiliate of Mr. Fox unrelated to equity compensation.
(3)

Includes: (i) options to purchase 1,806 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share; (ii) options to purchase 4,323 of common stock, with an expiration date of December 17, 2024, at an exercise price of $46.80 per share; (iii) the restricted stock grant of 12,800 shares of which vested/(vests) as follows: (a) 4,158 shares on January 1, 2019; (b) 1,007 shares January 27, 2019; (c) 4,158 shares on January 1, 2020; and (d) 3,477 shares on January 1, 2021.
(4)	Represents a restricted stock grant of 9,562 shares of common stock which vests as to one-third of the shares on January 1, 2019, January 1, 2020 and January 1, 2021.
(5)

Includes: (i) options to purchase 2,315 shares of common stock, with an expiration date of January 1, 2024, at an exercise price of $48.72 per share; (ii) the restricted stock grant of 12,800 shares of which vested/(vests) as follows: (a) 4,158 shares on January 1, 2019; (b) 1,007 shares January 27, 2019; (c) 4,158 shares on January 1, 2020; and (d) 3,477 shares on January 1, 2021.

Purpose of the Compensation Committee of the Board of Directors

The Compensation Committee advises the Board with respect to the compensation of each senior executive and each member of the Board. The Compensation Committee is also charged with the oversight of compensation plans and practices for all employees of the Company. The Compensation Committee relies upon data made available for the purpose of providing information on organizations of similar or larger scale engaged in similar activities. The purpose of the Compensation Committee’s activity is to assure that the Company’s resources are used appropriately to recruit and maintain competent and talented executives and employees able to operate and grow the Company successfully.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table furnishes information, as of April 22, 2019, as to shares of the common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and our named executive officers identified in Part III, Item 11., “Executive Compensation - Summary Compensation Table”; and (iii) our directors and executive officers as a group. As of April 22, 2019, there were 1,688,219 shares of common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (a) (2)		Percent of Outstanding Common Stock (3)
5% Beneficial Owners (Excluding Directors and Named Executive Officers):
Park City Capital, LLC (4)	89,869	(7)	5.3%
Christopher Brogdon (5)	85,390	(8)	5.1%
Connie B. Brogdon (6)	85,390	(9)	5.1%
Directors and Named Executive Officers:
Michael J. Fox	111,491	(10)	6.5%
David A. Tenwick	54,301	(11)	3.2%
Brent Morrison	19,817	(12)	1.2%
Kenneth W. Taylor	9,562	(13)	*
E. Clinton Cain**	1,025	(14)	*
All Directors and Executive Officers as a Group:	196,196		11.1%

(a)

Reflects our one-for-twelve Reverse Stock Split that became effective on December 31, 2018. See Part II, Item 8, Financial Statements and Supplemental Data, Note 1 – Summary of Significant Accounting Policies for further information.

*	Less than one percent.
**	Mr. Cain commenced serving as the Company’s Interim Chief Financial Officer (and principal financial officer) on October 18, 2017.

(1)	The address for each of our directors and executive officers is c/o Regional Health Properties, Inc., 454 Satellite Boulevard NW, Suite 100, Suwanee, Georgia 30024.
(2)	Except as otherwise specified, each individual has sole and direct beneficial voting and dispositive power with respect to shares of the common stock indicated.
(3)	Percentage is calculated based on 1,688,219 shares of common stock outstanding as of April 22, 2019.
(4)	The address for Park City is 200 Crescent Court, Suite 1575, Dallas, Texas 75201.
(5)	The address for Mr. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.
(6)	The address for Ms. Brogdon is 88 West Paces Ferry Road N.W., Atlanta, Georgia 30305.
(7)

The information set forth in this table regarding Park City is based on a Schedule 13 D/A filed with the SEC on April 4, 2017 and other information known to the Company. Park City Capital Offshore Master, Ltd. has shared voting and dispositive power with respect to 81,348 of the shares. Park City Special Opportunity Fund, LP. has shared voting and dispositive power with respect to 8,521 of the shares. Park City has shared voting and dispositive power with respect to 89,869 of the shares. PCC SOF GP, LLC has shared voting and dispositive power with respect to 8,521 of the shares. Michael J. Fox has shared voting and dispositive power with respect to 89,869 of the shares. Park City Capital Offshore Master, Ltd. has warrants to purchase 27,369 shares of common stock. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance - Arrangements with Directors Regarding Election/Appointment.”

(8)

Includes: (i) 20,044 shares of common stock held directly by Mr. Brogdon; and (ii) 65,346 shares of common stock held by Connie B. Brogdon (his spouse). Share information is based on a Form 4 filed with the SEC on December 17, 2014 and other information known to the Company.

(9)

Includes: (i) 20,044 shares of common stock held directly by Mr. Brogdon (her spouse); and (ii) 65,346 shares of common stock held by Ms. Brogdon. Share information is based on a Form 4 filed with the SEC on December 2, 2014 and other information known to the Company.

(10)

The information set forth in this table regarding Michael J. Fox is based on a Schedule 13 D/A filed with the SEC on April 4, 2017 and other information known to the Company. Includes: (i) 15,493  shares of common stock held directly by Mr. Fox; (ii) 62,500 shares of common stock held by affiliates of Mr. Fox; (iii) options to purchase 1,806 shares of common stock held directly by Mr. Fox at an exercise price of $48.72 per share; (iv) options to purchase 4,323 of common stock held directly by Mr. Fox at an exercise price of $46.80 per share; (v) a warrant to purchase 9,123 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $30.84 per share; (vi) a warrant to purchase 9,123 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $41.16 per share; and (vii) a warrant to purchase 9,123 shares of common stock held by an affiliate of Mr. Fox at an exercise price of $23.16 per share. See Part III, Item 10, “Directors, Executive Officers and Corporate Governance - Arrangements with Directors Regarding Election/Appointment.”

(11)	Includes: (i) 51,986 shares of common stock held by Mr. Tenwick; and (ii) options to purchase 2,315 shares of common stock at an exercise price of $48.72 per share.
(12)	Includes: (i) 15,494 shares of common stock held by Mr. Morrison; and (ii) options to purchase 4,323 shares of common stock held by Mr. Morrison at an exercise price of $46.80 per share.
(13)	Includes 9,562 shares of common stock held by Mr. Taylor.
(14)	Includes: (i) 650 shares of common stock held by Mr. Cain; and (ii) options to purchase 375 shares of common stock held by Mr. Cain at an exercise price of $51.60 per share.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2018, with respect to shares of the common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options, warrants, and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights. A one-for-twelve Reverse Stock Split became effective on December 31, 2018 for all issued and outstanding shares, including amounts authorized for issuance under the equity incentive plans. Accordingly, all share and per share amounts have been adjusted to reflect this Reverse Stock Split for all periods presented.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants	Weighted -Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	15,066	$47.77	19,421
Equity compensation plans not approved by security holders (2)	84,921	$45.53	—
Total	99,987	$45.87	19,421

(1)	Represents options issued pursuant to the Company’s 2011 Stock Incentive Plan which was approved by our shareholders.
(2)

Represents warrants issued outside of our shareholder approved plan as described below. The warrants listed below contain certain anti-dilution adjustments and, therefore, were adjusted for stock dividends in October 2010, October 2011, and October 2012, if and as applicable. The share numbers and exercise prices below reflect all such applicable adjustments.

•

On December 19, 2011, we issued to David Rubenstein, as inducement to become our Chief Operating Officer, ten-year warrants, which as of December 31, 2018, represent the right to purchase an aggregate 14,583 shares of common stock at exercises prices per share ranging from $47.16 to $54.96, and may be exercised for cash or on a cashless exercise basis. All such warrants are fully vested.

•

On December 28, 2012, we issued to Strome Alpha Offshore, Ltd., as partial consideration for providing certain financing to the Company, a ten-year warrant to purchase 4,167 shares of common stock at an exercise price per share of $45.60. Such warrant is fully vested.

•

On May 15, 2013, we issued to Ronald W. Fleming, as an inducement to become our then Chief Financial Officer, a ten-year warrant, which as of December 31, 2018, represents the right to purchase 1,945 shares of common stock at an exercise price of $70.80, and may be exercised for cash or on a cashless exercise basis. Such warrant is fully vested.

•

On November 26, 2013, we issued to an investor relations firm, as partial consideration for providing certain investor relations services to the Company, a ten-year warrant to purchase 834 shares of common stock at an exercise price per share of $47.52. Such warrant is fully vested.

•

On March 28, 2014, we issued to the placement agents in the Company’s offering of subordinated convertible promissory notes issued in 2014, as partial compensation for serving as placement agents in such offering, five-year warrants to purchase an aggregate of 4,078 shares of common stock at an exercise price per share of $54.00. Such warrants are fully vested.

•

On October 10, 2014, we issued to William McBride III, as an inducement to become our Chief Executive Officer, a ten-year warrant to purchase 25,000 shares of common stock, of which 8,333 shares were forfeited on April 17, 2017 upon his separation from the Company, at an exercise price per share of $53.88. The balance of such warrant is fully vested and may be exercised for cash or on a cashless basis.

•

On July 1, 2014, David Tenwick (a director of the Company) sold to Park City Capital Offshore Master, Ltd., an affiliate of Michael J. Fox (a director of the Company): (i) fully vested and unexercised warrants to purchase 9,123 shares of common stock for a total sale price of $211,283; and (ii) fully vested and unexercised warrants to purchase 9,123 shares of common stock for a total sale price of $117,136. These warrants have an exercise price of $30.84 and $41.16 per share respectively and they expire on November 20, 2019 and were originally issued to Mr. Tenwick in 2007 as compensation for his services.

•

On February 20, 2015, Mr. Tenwick sold to Park City Capital Offshore Master, Ltd., an affiliate of Mr. Fox, fully vested and unexercised warrants to purchase 9,123 shares of common stock for a total sale price of $281,343. These warrants have an exercise price of $23.16 per share, expire on November 20, 2019 and were originally issued to Mr. Tenwick in 2007 as compensation for his services.

•

On April 1, 2015, we issued to Allan J. Rimland, as an incentive to become our then President and Chief Financial Officer, a ten-year warrant to purchase 22,917 shares of common stock, of which 7,639 shares were forfeited on October 17, 2017 upon his resignation from the Company, at an exercise price per share equal to $51.00. The balance of such warrant is fully vested and may be exercised for cash or on a cashless exercise basis.

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

As of December 31, 2018, principal due and payable under the promissory note: (i) issued by Mr. Brogdon to the Company was $268,663; and (ii) issued by Riverchase to the Company was $95,000.

Personal Guarantor on Loan Agreements. Mr. Brogdon serves as personal guarantor on certain loan agreements entered into by the Company prior to 2015. At December 31, 2018 and December 31, 2017, the total outstanding principal owed under such loan agreements was approximately $5.4 million and $11.8 million, respectively.

For a description of arrangements with Mr. Fox (a director of the Company, see “Arrangements with Directors Regarding Election/Appointment” in Item 10.  - Directors, Executive Officers and Corporate Governance of this Annual Report.

Approval of Related Party Transactions

Each of the foregoing transactions was approved by the independent members of the Board without the related party having input with respect to the discussion of such approval. In addition, the Board believes that each of the foregoing transactions was necessary for the Company’s business and is on terms no less favorable to the Company than could be obtained from independent third parties. The Company’s policy requiring that independent directors approve any related party transaction is not evidenced by writing but has been the Company’s consistent practice.

Director Independence

On January 1, 2018, the Board consisted of the following directors: Messrs. Fox, Morrison and Tenwick. Mr. Taylor was appointed to the Board on February 1, 2018.

The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company’s Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, senior management and our independent registered public accounting firm, the Board affirmatively determined that at all times during the year ended December 31, 2018, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Messrs. Fox, Tenwick and Taylor.

For purposes of determining the independence of Mr. Fox, the Board considered the Fox Agreement. See “Arrangements with Directors Regarding Election/Appointment” in Item 10.  - Directors, Executive Officers and Corporate Governance of this Annual Report.

Item 14.    Principal Accountant Fees and Services

On July 18, 2018, the Audit Committee of the Company concluded a competitive review process of independent registered public accounting firms. As a result of this process and following careful deliberation, on July 18, 2018, the Audit Committee approved the dismissal of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm effective as of such date. The Company provided KPMG with formal notice of such dismissal on July 18, 2018.

The reports of KPMG on the Company’s consolidated financial statements as of and for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding KPMG’s dismissal, there were: (i) no disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG ‘s satisfaction, would have caused KPMG to make reference to the subject matter thereof in connection with its reports on the Company’s consolidated financial statements for such years; and (ii) no reportable events (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

On July 18, 2018, the Audit Committee engaged Cherry Bekaert, LLP (“Cherry Bekaert”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018.

During the Company’s two most recent fiscal years and the subsequent interim period preceding Cherry Bekaert’s engagement, neither the Company nor anyone on its behalf consulted with Cherry Bekaert regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Cherry Bekaert concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

Fees

Pursuant to appointment by the Audit Committee, Cherry Bekaert and KPMG has audited the financial statements of the Company and its subsidiaries for the years ended December 31, 2018 and 2017, respectively.

The following table sets forth the aggregate fees that Cherry Bekaert and KPMG billed to the Company for the years ended December 31, 2018 and 2017, respectively. All of the fees were approved by the Audit Committee in accordance with its policies and procedures.

	Year Ended December 31,
(Amounts in 000’s)	2018	2017
Audit fees (total)(1)	$120	$—
Audit-related fees (total)(2)	—	—
Tax fees	—	—
All other fees	—	—
Cherry Bekaert Total fees	120	—

Audit fees (total)(1)	$85	$385
Audit-related fees (total)(2)	13	85
Tax fees	—	—
All other fees	—	—
KPMG Total fees	$98	$470

(1)

Billed Audit fees include fees associated with professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q.

(2)	Billed Audit related fees include fees for additional services related to acquisitions, registration statements and other regulatory filings.

Pre-Approval Policy

The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to completion of the audit. The Audit Committee pre-approved all of the non-audit services provided by our independent registered public accounting firm in 2018 and 2017.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.    The following financial statements of Regional Health Properties, Inc. and its Subsidiaries are included in Part II, Item 8 of this Annual Report.

(i)	Consolidated Balance Sheets—December 31, 2018 and 2017;
(ii)	Consolidated Statements of Operations—Years ended December 31, 2018 and 2017;
(iii)	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2018 and 2017;
(iv)	Consolidated Statements of Cash Flows—Years ended December 31, 2018 and 2017; and
(v)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules.    Financial statement schedules are omitted because they are not required, are not material, are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits.    A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith and incorporated herein by this reference.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Asset Purchase Agreement, dated March 8, 2017, by and between Meadowood Retirement Village, LLC, and Meadowood Properties, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
2.2	Agreement and Plan of Merger by and between AdCare Health Systems, Inc., and Regional Health Properties, Inc., dated July 7, 2017	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2017
3.1	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.2	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
3.3	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017
4.2	Description of Regional Health Properties, Inc. Capital Stock	Filed herewith
4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011
4.7	Form of Subordinated Convertible Note, issued April 29, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.8*	Warrant to Purchase Shares of Common Stock, dated January 10, 2011, issued by AdCare Health Systems, Inc. to Boyd P. Gentry	Incorporated by reference to Exhibit 10.158 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
4.9*	Warrant to Purchase Shares of Common Stock, dated March 31, 2011, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)

Exhibit No.	Description	Method of Filing
4.10	Registration Rights Agreement, dated April 29, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-3 (File No. 333-175541)
4.11	Registration Rights Agreement, dated March 31, 2011, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-3 (File No. 333-175541)
4.12	Form of Registration Rights Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.13	Form of 8% Subordinated Convertible Note Due 2015 issued by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
4.14	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-175541)
4.15	Form of Subordinated Convertible Note, issued March 31, 2011, by AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 6, 2011
4.16	Warrant to Purchase 312,500 Shares of Common Stock, dated April 1, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.17	Warrant to Purchase 300,000 Shares of Common Stock, dated March 30, 2012, issued by AdCare Health Systems, Inc. to Cantone Asset Management LLC	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
4.18	Warrant to Purchase 100,000 Shares of Common Stock, dated July 2, 2012, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
4.19	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.20	Warrant to Purchase 15,000 Shares of Common Stock, dated August 31, 2012, issued by AdCare Health Systems, Inc. to Hayden IR, LLC	Incorporated by reference to Exhibit 4.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.21*	Warrant to Purchase 70,000 Shares of Common Stock, dated May 15, 2013, issued by AdCare Health Systems, Inc. to Ronald W. Fleming	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
4.22	Warrant to Purchase 75,000 shares of Common Stock, dated October 26, 2013, issued by AdCare Health Systems, Inc. to Cantone Research, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
4.23	Form of Registration Rights Agreement, dated March 28, 2014, by and among AdCare Health Systems, Inc. and the investors named therein	Incorporated by reference to Exhibit 4.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

Exhibit No.	Description	Method of Filing
4.24

Form of Warrant, dated March 28, 2014, issued by AdCare Health Systems, Inc. to the placement agent and its affiliates in connection with the offering of 10% Subordinated Convertible Notes Due April 30, 2015

Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
4.25	Form of Warrant granted to management to Purchase Shares of AdCare Health Systems, Inc. dated November 20, 2007	Incorporated by reference to Exhibit 10.23 of the Registrant’s annual report on form 10-KSB as amended March 31, 2008
4.26	Registration Rights Agreement, dated March 31, 2015, by and among AdCare Health Systems, Inc. and the Purchasers of the Company’s 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.27	Form of 10% Convertible Subordinated Notes Due April 30, 2017	Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
4.28	Form of 10% Convertible Subordinated Notes Due April 30, 2017 (Affiliate Form)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
4.29*	Unsecured Promissory Note, pursuant to Settlement Agreement dated September 26, 2017, effective October 4, 2017 by and between Regional Health Properties Inc., and William McBride, III	Incorporated by reference to Exhibit 4.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 14, 2017
4.30	Amendment No.2 to subordinated Convertible Note, Issued July 2, 2012, dated November 8, 2017 between Regional Health Properties Inc., and Cantone Asset Management LLC.	Incorporated by reference to Exhibit 4.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 14, 2017
10.1*	Employment Agreement between AdCare Health Systems, Inc. and David A. Tenwick, dated September 1, 2008	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed September 8, 2008
10.2	Regulatory Agreement and Mortgage Note between The Pavilion Care Center, LLC and Red Mortgage Capital, Inc., in the original amount of $2,108,800 dated November 27, 2007	Incorporated by reference to Exhibit 10.24 of the Registrant’s annual report on form 10-KSB as amended March 31, 2008
10.3	Regulatory Agreement and Mortgage Note between Hearth & Care of Greenfield and Red Mortgage Capital, Inc., in the original amount of $2,524,800 dated July 29, 2008	Incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on form 10-K filed March 31, 2009
10.4	Loan Agreement and Secured Promissory Note between Coosa Nursing ADK, LLC, and Metro City Bank in the original amount of $7,500,000 dated September 30, 2010	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K filed October 6, 2010
10.5	Mt. Kenn Property Holdings, LLC Deed to Secure Debt, Assignment of Rents and Security Agreement dated April 29, 2011	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2011
10.6	CP Property Holdings, LLC Loan Agreement dated May 27, 2011	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2011
10.7	Form of Promissory Note, issued by Mount Trace Nursing ADK, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011
10.8	Amendment, dated June 22, 2011, between Hearth & Home of Ohio, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2011

Exhibit No.	Description	Method of Filing
10.9	Guaranty, dated May 26, 2011, made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.10	Guaranty, dated May 26, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.11	Commercial Guaranty, dated May 25, 2011,made by Christopher F. Brogdon	Incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.12	Commercial Guaranty, dated May 25, 2011, made by Connie B. Brogdon	Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.13	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.14	Term Note, dated July 27, 2011, made by Erin Property Holdings, LLC in favor of Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
10.15	Note, dated July 27, 2011, made by Erin Property Holdings, LLC, in favor of Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.16	Term Loan Agreement, dated July 27, 2011, among Erin Property Holdings, LLC, Erin Nursing, LLC, AdCare Health Systems, Inc. and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.17	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.18	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.19	Deed to Secure Debt and Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.20	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.21	Assignment of Leases and Rents, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.22	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.23	Indemnity Agreement, Regarding Hazardous Materials, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.24	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.25	Security Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Erin Nursing, LLC and Bank of Atlanta, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.26	Guaranty, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.27	Guaranty, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.28	Unconditional Guaranty Business and Industry Guarantee Loan Program, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the USDA Loan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.29	Unconditional Guarantee Business and Industry Guarantee Loan Program, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the USDA Loan	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.30	Unconditional Guarantee, dated July 27, 2011, made by Erin Nursing, LLC, with respect to the SBA Loan	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.31	Unconditional Guarantee, dated July 27, 2011, made by AdCare Health Systems, Inc., with respect to the SBA Loan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.32	Escrow Agreement, dated July 27, 2011, between Erin Property Holdings, LLC, Bank of Atlanta, and Bank of Atlanta as Escrow Agent, with respect to the USDA Loan and the SBA Loan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

Exhibit No.	Description	Method of Filing
10.33	Loan Agreement, dated July 27, 2011, between Erin Property Holdings, LLC and Bank of Atlanta, with respect to the SBA Loan #47671350-10	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011
10.34	Loan Agreement, dated September 6, 2011, by and between CP Property Holdings, LLC; CP Nursing, LLC; and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.35	Promissory Note, dated September 6, 2011, issued by CP Property Holdings, LLC, in favor of Economic Development Corporation of Fulton County, in the amount of $2,034,000	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.36	Deed to Secure Debt and Security Agreement, made an entered into September 6, 2011, by and between CP Property Holdings, LLC and Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.37

Security Agreement, made and entered into as of September 6, 2011, between CP Property Holdings, LLC and CP Nursing, LLC, as grantors, and Economic Development Corporation of Fulton County, as the secured party

Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.38	Unconditional Guarantee, dated September 6, 2011, issued by AdCare Health Systems, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.39	Unconditional Guarantee, dated September 6, 2011, issued by CP Nursing, LLC in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.40	Unconditional Guarantee, dated September 6, 2011, issued by Hearth and Home of Ohio, Inc. in favor of Economic Development Corporation of Fulton County	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.41	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $500,000	Incorporated by reference to Exhibit 10.141 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.42	Cognovit Promissory Note, dated as of January 1, 2012, issued by Eaglewood Property Holdings, LLC and Eaglewood Village, LLC in favor of Eaglewood Villa, Ltd. in the amount of $4,500,000	Incorporated by reference to Exhibit 10.142 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.43	Guaranty Agreement, dated as of December 30, 2011, executed by AdCare Health Systems, Inc. and AdCare Property Holdings, LLC in favor of Eaglewood Villa, Ltd	Incorporated by reference to Exhibit 10.143 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.44	Third Amended And Restated Multiple Facilities Lease, dated October 29, 2010, between Georgia Lessor - Bonterra/Parkview, Inc. and ADK Bonterra/Parkview, LLC	Incorporated by reference to Exhibit 10.144 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing
10.45	Guaranty, dated October 29, 2010, executed by AdCare Health Systems, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.46	Guaranty, dated October 29, 2010, executed by Hearth & Home of Ohio, Inc. in favor of Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.146 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.47	Security Agreement, dated October 29, 2010, by and between AdCare Health Systems, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.147 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.48	Security Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.148 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.49	Security Agreement, dated October 29, 2010, by and between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.149 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.50	Pledge Agreement, dated October 29, 2010, between Hearth & Home of Ohio, Inc. and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.51	Subordination Agreement, dated October 29, 2010, between AdCare Health Systems, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.151 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.52	Letter of Credit Agreement, dated October 29, 2010, by and between ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.152 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.53	Subordination, Non-Disturbance and Attornment Agreement, dated October 29, 2010, by and among Omega Healthcare Investors, Inc., ADK Bonterra/Parkview, LLC and Georgia Lessor - Bonterra/Parkview, Inc.	Incorporated by reference to Exhibit 10.153 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.54

Assignment and Assumption of Second Amended and Restated Multiple Facilities Lease And Consent of Lessor, dated October 29, 2010, by and among Georgia Lessor - Bonterra/Parkview, Inc., Triad Health Management of Georgia II, LLC, AdCare Health Systems, Inc., Hearth & Home of Ohio, Inc., ADK Bonterra/Parkview, LLC and the other entities signatory thereto

Incorporated by reference to Exhibit 10.154 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.55	Lease Agreement, dated August 1, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.155 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.56	First Amendment to Lease, dated August 31, 2010, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 10.156 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit No.	Description	Method of Filing
10.57	Guaranty Agreement, dated as of June 1, 2010, entered into by AdCare Health Systems, Inc. to and for the benefit of Bank of Oklahoma, N.A.	Incorporated by reference to Exhibit 10.159 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.58	Note Purchase Agreement, dated March 29, 2012, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.59	Promissory Note, dated March 30, 2012, issued by AdCare Health Systems, Inc. in favor of Cantone Asset Management LLC, in the amount of $3,500,000	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.60	Loan Agreement, dated as of April 12, 2012, between the City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.61	Guaranty Agreement, dated as of April 12, 2012, made and entered into by AdCare Health Systems, Inc., to and for the benefit of BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.62	Land Use Restriction Agreement, dated as of April 12, 2012, by and between BOKF, NA dba Bank of Oklahoma and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.63	Open-End Mortgage, Assignment of Leases and Security Agreement, dated April 12, 2012, from Eaglewood Property Holdings, LLC to BOKF, NA dba Bank of Oklahoma	Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
10.64	Form of Securities Purchase Agreement, dated as of June 28, 2012, between AdCare Health Systems, Inc. and the Buyers signatory thereto	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012
10.65	Bond Purchase Agreement, dated April 10, 2012, among Lawson Financial Corporation, The City of Springfield, Ohio and Eaglewood Property Holdings, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.66	Note Purchase Agreement, dated April 12, 2012, by and between Cantone Asset Management LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.67	Amendment entered into as of July 26, 2012, by and between Christopher F. Brogdon and Hearth & Home of Ohio, Inc.	Incorporated by reference to Exhibit 10.47 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.68	Sublease Agreement, dated December 1, 2012, between ADK Georgia, LLC and Jeff Co. Nursing, LLC	Incorporated by reference to Exhibit 10.245 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

Exhibit No.	Description	Method of Filing
10.69	Secured Loan Agreement, dated December 28, 2012, by and among Keybank National Association and the subsidiaries of AdCare Health Systems, Inc. named therein	Incorporated by reference to Exhibit 10.263 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.70*	Consulting Agreement, dated December 31, 2012, between Christopher Brogdon and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.279 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.71	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.280 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.72	Guaranty Indemnification Agreement, dated December 31, 2012, between AdCare Health Systems, Inc. and Christopher Brogdon	Incorporated by reference to Exhibit 10.281 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.73	Assignment of Rents, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.282 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.74	Mortgage, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.283 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.75	Promissory Note, dated December 31, 2012, issued by Northwest Property Holdings, LLC in favor of First Commercial Bank in the amount of $1,501,500	Incorporated by reference to Exhibit 10.284 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.76	Commercial Security Agreement, dated December 31, 2012, made and executed between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.285 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.77	Commercial Security Agreement, dated December 31, 2012, made and executed between NW 61st Nursing, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.286 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.78	Commercial Guaranty, dated December 31, 2012, between AdCare Health Systems, Inc. and First Commercial Bank	Incorporated by reference to Exhibit 10.287 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.79	Commercial Guaranty, dated December 31, 2012, between Northwest Property Holdings, LLC and First Commercial Bank	Incorporated by reference to Exhibit 10.288 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
10.80	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

Exhibit No.	Description	Method of Filing
10.81	Sublease Agreement, effective June 30, 2013, by and between ADK Georgia, LLC and Tybee NH, LLC	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013
10.82	Loan and Security Agreement, dated September 27, 2013, by and between QC Property Holdings, LLC and Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.83	Promissory Note, dated September 27, 2013, issued by QC Property Holdings, LLC to Housing & Healthcare Funding, LLC in the amount of $5,000,000	Incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.84	Mortgage, Security Agreement Assignment of Leases and Rents and Fixture Filing, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.85	Guaranty, dated September 27, 2013, by AdCare Health Systems, Inc. to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.86	Assignment of Rents and Leases, dated September 27, 2013, by QC Property Holdings, LLC to and for the benefit of Housing & Healthcare Funding, LLC	Incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013
10.87	Letter Agreement, dated October 1, 2013, among AdCare Health Systems, Inc., Park City Capital, LLC and Michael J. Fox	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 18, 2013
10.88	Note, dated February 28, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.334 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.89

Agreement Regarding Exit Fees, dated March 28, 2014, by and among Woodland Hills HC Property Holdings, LLC, Northridge HC&R Property Holdings, LLC, APH&R Property Holdings, LLC, Woodland Hills HC Nursing, LLC, Northridge HC&R Nursing, LLC, APH&R Nursing, LLC, AdCare Health Systems, Inc., AdCare Property Holdings, LLC, AdCare Operations, LLC and KeyBank National Association

Incorporated by reference to Exhibit 10.336 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.90	Sublease Termination Agreement, entered into May 6, 2014 and effective as of May 31, 2014, by and between Winter Haven Homes, Inc. and ADK Administrative Property, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.91	Amendment to Consulting Agreement, dated May 6, 2014, by and between AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014
10.92	Amended and Restated Note, dated May 15, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on May 21, 2014

Exhibit No.	Description	Method of Filing
10.93	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC.	Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.94	Second Amended and Restated Note, dated October 10, 2014, by and among AdCare Health Systems, Inc. and Christopher F. Brogdon.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.95*	Executive Employment Agreement, dated October 10, 2014, by and among AdCare Health Systems, Inc. and William McBride III.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on October 17, 2014
10.96	Healthcare Facility Note, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.97	Healthcare Deed to Secure Debt, Security Agreement and Assignment of Rents, dated December 1, 2014, by and among Mt. Kenn Property Holdings, LLC and KeyBank National Association	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.98

Healthcare Regulatory Agreement, dated December 1, 2014, by and  among Mt. Kenn Property Holdings, LLC, its successors, heirs, and assigns (jointly and severally) and the U.S. Department of Housing and Urban Development.

Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on December 22, 2014
10.99	Modification of Mortgage Note Agreement dated as of October 1, 2014, by and between Hearth & Care of Greenfield, LLC. and Red Mortgage Capital, Inc.	Incorporated by reference to Exhibit 10.359 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.100	Modification of Mortgage Note Agreement dated as of October 1, 2014, by and between The Pavilion Care Center, LLC. and Red Mortgage Capital, Inc.	Incorporated by reference to Exhibit 10.360 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.101	Modification Agreement, dated as of October 1, 2014, by and among Hearth & Care of Greenfield, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.361 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.102	Modification Agreement, dated as of October 1, 2014, by and among The Pavilion Care Center, LLC., Red Mortgage Capital, Inc., and the U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.362 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.103	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.380 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.104	Sublease Agreement, dated as of January 31, 2015, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.381 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.105	Promissory Note for exit fees (Northridge), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.382 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

Exhibit No.	Description	Method of Filing
10.106	Promissory Note for exit fees (Cumberland), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.383 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.107	Promissory Note for exit fees (River Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.384 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.108	Promissory Note for exit fees (Sumter Valley), dated February 25, 2015, issued by AdCare Health Systems, Inc. to KeyBank National Association in the amount of $170,000	Incorporated by reference to Exhibit 10.385 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.109	Amendment to Second Amended and Restated Note, dated March 25, 2015, by and between Christopher F. Brogdon and Adcare Health Systems, Inc.	Incorporated by reference to Exhibit 10.394 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.110*	First Amendment to Executive Employment Agreement, dated March 25, 2015, by and among AdCare Health Systems, Inc. and William McBride, III	Incorporated by reference to Exhibit 10.396 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.111*	Employment Agreement between AdCare Health Systems, Inc. and Allan J. Rimland, dated March 25, 2015	Incorporated by reference to Exhibit 10.397 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.112	Security Instrument, Mortgage & Deed of Trust, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.113	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and The U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.114	Healthcare Regulatory Agreement - Borrower, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and U.S. Department of Housing and Urban Development	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.115	Healthcare Facility Note, dated September 24, 2014, by and between Woodland Manor Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.116	Healthcare Facility Note, dated September 24, 2014, by and between Glenvue H&R Property Holdings, LLC and Housing & Healthcare Finance, LLC	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014
10.117	Lease Agreement, dated February 27, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown LLC	Incorporated by reference to Exhibit 10.408 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

Exhibit No.	Description	Method of Filing
10.118	First Amendment to Lease Agreement, dated March 20, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Incorporated by reference to Exhibit 10.409 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.119	Lease Agreement, dated February 27, 2015 by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter LLC	Incorporated by reference to Exhibit 10.410 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.120	First Lease Amendment to Lease Agreement, dated March 20, 2015, by and between Sumter Valley Property Holdings, LLC and Blue Ridge of Sumter, LLC	Incorporated by reference to Exhibit 10.411 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.121	Lease Agreement dated February 27, 2015 by and between Mountain Trace Nursing ADK, LLC and Blue Ridge on the Mountain LLC	Incorporated by reference to Exhibit 10.412 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.122	First Amendment to Lease Agreement, dated March 20, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain , LLC	Incorporated by reference to Exhibit 10.413 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.123	Sublease Agreement, dated July 1, 2014 by and between ADK Georgia, LLC, and C.R. of Thomasville, LLC	Incorporated by reference to Exhibit 10.414 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.124	Lease Agreement, dated September 22, 2014 by and between Coosa Nursing ADK, LLC, and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.415 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.125	Lease Agreement, dated September 22, 2014 by and between Attalla Nursing ADK, LLC and C.R. of Attalla, LLC	Incorporated by reference to Exhibit 10.416 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.126	Sublease Agreement, dated February 18, 2015 by and between CP Nursing, LLC and C.R. of College Park, LLC	Incorporated by reference to Exhibit 10.417 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014
10.127	Amended and Restated Promissory Note for exit fees (Cumberland), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.128	Amended and Restated Promissory Note for exit fees (Northridge), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.129	Amended and Restated Promissory Note for exit fees (River Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

Exhibit No.	Description	Method of Filing
10.130	Amended and Restated Promissory Note for exit fees (Sumter Valley), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.131	Promissory Note for exit fees (Stone County), dated April 3, 2015, by and among AdCare Health Systems, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.132	Sublease Agreement, dated April 1, 2015, by and between ADK Georgia, LLC and C.R. of Lagrange, LLC	Incorporated by reference to Exhibit 99.10 of the Registrant’s Current Report on Form 8-K filed on April 7, 2015
10.133	Sublease Agreement, dated May 1, 2015 by and between NW 61st Nursing, LLC and Southwest LTC-NW OKC, LLC	Incorporated by reference to Exhibit 10.83 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.134	Sublease Agreement, dated May 1, 2015 by and between QC Nursing, LLC and Southwest LTC-Quail Creek, LLC	Incorporated by reference to Exhibit 10.84 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.135	Underwriting Agreement, dated April 8, 2015, by and between AdCare Health Systems, Inc. and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on April 13, 2015
10.136	Second Amendment to Lease Agreement, dated May 31, 2015 by and between Mountain Trace Nursing ADK,LLC and Blue Ridge on the Mountain, LLC	Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 5, 2015
10.137	Sublease Agreement, dated July 1, 2015 by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on July 7, 2015
10.138	Underwriting Agreement, dated May 28, 2015, by and between AdCare Health Systems, Inc. and MLV & Co. LLC, as the representative of the several underwriters named therein.	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015
10.139	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and MLV & Co. LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on July 22, 2015
10.140	At Market Issuance Sales Agreement, dated July 21, 2015, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K filed on July 22, 2015
10.141	Sublease Agreement, dated August 1, 2015, by and between AdCare Health Systems, Inc. and CC SNF, LLC.	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015
10.142	Sublease Agreement, dated August 1, 2015, by and between Eaglewood Village, LLC and EW ALF, LLC.	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015
10.143	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and HC SNF, LLC.	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015
10.144	Sublease Agreement, dated August 1, 2015, by and between RMC HUD Master Tenant, LLC and PV SNF, LLC.	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015

Exhibit No.	Description	Method of Filing
10.145	Sublease Agreement, dated August 1, 2015, by and between 2014 HUD Master Tenant, LLC and EW SNF, LLC.	Incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015
10.146	Lease Inducement Fee Agreement, dated August 1, 2015, by and between the AdCare Health Systems, Inc. and PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, EW SNF, LLC, and EW ALF, LLC.	Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on August 5, 2015
10.147	Promissory Note, dated July 17, 2015, by and between Highlands Arkansas Holdings, LLC and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.101 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.148	Letter Agreement to the Equitable Adjustments, dated July 17, 2015, by and between AdCare Health Systems, Inc. and Highlands Arkansas Holdings, LLC.	Incorporated by reference to Exhibit 10.102 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.149	Promissory Note, dated August 1, 2015, by and between PWW Healthcare, LLC, PV SNF, LLC, HC SNF, LLC, CC SNF, LLC EW SNF, LLC, and EW ALF, LLC, and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.103 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.150	Sublease Agreement, dated July 20, 2015, by and between ADK Bonterra/Parkview, LLC and 2801 Felton Avenue, L.P., and 460 Auburn Avenue, L.P.	Incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.151	Amendment to Subordinated Convertible Note, dated July 30, 2015, by and between AdCare Health Systems, Inc. and Cantone Asset Management LLC and Cantone Research, Inc.	Incorporated by reference to Exhibit 10.105 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
10.152	Second Amendment to Lease, dated as of August 14, 2015, between William M. Foster and ADK Georgia, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 18, 2015
10.153	Lease Guaranty made by AdCare Health Systems, Inc. for the benefit of William M. Foster, effective August 14, 2015	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on August 18, 2015
10.154	Sublease Agreement, dated October 1, 2015, by and between KB HUD Master Tenant 2014, LLC, and C.R. of Autumn Breeze, LLC	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 6, 2015
10.155	Second Amendment to Lease Agreement, dated September 14, 2015, by and between Coosa Nursing ADK, LLC and C.R. of Coosa Valley, LLC	Incorporated by reference to Exhibit 10.124 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.156	Second Amendment to Lease Agreement, dated September 14, 2015, by and between Attalla Nursing ADK, LLC and C.R. of Attalla, LLC	Incorporated by reference to Exhibit 10.125 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.157	First Amendment to Lease Agreement, dated August 14, 2015, by and between 2014 HUD Master Tenant, LLC and C.R. of Glenvue, LLC	Incorporated by reference to Exhibit 10.126 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

Exhibit No.	Description	Method of Filing
10.158	Second Amendment to Lease Agreement, dated September 24, 2015, by and between Georgetown HC&R Property Holdings, LLC and Blue Ridge in Georgetown, LLC	Incorporated by reference to Exhibit 10.127 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.159	First Amendment to Sublease Agreement, dated September 10, 2015, by and between ADK Georgia, LLC and LC SNF, LLC	Incorporated by reference to Exhibit 10.128 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.160	First Amendment to Sublease Agreement, dated September 14, 2015, by and between ADK Georgia, LLC and C.R. of LaGrange, LLC	Incorporated by reference to Exhibit 10.129 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.161	First Amendment to Sublease Agreement, dated September 23, 2015, by and between ADK Georgia, LLC and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.130 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.162	First Amendment to Sublease Agreement, dated September 23, 2015, by and between ADK Georgia, LLC and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.131 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.163	Third Amendment to Sublease Agreement, dated September 9, 2015, by and between ADK Georgia, LLC and C.R. of Thomasville, LLC	Incorporated by reference to Exhibit 10.132 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.164	First Amendment to Sublease Agreement, dated September 1, 2015, by and between ADK Bonterra/Parkview, LLC and 2801 Felton Avenue, L.P., and 460 Auburn Avenue, L.P.	Incorporated by reference to Exhibit 10.133 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.165	Second Amendment to Third Amended and Restated Multiple Facilities Lease, dated September 1, 2015, by and between Georgia Lessor - Bonterra/Parkview, LLC and ADK Bonterra/Parkview, LLC.	Incorporated by reference to Exhibit 10.139 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.166	Amendment Regarding Lease and Sublease, dated August 1, 2015, by and among Covington Realty, LLC, and Adcare Health Systems, Inc. and CC SNF, LLC	Incorporated by reference to Exhibit 10.140 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.167

Master Sublease Agreement, dated November 3, 2015, by and among ADK Georgia, LLC, and Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC.

Incorporated by reference to Exhibit 10.141 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.168

Replacement Promissory Note, dated November 1, 2015, by and between New Beginnings Care, LLC, Jeffersonville Healthcare & Rehab, LLC, Oceanside Healthcare & Rehab, LLC, and Savannah Beach Healthcare & Rehab, LLC, and AdCare Health Systems, Inc.

Incorporated by reference to Exhibit 10.142 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.169	Master Sublease Agreement, dated June 18, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Incorporated by reference to Exhibit 10.4 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016

Exhibit No.	Description	Method of Filing
10.170	Promissory Note, dated July 6, 2016, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc., in the amount of $1,000,000	Incorporated by reference to Exhibit 10.5 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.171	Security Agreement, dated July 6, 2016, by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC	Incorporated by reference to Exhibit 10.6 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016
10.172	Promissory Note, dated September 30, 2016, issued by JS Highland Holdings LLC in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.1 of the AdCare Health Systems, Inc. Current Report on Form 8-K filed on October 11, 2016
10.173	Guaranty Agreement, dated September 30, 2016, executed by Joseph Schwartz and Roselyn Schwartz in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 99.2 of the AdCare Health Systems, Inc. Current Report on Form 8-K filed on October 11, 2016
10.174	Second Amendment to Second Amended and Restated Note, dated November 10, 2016, by and between Christopher F. Brogdon and AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.7 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016
10.175	First Amendment to Promissory Note, dated September 19, 2016, by and between QC Property Holdings, LLC, and Congressional Bank.	Incorporated by reference to Exhibit 10.8 of the AdCare Health Systems, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016
10.176	Mortgage Refinance Agreement, insured by HUD by and between AdCare Health Systems, Inc. in favor of KeyBank National Association	Incorporated by reference to item 1.01 of the AdCare Health Systems, Inc.. Current Report on Form 8-K filed December 19, 2016.
10.177	Lease Agreement, dated March 22, 2017, by and between Meadowood Property Holdings, LLC and CRM of Meadowood, LLC	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.178	Amendment to Promissory Note, dated April 7, 2017, issued by OS Tybee, LLC, SB Tybee, LLC and JV Jeffersonville, LLC, in favor of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.179	Loan Agreement, dated May 1, 2017, between Meadowood Property Holdings, LLC and the Exchange Bank of Alabama in the original amount of $4.1 million	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.180	Guaranty Agreement, dated April 6, 2017, executed by AdCare Health Systems, Inc., in favor of Congressional Bank, a Maryland chartered commercial bank	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10.181	At Market Issuance Sales Agreement, dated May 26, 2017, between AdCare Health Systems, Inc. and JMP Securities LLC.	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on May 26, 2017

Exhibit No.	Description	Method of Filing
10.182	Amendment to Loan Agreement Issued September 27, 2013, dated August 10, 2017, by and between QC Property Holdings, LLC and the Congressional Bank, a Maryland chartered commercial bank	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.183	Amendment to Loan Agreement Issued December 31, 2012, dated July 31, 2017, by and between Northwest Property Holdings, LLC and the First Commercial Bank	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.184	Settlement Agreement, Mutual Release and Form of Unsecured Promissory Note, dated September 26, 2017 by and between AdCare Health Systems Inc., and William McBride, III	Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.185	Joinder and First Amendment to Guarantee Issued May 30, 2018, dated May 30, 2018, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Congressional Bank.	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.186	Joinder and First Amendment to Guarantee Issued May 30, 2018, dated May 30, 2018, by and among AdCare Health Systems Inc., Regional Health Properties Inc., and Exchange Bank of Alabama	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.187	Affirmation and Assumption of Loan Documents, Limited Guarantees and Security Agreements Issued May 30, 2018, by and Between Regional Health Properties, Inc., and Red Mortgage.	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
10.188

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
10.189

GUARANTY AGREEMENT Dated February 15, 2018 by REGIONAL HEALTH PROPERTIES, INC., ADCARE PROPERTY HOLDINGS, LLC, and HEARTH & HOME OF OHIO, INC., to and for the benefit of PINECONE REALTY PARTNERS, II, LLC.

Incorporated by reference to Exhibit 10.424 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.190

LOAN AGREEMENT Dated as of February 15, 2018 among CP PROPERTY HOLDINGS, LLC, NORTHWEST PROPERTY HOLDINGS, LLC and ATTALLA NURSING ADK, LLC as Borrowers, HEARTH & HOME OF OHIO, INC., as Guarantor, ADCARE PROPERTY HOLDINGS, LLC, as Guarantor and Borrower, REGIONAL HEALTH PROPERTIES, INC., as Guarantor, and PINECONE REALTY PARTNERS II, LLC, as Lender

Incorporated by reference to Exhibit 10.425 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.191	Promissory Note for $3.5 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and AdCare Property Holdings, LLC.	Incorporated by reference to Exhibit 10.426 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017

Exhibit No.	Description	Method of Filing
10.192	Promissory Note for $8.25 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and Attalla Nursing ADK LLC.	Incorporated by reference to Exhibit 10.427 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.193	Promissory Note for $2.5 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and CP Property Holdings, LLC.	Incorporated by reference to Exhibit 10.428 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.194	Promissory Note for $2.0 million dated February 15, 2018 by and among Pinecone Realty Partners Il, LLC, and Northwest Property Holdings, LLC.	Incorporated by reference to Exhibit 10.429 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.195	2nd Amendment to Master Lease dated March, 30 2018 by and among ADK Georgia, LLC, OS Tybee, LLC, SB Tybee, LLC, and JV Jeffersonville, LLC.	Incorporated by reference to Exhibit 10.430 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.196

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

Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018
10.197	Third Amendment to Promissory Note dated April 30, 2018 by and between QC Property Holdings, LLC, a Georgia limited liability company and Congressional Bank.	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018
10.198

Forbearance Agreement dated May 18, 2018 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018
10.199	Guarantee Agreement dated May 18, 2018 by AdCare Operations, LLC, a Georgia limited liability company for the benefit of Pinecone Reality Partners, II, LLC	Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018
10.200

Forbearance Agreement dated September 6, 2018 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

Exhibit No.	Description	Method of Filing
10.202

Amended and Restated Forbearance Agreement dated December 31, 2018 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Filed herewith
10.203

Second Amended and Restated Forbearance Agreement dated March 29, 2019 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

Filed herewith
10.205

Eighth Amendment to Loan and Security Agreement and Fourth Amendment to Promissory Note dated April 30, 2019 by and between QC Property Holdings, LLC, a Georgia limited liability company and Congressional Bank.

Filed herewith
10.206	Sublease Agreement, dated as of November 30, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc.	Filed herewith
10.207	Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Greenfield SNF, Inc.	Filed herewith
10.208	Sublease Agreement, dated as of November 30, 2018, by and between RMC HUD Master Tenant, LLC and Sidney SNF, Inc.	Filed herewith
10.209	Sublease Agreement, dated as of November 30, 2018, by and between Eaglewood Village, LLC and Springfield Clark ALF, Inc.	Filed herewith
10.210	Sublease Agreement, dated as of November 30, 2018, by and between 2014 HUD Master Tenant, LLC and Springfield SNF, Inc.	Filed herewith
10.211

Guaranty, dated as of December 1, 2018, by and between Regional Health Properties, Inc. and Miami COV SNF, Inc., Greenfield SNF, Inc., Sidney SNF, Inc., Springfield Clark ALF Inc. and Springfield SNF, Inc.

Filed herewith
10.212	Forbearance Agreement, dated as of January 11, 2019, by and between Covington Realty, LLC and Regional Health Properties, Inc.	Filed herewith
10.213	Lease Termination Agreement, dated as of January 15, 2019, by and between Bonterra/Parkview Inc. and ADK Bonterra/Parkview, LLC	Filed herewith
10.214	Second Amendment to Sublease Agreement, dated as of February 15, 2019, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Filed herewith

Exhibit No.	Description	Method of Filing
10.215	Second Amendment to Sublease Agreement, dated as of February 15, 2019, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Filed herewith
10.216	Lease Agreement, dated as of February 28, 2019, by and between Mountain Trace Nursing ADK, LLC and Vero Health X, LLC.	Filed herewith
10.217	Third Amendment to Sublease Agreement, dated as of March 13, 2019, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Filed herewith
10.218	Third Amendment to Sublease Agreement, dated as of February 15, 2019, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Filed herewith
10.219	Settlement Agreement and Release, dated as of March 13, 2019, by and between Regional Health Properties, Inc. and Chapter 7 Trustee	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Cherry Bekaert LLP	Filed herewith
23.2	Consent of KPMG LLP	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*	Identifies a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Health Properties, Inc.

by:	/s/ BRENT MORRISON
Brent Morrison
Chief Executive Officer and President
May 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRENT MORRISON
Brent Morrison	Director, Chief Executive Officer, and President (Principal Executive Officer)	May 16, 2019

/s/ E. CLINTON CAIN
E. Clinton Cain	Interim Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	May 16, 2019

/s/ MICHAEL J. FOX
Michael J. Fox	Director	May 16, 2019

/s/ DAVID A. TENWICK
David A. Tenwick	Director	May 16, 2019

/s/ KENNETH W. TAYLOR
Kenneth W. Taylor	Director	May 16, 2019