Form 10-Q
period 2019-03-31
REGIONAL HEALTH PROPERTIES, INC
filed 2019-06-18
CIK 1004724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RHE	NYSE American
10.875% Series A Cumulative Redeemable Preferred Stock, no par value	RHE-PA	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 31, 2019:  1,688,219 shares of common stock, no par value, were outstanding.

Regional Health Properties, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.	Financial Statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in 000’s)(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,533	$2,407
Restricted cash	1,100	1,411
Accounts receivable, net of allowance of $42 and $1,356	1,001	971
Prepaid expenses and other	669	472
Notes receivable	667	610
Assets of disposal group held for sale	—	2,204
Total current assets	4,970	8,075
Restricted cash	2,640	2,668
Property and equipment, net	76,422	77,237
Intangible assets - bed licenses	2,471	2,471
Intangible assets - lease rights, net	825	906
Right-of-use operating lease assets	39,805	—
Goodwill	2,105	2,105
Lease deposits and other deposits	518	402
Straight-line rent receivable	6,731	6,301
Notes receivable	273	331
Other assets	74	74
Total assets	$136,834	$100,570
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other debt	$25,733	$26,397
Accounts payable	4,229	4,361
Accrued expenses and other	3,336	4,461
Operating lease obligation	6,033	—
Liabilities of disposal group held for sale	—	1,491
Total current liabilities	39,331	36,710
Notes payable and other debt, net of current portion:
Senior debt, net	47,977	48,317
Bonds, net	6,372	6,599
Other debt, net	14	—
Operating lease obligation	35,515	—
Other liabilities	1,219	2,793
Deferred tax liabilities	44	—
Total liabilities	130,472	94,419
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, no par value; 55,000 shares authorized; 1,688 and 1,688 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	61,927	61,900
Preferred stock, no par value; 5,000 shares authorized; 2,812 and 2,812 shares issued and outstanding, redemption amount $70,288 and $70,288 at March 31, 2019 and December 31, 2018, respectively	62,423	62,423
Accumulated deficit	(117,988)	(118,172)
Total stockholders’ equity	6,362	6,151
Total liabilities and stockholders’ equity	$136,834	$100,570

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental revenues	$5,138	$5,705
Management fees	239	234
Other revenues	47	48
Total revenues	5,424	5,987
Expenses:
Facility rent expense	1,726	2,171
Cost of management fees	159	157
Depreciation and amortization	1,023	1,221
General and administrative expense	926	879
Provision for doubtful accounts	(172)	1,938
Other operating expenses	408	343
Total expenses	4,070	6,709
Income (loss) from operations	1,354	(722)
Other expense:
Interest expense, net	1,654	1,275
Loss on extinguishment of debt	333	441
Gain on disposal of Assets	(690)	—
Other expense	7	9
Total other expense, net	1,304	1,725
Income (loss) from continuing operations before income taxes	50	(2,447)
Income tax expense	44	26
Income (loss) from continuing operations	6	(2,473)
Income (loss) from discontinued operations, net of tax	178	(55)
Net Income (loss)	184	(2,528)
Preferred stock dividends - declared	—	—
Preferred stock dividends - undeclared	(2,249)	(1,912)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(2,065)	$(4,440)
Net loss (income) per share of common stock attributable to Regional Health Properties, Inc.
Basic and diluted:
Continuing operations	$(1.33)	$(2.66)
Discontinued operations	0.11	(0.04)
	$(1.22)	$(2.70)
Weighted average shares of common stock outstanding:
Basic and diluted	1,688	1,647

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in 000’s)

(Unaudited)

	Shares of Common Stock	Shares of Preferred Stock	Common Stock and Additional Paid-in Capital	Preferred Stock	Accumulated Deficit	Total
Balances, December 31, 2018	1,688	2,812	$61,900	$62,423	$(118,172)	$6,151
Stock-based compensation	—	—	27	—	—	27
Net income	—	—	—	—	184	184
Balances, March 31, 2019	1,688	2,812	$61,927	$62,423	$(117,988)	$6,362

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$184	$(2,528)
Income (loss) from discontinued operations, net of tax	(178)	55
Income (loss) from continuing operations	6	(2,473)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,023	1,221
Interest paid in kind	178	—
Stock-based compensation expense	27	31
Rent expense in excess of cash paid	75	113
Rent revenue in excess of cash received	(428)	(683)
Amortization of deferred financing costs, debt discounts and premiums	53	195
Loss on debt extinguishment	333	441
Gain on disposal of assets	(690)	—
Bad debt (benefit) expense	(172)	1,938
Deferred tax expense	44	—
Changes in operating assets and liabilities:
Accounts receivable	346	(271)
Prepaid expenses and other	50	(22)
Other assets	(155)	33
Accounts payable, and accrued expenses and other	(566)	209
Other liabilities	(7)	—
Net cash provided by operating activities - continuing operations	117	732
Net cash used in operating activities - discontinued operations	(282)	(735)
Net cash used in operating activities	(165)	(3)
Cash flows from investing activities:
Proceeds from disposal of assets, net	1,192	—
Purchase of property and equipment	(87)	(163)
Net cash provided by (used in) investing activities - continuing operations	1,105	(163)
Net cash provided by (used in) investing activities	1,105	(163)
Cash flows from financing activities:
Proceeds from debt issuance	—	2,397
Repayment on notes payable	(1,410)	(503)
Repayment on bonds payable	(243)	—
Debt forbearance costs	(466)	—
Net cash (used in) provided by financing activities - continuing operations	(2,119)	1,894
Net cash used in financing activities - discontinued operations	(34)	(90)
Net cash (used in) provided by financing activities	(2,153)	1,804
Net change in cash and restricted cash	(1,213)	1,638
Cash and restricted cash, beginning	6,486	5,359
Cash and restricted cash, ending	$5,273	$6,997

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$1,434	$755
Supplemental disclosure of non-cash activities:
Non-cash payments of long-term debt	$—	$(8,744)
Non-cash payments of convertible debt	—	(1,500)
Non-cash payments of professional liability settlements from financing	—	(2,371)
Non-cash debt issuance costs and prepayment penalties	—	(1,238)
Non-cash payments of professional liability settlements from prior insurer	—	(2,850)
Net payments through escrow	$—	$(16,703)

Non-cash proceeds from financing	—	13,853
Non-cash proceeds from prior insurer for professional liability settlements	—	2,850
Net proceeds through escrow	$—	$16,703

Non-cash deferred financing	$—	$488
Surrender of security deposit	$—	$245
Non-cash proceeds from vendor-financed insurance	$246	$194
Non-cash proceeds from finance lease to purchase fixed assets	$26	$—

See accompanying notes to unaudited consolidated financial statements

REGIONAL HEALTH PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AdCare Health Systems, Inc. (“AdCare”) is the former parent of, and the predecessor issuer to, Regional Health Properties, Inc. (“Regional Health” or “Regional” and, together with its subsidiaries, the “Company” or “we”). On September 29, 2017, AdCare merged (the “Merger”) with and into Regional Health, a Georgia corporation and wholly owned subsidiary of AdCare formed for the purpose of the Merger, with Regional Health continuing as the surviving corporation in the Merger. The Company now has many of the characteristics of a real estate investment trust and is focused on the ownership, acquisition and leasing of healthcare related properties. For a description of the Merger, see Part II, Item 8, “Financial Statements and Supplemental Data”, Note 1 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2019 (the “Annual Report”).

Regional Health is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living. The Company’s business primarily consists of leasing and subleasing healthcare facilities to third-party tenants, which operate the facilities. The operators of the Company’s facilities provide a range of healthcare services to their patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

As of March 31, 2019, the Company owned, leased, or managed for third parties 28 facilities, primarily in the Southeast United States. Of the 28 facilities, the Company: (i) leased 14 owned facilities and subleased 9 leased skilled nursing facilities to third-party tenants; (ii) leased two owned assisted living facilities to third-party tenants; and (iii) managed on behalf of third-party owners two skilled nursing facilities and one independent living facility (see Note 7 – Leases, to the Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report on Form 10-Q (this “Quarterly Report”), and Note 7 – Leases located in Part II, Item 8, “Financial Statements and Supplemental Data” in the Annual Report for a more detailed description of the Company’s leases).

On April 15, 2019 the Company entered into a purchase and sale agreement with respect to four (4) owned skilled nursing facilities, with a scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, of August 1, 2019, but may be extended by up to fifteen (15) days. For further information, see Note 15 – Subsequent Events.

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

When used in this Quarterly Report, unless otherwise specifically stated or the context otherwise requires, the terms:

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

Going Concern

For the three months ended and as of March 31, 2019, we had negative working capital of approximately $34.3 million. At March 31, 2019, we had $1.5 million in unrestricted cash and $80.1 million in indebtedness, including current maturities of $25.7 million. The current portion of such indebtedness is comprised of: (i) $19.4 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under a debt refinancing facility dated February 15, 2018, as amended from time to time, between the Company and Pinecone Realty Partners II, LLC (“Pinecone”), with an original aggregate principal amount of $16.25 million which refinanced existing mortgage debt (the “Pinecone Credit Facility”), classified as current due to the Company’s short-term forbearance agreement regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note and Note 3 – Liquidity); (ii) $4.0 million of mortgage indebtedness under the Company’s credit facility with Housing & Healthcare Funding, LLC (the “Quail Creek Credit Facility”) maturing in June 2019; and (iii) other debt of approximately $2.3 million, which includes senior debt and bond and mortgage indebtedness.

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

The Company is pursuing a strategy to repay the Pinecone Credit Facility and Quail Creek Credit Facility within the next few months. If these efforts are unsuccessful, the Company may be required to seek relief through a number of other available alternatives, which may include a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See Note – 15 Subsequent Events for details on a purchase and sale agreement, with respect to the sale of certain of the Company’s facilities, which transaction, if successfully completed, is intended to address certain factors creating substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance, however, that these efforts, including the asset sale contemplated by such purchase and sale agreement, will be successful.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the unaudited consolidated financial statements in this Quarterly Report together with the historical audited consolidated financial statements of the Company for the year ended December 31, 2018, included in the Annual Report. See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of all significant accounting policies. During the three months ended March 31, 2019, there were no material changes to the Company’s policies, except as noted below in Recently Adopted Standards.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reverse Stock Split

On December 27, 2018, the Board authorized a reverse stock split of the issued and outstanding shares of the common stock, at a ratio of one-for-twelve shares (the “Reverse Stock Split”). Shareholder approval for the Reverse Stock Split was obtained at the Company’s annual meeting of shareholders on December 27, 2018 and the Reverse Stock Split became effective on December 31, 2018. At the effective date, every twelve shares of the common stock that were issued and outstanding were automatically combined into one issued and outstanding share of the common stock. Shareholders did not receive fractional shares in connection with the Reverse Stock Split and instead, received an additional whole share of the common stock in lieu thereof. The authorized number of shares, and the par value per share, of the common stock was not affected by the Reverse Stock Split. The Reverse Stock Split also correspondingly affected all outstanding Regional Health equity awards. The Reverse

Stock Split was implemented for the purpose of complying with the NYSE American LLC (“NYSE American” or the “Exchange”) continued listing standards regarding low selling price.

All authorized, issued and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Revenue Recognition and Allowances

Triple-Net Leased Properties. The Company’s triple-net leases provide for periodic and determinable increases in rent. The Company recognizes rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in straight-line rent receivable on our consolidated balance sheets. In the event the Company cannot reasonably estimate the future collection of rent from one or more tenant(s) of the Company’s facilities, rental income for the affected facilities is thus recognized only upon cash collection, and any accumulated straight-line rent receivable is thus reversed in the period in which the Company deems rent collection to no longer be probable. Rental revenues for five facilities located in Ohio (until operator transition on December 1, 2018) and one facility in North Carolina (until operator transition on March 1, 2019) were recorded on a cash basis during the year ended December 31, 2018 and three months ended March 31. 2019, respectively. For additional information with respect to such facilities, see Note 7 – Leases.

Revenue from Contracts with Customers. The Company recognizes management fee revenues as services are provided. The Company has one contract to manage three facilities (the “Management Contract”), with payment for each month of service received in full on a monthly basis. The maximum penalty for service contract nonperformance under the Management Contract is $50,000 per year, payable after the end of the year. Further, the Company recognizes interest income from loans and investments, using the effective interest method when collectability is probable. The Company applies the effective interest method on a loan-by-loan basis.

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

As of March 31, 2019 and December 31, 2018, the Company reserved for approximately $0.05 million and $1.4 million, respectively, of gross patient care related receivables arising from its legacy operations. Allowances for patient care receivables are estimated based on an aged bucket method as well as additional analyses of remaining balances incorporating different payor types. Any changes in patient care receivable allowances are recognized as a component of discontinued operations. All uncollected patient care receivables were fully reserved at March 31, 2019 and December 31, 2018.  Accounts receivable, net, totaled $1.0 million at March 31, 2019 and $1.0 million at December 31, 2018.

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

Pre-paid expenses and other

As of March 31, 2019 and December 31, 2018, the Company had $0.7 million and $0.5 million, respectively, in pre-paid expenses and other, primarily for directors’ and officers’ insurance and mortgage insurance premiums.

Self-Insurance

The Company was self-insured against professional and general liability claims since it discontinued its healthcare operations during 2014 and 2015 in connection with its transition from an owner and operator of healthcare properties to a healthcare property holding and leasing company (the “Transition”), see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies in the Annual Report for more information. The Company evaluates quarterly the adequacy of its self-insurance reserve based on a number of factors, including: (i) the number of actions pending and the relief sought; (ii) analyses provided by defense counsel, medical experts or other information which comes to light during discovery; (iii) the legal fees and other expenses anticipated to be incurred in defending the actions; (iv) the status and likely success of any mediation or settlement discussions, including estimated settlement amounts and legal fees and other expenses anticipated to be incurred in such settlement, as applicable; and (v) the venues in which the actions have been filed or will be adjudicated. The Company believes that most of the professional and general liability actions are defensible and intends to defend them through final judgment unless settlement is more advantageous to the Company. Accordingly, the self-insurance reserve reflects the Company’s estimate of settlement amounts for the pending actions, if applicable, and legal costs of settling or litigating the pending actions, as applicable. Because the self-insurance reserve is based on estimates, the amount of the self-insurance reserve may not be sufficient to cover the settlement amounts actually incurred in settling the pending actions, or the legal costs actually incurred in settling or litigating the pending actions. See Note 8 – Accrued Expenses and Other.

In addition, the Company maintains certain other insurance programs, including commercial general liability, property, casualty, directors’ and officers’ liability, crime and employment practices liability.

Recently Adopted Standards

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases, as codified in Accounting Standards Codification (“ASC”) 842, using the non-comparative transition option pursuant to ASU 2018-11. Therefore we have not restated comparative period financial information for the effects of ASC 842, and we have not made the new required lease disclosures for comparative periods beginning before January 1, 2019. The Company recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment, electing the practical expedient to maintain the prior operating lease classification. Effective January 1, 2019, we will assess any new contracts or modification of contracts in accordance with ASC 842 to determine the existence of a lease and its classification. We are reporting revenues and expenses for real estate taxes and insurance, prospectively where the lessee has not made those payments directly to a third party in accordance with their respective leases with us. For the three months ended March 31, 2019, we recorded $0.1 million of rental revenues and the corresponding $0.1 million of real estate tax expense within “Other operating expense” on our consolidated statement of operations. We have elected the practical expedient to account for our leases as a single lease component. Also, we now expense certain leasing costs, other than leasing commissions, as they are incurred. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. Adoption of ASU 2016-02 has not had a material effect on the Company’s consolidated financial statements, other than the initial balance sheet impact of recognizing the right-of-use assets and the right-of-use lease liabilities. As of March 31, 2019, we recognized operating lease assets of $39.8 million on our consolidated balance sheet for the period ended March 31, 2019, which represents the present value of minimum lease payments associated with such leases. Also upon adoption, we recognized operating lease liabilities of $41.5 million, instead of $1.7 million of previously recorded deferred rent recorded in “Other Liabilities” on our consolidated balance sheet for the period ended March 31, 2019. The present value of minimum lease payments was calculated on each lease using a discount rate that approximates our incremental borrowing rate and the current lease term. As of the March 31, 2019, we utilized a discount rate of 7.98% for the Company’s leases. See Note 7– Leases for the Company’s operating leases.

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 1 – Summary of Significant Accounting Policies included in the Annual Report, for a description of the other accounting pronouncements the Company is currently evaluating.

NOTE 2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period. Diluted earnings per share is similar to basic earnings per share except: (i) net income or loss is adjusted by the impact of the assumed conversion of convertible debt into shares of common stock; and (ii) the weighted-average number of shares of common stock outstanding includes potentially dilutive securities (such as options, warrants, non-vested common stock and additional shares of common stock issuable under convertible debt outstanding during the period) when such securities are not anti-dilutive. Potentially dilutive securities from options, warrants and unvested restricted shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants with exercise prices exceeding the average market value are used to repurchase common stock at market value. The incremental shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. Potentially dilutive securities from convertible debt are calculated based on the assumed issuance at the beginning of the period, as well as any adjustment to income that would result from their assumed issuance. For the three months ended March 31, 2019 and 2018, approximately 0.1 million and 0.1 million shares, respectively, of potentially dilutive securities were excluded from the diluted loss per share calculation because including them would have been anti-dilutive for such periods.

The following tables provide a reconciliation of net income (loss) for continuing and discontinued operations and the number of shares of common stock used in the computation of both basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in 000’s, except per share data)	2019	2018
Numerator:
Income (loss) from continuing operations	$6	$(2,473)
Preferred stock dividends - declared	—	—
Preferred stock dividends - undeclared (1)	(2,249)	(1,912)
Basic and diluted loss from continuing operations	(2,243)	(4,385)
Income (loss) from discontinued operations, net of tax	178	(55)
Net loss attributable to Regional Health Properties, Inc. common stockholders	$(2,065)	$(4,440)
Denominator:
Basic - weighted average shares	1,688	1,647
Diluted - adjusted weighted average shares (2)	1,688	1,647
Basic and diluted loss per share:
Loss from continuing operations attributable to Regional Health	$(1.33)	$(2.66)
Income (loss) from discontinued operations	0.11	(0.04)
Loss attributable to Regional Health Properties, Inc. common stockholders	$(1.22)	$(2.70)

(1)

The Board suspended dividend payments with respect to our Series A Preferred Stock commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. Accordingly, the Company has not paid dividends with respect to the Series A Preferred Stock since the third quarter of 2017.

(2)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive were as follows:

	March 31,
(Share amounts in 000’s)	2019	2018
Stock options	15	15
Warrants - employee	49	49
Warrants - non employee	36	36
Shares issuable upon conversion of convertible debt	—	—
Total anti-dilutive securities	100	100

NOTE 3.	LIQUIDITY

Going Concern and Overview

For the three months ended and as of March 31, 2019, we had negative working capital of $34.3 million. At March 31, 2019, we had $1.5 million in unrestricted cash and $80.1 million in indebtedness, including current maturities of $25.7 million. The current portion of such indebtedness is comprised of: (i) $19.4 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under the Pinecone Credit Facility, classified as current due to the Company’s short-term forbearance agreement regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note); (ii) $4.0 million of mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019; and (iii) other debt of approximately $2.3 million, which includes senior debt and bond and mortgage indebtedness.

The continuation of our business is dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the Second A&R Forbearance Agreement (see Note -15 Subsequent Events for details of an amendment to the Second A&R Forbearance Agreement); and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek

Credit Facility, neither of which is entirely within the Company’s control. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The Company is pursuing a strategy to repay the Pinecone Credit Facility and Quail Creek Credit Facility within the next few months. If these efforts are unsuccessful, the Company may be required to seek relief through a number of other available alternatives, which may include a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See Note – 15 Subsequent Events for details on a purchase and sale agreement, with respect to the sale of certain of the Company’s facilities, which transaction, if successfully completed, is intended to address certain factors creating substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance, however, that these efforts, including the asset sale contemplated by such purchase and sale agreement, will be successful.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At March 31, 2019, the Company had $1.5 million in unrestricted cash. During the three months ended March 31, 2019, the Company generated positive cash flow from continuing operations of $0.1 million.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears with respect to the fourth quarter of 2017, all quarters of 2018, and the first quarter of 2019. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Current Maturities of Debt

As of March 31, 2019, the Company had total current liabilities of $39.3 million and total current assets of $5.0 million, resulting in a working capital deficit of approximately $34.3 million. Included in current liabilities at March 31, 2019 is the $25.7 million (net of $0.1 million of deferred financing) current portion of the Company’s $80.1 million in indebtedness. The current portion of such indebtedness is comprised of: (i) $19.4 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee” ) under the Pinecone Credit Facility, classified as current due to the Company’s short-term forbearance agreement with Pinecone regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note); (ii) $4.0 million mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019; and (iii) other debt of approximately $2.3 million, which includes senior debt and bond and mortgage indebtedness. The Company anticipates net principal repayments of approximately $25.8 million during the next twelve-month period which includes the $19.4 million debt under the Pinecone Credit Facility, approximately $4.0 million of payments under the Quail Creek Credit Facility, $1.5 million of routine debt service amortization, approximately $0.8 million payments on other non-routine debt and a $0.1 million payment of bond debt.

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

On September 6, 2018, the Company and certain of its subsidiaries entered into a new Forbearance Agreement (the “New Forbearance Agreement”) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the New Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to specified events of default (such events of default as set forth in the Company’s forbearance agreement with Pinecone as in effect from time to time, the “Specified Defaults”) under the Pinecone Loan Documents.

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

Pursuant to the A&R New Forbearance Agreement, the Company paid Pinecone approximately $1.4 million, of which: (i) $0.2 million was paid to Pinecone on January 4, 2019 for Pinecone’s expenses; and (ii) $1.2 million was paid to Pinecone on January 28, 2019, of which (a) $0.3 million was for Pinecone’s expenses (including a 1% prepayment penalty) and (b) $0.9 million was applied to pay down the principal amount of Pinecone’s loan to AdCare Property Holdings, LLC (the “AdCare Holdco Loan”), which at March 31, 2019 was approximately $4.5 million. The Company funded such payments to Pinecone using the gross proceeds realized by the Company from the Omega Lease Termination, including a $1.2 million termination fee paid by the lessor to the Company, which fee approximated future forgone cash flow from the Company’s related sublease.

The A&R New Forbearance Agreement amended the Loan Agreement to, among other things: (i) add a $0.35 million fee (paid in kind) to the loans on a pro rata basis; (ii) provide for additional payment in kind interest at a rate of 3.5% (the “PIK Rate”), with such interest to be paid in kind in arrears by increasing the outstanding principal amount of loans held by the Pinecone on the first (1st) day of each month; provided that interest accruing at the PIK Rate on each loan and any overdue interest on each loan was paid in cash (a) on the maturity of the loans, whether by acceleration or otherwise, or (b) in connection with any repayment or prepayment of the loans; and (iii) modify the default rate of interest to add an additional 2.5% to the PIK Rate, in addition to the ongoing rate of 13.5%. During the forbearance period under the A&R New Forbearance Agreement, the interest rate paid in cash on the first (1st) day of each month was the ongoing rate of 13.5% per annum. See Note – 10 Discontinued Operations and dispositions for further information on the Omega Lease Termination and subsequent AdCare Holdco Loan partial repayment completed on January 28, 2019. The forbearance period under the A&R New Forbearance Agreement expired according to its terms on March 14, 2019.

On March 29, 2019, the Company and certain of its subsidiaries entered into the Second A&R Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale (as defined below) in accordance with the timeline specified therein (see Note -15 Subsequent Events for details of an amendment to the Second A&R Forbearance Agreement with respect to such timeline). Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019.

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

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the Pinecone Loan Documents, Pinecone may foreclose on the collateral securing the Pinecone Credit Facility (the “Collateral”). The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $4.5 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

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

The Pinecone Loan Documents provide that Pinecone’s rights and remedies upon an event of default are cumulative, and that Pinecone may exercise (although it is not obligated to do so) all or any one or more of the rights and remedies available to it under the Pinecone Loan Documents or applicable law. The Company does not know which rights and remedies, if any, Pinecone may choose to exercise under the Pinecone Loan Documents upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, to accelerate the indebtedness under the Pinecone Credit Facility, or to foreclose on significant assets of the Company (such as the Facilities and/or the equity interests in the Pledged Subsidiaries), then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and on the Company’s ability to continue as a going concern.

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

Debt Covenant Compliance

As of March 31, 2019, the Company is in compliance with its debt covenants other than those in the Quail Creek Credit Facility. The Company was not in compliance with the monthly operator minimum EBITDAR required under the Quail Creek Credit Facility as of March 31, 2019. The Quail Credit Facility requires the Company maintain an operator minimum EBITDAR of $400 thousand, and the Company’s operator minimum EBITDAR was equal to $294 thousand as of March 31, 2019. The Company is currently in the process to obtain a waiver for such violation in anticipation of the sale of the Company’s 118-bed skilled nursing facility commonly known as Quail Creek Nursing & Rehabilitation Center located in Oklahoma City, Oklahoma (the “Quail Creek Facility”), the sale of which is contemplated by the purchase and sale agreement disclosed in Note 15 – Subsequent Events. The Quail Creek Credit Facility is secured by the Quail Creek Facility.

Changes in Operational Liquidity

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

On April 17, 2019, the Company received a letter from NYSE American stating that the Company was not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because the Company failed to timely file its Annual Report on Form 10-K for the period ended December 31, 2018. As a result, the Company became subject to the procedures and requirements set forth in Section 1007 of the Company Guide. The Company was provided a six-month cure period (until October 17, 2019) during which the Exchange would monitor the Company and the status of the initial delinquent report and any subsequent delinquent reports.

On May 17, 2019, the Company received a letter from NYSE American stating that the Company had regained compliance with the Exchange’s continued listing standards set forth in Part 10 of the Company Guide. Specifically, the Company resolved the continued listing deficiency with respect to sections 134 and 1011 of the Company Guide since the Company filed its Annual Report Form 10-K for the period ended December 31, 2018 with the SEC on May 17, 2019.

On May 21, 2019, the Company received a letter of noncompliance from the NYSE American stating that the Company is not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because the Company failed to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2019 (the "Delayed Form 10-Q"), which was due to be filed with the SEC no later than May 20, 2019 (the “Filing Delinquency”). As a result of the foregoing, the Company has become subject to the procedures and requirements of Section 1007 of the Company Guide. During the six-month period from the date of the Filing Delinquency (the “Initial Cure Period”), the Exchange will monitor the Company and the status of the Delayed Form 10-Q and any subsequent reports until the Filing Delinquency is cured. If the Company fails to cure the Filing Delinquency within the Initial Cure Period, the Exchange may, in its sole discretion, allow the Company’s securities to be traded for up to an additional six-month period (the “Additional Cure Period”), depending on the Company’s specific circumstances. If the Exchange determines that an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set forth in Section 1010 of the Company Guide.

Notwithstanding the foregoing, however, the Exchange may in its sole discretion decide (i) not to afford the Company any Initial Cure Period or Additional Cure Period, as the case may be, at all or (ii) at any time during the Initial Cure Period or Additional Cure Period, to truncate the Initial Cure Period or Additional Cure Period, as the case may be. Furthermore, the Exchange may immediately commence suspension and delisting procedures if the Company is subject to delisting pursuant to any other provision of the Company Guide, including if the Exchange believes, in its sole discretion, that continued listing and trading of the Company’s securities on the Exchange is inadvisable or unwarranted in accordance with Sections 1001-1006 of the Company Guide.

By filing this Quarterly Report, the Company has now filed the Delayed Form 10-Q.

In 2016, the NYSE American notified the Company that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. The Company regained compliance with such continued listing standards as a result of the Merger, but there is no assurance that the Company will be able to maintain such compliance in the future. As of March 31, 2019, the Company’s equity at $6.4 million was $0.4 million above the required minimum for compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, Section 1003(a)(iii) of the Company Guide requires stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years. If the Company falls below the required minimum stockholders equity, then the Company could become subject to the procedures and requirements of Section 1009 of the Company Guide and be required to submit a compliance plan describing the actions the Company is taking or would take to regain compliance with the continued listing standards. Alternatively, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

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

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months including the Quail Creek Credit Facility maturing in June 2019, the likelihood that the Company will be able to comply with the requirements in the Pinecone Loan Documents, including the Second A&R New Forbearance Agreement, and Pinecone’s remedies in the event of non-compliance, as well as the Company’s recurring business operating expenses.

There is no assurance that the Company will be able to repay, refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, or comply with all of the requirements under the Pinecone Loan Documents, including the Second A&R Forbearance Agreement as amended, which requires, among other things, that the Company complete the Asset Sale in accordance with the timeframe set forth therein. Such compliance depends, in part, on the Company’s ability to work with outside parties, which is not within the Company’s exclusive control. If the Company is unable to repay, refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, the Quail Creek Facility lender may exercise its default-related rights, or if the Company is unable to comply with all the requirements under the Pinecone Loan Documents, including the Second A&R Forbearance Agreement, and Pinecone were to accelerate all obligations under the Pinecone Loan Documents or otherwise exercise its default-related rights or foreclose on the Collateral, then it will have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

The Company is pursuing a strategy to repay the Pinecone Credit Facility and the Quail Creek Credit Facility by means of the Asset Sale and to streamline its cost infrastructure. See Note – 9 Notes Payable and Other Debt and Note – 15 Subsequent Events for a further discussion of the conditions of the extension of the Quail Creek Credit Facility and a purchase and sale transaction to effectuate the Asset Sale, which if completed, would permit us to repay the Pinecone Credit Facility and the Quail Creek Credit Facility in full. There is no assurance that we will be able to successfully execute this strategy or otherwise repay the Pinecone Credit Facility and the Quail Creek Credit Facility. Due to the inherent risks, unknown results, and significant uncertainties associated with each of these matters along with the direct correlation between these matters and the Company’s ability to satisfy the financial obligations that may arise over the applicable one-year period, the Company is unable to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

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

NOTE 4.	CASH AND RESTRICTED CASH

The following presents the Company's cash and restricted cash:

(Amounts in 000’s)	March 31, 2019	December 31, 2018
Cash	$1,533	$2,407

Restricted cash:
Cash collateral	144	313
Replacement reserves	297	297
Escrow deposits	659	801
Total current portion	1,100	1,411
Restricted cash for debt obligations	365	365
HUD and other replacement reserves	2,275	2,303
Total noncurrent portion	2,640	2,668
Total restricted cash	3,740	4,079

Total cash and restricted cash	$5,273	$6,486

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

HUD and other replacement reserves—The regulatory agreements entered into in connection with the financing secured through the U.S. Department of Housing and Urban Development (“HUD”) require monthly escrow deposits for replacement and improvement of the HUD project assets..

NOTE 5.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment:

(Amounts in 000’s)	Estimated Useful Lives (Years)	March 31, 2019	December 31, 2018
Buildings and improvements	5-40	$88,764	$88,710
Equipment and computer related	2-10	7,151	7,398
Land	—	4,130	4,131
Construction in process	—	26	43
		100,071	100,282
Less: accumulated depreciation and amortization		(23,649)	(23,045)
Property and equipment, net		$76,422	$77,237

The following table summarizes total depreciation and amortization expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Amounts in 000’s)	2019	2018
Depreciation	$731	$808
Amortization	292	413
Total depreciation and amortization expense	$1,023	$1,221

NOTE 6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

(Amounts in 000’s)	Bed licenses (included in property and equipment)(a)	Bed Licenses - Separable	Lease Rights	Total
Balances, December 31, 2018
Gross	$22,811	$2,471	$5,015	$30,297
Accumulated amortization	(4,849)	—	(4,109)	(8,958)
Net carrying amount	$17,962	$2,471	$906	$21,339
Acquisitions	—	—	40	40
Amortization expense	(171)	—	(121)	(292)
Balances, March 31, 2019
Gross	22,811	2,471	5,055	30,337
Accumulated amortization	(5,020)	—	(4,230)	(9,250)
Net carrying amount	$17,791	$2,471	$825	$21,087

(a)	Non-separable bed licenses are included in property and equipment as is the related accumulated amortization expense (see Note 5 – Property and Equipment).

The following table summarizes amortization expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Amounts in 000’s)	2019	2018
Bed licenses	$171	$171
Lease rights	121	242
Total amortization expense	$292	$413

Expected amortization expense for all definite-lived intangibles for each of the years ended December 31 is as follows:

(Amounts in 000’s)	Bed Licenses	Lease Rights
2019(a)	$512	$367
2020	683	303
2021	683	23
2022	683	23
2023	683	23
Thereafter	14,547	86
Total expected amortization expense	$17,791	$825

(a)	Estimated amortization expense for the year ending December 31, 2019, includes only amortization to be recorded after March 31, 2019.

The following table summarizes the carrying amount of goodwill:

(Amounts in 000’s)	March 31, 2019	December 31, 2018
Goodwill	$2,945	$2,945
Accumulated impairment losses	(840)	(840)
Net carrying amount	$2,105	$2,105

The Company does not amortize indefinite-lived intangibles, which consist of separable bed licenses and goodwill.

NOTE 7.	LEASES

Operating Leases

The Company leases nine skilled nursing facilities from unaffiliated owners under non-cancelable leases, all of which have rent escalation clauses and provisions requiring payment of real estate taxes, insurance and maintenance costs by the lessee. Each of the skilled nursing facilities that are leased by the Company are subleased to and operated by third-party tenants. The Company also leases certain office space located in Atlanta and Suwanee, Georgia. The Atlanta office space is subleased to a third-party entity.

As of March 31, 2019, the Company is in compliance with all operating lease financial covenants.

Subleased facilities

The weighted average remaining lease term for our nine subleased facilities is 8.6 years.

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

Covington Prime Lease. One of the Company’s facilities is leased under an agreement dated August 26, 2002, as subsequently amended (the “Covington Prime Lease”), by and between the Company and Covington Realty, LLC (“Covington”). On January 11, 2019 the Company and Covington entered into a forbearance agreement (the “Covington Forbearance Agreement”), whereby the Company and Covington agreed that (a) the term of the lease shall be extended from April 30, 2025 until April 30, 2029 (the “Term”); (b) the base rent was reduced by approximately $0.8 million over the remainder of the prior lease term; and (c) the Company shall receive relief from approximately $0.5 million of outstanding lease amounts (the “Rent Due”) as of December 31, 2018. Without waiving any default by the Company or Covington’s rights and remedies, and subject to specified terms and conditions for so long as the Company or the Company’s subtenant are not in default under the lease and the proposed sublease, as the case may be. Covington (including its subsidiaries, affiliates, successors and assigns) will forbear from pursuing its rights against the Company for so long as neither the Company nor its subtenant is not in default under the existing lease, as amended on January 11, 2019, or the new sublease, on the final day of the third, fourth and fifth years following the execution of the new sublease. Covington will release and forever quit claim specified portions of the Rent Due as follows: one-third (1/3) at the end of year 3 of the new sublease, one-third (1/3) at the end of year 4 of the new sublease, and one-third (1/3) at the end of year 5 of the new sublease. The forbearance period under the Covington Forbearance Agreement shall terminate as of the expiration of the Term. At Covington’s option in its sole and absolute business discretion, the Covington Forbearance Agreement and the forbearance period thereunder can be terminated upon the occurrence of certain specified events such as, the Company files a petition for bankruptcy or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy is filed against the Company, or any other judicial action is taken with respect to the Company by any creditor of the Company or the Company breaches or defaults in performance of any covenant or agreement contained in the Covington Forbearance Agreement. Upon termination of the forbearance period under the Covington Forbearance Agreement, for any reason, Covington may take all steps it deems necessary or desirable to enforce its lease rights as permitted by law or equity.

Bonterra/Parkview Master Lease. Prior to the Omega Lease Termination which was effective January 15, 2019, the Omega Facilities were leased under a single indivisible agreement (the “Bonterra/Parkview Master Lease”), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants. Effective January 15, 2019, pursuant to the Omega Lease Termination and as contemplated by the A&R New Forbearance Agreement, the Company’s leases for the Omega Facilities were terminated by mutual consent of the Company and the lessor of the Omega Facilities.

In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor and on January 28, 2019 received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of the AdCare Holdco Loan. The Omega Lease Termination contributed approximately $0.7 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the period ended March 31, 2019. For further information see Note 10 - Discontinued Operations and Dispositions.

Wellington. Two of the Company’s eight Georgia Facilities, leased under the Prime Lease, are subleased to the Wellington Sublessees under the Wellington Subleases, due to expire August 31, 2027, comprising the Tara Facility and the Power Springs Facility. Effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or in aggregate approximately an average $31,000 per month cash rent reduction for the year ended December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively for the Tara Facility and the Power Springs Facility combined. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence of the 1st day of the sixth lease year.

Future Minimum Lease Payments

Future minimum lease payments for each of the next five years ending December 31, are as follows:

(Amounts in 000’s)	Future rental payments	Accretion of lease liability (1)	Operating lease obligation
2019 (2)	$4,712	$(153)	$4,559
2020	6,390	(623)	5,767
2021	6,551	(1,091)	5,460
2022	6,691	(1,540)	5,151
2023	6,823	(1,972)	4,851
Thereafter	26,790	(11,030)	15,760
Total	$57,957	$(16,409)	$41,548

(1)	Weighted average discount rate 7.98%
(2)	Estimated minimum lease payments for the year ending December 31, 2019 include only payments to be paid after March 31, 2019.

Leased and Subleased Facilities to Third-Party Operators

The Company leases or subleases 25 facilities (16 owned by the Company and 9 leased to the Company) to third-party tenants on a triple net basis, meaning that the lessee (i.e., the third-party tenant of the property) is obligated under the lease or sublease, as applicable, for all costs of operating the property, including insurance, taxes and facility maintenance, as well as the lease or sublease payments, as applicable. The weighted average remaining lease term for our facilities is 8.6 years.

Beacon. On August 1, 2015, the Company entered into a lease inducement fee agreement with certain affiliates (collectively, the "Beacon Affiliates") of Beacon Health Management, LLC (“Beacon”), pursuant to which the Company paid a fee of $0.6 million as a lease inducement for certain Beacon Affiliates to enter into sublease agreements and to commence such subleases and transfer operations thereunder (the “Beacon Lease Inducement”). As of December 31, 2017, the balance of the Beacon Lease Inducement was approximately $0.5 million. On April 24, 2018, five Beacon affiliates (the “Ohio Beacon Affiliates”) informed the Company in writing that they would no longer be operating five (four owned and one leased by the Company) of the Company’s facilities located in Ohio (the “Ohio Beacon Facilities”), whose leases were set to expire in 2025, and that they would surrender operation of such facilities to the Company on June 30, 2018. On November 30, 2018, the Ohio Beacon Affiliates, who were ten months in arrears on rental payments, surrendered possession of the Ohio Beacon Facilities and the lease was terminated by mutual consent. Pursuant to such termination, on November 30, 2018, the Company and the Ohio Beacon Affiliates entered into a termination agreement (the “Ohio Beacon Termination Agreement”), whereby the  Ohio Beacon Affiliates agreed to pay a $0.675 million termination fee, payable in 18 monthly installments of $37,500 commencing January 3, 2019 in full satisfaction of the $0.5 million Beacon Lease Inducement and approximately $2.5 million in rent in arrears and approximately $0.6 million of other receivables, such as property taxes and capital expenditures, which discharges each tenant from any and all claims upon completion of the payment plan. The Company intends to enforce its rights under the Ohio Beacon Termination Agreement. As of the date of filing this Quarterly Report, six such installment payments have been received, but there is no assurance that the Company will be able to obtain payment of the outstanding unpaid termination fee from the Ohio Beacon Affiliates. During the year ended December 31, 2018, the Company recognized revenue on a cash basis with respect to the Ohio Beacon Facilities. During the first quarter of 2018, the Company expensed approximately $0.7 million straight-line rent asset, recorded an allowance of $0.5 million against the Beacon Lease Inducement and recorded approximately $0.3 million allowance for other receivables.

Aspire. On November 30, 2018, the Company subleased the Ohio Beacon Facilities to affiliates (collectively, “Aspire Sublessees”) of Aspire Regional Partners, Inc. (“Aspire”) management formerly affiliated with MSTC Development Inc., pursuant to separate sublease agreements (the “Aspire Subleases”), whereby the Aspire Sublessees took possession of, and commenced operating, the Ohio Beacon Facilities (under Aspire’s operation, the “Aspire Facilities”) as subtenant. The Aspire Subleases became effective on December 1, 2018 and are structured as triple net leases. The Aspire Facilities are comprised of: (i) a 94-bed skilled nursing facility located in Covington, Ohio (the “Covington Facility”); (ii) an 80-bed assisted living facility located in Springfield, Ohio (the “Eaglewood ALF Facility”); (iii) a 99-bed skilled nursing facility located in Springfield, Ohio (the “Eaglewood Care Center Facility”); (iv) a 50-bed skilled nursing facility located in Greenfield, Ohio (the “H&C of Greenfield Facility”); and (v) a 50-bed skilled nursing facility located in Sidney, Ohio (the “Pavilion Care Facility”). Under the Aspire Subleases, a default related to an individual facility may cause a default under all the Aspire Subleases. All Subleases are for an initial term of ten years, with renewal options, except with respect to term for the H&C of Greenfield Facility, which has an initial five year term, and set annual rent increases generally commencing in the third lease year; from month seven of the Aspire Subleases monthly rent amounts may increase based on each facility’s prior month occupancy, with minimum annual rent escalations of at least 1% generally commencing in the third lease year. Minimum rent receivable for the Covington Facility, the Eaglewood ALF Facility, the Eaglewood Care Center Facility, the H&C of Greenfield Facility and the Pavilion Care Facility for the year ending December 31, 2019 is $0.4 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million per annum, respectively. Additionally, the Company agreed to indemnify Aspire against any and all liabilities imposed on them as arising from the former operator, capped at $8.0 million. The Company has assessed the fair value of the indemnity agreements as not material to the financial statements at March 31, 2019.

Symmetry. Affiliates (the “Symmetry Tenants”) of Healthcare Management, LLC (“Symmetry” or “Symmetry Healthcare”) leased the following facilities from the Company, pursuant to separate lease agreements which expire in 2030 (the “Symmetry Leases”): (i) the Company’s 106 bed, skilled nursing facility located in Sylvia, North Carolina (the “Mountain Trace Facility”); (ii) the Company’s 96-bed, skilled nursing facility located in Sumter, South Carolina (the “Sumter Facility”); and (iii) the Company’s 84-bed, skilled nursing facility located in Georgetown, South Carolina (the “Georgetown Facility”). On June 27, 2018, the Company notified Blue Ridge of Sumter, LLC, the tenant with respect to the Sumter Facility (the “Sumter Tenant”), and Blue Ridge on the Mountain, LLC, the tenant with respect to the Mountain Trace Facility (the “Mountain Trace Tenant”), that continued breach of the payment terms of the applicable Symmetry Lease would constitute an event of default. The Symmetry Tenants had alleged that the Company was in material breach of each of the Symmetry Leases with regard to deferred maintenance and were withholding rental payments on the basis of such allegations.

Prior to September 20, 2018, the Mountain Trace Tenant had not paid approximately $0.2 million in rent owed for April through August 2018, the Sumter Tenant had not paid approximately $0.3 million in rent owed for May through August 2018, and Blue Ridge in Georgetown, LLC, the tenant with respect to the Georgetown Facility (the “Georgetown Tenant”), had not paid $0.05 million in rent owed for July and August 2018.

On September 20, 2018, the Company reached an agreement with the Symmetry Tenants with respect to the Symmetry Leases, pursuant to which the Symmetry Tenants agreed to a payment plan for the rent arrears and the Company agreed to a reduction in annualized rent of approximately $0.6 million and waived approximately $0.2 million in rent arrears, upon which the Symmetry Tenants recommenced monthly rent payments of $0.1 million starting with the September 1, 2018 amounts due under the Symmetry Leases. There is no assurance that the Company will be able to obtain payment of all unpaid rents and the collection of approximately $1.2 million (of asset balances shown in the table below) could be at risk. On February 28, 2019 the Company completed a mutual lease termination with the Mountain Trace Tenant and operations at the facility were transferred to Vero Health X, LLC (‘Vero Health”).

Balances, net of allowances as of March 31, 2019 and annualized cash rent under the lease agreements for the Symmetry affiliated facilities is shown below:

(Amounts in 000’s)
Facility Name	Revenue Recognition	Straight- Line Rent Asset	Other Receivables	2018 Original Cash Annual Rent**	% of Total Original Expected 2018 Cash Annual Rent**	Annualized Rent Concession Granted*
North Carolina
Mountain Trace (1)	Cash basis	$—	$—	$742	3.3%	$382
South Carolina
Sumter	Straight-line	571	381	836	3.8%	236
Georgetown	Straight-line	237	73	338	1.5%	26
		$808	$454	$1,916	8.6%	$644

(1)	On March 1, 2019, the previous lease with an affiliate of Symmetry Healthcare with an expected lease term of May 31, 2030 was mutually terminated.

*Effective September 1, 2018.

** Excludes concession granted

Vero Health. On February 28, 2019, the Company entered into a lease agreement (the “Vero Health Lease”) with Vero Health, providing that Vero Health would take possession of and operate the Mountain Trace Facility located in North Carolina. The Vero Health Lease became effective, upon the termination of the prior Mountain Trace Tenant mutual lease termination on March 1, 2019.  The Vero Health Lease is for an initial term of 10 years, with renewal options, is structured as a triple net lease and rent for the Mountain Trace Facility is approximately $0.5 million per year, with an annual 2.5 % rent escalation clause.

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

At March 31, 2019, there was approximately $1.1 million outstanding on the Peach Line.

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

Future minimum lease receivables from the Company’s facilities leased and subleased to third party tenants for each of the next five years ending December 31, are as follows:

(Amounts in 000's)
2019 (a)	$13,802
2020	18,752
2021	19,202
2022	20,442
2023	20,828
Thereafter	83,654
Total	$176,680

(a)	Estimated minimum lease payments for the year ending December 31, 2019 include only payments to be paid after March 31, 2019.

For further details regarding the Company’s leased and subleased facilities to third-party operators, including a full summary of the Company’s leases to third-parties and which comprise the future minimum lease receivables of the Company, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 7 - Leases and Note 10 – Acquisitions and Dispositions included in the Annual Report.

NOTE 8.	ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

(Amounts in 000’s)	March 31, 2019	December 31, 2018
Accrued employee benefits and payroll-related	$334	$326
Real estate and other taxes	737	851
Self-insured reserve (1)	955	1,435
Accrued interest	419	419
Unearned rental revenue	40	138
Other accrued expenses	851	1,292
Total accrued expenses and other	$3,336	$4,461

(1)

The Company self-insures against professional and general liability cases incurred prior to the Transition and uses a third party administrator and outside counsel to manage and defend the claims (see Note 13 - Commitments and Contingencies).

NOTE 9.	NOTES PAYABLE AND OTHER DEBT

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 9 – Notes Payable and Other Debt included in the Annual Report for a detailed description of all the Company’s debt facilities.

Notes payable and other debt consists of the following:

(Amounts in 000’s)	March 31, 2019	December 31, 2018
Senior debt—guaranteed by HUD	$32,645	$32,857
Senior debt—guaranteed by USDA (a)	13,619	13,727
Senior debt—guaranteed by SBA (b)	664	668
Senior debt—bonds	6,717	6,960
Senior debt—other mortgage indebtedness	27,285	28,139
Other debt	844	664
Subtotal	81,774	83,015
Deferred financing costs	(1,518)	(1,535)
Unamortized discount on bonds	(160)	(167)
Total debt	80,096	81,313
Less: current portion of debt	25,733	26,397
Notes payable and other debt, net of current portion	$54,363	$54,916

(a)	U.S. Department of Agriculture (“USDA”)
(b)	U.S. Small Business Administration (“SBA”)

The following is a detailed listing of the debt facilities that comprise each of the above categories:

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2019	December 31, 2018
Senior debt - guaranteed by HUD (b)
The Pavilion Care Center	Red Mortgage	12/01/2027	Fixed	4.16%	$1,191	$1,219
Hearth and Care of Greenfield	Red Mortgage	08/01/2038	Fixed	4.20%	2,044	2,061
Woodland Manor	Midland State Bank	10/01/2044	Fixed	3.75%	5,186	5,216
Glenvue	Midland State Bank	10/01/2044	Fixed	3.75%	8,053	8,099
Autumn Breeze	KeyBank	01/01/2045	Fixed	3.65%	7,000	7,041
Georgetown	Midland State Bank	10/01/2046	Fixed	2.98%	3,543	3,564
Sumter Valley	KeyBank	01/01/2047	Fixed	3.70%	5,628	5,657
Total					$32,645	$32,857
Senior debt - guaranteed by USDA (c)
Coosa	Metro City	09/30/2035	Prime + 1.50%	7.00%	5,344	5,388
Mountain Trace	Community B&T	01/24/2036	Prime + 1.75%	7.25%	4,103	4,135
Southland	Bank of Atlanta	07/27/2036	Prime + 1.50%	7.00%	4,172	4,204
Total					$13,619	$13,727
Senior debt - guaranteed by SBA (d)
Southland	Bank of Atlanta	07/27/2036	Prime + 2.25%	7.75%	664	668
Total					$664	$668

(a)

Represents cash interest rates as of March 31, 2019 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs, which range from 0.08% to 0.53% per annum.

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

(c)

For the three skilled nursing facilities, the Company has term loans insured 70% to 80% by the USDA with financial institutions. The loans have an annual renewal fee for the USDA guarantee of 0.25% of the guaranteed portion. The loans have prepayment penalties of 1% to 3% through 2019, which declines 1% each year, capped at 1% for the remainder of the first 10 years of the term and 0% thereafter.

(d)	For the one facility, the Company has a term loan with a financial institution, which is insured 75% by the SBA.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2019	December 31, 2018
Senior debt - bonds (b)
Eaglewood Bonds Series A	City of Springfield, Ohio	05/01/2042	Fixed	7.65%	$6,379	$6,610
Eaglewood Bonds Series B	City of Springfield, Ohio	05/01/2021	Fixed	8.50%	338	350
Total					$6,717	$6,960

(a)	Represents cash interest rates as of March 31, 2019. The rates exclude amortization of deferred financing of approximately 0.15% per annum.
(b)

On December 21, 2018, the Company received $243,467 in cash representing a refund of the original issuance fees of these bonds, into its restricted cash account managed by BOKF, NA, who on January 18, 2019, completed a principal distribution of such funds to notified bondholders on January 15, 2019. This pro-rata distribution was made pursuant to the Order Authorizing Distribution of Settlement Funds Collected in Related Actions Brought by the Securities and Exchange Commission Section 5 filed August 21, 2017 in the United States District Court District of New Jersey styled Securities and Exchange Commission, Plaintiff, v. Christopher Freeman Brogdon, Defendant, and Connie Brogdon, et al., Relief Defendants. Case 2:15-cv-08173-KM-JBC.

(Amounts in 000’s)
Facility	Lender	Maturity	Interest Rate (a)		March 31, 2019	December 31, 2018
Senior debt - other mortgage indebtedness
Quail Creek (c)	Congressional Bank	06/30/2019	LIBOR + 4.75%	7.24%	$3,981	$4,059
Meadowood	Exchange Bank of Alabama	05/01/2022	Fixed	4.50%	3,882	3,918
College Park	Pinecone (b)	08/15/2020	Fixed	13.50%	2,872	2,846
Northwest	Pinecone (b)	08/15/2020	Fixed	13.50%	2,830	2,803
Attalla	Pinecone (b)	08/15/2020	Fixed	13.50%	9,171	9,089
Adcare Property Holdings	Pinecone (b)	08/15/2020	Fixed	13.50%	4,549	5,424
Total					$27,285	$28,139

(a)

Represents cash interest rates as of March 31, 2019 as adjusted for interest rate floor limitations, if applicable. The rates exclude amortization of deferred financing costs which range from approximately 0.15% to 1.51% per annum and excludes the 5.5% finance fee described below.

(b)

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone. On March 29, 2019, the Company entered into the Second A&R Forbearance Agreement, which provided for certain amendments to the Pinecone Credit Facility (for further information see, “Pinecone Credit Facility” below in this Note).

(c)

The Company is currently in the process to extend the maturity date of the Quail Creek Credit Facility, subject to certain conditions (for further information, see Note – 15 Subsequent Events, “Quail Creek Credit Facility”.

(Amounts in 000’s)
Lender	Maturity	Interest Rate		March 31, 2019	December 31, 2018
Other debt
First Insurance Funding	03/01/2020	Fixed	6.19%	$246	$20
Key Bank	08/02/2019	Fixed	0.00%	495	495
McBride Note (a)	09/30/2019	Fixed	4.00%	77	115
South Carolina Department of Health & Human Services (b)	02/24/2019	Fixed	5.75%	—	34
Marlin Covington Finance	03/11/2021	Fixed	20.17%	26	—
Total				$844	$664

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

Convertible debt

On February 15, 2018, the Company repaid the outstanding principal balance of $1.5 million of convertible debt issued in July 2012 bearing annual interest of 14%, to Cantone Asset Management, LLC, together with accrued interest thereon, with proceeds from the Pinecone Credit Facility.

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

The Pinecone Credit Facility is subject to customary operating and financial covenants and regulatory conditions for each of the Facilities, which could result in additional monthly interest charges during any non-compliance and cure period. The Pinecone Credit Facility is prepayable with a prepayment premium equal to 1% of the principal amount being repaid.

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

The Company and certain of its subsidiaries subsequently entered into the New Forbearance Agreement with Pinecone with respect to the Loan Agreement on September 6, 2018 and into the A&R New Forbearance Agreement again on December 31, 2018. The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018 and the forbearance period under the A&R New Forbearance Agreement terminated on December 31, 2018 because the Company did not satisfy certain conditions set forth therein.

Pursuant to the New Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Pinecone Loan Documents. Such amendments, among other things: (i) increased the finance fee payable on repayment or acceleration of the loans, depending on the time at which the loans are repaid ($0.25 million prior to December 31, 2018 and $0.5 million thereafter); and (ii) increased the outstanding principal balance owed by (a) approximately $0.7 million to reimburse Pinecone for its accrued and unpaid expenses and to pay outstanding interest payments for prior interest periods and (b) $1.5 million as a non-refundable payment of additional interest. During the forbearance period under the New Forbearance Agreement, the interest rate reverted from the default rate of 18.5% per annum to the ongoing rate of 13.5% per annum.

Pursuant to the New Forbearance Agreement which amended the Pinecone Loan Documents, the Company hired a financial advisor (a “Financial Advisor”) acceptable to Pinecone to advise management and the Company’s board of directors on operational improvements and to assist in coordinating overall company strategy, whose engagement shall include assisting the Company to obtain one or more sources of refinancing to repay the obligations under the Pinecone Loan Documents.

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

Pursuant to the A&R New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement, whereby Pinecone consented to the Omega Lease Termination and required the Company to pay to Pinecone approximately $1.4 million, of which $0.2 million was paid on January 4, 2019 for Pinecone’s expenses, which included a 1% prepayment penalty. On January 28, 2019, in connection with the Omega Lease Termination, the Company received gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases.

The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of the AdCare Holdco Loan.

The A&R New Forbearance Agreement amended the Loan Agreement to, among other things: (i) add a $0.35 million fee (paid in kind) to the loans on a pro rata basis; (ii) provided for the PIK Rate (at a rate of 3.5% ), with such interest to be paid in kind in arrears by increasing the outstanding principal amount of loans held by Pinecone on the first (1st) day of each month; provided that interest accruing at the PIK Rate on each loan and any overdue interest on each loan shall be paid in cash (a) on the maturity of the loans, whether by acceleration or otherwise, or (b) in connection with any repayment or prepayment of the loans; and (iii) modify the default rate of interest to add an additional 2.5% to the PIK Rate, in addition to the ongoing rate of 13.5%. During the forbearance period under the A&R New Forbearance Agreement, the interest rate to be paid in cash on the first (1st) day of each month was the ongoing rate of 13.5% per annum.

In addition, the A&R New Forbearance Agreement amended the Loan Agreement to require the Company to continue to retain the financial advisor as the Company’s chief restructuring officer (“CRO”) and hire a nationally recognized investment banker reasonably acceptable to Pinecone no later than January 7, 2019 to advise management and the Board on potential asset sale and related transactions and perform valuation debt capacity analyses. By February 28, 2019, the Company and the CRO (whose responsibilities were expanded to include all aspects of transaction planning, including a process of soliciting bids for one or more asset sale or related transactions (the “Bid Solicitation”) had to: (i) complete the Bid Solicitation; and (ii) negotiate in good faith and enter into with Pinecone an agreement that is acceptable to Pinecone, which required, among other things, that the Company engage in a process that culminates in (a) the consummation of one or more asset sales or related transactions and (b) the payment in full in cash of all obligations under the Loan Agreement with the proceeds thereof.  As a condition of the A&R New Forbearance Agreement the Company appointed a Pinecone non-voting observer to attend all meetings of the Board and each committee thereof, subject to certain exceptions described in the A&R New Forbearance Agreement.

On March 29, 2019, the Company and certain of its subsidiaries entered into the Second A&R Forbearance Agreement with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale in accordance with the timeline specified therein (see Note -15 Subsequent Events for details of an amendment to the Second A&R Forbearance Agreement with respect to such timeline). Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Loan Agreement.  The Second A&R Forbearance Agreement  requires, among other things (i) that the Company pursue and complete the Asset Sale which would result in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Loan Agreement as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerates the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019. See Note – 15 Subsequent Events for further information.

Debt Covenant Compliance

As of March 31, 2019, the Company had approximately 23 credit related instruments outstanding that include various financial and administrative covenant requirements. Covenant requirements include, but are not limited to, fixed charge coverage ratios, debt service coverage ratios, minimum EBITDA or EBITDAR, and current ratios. Certain financial covenant requirements are based on consolidated financial measurements whereas others are based on measurements at the subsidiary level (i.e., facility, multiple facilities or a combination of subsidiaries).  The subsidiary level requirements are as follows: (i) financial covenants measured against subsidiaries of the Company; and (ii) financial covenants measured against third-party operator performance. Some covenants are based on annual financial metric measurements whereas others are based on monthly and quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant requirements.

The Company is in compliance with its debt covenants other than those in the Quail Creek Credit Facility. The Company was not in compliance with the monthly operator minimum EBITDAR required under the Quail Creek Credit Facility as of March 31, 2019. The Quail Creek Credit Facility requires the Company maintain an operator minimum EBITDAR of $400 thousand, and the Company’s operator minimum EBITDAR was equal to $294 thousand as of March 31, 2019, the Company is currently in the process to obtain a waiver for such violation in anticipation of the sale of the Quail Creek Facility pursuant to a purchase and sale agreement. For further information see, Note – 15 Subsequent Events, “Quail Creek Credit Facility”.

Scheduled Maturities

The schedule below summarizes the scheduled gross maturities for the twelve months ended March 31 of the respective year:

For the twelve months ended March 31,	(Amounts in 000’s)
2020 (1)	$25,796
2021	1,668
2022	1,736
2023	5,099
2024	1,748
Thereafter	45,727
Subtotal	$81,774
Less: unamortized discounts	(160)
Less: deferred financing costs, net	(1,518)
Total notes and other debt	$80,096

(1)	Unless accelerated by Pinecone, the Pinecone Credit Facility matures on August 15, 2020.
NOTE 10.	DISCONTINUED OPERATIONS AND DISPOSITIONS

Discontinued Operations

For discontinued operations, cost of services, primarily accruals or releases of over accruals for professional and general liability claims and bad debt expense are classified in the activities below. For a historical listing and description of the Company’s discontinued entities, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 11 – Discontinued Operations included in the Annual Report.

The following table summarizes the activity of discontinued operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Amounts in 000’s)	2019	2018
Cost of services	$(178)	$52
Interest expense, net	—	3
Net income (loss)	$178	$(55)

Dispositions

Effective January 15, 2019, and as contemplated by the A&R New Forbearance Agreement, the Company’s lease for the Omega Facilities (two facilities located in Georgia), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, were terminated by mutual consent of the Company and the lessor of the Omega Facilities.

In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor and on January 28, 2019 and received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of the AdCare Holdco Loan.

The Omega Lease Termination contributed approximately $0.7 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the period ended March 31, 2019.

Assets and liabilities of the disposal group at December 31, 2018, was as follows:

December 31,
(Amounts in 000's)	2018
Lease deposits	$375
Straight-line rent receivable	704
Buildings and improvements, net	352
Equipment and computer related, net	97
Intangible assets—lease rights, net	676
Assets of disposal group	$2,204

Accounts payable	$100
Other liabilities -lease deposits	170
Other liabilities -accrued straight-line rent	1,221
Liabilities of disposal group	$1,491

NOTE 11.	COMMON AND PREFERRED STOCK

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

There were no dividends paid on the common stock during the three months ended March 31, 2019 and during the three months ended March 31, 2018.

Preferred Stock

No dividends were declared or paid on the Series A Preferred Stock for the three months ended March 31, 2019 and for the three months ended March 31, 2018.

As of March 31, 2019, as a result of the suspension of the dividend payment on the Series A Preferred Stock commencing with the fourth quarter 2017 dividend period, the Company has $12.1 million of undeclared preferred stock dividends in arrears.  Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at an annual rate equal to 10.875% of the $25.00 per share stated liquidation preference of the Series A Preferred Stock, which is equivalent to an annual rate of $2.72 per share or $1.9 million per quarter. Dividends on the Series A Preferred Stock, when and as declared by the Board, are payable quarterly in arrears, on March 31, June 30, September 30, and December 31 of each year. On June 8, 2018, the Board determined to continue suspension of the payment of the quarterly dividend on the Series A Preferred Stock indefinitely. Under the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock shall continue to accrue and accumulate regardless of whether such dividends are declared by the Board. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for four dividends periods: (i) the annual dividend rate on the Series A Preferred Stock has increased to 12.875% ,which is equivalent to an annual rate of $3.22 or $2.2 million per quarter, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash; and (ii) the holders of the Series A Preferred Stock will be entitled to vote, as a single class, for the election of two additional directors to serve on the Board, as further described in the Charter.

As of March 31, 2019, the Company had 2,811,535 shares of the Series A Preferred Stock issued and outstanding.

The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to the redemption date.

For historical information regarding the Series A Preferred Stock, the Company’s former “at-the-market” offering program and prior share repurchase programs, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 12 – Common and Preferred Stock included in the Annual Report.

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

For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in 000’s)	2019	2018
Employee compensation:
Restricted stock	$—	$3
Total employee stock-based compensation expense	$—	$3
Non-employee compensation:
Board restricted stock	$27	$28
Total non-employee stock-based compensation expense	$27	$28
Total stock-based compensation expense	$27	$31

Stock Incentive Plan

The AdCare Health Systems, Inc. 2011 Stock Incentive Plan, as amended (the “2011 Stock Incentive Plan”), was assumed by Regional Health pursuant to the Merger.  As a result of the Merger, all rights to acquire shares of AdCare common stock under any AdCare equity incentive compensation plan have been converted into rights to acquire Regional Health common stock pursuant to the terms of the equity incentive compensation plans and other related documents, if any.  The 2011 Stock Incentive Plan expires March 28, 2021 and provides for a maximum of 168,950 shares of common stock to be issued. The 2011 Stock Incentive Plan permits the granting of incentive or nonqualified stock options and the granting of restricted stock. The plan is administered by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to authority delegated to it by the Board. The Compensation Committee is responsible for determining the employees to whom awards will be made, the amounts of the awards, and the other terms and conditions of the awards. As of March 31, 2019, the number of securities remaining available for future issuance is 19,421.

In addition to the 2011 Stock Incentive Plan, the Company grants stock warrants to officers, directors, employees and certain consultants to the Company from time to time as determined by the Board and, when appropriate, the Compensation Committee.

For the three months ended March 31, 2019 and 2018, there were no issuances of common stock options or warrants.

Common Stock Options

The following table summarizes the Company’s common stock option activity for the three months ended March 31, 2019:

	Number of Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000's) (a)
Outstanding, December 31, 2018	15	$47.77	5.4	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, March 31, 2019	15	$47.77	5.1	$—

The following table summarizes the common stock options outstanding and exercisable as of March 31, 2019:

	Stock Options Outstanding			Options Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, March 31, 2019	Weighted Average Exercise Price
$15.72 - $47.99	10	5.4	$46.84	10	$46.84
$48.00 - $51.60	5	4.4	$49.42	5	$49.42
Total	15	5.1	$47.77	15	$47.77

Common Stock Warrants

The following table summarizes the Company’s common stock warrant activity for the three months ended March 31, 2019:

	Number of Warrants (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding, December 31, 2018	85	$45.53	3.7	$—
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding and Vested, March 31, 2019	85	$45.53	3.4	$—

The following table summarizes the common stock warrants outstanding and exercisable as of March 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares (000's)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Vested, March 31, 2019	Weighted Average Exercise Price
$0.00- $23.99	9	0.6	$23.16	9	$23.16
$24.00 - $35.99	9	0.6	$30.84	9	$30.84
$36.00 - $47.99	23	2.1	$44.50	23	$44.50
$48.00 - $59.99	42	5.2	$52.99	42	$52.99
$60.00 - $70.80	2	4.1	$70.80	2	$70.80
Total	85	3.4	$45.53	85	$45.53

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2019:

	Number of Shares (000's)	Weighted Avg. Grant Date Fair Value
Unvested, December 31, 2018	48	$6.20
Granted	—	$—
Vested	(19)	$8.65
Forfeited	—	$—
Unvested, March 31, 2019	29	$4.63

For restricted stock unvested at March 31, 2019, $0.1 million in compensation expense will be recognized over the next 1.5 years.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Laws and regulations governing federal Medicare and state Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. As of March 31, 2019, all of the Company’s facilities leased and subleased to third-party operators and managed for third-parties are certified by the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) and are operational (see Note 7 - Leases).

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

Professional and General Liability Claims. As of March 31, 2019, the Company is a defendant in 13 professional and general liability actions primarily commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Two such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage and three of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended March 31, 2019: (i) one action was dismissed, however the plaintiffs have until September 12, 2019 to re-file the action and; (ii) one additional action was filed on February 21, 2019 for a medical injury and improper care and treatment in the State of Arkansas on behalf of a deceased patient, who received care after the Transition, against the then operator affiliated with Skyline Healthcare, LLC (“Skyline”) and the Company and CIBC Bancorp USA, Inc. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

Subsequent to March 31, 2019, the Company was notified of two additional professional and general liability actions, one of which is subject to the relevant operators’ indemnification obligations in favor of the Company (the plaintiff is seeking unspecified compensatory damages to be determined by jury trial and claims that medical expenses to date amount to $3.0 million) and one additional action in the State of Arkansas (the plaintiff is seeking unspecified compensatory damages). Both actions are on behalf patients who received care after the Transition, see Note 15 - Subsequent Events for further information.

On March 12, 2018, the Company entered into a separate mediation settlement agreement with respect to 25 actions filed in the State of Arkansas which were pending on such date, pursuant to which the Company paid a specified settlement amount. The aggregate settlement amount for all such 25 actions before related insurance proceeds was $5.2 million. The settlement of each such action was individually approved by the probate court. Under the settlement and release agreement with respect to a particular action, the Company was released from any and all claims arising out of the applicable plaintiff’s care while the plaintiff was a resident of one of the Company’s facilities.

In connection with a dispute between the Company and the Company’s former commercial liability insurance provider regarding, among other things, the Company’s insurance coverage with respect to the 25 actions filed in the State of Arkansas, the former insurer filed a complaint in May 2016 against the Company seeking, among other things, a determination that the former insurer had properly exhausted the limits of liability of certain of the Company’s insurance policies issued by the former insurer, and the Company subsequently filed a counterclaim against the former insurer regarding such matters (collectively, the “Coverage Litigation”).  On March 12, 2018, the former insurer and the Company entered into a settlement agreement (the “Coverage Settlement Agreement”), providing for, among other things, a settlement payment by the former insurer in the amount of approximately $2.8 million (the “Insurance Settlement Amount”), the dismissal with prejudice of the Coverage Litigation, a customary release of claims by the former insurer and the Company, and agreement that the former insurer has exhausted the policies’ respective limits of liability and has no further obligations under the policies. Pursuant to the Coverage Settlement Agreement: (i) on March 16, 2018, the former insurer deposited the Insurance Settlement Amount into the trust account of the mediator with respect to the 25 actions; and (ii) on March 20, 2018, the former insurer and the Company caused the Coverage Litigation, including the counterclaim, to be dismissed with prejudice.

The Company paid, net of the Insurance Settlement Amount, an aggregate of approximately $2.4 million in settlement of all 25 actions filed in the State of Arkansas. The probate court approved settlements with respect to 3 of the 25 Arkansas actions during the quarter ended March 31, 2018 and approximately $0.5 million, was paid from the mediator’s trust account in such settlements.

In the first quarter of 2018, the Company settled four professional and general liability actions (other than those subject to mediation settlement agreements as discussed above) for the total of $670,000. The outstanding balance as of March 31, 2019 to be paid by July 31, 2019 is $106,667.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $1.0 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively. Additionally as of March 31, 2019 and December 31, 2018, $0.6 million and $0.6 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 15 – Commitments and Contingencies included in the Annual Report.

Aria Bankruptcy Proceeding. On May 31, 2016, Highlands Arkansas Holdings, LLC (“HAH”), an affiliate of Aria Health Group, LLC (“Aria”) and nine affiliates of HAH (collectively with HAH, the “Debtors”), filed petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 7. Following venue transfer from the Delaware court, these cases have been settled in the United States Bankruptcy Court for the Eastern District of Arkansas (the “Bankruptcy Court”).

On July 17, 2015, the Company made a short-term loan to HAH, for working capital purposes, and, in connection therewith, HAH executed a promissory note (the “HAH Note”) in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and had an outstanding principal balance of approximately $1.0 million that matured on December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of the Debtors, and all rights to payment from patients, residents, private insurers and others arising from the business of the Debtors (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Debtors under their respective subleases with the Company (the “Aria Subleases”).

On April 21, 2017, the Company moved for relief from the automatic stay seeking release of its collateral, the Debtors’ accounts and their proceeds, which the trustee has represented as a total of approximately $0.8 million. The Company’s motion was opposed by the Chapter 7 trustee and another creditor, in May 2017.  In its objection, the Chapter 7 trustee asserts that the Company is not entitled to any of the $0.8 million with respect to the HAH Note. In addition to opposing the Company’s claim to the $0.8 million, the Chapter 7 trustee has also indicated he was investigating avoidance claims against the Company with respect to funds the Company received from the Debtors prior to the bankruptcy filings. On March 28, 2018, such avoidance case was filed, requesting relief in an amount of $4.7 million. The Company has charged approximately $0.3 million and $0.6 million to “Provision for doubtful accounts” in the Company’s consolidated statement of operations on the HAH Note as of December 31, 2018, and December 31, 2017, respectively. On March 13, 2019, the Company and the Chapter 7 bankruptcy trustee entered into a settlement agreement to settle all existing and potential claims, including such avoidance claim. The Company has received $0.1 million with respect to the $1.0 million HAH Note.

Hardin & Jesson Action. On February 25, 2019, the Company was served notice of an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas by Hardin, Jesson & Terry, PLC requesting financial documents from the Company’s predecessor issuer and seeking relief of outstanding amounts for legal services provided to the Company (and certain of its subsidiaries) in the State of Arkansas in relation to professional and general liability claims of approximately $0.5 million. On April 18, 2019, Hardin, Jesson & Terry, PLC amended their filing to correct their initial filing to clarify the claim is against the Company. On May 8, 2019, the Company provided a response denying the allegations. There is no guarantee that the Company will prevail in the action that has been filed against it.

Pinecone Credit Facility Contingent Finance Fees. Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone agreed to amend certain provisions of the Loan Agreement. The Second A&R Forbearance Agreement, among other things accelerates the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019. For further information, see Note 3 – Liquidity, Note 9 – Notes Payable and Other Debt and Note 15 – Subsequent Events.

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

McBride Matters

During the three months ended March 31, 2019, the Company paid $39,082 to Mr. McBride, the Company’s former Chief Executive Officer and a former director, pursuant to the McBride Settlement Agreement.

For additional information regarding the Company’s related party transactions, see Note – 15 Subsequent Events and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 18 – Related Party Transactions included in the Annual Report.

NOTE 15.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

MED Purchase and Sale Agreement

On April 15, 2019, certain subsidiaries of Regional entered into a Purchase and Sale Agreement (the “PSA”) with affiliates of MED Healthcare Partners LLC (collectively “MED” or “Buyer”), with respect to four (4) skilled nursing facilities owned by the Seller.

Subject to the terms of the PSA, the Seller agreed to sell, and the Buyer agreed to purchase, all of the Seller’s right, title and interest in: (a) that certain 182-bed skilled nursing facility commonly known as Attalla Health & Rehab located in Attalla, AL; (b) that certain 100-bed skilled nursing facility commonly known as Healthcare at College Park located in College Park, GA; (c) the Quail Creek Facility; and (d) that certain 100-bed skilled nursing facility commonly known as Northwest Nursing Center located in Oklahoma City, OK (collectively, the “PSA Facilities”). The Buyer’s obligation to complete such purchase and sale is subject to specified closing conditions, which included a thirty (30) day due diligence period (the “Due Diligence Period”).  In consideration therefor, Buyer shall pay to Seller the sum of approximately $28.5 million in cash.

On June 11, 2019, the Seller and Buyer entered into an amendment (the “PSA Amendment”) to the PSA, pursuant to the PSA Amendment, Seller and Buyer agreed to the following, that the due diligence period has thus expired as of June 3, 2019, at 5:00 p.m. Eastern Time (“EST”) and that the scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, will occur on August 1, 2019, but may be extended by up to fifteen (15) days if Buyer notifies Seller in writing by July 29, 2019 at 5:00 p.m. EST. In accordance with the PSA and PSA Amendment the Buyer deposited the first deposit of $0.15 million and the second deposit of $0.15 million into an escrow account. There is no assurance that the scheduled closing date, will be August 1, 2019, or up to fifteen (15) days later or that the sale will occur at all.

Filing Delinquency Notices from the NYSE American with respect to this Form 10-Q and the Annual Report

On April 17, 2019, the Company received a letter from NYSE American stating that the Company was not in compliance with certain NYSE American continued listing standards because the Company failed to timely file its Annual Report on Form 10-K for the period ended December 31, 2018 (“Filing Delinquency Notification”). As a result, the Company became subject to the procedures and requirements set forth in Section 1007 of the Company Guide. Within five days of the Filing Delinquency Notification, the Company (a) contacted the Exchange to discuss the status of the delinquent report and (b) issued a press release disclosing the occurrence of the filing delinquency. The Company was provided a six-month cure period, with an option additional six-month cure period at the discretion of the NYSE American, who reserved the right at any time to immediately truncate the cure period or immediately commence suspension and delisting procedures.

On May 17, 2019, the Company received a letter from NYSE American stating that the Company had regained compliance with the Exchange’s continued listing standards set forth in Part 10 of the Company Guide. Specifically, the Company resolved the continued listing deficiency with respect to sections 134 and 1011 of the Company Guide since the Company filed its Annual Report Form 10-K for the period ended December 31, 2018 with the SEC on May 17, 2019.

On May 21, 2019, the Company received a letter of noncompliance from the NYSE American stating that the Company is not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide due to the Delayed Form 10-Q, which was due to be filed with the SEC no later than May 20, 2019. The Company was provided an Initial Cure Period, with an Additional Cure Period at the discretion of the NYSE American, who reserved the right at any time to immediately truncate the cure period or immediately commence suspension and delisting procedures.

Notwithstanding the foregoing, however, the Exchange may in its sole discretion decide (i) not to afford the Company any Initial Cure Period or Additional Cure Period, as the case may be, at all or (ii) at any time during the Initial Cure Period or Additional Cure Period, to truncate the Initial Cure Period or Additional Cure Period, as the case may be. Furthermore, the Exchange may immediately commence suspension and delisting procedures if the Company is subject to delisting pursuant to any other provision of the Company Guide, including if the Exchange believes, in its sole discretion, that continued listing and trading of the Company’s securities on the Exchange is inadvisable or unwarranted in accordance with Sections 1001-1006 of the Company Guide.

By filing this Quarterly Report, the Company has now filed the Delayed Form 10-Q.

Quail Creek Credit Facility

On April 30, 2019, the Company and a wholly owned subsidiary of the Company (the “Borrower”) and Congressional Bank, a Maryland chartered commercial bank (the “Quail Creek Lender”), amended a term loan agreement dated September 27, 2013, as amended from time to time, with an aggregate principal of $5.0 million (the “Quail Creek Loan Agreement”), to extend the maturity date of the Quail Creek Credit Facility, with a principal balance of approximately $4.0 million as of March 31, 2019, bearing interest at LIBOR + 4.75%, to June 30, 2019 (the “Maturity Date”), with an option to further extend to July 31, 2019, as discussed below. The Quail Creek Credit Facility is secured by a mortgage on the Quail Creek Facility.

As discussed above, on April 15, 2019, certain wholly owned subsidiaries of Regional entered into the PSA pursuant to which Seller agreed to sell four (4) skilled nursing facilities owned by Seller, including the Quail Creek Facility, subject to the terms and conditions set forth in the PSA.

The option to further extend the Maturity Date of the Quail Creek Credit Facility to July 31, 2019 (the “Extension Option”), was subject to the Borrower’s satisfaction of the following conditions: (i) Borrower shall have delivered to the  Quail Creek Lender written notice of its intent to exercise the Extension Option no earlier than forty-five (45) days and no later than thirty (30) days prior to the Maturity Date; (ii) no default or event of default shall have occurred and be continuing; (iii) the closing under the PSA shall have been extended and the PSA shall otherwise still be in full force and effect (including with respect to the Quail Creek Facility); (iv) Quail Creek Lender shall have received such additional information or costs as Quail Creek Lender may request; and (v) Quail Creek Lender shall have approved such extension in its commercially reasonable discretion.  The Quail Creek Loan Agreement also provides that the termination of the PSA will constitute an immediate event of default under the Quail Creek Loan Agreement. As of the date of filing this Quarterly Report the Company is in the process with the Quail Creek Lender to extend the Maturity Date. There is no assurance that the Company will be able to further extend the maturity date of the Quail Creek Credit Facility.

Professional and General Liability Claims

On May 14, 2019, the Company was served notice of a personal injury, pain and suffering, medical bills and expenses, and loss of consortium action filed in the State of Georgia by a patient, who received care outside Regional’s date of service (post Transition), against three different unrelated facilities and companies associated with those facilities. One of our tenants, their operator affiliated management Company (Beacon) and the Company are among the named defendants. The plaintiff is seeking unspecified compensatory damages to be determined by jury trial. The complaint claims that medical expenses to date amount to $3.0 million. The Company is indemnified in this action by Beacon and believes that this action lacks merit. The Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

On May 31, 2019, the Company was served notice of a second medical injury, improper care and treatment case filed in the State of Arkansas on behalf of a patient, who received care outside Regional’s date of service (post Transition), against the then operator Skyline and the Company and CIBC Bancorp USA, Inc. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit, the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

Rimland Matters

On May 13, 2019, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), with Allan J. Rimland, our former Chief Executive Officer, Chief Financial Officer, President and director, who voluntarily resigned his employment effective October 17, 2017, pursuant to which, among other things, and in lieu of any other rights or obligations under Mr. Rimland’s employment agreement, the Company agreed to pay Mr. Rimland $85,000 in cash for claimed breach of employment agreement and for certain compensation alleged to be due and owing and Mr. Rimland released the Company from all claims and liabilities, including those arising out of his employment, and his employment agreement, with the Company (but excluding claims to enforce the provisions of the Settlement Agreement). The Settlement Agreement provides for two (2) monthly payments of $25,000, followed by three (3) monthly payments of $11,667, commencing within ten (10) days of the execution of the agreement and due on the 15th day of each month thereafter.

Pinecone First Amendment to the Second A&R Forbearance Agreement

On June 13, 2019, (the “Effective Date”), the Company and certain of its subsidiaries entered into a first amendment (the “Pinecone Amendment”) to the Second A&R Forbearance Agreement, pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Pinecone Amendment, to extend the timeline to complete the Asset Sale to August 15, 2019.

Pursuant to the Pinecone Amendment, the Company agreed that the Company will pay an additional non-refundable payment, payable in kind, on the Effective Date, by increasing the outstanding principal amount owed to Pinecone up to approximately 0.5 million, which replaces approximately $0.2 million of payable in kind fees, under the Second A&R Forbearance Agreement.

The forbearance period under the Second A&R Forbearance Agreement remains unchanged by the Pinecone Amendment and may terminate at any time in accordance with the Second A&R Forbearance Agreement.  There is no assurance such period will extend through October 1, 2019.

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

Overview

Regional Health, through its subsidiaries, is a self-managed real estate investment company that invests primarily in real estate purposed for long-term care and senior living.  Our business primarily consists of leasing and subleasing healthcare facilities to third-party tenants. As of March 31, 2019, the Company owned, leased, or managed for third parties 28 facilities primarily in the Southeast.

On April 15, 2019 the Company entered into a purchase and sale agreement with respect to four (4) owned skilled nursing facilities, with a scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, of August 1, 2019, but may be extended by up to fifteen (15) days. For further information, see Note 15 – Subsequent Events, Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

The operators of the Company’s facilities provide a range of health care and related services to patients and residents, including skilled nursing and assisted living services, social services, various therapy services, and other rehabilitative and healthcare services for both long-term and short-stay patients and residents.

Liquidity.

Going Concern and Overview

For the three months ended and as of March 31, 2019, we had negative working capital of approximately $34.3 million. At March 31, 2019, we had $1.5 million in unrestricted cash and $80.1 million in indebtedness, including current maturities of $25.7 million. The current portion of such indebtedness is comprised of: (i) $19.4 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under the Pinecone Credit Facility, classified as current due to the Company’s short-term forbearance agreement regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note); (ii) $4.0 million of mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019; and (iii) other debt of approximately $2.3 million, which includes senior debt and bond and mortgage indebtedness.

The continuation of our business is dependent upon our ability: (i) to comply with the terms and conditions under the Pinecone Credit Facility and the Second A&R Forbearance Agreement (as amended by the Pinecone Amendment); and (ii) to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, neither of which is entirely within the Company’s control. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The Company is following a strategy to repay the Pinecone Credit Facility and Quail Creek Credit Facility within the next few months. If these efforts are unsuccessful, the Company may be required to seek relief through a number of other available routes, which may include a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See Note – 15 Subsequent Events, to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report for details on the PSA with respect to the sale of the PSA Facilities, which transaction, if successfully completed, is intended to address certain factors creating substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance however, that these efforts will be successful.

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

Management anticipates access to several sources of liquidity, including cash on hand, cash flows from operations, and debt refinancing during the twelve months from the date of this filing. At March 31, 2019, the Company had $1.5 million in unrestricted cash. During the three months ended March 31, 2019, the Company generated positive cash flow from continuing operations of $0.1 million.

Portfolio

The following table provides summary information regarding the number of facilities and related operational beds/units as of March 31, 2019:

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

(1)

On April 15, 2019 the Company entered into the PSA with respect to four owned skilled nursing facilities, which PSA was amended on June 11, 2019. The scheduled closing date, subject to satisfaction or waiver of customary terms and conditions, will occur on August 1, 2019, but may be extended by up to fifteen (15) days. See Note 15 – Subsequent Events, Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

The following table provides summary information regarding the number of facilities and related operational beds/units by operator affiliation as of March 31, 2019:

Operator Affiliation	Number of Facilities (1)	Beds / Units
C.R. Management (3)	8	936
Aspire	5	373
Wellington Health Services	2	342
Peach Health	3	252
Symmetry Healthcare (2)	2	180
Beacon Health Management	2	212
Southwest LTC (3)	2	197
Vero Health (2)	1	106
Subtotal	25	2,598
Regional Health Managed	3	332
Total	28	2,930

(1)

Represents the number of facilities leased or subleased to separate tenants, of which each tenant is an affiliate of the entity named in the table above. For a more detailed discussion, see Note 7 – Leases located in Part I, Item 1, “Financial Statements”, of this Quarterly Report; Part II, Item 8, “Financial Statements and Supplementary Data”, Note 7 – Leases included in the Annual Report; and “Portfolio of Healthcare Investments” included in Part I, Item 1, “Business” included in the Annual Report.

(2)

On March 1, 2019, the Company transferred operations of the 106-bed Mountain Trace Facility to Vero Health, an affiliate of Vero Health Management. See Note 15 – Subsequent Events to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

(3)

Excludes the impact of the PSA (and PSA Amendment), the Company entered into on April 15, 2019 with respect to four owned skilled nursing facilities (two facilities per operator affiliation. See Note 15 – Subsequent Events, Notes to our consolidated financial statements in Part I, Item 1, “Financial Statements (unaudited)” in this Quarterly Report.

Portfolio Occupancy Rates

The following table provides summary information regarding our portfolio facility-level occupancy rates for the periods shown:

	For the Three Months Ended
Operating Metric (1)	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Occupancy (%) (2)	76.2%	79.2%	79.1%	79.4%

(1)

Excludes the Mountain Trace Facility, five facilities in Ohio, three managed facilities and three Peach Facilities, which were operated by affiliates of New Beginnings Care LLC prior to their bankruptcy and are currently operated by affiliates of Peach Health for all periods presented. Occupancy for the Savannah Beach Facility, the one facility among the Peach Facilities which was not decertified by CMS, for the three months ending June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019 was 82.3%, 83.8%, 87.6% and 86.6%, respectively.

(2)	Occupancy percentages are based on licensed beds.

Lease Expiration

The following table provides summary information regarding our lease expirations for the years shown:

		Operational Beds		Annual Lease Revenue (1)
	Number of Facilities	Amount	Percent (%)	Amount '000's	Percent (%)
2023	1	50	1.9%	$263	1.3%
2024	1	126	4.8%	965	4.9%
2025	5	534	20.6%	4,068	20.5%
2026	—	—	0.0%	—	0.0%
2027	8	869	33.4%	7,748	39.1%
2028	4	323	12.4%	2,352	11.9%
2029	1	106	4.1%	538	2.7%
Thereafter	5	590	22.8%	3,884	19.6%
Total	25	2,598	100.0%	$19,818	100.0%

(1)	Straight-line rent.

Acquisitions

There were no acquisitions during the three months ended March 31, 2019. For historical information regarding the Company’s acquisitions, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 10 – Acquisitions and Dispositions included in the Annual Report.

Divestitures

Effective January 15, 2019, and as contemplated by the A&R New Forbearance Agreement, the Company’s lease for the Omega Facilities (two facilities located in Georgia), which leases were due to expire August 2025 and which Omega Facilities the Company subleased to third party subtenants, were terminated by mutual consent of the Company and the lessor of the Omega Facilities.

In connection with the Omega Lease Termination, the Company transferred approximately $0.4 million of all its integral physical fixed assets in the Omega Facilities to the lessor and on January 28, 2019 and received from the lessor gross proceeds of approximately $1.5 million, consisting of (i) a termination fee in the amount of $1.2 million and (ii) approximately $0.3 million to satisfy other net amounts due to the Company under the leases. The Company paid $1.2 million of such Omega Lease Termination proceeds to Pinecone on January 28, 2019, as required by the A&R New Forbearance Agreement, to reimburse Pinecone for approximately $0.3 million of certain unpaid expenses and partially prepay $0.9 million of the AdCare Holdco Loan.

The Omega Lease Termination contributed approximately $0.7 million income recorded in "Net loss attributable to Regional Health Properties, Inc. common stockholders" reported in the consolidated statement of operations for the period ended March 31, 2019.

For historical information regarding the Company’s divestitures, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 10 – Acquisitions and Dispositions and Note 11 – Discontinued Operations included in the Annual Report.

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

For a discussion of our critical accounting policies and recent accounting pronouncements not yet adopted by the Company, see Note 1 – Organization and Significant Accounting Policies to the Company's Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

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

	Three Months Ended March 31,
(Amounts in 000’s)	2019	2018	Percent Change (*)
Revenues:
Rental revenues	$5,138	$5,705	(9.9)%
Management fees	239	234	2.1%
Other revenues	47	48	(2.1)%
Total revenues	5,424	5,987	(9.4)%
Expenses:
Facility rent expense	1,726	2,171	(20.5)%
Cost of management fees	159	157	1.3%
Depreciation and amortization	1,023	1,221	(16.2)%
General and administrative expenses	926	879	5.3%
Provision for doubtful accounts	(172)	1,938	NM
Other operating expenses	408	343	19.0%
Total expenses	4,070	6,709	(39.3)%
Income (loss) from operations	1,354	(722)	NM
Other expense:
Interest expense, net	1,654	1,275	29.7%
Loss on extinguishment of debt	333	441	(24.5)%
Gain on disposal of assets	(690)	—	NM
Other expense	7	9	(22.2)%
Total other expense, net	1,304	1,725	(24.4)%
Income (loss) from continuing operations before income taxes	50	(2,447)	NM
Income tax expense	44	26	69.2%
Income (loss) from continuing operations	6	(2,473)	NM
Income (loss) from discontinued operations, net of tax	178	(55)	(423.6)%
Net income (loss)	$184	$(2,528)	(107.3)%

*	Not meaningful (“NM”).

Three Months Ended March 31, 2019 and 2018

Rental revenues—Rental revenue decreased by approximately $0.6 million, or 9.9%, to $5.1 million for the three months ended March 31, 2019, compared with $5.7 million for the same period in 2018. The decrease reflects approximately $0.5 million related to the Omega Lease Termination, approximately $0.1 million due to an amendment to the Wellington Subleases and approximately $0.2 million in aggregate lower rent for our facilities where we have changed operator compared to the prior year, partially off-set by the recognition of $0.2 million of property tax income as a result of the Company’s adoption on ASC 842. The Company recognizes all rental revenues on a straight line rent accrual basis, except with respect to the Ohio Beacon Affiliates in the prior year and the Mountain Trace Facility while operated by an affiliate of Symmetry for January and February 2019, for which rental revenue was recognized based on cash received.

Facility rent expense—Facility rent expense decreased by $0.5 million, or 20.5%, to $1.7 million for the three months ended March 31, 2019, compared with $2.2 million for the same period in 2018. The net decrease is due to the Omega Lease Termination and Covington Forbearance Agreement.

Depreciation and amortization—Depreciation and amortization expense decreased by approximately $0.2 million, or 16.2%, to $1.0 million for the three months ended March 31, 2019, compared with $1.2 million for the same period in 2018. The decrease is mainly due to equipment and computer related assets being fully depreciated.

General and administrative—General and administrative costs increased by 5.3%, to $0.9 million for the three months ended March 31, 2019, compared with $0.9 million for the same period in 2018. The net increase is due to approximately $0.25 million in business consulting and legal expenses incurred in relation to the Pinecone forbearance agreements partially offset by a continued decrease in auditing, accounting and other expenses of approximately $0.2 million.

Provision for doubtful accounts—Provision for doubtful accounts expense decreased by approximately $2.1 million, to $(0.2) million for the three months ended March 31, 2019, compared with $1.9 million for the same period in 2018. The current year gain is related to the collection of the Ohio Beacon Affiliates lease termination payment plan, while the prior year expense is due to the Ohio Beacon Affiliates notifying the Company of their plan to cease operating our properties on June 30, 2018 and the Company had also recorded an allowance of approximately $0.5 million on a $3.0 million note issued to Skyline in relation to their purchase of nine former facilities of the Company located in Arkansas, due to Skyline’s bankruptcy.

Other operating expenses—Other operating expenses increased by approximately $0.1 million, or 19.0%, to $0.4 million for the three months ended March 31, 2019, compared with $0.3 million for the same period in 2018. The increase is due to $0.2 million incurred in legal fees and other partially off-set by $0.1 million in lower property tax accruals related to transitioning operators for the Ohio Beacon Facilities and Mountain Trace Facility.

Interest expense, net—Interest expense increased by approximately $0.4 million, or 29.7%, to $1.7 million for the three months ended March 31, 2019, compared with $1.3 million for the same period in 2018. The increase is mainly due to the net increase of debt principal year over year and increased interest rates related to the Pinecone Credit Facility.

Loss on extinguishment of debt—The loss from extinguishment of debt decreased by approximately $0.1 million, or (24.5)%, to $0.3 million for the three months ended March 31, 2019, compared with $0.4 million for the same period in 2018. The current period expense is due to the Second A&R Forbearance Agreement, while the prior period expense is due to pre-payment penalties of $0.2 million and $0.2 million in expensed deferred financing fees from the repayment of debt in connection with the Pinecone Credit Facility.

Gain on disposal of Assets— The gain on disposal of assets of $0.7 million is due to the Omega Lease Termination.

Liquidity and Capital Resources

Current Maturities of Debt

As of March 31, 2019, the Company had total current liabilities of $39.3 million and total current assets of $5.0 million, resulting in a working capital deficit of approximately $34.3 million. Included in current liabilities at March 31, 2019 is the $25.7 million current portion of the Company’s $80.1 million in indebtedness. The current portion of such indebtedness is comprised of: (i) $19.4 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee” ) under the Pinecone Credit Facility, classified as current due to the Company’s short-term forbearance agreement with Pinecone regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement (as further discussed below in this note); (ii) $4.0 million mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019; and (iii) other debt of approximately $2.3 million, which includes senior debt and bond and mortgage indebtedness. The Company anticipates net principal repayments of approximately $25.8 million during the next twelve-month period which includes the $19.4 million debt under the Pinecone Credit Facility, approximately $4.0 million of payments under the Quail Creek Credit Facility, $1.5 million of routine debt service amortization, approximately $0.8 million payments on other non-routine debt and a $0.1 million payment of bond debt.

On February 15, 2018, the Company entered into the Pinecone Credit Facility with Pinecone, with an aggregate principal amount of $16.25 million, which refinanced existing mortgage debt in an aggregate amount of $8.7 million on the Facilities, and provided additional surplus cash flow of $6.3 million for general corporate needs (see Note 9 – Notes Payable and Other Debt, Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report) after deducting approximately $1.25 million in debt issuance costs and prepayment penalties. Regional Health is a guarantor of the Pinecone Credit Facility. Certain of the notes under the Pinecone Credit Facility are also guaranteed by certain wholly-owned subsidiaries of Regional Health. The surplus cash flow from the Pinecone Credit Facility was used to fund $2.4 million of self-insurance reserves for professional and general liability claims with respect to 25 professional and general liability actions, and to fund repayment of $1.5 million in convertible debt. The remaining $2.4 million in surplus cash proceeds from the Pinecone Credit Facility was used for general corporate purposes.

On May 10, 2018, Pinecone sent the Default Letter, notifying the Company that it was in default under certain financial covenants of the Pinecone Loan Documents.  On May 18, 2018, the Company and certain of its subsidiaries entered the Original Forbearance Agreement with respect to the specified events of default set forth therein, pursuant to which, among other things, additional fees in the amount of $0.4 million were added to the outstanding principal balance under the Pinecone Credit Facility. The forbearance period under the Original Forbearance Agreement terminated on July 6, 2018 because the Company did not satisfy conditions in the Original Forbearance Agreement that required the Company to enter into an agreement with Pinecone to support a transaction or series of transactions to remedy the defaults specified in the Default Letter and the Original Forbearance Agreement.

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

Pursuant to the A&R New Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement. In addition Pinecone consented to the Omega Lease Termination. The leases of the Omega Facilities were to expire in August 2025, and the A&R New Forbearance Agreement required that the Omega Lease Termination be completed by February 1, 2019.

Pursuant to the A&R New Forbearance Agreement, the Company reimbursed Pinecone by February 1, 2019 for certain unpaid expenses and prepaid the AdCare Holdco Loan. In connection with the Omega Lease Termination, the Company realized gross proceeds (including a $1.2 million termination fee payable by the landlord to the Company, which approximated future forgone cash flow from the Company’s related sublease) to contribute to the Company’s required payment to Pinecone of approximately $1.4 million, of which $0.2 million was paid to Pinecone on January 4, 2019 for Pinecone’s expenses and the balance of $1.2 million was paid on January 28, 2019, of which $0.3 million was for Pinecone’s expenses, which included a 1% prepayment penalty, and the balance of $0.9 million was applied to pay down the principal amount of the AdCare Holdco Loan, which at March 31, 2019 was approximately $4.5 million.

The A&R New Forbearance Agreement amended the Loan Agreement to, among other things: (i) add a $0.35 million fee (paid in kind) to the loans on a pro rata basis; (ii) provide for the PIK Rate (3.5%), with such interest to be paid in kind in arrears by increasing the outstanding principal amount of loans held by the Pinecone on the first (1st) day of each month; provided that interest accruing at the PIK Rate on each loan and any overdue interest on each loan was paid in cash (a) on the maturity of the loans, whether by acceleration or otherwise, or (b) in connection with any repayment or prepayment of the loans; and (iii) modify the default rate of interest to add an additional 2.5% to the PIK Rate, in addition to the ongoing rate of 13.5%. During the forbearance period under the A&R New Forbearance Agreement, the interest rate paid in cash on the first (1st) day of each month was the ongoing rate of 13.5% per annum. See Note – 10 Discontinued Operations and Dispositions, to our consolidated financial statements located in Part I, Item 1, “Notes to consolidated financial statements (unaudited)” for further information on the Omega Lease Termination and subsequent AdCare Holdco Loan partial repayment completed on January 28, 2019. The forbearance period under the A&R New Forbearance Agreement expired according to its terms on March 14, 2019.

On March 29, 2019, the Company and certain of its subsidiaries entered the Second A&R Forbearance Agreement (as amended by the Pinecone Amendment) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale (as defined below) in accordance with the timeline specified therein. See Note -15 Subsequent Events located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report, for details of an amendment to the Second A&R Forbearance Agreement with respect to such timeline. Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019.

Pursuant to the Second A&R Forbearance Agreement, the Company and Pinecone amended certain provisions of the Loan Agreement.  The Second A&R Forbearance Agreement  requires, among other things (i) that the Company pursue and complete Asset Sale which would result in the repayment in full of all of the Company’s indebtedness to Pinecone and, in connection therewith, the Company pay not less than $0.3 million and not more than $0.55 million in forbearance fees, as well as certain other expenses of Pinecone, or (ii) Pinecone’s other disposition of the Loan Agreement as contemplated by the Second A&R Forbearance Agreement. Additionally the Second A&R Forbearance Agreement accelerates the previously disclosed 3% finance “tail fee”, 1% prepayment penalty, and 1% break up fee so that such fees and penalties became part of the principal as of April 15, 2019.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the Pinecone Loan Documents, Pinecone may foreclose on the Collateral. The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $4.5 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in substantially all of Regional Health’s direct and indirect, wholly-owned subsidiaries have been pledged to Pinecone as part of the Collateral. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations. Upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone may, in addition to its other rights and remedies, remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, then such managers would control such subsidiaries and their assets and operations and could potentially restrict or prevent such subsidiaries from paying dividends or distributions to Regional Health. As a holding company with no significant operations, Regional Health relies primarily on dividends and distributions from the Pledged Subsidiaries to meet its obligations and pay dividends on its capital stock (when and as declared by the Board.)

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

Debt Covenant Compliance

As of March 31, 2019, the Company is in compliance with its debt covenants other than those in the Quail Creek Credit Facility. The Company was not in compliance with the monthly operator minimum EBITDAR required under the Quail Creek Credit Facility as of March 31, 2019. The Quail Creek Credit Facility requires the Company maintain an operator minimum EBITDAR of $400 thousand, and the Company’s operator minimum EBITDAR was equal to $294 thousand as of March 31, 2019. The Company is currently in the process to obtain a waiver for such violation in anticipation of the sale of the Quail Creek Facility, the sale of which is contemplated by the PSA disclosed in Note 15 – Subsequent Events located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report. The Quail Creek Credit Facility is secured by the Quail Creek Facility.

Changes in Operational Liquidity

On January 15, 2019, but effective February 1, 2019, the Company agreed to a 10% reduction in base rent, or an aggregate average of approximately $31,000 per month cash rent reduction for the year ending December 31, 2019, and $48,000 per month decrease in straight-line revenue, respectively, for two of the Company’s eight facilities located in Georgia, which are subleased to the Wellington Sublessees under the Wellington Subleases. The Wellington Subleases due to expire August 31, 2027, relate to the Tara Facility and the Power Springs Facility. Additionally the Company modified the annual rent escalator to 1% per year from the prior scheduled increase from 1% to 2% previously due to commence on the 1st day of the sixth lease year. See Note – 7 Leases, located in Part I. Item 1, “Notes to consolidated financial statements (unaudited)” in this Quarterly Report.

Series A Preferred Dividend Suspension

On June 8, 2018, the Board indefinitely suspended quarterly dividend payments with respect to the Series A Preferred Stock. Such dividends are currently in arrears with respect to the fourth quarter of 2017, all quarters of 2018, and the first quarter of 2019. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred Stock on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs. As the Company has failed to pay cash dividends on the outstanding Series A Preferred Stock in full for more than four dividend periods, the annual dividend rate on the Series A Preferred Stock for the fifth and future missed dividend periods has increased to 12.875%, which is equivalent to $3.22 per share each year, commencing on the first day after the missed fourth quarterly payment (October 1, 2018) and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated and unpaid dividends on the Series A Preferred Stock in full in cash.

Non-Compliance with NYSE American Continued Listing Standards

On August 28, 2018, the Company received a deficiency letter from NYSE American stating that the Company was not in compliance with the continued listing standards set forth in the Company Guide regarding the low selling price. On February 28, 2019, the Company regained compliance with the continued listing standards set forth in the Company Guide regarding the low selling price by completing the Reverse Stock Split. The proposal to amend the Charter to effect a reverse stock split of the common stock at a ratio of between one-for-six and one-for-twelve, as determined by the Board in its sole discretion, was approved at the Company’s 2018 annual meeting of shareholders, and the Reverse Stock Split became effective on December 31, 2018. If the Company is again determined to be noncompliant with any of the continued listing standards of the NYSE American within twelve months of February 28, 2019, the Exchange will examine the relationship between the Company’s previous noncompliance with the continued listing standards with respect to the low selling price and such new event of noncompliance in accordance with Section 1009(h) of the Company Guide. In connection with such new event of noncompliance, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

On April 17, 2019, the Company received a letter from NYSE American stating that the Company was not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because the Company failed to timely file its Annual Report on Form 10-K for the period ended December 31, 2018. As a result, the Company became subject to the procedures and requirements set forth in Section 1007 of the Company Guide. The Company was provided a six-month cure period (until October 17, 2019) during which the Exchange monitored the Company and the status of the initial delinquent report and any subsequent delinquent reports.

On May 17, 2019, the Company received a letter from NYSE American stating that the Company had regained compliance with the Exchange’s continued listing standards set forth in Part 10 of the Company Guide. Specifically, the Company resolved the continued listing deficiency with respect to sections 134 and 1011 of the Company Guide since the Company filed its Form 10-K for the period ended December 31, 2018 with the SEC on May 17, 2019.

On May 21, 2019, the Company received a letter of noncompliance from the NYSE American stating that the Company is not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because of the Company’s Filing Delinquency related to the Delayed Form 10-Q, which was due to be filed with the SEC no later than May 20, 2019. As a result of the foregoing, the Company has become subject to the procedures and requirements of Section 1007 of the Company Guide. During the Initial Cure Period, the Exchange will monitor the Company and the status of the Delayed Form 10-Q and any subsequent reports until the Filing Delinquency is cured. If the Company fails to cure the Filing Delinquency within the Initial Cure Period, the Exchange may, in its sole discretion, allow the Company’s securities to be traded during an Additional Cure Period, depending on the Company’s specific circumstances. If the Exchange determines that an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set forth in Section 1010 of the Company Guide.

Notwithstanding the foregoing, however, the Exchange may in its sole discretion decide (i) not to afford the Company any Initial Cure Period or Additional Cure Period, as the case may be, at all or (ii) at any time during the Initial Cure Period or Additional Cure Period, to truncate the Initial Cure Period or Additional Cure Period, as the case may be. Furthermore, the Exchange may immediately commence suspension and delisting procedures if the Company is subject to delisting pursuant to any other provision of the Company Guide, including if the Exchange believes, in its sole discretion, that continued listing and trading of the Company’s securities on the Exchange is inadvisable or unwarranted in accordance with Sections 1001-1006 of the Company Guide. In the interim, the Company’s securities will continue to be listed on the Exchange, subject to the Company’s compliance with other continued listing requirements, and the Company’s common stock and preferred stock will continue to trade under the symbols “RHE” and “RHE PA,” respectively. The Exchange will make a late filer (“.LF”) indicator available on the consolidated tape. Each data vendor that disseminates the quotes and trades of Exchange-listed issuers may append this indicator to the ticker symbols of the Company. Each vendor is free to use an indicator of its own choosing so the letter or symbol used to indicate this status may differ from vendor to vendor. The Exchange also publishes a list of noncompliant issuers and displays the .LF indicator on its website.

By filing this Quarterly Report, the Company has now filed the Delayed Form 10-Q.

In 2016, the NYSE American notified the Company that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. The Company regained compliance with such continued listing standards as a result of the Merger, but there is no assurance that the Company will be able to maintain such compliance in the future. As of March 31, 2019, the Company’s equity at $6.4 million was $0.4 million above the required minimum for compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, Section 1003(a)(iii) of the Company Guide requires stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years. If the Company falls below the required minimum stockholders equity, then the Company could become subject to the procedures and requirements of Section 1009 of the Company Guide and be required to submit a compliance plan describing the actions the Company is taking or would take to regain compliance with the continued listing standards. Alternatively, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

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

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months including the Quail Creek Credit Facility maturing in June 2019, the likelihood that the Company will be able to comply with the requirements in the Pinecone Loan Documents, including the Second A&R New Forbearance Agreement, and Pinecone’s remedies in the event of non-compliance, as well as the Company’s recurring business operating expenses.

There is no assurance that the Company will be able to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, or comply with all of the requirements under the Pinecone Loan Documents, including the Second A&R Forbearance Agreement, which requires, among other things, that the Company complete the Asset Sale in accordance with the timeframe set forth therein. Such compliance depends, in part, on the Company’s ability to work with outside parties, which is not within the Company’s exclusive control. If the Company is unable to refinance or obtain further debt maturity extensions on the Quail Creek Credit Facility, the Quail Creek Lender may exercise its default-related rights, or if the Company is unable to comply with all the requirements under the Pinecone Loan Documents, including the Second A&R Forbearance Agreement, and Pinecone were to accelerate all obligations under the Pinecone Loan Documents or otherwise exercise its default-related rights or foreclose on the Collateral, then it would have a material adverse consequence on the Company’s ability to meet its obligations arising within one year of the date of issuance of these consolidated financial statements.

The Company is pursuing a strategy to repay the Pinecone Credit Facility and the Quail Creek Credit Facility by means of the Asset Sale and to streamline its cost infrastructure. See Note – 9 Notes Payable and Other Debt and Note – 15 Subsequent Events, to the Company’s Notes to unaudited consolidated financial statements located in Part I, Item 1, Financial Statements (unaudited), of this Quarterly Report, for a further discussion of the conditions of the extension of the Quail Creek Credit Facility and a purchase and sale transaction to effectuate the Asset Sale, which if completed, would permit us to repay the Pinecone Credit Facility and the Quail Creek Credit Facility in full. There is no assurance that we will be able to successfully execute this strategy or otherwise repay the Pinecone Credit Facility and the Quail Creek Credit Facility. Due to the inherent risks, unknown results, and significant uncertainties associated with each of these matters along with the direct correlation between these matters and the Company’s ability to satisfy the financial obligations that may arise over the applicable one-year period, the Company is unable to conclude that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

These factors create substantial doubt about the Company’s ability to continue as a going concern. If the Company’s efforts to repay the Pinecone Credit Facility and the Quail Creek Credit Facility are unsuccessful, the Company may be required to seek relief through a number of other available routes, which may include a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

For additional information regarding the Company’s liquidity, see Note 3 – Liquidity, Note 9 – Notes Payable and other debt and Note 15 – Subsequent Events, to the Company’s consolidated financial statements located in Part I, Item 1, Notes to Consolidated Financial Statements”, of this Quarterly Report.

Cash Flows

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in 000’s)	2019	2018
Net cash provided by operating activities - continuing operations	$117	$732
Net cash used in operating activities - discontinued operations	(282)	(735)
Net cash provided by (used in) investing activities – continuing operations	1,105	(163)
Net cash (used in) provided by financing activities – continuing operations	(2,119)	1,894
Net cash used in financing activities - discontinued operations	(34)	(90)
Net change in cash and restricted cash	(1,213)	1,638
Cash and restricted cash at beginning of period	6,486	5,359
Cash and restricted cash at end of period	$5,273	$6,997

Three Months Ended March 31, 2019

Net cash provided by operating activities—continuing operations for the three months ended March 31, 2019 was approximately $0.2 million, consisting primarily of our income from operations less changes in working capital, and noncash charges (primarily depreciation and amortization, gain on disposal of assets and accounts payable, accrued expenses and other). The $0.6 million decrease primarily reflects the increase in interest payments.

Net cash used in operating activities—discontinued operations for the three months ended March 31, 2019 was approximately $0.3 million, excluding non-cash proceeds and payments. This amount was to fund legal and associated settlement costs related to our legacy professional and general liability claims.

Net cash provided by investing activities—continuing operations for the three months ended March 31, 2019 was approximately $1.1 million. This is the result of the $1.2 million Omega Lease Termination fee offset by $0.1 million capital expenditures on building improvements.

Net cash used in financing activities—continuing operations was approximately $2.1 million for the three months ended March 31, 2019. Excluding non-cash proceeds and payments, this is the result of routine repayments of approximately $1.4 million of other existing debt obligations, $0.2 million repayment of bonds principal and $0.5 million in Pinecone forbearance expense fees.

Net cash used in financing activities—discontinued operations for the three months ended March 31, 2019 was for Medicaid and vendor note payments.

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

Notes Payable and Other Debt

For information regarding the Company’s debt financings, see Note 9 – Notes Payable and Other Debt, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report and Note 9 – Notes Payable and Other Debt to our audited consolidated financial statements included in Part II, Item 8., “Financial Statements and Supplementary Data” in the Annual Report.

Receivables

Our operations could be adversely affected if we experience significant delays in receipt of rental income from our tenants.

Accounts receivable, net totaled $1.0 million at March 31, 2019 and $1.0 million at December 31, 2018, with all uncollected patient care receivables fully allowed at March 31, 2019 and December 31, 2018.

Operating Leases

For information regarding the Company’s operating leases, see Note 7 – Leases, to the Company’s Notes to consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report, and Note 7 – Leases located in Part II, Item 8, “Financial Statements and Supplementary Data”, included in the Annual Report.

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

Except as set forth in this Item 1, Legal Proceedings, there have been no new material legal proceedings and no material developments in the legal proceedings reported in Part I, Item 3, Legal Proceedings, in the Annual Report. For further information with respect to legal proceedings, see Note 13 - Commitments and Contingencies, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

Professional and General Liability Claims. As of March 31, 2019, the Company is a defendant in 13 professional and general liability actions primarily commenced on behalf of former patients. These actions generally seek unspecified compensatory and punitive damages for former patients of the Company who were allegedly injured or died while patients of facilities operated by the Company due to professional negligence or understaffing. Two such actions are covered by insurance, except that any award of punitive damages would be excluded from such coverage and three of such actions relate to events which occurred after the Company transitioned the operations of the facilities in question to a third-party operator and which are subject to such operators’ indemnification obligations in favor of the Company.

During the three months ended March 31, 2019: (i) one action was dismissed, however the plaintiffs have until September 12, 2019 to re-file the action and; (ii) one additional action was filed on February 21, 2019 for a medical injury and improper care and treatment in the State of Arkansas on behalf of a deceased patient, who received care after the Transition, against the then operator affiliated with Skyline Healthcare, LLC (“Skyline”) and the Company and CIBC Bancorp USA, Inc. The plaintiff is seeking unspecified compensatory damages for the actual losses and unspecified punitive damages. The Company believes that this action lacks merit and the Company intends to take action most favorable to the Company. There is no guarantee that the Company will prevail in the action that has been filed against it.

Subsequent to March 31, 2019, the Company was notified of two additional professional and general liability actions, one of which is subject to the relevant operators’ indemnification obligations in favor of the Company (the plaintiff is seeking unspecified compensatory damages to be determined by jury trial and claims that medical expenses to date amount to $3.0 million) and one additional action in the State of Arkansas (the plaintiff is seeking unspecified compensatory damages). Both actions are on behalf patients who received care after the Transition. For additional information with respect to legal proceedings, also see Note 13 - Commitments and Contingencies and Note 15 – Subsequent Events to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report.

The Company established a self-insurance reserve for these professional and general liability claims, included within “Accrued expenses and other” in the Company’s consolidated balance sheets of $1.0 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively. Additionally as of March 31, 2019 and December 31, 2018, $0.6 million and $0.6 million, respectively, was reserved for settlement amounts in “Accounts payable” in the Company’s consolidated balance sheets. For additional information regarding the Company’s self-insurance reserve, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies included in the Annual Report.

Aria Bankruptcy Proceeding. On May 31, 2016, HAH and the Debtors filed petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 7. Following venue transfer from the Delaware court, these cases have been settled in the Bankruptcy Court.

On July 17, 2015, the Company made a short-term loan to HAH, for working capital purposes, and, in connection therewith, HAH executed the HAH Note in favor of the Company. Since July 17, 2015, the HAH Note has been amended from time to time and had an outstanding principal balance of $1.0 million that matured on December 31, 2015. On October 6, 2015, HAH and the Company entered into a security agreement, whereby HAH granted the Company a security interest in all accounts arising from the business of the Debtors, and all rights to payment from patients, residents, private insurers and others arising from the Debtors (including any proceeds thereof), as security for payment of the HAH Note, as amended, and certain rent and security deposit obligations of the Debtors under Aria Subleases.

On April 21, 2017, the Company moved for relief from the automatic stay seeking release of its collateral, the Debtors’ accounts and their proceeds, which the trustee has represented as a total of approximately $0.8 million. The Company’s motion was opposed by the Chapter 7 trustee and another creditor, in May 2017.  In its objection, the Chapter 7 trustee asserts that the Company is not entitled to any of the $0.8 million with respect to the HAH Note. In addition to opposing the Company’s claim to the $0.8 million, the Chapter 7 trustee has also indicated he was investigating avoidance claims against the Company with respect to funds the Company received from the Debtors prior to the bankruptcy filings. On March 28, 2018, such avoidance case was filed, requesting relief in an amount of $4.7 million. The Company has charged approximately $0.3 million and $0.6 million to “Provision for doubtful accounts” in the Company’s consolidated statement of operations on the HAH Note as of December 31, 2018, and December 31, 2017, respectively. On March 13, 2019, the Company and the Chapter 7 bankruptcy trustee entered into a settlement agreement to settle all existing and potential claims, including such avoidance claim. The Company has received $0.1 million with respect to the $1.0 million HAH Note.

Hardin & Jesson Action. On February 25, 2019, the Company was served notice of an action filed in Sebastian County Circuit Court - Fort Smith Division, Arkansas by Hardin, Jesson & Terry, PLC requesting financial documents from the Company’s predecessor issuer and seeking relief of outstanding amounts for legal services provided to the Company (and certain of its subsidiaries) in the State of Arkansas in relation to professional and general liability claims of approximately $0.5 million. On April 18, 2019, Hardin, Jesson & Terry, PLC amended their filing to correct their initial filing to clarify the claim is against the Company. On May 8, 2019, the Company provided a response denying the allegations. There is no guarantee that the Company will prevail in the action that has been filed against it.

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

We are pursuing a strategy to repay certain current maturities of debt. If these efforts are unsuccessful, then we may be required to seek relief through a number of other available alternatives, which may include a filing under the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code could have a material adverse effect on one or more classes of Regional stakeholders.

As described in Note 1 – Organization and Significant Accounting Policies and Note 3 – Liquidity in Part I, Item 1, “Business – Going Concern” in this Quarterly Report, Regional is pursuing a strategy to repay the Pinecone Credit Facility and Quail Creek Credit Facility within the next few months through the sale of certain of  Regional’s assets. We cannot assure you we will successfully execute this strategy or what the impact might be on us or on any of our stakeholders, whether individually or in the aggregate, if such strategy is not successfully executed.

If we are unable to repay these current maturities of debt, we may conclude that it is necessary to initiate Chapter 11 proceedings under the U.S. Bankruptcy Code to implement a restructuring of our obligations. Seeking relief under Chapter 11 would likely have a material adverse effect on our business, financial condition, results of operations, liquidity and returns to some or all of our stakeholders, depending on their respective interests in Regional.  If we were to elect a bankruptcy proceeding, it is possible that holders of our common stock and/or claims and interests with respect to, or rights to acquire, our common stock, and possibly holders of our Series A preferred stock as well, would be entitled to little or no recovery, and those equity interests could be canceled for little or no consideration. Moreover, because we have a significant amount of indebtedness as well as Series A preferred stock that is senior to our common stock in our capital structure, we believe that if we were to seek bankruptcy relief under Chapter 11, it could cause our outstanding common stock to be canceled, or otherwise result in a very limited recovery, if any, and would place our common stock shareholders, and possibly our Series A preferred stock shareholders, at significant risk of losing their entire investment. If we were to elect to file a Chapter 11 proceeding, our senior management would be required to spend significant amounts of time and effort dealing with the proceeding instead of focusing on business operations. Bankruptcy relief also may make it more difficult to retain management and other key personnel necessary to our success.

There is no assurance that the Company will be able to comply with, or otherwise modify, the requirements in the Pinecone Loan Documents, including the Second A&R Forbearance Agreement (as amended by the Pinecone Amendment). If Pinecone elects to exercise its rights and remedies under the Pinecone Loan Documents with respect to any event of default, then it will have a material adverse effect on us and create substantial doubt about the Company’s ability to continue as a going concern.

On March 29, 2019, the Company and certain of its subsidiaries entered into the Second A&R Forbearance Agreement (as amended by the Pinecone Amendment) with Pinecone pursuant to which Pinecone agreed, subject to the terms and conditions set forth in the Second A&R Forbearance Agreement, to forbear for a specified period of time from exercising its default-related rights and remedies (including the acceleration of the outstanding loans and charging interest at the specified default rate) with respect to the Specified Defaults under the Loan Agreement. The forbearance period under the Second A&R Forbearance Agreement commenced on March 29, 2019 and may extend as late as October 1, 2019, unless the forbearance period is earlier terminated as a result of specified termination events, including a default or event of default under the Loan Agreement (other than any Specified Defaults) or any failure by the Company or its subsidiaries to comply with the terms of the Second A&R Forbearance Agreement, including, without limitation, the Company’s obligation to progress with an Asset Sale in accordance with the timeline specified therein. Accordingly, the forbearance period under the Second A&R Forbearance Agreement may terminate at any time and there is no assurance such period will extend through October 1, 2019. The forbearance period under the Company’s prior forbearance agreement with Pinecone expired according to its terms on March 14, 2019.

As of such date, Pinecone will no longer be required to forbear from exercising its default-related rights and remedies with respect to the Specified Defaults and may exercise all of its rights and remedies with respect to the Pinecone Loan Documents at that time.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone may declare the entire unpaid principal balance under the Pinecone Credit Facility, together with all accrued interest and other amounts payable to Pinecone thereunder, immediately due and payable. Subject to the terms of the Pinecone Loan Documents, Pinecone may foreclose on the Collateral. The Collateral includes, among other things, the Facilities and all assets of the borrowers owning the Facilities, the leases associated with the Facilities and all revenue generated by the Facilities, and rights under a promissory note in the amount of $5.4 million, issued by Regional Health pursuant to the Pinecone Credit Facility in favor of one of its subsidiaries, which subsidiary is a borrower and guarantor under the Pinecone Credit Facility.

In addition, the equity interests in substantially all of Regional Health’s direct and indirect, wholly-owned subsidiaries have been pledged to Pinecone as part of the Collateral. The assets and operations of the Pledged Subsidiaries constitute substantially all of the Company’s assets and operations. Upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the Second A&R Forbearance Agreement, Pinecone may, in addition to its other rights and remedies, remove any or all of the managers of the Pledged Subsidiaries and appoint its own representatives as managers of such Pledged Subsidiaries. The assets and operations of the Pledged Subsidiaries constitute substantially all of the company’s assets and operations. If Pinecone elects to appoint its own representatives as managers of the Pledged Subsidiaries, then such managers would control such subsidiaries and their assets and operations and could potentially restrict or prevent such subsidiaries from paying dividends or distributions to Regional Health. As a holding company with no significant operations, Regional Health relies primarily on dividends and distributions from the Pledged Subsidiaries to meet its obligations and pay dividends on its capital stock (when and as declared by the Board.)

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

There is no assurance that the Company will be able to comply with the requirements in the Pinecone Loan Documents, including the Second A&R Forbearance Agreement (as amended by the Pinecone Amendment), or otherwise modify the requirements thereof. Such compliance depends, in part, on the Company’s ability to obtain the cooperation of outside parties, which is not within the Company’s control. If Pinecone were to exercise its default-related rights and remedies under the Pinecone Credit Facility, then it will have a material adverse consequence on the Company’s ability to meet its obligations arising within the next twelve months, and create substantial doubt about the Company’s ability to continue as a going concern.

Risks Related to Our Capital Structure

We have substantial indebtedness, which may have a material adverse effect on our business and financial condition.

As of March 31, 2019, we had approximately $80.1 million in indebtedness, including current maturities of debt. We may also obtain additional short-term and long-term debt to meet future capital needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

For the three months ended and as of March 31, 2019, we had negative working capital of approximately $34.3 million. At March 31, 2019, we had $1.5 million in unrestricted cash and $80.1 million in indebtedness, including current maturities of $25.7 million. The current portion of such indebtedness is comprised of: (i) $19.4 million of long term-debt (including a $0.5 million “tail fee” and a $0.5 million “repayment or acceleration fee”) under the Pinecone Credit Facility, classified as current due to the Company’s short-term forbearance agreement regarding the Company’s noncompliance with certain covenants under the Pinecone Credit Facility, pursuant to which Pinecone may exercise its default-related rights and remedies, including the acceleration of the maturity of the debt, upon the termination of the forbearance period under such forbearance agreement; (ii) $4.0 million of mortgage indebtedness under the Quail Creek Credit Facility maturing in June 2019 (there is no assurance that the Company will be able to further extend the maturity date of the Quail Creek Credit Facility); and (iii) other debt of approximately $2.3 million, which includes senior debt and bond and mortgage indebtedness.

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

On August 28, 2018, the Company received a deficiency letter from NYSE American stating that the Company was not in compliance with the continued listing standards set forth in the Company Guide regarding the low selling price. On February 28, 2019, the Company regained compliance with the continued listing standards set forth in the Company Guide regarding the low selling price by completing the Reverse Stock Split. The proposal to amend the Charter to effect a reverse stock split of the common stock at a ratio of between one-for-six and one-for-twelve, as determined by the Board in its sole discretion, was approved at the Company’s 2018 annual meeting of shareholders, and the Reverse Stock Split became effective on December 31, 2018. If the Company is again determined to be noncompliant with any of the continued listing standards of the NYSE American within twelve months of February 28, 2019, the Exchange will examine the relationship between the Company’s previous noncompliance with the continued listing standards with respect to the low selling price and such new event of noncompliance in accordance with Section 1009(h) of the Company Guide. In connection with such new event of noncompliance, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

On April 17, 2019, the Company received a letter from NYSE American stating that the Company was not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because the Company failed to timely file its Annual Report on Form 10-K for the period ended December 31, 2018. As a result, the Company became subject to the procedures and requirements set forth in Section 1007 of the Company Guide. The Company was provided a six-month cure period (until October 17, 2019) during which the Exchange monitored the Company and the status of the initial delinquent report and any subsequent delinquent reports.

On May 17, 2019, the Company received a letter from NYSE American stating that the Company had regained compliance with the Exchange’s continued listing standards set forth in Part 10 of the Company Guide. Specifically, the Company resolved the continued listing deficiency with respect to sections 134 and 1011 of the Company Guide since the Company filed its Form 10-K for the period ended December 31, 2018 with the SEC on May 17, 2019.

On May 21, 2019, the Company received a letter of noncompliance from the NYSE American stating that the Company is not in compliance with the Exchange’s continued listing standards under the timely filing criteria outlined in Section 1007 of the Company Guide because of the Company’s Filing Delinquency related to the Delayed Form 10-Q, which was due to be filed with the SEC no later than May 20, 2019. As a result of the foregoing, the Company has become subject to the procedures and requirements of Section 1007 of the Company Guide. During the Initial Cure Period, the Exchange will monitor the Company and the status of the Delayed Form 10-Q and any subsequent reports until the Filing Delinquency is cured. If the Company fails to cure the Filing Delinquency within the Initial Cure Period, the Exchange may, in its sole discretion, allow the Company’s securities to be traded during an Additional Cure Period, depending on the Company’s specific circumstances. If the Exchange determines that an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set forth in Section 1010 of the Company Guide.

Notwithstanding the foregoing, however, the Exchange may in its sole discretion decide (i) not to afford the Company any Initial Cure Period or Additional Cure Period, as the case may be, at all or (ii) at any time during the Initial Cure Period or Additional Cure Period, to truncate the Initial Cure Period or Additional Cure Period, as the case may be. Furthermore, the Exchange may immediately commence suspension and delisting procedures if the Company is subject to delisting pursuant to any other provision of the Company Guide, including if the Exchange believes, in its sole discretion, that continued listing and trading of the Company’s securities on the Exchange is inadvisable or unwarranted in accordance with Sections 1001-1006 of the Company Guide. In the interim, the Company’s securities will continue to be listed on the Exchange, subject to the Company’s compliance with other continued listing requirements, and the Company’s common stock and preferred stock will continue to trade under the symbols “RHE” and “RHE PA,” respectively. The Exchange will make a late filer (“.LF”) indicator available on the consolidated tape. Each data vendor that disseminates the quotes and trades of Exchange-listed issuers may append this indicator to the ticker symbols of the Company. Each vendor is free to use an indicator of its own choosing so the letter or symbol used to indicate this status may differ from vendor to vendor. The Exchange also publishes a list of noncompliant issuers and displays the .LF indicator on its website.

By filing this Quarterly Report, the Company has now filed the Delayed Form 10-Q.

In 2016, the NYSE American notified the Company that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. The Company regained compliance with such continued listing standards as a result of the Merger, but there is no assurance that the Company will be able to maintain such compliance in the future. As of March 31, 2019, the Company’s equity at $6.4 million was $0.4 million above the required minimum for compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, Section 1003(a)(iii) of the Company Guide requires stockholders’ equity of $6.0 million or more if an issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years. If the Company falls below the required minimum stockholders equity, then the Company could become subject to the procedures and requirements of Section 1009 of the Company Guide and be required to submit a compliance plan describing the actions the Company is taking or would take to regain compliance with the continued listing standards. Alternatively, the Exchange may, among other things, truncate the compliance procedures described in the continued listing standards or initiate immediate delisting proceedings.

The Company’s ability to raise additional capital through the issuance of equity securities and the terms upon which we are able to raise such capital will be adversely affected if we are unable to maintain the listing of the common stock and the Series A Preferred Stock on the NYSE American.

We give no assurance that the Company will be to maintain compliance with the NYSE American continued listing standards. If the common stock and Series A Preferred Stock are delisted from the NYSE American, then such securities may trade in the over-the-counter market. If our securities were to trade on the over-the-counter market, selling the common stock and Series A Preferred Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event the common stock and Series A Preferred Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in such securities, further limiting the liquidity of the common stock and Series A Preferred Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from the NYSE American and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments.

We depend on affiliates of C.R Management, Wellington and Aspire for a significant portion of our revenues and any inability or unwillingness by such entities to satisfy their obligations to us could have a material adverse effect on us.

Our 25 properties (excluding the three facilities that are managed by us) are operated by a total of 25 separate tenants, with each of our tenants being affiliated with one of eight local or regionally-focused operators. We refer to our tenants who are affiliated with the same operator as a group of affiliated tenants. Each of our operators operate (through a group of affiliated tenants) between two and eight of our facilities, with our most significant operators, C.R Management, Wellington and Aspire, each operating (through a group of affiliated tenants) eight, two and five facilities, respectively. We, therefore depend, on tenants who are affiliated with C.R Management, Wellington and Aspire for a significant portion of our revenues. We cannot assure you that the tenants affiliated with C.R Management, Wellington and Aspire will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their obligations under the applicable leases and subleases, and any inability or unwillingness by such tenants to do so could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

The Board suspended dividend payments with respect to the Series A Preferred Stock, commencing with the fourth quarter of 2017, and determined to continue such suspension indefinitely in June 2018. No dividends were declared or paid with respect to the Series A Preferred Stock for such dividend periods. As a result of such suspension, the Company has $12.1 million of undeclared preferred stock dividends in arrears, whose annual dividend rate has increased to 12.875% commencing with the fourth quarter of 2018, with respect to the Series A Preferred Stock as of the date of filing of this Quarterly Report. See Note 11 – Common and Preferred Stock, “Preferred Stock Offerings and Dividends”, to the Company’s Notes to our consolidated financial statements located in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report,

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.2	Certificate of Merger, effective September 29, 2017	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

3.3	Amended and Restated Bylaws of Regional Health Properties, Inc., effective September 21, 2017	Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.1	Form of Common Stock Certificate of Regional Health Properties, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K12B filed on October 10, 2017

4.2	Description of Regional Health Properties, Inc. Capital Stock	Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

4.3*	2005 Stock Option Plan of AdCare Health Systems, Inc.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.4*	AdCare Health Systems, Inc. 2011 Stock Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.5*	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.6*	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-131542) filed October 27, 2011

4.7	Form of Warrant to Purchase Common Stock of the Company	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175541)

4.8	Warrant to Purchase 50,000 Shares of Common Stock, dated December 28, 2012, issued by AdCare Health Systems, Inc. to Strome Alpha Offshore Ltd.	Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

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

Incorporated by reference to Exhibit 10.203 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

Exhibit No.	Description	Method of Filing

10.2

Eighth Amendment to Loan and Security Agreement and Fourth Amendment to Promissory Note dated April 30, 2019 by and between QC Property Holdings, LLC, a Georgia limited liability company and Congressional Bank.

Incorporated by reference to Exhibit 10.205 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.3	Forbearance Agreement, dated as of January 11, 2019, by and between Covington Realty, LLC and Regional Health Properties, Inc.	Incorporated by reference to Exhibit 10.212 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.4	Lease Termination Agreement, dated as of January 15, 2019, by and between Bonterra/Parkview Inc. and ADK Bonterra/Parkview, LLC	Incorporated by reference to Exhibit 10.213 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.5	Second Amendment to Sublease Agreement, dated as of February 15, 2019, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.214 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.6	Second Amendment to Sublease Agreement, dated as of February 15, 2019, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.215 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.7	Lease Agreement, dated as of February 28, 2019, by and between Mountain Trace Nursing ADK, LLC and Vero Health X, LLC.	Incorporated by reference to Exhibit 10.216 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.8	Third Amendment to Sublease Agreement, dated as of March 13, 2019, by and between ADK Georgia, LLC. and 3460 Powder Springs Road Associates, L.P.	Incorporated by reference to Exhibit 10.217 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.9	Third Amendment to Sublease Agreement, dated as of February 15, 2019, by and between ADK Georgia, LLC. and 3223 Falligant Avenue Associates, L.P.	Incorporated by reference to Exhibit 10.218 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.10	Settlement Agreement and Release, dated as of March 13, 2019, by and between Regional Health Properties, Inc. and Chapter 7 Trustee	Incorporated by reference to Exhibit 10.219 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.11

First Amendment to Second Amended and Restated Forbearance Agreement dated June 12, 2019 among CP Property Holdings, LLC, Northwest Property Holdings, LLC and Attalla Nursing ADK, LLC as Borrowers, Hearth & Home of Ohio, Inc., as Guarantor, AdCare Property Holdings, LLC, as Guarantor and Borrower, Regional Health Properties, Inc., as Guarantor, and Pinecone Reality Partners II, LLC as Lender

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2019 (unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited); and (v) the Notes to Consolidated Financial Statements (unaudited).

Filed herewith

*	Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONAL HEALTH PROPERTIES, INC.
(Registrant)

Date:	June 18, 2019	/s/ Brent Morrison
Brent Morrison
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 18, 2019	/s/ E. Clinton Cain
E. Clinton Cain
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)